Form 10-Q
period 1996-06-30
FIRST NATIONAL CORP /VA/
filed 1996-08-14
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-23976

                          FIRST NATIONAL CORPORATION
            (Exact name of registrant as specified in its charter)

                             Virginia 54-1232965
               (State or other jurisdiction of (I.R.S. Employer
            incorporation or organization) Identification Number)

               100 West King Street, Strasburg, Virginia 22657
             (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code (540) 465-9121

                                     NONE
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                     Class: Common stock, $5.00 par value
                   Outstanding as of July 31, 1996: 772,812

                          FIRST NATIONAL CORPORATION


                                    INDEX


Part 1.  Financial Information

     Item 1.    Financial Statements                      Page No.

          Consolidated Statements of Income                  3

          Consolidated Balance Sheets                        5

          Consolidated Statements of Cash Flows              6

          Consolidated Statements of Changes in
             Stockholders' Equity                            7

          Notes to Consolidated Financial Statements         8

      Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition     11

Part II.          Other Information

      Item 1      Legal Proceedings                         13

      Item 4.     Submission of Matters to a vote of
                  Security Holders                          13

      Item 6.     Exhibits and Reports on Form 8-K          13

      Signature                                             14




                          FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                          (In Thousands of Dollars)
                          (Except Per Share Amounts)

                                                Three Months Ended
                                       June 30, 1996        June 30, 1995


Interest Income
Interest and Fees on Loans                  $2,096               $1,831
Interest on Federal Funds Sold                  30                   13
Interest on Deposits in Banks                    5                    0
Interest and Dividends on Investment Securities
Available for Sale
    Taxable                                    327                  384
    Non Taxable                                 97                   59
Held to Maturity
    Taxable                                     60                  169
                                            ------               ------
Total Interest Income                       $2,615               $2,456

Interest Expense
Interest on Savings  Deposits and Interest
Bearing Demand Deposits                       $340                 $387
Interest on Time Deposits of $100,000 or more  146                  124
Interest on All Other Time Deposits            725                  630
Interest on Federal Funds Purchased             0                     8
Interest on Note Payable                        23                   50
                                            ------               ------
Total Interest Expense                      $1,234               $1,199
                                            ------               ------
Net Interest Income                         $1,381               $1,257
                                            ------               ------
   Provision for Loan Losses                    30                    0
                                            ------               ------
     Net Interest Income After Provisions
        for Loan Losses                     $1,351               $1,257

Other Operating Income
    Service Charges                            118                  122
    Gains on Securities Available for Sale       1                   99
    Other Operating Income                      84                   82
                                            ------               ------
Total Non-interest Income                     $203                 $303

Other Operating Expenses
    Salaries and Employee Benefits             549                  547
    Occupancy Expense                           52                   53
    Equipment Expense                          127                  118
    Other Operating Expenses                   338                  367
                                            ------               ------
Total Operating Expenses                    $1,066               $1,085

Income Before Income taxes                    $488                 $475

Income Taxes                                   139                  109
                                            ------               ------
Net Income                                    $349                 $366
                                            ======               ======
Per Share Data
Net Income                                   $0.45                $0.47
                                            ======               ======
Cash Dividends                                0.15                 0.13
                                            ======               ======

The Accompanying Notes Are An Integral Part Of These Statements


                          FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                          (In Thousands of Dollars)
                          (Except Per Share Amounts)

                                                 Six Months Ended

                                        June 30, 1996        June 30, 1995

Interest Income
Interest and Fees on Loans                    $4,127               $3,575
Interest on Federal Funds Sold                    43                   25
Interest on Deposits in Banks                     13                    6
Interest and Dividends on Investment Securities
  Available for Sale
      Taxable                                    656                  767
      Non Taxable                                196                  122
   Held to Maturity
      Taxable                                    138                  339
                                              ------               ------
Total Interest Income                         $5,173               $4,834

Interest Expense
Interest on Savings  Deposits and Interest
     Bearing Demand Deposits                    $789                 $695
Interest on Time Deposits of $100,000 or more    292                  260
Interest on All Other Time Deposits            1,339                1,243
Interest on Federal Funds Purchased                2                   13
Interest on Note Payable                          51                   96
                                              ------               ------
    Total Interest Expense                    $2,473               $2,307
                                              ------               ------
Net Interest Income                           $2,700               $2,527
                                              ------               ------
    Provision for Loan Losses                     60                    0
                                              ------               ------
     Net Interest Income After Provisions
        for Loan Losses                       $2,640               $2,527

Other Operating Income
    Service Charges                              232                  248
    Trust Income                                   0                    3
    Gains (Losses) on Securities
     Available for Sale                            1                  (31)
    Other Operating Income                       168                  228
                                              ------               ------
Total Non-interest Income                       $401                 $448

Other Operating Expenses
Salaries and Employee Benefits                 1,104                1,069
Occupancy Expense                                112                  101
Equipment Expense                                250                  212
Other                                            629                  701
                                              ------               ------
Total Operating Expenses                      $2,095               $2,083

Income Before Income taxes                      $946                 $892

Income Taxes                                     270                  272
                                              ------               ------
Net Income                                      $676                 $620
                                              ======               ======
Per Share Data
Net Income                                     $0.88                $0.80
                                              ======               ======
Cash Dividends                                  0.30                 0.26
                                              ======               ======

The Accompanying Notes Are An Integral Part Of These Statements


                          FIRST NATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                          (In Thousands of Dollars)

                                         June 30, 1996      December 31, 1995

         ASSETS
Cash and due from banks                    $3,049                $4,314
Federal Funds Sold                          1,324                     0
Investment Securities
   Available for Sale                      27,726                30,543
   Held to Maturity                         3,729                 6,276
Loans Net of Unearned Discount             94,208                86,887
   Less: Allowance for Loan Losses            952                   901
                                          -------               -------
       Net Loans                           93,256                85,986
                                          -------               -------

Bank Premises and Equipment                 2,901                 3,089
Interest Receivable                           833                   840
Other Real Estate                             979                   804
Other Assets                                  917                   669
                                         --------              --------
   Total Assets                          $134,714              $132,321
                                         ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Demand Deposits
       Non-Interest Bearing               $13,652               $12,946
       Interest Bearing                    17,104                16,715
   Savings Deposits                        32,219                29,153
   Certificates of Deposit of
       $100,000 and over                   10,506                11,054
   All Other Time Deposits                 44,915                46,038
                                         --------              --------
       Total Deposits                    $118,396              $115,906
                                         --------              --------

Federal Funds Purchased                         0                   382
Federal Home Loan Bank Advance              1,491                 1,500
Accrued Expenses                              808                   625
                                         --------              --------
       Total Liabilities                 $120,695              $118,413
                                         --------              --------

Stockholders' Equity
   Common Stock, Par Value $5 per Share;
    Authorized 2,000,000 Shares,
    772,243 and 771,698 Shares
    Issued and Outstanding                 $3,861                $3,859
   Surplus                                  1,099                 1,090
   Unrealized Gain (Loss) on
    Securities Available for Sale, Net       (273)                   71
   Undivided Profits                        9,332                 8,888
                                         --------              --------
       Total Stockholders' Equity         $14,019               $13,908
                                         --------              --------
       Total Liabilities and
          Stockholders' Equity           $134,714               $132,321
                                         ========               ========

The Accompanying Notes Are An Integral Part of These Statements

                          FIRST NATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Thousands of Dollars)
                                                          SIX MONTHS ENDED
                                                     June 30, 1996  June 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                 $676           $620
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                            254            218
   Provision for loan losses                                 60              0
   Change in assets and liabilities:
      (Increase) decrease in interest receivables             7            (17)
      (Increase) decrease in other assets                  (251)           120
      Increase in accrued expenses                          183            231
                                                         ------         ------
Net Cash Provided by Operating Activities                  $929           $967
                                                         ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities-available for sale      $1,001         $3,212
Proceeds from maturities and principal payments
 on securities-available for sale                         3,727          1,099
Purchases of securities-available for sale               (2,269)        (2,003)
Proceeds from maturities and principal payments
 on securities-held to maturity                           2,346            612
Purchases of securities-held to maturity                      0           (253)
Proceeds on sale of bank premises and equipment               0              4
Purchases of bank premises and equipment                   (232)          (734)
Net (increase) in loans                                  (7,321)        (4,950)
(Increase) in federal funds sold                         (1,324)        (1,906)
                                                         ------         ------
Net Cash (Used in) Investing Activities                 ($4,072)       ($4,919)
                                                         ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits, NOW accounts,
   and savings accounts                                   4,161          7,365
Net (decrease) in certificates of deposit                (1,671)        (2,909)
Net increase (decrease) in long-term borrowings              (9)             0
Net proceeds from issuance of common stock                   11              2
Cash dividends paid                                        (232)          (200)
Net increase (decrease) in federal funds purchased         (382)             0
                                                         ------         ------
Net Cash Provided by Financing Activities                $1,878         $4,248
                                                         ------         ------
Increase (Decrease) in Cash and Cash Equivalents        ($1,265)          $296
                                                         ======         ======

CASH AND CASH EQUIVALENTS:
Beginning                                                 4,314          3,028
                                                         ------         ------

Ending                                                   $3,049         $3,324
                                                         ======         ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
   Interest                                                $724           $805
                                                         ======         ======
   Income Taxes                                            $208           $315
                                                         ======         ======

The Accompanying Notes Are An Integral Part of These Statements


                          FIRST NATIONAL CORPORATION
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (IN THOUSANDS OF DOLLARS)
                    Six Months Ended June 30 1996 and 1995

                                                            Unrealized
                                                           Gain / Loss on
                                                             Securities
                                        Common                Available    Retained
                                         Stock      Surplus    For Sale    Earnings    Total
Balances, December 31, 1994             $3,855       $1,076      ($831)     $8,036    $12,136

Issuance of 75 shares of common stock
    employee stock options                   0            2        ---         ---          2

Net Income                                  ---          ---       ---         619        619

Unrealized Gain  on Securities Available
    for Sale                                ---          ---       801         ---        801

Cash Dividends                              ---          ---       ---        (200)      (200)
                                        -------      -------   -------     -------    -------
Balances, June 30, 1995                  $3,855       $1,078      ($30)     $8,455    $13,358
                                        =======      =======   =======     =======    =======


Balances , December 31, 1995              $3,859      $1,090        $71      $8,888   $13,908

Issuance of 545 shares of common Stock
    dividend reinvestment plan                 2           9        ---         ---        11

Net Income                                   ---         ---        ---         676       676

Increase In Unrealized loss on securities
    available for sale                       ---         ---       (344)        ---      (344)

Cash dividends                               ---         ---        ---        (232)     (232)
                                        --------    --------    -------     -------   -------
Balances, June 30, 1996                   $3,861      $1,099      ($273)     $9,332   $14,019
                                        ========    ========    =======     =======   =======

The Accompanying Notes Are An Integral Part of These Statements

                          FIRST NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Interim Financial Statements

       The accompanying consolidated financial statements of First National Corporation and its subsidiaries have not been audited by independent accountants, except for the balance sheet at December 31, 1995. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the six month periods ended June 30, 1996 and 1995, the company's financial position at June 30, 1996 and December 31, 1995, and the cash flows for the six month periods ended June 30, 1996 and 1995. These adjustments are of a normal recurring nature.

Note 2.Securities as of June 30, 1996 and December 31, 1995 are summarized below:

                                                 (000 Omitted)
                                               June 30, 1996                 December 31, 1995
                                                         Unrealized                         Unrealized
                                        Book     Market  Gain (Loss)    Book      Market   Gain (Loss)
Securities Available For Sale

   U. S. Treasury Securities              $0        $0         $0       $1,003    $1,007        $4
   U. S. Agency Securities            20,447    20,092       (355)      21,449    21,505        56
   Obligation of State and
     Political Subdivisions            6,624     6,565        (59)       6,693     6,961       268
   Other Securities                    1,069     1,069          0        1,052     1,070        18
                                     -------   -------     ------      -------   -------    ------
Total Securities Available for Sale  $28,140   $27,726      ($414)     $30,197   $30,543      $346
                                     =======   =======     ======      =======   =======    ======


Securities Held to Maturity

   U. S. Treasury Securities              $0       $0          $0           $0        $0        $0
   U. S. Agency Securities             3,729    3,702        ($27)       6,076     6,082         6
   Obligation of State and Political
       Subdivisions                        0        0           0            0         0         0
   Other Securities                        0        0           0            0         0         0
                                     -------   ------      ------      -------    ------     -----
Total Securities Held to Maturity     $3,729   $3,702        ($27)      $6,076    $6,082        $6
                                     =======   ======      ======      =======    ======     =====

                          FIRST NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                       (000 Omitted)
                                               June 30, 1996   December 31, 1995
   Real estate loans:
     Construction and land development               $2,624           $3,990
     Secured by farm land                               880              898
     Secured by 1-4 family residential               39,537           42,236
     Other real estate loans                         16,270           13,549
   Loans to farmers (except those secured
            by real estate)                             628              574
   Commercial and industrial loans
           (except those secured by real estate)     11,243            5,843
   Loans to individuals for personal expenditures    21,461           20,288
   All other loans                                    3,122            1,172
                                                    -------          -------
            Total loans                             $95,765          $88,550
   Less unearned income reflected in loans            1,557            1,663
                                                    -------          -------
             Loans, net of unearned income          $94,208          $86,887
                                                    =======          =======

   The Bank had loans in a nonaccrual category of $120,320 on December 31, 1995 and $57,000 on June 30, 1996.

Note 4.   Allowance for Loan Losses

                   Analysis of the Allowance for Loan Losses
                            For the Six Months Ended
                                (000 Omitted)
                                              June 30, 1996    June 30, 1995
   Balance at Beginning of Period                   $901         $1,155

   Charge-Offs                                        23             36

   Recoveries                                         14             23
                                                  ------         ------
   Net Charge-Offs                                     9             13

   Provision for Loan Losses                          60              0
                                                  ------         ------
   Balance at End of Period                         $952         $1,142
                                                  ======         ======

                          FIRST NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   New Accounting Pronouncements

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," establishes standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement is effective for fiscal years beginning after December 15, 1995. The Statement did not have a material impact on the Corporation.

   Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage servicing rights.
The Statement did not have a material impact on the Corporation.

   Statement  of  Financial   Accounting  Standards  No.  123,  "Accounting  for
Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock, and stock appreciation rights. This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.
   This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees." The fair value based method is preferable to the Opinion 25 method for purposes of justifying a change in accounting principle under APB opinion 20, "Accounting Changes." Entities electing to remain with the accounting of Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this Statement had been applied.
   The Statement is effective for fiscal years beginning after December 15, 1995. The disclosures must include the pro forma effects of other awards granted in fiscal years beginning after December 31, 1994. The Statement did not have a material impact on the Corporation.

                          FIRST NATIONAL CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Net income for the first half of 1996 was $676 thousand compared to $620 thousand in the same period of 1995. There was an increase in interest expense when the two periods are compared which was less than the increase in interest income during this period which was the result of an increasing loan portfolio which was funded by savings deposits and cash flows from the investment portfolio. This resulted in an increase in net interest income dollars even though the net interest margin was unchanged.

   Total assets grew $2.4 million during the first six months of 1996. The loan portfolio led the way by growing $7.3 million or 8.4% during this period. Both other real estate and other assets grew during this quarter, by $175 thousand and $248 thousand respectively. Federal funds sold increased $1.3 million. Funding for these increases was provided, in large part, by the securities portfolio which decreased $5.2 million. There was also an increase in total deposits of $2.5 million which rounded out the funding mix.

Yields, Rates and Net Interest Margin

   While interest rates have risen during the second quarter of 1996, the decline in yield on the loan portfolio which moved down from 9.15% in 1995 to 8.80% in 1996 was the result of a management decision to accept lower yielding loans in an attempt to expand the portfolio. This decline in loan yield combined with a decline in yield on securities caused the yield on total earning assets to decline from 8.42% in 1995 to 8.22% this year. Due to an increase in volume in lower cost deposit products the cost of interest bearing liabilities held relatively steady and only increased from 4.67% in 1995 to 4.69% in 1996. This decline in yield on earning assets in conjunction with level costs on interest bearing liabilities caused the interest rate spread to narrow from 3.49% in 1995 to 3.59% in 1996 and as a result the net interest margin also declined from 4.46% to 4.37%.

Future Operations

   While the bank has opened a new branch office during each of the last two years, there are no plans to continue in this manner. Management, instead, plans to improve the support departments for the existing branch network by remodeling the Strasburg office and by erecting a new building adjacent to the "main office" building which will house all the operations departments of the bank under one roof. Construction was started during the second quarter and should be completed around the end of first quarter of 1997.

   While the bank will continue to concentrate on the expansion and diversification the loan portfolio, management is in the process of developing a program to provide alternative financial products, mutual funds, bonds, common stock and investment products other than bank deposits to both bank customers and noncustomers.


                          FIRST NATIONAL CORPORATION
            AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
                                                    Six Months Ended June 30,
                                               1996                           1995

                                              Annual                         Annual
                                   Average    Income/  Yield/        Average   Income/   Yield/
                                   Balance    Expense   Rate         Balance   Expense    Rate
ASSETS
Balances at correspondent banks -
    interest bearing               $183,733    $13,859  15.09%       $201,651     $6,059  6.01%

Securities:
   Taxable                       25,974,838    793,265   6.11%     33,354,611  1,105,425  6.63%
   Tax-exempt (1)                 6,744,814    297,585   8.82%      3,739,800    184,665  9.88%
                                -----------  ---------  -----     -----------  --------- -----
      Total Securities           32,719,652  1,090,850   6.67%     37,094,411  1,290,090  6.96%

Loans (net of earned income):(2)
   Taxable                       93,423,660  4,103,417   8.78%     77,630,960  3,548,054  9.14%
   Tax-exempt (1)                   664,563     35,336  10.63%        804,528     40,926 10.17%
                                -----------  ---------  -----     -----------  --------- -----
      Total Loans                94,088,223  4,138,753   8.80%     78,435,488  3,588,980  9.15%
Federal funds sold and
   repurchase agreements          1,683,159     42,548   5.06%        918,624     25,328  5.51%
                                -----------  ---------  -----     -----------  --------- -----
   Total earning assets         128,674,767  5,286,010   8.22%    116,650,174  4,910,457  8.42%
Less: allowance for Loan Losses    (923,855)                       (1,138,817)
Total nonearning assets           5,521,707                         7,640,322
                               ------------                      ------------
   Total Assets                $133,272,619                      $123,151,679
                               ============                      ============

LIABILITIES AND SHAREHOLDER EQUITY

Interest bearing deposits:

   Checking                      $9,834,647   $106,764   2.17%    $8,919,277    $111,548  2.50%
   Money market savings           7,658,747    129,194   3.37%     7,405,529     126,860  3.43%
   Regular savings               29,574,115    681,983   4.61%    20,214,280     455,749  4.51%
   Certificates of deposit:
      Less than $100,000         45,401,444  1,209,495   5.33%    48,244,202   1,243,749  5.16%
      $100,000 and more          10,637,776    292,336   5.50%     9,458,357     260,428  5.51%
                                -----------  ---------  -----     ----------   --------- -----
Total interest bearing deposits 103,106,729  2,419,772   4.69%    94,241,645   2,198,330  4.67%


Federal funds purchased              46,912      1,894   8.07%     3,371,871     108,342  6.43%
Long term borrowings              1,496,158     51,551   6.89%             0           0   N\A
                                -----------  ---------  -----     ----------  ---------- -----
Total interest bearing
    liabilities                 104,649,799  2,473,217   4.73%    97,613,516   2,306,672  4.73%

Noninterest bearing liabilities
   Demand deposits               13,679,571                       12,493,749
   Other liabilities              1,124,187                          952,728
                                -----------                      -----------
Total liabilities               119,453,557                      111,059,993
Stockholders' equity             13,819,062                       12,091,686
                                -----------                      -----------
Total liabilities and
   stockholders' equity        $133,272,619                     $123,151,679
                                ===========                      ===========
Net Interest income                         $2,812,793                        $2,603,785
                                             =========                         =========
Interest rate spread                                     3.49%                            3.69%
Interest expense as a percent of average
   earning assets                                        3.84%                            3.95%
Net interest margin                                      4.37%                            4.46%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1995 and 1996.
(2) Loans placed on a nonaccrual status are reflected in the balances.

                          First National Corporation
                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      As of June 30, 1996 neither the corporation nor the bank was a party to any legal proceedings.

Item 2.  Not Applicable

Item 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the second quarter of 1996.

Item 5.  Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

       2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

            Not applicable

        3 (i)  Articles of Incorporation
          (ii) Bylaws

            There have been no amendments during the quarter.

       4. Instruments defining the rights of security holders, including indentures.

            Not applicable

      10.   Material contracts

            Not applicable

      11.   Statement re computation of per share earnings.

            Not applicable

      15.   Letter re unaudited interim financial information.

            Not applicable

                          First National Corporation
                          PART II. OTHER INFORMATION

      18.   Letter re change in accounting principles.

            Not applicable

      19.   Report furnished to security holders.

            Not applicable

      22. Published report regarding matters submitted to vote of security holders.

            Not applicable

      23.   Consent of experts and counsel.

            Not applicable

      24.   Power of attorney

            Not applicable

      27.   Financial Data Schedule

            See second document in filing

      99.   Additional Exhibits

            Not applicable

(b).  Reports on form 8-K

      None


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     First National Corporation
                                                            (Registrant)


Date         August 14, 1996                           Dana A. Froom
            -----------------                 ---------------------------------
                                                   Dana A. Froom, Comptroller
                                              (Principal Accounting Officer and
                                                   Duly Authorized Officer)