Form 10-Q
period 1996-09-30
FIRST NATIONAL CORP /VA/
filed 1996-11-13
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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

               112 West King Street, Strasburg, Virginia 22657
             (Address of principal executive offices) (Zip Code)

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

                     Class: Common stock, $5.00 par value
                 Outstanding as of October 31, 1996: 773,438

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




                          FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                          (In Thousands of Dollars)
                          (Except Per Share Amounts)

                                                Three Months Ended

                                    September 30, 1996   September 30, 1995
Interest Income
Interest and Fees on Loans                  $2,199               $1,889
Interest on Federal Funds Sold                  29                   25
Interest on Deposits in Banks                    6                    3
Interest and Dividends on Investment
 Securities Available for Sale
    Taxable                                    371                  342
    Non Taxable                                 94                   67
Held to Maturity
    Taxable                                     52                  150
                                            ------               ------
Total Interest Income                       $2,751               $2,476
                                            ------               ------
Interest Expense
Interest on Savings  Deposits and Interest
Bearing Demand Deposits                       $655                 $430
Interest on Time Deposits of
 $100,000 or more                              151                  131
Interest on All Other Time Deposits            471                  630
Interest on Federal Funds Purchased             0                     1
Interest on Note Payable                        24                   15
                                            ------               ------
Total Interest Expense                      $1,301               $1,207

Net Interest Income                         $1,450               $1,269
   Provision for Loan Losses                    30                    0
                                            ------               ------
     Net Interest Income After Provisions
        for Loan Losses                     $1,420               $1,269
                                            ------               ------
Other Operating Income
    Service Charges                           $116                 $124
    Gains on Securities Available for Sale       1                   21
    Other Operating Income                      89                  113
                                             -----                -----
Total Non-interest Income                     $206                 $258
                                             -----                -----
Other Operating Expenses
    Salaries and Employee Benefits            $550                 $569
    Occupancy Expense                           53                   60
    Equipment Expense                          133                  141
    Other Operating Expenses                   320                  264
                                            ------               ------
Total Operating Expenses                    $1,056               $1,034
                                            ------               ------
Income Before Income taxes                    $570                 $493

Income Taxes                                   166                  148
                                            ------               ------
Net Income                                    $404                 $345
                                            ======               ======
Per Share Data
Net Income                                   $0.52                $0.45
                                            ======               ======
Cash Dividends                                0.00                 0.13
                                            ======               ======

The Accompanying Notes Are An Integral Part Of These Statements



                          FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                          (In Thousands of Dollars)
                          (Except Per Share Amounts)

                                                 Nine Months Ended

                                    September 30, 1996   September 30, 1995
Interest Income
Interest and Fees on Loans                    $6,326               $5,464
Interest on Federal Funds Sold                    72                   50
Interest on Deposits in Banks                     19                    9
Interest and Dividends on Investment Securities
  Available for Sale
      Taxable                                  1,027                1,109
      Non Taxable                                290                  189
   Held to Maturity
      Taxable                                    190                  489
                                              ------               ------
Total Interest Income                         $7,924               $7,310
                                              ------               ------
Interest Expense
Interest on Savings  Deposits and Interest
     Bearing Demand Deposits                  $1,444               $1,125
Interest on Time Deposits of $100,000 or more    443                  391
Interest on All Other Time Deposits            1,810                1,873
Interest on Federal Funds Purchased                2                   14
Interest on Note Payable                          75                  111
                                              ------               ------
    Total Interest Expense                    $3,774               $3,514

Net Interest Income                           $4,150               $3,796
    Provision for Loan Losses                     90                    0
                                              ------               ------
     Net Interest Income After Provisions
        for Loan Losses                       $4,060               $3,796
                                              ------               ------
Other Operating Income
    Service Charges                             $348                 $372
    Trust Income                                   0                    3
    Gains (Losses) on Securities
     Available for Sale                            1                  (10)
    Other Operating Income                       257                  341
                                              ------               ------
Total Non-interest Income                       $606                 $706
                                              ------               ------
Other Operating Expenses
Salaries and Employee Benefits                $1,654               $1,638
Occupancy Expense                                165                  161
Equipment Expense                                383                  353
Other                                            949                  965
                                              ------               ------
Total Operating Expenses                      $3,151               $3,117
                                              ------               ------
Income Before Income taxes                    $1,515                1,385

Income Taxes                                     436                  420
                                              ------               ------
Net Income                                    $1,079                 $965
                                              ======               ======
Per Share Data
Net Income                                     $1.40                $1.25
                                              ======               ======
Cash Dividends                                  0.30                 0.39
                                              ======               ======

The Accompanying Notes Are An Integral Part Of These Statements



                          FIRST NATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                          (In Thousands of Dollars)

                                      September 30, 1996    December 31, 1995
         ASSETS
Cash and due from banks                    $4,313                $4,314
Federal Funds Sold                            998                     0
Investment Securities
   Available for Sale                      30,435                30,543
   Held to Maturity                         3,365                 6,076
Loans Net of Unearned Discount             98,205                86,887
   Less: Allowance for Loan Losses            972                   901
                                          -------               -------
       Net Loans                           97,233                85,986

Bank Premises and Equipment                 3,015                 3,089
Interest Receivable                           859                   840
Other Real Estate                           1,002                   804
Other Assets                                  772                   669
                                         --------              --------
   Total Assets                          $141,992              $132,321
                                         ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Demand Deposits
       Non-Interest Bearing               $15,451               $12,946
       Interest Bearing                    17,245                16,715
   Savings Deposits                        35,195                29,153
   Certificates of Deposit of
    $100,000 and over                      12,622                11,054
   All Other Time Deposits                 44,625                46,038
                                         --------              --------
       Total Deposits                    $125,138              $115,906
                                         --------              --------
Federal Funds Purchased                         0                   382
Federal Home Loan Bank Advance              1,486                 1,500
Accrued Expenses                              803                   625
                                         --------              --------
       Total Liabilities                 $127,427              $118,413
                                         --------              --------
Stockholders' Equity
   Common Stock, Par Value $5 per Share;
    Authorized 2,000,000 Shares,
    772,812 and 771,698 Shares Issued
    and Outstanding                        $3,864                $3,859
   Surplus                                  1,107                 1,090
   Unrealized Gain (Loss) on  Securities
    Available for Sale, Net                  (141)                   71
   Undivided Profits                        9,735                 8,888
                                          -------               -------
       Total Stockholders' Equity         $14,565               $13,908
                                          -------               -------
       Total Liabilities and
         Stockholders' Equity            $141,992              $132,321
                                         ========              ========

The Accompanying Notes Are An Integral Part of These Statements

                                      5



                          FIRST NATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Thousands of Dollars)

                                                    NINE MONTHS ENDED
                                          September 30, 1996   September 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                         $1,079           $965
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                      322            315
   Provision for loan losses                           90              0
   Change in assets and liabilities:
      (Increase) in interest receivables              (19)           (56)
      (Increase) decrease in other assets            (103)            25
      Increase in accrued expenses                    178             97
                                                   ------         ------
Net Cash Provided by Operating Activities          $1,547         $1,346

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities-
  available for sale                               $1,101         $8,179
Proceeds from maturities and
 principal payments on securities-
  available for sale                                4,014          1,881
Purchases of securities-available for sale         (5,363)        (8,889)
Proceeds from maturities and
 principal payments on securities-
  held to maturity                                  2,710          3,035
Purchases of securities-held to maturity                0           (253)
Proceeds on sale of bank premises and equipment         0              4
Purchases of bank premises and equipment             (320)          (759)
Net (increase) in loans                           (11,318)        (8,477)
(Increase) in federal funds sold                     (998)             0
                                                 --------        -------
Net Cash (Used in) Investing Activities          ($10,174)       ($5,279)
                                                 --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits, NOW accounts,
   and savings accounts                             9,077         10,594
Net increase (decrease) in certificates of deposit    155         (5,582)
Net (decrease) in long-term borrowings                (14)        (3,000)
Net proceeds from issuance of common stock             22              5
Cash dividends paid                                  (232)          (300)
Net increase (decrease) in federal funds purchased   (382)         2,275
                                                   ------         ------
Net Cash Provided by Financing Activities          $8,626         $3,992
                                                   ------         ------
Increase (Decrease) in Cash and Cash Equivalents      ($1)           $59


CASH AND CASH EQUIVALENTS:
Beginning                                          $4,314         $3,028
                                                   ------         ------
Ending                                             $4,313         $3,087
                                                   ======         ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
   Interest                                        $1,072         $1,130
                                                   ======         ======
   Income Taxes                                      $391           $422
                                                   ======         ======

The Accompanying Notes Are An Integral Part of These Statements



                          FIRST NATIONAL CORPORATION
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (IN THOUSANDS OF DOLLARS)
                Nine Months Ended September 30, 1996 and 1995

                                                            Unrealized
                                                           Gain / Loss on
                                                             Securities
                                        Common                Available    Retained
                                         Stock      Surplus    For Sale    Earnings    Total
Balances, December 31, 1994             $3,855       $1,076      ($831)     $8,036    $12,136

Issuance of 210 shares of common stock
    employee stock options                   1            4        ---         ---          5

Net Income                                 ---          ---        ---         965        965

Unrealized Gain  on Securities Available
    for Sale                               ---          ---        778         ---        778

Cash Dividends                             ---          ---        ---        (300)      (300)
                                        ------       ------      -----       ------   -------
Balances, September 30, 1995            $3,856       $1,080       ($53)      $8,701   $13,584
                                        ======       ======      =====       ======   =======


Balances , December 31, 1995            $3,859       $1,090        $71       $8,888   $13,908

Issuance of 1,114 shares of common Stock
    dividend reinvestment plan               5           17        ---          ---        22

Net Income                                 ---          ---        ---        1,079     1,079

Increase In Unrealized loss on securities
    available for sale                     ---          ---       (212)         ---      (212)

Cash dividends                             ---          ---        ---         (232)     (232)
                                        ------       ------      ------      ------   -------
Balances, September 30, 1996            $3,864       $1,107      ($141)      $9,735   $14,565
                                        ======       ======      ======      ======   =======

The Accompanying Notes Are An Integral Part of These Statements

                          FIRST NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Interim Financial Statements

       The accompanying consolidated financial statements of First National Corporation and its subsidiaries have not been audited by independent accountants, except for the balance sheet at December 31, 1995. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the nine month periods ended September 30, 1996 and 1995, the company's financial position at September 30, 1996 and December 31, 1995, and the cash flows for the Nine month periods ended September 30, 1996 and 1995. These adjustments are of a normal recurring nature.

Note 2.Securities as of September 30, 1996 and December 31, 1995 are summarized below:


                                                        (000 Omitted)

                                           September 30, 1996            December 31, 1995
                                                        Unrealized                     Unrealized
                                        Book    Market  Gain (Loss)    Book   Market   Gain (Loss)
Securities Available For Sale

   U. S. Treasury Securities              $0       $0        $0       $1,003   $1,007       $4
   U. S. Agency Securities            23,155   22,929     ($226)      21,449   21,505      $56
   Obligation of State and Political
       Subdivisions                    6,424    6,437       $13        6,693    6,961     $268
   Other Securities                    1,069    1,069        $0        1,052    1,070      $18
                                     -------  -------     -----      -------  -------     ----
Total Securities Available for Sale  $30,648  $30,435     ($213)     $30,197  $30,543     $346





Securities Held to Maturity

   U. S. Treasury Securities              $0       $0        $0           $0       $0       $0
   U. S. Agency Securities             3,365    3,347      ($18)       6,076    6,082       $6
   Obligation of State and Political
       Subdivisions                        0        0        $0            0        0       $0
   Other Securities                        0        0        $0            0        0       $0
                                      ------   ------      ----       ------   ------      ---
Total Securities Held to Maturity     $3,365   $3,347      ($18)      $6,076   $6,082       $6

                          FIRST NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                     (000 Omitted)

                                        September 30, 1996    December 31, 1995
   Real estate loans:
     Construction and land development         $2,349              $3,990
     Secured by farm land                         998                 898
     Secured by 1-4 family residential         43,037              42,236
     Other real estate loans                   16,425              13,549
   Loans to farmers
     (except those secured by real estate)        783                 574
   Commercial and industrial loans
     (except those secured by real estate)     13,109               5,843
   Loans to individuals for
     personal expenditures                     21,791              20,288
   All other loans                              1,045               1,172
                                              -------             -------
            Total loans                       $99,537             $88,550
   Less unearned income reflected in loans      1,332               1,663
                                              -------             -------
             Loans, net of unearned income    $98,205             $86,887
                                              =======             =======

   The Bank had loans in a nonaccrual category of $120,320 on December 31, 1995 and $64,000 on September 30, 1996.

Note 4.   Allowance for Loan Losses

          Analysis of the Allowance for Loan Losses

                                                  For the Nine Months Ended
                                                            (000 Omitted)
                                             September 30, 1996   September 30, 1995
   Balance at Beginning of Period                   $901             $1,155

   Charge-Offs                                        34                 36

   Recoveries                                         15                 23
                                                    ----             ------
   Net Charge-Offs                                    19                 13

   Provision for Loan Losses                          90                  0
                                                    ----             ------
   Balance at End of Period                         $972             $1,142
                                                    ====             ======


                          FIRST NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   New Accounting Pronouncements

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," establishes standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement is effective for fiscal years beginning after December 15, 1995. The Statement did not have a material impact on the Corporation.
   Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loan. The Statement did not have a material impact on the Corporation.
   Statement  of  Financial   Accounting  Standards  No.  123,  "Accounting  for
Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock, and stock appreciation rights. This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.
   This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees." The fair value based method is preferable to the Opinion 25 method for purposes of justifying a change in accounting principle under APB opinion 20, "Accounting Changes." Entities electing to remain with the accounting of Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this Statement had been applied.
   The Statement is effective for fiscal years beginning after December 15, 1995. The disclosures must include the pro forma effects of other awards granted in fiscal years beginning after December 31, 1994. The Statement did not have a material impact on the Corporation.

                          FIRST NATIONAL CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Net income for the nine months ended September 30, 1996 was $1.079 million compared to $965 thousand in the same period of 1995. There was an increase of $260 thousand in interest expense when the two periods are compared which was less than the increase in interest income of $614 thousand during this period. This was the result of increases in the loan portfolio which were funded by savings deposits and cash flows from the investment portfolio. The net interest margin moved up 14 basis points as a result of an increase in the yield on earning assets and a slight decline in the cost of funds.

   Total assets grew $9.7 million during this nine month period of 1996. The loan portfolio led the way by growing $11.3 million or 13.03% during this period. Other real estate increased during the period when a parcel acquired for expansion was transferred from land and premises when management decided not to expand into Stephens City. Other assets grew during this period by $103 thousand. Federal funds sold increased $998 thousand. Funding for these increases was provided by the securities portfolio which decreased $2.8 million. Most of the funding for this growth was provided by an increase in total deposits of $9.23 million.

Yields, Rates and Net Interest Margin

   While interest rates have remained steady during the third quarter of 1996, the yield on the loan portfolio during 1996 has actually increased from 9.12% to 9.23%. This increase in yield occurred during a period when management was able to increase the total loan portfolio at a rate greater than the growth in the local economy. Due to an increase in volume in lower cost deposit products the cost of interest bearing liabilities actually declined slightly from 4.74% in 1995 to 4.72% in 1996. This increase in yield on earning assets in conjunction with a decline in costs on interest bearing liabilities caused the interest rate spread to increase from 3.63% in 1995 to 3.81% in 1996 and as a result the net interest margin also increased from 4.41% to 4.55%.

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

   Management plans to continue to expand and diversify the loan portfolio and will introduce a program to provide alternative financial products, mutual funds, bonds, common stock and investment products other than bank deposits, to both bank customers and noncustomers during the fourth quarter of 1996.


                          FIRST NATIONAL CORPORATION
            AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                    Nine Months Ended September 30,
                                                1996                          1995

                                                Annual                           Annual
                                   Average      Income/   Yield/      Average    Income/    Yield/
                                   Balance      Expense   Rate        Balance    Expense    Rate
ASSETS
Balances at correspondent banks-
  interest bearing                  $175,694    $19,332   14.63%      $202,158     $8,758    5.76%

Securities:
   Taxable                        26,138,124  1,216,644    6.19%    32,716,800  1,598,427    6.50%
   Tax-exempt (1)                  6,666,485    440,076    8.78%     3,959,888    286,848    9.63%
                                  ----------  ---------    -----    ----------  ---------    -----
      Total Securities            32,804,609  1,656,720    6.72%    36,676,688  1,885,275    6.84%

Loans (net of earned income): (2)
   Taxable                        90,792,671  6,291,389    9.22%    79,164,862  5,423,890    9.11%
   Tax-exempt (1)                    656,185     52,294   10.60%       795,361     60,035   10.04%
      Total Loans                 91,448,856  6,343,683    9.23%    79,960,223  5,483,925    9.12%
Federal funds sold and repurchase
   agreements                      1,790,990     71,653    5.32%     1,164,716     50,319    5.75%
                                 -----------  ---------   -----    -----------  ---------    -----
   Total earning assets          126,220,150  8,091,388    8.53%   118,003,785  7,428,277    8.37%
Less: allowance for Loan Losses     (936,751)                       (1,127,458)
Total nonearning assets            9,941,850                         7,844,984
                                ------------                      ------------
   Total Assets                 $135,225,248                      $124,721,311
                                ============                      ============

LIABILITIES AND SHAREHOLDER EQUITY

Interest bearing deposits:

   Checking                       $9,941,021   $162,825    2.18%    $9,026,570   $166,562    2.45%
   Money market savings            7,615,827    193,661    3.38%     7,685,712    199,920    3.46%
   Regular savings                31,318,624  1,087,665    4.62%    21,948,322    758,175    4.59%
   Certificates of deposit:
      Less than $100,000          45,227,989  1,809,698    5.32%    47,867,708  1,874,011    5.21%
      $100,000 and more           10,748,579    442,673    5.48%     9,386,459    309,429    5.53%
                                 -----------  ---------    -----    ----------  ---------    -----
Total interest bearing deposits  104,849,039  3,696,522    4.69%    95,914,771  3,389,097    4.70%


Fed funds purchased                   47,224      2,523    7.11%             0          0     N/A
Short term borrowings                      0          0     N/A      2,664,255    125,123    6.25%
Long term borrowings               1,496,158     51,551    6.89%             0          0     N/A
Total interest bearing           -----------  ---------    -----    ----------  ---------    -----
 liabilities                     106,390,111  3,773,979    4.72%    98,579,026  3,514,220    4.74%

Noninterest bearing liabilities
   Demand deposits                13,975,034                        12,709,055
   Other liabilities                 785,376                           956,475
                                 -----------                       -----------
Total liabilities                121,150,521                       112,244,556
Stockholders' equity              14,074,727                        12,476,755
Total liabilities and           ------------                      ------------
 stockholders' equit            $135,225,248                      $124,721,311
                                ============                      ============
Net Interest income                           4,317,408                         3,914,057
                                              =========                         =========
Interest rate spread                                       3.81%                             3.63%
Interest expense as a percent of average
   earning assets                                          3.98%                             3.96%
Net interest margin                                        4.55%                             4.41%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1995 and 1996.
(2) Loans placed on a nonaccrual status are reflected in the balances.

                          First National Corporation
                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      As of September 30, 1996 neither the corporation nor the bank was a party to any legal proceedings.

Item 2.  Not Applicable

Item 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the third quarter of 1996.

Item 5.  Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

       2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

            Not applicable

        3 (iArticles of Incorporation
          (iBylaws

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

            Not applicable

      23.   Consent of experts and counsel.

            Not applicable

      24.   Power of attorney

            Not applicable

      27.   Financial Data Schedule

            Filed electronically as a separate document.

      99.   Additional Exhibits

            Not applicable

(b).  Reports on form 8-K

      None


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     First National Corporation
                                                            (Registrant)


Date         November 13, 1996                          Dana A.  Froom

                                                   Dana A. Froom, Comptroller
                                             (Principal Accounting Officer and
                                                    Duly Authorized Officer)