Form 10-K405
period 1996-12-31
FIRST NATIONAL CORP /VA/
filed 1997-03-25
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

        Registrant's telephone number, including area code (540) 465-9121

               Securities registered pursuant to Section 12(B) of the Act:
               Title of each class    Name of each exchange on which registered:
               -------------------    ------------------------------------------
                       None                            None

           Securities registered Pursuant to section 12(g) of the Act:

                     Common Stock, $5.00 par value per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X]

As of February 28, 1997, there were 774,406 shares of common stock, $5.00 par value, outstanding and the aggregate market value of common stock of First National Corporation held by nonaffiliates was approximately $15,250,053.

                       DOCUMENTS INCORPORATED BY REFERENCE
1996 Annual Report to Shareholders - Parts I and II
Notice of Annual Meeting and Proxy Statement Dated February 28, 1997 - Part III

                                     Part 1
Item 1. Business.

The Company

         First National Corporation (the "Company") was organized on September 7, 1983 as a Virginia corporation for the purpose of acquiring all of the outstanding common stock of the First National Bank of Strasburg (effective June 1, 1994, name changed to First Bank) (the "Bank") in connection with the reorganization of the Bank into a one bank holding company structure. At the effective date of the reorganization, the Bank merged into a newly-formed national bank organized as a wholly-owned subsidiary of the Company, with each outstanding share of common stock of the Bank being converted into one share of common stock of the Company. The primary activity of the Company is the ownership and operation of the Bank.

The Bank

         The bank is currently organized as a state chartered bank under the laws of the Commonwealth of Virginia. It commenced operations on July 1, 1907 as The Peoples National Bank of Strasburg. On January 10, 1928 the Bank changed its name to the First National Bank of Strasburg and moved into its current headquarters location in Strasburg.

         On July 8, 1985, the Bank's first branch was opened in the town of Front Royal, Virginia. The second branch was opened on July 26, 1985 in the City of Winchester, Virginia. The Bank purchased a branch in Frederick County, Virginia from First Union National Bank of Virginia on March 31, 1994. The Bank opened this former First Union branch as a full service office on July 1, 1994. A fourth branch was constructed in the town of Woodstock, Virginia and opened for business on May 30, 1995.

         On April 12, 1994, the Bank received approval from the Federal Reserve Bank of Richmond (the "Federal Reserve") and the Virginia State Corporation Commission's Bureau of Financial Institutions (the "SCC") to convert to a state chartered bank with membership in the Federal Reserve System. The Bank was given one year from approval to Convert. On June 1, 1994, the Bank consummated such conversion and changed its name to First Bank.

         In April 1994, the Bank formed a subsidiary, First Bank Financial Services, Inc., ("Financial Services"), for the purpose of investing in Bankers Title of Fredericksburg, LLC, a title insurance company formed by a group of community banks in Virginia. This company underwrites title insurance which is sold through the banks which own the company to their customers.

Banking Services

         As a full-service commercial bank, the Bank provides a wide range of deposit, loan and other general banking services to individuals, businesses, institutions and government entities. The Bank's deposit services for individuals include checking, statement savings, NOW accounts, money market accounts, IRA deposits, certificates of deposit, Christmas club accounts, direct deposit programs, a club account, life-line checking accounts and investment savings accounts. Loan services to individuals include personal and installment loans (including automobile and property improvement loans), residential mortgages, adjustable rate mortgages, bi-weekly mortgages, home equity loans, and MasterCard and Visa credit cards. The Bank also offers consumers other general banking services, such as safe deposit facilities, travelers checks and collections, and acts as agent for the purchase and redemption of United States Savings Bonds. In addition, the Bank offers corporate and business services, including regular business checking, corporate savings, certificates of deposit, commercial and small business loans, and on-line wire transfer services. The Bank also offers Commercial mortgages.

Location and Service

         The Bank serves the areas of Shenandoah, Frederick, Warren and Clarke Counties and the City of Winchester in Virginia. The Bank solicits business from individuals and small to medium-sized businesses, including retail shops and professional service businesses, residing in this service area.



         The Bank has offices at the following locations:

         Main Office - 100 W. King St., Strasburg, VA 22657
         Front Royal Office - 508 N. Commerce Ave., Front Royal, VA 22630 Winchester Office - 2210 Valley Ave., Winchester, VA 22601 Kernstown Office - 3143 Valley Pike, Winchester, VA 22602
         Remote  ATM site at  Strasburg  Square  Shopping Center,  Strasburg,
          Virginia
         Woodstock Office - 860 South Main Street, Woodstock, VA 22664
         Remote ATM site at Judd's Inc., Strasburg, Virginia

Competition

         The Bank is subject to intense competition from various financial institutions and other companies or firms that offer financial services. In its market area, the Company is and will be competing with several state-wide and regional banking institutions, including First Virginia Bank, Signet Bank, Crestar Bank, NationsBank, N. A., First Union National Bank, F&M Bank, Jefferson National Bank and Central Fidelity National Bank. The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and with issuers of commercial paper and securities, such as money market and mutual funds. In making loans, the Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other lenders.

         Federal and state legislative changes since 1982 have significantly increased competition among financial institutions, and current trends toward further deregulation may be expected to increase such competition even further. Many of the financial organizations in competition with the Company have greater financial resources than the Company and are able to offer similar services at varying costs with greater loan capacities. Of all the banks in our marketplace, the Bank is one of a few that serves the area exclusively as an independent, community bank. This enables it to identify and meet customer needs efficiently and enhance its competitiveness in the marketplace. The Bank's history, dating back to 1907, also allows it to compete from a position of strength and stability.

Asset and Liability Management

         Assets of the Bank consist primarily of loans and its investment portfolio. Deposit accounts, including checking accounts and interest-bearing accounts, time deposits and certificates of deposit, represent the majority of the liabilities of the Bank. In an effort to maintain adequate levels of liquidity and minimize fluctuations in the net interest margin (the difference between interest income and interest expense), the rate sensitivity of the loan and investment portfolios are similar to the rate sensitivity of the Bank's liabilities.

         The Bank invests the majority of its investment portfolio in highly marketable short-term assets, such as Federal Funds and issues of the United States government and its agencies. By pricing loans on a variable rate structure, or by keeping the maturity of the investment and loan portfolios relatively short-term, the Bank is able to maintain loan interest or to reinvest securities proceeds at prevailing market rates, thereby helping to maintain a generally consistent spread over the interest rates paid by the Bank on the deposits which are used to fund the investment and loan portfolios.

Lending Activities

         The Bank is an active lender with a loan portfolio that includes commercial and residential mortgages, real estate construction loans, commercial loans, and consumer loans. The Company's lending activity extends to individuals and small and medium-sized businesses within its primary service area. Consistent with its focus on providing community-based financial services, the Bank does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

         The principal economic risk associated with each of the categories of loans in the portfolio is the credit worthiness of its borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions. In an effort to manage this risk, it is the Bank's policy to give loan amount approval limits to individual loan officers based on their level of experience. The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Bank's market area. The risk associated with real estate construction loans varies based upon the supply and demand for the type of real estate under construction. Most of the Bank's real estate construction loans are for pre-sold or contract homes.

         Residential Mortgage Lending. Residential mortgage loans are made in amounts up to 80% (95% with Mortgage Guaranty Insurance) of the appraised value of the security property. Residential mortgage loans are underwritten using qualification guidelines. The Bank requires that the borrower obtain title, fire and casualty coverage in an amount equal to the loan amount and in a form acceptable to the Bank.

         The Bank's adjustable rate mortgages ("ARMs") generally are subject to limitations of 2% per year on interest rate increases and decreases. In addition, ARMs currently originated by the Bank provide for a lifetime cap of 6% or less from the borrower's initial interest rate. All changes in the interest rate must be based on the movement of an index agreed to by the Bank and the borrower.

         There are risks resulting from increased costs to a borrower as a result of the periodic repricing mechanisms of these loans. Despite the benefits of ARMs to an institution's Asset Liability management, they pose additional risks, primarily because as interest rates rise the underlying payments by the borrowers rise, increasing the potential for default. At the same time, the marketability of the underlying property may be affected adversely by higher interest rates.

         The Bank charges origination fees on its residential mortgage loans. These fees vary among loan products and with market conditions. Generally such fees amount to 1.0% to 2.125% of the loan principal amount. In addition, the Bank charges fees to its borrowers to cover the cost of appraisals, credit reports and certain expenses related to the documentation and closing of loans.

         Real Estate Construction Loans. In general, the Bank does not originate construction loans on income-producing properties such as apartments, shopping centers, hotels and office buildings. However, the Bank does make construction loans for residential purposes. These loans are primarily used for construction of owner-occupied pre-sold residential homes and are considered an attractive type of lending due to their short-term maturities and higher yields. The Bank does not participate in any "speculative lending" which relies on market demand after construction.

         Construction lending entails significant additional risk as compared with commercial and residential mortgage lending. Construction loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the home under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize risks associated with construction lending, the Bank limits loan amounts to 80% of appraised value on pre-sold homes in addition to its usual credit analysis of its borrowers. The Bank also obtains a first lien on the security property as security for its construction loans.

         Commercial Real Estate Lending. The Bank provides permanent mortgage financing for a variety of commercial projects. These loans are written with maturities generally within one and five years and are made predominantly on an adjustable rate basis. The Bank attempts to concentrate its commercial real estate lending efforts into owner-occupied projects. However, from time to time, in the normal course of business, the Bank will provide a limited amount of financing for income producing, non-owner occupied projects which meet all of the guidelines established by loan policy.

         Commercial Loans. As a full-service community bank, the Bank makes loans to qualified small businesses in its service area. Commercial business loans generally have a higher degree of risk than commercial and residential mortgage but have commensurately higher yields. To manage these risks, the Bank secures appropriate collateral and carefully monitors the financial condition of its business borrowers. Commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of its business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for secured commercial business loans may depreciate over time and cannot be appraised with as much precision as real estate.

         Consumer Loans. The Bank currently offers most types of consumer demand, time and installment loans including automobile loans and home equity lines of credit. The risk associated with installment loans to individuals varies based upon employment levels, consumer confidence, and other conditions that affect the ability of consumers to repay indebtedness.

Employees

         At December 31, 1996, a total of 81 persons were employed by the Company and the Bank in both full and part time positions. None are represented by any collective bargaining unit. The Company considers relations with its employees to be good.

Supervision and Regulation

         General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA"), the Company is subject to the supervision and examination of the Board of Governors of the Federal Reserve System and is required to file with the Federal Reserve such reports and other information as the Federal Reserve may require. The Bank was supervised and regularly examined by the Office of the Comptroller of the Currency, but upon its conversion to a state chartered bank on June 1, 1994, became subject to the oversight of the Federal Reserve and the Bureau of Financial Institutions of the SCC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as dividend payments, incurring debt, acquisition of financial institutions and other companies, and types of business conducted.

         Bank Holding Company Regulation. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support such banks in circumstances where it might not do so absent such policy. The BHCA requires a bank holding company to obtain Federal Reserve approval before it acquires, directly or indirectly, ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls a majority of such voting shares). Federal Reserve approval also must be obtained before a bank holding company acquires all or substantially all of the assets of another bank or bank holding company or merges or consolidates with another bank holding company. Furthermore, any acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets of a bank located in another state may not be approved by the Federal Reserve unless such acquisition is specifically authorized by the laws of that other state. In addition to the approval of the Federal Reserve, before any bank acquisition can be completed, prior approval thereof must be obtained from each other banking agency which has supervisory jurisdiction over the bank to be acquired.

         The BHCA also prohibits a bank holding company, with certain limited exceptions, from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank, or from engaging in any activities other than those of banking or of managing or controlling banks or furnishing services to or performing services for its subsidiaries. The principal exceptions to these prohibitions permit a bank holding company to engage in, or acquire an interest in a company that engages in activities which, after due notice and opportunity for hearing, the Federal Reserve by regulation or order has determined are so closely related to banking or of managing or controlling banks as to be a proper incident thereto.

         A bank holding company and its subsidiaries are prohibited from engaging uncertain tie-in arrangements in connection with the provision of any credit, property or services. Thus, the subsidiary of a bank holding company may not extend credit, lease or sell property, furnish any services or fix or vary the consideration for these activities on the condition that (1) the customer must obtain some additional credit, property or services from, or provide additional property or services to, the bank holding company or any subsidiary thereof, or (2) the customer may not obtain some other credit, property or service from a competitor, except to the extent reasonable conditions are imposed to insure the soundness of the credit extended. The subsidiary banks of a bank holding company also are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stocks or securities as collateral for loans. The Federal Reserve possesses cease and desist powers over bank holding companies if their actions represent unsafe or unsound practices or violations of law.

         A bank holding company may not, without providing prior notice to the Federal Reserve, purchase or redeem its own stock if after the transaction the company is no longer classified as "well-capitalized".

         The company is also subject to certain provisions of Virginia law that affect the ability of a bank holding company to acquire another financial institution based in Virginia. Under certain amendments to the Virginia Financial Institutions Holding Company Act that became effective July 1, 1983, no corporation, partnership or other business entity may acquire, or make any public offer to acquire, more than 5% of the stock of any Virginia financial institution or any Virginia financial institution holding company, unless it shall first file an application with the Virginia State Corporation Commission (the "SCC"). The SCC is directed by the statute to solicit the views of the affected financial institution, or financial institution holding company, with respect to such stock acquisition, and is empowered to conduct an investigation during the 60 days following receipt of such an application. If the SCC takes no action within the prescribed period, or if during the prescribed period it issues notice of its intent not to disapprove an application, the acquisition may be completed. The SCC may disapprove an application subject to such conditions as it may deem advisable.

         In 1985, the Virginia General Assembly enacted legislation that allows a bank holding company that has its principal place of business in a defined region of states to acquire, subject to the approval of the SCC, a Virginia based financial institution. Before approving the acquisition, the SCC must determine that there is reciprocity between the laws of the state in which the acquiring institution is based and the laws of Virginia governing acquisition by out-of-state bank holding companies. The states that comprise the region are Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North

Carolina, South Carolina, Tennessee, Virginia, West Virginia, and the District of Columbia.

         The Bank. Prior to June 1, 1994 the Bank was a national banking association, supervised and regularly examined by the Office of the Comptroller of the Currency (the "OCC"). The various laws and regulations administered by the OCC affected corporate practices, such as the payment of dividends. incurring debt and acquisition of financial institutions and other companies, and affected business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.

         As stated earlier in this item under "The Bank," the Bank received approval from the Federal Reserve and the SCC and converted to a state chartered bank, organized under the laws of the Commonwealth of Virginia, with membership in the Federal Reserve System. The Bank is now supervised and regularly examined by the Federal Reserve and the SCC and is subject to the laws and regulations administered by those regulatory authorities.

         Limits on Dividends and Other Payments. The Company is a legal entity separate and distinct from the Bank. Most of the Company's revenues result from dividends paid to the Company by the Bank. The right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of the Bank through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank, except to the extent that claims of the Company in its capacity as a creditor may be recognized.

         The amount of dividends payable by the Bank to the Company depends upon the Bank's earnings and capital position, and is limited by federal and state law, regulations and policies.

         As a state member bank subject to the regulations of the Federal Reserve Board, the Bank has to obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined in excess of that account. At December 31, 1996, the Bank had $2.58 million of retained earnings legally available for the payment of dividends.

         In addition, the Federal Reserve is authorized to determine under certain circumstances relating to the financial condition of a national bank, a state member bank or a bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank's capital base could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve has indicated that banking organizations should generally pay dividends only out of current operating earnings.

         Borrowings by the Company. There are various legal restrictions on the extent to which the Company can Borrow or otherwise obtain credit from the Bank. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to the Company, to 10 percent of the Bank's capital stock and surplus, and as to the Company and any nonbanking subsidiaries in the aggregate, to 20 percent of the Bank's capital stock and surplus. Federal law also requires that transactions between the Bank and the Company or any nonbanking subsidiaries, including extensions of credit, sales of securities or assets and the provision of services, be conducted on terms at least as favorable to the bank as those that apply or would apply to comparable transactions with unaffiliated parties.

                              Capital Requirements


                                                                Year Ended
                                                                December 31,
                                                                ------------
                                                                   1995
        Required Capital Ratios:

                 Leverage Ratio                                    4.00%
                 Tier 1 risk-based capital ratio                   4.00
                 Total risk-based capital ratio                    8.00

        The Company Capital Ratios:

                 Leverage Ratio                                    10.43%
                 Tier 1 risk-based capital ratio                   15.58
                 Total risk-based capital ratio                    16.60

         In January 1989, the Federal Reserve Board published risk-based capital guidelines in final form which are applicable to bank holding companies. The Federal Reserve Board guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. These guidelines became effective on March 15, 1989. The minimum ratio of qualified total capital to risk-weighted assets (including certain off balance sheet items, such as standby letters of credit) is 8.00%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital ) may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease losses reserves. The Company's Tier 1 and total Capital ratios as of December 31, 1996 were 15.58% and 16.60%, respectively.

         In addition, the Federal Reserve Board has established minimum Leverage ratio (Tier 1 capital to quarterly average assets less goodwill) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 3.00% for bank holding companies that meet certain specific criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a Leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Leverage ratio as of December 31, 1996 was 10.43%. The guidelines also provide that a banking organization experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. However, management is unable to predict whether higher capital ratios would be imposed and, if so, at what levels and on what schedule.

          Under Federal Reserve Board policy, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks. This support may be required during periods of financial stress or adversity or in circumstances where the financial flexibility and capital-raising capacity of the bank holding company would be called upon to obtain additional resources for assisting its subsidiary banks. The failure of a bank holding company to serve as a source of strength to its subsidiary banks would generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice, a violation of Federal Reserve regulations, or both.

         FIRREA. In August 1989, Congress enacted the Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA"). Among other things, FIRREA abolished the Federal Savings and Loan Insurance Corporation and established two new insurance funds under the jurisdiction of the FDIC -- the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"). The FDIC will set assessments for deposit insurance annually. The act requires that the FDIC reach an insurance fund reserve ratio for the BIF of $1.25 for every $100 of insured deposits within fifteen years. Assessment for the BIF and SAIF will be set independently.

         FIRREA also imposes, with certain exceptions, a "cross-guarantee" on the part of commonly controlled depository institutions. Under this provision, if one depository institution subsidiary of a multi-unit holding company fails or requires FDIC assistance, the FDIC may assess a commonly controlled depository institution for the estimated losses suffered by the FDIC. While the FDIC's claim is junior to the claims of non-affiliated depositors, holders of secured liabilities, general creditors, and subordinated creditors, it is superior to the claims of shareholders.

         In addition, FIRREA grants numerous new or enhanced enforcement powers over financial institutions and individuals associated with them. It's criminal and civil liability provisions apply equally to banks and savings and loan associations and provide for stiffer civil fines and criminal penalties for any depository institution or any institution affiliated party who engages in or tolerates bank fraud or other wrongdoing.

         FDICIA. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was signed into law on December 19, 1991. Section 131 of FDICIA requires the federal banking agencies to develop a mechanism to take prompt and corrective action ("PCA") to resolve the problems of insured depository institutions ("IDI's"). Capital levels and supervisory concern determine a bank's PCA capital category.

         Section 302 requires the FDIC to establish a risk-based assessment system. The system is designed as a matrix where each IDI will pay an assessment rate based on the combination of its capital and supervisory condition.

         Section 305 of FDICIA requires incorporating interest rate risk ("IRR") into the risk-based standard and a measurement system that would identify institutions with high levels of IRR and ensure that they have sufficient capital to cover their exposure. The measurement system will quantify IRR exposure through weighting and risk factors.

         Depository institutions will be required to establish non-capital standards for bank safety and soundness. These standards fall into three broad categories: operations and management standards for internal controls, loan documentation, and credit underwriting; asset quality, earnings and stock valuation standards; and executive compensation standards. The failure of a depository institution to meet these standards will trigger regulatory actions.
Section 112 establishes guidelines for annual independent audit, annual report filings with regulatory agencies, independent audit reports and procedures, and independent audit committees.

         Section 301 addresses brokered deposits with no restrictions on "well capitalized" institutions and restrictions based upon the capital threshold of remaining institutions. Truth in Savings ("TISA") or Regulation DD is intended to assist consumers in comparing deposit accounts principally through disclosures of fees, annual percentage yields, interest rates and other terms associated with interest-bearing deposit accounts. Compliance was mandatory on June 21, 1993. Section 304 requires a uniform standard for real estate lending establishing loan-to value ("LTV") ratio guidelines for real estate secured loans.

         FDICIA   contains  a  provision  for  IDI's  to  provide   supplemental
disclosure of the estimated fair value of assets and liabilities in reports required to be filed with federal banking agency.

         FDICIA establishes various limitations on loans to bank insiders and prescribes standards that effectively limit the risks posed by an insured bank's exposure to other insured depository institutions ("Interbank Liabilities"). FDICIA also requires advance notice of a branch closure, the establishment of incentives to provide life-line accounts to low-income customers and addresses the frequency and scope of supervisory examinations. Clearly, the ultimate impact of FIDICIA will be profound.

         Government Policies and Legislation. The policies of regulatory authorities, including the Federal Reserve Board and the FDIC, have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. An important function of the Federal Reserve is to regulate aggregate bank credit and money through such means as open market dealings in securities, establishment of the discount rate on member banks, borrowings, and changes in reserve requirements against member deposits. Policies at these agencies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance, and fiscal policies of the United States government.

         Congress has periodically considered and adopted legislation which has resulted in, and could result in further, deregulation of both banks and financial institutions. Such legislation could modify or eliminate geographic restrictions on banks and bank holding companies and could modify or eliminate current prohibitions against the Company engaging in one or more non-banking activities. Such legislative changes also could place the Company in more direct competition with other financial institutions. No assurance can be given as to whether any additional legislation will be adopted and as to effect of such legislation on the business of the Company.

Item 2. Properties

         The principal executive offices of First National Corporation are located at 112 West King Street, Strasburg, Virginia, which is owned free of encumbrances. In addition to operating a full service banking facility at this Strasburg location, the Company operates four additional branches. The Company owns three of these facilities without encumbrances and leases the fourth. The lease on this facility, including renewal options, expires in 2001. See Note 14 to the Consolidated Financial Statements of the Company's 19965 Annual Report to Shareholders for additional information concerning this lease commitment.

Item 3. Legal Proceedings

         In the ordinary course of its operations, the Company is party to various legal proceedings. Based on information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Securities Holders

         No matters were submitted to security holders for a vote in the fourth quarter of 1996.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

         Shares  of  the  common   stock  of  the  Company  are  traded  on  the
over-the-counter (OTC) market and quoted in the National Association of Securities Dealers Automated Quotations National Market System Bulletin Board where our symbol is FXNC. However, similar to the trading of the Bank's common stock prior to the reorganization, trading the Company's common stock is generally the result of private negotiation. Occasionally a broker or dealer may be involved, but the Company is aware of only one brokerage firm, Scott &
Stringfellow, that is attempting to make a market as such in the Company's stock.

         The Company has a limited record of variation in prices in the sense of "bid" and "asked" or in highs or lows. The effort to accurately relate trading prices throughout 1996 is made more difficult due to the fact that price per share information is not required by the Company when shares of its stock have been sold by holders and purchased by others. On the basis of trades known to the Company, the Company's common stock traded in a range from $19.25 to $22.50 in 1996. The Company's common stock traded in the range of $21.00 to $25.00 in 1995. However, the Company may not be aware of the per share price of all trades made.

         The Company had 613 shareholders as of February 28, 1997.

         The  Company  increased  its  dividend  to  $0.70  per  share  in  1996 representing a payout of 37.19%. The respective dividend per share and payout ratios were $0.60 and 35.19% in 1995.

                               Quarterly Dividends

             Date                        1996                      1995
             ----                        ----                      ----

             March 31                   $0.15                     $0.13
             June 30                     0.15                      0.13
             September 30                0.15                      0.13
             December 31                 0.25                      0.21

Item 6. Selected Financial Data

         Pursuant to General Instruction G(2), the information  required by this
Item is incorporated by reference to page 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         First National Corporation (the "Company") is the holding company for First Bank (the "Bank") and First Bank Financial Services Inc. ("Financial Services"). The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 1996, 1995 and 1994 should be read in conjunction with the consolidated financial statements and related notes.

Overview

                  Both earnings and assets increased in 1996. Net income for 1996 was $1,454,266 compared to $1,314,548 in 1995 and $1,041,150 in 1994. Net income per share increased $0.18 in 1996 from 1995 ($1.88 per share versus $1.70 per share). The increase in earnings resulted primarily from an increase in the Bank's interest income which was greater than the increase in interest expense. Return on average assets was 1.06% in 1996, 1.03% in 1995 and .91% in 1994. Return on average equity was

10.36% in 1996, 10.28% in 1995 and 8.66% in 1994.
         Assets grew 8.5% in 1995 but in 1996 the growth rate slowed slightly to 6.7%. Growth was concentrated in the loan portfolio where loans, net of unearned income, increased $12.4 million to $98.4 million. Funding for this loan growth was provided by an increase in deposits of $8.1 million and a decline in the securities portfolio of $2.9 million.

Results of Operations

         Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on earning assets, predominately loans and securities, exceeds interest expense on interest bearing liabilities, predominately deposits and short-term borrowings. The provision for loan losses and the amount of noninterest income and expense also have an effect on net income. Noninterest income and expense consists of income from service charges on deposit accounts, fees charged for various services, gains and losses from the sale of assets, both fixed assets and securities, and various administrative, operating and income tax expenses.
         Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Net interest margin is calculated by dividing tax equivalent net interest income by average earning assets and reflects the Company's net yield on its earning assets.

         General. Net income has increased in each of the last two years, after declining in 1994. The decline in income in 1994 was the result of a decline in the net interest margin in conjunction with the costs associated with opening a new branch and changing from a national banking charter to a state banking charter with a change in name for the bank. Income increased in 1995 as a result of a growth in earning assets and an increase in noninterest income from nonrecurring items. The continued increase in income in 1996 was caused by further growth in earning assets and by the funding of higher yielding assets, in part, from lower yielding assets.
         Net Interest Income. Net interest income, after provision for loan losses, was $5.62 million for the year ended December 31, 1996, up $0.41 million or 7.79% over the $5.21 million reported for the same period in 1995. This increase in net interest income, after provision for loan losses, resulted from a net increase in interest-bearing assets coupled with an increase in yields for the period. In 1995 net interest income, after provision for loan losses increased 7.73% or $0.37 million from $4.84 million in 1994.
         Both the net interest margin and interest rate spread declined between 1994 and 1995, however they increased between 1995 and 1996. Interest expense as a percent of average earning assets increased from 3.31% in 1994 to 3.86% in 1995 and increased again in 1996 to 3.92%. Interest income as a percent of average earning assets, on the other hand, increased from 7.90% in 1994 to 8.26% in 1995 and further increased in 1996 to 8.50% in 1996. These increases in 1996 resulted from most of the asset growth in the period being concentrated in the in the higher yielding loan portfolio and an increase in yield in the investment portfolio and continued growth in floating rate deposit products with slightly higher interest costs.
         The net interest spread increased to 3.78% in 1996 after declining to 3.49% in 1995 from 3.85% in 1994. The net interest margin also increased to 4.58% in 1996 from 4.40% in 1995 after declining from 4.59% in 1994. The above ratios reflect management's attempt to increase the net interest margin by funding growth in the loan portfolio with a mix of new deposits supplemented by funds from the investment portfolio .

         Provision for Loan Losses. There was no provision made in either 1994 or 1995 as a result of management's analysis of the allowance for loan losses which consistently found that the balance was sufficient to cover anticipated losses. However in 1996, in anticipation of growth in the loan portfolio, a provision of $120,000 was made to the allowance for loan losses

         Non-Interest Income. Non-interest income decreased $155,342 in 1996 over 1995. This decrease was the result of a $20,523 decrease in service charges on customer accounts and an decrease in other income of $133,766. In 1995, other income had increased $155,870 as a result of the settlement of several lawsuits.
         Non-Interest Expense. In 1996, non-interest expenses increased $61,533 or 1.46% over 1995. This increase was less than the increase in 1995 of $165,070 or 4.07% and considerably less than the increase in 1994 when non-interest expenses increased $695,855, or 20.7%. These increases can be attributed to the asset growth of 28.74% since 1993 which would not have occurred without increases in branch locations and staffing.

         Income  Taxes.   The  company  has  adopted  FASB  Statement  No.  109,
"Accounting for Income Taxes". A more detailed discussion of the Company's tax calculation is contained in Note 9 to the consolidated financial statements.

         Net interest income is affected by changes in both average interest rates and average volumes of interest earning assets and interest bearing liabilities. Table 3 sets forth the amounts of the total change in interest income that can be attributed to changes in the volume of interest earning assets and interest bearing liabilities and the amount of the change that can be attributed to changes in interest rates. The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.



                                  Table 1 - Selected Consolidated Financial Data

                                                             Years Ended December 31,
                                          1996          1995          1994           1993          1992
                                                          (in thousands, except ratios and per share amounts)
Income Statement Data:
    Interest income                      $10,833       $9,943         $8,441       $8,340         $8,856
    Interest expense                       5,097        4,733          3,605        3,428          4,118
                                           -----       ------          -----       ------         ------
    Net interest income                    5,736        5,210          4,836        4,912          4,738
    Provision for loan losses                120            0              0          240            234

    Net interest income after
       provision for loan losses           5,616        5,210          4,836        4,672          4,504
    Noninterest income                       628          811            526          518            498
    Securities gains (losses)                 20           (8)            73           92              4
    Noninterest expense                    4,279        4,217          4,053        3,357          3,086
                                           -----        ------        ------       ------         ------

    Income before income taxes             1,985        1,796          1,382        1,925          1,920
    Income taxes                             531          481            341          551            552
                                          ------       -------        ------       ------         ------

    Net income                            $1,454       $1,315        $1,041        $1,374         $1,368
                                         =======       =======       =======      =======         ======

Per Share Data:
    Net income                             $1.88         $1.70         $1.35        $1.79          $1.78
    Cash dividends                          0.70          0.60          0.52         0.48           0.43
    Book value at period end               19.16         18.02         15.74        15.98          15.41

Balance Sheet Data:
    Assets                              $141,225      $132,321      $122,008     $109,701       $105,156
    Loans, net of unearned income         98,421        85,986        76,829       62,274         66,756
    Securities                            33,742        36,619        38,441       39,346         32,773
    Deposits                             123,984       115,906       106,129       96,758         89,653
    Stockholders' equity                  14,837        13,908        12,135       12,297         11,268
    Average shares outstanding               773           771           771          768            768

Performance Ratios:
    Return on average assets               1.06%         1.03%         0.91%        1.28%          1.31%
    Return on average equity              10.36%        10.28%         8.66%       11.94%         13.08%
    Dividend payout                       37.19%        35.19%        38.50%       26.66%         24.03%

Capital and Liquidity Ratios
    Leverage                              10.43%        10.70%        11.19%       11.42%         10.78%
    Risk-based capital ratios:
         Tier 1 capital                   15.58%        16.46%        17.89%       20.70%         18.63%
         Total capital                    16.60%        17.53%        19.27%       21.95%         19.88%

Table 2 Average Balances, Income and Expense, Yields and Rates

                                                                  Twelve Months Ended December 31,
                                                                -----------------------------------
                                                              1996                              1995

                                                              Annual                           Annual
                                                Average       Income/    Yield/     Average    Income/   Yield/
                                                Balance       Expense     Rate      Balance    Expense    Rate
                                                -------       -------     ----      -------    -------    ----
ASSETS
Balances at correspondent banks  -
  interest bearing                                $174,458    $24,626   14.12%     $309,236    $12,644  4.09%
Securities:
    Taxable                                     26,455,493   1,640,495   6.20%    35,049,307  2,019,433  5.76%
    Tax-exempt (1)                               6,635,704     580,583   8.75%     4,688,213    439,226   9.37%
                                               -----------     -------   -----    ----------    -------  ------
        Total Securities                        33,091,197   2,221,078   6.71%    39,737,520  2,458,659  6.19%
Loans (net of earned income): (2)
    Taxable                                     94,213,894   8,641,278     9.17%  80,670,641  7,512,220    9.31%
    Tax-exempt (1)                                 647,870      68,764   10.61%      751,700     78,750  10.48%
                                              ------------ -----------   ------  -----------  ---------  ------
        Total Loans                             94,861,764   8,710,042   9.18%    81,422,341  7,590,970  9.32%
Federal funds sold and repurchase
    agreements                                   1,845,432      98,316   5.33%       981,577     56,714  5.78%
                                            -------------- -----------   -----  ------------ ----------  -----
    Total earning assets                       129,972,851  11,054,062   8.50%   122,450,674 10,118,987  8.26%
Less: allowance for Loan Losses                   (949,853)                       (1,077,359)
Total nonearning assets                          8,225,868                         5,725,213
                                            --------------                    --------------
    Total Assets                              $137,248,866                      $127,098,528
                                              ============                      ============

LIABILITIES AND SHAREHOLDER EQUITY
Interest bearing deposits:
    Checking                                    $9,949,675    $218,001   2.19%    $9,171,323   $223,700  2.44%
    Money market savings                         7,533,802     254,996   3.38%     7,664,787    266,886  3.48%
    Regular savings                             32,582,668   1,515,184   4.65%    23,410,417  1,098,240  4.69%
    Certificates of deposit:
        Less than $100,000                      45,093,776   2,398,451   5.32%    47,450,577  2,494,259  5.26%
        $100,000 and more                       11,182,450     609,303   5.45%     9,222,017    514,093  5.57%
                                             -------------  ----------   -----    ----------   --------  -----
Total interest bearing deposits                106,342,371   4,995,935   4.70%    96,919,121  4,597,178  4.74%

    Fed funds purchased                             44,396       2,799   6.30%       384,332    24,5770  6.39%
Short term borrowings                                    0           0      N/A    1,752,047    105,644  6.03%
Long term borrowings                             1,495,687      98,241   6.57%        82,192        5,1376.25%
                                            --------------  ----------   -------------------------------------
Total interest bearing liabilities             107,882,453   5,096,975   4.72%    99,137,692  4,732,536  4.77%
Noninterest bearing liabilities
    Demand deposits                             14,323,879                        13,033,572
    Other liabilities                              992,066                         2,210,946
                                           ---------------                    --------------
Total liabilities                              123,198,399                       114,382,210
Stockholders' equity                            14,050,467                        12,716,318
                                            --------------                      ------------
Total liabilities and stockholders' equity    $137,248,866                      $127,098,528
                                              ============                      ============
Net Interest income                                          5,957,087                        5,386,451
                                                             =========                        =========
Interest rate spread                                                     3.78%                           3.49%
Interest expense as a percent of average
    earning assets                                                       3.92%                           3.86%
Net interest margin                                                      4.58%                           4.40%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1996 and 1995.
(2) Loans placed on a nonaccrual status are reflected in the balances.

                       Table 3 - Volume and Rate analysis

                                                                1996                                            1995
                                                                ----                                            ----
                                                                              Change in                                 Change in
                                                Volume            Rate         Income/      Volume           Rate        Income/
                                                Effect            Effect       Expense      Effect           Effect      Expense
                                                ------            ------       -------      ------           ------      -------
Earning Assets:
   Due From Banks                            $    (2,590)   $    14,572    $    11,982    $    11,126    $       360    $    11,486
   Taxable Securities                           (550,420)       171,482       (378,938)         3,765         71,000         74,765
   Tax-Exempt Securities                         168,140        (26,783)       141,357         74,008        (20,974)        53,034
   Taxable Loans                               1,240,139       (110,081)     1,129,058      1,181,828        187,921      1,369,749
   Tax-Exempt Loans                              (10,971)           985         (9,986)        21,430         (2,584)        18,846
   Federal Funds Sold and
     Repurchase Agreements                        45,639         (4,037)        41,602         (8,239)         6,309         (1,930)
                                             -----------    -----------    -----------    -----------    -----------    -----------

Total Earning Assets                         $   889,937    $    45,158    $   935,075    $ 1,283,918       $242,032     $1,525,950
                                             -----------    -----------    -----------    -----------    -----------    -----------

Interest Bearing Liabilities:
   Interest Checking                         $    27,495    $   (33,194)   $    (5,699)   $    (6,387)   $    (1,961)   $    (8,348)
   Savings Deposits-Regular                       (4,434)        (7,456)       (11,890)        30,727         48,904         79,631
   Savings Deposits-Money Market                 426,222         (9,278)       416,944        322,813        330,976        653,789
   CD's and Other Time Deposits
     $100,000 and More                          (124,371)        28,563        (95,808)       (87,992)       259,330        171,338
   CD's and Other Time Deposits
     Less Than $100,000                          105,947        (10,737         95,210        135,140         52,034        187,174
                                             -----------    -----------    -----------    -----------    -----------    -----------

Total Interest-Bearing Deposits              $   430,859    $   (32,102)   $   398,757    $   394,301       $689,283     $1,083,584
Short-Term Borrowings                           (127,081)          (341)      (127,422)        17,789         21,733         39,522
Long-Term Debt                                    92,828            276         93,104          4,662           (150)         4,512
                                             -----------    -----------    -----------    -----------    -----------    -----------

Total Interest-Bearing Liabilities           $   396,606    $   (32,167)   $   364,439    $   416,752       $710,866     $1,127,618
                                             -----------    -----------    -----------    -----------    -----------    -----------

Change in Net Interest Income                $   493,331    $    77,305    $   570,636    $   867,166    $  (468,834)   $   398,332
                                             ===========    ===========    ===========    ===========    ===========    ===========

Financial Condition
         General. Management continued to aggressively increase the size of the loan portfolio during 1996. Loans, net of unearned discounts and allowance for loan losses, increased $12.4 million or 14.5% from $85.9 million in 1995 to $98.4 million in 1996. This growth in loans was reflected in a 6.73% increase in assets during the year. Assets began the year at $132.3 million and grew $8.9 million to $141.2 million by year end.
         Loans. The Bank is an active lender with a loan portfolio which includes commercial and residential mortgages, commercial loans, consumer loans, both installment and credit card, real estate construction loans and home equity loans. The Bank's lending activity is concentrated on individuals and small to medium sized businesses in its primary trade area of the Virginia counties of Shenandoah, Warren, Frederick and the City of Winchester. As a provider of community oriented financial services, the Bank does not attempt to geographically diversify its loan portfolio by undertaking significant lending activity outside its primary trade area.
         The Bank's loan portfolio is summarized in table 4 for the periods indicated.

                            Table 4 - Loan Portfolio

Loans at December 31, 1996 and 1995 are summarized as follows

                                                       1996             1995
                                                     -------          ------
                                                            (thousands)

Commercial, Financial, and Agricultural            $ 14,318           $ 6,417
Real Estate Construction                              2,127             3,990
Real Estate-Mortgage:
   Residential (1-4 Family)                          43,615            42,236
   Non-Farm. Non-Residential                         16,959            13,549
   Secured by Farmland                                  993               898
Consumer                                             21,397            20,288
All Other Loans                                       1,075             1,172
                                                   --------          --------

         Total Loans                               $100,484          $ 88,550
         Less Unearned Income                         1,089             1,663
                                                   --------          --------

         Loans-Net of Unearned Income              $ 99,395          $ 86,887
                                                   ========          ========

         As shown in Table 4 above the total amount of commercial, financial and agricultural loans increased $7.9 million in 1996. Residential real estate mortgage loans increased $1.4 million in 1996 after increasing $1.5 million in 1995. Non-farm, non residential mortgage loans also increased in 1996 by $3.4 million and in 1995 by $1.2 million The growth in the consumer loan area continued in 1996 with an increase of $1.1 million which was less than the increase of $3.5 million in 1995.
         There were no category of loans that exceeded 10% of outstanding loans at December 31, 1996 which were not disclosed in Table 4.

                 Table 5 Remaining Maturities of Selected Loans

                              At December 31, 1996
                                           Commercial
                                       Financial, and            Real Estate
                                         Agricultural           Construction
                                         ------------           ------------
                                                     (Dollars in Thousands)

Within 1 Year:                                 $6,443                $ 2,127
                                               ------                -------
Variable Rate:
   1 to 5 Years                               $ 4,002                $   - -
   After 5 Years                                  - -                    - -
                                               ------                   ----
Total                                         $ 4,002                $   - -
                                              -------                -------

Fixed Rate:
   1 to 5 Years                               $ 3,873                $   - -
   After 5 Years                                  - -                    - -
                                               ------                 ------
Total                                         $ 3,873                $   - -
                                              -------                -------

Total Maturities                             $ 14,318                $ 2,127
                                             ========                =======

         Asset Quality. The Allowance for Loan Losses ("ALL") balance at December 31, 1996 was $974,412, representing 0.98% of total loans and 115% of non-performing assets. At December 31, 1995, these amounts were 1.04% and 92.7%. These amounts were 1.50% and 74.9% at December 31, 1994.
         Total losses charged against the ALL in 1996 were $62,825, compared to $289,687 in 1995 and $69,886 in 1994. The losses in 1995 was due to a $200,000 charge off resulting from the Bank's receiving real estate by deed in lieu of foreclosure. Recoveries, consisting of the recovery of principal on loans previously charge against the allowance, totaled $ 16,425 in 1996, $35,395 in 1995, and $74,184 in 1994.
         Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover any projected losses within the total loan portfolio.

         Allowance for Loan Losses. Changes in the allowance for loan and lease losses are detailed in Table 6.

                       Table 6 - Allowance For Loan Losses
                            (in thousands of dollars)

                                                                         At December 31,
                                                                   1996                 1995
                                                                   ----                 ----
Balance, Beginning of Period                                        $901              $ 1,155
  Loans Charged-Off
     Commercial, Financial and Agricultural                            8                    7
     Real Estate-Construction                                         --                   --
     Real Estate-Mortgage
       Residential (1-4 Family)                                       11                   16
       Non-Farm, Non Residential                                      --                  200
       Secured by Farmland                                            --                   --
     Consumer                                                         44                   67
     All Other Loans                                                  --                   --
                                                                  -------               -----

       Total Loans Charged Off                                        63                  290
                                                                 --------               -----

  Recoveries
     Commercial, Financial and Agricultural                            1                   13
     Real Estate-Construction                                         --                   --
     Real Estate-Mortgage
       Residential (1-4 Family)                                       11                    3
       Non-Farm, Non-Residential                                      --                   --
       Secured by Farmland                                            --                   --
     Consumer                                                          4                   20
     All Other Loans                                                  --                   --
                                                                   ------               -----

       Total Recoveries                                               16                   36
                                                                   ------               -----

   Net Charge-Offs (Recoveries)                                       47                  254
   Provision For Loan Losses                                         120                   0
                                                                    -----              -----

Balance, End of Period                                             $ 974                 $901
                                                                  ======                =====

Ratio of net charge-offs (recoveries) during the period
to average loans outstanding during the period                      0.05%               0.31%


         For each period presented, the provision for loan losses charged to operating expense was based on management's judgement after taking into consideration all factors connected with the collectability of the existing portfolio. Management considers economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors when evaluating the loan portfolio. Specific factors considered by management when determining the amount to be provided included internally generated loan quality reports which analyze each problem loan to estimate amounts of probable loss and previous loss experience with various loan categories.
         Table 7 shows the balance and percentage of the Bank's allowance for loan losses allocated to each major category of loans.

                 Table 7 Allocation of Allowance For Loan Losses

                                               1996                               1995
                                               ----                               ----
                                                   Percent of                        Percent of
                                                 Loans in Each                      Loans in Each
                                                  Category to                       Category to
                                    Allowance     Total Loans         Allowance     Total Loans
                                    ---------     -----------         ---------     -----------
                                                             (Dollars in Thousands)
Commercial, Financial
 And Agricultural                        $417          14.25%               $84           7.25%
Real Estate-Construction                    5           2.12%               100           4.51%
Real Estate-Mortgage                      177          61.27%               243          64.00%
Consumer                                  302          21.29%               268          22.91%
All Other                                  33           1.07%                 5           1.33%
Unallocated                                40              --               201              --
                                          ---        --------             -----         -------

                                        $ 974         100.00%              $901         100.00%
                                       ======        ========             =====        ========

         Non-Performing Assets. Management classifies as non-performing both those loans on which payment has been delinquent 90 days or more and for which there is a risk of loss to either principal or interest, and Other Real Estate Owned. Other Real Estate Owned represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Other Real Estate Owned is booked at the lower of cost or market less estimated selling costs, and is actively marketed by the Bank through brokerage channels.
         Non-accrual loans totaled $12,827 at year end, representing 0.013% of the net loan portfolio. These numbers decreased over the 1995 balance of $120,320 or 0.14% of the net loan portfolio. The Bank has allocated a portion of the Allowance for Loan Losses to cover anticipated losses from these loans and is included in Table 7 above.
         When a loan is placed on non-accrual status there are several negative implications as a result. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses which necessitate additional provisions for credit losses charged against earnings. For the fiscal year 1996 interest income not recognized on non-accrual loans amounted to $566.
 .
                          Table 8 Non-Performing Assets

                                                                            At December 31,
                                                                   1996                      1995
                                                                        (Dollars in Thousands)
Nonaccrual Loans                                                   $ 13                     $ 120
Restructured Loans                                                   32                        48
Foreclosed Property                                                 804                       804
                                                                 ------                      ----
Total Nonperforming Assets                                        $ 849                      $972
                                                                  =====                      ====

Loans Past Due 90 Days Accruing Interest                           $418                       $21

Allowance for Loan Losses to Period End Loans                     0.98%                     1.04%

Nonperforming Assets to Period End Loans                          0.84%                     1.11%
  and foreclosed Properties

Net Charge-Offs (Recoveries) to Average Loans                     0.05%                     0.31%

         Securities. The Company adopted FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective beginning January 1, 1994. The Company reclassified its securities portfolio into those securities that would be held to maturity and those that were available for sale. The securities that were classified as available for sale were recorded at fair value in accordance with FASB No. 115 and the Company recognized the effect of unrealized gains/losses net of tax effects in stockholders' equity.

         Table 9 summarizes the carrying value of the Company's securities portfolio on the dates indicated.

                          Table 9 Securities Portfolio

                                                     Years Ended December 31
                                                     -----------------------
                                                      (Dollars in Thousands)
                                                       1996              1995
                                                       ----              ----
Book Value:
Securities Held to Maturity
    U.S. Government Securities                       $3,033            $6,076
    States and Political Subdivisions                     0                 0
                                                  ---------         ---------
       Total Securities Held to Maturity             $3,033            $6,076
                                                   ========            ======
Securities Available for Sale
    U.S. Government Securities                      $23,089           $22,512
    States and Political Subdivisions                 6,559             6,961
    Other Securities                                  1,061             1,070
                                                   --------         ---------
       Total Securities Available for Sale          $30,709           $30,543
                                                    =======           =======

       Total Securities                             $33,742           $36,619
                                                    =======           =======


           Amount and Average Yield of Securities at December 31, 1996

                                                                              Over Ten Years
                                  One Year or   One to Five     Five to Ten      And Equity
                                     Less          Years           Years         Securities       Total
                                     ----          -----           -----         ----------       -----
Held to Maturity Securities
U.S. Government Securities
   Amortized Cost                       0            507             2,045             481         3,033
   Market Value                         0            509             2,044             478         3,031
   Weighted Ave. Yield              0.00%          6.29%             5.90%           3.92%

State and Political Subdivisions
   Amortized Cost                       0              0                 0               0             0
   Market Value                         0              0                 0               0             0
   Weighted Ave. Yield              0.00%          0.00%             0.00%           0.00%

Other Securities
   Amortized Cost                       0              0                 0               0             0
   Market Value                         0              0                 0               0             0
   Weighted Ave. Yield              0.00%          0.00%             0.00%           0.00%

           Amount and Average Yield of Securities at December 31, 1996

                                                                              Over Ten Years
                                  One Year or   One to Five     Five to Ten      And Equity
                                     Less          Years           Years         Securities       Total
                                     ----          -----           -----         ----------       -----
Available for Sale Securities
U.S. Government Securities
   Amortized Cost                       0         10,489             4,894           7,688        23,071
   Market Value                         0         10,549             4,836           7,705        23,089
   Weighted Ave. Yield              0.00%          6.53%             6.24%           6.12%

State and Political Subdivisions
   Amortized Cost                     599          1,923             1,548           2,460         6,530
   Market Value                       608          1,986             1,567           2,398         6,559
   Weighted Ave. Yield (1)          9.51%          9.52%             7.33%           7.35%

Other Securities
   Amortized Cost                       0              0                 0           1,061         1,061
   Market Value                         0              0                 0           1,061         1,061
   Weighted Ave. Yield              0.00%          0.00%             0.00%           5.21%

Total Portfolio
   Amortized Cost                     599         12,919             8,487          11,690        33,695
   Market Value                       608         13,044             8,447          11,641        33,740
   Weighted Ave. Yield (1)          9.51%          6.96%             6.36%           6.21%

(1) Yields on tax exempt securities have been computed on a tax-equivalent basis.

         As of  December  31,  1996,  neither  the Company nor the Bank held any
derivative  financial   instruments  in  their  respective  investment  security
portfolios.

         Deposits. The Bank has made an effort in recent years to increase core deposits and reduce costs of funds. Deposits provide funding for the Company's investments in loans and securities, and the interest paid for deposits must be managed carefully to control the level of interest expense.
         Deposits at December 31, 1996 were $124.0 million, an increase of $8.1 million or 7.0% from $115.9 million at December 31, 1995. This increase was concentrated in Savings Accounts which increased $7.9 million and was caused by growth in floating rate money market savings account during the year. Large local government deposits on which rates were set by competitive bid caused an increase in Certificates of Deposit with balances equal to or in excess of $100 thousand.
         The following tables are a summary of average deposits and average rates paid.

                    Table 10 Average Deposits and Rates Paid

                                                               December 31,
                                                       1996                      1995
                                                       ----                      ----

                                                          (Dollars in Thousands)
                                               Amount      Rate          Amount     Rate
                                               ------      ----          ------     ----
Noninterest Bearing Deposits                  $14 324        --         $13,034       --
                                              -------     -----         -------    -----

Interest Bearing Deposits
    Interest Checking                          $9,950     2.19%          $9,171    2.44%
    Money-Market                                7,534     3.38%           7,665    3.48%
    Regular Savings                            32,583     4.65%          23,410    4.69%
    Time Deposits
       Less than $100,000                      45,094     5.32%          47,451    5.26%
       $100,000 and more                       11,182     5.45%           9,222    5.57%
                                              -------     -----        --------    -----

Total Interest Bearing                       $106,343     4.70%         $96,919    4.74%
                                             --------     -----         -------    -----

       Total                                 $120,667                  $109,953
                                             ========                  ========


                     Maturities of CD's of $100,000 and More

                              Within   Three to      Six to       Over
                               Three      Six        Twelve        One
                              Months     Months      Months       Year       Total
                              ------     ------      ------       ----       -----

At December 31, 1996          $4,415     $1,926      $2,075     $3,714     $12,130


         Liquidity. Liquidity represents an institutions ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in Treasury securities, and loans maturing within one year. As a result of the Bank's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity sufficient to satisfy its depositors' requirements and to meet its customers' credit needs.
         At December 31, 1996, cash, interest bearing and non-interest bearing deposits with banks, federal funds sold, investments in Treasury securities, and loans maturing within one year were $34.9 million. As of December 31, 1996, approximately 41.93% or $41.3 million of the loan portfolio would mature or reprice within a one year period.
         Non-deposit sources of funds in use at December 31, 1996 consisted of a Federal Home Loan Bank advance and Federal Funds Purchased. The Federal Home Loan Bank advance was a draw by the Bank against its line at the

Federal Home Loan Bank of Atlanta with an original balance of $1.5 million bearing interest at 6.25% with a maturity of December 12, 2005. Security for the advance consists of U.S. Government and Agency Securities. This advance was used to fund growth in the loan portfolio.

         Capital Resources. The adequacy of the Bank's capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of the Bank's asset and liability levels and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.
         The Board of Governors of the Federal Reserve System has adopted capital quidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of risk-weighted assets to total capital of 16.60% at December 31, 1996 and a ratio of riskweighted assets to Tier 1 capital of 15.58%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

                          Table 11 Analysis of Capital

                                                        Year End December 31,
                                                       1996              1995
                                                       ----              ----
                                                       (Dollars in Thousands)
Tier 1 Capital
  Common Stock                                       $3,872            $3,858
  Surplus                                             1,133             1,090
  Retained Earnings                                   9,801             8,888
                                                      -----             -----
     Total Tier 1 Capital                           $14,806           $13,836
Tier 2 Capital:
  Allowance for Loan Losses (1)                         974               901
                                                    -------               ---
Total Risk Based Capital                            $15,780           $14,737
                                                    =======           =======
Risk-Weighted Assets                                $95,050           $84,045
Capital Ratios:
  Tier 1 Risk-Based Capital Ratio                    15.58%            16.46%
  Total Risk-Based Capital Ratio                     16.60%            17.53%

  Tier 1 Capital to Average Total Assets             10.43%            10.70%
--------------
(1) Limited to 1.25% of risk weighted assets.

         New Accounting Pronouncements. FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" was issued in June, 1996 and establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash of other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Statement 125 also establishes new accounting requirements for pledged collateral. As issued, Statement 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 1996.

         FASB Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", defers for one year the effective date
(a) paragraph 15 of Statement 125 and (b) for repurchase agreement, dollar-roll, securities lending, or similar transactions, of paragraph 9-12 and 237(b) of Statement 125.

         The effects of these Statements on the Company's consolidated financial statements are not expected to be material.

Item 8. Financial Statements and Supplementary Data

         Pursuant to General Instruction G(2), information required by this Item is incorporated by reference from pages 5 to 21 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Pursuant to General  Instruction G(3), the information  called for this
Item is incorporated herein by reference from pages 2, 3, 5 and 6 of the Company's proxy statement dated February 28, 1997, for the Company's Annual Meeting of Shareholders held April 1, 1997.

Item 11. Executive Compensation

         Pursuant to General  Instruction G(3), the information  called for this
Item is incorporated herein by reference from pages 6 and 7 of the Company's proxy statement dated February 28, 1997, for the Company's Annual Meeting of Shareholders held April 1, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Pursuant to General  Instruction G(3), the information  called for this
Item is incorporated herein by reference from pages 4 and 5 of the Company's proxy statement dated February 28, 1997, for the Company's Annual Meeting of Shareholders held April 1, 1997.

Item 13. Certain Relationships and Related Transactions

         Pursuant to General  Instruction G(3), the information  called for this
Item is incorporated herein by reference from page 7 of the Company's proxy statement dated February 28, 1997, for the Company's Annual Meeting of Shareholders held April 1, 1997.

                                     PART IV

Item 14. Exhibits, Financial Statement, Schedules and Reports on Form 8-K

(a) The following documents required in Part II, Item 8, are incorporated by reference to pages 4 through 21 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996:

         1.   Financial Statements                                                                         Page
                                                                                                           ----
              Report of Independent Certified Public Accountants                                             4
              First National Corporation and Subsidiaries:
              Consolidated Balance Sheets at December 31, 1996 and 1995                                      5
              Consolidated Statements of Income for years ended
                   December 31, 1996, 1995 and 1994                                                          6
              Consolidated Statements of Cash Flows for the years
                 ended December 31, 1996, 1995 and 1994                                                   7 and 8
              Consolidated Statements of Changes in Stockholders'
                Equity for years ended December 31, 1996, 1995 and 1994                                      9
              Notes to Financial Statements                                                               10 - 21

         2.   Financial Statement schedules

              All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

         3.   Exhibits

         The following documents are attached hereto or incorporated herein by reference as Exhibits:

          3.1     Articles  of  Incorporation,   including   amendments  thereto
                  (incorporated   herein  by  reference  to  Exhibit  2  to  the
                  Registrant's form 10 filed with the SEC on May 2, 1994).

          3.2 Bylaws (incorporated herein by reference to Exhibit 3 to the Registrant's Form 10 filed with the SEC on May 2, 1994).

          4.1     Specimen   of    Registrant's    Common   Stock    Certificate
                  (incorporated   herein  by  reference  to  Exhibit  1  to  the
                  Registrant's Form 10 filed with SEC on May 2, 1994).

         13.1 Registrant's Annual Report to Shareholders for the year ended December 31, 1996.

         21.1     Subsidiaries  of  the  Registrant   (incorporated   herein  by
                  reference to Exhibit 1 to the Registrant's Form 10 filed with SEC on May 2, 1994).

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended December 31, 1996.

         With the exception of the information herein expressly incorporated by reference, the 1996 Annual Report to Shareholders and the 1996 Proxy Statement of the Registrant are not to be deemed filed as part of this Annual Report on Form 10-K.

                                   Signatures
         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                       First National Corporation
                                       Strasburg, Virginia


                                       by     Ronald F. Miller
                                          ----------------------------------
                                             Ronald F. Miller, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                 Title                                               Date
----                                                 -----                                               ----

  Ronald F. Miller                                   President and                              March 19, 1997
-----------------------------------                  Chief Executive Officer
  Ronald F. Miller                                   Director


  Dana A. Froom                                      Comptroller and Chief                      March 19, 1997
----------------------------------                   Accounting Officer
  Dana A. Froom


  Noel M. Borden                                     Chairman of the Board                      March 19, 1997
-----------------------------------                  Director
  Noel M. Borden


  Douglas C. Arthur                                  Vice Chairman of the Board                 March 19, 1997
-----------------------------------                  Director
  Douglas C. Arthur


  Byron A. Brill                                     Director                                   March 19, 1997
---------------------------------
  Dr. Byron A. Brill


  Elizabeth H. Cottrell                              Director                                   March 19, 1997
---------------------------------
  Elizabeth H. Cottrell


  Christopher E. French                              Director                                   March 19, 1997
---------------------------------
  Christopher E. French


  Charles E. Maddox, Jr.                             Director                                   March 19, 1997
---------------------------------
  Charles E. Maddox, Jr.


  W. Allen Nicholls                                  Director                                   March 19, 1997
---------------------------------
  W. Allen Nicholls


  Henry L. Shirkey                                   Director                                   March 19, 1997
---------------------------------
  Henry L. Shirkey