Form 10-Q
period 1997-03-31
FIRST NATIONAL CORP /VA/
filed 1997-05-14
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                      Class: Common stock, $5.00 par value
                    Outstanding as of April 30, 1997: 775,071

                           FIRST NATIONAL CORPORATION


                                      INDEX


Part 1.  Financial Information

     Item 1    Financial Statements                      Page No.

               Consolidated Statements of Income              3

               Consolidated Balance Sheets                    4

               Consolidated Statements of Cash Flows          5

               Consolidated Statements of  Changes
                 in Stockholders' Equity                      6

               Notes to Consolidated Financial Statements     7

      Item 2.   Management's Discussion and Analysis of
              Results of Operations and Financial Condition  10

Part II.          Other Information

      Item 1      Legal Proceedings                          12

      Item 4.     Submission of Matters to a vote of
                  Security Holders                           12

      Item 6.     Exhibits and Reports on Form 8-K           12

      Signature                                              13




                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)

                                                                           Three Months Ended

                                                           March 31, 1997                 March 31, 1996
Interest Income
Interest and Fees on Loans                                         $2,212                         $2,031
Interest on Federal Funds Sold                                         13                             13
Interest on Deposits in Banks                                           8                              8
Interest and Dividends on Investment Securities
Available for Sale
Taxable                                                               360                            329
Non Taxable                                                            92                             99
Held to Maturity
Taxable                                                                42                             78
Non Taxable                                                             0                              0
                                                              -----------                    -----------

Total Interest Income                                               2,727                          2,558

Interest Expense
Interest on Savings  Deposits and Interest
Bearing Demand Deposits                                               549                            449
Interest on Time Deposits of $100,000 or more                         161                            146
Interest on All Other Time Deposits                                   576                            614
Interest on Federal Funds Purchased                                     3                              2
Interest on Note Payable                                               23                             28
                                                               ----------                     ----------

Total Interest Expense                                              1,312                          1,239
                                                                  -------                        -------

Net Interest Income                                                 1,415                          1,319
                                                                  -------                        -------
   Provision for Loan Losses                                           45                             30
                                                                ---------                     ----------

     Net Interest Income After Provisions
        for Loan Losses                                             1,370                          1,289

Other Operating Income
Service Charges                                                       120                            114
Profits on Securities Available for Sale                               10                              0
Other Operating Income                                                122                             84
                                                                 --------                      ---------

Total Non-interest Income                                             252                            198

Other Operating Expenses
Salaries and Employee Benefits                                        582                            555
Occupancy Expense                                                      53                             60
Equipment Expense                                                     124                            123
Other                                                                 353                            291
                                                                 --------                      ---------

Total Operating Expenses                                            1,112                          1,029

Income Before Income taxes                                            510                            458

Income Taxes                                                          149                            131
                                                                ---------                      ---------

Net Income                                                           $361                           $327
                                                                 ========                       ========

Per Share Data
Net Income                                                          $0.47                          $0.42
                                                                 ========                       ========

Cash Dividends                                                      0.175                           0.15
                                                                =========                       ========

The Accompanying Notes Are An Integral Part Of These Statements



                           FIRST NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)
                                                              March 31, 1997               December 31, 1996
               ASSETS
Cash and due from banks                                           $6,854                          $3,511
Federal Funds Sold                                                 1,337                               0
Investment Securities
     Available for Sale                                           32,056                          30,709
     Held to Maturity                                              2,733                           3,033
Loans Net of Unearned Discount                                   100,599                          99,395
     Less: Allowance for Loan Losses                               1,012                             974
                                                                --------                        --------
          Net Loans                                               99,587                          98,421

Bank Premises and Equipment                                        3,771                           3,320
Interest Receivable                                                  890                             891
Other Real Estate                                                    890                             804
Other Assets                                                         772                             536
                                                                --------                         -------

     Total Assets                                               $148,890                        $141,225
                                                                ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Demand Deposits
          Non-Interest Bearing                                   $16,662                         $14,409
          Interest Bearing                                        18,270                          16,507
     Savings Deposits                                             39,805                          37,100
     Certificates of Deposit of $100,000 and over                 12,539                          12,130
     All Other Time Deposits                                      44,203                          43,839
                                                                --------                        --------

          Total Deposits                                        $131,479                        $123,985
                                                                --------                        --------

Federal Funds Purchased                                                0                             315
Federal Home Loan Bank Advance                                     1,477                           1,481
Accrued Expenses                                                     938                             607
                                                                --------                        --------

          Total Liabilities                                     $133,894                        $126,388
                                                                --------                        --------

Stockholders' Equity
     Common Stock, Par Value $5 per Share;
      Authorized 2,000,000 Shares
     775,071  Shares Issued and Outstanding                       $3,875                          $3,872
     Surplus                                                       1,143                           1,133
     Unrealized Gain (Loss) on  Securities
       Available for Sale, Net                                       (49)                             31
     Undivided Profits                                            10,027                           9,801
                                                                --------                        --------

          Total Stockholders' Equity                             $14,996                         $14,837
                                                                 -------                         -------

          Total Liabilities and Stockholders' Equity            $148,890                        $141,225
                                                                ========                        ========

The Accompanying Notes Are An Integral Part of These Statements

                                                         4


                           FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                                                    THREE MONTHS ENDED
                                                                         March 31, 1997       March 31, 1996
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                      $361                  $327
Adjustments to reconcile net income to net

     cash provided by operating activities:
     Depreciation and amortization                                               100                   129
     Provision for loan losses                                                    45                    30
     Change in assets and liabilities:
         (Increase) decrease in interest receivables                               1                    (1)
         (Increase) in other assets                                             (236)                 (250)
         Increase in accrued expenses                                            331                   248
                                                                              ------                ------

Net Cash Provided by Operating Activities                                       $602                  $483
                                                                              ------                ------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities-available for sale                           $3,277                    $0
Proceeds from maturities and principal payments
 on securities-available for sale                                                613                 3,045
Purchases of securities-available for sale                                    (5,354)                    0
Proceeds from maturities and principal payments
 on securities-held to maturity                                                  299                 1,200
Purchases of bank premises and equipment                                        (541)                  (40)
Net (increase) in loans                                                       (1,268)               (4,456)
(Increase) in federal funds sold                                              (1,337)               (1,243)
                                                                             -------               --------

Net Cash (Used in) Investing Activities                                      ($4,311)              ($1,494)
                                                                             --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits, NOW accounts,
     and savings accounts                                                      6,721                 1,645
Net increase (decrease) in certificates of deposit                               773                (1,606)
Net (decrease) in long-term borrowings                                            (4)                   (4)
Net proceeds from issuance of common stock                                        13                     0
Cash dividends paid                                                             (136)                 (115)
Net (decrease) in federal funds purchased                                       (315)                 (382)
                                                                             --------               -------

Net Cash Provided by (Used In) Financing Activities                           $7,052                 ($462)
                                                                            --------                -------

Increase (Decrease) in Cash and Cash Equivalents                              $3,343               ($1,473)


CASH AND CASH EQUIVALENTS:
Beginning                                                                      3,511                 4,314
                                                                              ------                ------

Ending                                                                        $6,854                $2,841
                                                                              ======                ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
     Interest                                                                   $315                  $383
                                                                              ======                ======

     Income Taxes                                                                 $0                    $0
                                                                              ======                ======

The Accompanying Notes Are An Integral Part of These Statements




                           FIRST NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (IN THOUSANDS OF DOLLARS)
                    Three Months Ended March 31 1997 and 1996

                                                                           Unrealized
                                                                         Gain / Loss on
                                         Common                       Securities Available   Retained
                                          Stock            Surplus          For Sale         Earnings       Total

Balances, December 31, 1995                $3,859            $1,090              $71           $8,888      $13,908

Net Income                                    ---               ---              ---              326          326

Unrealized Gain  on Securities Available
      for Sale                                ---               ---             (122)             ---         (122)

Cash Dividends                                ---               ---              ---             (115)        (115)
                                           ------            ------            ------          ------      -------

Balances, March 31, 1996                   $3,859            $1,090             ($51)          $9,099      $13,997
                                           ======            ======             =====          ======      =======



Balances , December 31, 1996               $3,872            $1,133              $31           $9,801      $14,837

Issuance of 665 shares of common stock
      Dividend Reinvestment Plan               $3               $10              ---              ---           13

Net Income                                    ---               ---              ---              362          362


Increase In unrealized loss on securities
      available for sale                      ---               ---              (80)             ---          (80)

Cash dividends                                ---               ---              ---             (136)        (136)
                                           ------            ------            -----          --------     --------

Balances, March 31, 1997                   $3,875            $1,143             ($49)         $10,027      $14,996
                                           ======            ======             =====         =======      =======

The Accompanying Notes Are An Integral Part of These Statements

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Interim Financial Statements

          The accompanying consolidated financial statements of First National Corporation and its subsidiaries have not been audited by independent accountants, except for the balance sheet at December 31, 1996 In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 1997 and 1996, the company's financial position at March 31, 1997 and December 31, 1996, and the cash flows for the three month periods ended March 31, 1997 and 1996. These adjustments are of a normal recurring nature.

Note 2. Securities as of March 31, 1997 and December 31, 1996 are summarized below:

                                                                           (000 Omitted)
                                                       March 31, 1997                    December 31, 1996
                                                       --------------                    -----------------
                                                                 Unrealized                            Unrealized
                                        Book        Market        Gain (Loss)      Book     Market     Gain (Loss)
Securities Available For Sale

     U. S. Treasury Securities               $0           $0            $0           $0          $0          $0
     U. S. Agency Securities             24,774       24,576         ($198)      23,070      23,089         $19
     Obligation of State and Political
         Subdivisions                     6,281        6,404          $123        6,530       6,559         $29
     Other Securities                     1,076        1,076            $0        1,061       1,061          $0
                                      ---------    ---------        ------    --------- -----------      ------
Total Securities Available for Sale     $32,131      $32,056          ($75)     $30,661     $30,709         $48





Securities Held to Maturity

     U. S. Treasury Securities               $0           $0            $0           $0          $0          $0
     U. S. Agency Securities              2,733        2,725           ($8)       3,033       3,031         ($2)
     Obligation of State and Political
         Subdivisions                         0            0            $0            0           0          $0
     Other Securities                         0            0            $0            0           0          $0
                                     ----------   ----------        ------   ----------  ----------        ----
Total Securities Held to Maturity        $2,733       $2,725           ($8)      $3,033      $3,031         ($2)

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                          (000 Omitted)
                                                           March 31, 1997            December 31, 1996

     Real estate loans:
       Construction and land development                          $2,267                    $2,127
       Secured by farm land                                        1,008                       993
       Secured by 1-4 family residential                          43,982                    43,615
       Other real estate loans                                    17,283                    16,959
     Loans to farmers (except those secured by real estate)          831                       770
     Commercial and industrial loans
             (except those secured by real estate)                13,655                    13,548
     Loans to individuals for personal expenditures               22,237                    21,397
     All other loans                                                 257                     1,075
                                                               ---------                 ---------
              Total loans                                       $101,520                  $100,484
     Less unearned income reflected in loans                         921                     1,089
                                                               ---------                 ---------
               Loans, net of unearned income                    $100,599                   $99,395
                                                                ========                   =======

     The Bank had loans in a Nonaccrual category of $12,827 on December 31, 1996 and $ 21,000 on March 31, 1997.


Note 4.   Allowance for Loan Losses

            Analysis of the Allowance for Loan Losses
                                                                           For the Three Months Ended
                                                                                        (000 Omitted)
                                                                     March 31, 1996          March 31, 1995
     Balance at Beginning of Period                                           $974                  $901

     Charge-Offs                                                                11                     8

     Recoveries                                                                  4                     2
                                                                           -------                 -----

     Net Charge-Offs                                                             7                     6

     Provision for Loan Losses                                                  45                    30
                                                                           -------                 -----

     Balance at End of Period                                               $1,012                  $925
                                                                          ========                  ====

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

                           FIRST NATIONAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Net income for the quarter was $361 thousand compared to $327 thousand in the first quarter of 1996. This represents an increase of 10.4% which is attributable to an increase in net interest income during the first quarter of 1997. Interest and fees on loans, the largest component of interest income, increased $181,183 during the period, while interest on deposits, the largest component of interest expense, increased $77,076 resulting in an increase in net interest income of $96,153. Management increased the provision to the allowance for loan losses by $15,000 as a result of growth in the loan portfolio. Total other noninterest expenses increased $82,333, slightly faster than total other noninterest income which increased $54,149.

Yields, Rates and Net Interest Margin

     Although interest rates on loans remained relatively stable during 1996 and in most of the first quarter of 1997, the yield on the loan portfolio declined from 9.00% during the first quarter of 1996 to 8.90% during the first quarter of 1997. At the same time the cost of interest bearing deposits declined from 4.73% in the first quarter of 1996 to 4.66% in the same period of 1997. While the yield on earning assets declined 9 basis points from 8.35% in 1996 to 8.26% in 1997, the cost of interest bearing liabilities declined 8 basis points from 4.77% in 1996 to 4.69% in 1997. This resulted in a decrease in the bank's interest rate spread from 3.58% in 1996 to 3.57% in 1997. Interest expense as a percentage of average earning assets declined from 3.96% in 1996 to 3.90% in 1997. The bank's net interest margin decreased from 4.40% in 1996 to 4.36% in 1997.

Future Operations

     During February, the new three story addition to the main office in Strasburg was completed and was occupied by the operations, lending and administrative areas of the bank. The two story portion of the main office between the lobby and the new addition is being extensively remodeled and is projected to be completed in mid-May. At that time loan operations, loan collections, other loan support personnel and the bank's customer investment services representative will occupy offices in the remodeled building, bringing all of the bank's departments under the same roof for the first time since the 1970's.

     Even though the completed remodeling will be the end of the bank's planned physical expansion, growth in the loan portfolio and in deposits is expected to continue, although at a somewhat slower pace than in the last two years. In addition two new automated teller machines should be installed in the near future. One at the Ward's Plaza Branch in Winchester and another in the Shenandoah Memorial Hospital in Woodstock.



                           FIRST NATIONAL CORPORATION
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                                    Three Months Ended March 31,
                                                              1997                              1996

                                                              Annual                           Annual
                                                Average       Income/    Yield/     Average    Income/   Yield/
                                                Balance       Expense     Rate      Balance    Expense    Rate
ASSETS
Balances at correspondent banks
    - interest bearing                            $213,486    $8,085    15.15%     $178,993     $8,482    18.95%

Securities:
    Taxable                                     27,219,206    402,547    5.92%    26,804,697    406,954    6.07%
    Tax-exempt (1)                               6,455,389    139,921    8.67%     6,808,386    150,488    8.84%
                                               -----------    -------    -----    ----------    -------   ------
        Total Securities                        33,674,595    542,468    6.44%    33,613,083    557,442    6.63%

Loans (net of earned income): (2)
    Taxable                                     99,224,688  2,205,872    8.89%    89,824,000  2,019,089    8.99%
    Tax-exempt (1)                                 342,520      9,414    10.99%      676,035     17,898   10.58%
                                              -----------------------    ------  ------------ ---------   ------
        Total Loans                             99,567,208  2,215,987     8.90%   90,500,693  2,036,987    9.00%
Fed funds sold and repurchase
    agreements                                   1,063,589     12,614     4.74%      981,659     13,140    5.35%
                                             ------------------------     ----- ------------- ---------    -----
    Total earning assets                       134,518,878  2,778,453     8.26%  125,274,428  2,616,051    8.35%
Less: allowance for Loan Losses                   (990,478)                         (911,981)
Total nonearning assets                          8,971,154                         7,441,663
                                            --------------                    --------------
    Total Assets                              $142,499,554                      $131,804,110
                                              ============                      ============


LIABILITIES AND SHAREHOLDER EQUITY

Interest bearing deposits:

    Checking                                    $9,331,681    $51,293     2.20%   $9,549,673    $53,359    2.24%
    Money market savings                         6,848,577     56,683     3.31%    7,289,619     61,672    3.38%
    Regular savings                             38,013,418    440,728     4.64%   28,969,052    333,980    4.61%
    Certificates of deposit:
        Less than $100,000                      43,986,481    576,754     5.24%   45,867,446    613,279    5.35%
        $100,000 and more                       12,125,661    160,758     5.30%   10,571,833    146,266    5.53%
                                             ------------- ----------     -----   -----------  --------    -----
Total interest bearing deposits                110,305,818  1,286,216     4.66%  102,247,623  1,208,556    4.73%


Fed funds purchased                                214,422      3,196     5.96%       93,824      1,893    8.07%
Long term borrowings                             1,479,729     22,789     6.16%    1,498,424     28,350    7.57%
                                            -------------- ----------     ------------------- ---------   ------
Total interest bearing liabilities             111,999,969  1,312,201     4.69%  103,839,871  1,238,799    4.77%

Noninterest bearing liabilities
    Demand deposits                             14,707,286                        13,263,588
    Other liabilities                            1,070,256                           944,463
                                           ---------------                    --------------
Total liabilities                              127,777,511                       118,047,922
Stockholders' equity                            14,722,043                        13,756,188
                                            --------------                      ------------
Total liabilities and stockholders' equity    $142,499,554                      $131,804,110
                                              ============                      ============

Net Interest income                                         1,466,252                         1,377,252
                                                            =========                         =========
Interest rate spread                                                      3.57%                            3.58%
Interest expense as a percent of average
    earning assets                                                        3.90%                            3.96%
Net interest margin                                                       4.36%                            4.40%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1996 and 1997.
(2) Loans placed on a nonaccrual status are reflected in the balances.

                           First National Corporation
                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         As of March 31, 1997 neither the corporation nor the bank was a party to any legal proceedings.

Item 2.  Not Applicable

Item 3.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         First National Corporation's annual meeting of shareholders was held on Tuesday, April 1, 1997 in Woodstock, Virginia. Information relating to the solicitation of proxies required by this item is incorporated by reference from the Corporation's proxy statement dated February 28, 1997 for the Corporation's Annual Meeting of Shareholders held April 1, 1997, filed with the Commission on February 28, 1997.

Item 5.  Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

          2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

                  Not applicable

          3.      (I)   Articles of Incorporation
                  (ii) Bylaws

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

                                             First National Corporation
                                                   (Registrant)


Date           May 9, 1997                     /S/       Dana A. Froom
    ------------------------------     ---------------------------------------

                                                 Dana A. Froom, Comptroller
                                             (Principal Accounting Officer and
                                                  Duly Authorized Officer)