Form 10-Q
period 1997-06-30
FIRST NATIONAL CORP /VA/
filed 1997-08-13
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                      Class: Common stock, $5.00 par value
                    Outstanding as of July 31, 1997: 775,798

                           FIRST NATIONAL CORPORATION


                                                                                             Page No.
Part 1.  Financial Information

     Item 1    Financial Statements

               Consolidated Statements of Income                                                3

               Consolidated Balance Sheets                                                      5

               Consolidated Statements of Cash Flows                                            6

               Consolidated Statements of  Changes in Stockholders' Equity                      7

               Notes to Consolidated Financial Statements                                       8

      Item 2.  Management's Discussion and Analysis of Results of Operations
               and Financial  Condition                                                        11

Part II.       Other Information

      Item 1   Legal Proceedings                                                               13

      Item 4.  Submission of Matters to a vote of Security Holders                             13

      Item 6.  Exhibits and Reports on Form 8-K                                                13

      Signature                                                                                15

                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)

                                                                           Three Months Ended
                                                               June 30, 1997                  June 30, 1996
Interest Income
Interest and Fees on Loans                                         $2,318                         $2,096
Interest on Federal Funds Sold                                         22                             30
Interest on Deposits in Banks                                           7                              5
Interest and Dividends on Investment Securities
Available for Sale
Taxable                                                               455                            327
Non Taxable                                                            88                             97
Held to Maturity
Taxable                                                                39                             60
Non Taxable                                                             0                              0

Total Interest Income                                               2,929                          2,615

Interest Expense
Interest on Savings  Deposits and Interest
Bearing Demand Deposits                                               628                            340
Interest on Time Deposits of $100,000 or more                         170                            146
Interest on All Other Time Deposits                                   584                            725
Interest on Federal Funds Purchased                                     1                              0
Interest on Note Payable                                               23                             23

Total Interest Expense                                              1,406                          1,234

Net Interest Income                                                 1,523                          1,381
   Provision for Loan Losses                                           45                             30

     Net Interest Income After Provision
        for Loan Losses                                             1,478                          1,351

Other Operating Income
Service Charges                                                       127                            118
Profits (Losses) on Securities Available for Sale                      (8)                             0
Other Operating Income                                                124                             84

Total Non-interest Income                                             249                            203

Other Operating Expenses
Salaries and Employee Benefits                                        591                            549
Occupancy Expense                                                      56                             52
Equipment Expense                                                     141                            127
Other                                                                 349                            338

Total Operating Expenses                                            1,137                          1,066

Income Before Income taxes                                            590                            488

Income Taxes                                                          182                            139

Net Income                                                           $408                           $349

Per Share Data
Net Income                                                          $0.53                          $0.45

Cash Dividends                                                      0.175                           0.15

The Accompanying Notes Are An Integral Part Of These Statements


                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)

                                                                            Six Months Ended
                                                               June 30, 1997                  June 30, 1996
Interest Income
Interest and Fees on Loans                                         $4,530                         $4,127
Interest on Federal Funds Sold                                         35                             43
Interest on Deposits in Banks                                          15                             13
Interest and Dividends on Investment Securities
Available for Sale
Taxable                                                               815                            656
Non Taxable                                                           180                            196
Held to Maturity
Taxable                                                                81                            138
Non Taxable                                                             0                              0

Total Interest Income                                               5,656                          5,173

Interest Expense
Interest on Savings  Deposits and Interest
Bearing Demand Deposits                                             1,177                            789
Interest on Time Deposits of $100,000 or more                         331                            292
Interest on All Other Time Deposits                                 1,160                          1,339
Interest on Federal Funds Purchased                                     4                              2
Interest on Note Payable                                               46                             51

Total Interest Expense                                              2,718                          2,473

Net Interest Income                                                 2,938                          2,700
   Provision for Loan Losses                                           90                             60

     Net Interest Income After Provision
        for Loan Losses                                             2,848                          2,640

Other Operating Income
Service Charges                                                       247                            232
Profits on Securities Available for Sale                                8                              1
Other Operating Income                                                246                            168

Total Non-interest Income                                             501                            401

Other Operating Expenses
Salaries and Employee Benefits                                      1,173                          1,104
Occupancy Expense                                                     109                            112
Equipment Expense                                                     265                            250
Other                                                                 702                            629

Total Operating Expenses                                            2,249                          2,095

Income Before Income taxes                                          1,100                            946

Income Taxes                                                          331                            270

Net Income                                                           $769                           $676

Per Share Data
Net Income                                                          $0.99                          $0.88

Cash Dividends                                                       0.35                           0.30

The Accompanying Notes Are An Integral Part Of These Statements



                           FIRST NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                               June 30, 1997               December 31, 1996

               ASSETS
Cash and due from banks                                           $3,587                          $3,511
Federal Funds Sold                                                    66                               0
Investment Securities
     Available for Sale                                           34,892                          30,709
     Held to Maturity                                              2,391                           3,033
Loans Net of Unearned Discount                                   106,587                          99,395
     Less: Allowance for Loan Losses                               1,036                             974
          Net Loans                                              105,551                          98,421

Bank Premises and Equipment                                        3,973                           3,320
Interest Receivable                                                1,044                             891
Other Real Estate                                                    804                             804
Other Assets                                                         822                             536

     Total Assets                                               $153,130                        $141,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Demand Deposits
          Non-Interest Bearing                                   $16,259                         $14,409
          Interest Bearing                                        17,677                          16,507
     Savings Deposits                                             42,782                          37,100
     Certificates of Deposit of $100,000 and over                 14,518                          12,130
     All Other Time Deposits                                      43,869                          43,839

          Total Deposits                                        $135,105                        $123,985

Federal Funds Purchased                                                0                             315
Federal Home Loan Bank Advance                                     1,472                           1,481
Accrued Expenses                                                   1,012                             607

          Total Liabilities                                     $137,589                        $126,388

Stockholders' Equity
     Common Stock, Par Value $5 per Share;
      Authorized 2,000,000 Shares
     775,798 and 774,406 Shares Issued and Outstanding            $3,879                          $3,872
     Surplus                                                       1,155                           1,133
     Unrealized Gain on  Securities Available for Sale, Net          207                              31
     Undivided Profits                                            10,300                           9,801

          Total Stockholders' Equity                             $15,541                         $14,837

          Total Liabilities and Stockholders' Equity            $153,130                        $141,225

The Accompanying Notes Are An Integral Part of These Statements

                           FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                                                     SIX MONTHS ENDED
                                                                          June 30, 1997        June 30, 1996

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                      $769                  $676
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                               224                   254
     Provision for loan losses                                                    90                    60
     Change in assets and liabilities:
         (Increase) decrease in interest receivables                            (153)                    7
         (Increase) in other assets                                             (286)                 (251)
         Increase in accrued expenses                                            405                   183

Net Cash Provided by Operating Activities                                     $1,049                  $929

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities-available for sale                           $6,708                $1,001
Proceeds from maturities and principal payments on
 securities-available for sale                                                 2,312                 3,727
Purchases of securities-available for sale                                   (13,080)               (2,269)
Proceeds from maturities and principal payments on
 securities-held to maturity                                                     639                 2,346
Purchases of bank premises and equipment                                        (833)                 (232)
Net (increase) in loans                                                       (7,220)               (7,321)
(Increase) in federal funds sold                                                 (66)               (1,324)

Net Cash (Used in) Investing Activities                                     ($11,527)              ($4,072)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits, NOW accounts,
     and savings accounts                                                      8,702                 4,161
Net increase (decrease) in certificates of deposit                             2,418                (1,671)
Net (decrease) in long-term borrowings                                            (9)                   (9)
Net proceeds from issuance of common stock                                        29                    11
Cash dividends paid                                                             (271)                 (232)
Net (decrease) in federal funds purchased                                       (315)                 (382)

Net Cash Provided by Financing Activities                                    $10,554                $1,878

Increase (Decrease) in Cash and Cash Equivalents                                 $76               ($1,265)

CASH AND CASH EQUIVALENTS:
Beginning                                                                      3,511                 4,314

Ending                                                                        $3,587                $3,049

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
     Interest                                                                   $690                  $724

     Income Taxes                                                               $247                  $208

The Accompanying Notes Are An Integral Part of These Statements

                           FIRST NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (IN THOUSANDS OF DOLLARS)
                     Six Months Ended June 30 1997 and 1996

                                                                           Unrealized
                                                                         Gain / Loss on
                                         Common                       Securities Available   Retained
                                          Stock            Surplus          For Sale         Earnings       Total

Balances, December 31, 1995                $3,859            $1,090              $71           $8,888      $13,908

Issuance of 545 shares of common stock
       Dividend Reinvestment Plan               2                 9              ---              ---           11

Net Income                                    ---               ---              ---              676          676

Change in unrealized gain (loss) on
       securities available for sale          ---               ---             (344)             ---         (344)

Cash dividends                                ---               ---              ---             (232)        (232)

Balances, June 30, 1996                    $3,861            $1,099            ($273)          $9,332      $14,019



Balances , December 31, 1996               $3,872            $1,133              $31           $9,801      $14,837

Issuance of 1,392 shares of common stock
      Dividend Reinvestment Plan               $7               $22              ---              ---           29

Net Income                                    ---               ---              ---              769          769


Change in unrealized gain (loss) on
      secutities available for sale           ---               ---              177              ---          177

Cash dividends                                ---               ---              ---             (271)        (271)

Balances, June 30, 1997                    $3,879            $1,155             $208          $10,299      $15,541

The Accompanying Notes Are An Integral Part of These Statements

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Interim Financial Statements

          The accompanying consolidated financial statements of First National Corporation and its subsidiaries have not been audited by independent accountants, except for the balance sheet at December 31, 1996. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the six month periods ended June 30, 1997 and 1996, the company's financial position at June 30, 1997 and December 31, 1996, and the cash flows for the six month periods ended June 30, 1997 and 1996. These adjustments are of a normal recurring nature.
          The results of operations for the six month periods ended June 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

Note 2.   Securities as of June 30, 1997 and December 31, 1996 are summarized below:

                                                                                        (000 Omitted)
                                                        June 30, 1997                    December 31, 1996
                                                                 Unrealized                            Unrealized
                                        Book        Market        Gain (Loss)      Book     Market     Gain (Loss)
Securities Available For Sale

U. S. Treasury Securities                    $0           $0            $0           $0          $0          $0
U. S. Agency Securities                  27,083       27,145           $62       23,070      23,089         $19
     Obligation of State and Political
         Subdivisions                     6,412        6,665          $253        6,530       6,559         $29
Other Securities                          1,082        1,082            $0        1,061       1,061          $0
Total Securities Available for Sale     $34,577      $34,892          $315      $30,661     $30,709         $48


Securities Held to Maturity
     U. S. Treasury Securities               $0           $0            $0           $0          $0          $0
     U. S. Agency Securities              2,391        2,391            $0        3,033       3,031         ($2)
     Obligation of State and Political
         Subdivisions                         0            0            $0            0           0          $0
     Other Securities                         0            0            $0            0           0          $0
Total Securities Held to Maturity        $2,391       $2,391            $0       $3,033      $3,031         ($2)

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                          (000 Omitted)

                                                            June 30, 1997            December 31, 1996

     Real estate loans:
       Construction and land development                          $2,775                    $2,127
       Secured by farm land                                          968                       993
       Secured by 1-4 family residential                          45,513                    43,615
       Other real estate loans                                    16,815                    16,959
     Loans to farmers (except those secured by real estate)          815                       770
     Commercial and industrial loans
             (except those secured by real estate)                16,002                    13,548
     Loans to individuals for personal expenditures               24,201                    21,397
     All other loans                                                 234                     1,075
              Total loans                                       $107,323                  $100,484
     Less unearned income reflected in loans                         736                     1,089
               Loans, net of unearned income                    $106,587                   $99,395

     The Bank had loans in a Nonaccrual category of $12,827 on December 31, 1996 and $ 19,000 on June 30, 1997.


Note 4.   Allowance for Loan Losses

            Analysis of the Allowance for Loan Losses
                                                                            For the Six Months Ended
                                                                                              (000 Omitted)

                                                                         June 30, 1996        June 30, 1995
     Balance at Beginning of Period                                           $974                  $901

     Charge-Offs                                                                33                    23

     Recoveries                                                                  5                    14

     Net Charge-Offs                                                            28                     9

     Provision for Loan Losses                                                  90                    60

     Balance at End of Period                                               $1,036                  $952

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   New Accounting Pronouncements

      FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities was issued in June, 1996 and establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash of other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Statement 125 also establishes new accounting requirements for pledged collateral. As issued, Statement 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 1996.

     FASB Statement No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", defers for one year the effective date
(a) paragraph 15 of Statement 125 and (b) for repurchase agreement, dollar-roll, securities lending, or similar transactions, of paragraph 9-12 and 237(b) of Statement 125.

     The effects of these Statements on the Company's consolidated financial statements are not expected to be material.

                           FIRST NATIONAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Net income for the first half of 1997 was $769 thousand compared to $676 thousand in the same period of 1996, an increase of 13.8%. Interest and fees on loans increased $403 thousand during the period, while interest on deposits increased $248 thousand resulting in an increase in net interest income of $238 thousand. Management provided an additional $30 thousand to the allowance for loan losses during the first half of 1997 as a result of continued growth in the loan portfolio. In comparison with the first half of 1996, total other noninterest expenses increased $154 thousand during the first half of 1997, an increase of one and one half times the increase in total other nointerest income of $100 thousand

     Total assets continued to grow, increasing 8.4% or $11.9 million during the first half of 1997. The corporation's two major earning assets accounted for most of the growth. the loan protfolio had the greatest total increase with total loans net of unearned discount increased 7.2million or 7.2% and the investnment portfolio had the greatest percentage increase growing 10.5% or $3.5 million. Most of this growth was funded by an increase in deposits of $11.1 million or 8.9%.

Yields, Rates and Net Interest Margin

     Interest rates moved up slightly in response to an increase in the target Federal Funds rate by the Federal Reserve and as a result the yield on the loan portfolio increased sixteen (16) basis points from 8.80% in 1996 to 8.96% in 1997. The yield on the investment portfolio remained virtually unchanged, moving down from 6.67% in 1996 to 6.66% in 1997. At the same time, the cost of interest beqaring deposits increased four (4) basis points. This resulted in an increase in the corporation's net interest spread of thirteen (13) basis points from 3.49% in 1996 to 3.62% in 1997. Interest expense as a percent of average earning assets moved up ten (10) basis points and the net interest margin increased four basis points from 4.37% in 1996 to 4.41% in 1997.

Future Operations

     In July, First Bank celebrated the 90th anniversary of its founding and the opening of the newly completed addition to the main office in Strasburg with an open house. With the distruption of construction and remodeling behind us the management and staff of the bank can now turn their attention to the future operations of First National Corporation.

     July also saw the addition of an automated teller machine in the Shenandoah Memorial Hospital in Woodstock to the First Bank ATM network. Another ATM is planned for the bank's Ward's Plaza branch in Winchester and is in the process of obtaining approval for the site from the city.

                           FIRST NATIONAL CORPORATION
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                                      Six Months Ended June 30,
                                                              1997                              1996
                                                                                                          Annual
Annual
                                                Average       Income/    Yield/     Average    Income/     Yield/
                                                Balance       Expense     Rate      Balance    Expense      Rate
ASSETS
Balances at correspondent banks -
 interest bearing                                 $215,297   $15,429    14.33%     $183,733     $13,859    15.09%

Securities:
    Taxable                                     28,682,483    895,350     6.24%   25,974,838    793,265     6.11%
    Tax-exempt (1)                               6,374,635    272,844     8.56%    6,744,814    297,585     8.82%
        Total Securities                        35,057,118  1,168,194     6.66%   32,719,652  1,090,850     6.67%

Loans (net of earned income): (2)
    Taxable                                    101,015,112  4,520,106      8.95%  93,423,660  4,103,417     8.78%
    Tax-exempt (1)                                 209,562     15,656    14.94%      664,563     35,336    10.63%
        Total Loans                            101,224,674  4,535,762     8.96%   94,088,223  4,138,753     8.80%
Fed funds sold and repurchase
agreements                                       1,300,188     34,573     5.32%    1,683,159     42,548     5.06%
    Total earning assets                       137,797,276  5,753,958     8.35%  128,674,767  5,286,010     8.22%
Less: allowance for Loan Losses                 (1,006,696)                         (923,855)
Total nonearning assets                          9,230,761                         5,521,707
    Total Assets                              $146,021,342                      $133,272,619

LIABILITIES AND SHAREHOLDER EQUITY
Interest bearing deposits:
    Checking                                    $9,570,341   $106,263     2.22%   $9,834,647   $106,764    2.17%
    Money market savings                         7,648,627    127,785     3.34%    7,658,747    129,194    3.37%
    Regular savings                             39,503,256    943,074     4.77%   29,574,115    681,983    4.61%
    Certificates of deposit:
        Less than $100,000                      44,102,187  1,159,026     5.26%   45,401,444  1,209,495    5.33%
        $100,000 and more                       12,322,124    331,458     5.38%   10,637,776    292,336    5.50%
Total interest bearing deposits                113,146,534  2,667,606     9.43%  103,106,729  2,419,772    9.39%

Fed funds purchased                                144,294      4,430     6.14%       46,912      1,894    8.07%
Long term borrowings                             1,477,266     45,755     6.19%    1,496,158     51,551
6.89%
Total interest bearing liabilities             114,768,094  2,717,791     4.74%  104,649,799  2,473,217    4.73%

Noninterest bearing liabilities
    Demand deposits                             15,352,443                        13,679,571
    Other liabilities                            1,041,537                         1,124,187
Total liabilities                              131,162,074                       119,453,557
Stockholders' equity                            14,859,269                        13,819,062
Total liabilities and stockholders' equity    $146,021,342                      $133,272,619

Net Interest income                                         3,036,167                         2,812,793
Interest rate spread                                                      3.62%                            3.49%
Interest expense as a percent of average
    earning assets                                                        3.94%                            3.84%
Net interest margin                                                       4.41%                            4.37%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1996 and 1997.
(2) Loans placed on a nonaccrual status are reflected in the balances.

                           First National Corporation
                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         As of June 30, 1997 neither the corporation nor the bank was a party to any legal proceedings.

Item 2.  Not Applicable

Item 3.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the second quarter of 1997.

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

                                            First National Corporation
                                                   (Registrant)

Date:   August 13, 1997                         /S/ Dana A. Froom
                                                -------------------
                                                    Comptroller
                                          (Principal Accounting Officer and
                                                Duly Authorized Officer)