Form 10-QT
period 1997-06-30
FIRST NATIONAL CORP /VA/
filed 1997-11-13
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                      Class: Common stock, $5.00 par value
                   Outstanding as of October 30, 1997: 776,465

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


                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)

                                                                           Three Months Ended
                                                            September 30, 1997              September 30, 1996
Interest Income
Interest and Fees on Loans                                         $2,425                         $2,199
Interest on Federal Funds Sold                                         31                             29
Interest on Deposits in Banks                                           7                              6
Interest and Dividends on Investment Securities
Available for Sale
Taxable                                                               446                            371
Non Taxable                                                            89                             94
Held to Maturity
Taxable                                                                34                             52
Non Taxable                                                             0                              0
                                                              -----------                    -----------

Total Interest Income                                               3,032                          2,751

Interest Expense
Interest on Savings  Deposits and Interest
Bearing Demand Deposits                                               694                            655
Interest on Time Deposits of $100,000 or more                         187                            151
Interest on All Other Time Deposits                                   576                            471
Interest on Federal Funds Purchased                                     2                              0
Interest on Note Payable                                               23                             24
                                                               ----------                     ----------

Total Interest Expense                                              1,482                          1,301
                                                                  -------                        -------

Net Interest Income                                                 1,550                          1,450
                                                                  -------                        -------
   Provision for Loan Losses                                           45                             30
                                                                ---------                     ----------

     Net Interest Income After Provision
        for Loan Losses                                             1,505                          1,420

Other Operating Income
Service Charges                                                       146                            116
Profits (Losses) on Securities Available for Sale                       0                              1
Other Operating Income                                                135                             89
                                                                 --------                      ---------

Total Non-interest Income                                             281                            206

Other Operating Expenses
Salaries and Employee Benefits                                        594                            550
Occupancy Expense                                                      67                             53
Equipment Expense                                                     134                            133
Other                                                                 382                            320
                                                                 --------                      ---------

Total Operating Expenses                                            1,177                          1,056

Income Before Income taxes                                            609                            570

Income Taxes                                                          186                            166
                                                                ---------                      ---------

Net Income                                                           $423                           $404
                                                                 ========                       ========

Per Share Data
Net Income                                                          $0.55                          $0.52
                                                                 ========                       ========

Cash Dividends                                                      0.175                           0.00
                                                                =========                       ========

The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)

                                                                            Nine Months Ended
                                                            September 30, 1997             September 30, 1996
Interest Income
Interest and Fees on Loans                                         $6,955                         $6,326
Interest on Federal Funds Sold                                         66                             72
Interest on Deposits in Banks                                          22                             19
Interest and Dividends on Investment Securities
Available for Sale
Taxable                                                             1,261                          1,027
Non Taxable                                                           269                            290
Held to Maturity
Taxable                                                               115                            190
Non Taxable                                                             0                              0
                                                              -----------                    -----------

Total Interest Income                                               8,688                          7,924

Interest Expense
Interest on Savings  Deposits and Interest
Bearing Demand Deposits                                             1,871                          1,444
Interest on Time Deposits of $100,000 or more                         518                            443
Interest on All Other Time Deposits                                 1,736                          1,810
Interest on Federal Funds Purchased                                     6                              2
Interest on Note Payable                                               69                             75
                                                               ----------                     ----------

Total Interest Expense                                              4,200                          3,774
                                                                  -------                        -------

Net Interest Income                                                 4,488                          4,150
                                                                  -------                        -------
   Provision for Loan Losses                                          135                             90
                                                                ---------                     ----------

     Net Interest Income After Provision
        for Loan Losses                                             4,353                          4,060

Other Operating Income
Service Charges                                                       393                            348
Profits on Securities Available for Sale                                8                              1
Other Operating Income                                                381                            257
                                                                 --------                     ----------

Total Non-interest Income                                             782                            606

Other Operating Expenses
Salaries and Employee Benefits                                      1,767                          1,654
Occupancy Expense                                                     176                            165
Equipment Expense                                                     399                            383
Other                                                               1,084                            949
                                                                 --------                      ---------

Total Operating Expenses                                            3,426                          3,151

Income Before Income taxes                                          1,709                          1,515

Income Taxes                                                          517                            436
                                                                ---------                      ---------

Net Income                                                         $1,192                         $1,079
                                                                 ========                       ========

Per Share Data
Net Income                                                          $1.54                          $1.40
                                                                 ========                       ========

Cash Dividends                                                       0.52                           0.30
                                                                 ========                       ========

The Accompanying Notes Are An Integral Part Of These Statements


                           FIRST NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                            September 30, 1997             December 31, 1996
               ASSETS
Cash and due from banks                                           $3,185                          $3,511
Federal Funds Sold                                                     0                               0
Investment Securities
     Available for Sale                                           36,499                          30,709
     Held to Maturity                                              2,163                           3,033
Loans Net of Unearned Discount                                   108,762                          99,395
     Less: Allowance for Loan Losses                               1,077                             974
                                                               ---------                       ---------
          Net Loans                                              107,685                          98,421

Bank Premises and Equipment                                        4,032                           3,320
Interest Receivable                                                  994                             891
Other Real Estate                                                    804                             804
Other Assets                                                         816                             536
                                                                --------                         -------


     Total Assets                                               $156,178                        $141,225
                                                                ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Demand Deposits
          Non-Interest Bearing                                   $17,168                         $14,409
          Interest Bearing                                        16,385                          16,507
     Savings Deposits                                             47,688                          37,100
     Certificates of Deposit of $100,000 and over                 11,723                          12,130
     All Other Time Deposits                                      43,341                          43,839
                                                              ----------                      ----------

          Total Deposits                                        $140,252                        $123,985
                                                                --------                        --------

Federal Funds Purchased                                            1,303                             315
Federal Home Loan Bank Advance                                     1,467                           1,481
Accrued Expenses                                                   1,177                             607
                                                               ---------                       ---------

          Total Liabilities                                     $140,252                        $126,388
                                                                --------                        --------

Stockholders' Equity
     Common Stock, Par Value $5 per Share;
      Authorized 2,000,000 Shares
     775,799 and 774,406 Shares Issued and Outstanding            $3,879                          $3,872
     Surplus                                                       1,155                           1,133
     Unrealized Gain on  Securities Available for Sale, Net          306                              31
     Undivided Profits                                            10,586                           9,801
                                                               ---------                       ---------

          Total Stockholders' Equity                             $15,926                         $14,837
                                                                 -------                         -------

          Total Liabilities and Stockholders' Equity            $156,178                        $141,225
                                                                ========                        ========

The Accompanying Notes Are An Integral Part of These Statements


                           FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                                                     NINE MONTHS ENDED
                                                                        September 30, 1997   September 30, 1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                    $1,192                $1,079
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                               351                   322
     Provision for loan losses                                                   135                    90
     Change in assets and liabilities:
         (Increase) in interest receivables                                     (103)                  (19)
         (Increase) in other assets                                             (280)                 (103)
         Increase in accrued expenses                                            570                   178
                                                                              ------                ------

Net Cash Provided by Operating Activities                                     $1,865                $1,547
                                                                            --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities-available for sale                           $6,708                $1,101
Proceeds from maturities and principal payments on
   securities-available for sale                                               3,600                4,014
Purchases of securities-available for sale                                   (15,910)               (5,363)
Proceeds from maturities and principal payments on
   securities-held to maturity                                                   865                 2,710
Purchases of bank premises and equipment                                      (1,003)                 (320)
Net (increase) in loans                                                       (9,367)              (11,318)
(Increase) in federal funds sold                                                   0                  (998)
                                                                          ----------               --------


Net Cash (Used in) Investing Activities                                     ($15,107)             ($10,174)
                                                                            ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits, NOW accounts,
     and savings accounts                                                     13,225                 9,077
Net increase (decrease) in certificates of deposit                              (905)                  155
Net (decrease) in long-term borrowings                                           (14)                  (14)
Net proceeds from issuance of common stock                                        29                    22
Cash dividends paid                                                             (407)                 (232)
Net increase (decrease) in federal funds purchased                              988                   (382)
                                                                            --------                -------

Net Cash Provided by Financing Activities                                    $12,916                $8,626
                                                                           ---------               -------

 (Decrease) in Cash and Cash Equivalents                                       ($326)                  ($1)

CASH AND CASH EQUIVALENTS:
Beginning                                                                    $ 3,511                $4,314
                                                                             -------                ------

Ending                                                                        $3,185                $4,313
                                                                              ======                ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
     Interest                                                                 $1,074                $1,072
                                                                             =======             =========

     Income Taxes                                                               $436                  $391
                                                                             =======              ========

The Accompanying Notes Are An Integral Part of These Statements


                           FIRST NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (IN THOUSANDS OF DOLLARS)
                  Nine Months Ended September 30 1997 and 1996

                                                                           Unrealized
                                                                         Gain / Loss on
                                         Common                       Securities Available   Retained
                                          Stock            Surplus          For Sale         Earnings       Total

Balances, December 31, 1995                $3,859            $1,090              $71           $8,888      $13,908

Issuance of 1,114 shares of common stock
       Dividend Reinvestment Plan               5                17              ---              ---           22

Net Income                                    ---               ---              ---            1,079        1,079

Change in unrealized gain (loss) on
       securities available for sale          ---               ---             (212)             ---         (212)

Cash dividends                                ---               ---              ---             (232)        (232)
                                        ---------         ---------         --------          --------    ---------

Balances, September 30, 1996               $3,864            $1,107            ($141)          $9,735      $14,565
                                           ======            ======            ======          ======      =======



Balances , December 31, 1996               $3,872            $1,133              $31           $9,801      $14,837

Issuance of 1,392 shares of common stock
      Dividend Reinvestment Plan               $7               $22              ---              ---           29

Net Income                                    ---               ---              ---            1,192        1,192


Change in unrealized gain (loss) on
      secutities available for sale           ---               ---              275              ---          275

Cash dividends                                ---               ---              ---             (407)        (407)
                                       ----------          --------         --------          --------     --------

Balances, June 30, 1997                    $3,879            $1,155             $306          $10,586      $15,926
                                           ======            ======             ====          =======      =======

The Accompanying Notes Are An Integral Part of These Statements

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Interim Financial Statements

          The accompanying consolidated financial statements of First National Corporation and its subsidiaries have not been audited by independent accountants, except for the balance sheet at December 31, 1996. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the nine month periods ended Septemer 30, 1997 and 1996, the company's financial position at September 30, 1997 and December 31, 1996, and the cash flows for the nine month periods ended September 30, 1997 and 1996. These adjustments are of a normal recurring nature.
          The results of operations for the nine month periods ended September 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

Note 2.   Securities as of September 30, 1997 and December 31, 1996 are summarized below:

                                                                                        (000 Omitted)

                                                     September 30, 1997                  December 31, 1996
                                                     ------------------                  -----------------
                                                                 Unrealized                            Unrealized
                                        Book        Market        Gain (Loss)      Book     Market     Gain (Loss)
Securities Available For Sale
U. S. Treasury Securities                    $0           $0            $0           $0          $0          $0
U. S. Agency Securities                  28,493       28,692          $199       23,070      23,089         $19
     Obligation of State and Political
         Subdivisions                     6,413        6,677          $264        6,530       6,559         $29
Other Securities                          1,130        1,130            $0        1,061       1,061          $0
                                      ---------     --------        ------    --------- -----------      ------

Total Securities Available for Sale     $36,036      $36,499          $463      $30,661     $30,709         $48


Securities Held to Maturity
     U. S. Treasury Securities               $0           $0            $0           $0          $0          $0
     U. S. Agency Securities              2,163        2,165            $0        3,033       3,031         ($2)
     Obligation of State and Political
         Subdivisions                         0            0            $0            0           0          $0
     Other Securities                         0            0            $0            0           0          $0
                                     ----------   ----------        ------   ----------  ----------        ----
Total Securities Held to Maturity        $2,163       $2,165            $0       $3,033      $3,031         ($2)

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                          (000 Omitted)

                                                         September 30, 1997          December 31, 1996
     Real estate loans:
       Construction and land development                          $3,205                    $2,127
       Secured by farm land                                          995                       993
       Secured by 1-4 family residential                          43,994                    43,615
       Other real estate loans                                    17,308                    16,959
     Loans to farmers (except those secured by real estate)          667                       770
     Commercial and industrial loans
             (except those secured by real estate)                17,469                    13,548
     Loans to individuals for personal expenditures               25,173                    21,397
     All other loans                                                 517                     1,075
                                                               ---------                 ---------

              Total loans                                       $109,328                  $100,484
     Less unearned income reflected in loans                         566                     1,089
                                                               ---------                 ---------
               Loans, net of unearned income                    $108,762                   $99,395
                                                                ========                   =======

   The Bank had loans in a nonaccrual category of $12,827 on December 31, 1996 and $ 61,000 on September 30, 1997.


Note 4.   Allowance for Loan Losses

            Analysis of the Allowance for Loan Losses
                                                                            For the Nine Months Ended
                                                                                        (000 Omitted)

                                                                      September 30, 1997   September 30, 1996
     Balance at Beginning of Period                                           $974                  $901

     Charge-Offs                                                                40                    34

     Recoveries                                                                  8                    15
                                                                           -------              --------

     Net Charge-Offs                                                            32                    19

     Provision for Loan Losses                                                 135                    90
                                                                           -------              --------

     Balance at End of Period                                               $1,077                  $972
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

     FASB Statement No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", defers for one year the effective date of
(a) paragraph 15 of Statement 125 and (b) for repurchase agreement, dollar-roll, securities lending, or similar transactions, of paragraph 9-12 and 237(b) of Statement 125.

     The effects of these Statements on the Company's consolidated financial statements are not expected to be material.

                           FIRST NATIONAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Net income for the first three quarters of 1997 was $1,192 thousand compared to $1,079 thousand in the same period of 1996, an increase of 10.5%. Interest and fees on loans increased $629 thousand during the period, while interest on deposits increased $428 thousand resulting in an increase in net interest income of $338 thousand. Management provided an additional $45 thousand to the allowance for loan losses during the first three quarters of 1997 as a result of continued growth in the loan portfolio. In comparison with the first three quarters of 1996, total other operating expenses increased $275 thousand during the first three quarters of 1997, an increase of $99 thousand more than the increase in total other non-interest income of $176 thousand.

     Total assets continued to grow, increasing 10.6% or $15.0 million during the first three quarters of 1997. The corporation's two major earning assets accounted for most of the growth. The loan protfolio had the greatest total increase with total loans net of unearned discount increasing 9.4 million or 9.4% and the investnment portfolio had the greatest percentage increase growing 14.6% or $4.9 million. This growth was funded by an increase in deposits of $16.3 million or 13.1%.

Yields, Rates and Net Interest Margin

     The net interest margin for the first nine months of 1997 was 4.39% a decline of twenty basis points in comparison to 1996. This decline was the result of decline of eighteen basis points in the yields on earning assets lead by a decline of twenty four basis points in the tax equivalent yield on the loan portfolio from 9.25% in 1996 to 9.01% in 1997 in conjunction with a decline of eight basis points in the tax equivalent yield on the securities portfolio from 6.73% in 1996 to 6.65%. An increase in the cost of interest earning liabilities of nine basis points from 4.70% to 4.79% further eroded the net interest margin. This trend is explanable by increasing competition which is lowering the yield on loans while at the same time increasing the cost of funding.

Future Operations

     Management views the recent merger of several large banks in the state as an opportunity for a community bank such as First Bank to attract customers who are dissatisfied with super regional banks and their brand of customer service and would rather deal with a local bank which is committed to personal service and the future of the local economy. While there are no plans to expand the bank's market area, the bank will be in a mode to expand within the market area, should the opportunities present themselves.

     The bank will be adding an ATM at its Winchester, Ward Plaza, branch before the end of this year. This will expand the ATM network to seven machines and will place one at each banking office.



                           FIRST NATIONAL CORPORATION
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                                   Nine Months Ended September 30,
                                                              1997                              1996

                                                                       Annualized                         Annualized
                                                Average       Income/    Yield/     Average      Income/    Yield/
                                                Balance       Expense     Rate      Balance      Expense     Rate
ASSETS
Balances at correspondent banks
  - interest bearing                              $201,647    $22,364    14.79%     $175,694    $19,332     14.67%

Securities:
    Taxable                                     29,377,200  1,376,029     6.25%   26,138,124  1,216,644      6.21%
    Tax-exempt (1)                               6,387,145    407,412     8.50%    6,666,485    440,076      8.80%
                                              ------------  ---------     -----   ----------    -------     ------
        Total Securities                        35,764,344  1,783,441     6.65%   32,804,609  1,656,720      6.73%

Loans (net of earned income): (2)
    Taxable                                    102,834,394  6,940,537     9.00%   90,792,671  6,291,389      9.24%
    Tax-exempt (1)                                 249,557     21,532    11.50%      656,185     52,294     10.63%
                                              ------------  ---------    ------  ------------  ---------    ------
        Total Loans                            103,083,951  6,962,069     9.01%   91,448,856  6,343,683      9.25%
Fed funds sold and repurchase
agreements                                       1,599,462     65,880     5.49%    1,790,990     71,653      5.33%
                                              ------------  ---------     ----- -------------  ---------     -----
    Total earning assets                       140,649,404  8,833,754     8.37%  126,220,149  8,091,388      8.55%
Less: allowance for Loan Losses                 (1,021,907)                         (936,751)
Total nonearning assets                          9,266,593                         9,941,850
                                              ------------                      ------------
    Total Assets                              $148,894,090                      $135,225,248
                                              ============                      ============

LIABILITIES AND SHAREHOLDER EQUITY
Interest bearing deposits:
    Checking                                    $9,437,890   $157,212     2.22%   $9,941,021   $162,825      2.18%
    Money market savings                         7,699,923    194,074     3.36%    7,615,827    193,661      3.39%
    Regular savings                             41,569,730  1,520,111     4.88%   31,318,624  1,087,665      4.63%
    Certificates of deposit:
        Less than $100,000                      43,843,628  1,735,058     5.28%   45,227,989  1,809,698      5.34%
        $100,000 and more                       12,721,202    518,389     5.43%   10,748,579    442,673      5.49%
                                               ----------- ----------     -----   ----------  ---------      -----
Total interest bearing deposits                115,272,374  4,124,844     4.77%  104,852,040  3,696,522      4.70%

Fed funds purchased                                138,112      5,791     5.59%       47,224      2,523      7.12%
Long term borrowings                             1,474,769     68,894     6.23%    1,496,158     51,551
                                              ------------ ----------     -----  ------------    -------     -----
4.51%
Total interest bearing liabilities             116,885,255  4,199,529     4.79%  106,395,422  3,750,596      4.70%

Noninterest bearing liabilities
    Demand deposits                             15,792,742                        13,975,034
    Other liabilities                              822,897                           780,065
                                             -------------                      ------------
Total liabilities                              133,500,894                       121,150,521
Stockholders' equity                            15,393,195                        14,074,727
                                             -------------                      ------------
Total liabilities and stockholders' equity    $148,894,089                      $135,225,248
                                              ============                      ============

Net Interest income                                         4,634,225                         4,340,792
                                                          ===========                          =========
Interest rate spread                                                      3.58%                              3.85%
Interest expense as a percent of average
    earning assets                                                        3.98%                              3.96%
Net interest margin                                                       4.39%                              4.59%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1996 and 1997.
(2) Loans placed on a nonaccrual status are reflected in the balances.

                           First National Corporation
                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         As of September 30, 1997 neither the corporation nor the bank was a party to any legal proceedings.

Item 2.  Not Applicable

Item 3.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the third quarter of 1997.

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

                                                First National Corporation
                                                      (Registrant)


Date        November 13, 1997                       /S/  Dana A. Froom
    ---------------------------------               --------------------

                                                        Comptroller
                                              (Principal Accounting Officer and
                                                   Duly Authorized Officer)