Form 10-K405
period 1997-12-31
FIRST NATIONAL CORP /VA/
filed 1998-03-31
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

As of February 28, 1998, there were 777,547 shares of common stock, $5.00 par value, outstanding and the aggregate market value of common stock of First National Corporation held by nonaffiliates was approximately $22,612,919.

                      DOCUMENTS INCORPORATED BY REFERENCE
                1997 Annual Report to Shareholders - Parts I and II Notice of Annual Meeting and Proxy Statement Dated February 27,
                                1998 - Part III

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


    The Bank has offices at the following locations:

    Main Office - 112 W. King St., Strasburg, VA 22657
    Front Royal Office - 508 N. Commerce Ave.,
    Front Royal, VA 22630
    Winchester Office - 2210 Valley Ave., Winchester, VA 22601
    Kernstown Office - 3143 Valley Pike, Winchester, VA 22602
    Remote ATM site at Strasburg Square Shopping Center, Strasburg, Virginia Woodstock Office - 860 South Main Street, Woodstock, VA 22664
    Remote ATM site at Shenandoah Memorial Hospital, Woodstock, Virginia Remote ATM site at Judd's Inc., Strasburg, Virginia


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

         The Bank invests the majority of its investment portfolio in highly marketable short-term assets, such as federal funds and issues of the United States government and its agencies. By pricing loans on a variable rate structure, or by keeping the maturity of the investment and loan portfolios relatively short- term, the Bank is able to maintain loan interest or to reinvest securities proceeds at prevailing market rates, thereby helping to maintain a generally consistent spread over the interest rates paid by the Bank on the deposits which are used to fund the investment and loan portfolios.

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

Employees

         At December 31, 1997, a total of 83 persons were employed by the Company and the Bank in both full and part time positions. None are represented by any collective bargaining unit. The Company considers relations with its employees to be good.

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

         A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the provision of any credit, property or services. Thus, the subsidiary of a bank holding company may not extend credit, lease or sell property, furnish any services or fix or vary the consideration for these activities on the condition that (1) the customer must obtain some additional credit, property or services from, or provide additional property or services to, the bank holding company or any subsidiary thereof, or (2) the customer may not obtain some other credit, property or service from a competitor, except to the extent reasonable conditions are imposed to insure the soundness of the credit extended. The subsidiary banks of a bank holding company also are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stocks or securities as collateral for loans. The Federal Reserve possesses cease and desist powers over bank holding companies if their actions represent unsafe or unsound practices or violations of law.

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

         As a state member bank subject to the regulations of the Federal Reserve Board, the Bank has to obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined in excess of that account. At December 31, 1997, the Bank had $3.0 million of retained earnings legally available for the payment of dividends.

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


                              Capital Requirements


                                                                    Year Ended
                                                                   December 31,
                                                                       1997
       Required Capital Ratios:

               Leverage Ratio                                           4.00%
               Tier 1 risk-based capital ratio                          4.00
               Total risk-based capital ratio                           8.00

       The Company Capital Ratios:

               Leverage Ratio                                           10.0%
               Tier 1 risk-based capital ratio                          14.2
               Total risk-based capital ratio                           15.2

         In January 1989, the Federal Reserve Board published risk-based capital guidelines in final form which are applicable to bank holding companies. The Federal Reserve Board guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. These guidelines became effective on March 15, 1989. The minimum ratio of qualified total capital to risk-weighted assets (including certain off balance sheet items, such as standby letters of credit) is 8.00%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital ) may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease losses reserves. The Company's Tier 1 and total Capital ratios as of December 31, 1997 were 14.2% and 15.2%, respectively.

         In addition, the Federal Reserve Board has established minimum Leverage ratio (Tier 1 capital to quarterly average assets less goodwill) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 3.00% for bank holding companies that meet certain specific criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a Leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Leverage ratio as of December 31, 1997 was 10.0%. The guidelines also provide that a banking organization experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

         FIRREA also imposes, with certain exceptions, a "cross-guarantee" on the part of commonly controlled depository institutions. Under this provision, if one depository institution subsidiary of a multi- unit holding company fails or requires FDIC assistance, the FDIC may assess a commonly controlled depository institution for the estimated losses suffered by the FDIC. While the FDIC's claim is junior to the claims of non-affiliated depositors, holders of secured liabilities, general creditors, and subordinated creditors, it is superior to the claims of shareholders.

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

Item 2. Properties

         The principal executive offices of First National Corporation are located at 112 West King Street, Strasburg, Virginia, which is owned free of encumbrances. In addition to operating a full service banking facility at this Strasburg location, the Company operates four additional branches. The Company owns three of these facilities without encumbrances and leases the fourth. The lease on this facility, including renewal options, expires in 2001. See Note 14 to the Consolidated Financial Statements of the Company's 1997 Annual Report to Shareholders for additional information concerning this lease commitment.

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

         No matters were submitted to security holders for a vote in the fourth quarter of 1997.

                                    Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters


         Shares of the common stock of the Company are traded on the over-the-counter (OTC) market and quoted in the OTC Bulletin Board where our symbol is FXNC. However, similar to the trading of the Bank's common stock prior to the reorganization, trading the Company's common stock is generally the result of private negotiation. Increasingly a broker or dealer may be involved, and the Company is aware of nine brokerage firms that are attempting to make a market as such in the Company's stock.

         The Company has a limited record of variation in prices in the sense of "bid" and "asked" or in highs or lows. The effort to accurately relate trading prices throughout 1997 is made more difficult due to the fact that price per share information is not required by the Company when shares of its stock have been sold by holders and purchased by others. On the basis of trades known to the Company, the Company's common stock traded in a range from $21.08 to $29.75 in 1997. The Company's common stock traded in the range of $19.25 to $22.50 in 1996. However, the Company may not be aware of the per share price of all trades made.

         The Company had 687 shareholders as of February 28, 1998.

         The Company increased its dividend to $0.82 per share in 1997 representing a payout of 39.71%. The respective dividend per share and payout ratios were $0.70 and 37.19% in 1996.

                                            Quarterly Dividends

              Date                         1997                  1996

              March 31                     $0.175                $0.15
              June 30                       0.175                 0.15
              September 30                  0.175                 0.15
              December 31                   0.295                 0.25

Item 6. Selected Financial Data

         Pursuant to General Instruction G(2), the information required by this
Item is incorporated by reference to page 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         First National Corporation (the "Company") is the holding company for First Bank (the "Bank") and First Bank Financial Services Inc. ("Financial Services"). The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 1997, 1996 and 1995 should be read in conjunction with the consolidated financial statements and related notes.

Overview

         Earnings and assets grew in 1997. Net income for 1997 was $1,611,322 compared to $1,454,266 in 1996 and $1,314,548 in 1995. Net income per share increased $0.20 in 1997 from 1996 ($2.08 per share versus $1.88 per share). The increase in earnings resulted primarily from a continuing increase in the Bank's interest income which was greater than the increase in interest expense. Return on average assets was 1.07% in 1997, 1.06% in 1996 and 1.03% in 1995. Return on average equity was 10.56% in 1997, 10.36% in 1996 and 10.28% in 1995.

        Assets grew 16.46% in 1997, an increase over the 1996 growth rate of 6.7%. Growth occurred in both the loan portfolio where loans, net of unearned income and allowance for loan losses, increased $14.1 million to $112.5 million and in the securities portfolio which increased $8.0 million to $41.7 million. Funding for this loan growth was provided by an increase in deposits of $15.7 million and an increase in long term debt of $5.0 million.

Results of Operations

         Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on earning assets, predominately loans and securities, exceeds interest expense on interest bearing liabilities, predominately deposits, short-term and long term borrowings. The provision for loan losses and the amount of noninterest income and expense also have an effect on net income. Noninterest income and expense consists of income from service charges on deposit accounts, fees charged for various services, gains and losses from the sale of assets, both fixed assets and securities, and various administrative, operating and income tax expenses.

        Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Net interest margin is calculated by dividing tax equivalent net interest income by average earning assets and reflects the Company's net yield on its earning assets.

         General. Net income has increased in each of the last three years. Income increased in 1995 as a result of a growth in earning assets and an increase in noninterest income from nonrecurring items. The continued increase in income in 1996 was caused by further growth in earning assets and by the funding of higher yielding assets, in part, from lower yielding assets. In 1997, net interest income increased as a result of interest earning assets growing faster than interest bearing liabilities.

        Net Interest Income. Net interest income, after provision for loan losses, was $6.02 million for the year ended December 31, 1997, up $0.40 million or 7.11% over the $5.62 million reported for the same period in 1996. This increase in net interest income, after provision for loan losses, resulted from an increase in interest-bearing assets. In 1996 net interest income, after provision for loan losses increased 7.79% or $0.41 million from $5.21 million in 1995.

        Both the net interest margin and interest rate spread increased between 1995 and 1996 and. they both declined between 1996 and 1997. Interest expense as a percent of average earning assets increased from 3.86% in 1995 to 3.92% in 1996 and increased again in 1997 to 4.02%. Interest income as a percent of average earning assets, on the other hand, increased from 8.26% in 1995 to 8.50% in 1996 and declined slightly to 8.40% in 1997. The decreases in 1997 resulted from a decline in yield on each earning asset portfolio with an increase in interest cost on interest bearing liabilities.


        The net interest spread decreased to 3.54% in 1997 after increasing to 3.78% in 1996 from 3.49% in 1995 The net interest margin also decreased to 4.37% in 1997 from 4.51% in 1996 after increasing from 4.40% in 1995 The above ratios reflect management's attempt to grow the loan portfolio resulting in a lower yield while the cost of funding this growth increased.

         Provision for Loan Losses. There was no provision made in 1995 as a result of management's analysis of the allowance for loan losses which found that the balance was sufficient to cover anticipated losses. In 1996, in anticipation of growth in the loan portfolio, a provision of $120,000 was made to the allowance for loan losses. Management continued to make provisions in 1997, adding an additional $220,000 in provisions.

         Non-Interest Income. Non-interest income increased $230,568 in 1997 due to the introduction of fees on noncustomer atm transactions, an increase in fees on deposit accounts and several non recurring income items.

         Non-Interest Expense. In 1997, non-interest expenses increased $367,133 or 8.58% over 1996. This increase was larger than the increase in 1996 of $61,533.

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

                 Table 1 - Selected Consolidated Financial Data


                                                      Years Ended December 31,
                                      1997         1996         1995         1994         1993
                                         (in thousands, except ratios and per share amounts)
Income Statement Data:
   Interest income                   $11,974       $10,833       $9,943       $8,441       $8,340
   Interest expense                    5,738         5,097        4,733        3,605        3,428
   Net interest income                 6,236         5,736        5,210        4,836        4,912
   Provision for loan losses             220           120            0            0          240

Net interest income after
   provision for loan losses           6,016         5,616        5,210        4,836        4,672
   Noninterest income                    867           628          811          526          518
   Securities gains (losses)              11            20           (8)          73           92
   Noninterest expense                 4,646         4,279        4,217        4,053        3,357

   Income before income taxes          2,247         1,985        1,796        1,382        1,925
   Income taxes                          636           531          481          341          551

   Net income                         $1,611        $1,454       $1,315       $1,041       $1,374

Per Share Data:
   Net income, basic and diluted       $2.08         $1.88        $1.70        $1.35        $1.79
   Cash dividends                        .82          0.70         0.60         0.52         0.48
   Book value at period end            20.81         19.16        18.02        15.74        15.98

Balance Sheet Data:
   Assets                           $164,589      $141,329     $132,321     $122,008     $109,701
   Loans, net of unearned income     112,494        98,421       85,986       76,829       62,274
   Securities                         41,699        33,742       36,619       38,441       39,346
   Deposits                          139,762       123,984      115,906      106,129       96,758
   Stockholders' equity               16,182        14,837       13,908       12,135       12,297
   Average shares outstanding            776           773          771          771          768

Performance Ratios:
   Return on average assets             1.07%        1.06%        1.03%         0.91%        1.28%
   Return on average equity            10.41%       10.36%       10.28%         8.66%       11.94%
   Dividend payout                     39.71%       37.19%       35.19%        38.50%       26.66%

Capital and Liquidity Ratios
   Leverage                             9.99%       10.43%       10.70%        11.19%       11.42%
   Risk-based capital ratios:
      Tier 1 capital                   14.20%       15.58%       16.46%        17.89%       20.70%
      Total capital                    15.19%       16.60%       17.53%        19.27%       21.95%

         Table 2 Average Balances, Income and Expense, Yields and Rates

                                                       Twelve Months Ended December 31,
                                                        1997                      1996
                                                   Annual                             Annual
                                      Average      Income/     Yield/     Average     Income/      Yield/
                                      Balance      Expense     Rate       Balance     Expense      Rate
ASSETS
Balances at correspondent banks
  - interest bearing                   $188,336      $27,828    14.78%     $174,458     $24,626    14.12%
Securities:
    Taxable                          29,820,396    1,890,375     6.34%   26,455,493   1,640,495     6.20%
    Tax-exempt (1)                    6,364,538      540,538     8.49%    6,635,704     580,583     8.75%
                                   ------------   ----------            -----------  ----------
        Total Securities             36,184,934    2,430,913     6.72%   33,091,197   2,221,078     6.71%
Loans (net of earned income): (2)
    Taxable                         104,602,121    9,608,529     9.19%   94,213,894   8,641,278     9.17%
    Tax-exempt (1)                      233,177       27,171    11.65%      647,870      68,764    10.61%
                                 -------------- ------------           ------------ -----------
        Total Loans                 104,835,298    9,635,700     9.19%   94,861,764   8,710,042     9.18%
Federal funds sold and repurchase
    agreements                        1,359,677       72,338     5.32%    1,845,432      98,316     5.33%
    Total earning assets            142,568,245   12,166,779     8.53%  129,972,851  11,054,062     8.50%
Less: allowance for Loan Losses      (1,037,732)                           (949,853)
Total nonearning assets               9,356,074                           8,225,868
                                ---------------                       -------------
    Total Assets                   $150,886,587                        $137,248,866
                                   ============                       =============

LIABILITIES AND SHAREHOLDER EQUITY
Interest bearing deposits:
    Checking                         $9,319,003     $207,523     2.23%   $9,949,675    $218,001     2.19%
    Money market savings              7,467,943      252,551     3.38%    7,533,802     254,996     3.38%
    Regular savings                  43,739,949    2,171,628     4.96%   32,582,668   1,515,184     4.65%
    Certificates of deposit:
        Less than $100,000           43,408,723    2,304,884     5.31%   45,093,776   2,398,451     5.32%
        $100,000 and more            12,334,619      677,710     5.49%   11,182,450     609,303     5.45%
                                     ----------      -------             ----------     -------
Total interest bearing deposits     116,270,237    5,614,296     4.83%  106,342,371   4,995,935     4.70%
Fed funds purchased                     276,025       19,612     7.11%       44,396       2,799     6.30%
FHLB borrowings                       1,685,539      104,182     6.18%    1,495,687      98,241     6.57%
                                  -------------      -------           ------------ -----------
Total interest bearing liabilities  118,231,801    5,738,090     4.85%  107,882,453   5,096,975     4.72%
                                                   ---------                          ---------
Noninterest bearing liabilities
    Demand deposits                  16,260,497                          14,323,879
    Other liabilities                   916,236                             992,066
                                  -------------                       -------------
Total liabilities                   135,408,534                         123,198,399
Stockholders' equity                 15,478,053                          14,050,467
                                   ------------                        ------------
Total liabilities and
    stockholders' equity           $150,886,587                        $137,248,866
                                   ============                       =============
Net Interest income                               $6,428,689                         $5,957,087
                                                  ==========                         ==========
Interest rate spread                                             3.68%                              3.78%
Interest expense as a percent of average
    earning assets                                               4.02%                              3.92%
Net interest margin                                              4.51%                              4.58%


(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1997 and 1996.
(2) Loans placed on a nonaccrual status are reflected in the balances.


                       Table 3 - Volume and Rate analysis


                                                   1997                               1996
                                                       Change in                               Change in
                                Volume         Rate      Income/       Volume         Rate       Income/
                                Effect       Effect     Expense        Effect       Effect       Expense
Earning Assets:
   Due From Banks              $ 2,017      $ 1,185      $ 3,202     $ (2,590)    $ 14,572      $ 11,982
   Taxable Securities          212,206       37,674      249,880     (550,420)     171,482      (378,938)
   Tax-Exempt Securities       (23,186)     (16,859)     (40,045)     168,140      (26,783)      141,357
   Taxable Loans               948,490       18,761      967,251    1,240,139     (110,081)    1,129,058
   Tax-Exempt Loans            (49,114)       7,521      (41,593)     (10,971)         985        (9,986)
   Federal Funds Sold and
     Repurchase Agreements     (25,794)        (184)     (25,978)      45,639       (4,037)       41,602
                               --------    ---------     --------   ----------     --------     ---------

Total Earning Assets       $ 1,064,619     $ 48,098  $ 1,112,717      889,937      $ 45,158     $ 935,075
                           -----------     --------  ------------   ----------     --------     ---------

Interest Bearing Liabilities:
   Interest Checking         $ (14,719)     $ 4,241    $ (10,478)     $27,495     $(33,194)      $(5,699)
   Savings Deposits-
         Regular               549,469      106,975      656,444       (4,434)      (7,456)      (11,890)
         Money Market           (2,445)           0       (2,445)     426,222       (9,278)       416,944
   CD's and Other Time Deposits
       $100,000 and More        63,858        4,549       68,407     (124,371)      28,563       (95,808)
       Less Than $100,000      (89,086)      (4,481)     (93,567)     105,947      (10,737)       95,210
                               --------      -------     --------   ----------     --------     --------
Total Interest-
        Bearing Deposits     $ 507,077    $ 111,284    $ 618,361    $ 430,859    $ (32,102)    $ 398,757

Fed Funds Purchased             16,409          404       16,813     (127,081)        (341)     (127,422)
FHLB Borrowings                 11,160       (5,219)       5,941       92,828          276        93,104
                              --------       -------    ---------   ----------    ---------     ---------

Total Interest-
       Bearing Liabilities   $ 534,646    $ 106,469    $ 641,115    $ 396,606    $ (32,167)    $ 364,439
                             ---------    ---------    ---------    ---------    ----------    ---------
Change in
       Net Interest Income   $ 529,973    $ (58,371)   $ 471,602    $ 493,331     $ 71,305     $ 570,636
                             =========    ==========   =========    =========     ========     =========


Financial Condition
         General. Management's plan to aggressively increase the size of the loan portfolio continued in 1997. Loans, net of unearned discounts and allowance for loan losses, increased $14.1 million or 14.3% from $98.4 million in 1996 to $112.5 million in 1997. This growth in loans was reflected in a 16.46% increase in assets during the year. Assets began the year at $141.3 million and grew $23.3 million to $164.6 million by year end.
         Loans. The Bank is an active lender with a loan portfolio which includes commercial and residential mortgages, commercial loans, consumer loans, both installment and credit card, real estate construction loans and home equity loans. The Bank's lending activity is concentrated on individuals and small to medium sized businesses in its primary trade area of the Virginia counties of Shenandoah, Warren, Frederick and the City of Winchester. As a provider of community oriented financial services, the Bank does not attempt to geographically diversify its loan portfolio by undertaking significant lending activity outside its primary trade area.

         The Bank's loan portfolio is summarized in table 4 for the periods indicated.

                            Table 4 - Loan Portfolio

Loans at December 31, 1997 and 1996 are summarized as follows

                                                       1997              1996
                                                       ----              ----
                                                             (thousands)

Commercial, Financial, and Agricultural               $20,223           $14,318
Real Estate Construction                                3,583             2,127
Real Estate-Mortgage:
   Residential (1-4 Family)                            45,133            43,615
   Non-Farm. Non-Residential                           17,126            16,959
   Secured by Farmland                                    947               993
Consumer                                               26,574            21,397
All Other Loans                                           461             1,075
                                                  -----------       -----------

         Total Loans                                 $114,047          $100,484
         Less Unearned Income                             441             1,089
                                                 ------------       -----------

         Loans-Net of Unearned Income                $113,606           $99,395
                                                     ========           =======

         As shown in Table 4 above the total amount of commercial, financial and agricultural loans increased $5.9 million in 1997. Residential real estate mortgage loans increased $1.5 million in 1997 after increasing $1.4 million in 1996. Non-farm, non residential mortgage loans also increased in 1997 by $0.2 million and in 1996 by $3.4 million. The growth in the consumer loan area continued in 1997 with an increase of $5.2 million which was more than the increase of $1.1 million in 1996.

         There were no category of loans that exceeded 10% of outstanding loans at December 31, 1997 which were not disclosed in Table 4.

                Table 5  Remaining Maturities of Selected Loans

                                              At December 31, 1997
                                  Commercial
                                  Financial, and                 Real Estate
                                  Agricultural                   Construction
                                             (Dollars in Thousands)

Within 1 Year:                        $ 6,233                        $ 3,583
                                      -------                        -------
Variable Rate:
   1 to 5 Years                         $ 955                        $   - -
   After 5 Years                           68                            - -
                                   ----------                      ---------
Total                                 $ 1,023                        $   - -
                                      -------                        -------

Fixed Rate:
   1 to 5 Years                      $ 11,374                        $   - -
   After 5 Years                        1,593                            - -
                                    ---------                        -------
Total                                $ 12,967                        $   - -
                                     --------                        -------

Total Maturities                     $ 20,223                        $ 3,583
                                     ========                        =======

         Asset Quality. The Allowance for Loan Losses ("ALL") balance at December 31, 1997 was $1,112,318, representing 0.975% of total loans and 118% of non-performing assets. At December 31, 1996, these amounts were 0.98% and 115%. These amounts were 1.04% and 97.5% at December 31, 1995.
         Total losses charged against the ALL in 1997 were $97,008 compared to $62,825 in 1996, and $289,687 in 1995. The losses in 1995 were due to a $200,000 charge off resulting from the Bank's receiving real estate by deed in lieu of foreclosure. Recoveries, consisting of the recovery of principal on loans previously charged against the allowance, totaled $14,914 in 1997, $ 16,425 in 1996, and $35,395 in 1995.
         Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover any projected losses within the total loan portfolio.

         Allowance for Loan Losses. Changes in the allowance for loan and lease losses are detailed in Table 6.

                      Table 6 - Allowance For Loan Losses
                           (in thousands of dollars)


                                                           At December 31,
                                                       1997             1996

Balance, Beginning of Period                            $974             $ 901
  Loans Charged-Off
     Commercial, Financial and Agricultural                5                 8
     Real Estate-Construction                             --                --
     Real Estate-Mortgage
       Residential (1-4 Family)                           --                11
       Non-Farm, Non Residential                          --                --
       Secured by Farmland                                --                --
     Consumer                                             92                44
     All Other Loans                                      --                --
                                                      ------            ------

       Total Loans Charged Off                            97                63
                                                      ------            ------

  Recoveries
     Commercial, Financial and Agricultural                2                 1
     Real Estate-Construction                             --                --
     Real Estate-Mortgage
       Residential (1-4 Family)                            1                11
       Non-Farm, Non-Residential                          --                --
       Secured by Farmland                                --                --
     Consumer                                             12                40
     All Other Loans                                      --                --
                                                      ------            ------

       Total Recoveries                                   15                16
                                                      ------            ------

   Net Charge-Offs (Recoveries)                           82                47
   Provision For Loan Losses                             220               120
                                                      ------            ------

Balance, End of Period                                $1,112              $974
                                                      ======              ====

Ratio of net charge-offs (recoveries) during the period
to average loans outstanding during the period          0.08%             0.05%


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


         Table 7 Allocation of Allowance For Loan Losses

                                                 1997                              1996
                                                 ----                              ----
                                                          Percent of                    Percent of
                                                          Loans in Each                 Loans in Each
                                                          Category to                   Category to
                                          Allowance       Total Loans      Allowance    Total Loans
                                          ---------       -----------      ---------    ------------
                                                             (Dollars in Thousands)
Commercial, Financial
 And Agricultural                            $401            17.73%           $417         14.25%
Real Estate-Construction                       --             3.14%              5          2.12%
Real Estate-Mortgage                          390            55.43%            177         61.27%
Consumer                                      309            23.30%            302         21.29%
All Other                                      12             0.40%             33          1.07%
Unallocated                                    --                --             40             --
                                          -------           -------          -----        -------

                                          $ 1,112           100.00%          $ 974        100.00%
                                          =======           =======          =====        =======


         Non-Performing Assets. Management classifies as non-performing both those loans on which payment has been delinquent 90 days or more and for which there is a risk of loss to either principal or interest, and Other Real Estate Owned. Other Real Estate Owned represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Other Real Estate Owned is booked at the lower of cost or market less estimated selling costs, and is actively marketed by the Bank through brokerage channels.
         Non-accrual loans totaled $23,642 at year end, representing 0.021% of the net loan portfolio. These numbers increased from the 1996 balance of $12,827 or 0.013% of the net loan portfolio. The Bank has allocated a portion of the Allowance for Loan Losses to cover anticipated losses from these loans and is included in Table 7 above.
         When a loan is placed on non-accrual status there are several negative implications as a result. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses which necessitate additional provisions for credit losses charged against earnings. For the fiscal year 1997 interest income not recognized on non-accrual loans amounted to $3,490

                         Table 8 Non-Performing Assets

                                                               At December 31,
                                                        1997                1996
                                                        ----                ----
                                                         (Dollars in Thousands)

Nonaccrual Loans                                         $ 23               $ 13
Restructured Loans                                         37                 32
Foreclosed Property                                       919                804
                                                      -------            -------
Total Nonperforming Assets                              $ 979              $ 849
                                                        =====              =====

Loans Past Due 90 Days Accruing Interest                 $717               $418

Allowance for Loan Losses to Period End Loans           0.98%              0.98%

Nonperforming Assets to Period End Loans                0.86%              0.84%
  and foreclosed Properties

Net Charge-Offs (Recoveries) to Average Loans           0.08%              0.05%


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

                          Table 9 Securities Portfolio

                                                        Years Ended December 31
                                                        (Dollars in Thousands)
                                                        1997              1996
                                                        ----              ----
Book Value:
Securities Held to Maturity
    U.S. Government Securities                          $1,662            $3,033
    States and Political Subdivisions                        0                 0
                                                        ------            ------
       Total Securities Held to Maturity                $1,662            $3,033
                                                        ======            ======
Securities Available for Sale
    U.S. Government Securities                         $32,162           $23,089
    States and Political Subdivisions                    6,785             6,559
    Other Securities                                     1,090             1,061
                                                       -------           -------
       Total Securities Available for Sale             $40,037           $30,709
                                                       =======           =======

       Total Securities                                $41,699           $33,742
                                                       =======           =======

          Amount and Average Yield of Securities at December 31, 1997

                                                                               Over Ten Years
                                          One Year or  One to Five  Five to Ten  And Equity
                                             Less         Years        Years      Securities     Total
Held to Maturity Securities
U.S. Government Securities
   Amortized Cost                                 0          497        1,165          0         1,662
   Market Value                                   0          497        1,165          0         1,662
   Weighted Ave. Yield                         0.00%        5.29%        5.11%      0.00%


Available for Sale Securities
U.S. Government Securities
   Amortized Cost                             1,000       14,749       12,939      3,273        31,961
   Market Value                               1,001       14,879       12,979      3,303        32,162
   Weighted Ave. Yield                         5.75%        6.58%        6.33%      6.64%

State and Political Subdivisions
   Amortized Cost                               370          623        2,088      3,397         6,478
   Market Value                                 376          642        2,199      3,568         6,785
   Weighted Ave. Yield (1)                     9.23%        9.21%        7.25%      7.57%

Other Securities
   Amortized Cost                                 0            0            0      1,090         1,090
   Market Value                                   0            0            0      1,090         1,090
   Weighted Ave. Yield                         0.00%        0.00%        0.00%      5.07%

Total Portfolio
   Amortized Cost                             1,370       15,868       16,193      7,760        41,191
   Market Value                               1,377       16,017       16,343      7,961        41,699
   Weighted Ave. Yield (1)                     6.69%        6.64%        6.36%      6.82%


(1) Yields on tax exempt securities have been computed on a tax-equivalent basis.

         As of December 31, 1997, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios.

         Deposits. The Bank has made an effort in recent years to increase core deposits and reduce costs of funds. Deposits provide funding for the Company's investments in loans and securities, and the interest paid for deposits must be managed carefully to control the level of interest expense.
         Deposits at December 31, 1997 were $139.8 million, an increase of $15.7 million or 12.63% from $124.1 million at December 31, 1996. This increase was concentrated in Savings Accounts which increased $15.3 million and was caused by growth in floating rate money market savings account during the year. Large local government deposits on which rates were set by competitive bid caused an increase in Certificates of Deposit with balances equal to or in excess of $100 thousand.
         The following tables are a summary of average deposits and average rates paid.

                    Table 10 Average Deposits and Rates Paid

                                                                 December 31,
                                                        1997                      1996

                                                            (Dollars in Thousands)
                                              Amount        Rate             Amount        Rate
Noninterest Bearing Deposits                 $16,053           --           $14,324            --

Interest Bearing Deposits
    Interest Checking                         $9,319        2.23%            $9,950         2.19%
    Money-Market                               7,468        3.38%             7,534         3.38%
    Regular Savings                           43,740        4.96%            32,583         4.65%
    Time Deposits
       Less than $100,000                     43,409        5.31%            45,094         5.32%
       $100,000 and more                      12,334        5.49%            11,182         5.45%

Total Interest Bearing                      $116,270        4.83%          $106,343         4.70%

       Total                                $132,530                       $120,667

                     Maturities of CD's of $100,000 and More

                                    Within     Three to     Six to     Over
                                    Three      Six          Twelve     One
                                    Months     Months       Months     Year       Total

At December 31, 1997                 $6,039        $993      $1,262   $3,949     $12,243


         Liquidity. Liquidity represents an institutions ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.
Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in Treasury securities, and loans maturing within one year. As a result of the Bank's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity sufficient to satisfy its depositors' requirements and to meet its customers' credit needs.
         At December 31, 1997, cash, interest bearing and non-interest bearing deposits with banks, federal funds sold, investments in Treasury securities, and loans maturing within one year were $39.6 million. As of December 31, 1997, approximately 33.095% or $37.7 million of the loan portfolio would mature or reprice within a one year period.
         Non-deposit sources of funds in use at December 31, 1997 consisted of two Federal Home Loan Bank advances and federal funds purchased. Both Federal
Home Loan Bank advances were draws by the Bank against its line at the Federal
Home Loan Bank of Atlanta with one having an original balance of $1.5 million bearing interest at 6.25% with a maturity of December 12, 2005, and the other having an original balance of $5 million bearing interest of 5.58% with an ultimate maturity of December 16, 2002. Security for both advances consists of qualifying real estate loans and Federal Home Loan Bank Stock. These advances were used to fund growth in the loan portfolio.

         Capital Resources. The adequacy of the Company's capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of the Company's asset and liability levels and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.
         The Board of Governors of the Federal Reserve System has adopted capital quidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of risk-weighted assets to total capital of 15.19% at December 31, 1997 and a ratio of risk-weighted assets to Tier 1 capital of 14.20%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

         Table 11 Analysis of Capital

                                                    Year End December 31,
                                                  1997                1996
                                                   (Dollars in Thousands)
Tier 1 Capital
    Common Stock                                 $3,888              $3,872
    Surplus                                       1,187               1,133
    Retained Earnings                            10,772               9,801
    Total Tier 1 Capital                        $15,847             $14,806
Tier 2 Capital:
    Allowance for Loan Losses (1)                 1,112                 974
    Total Risk Based Capital                    $16,959             $15,780
Risk-Weighted Assets                           $111,572             $95,050
Capital Ratios:
    Tier 1 Risk-Based Capital Ratio                14.2%               15.6%
    Total Risk-Based Capital Ratio                 15.2%               16.6%

    Tier 1 Capital to Average Total Assets         10.0%               10.4%
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

         FASB Statement No. 127, "Deferral of the Effective Date of Certain
Provisions of FASB Statement No. 125", defers for one year the effective date
(a) paragraph 15 of Statement 125 and (b) for repurchase agreement, dollar-roll, securities lending, or similar transactions, of paragraph 9-12 of Statement 125.

         During June 1997, the FASB issued FASB No. 130, "Reporting
Comprehensive Income." This pronouncement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. FASB
No. 130 is effective for financial statements beginning after December 15, 1997.

         Additionaly during June of 1997, the FASB issued FASB No. 131,
"Disclosures about Segments of an Enterprise and Related Information." FASB No.
131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for financial statements for periods beginning after December 31, 1997.

         The effects of these Statements on the Company's consolidated financial statements are not expected to be material.


Item 8. Financial Statements and Supplementary Data

         Pursuant to General Instruction G(2), information required by this Item is incorporated by reference from pages 6 to 21 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997.

Item 9.  Change in and Disagreements with Accountants on Accounting and
         Financial Disclosure

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Pursuant to General Instruction G(3), the information called for this
Item is incorporated herein by reference from pages 2, 3, 5 and 6 of the Company's proxy statement dated February 27, 1998, for the Company's Annual
Meeting of Shareholders held April 7, 1998.

Item 11. Executive Compensation

         Pursuant to General Instruction G(3), the information called for this
Item is incorporated herein by reference from pages 6 and 7 of the Company's proxy statement dated February 27, 1998 for the Company's Annual Meeting of Shareholders held April 7, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Pursuant to General Instruction G(3), the information called for this
Item is incorporated herein by reference from pages 4 and 5 of the Company's proxy statement dated February 27, 1998, for the Company's Annual Meeting of Shareholders held April 7, 1998.





Item 13. Certain Relationships and Related Transactions

         Pursuant to General Instruction G(3), the information called for this
Item is incorporated herein by reference from page 7 of the Company's proxy statement dated February 27, 1998, for the Company's Annual Meeting of
Shareholders held April 7, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statement, Schedules and Reports on Form 8-K

(a) The following documents required in Part II, Item 8, are incorporated by reference to pages 6 through 21 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997:


  1.  Financial Statements                                                Page
      Report of Independent Certified Public Accountants                    6
      First National Corporation and Subsidiaries:
      Consolidated Balance Sheets at December 31, 1997 and 1996             7
      Consolidated Statements of Income for years ended
      December 31, 1997, 1996 and 1995                                      8
      Consolidated Statements of Cash Flows for the years
      ended December 31, 1997, 1996 and 1995                            9 and 10
      Consolidated Statements of Changes in Stockholders'
      Equity for years ended December 31, 1997, 1996 and 1995              11
      Notes to Financial Statements                                      12 - 21

  2.  Financial Statement schedules

         All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

  3.  Exhibits

The following documents are attached hereto or incorporated herein by reference as Exhibits:

  3.1   Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Registrant's form 10 filed with the SEC on May 2, 1994).
  3.2   Bylaws (incorporated herein by reference to Exhibit 3 to the
        Registrant's Form 10 filed with the SEC on May 2, 1994).
  4.1   Specimen of Registrant's Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Registrant's Form 10 filed with SEC on
        May 2, 1994).
  13.1  Registrant's Annual Report to Shareholders for the year ended December
        31, 1997.
  21.1  Subsidiaries of the Registrant (incorporated herein by reference to
        Exhibit 1 to the Registrant's Form 10 filed with SEC on May 2, 1994).
  27    Financial Data Schedule

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended December 31, 1997.

         With the exception of the information herein expressly incorporated by reference, the 1997 Annual Report to Shareholders and the 1997 Proxy Statement of the Registrant are not to be deemed filed as part of this Annual Report on Form 10-K.





                                   Signatures
         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                           First National Corporation
                           Strasburg, Virginia


                                         by      /S/ Ronald F. Miller
                                                --------------------------------
                                                     Ronald F. Miller, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                Title                              Date


  /S/ Ronald F. Miller              President and                 March 18, 1998
-------------------------------     Chief Executive Officer
  Ronald F. Miller                  Director


  /S/ Dana A. Froom                 Comptroller and Chief         March 18, 1998
-------------------------------     Accounting Officer
  Dana A. Froom


  /S/ Noel M. Borden                Chairman of the Board         March 18, 1998
-------------------------------     Director
  Noel M. Borden


  /S/ Douglas C. Arthur             Vice Chairman of the Board    March 18, 1998
--------------------------------    Director
  Douglas C. Arthur


  /S/ Dr. Byron A. Brill            Director                      March 18, 1998
--------------------------------    Director
  Dr. Byron A. Brill


  /S/ Elizabeth H. Cottrell         Director                      March 18, 1998
-------------------------------
  Elizabeth H. Cottrell


  /S/ Christopher E. French         Director                      March 18, 1998
-------------------------------
  Christopher E. French


  /S/ Charles E. Maddox, Jr.        Director                      March 18, 1998
-------------------------------
  Charles E. Maddox, Jr.


  /S/ W. Allen Nicholls             Director                      March 18, 1998
-------------------------------
  W. Allen Nicholls


  /S/ Henry L. Shirkey              Director                      March 18, 1998
-------------------------------
  Henry L. Shirkey



