Form 10-Q
period 1998-03-31
FIRST NATIONAL CORP /VA/
filed 1998-05-14
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                      NONE
             (Former name,former address and former fiscal year, if changed since last report.)

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

                      Class: Common stock, $5.00 par value
                    Outstanding as of April 30, 1998: 780,821

                           FIRST NATIONAL CORPORATION


                                      INDEX


Part 1.  Financial Information

     Item 1    Financial Statements                                                        Page No.

               Consolidated Statements of Income                                                3

               Consolidated Balance Sheets                                                      4

               Consolidated Statements of Cash Flows                                            5

               Consolidated Statements of  Changes in Stockholders' Equity                      6

               Notes to Consolidated Financial Statements                                       7

      Item 2.   Management's Discussion and Analysis of Results of Operations
               and Financial  Condition                                                        10

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     12

Part II.          Other Information

      Item 1      Legal Proceedings                                                            12

      Item 4.     Submission of Matters to a vote of Security Holders                          12

      Item 6.     Exhibits and Reports on Form 8-K                                             12

      Signature                                                                                14



                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)

                                                                           Three Months Ended
                                                           March 31, 1998                 March 31, 1997


Interest Income
Interest and Fees on Loans                                         $2,567                         $2,212
Interest on Federal Funds Sold                                          4                             13
Interest on Deposits in Banks                                           6                              8
Interest and Dividends on Investment Securities
Available for Sale
Taxable                                                               499                            360
Non Taxable                                                            89                             92
Held to Maturity
Taxable                                                                19                             42
Non Taxable                                                             0                              0
                                                             ------------                    -----------

Total Interest Income                                               3,183                          2,727

Interest Expense
Interest on Savings  Deposits and Interest
Bearing Demand Deposits                                               756                            549
Interest on Time Deposits of $100,000 or more                         162                            161
Interest on All Other Time Deposits                                   555                            576
Interest on Federal Funds Purchased                                    16                              3
Interest on Note Payable                                              116                             23
                                                                ---------                     ----------

Total Interest Expense                                              1,605                          1,312
                                                                 --------                        -------

Net Interest Income                                                 1,578                          1,415
                                                                 --------                        -------
   Provision for Loan Losses                                           69                             45
                                                               ----------                      ---------

     Net Interest Income After Provisions
        for Loan Losses                                             1,509                          1,370

Other Operating Income
Service Charges                                                       142                            120
Profits on Securities Available for Sale                               12                             10
Other Operating Income                                                124                            122
                                                                 --------                       --------

Total Operating Income                                                278                            252

Other Operating Expenses
Salaries and Employee Benefits                                        662                            582
Occupancy Expense                                                      65                             53
Equipment Expense                                                     123                            124
Other                                                                 401                            353
                                                                 --------                       --------

Total Operating Expenses                                            1,251                          1,112

Income Before Income taxes                                            536                            510

Income Taxes                                                          162                            149
                                                                ---------                      ---------

Net Income                                                           $374                           $361
                                                                =========                       ========

Per Share Data
Earnings Per Common Share,basic                                     $0.48                          $0.47
                                                                =========                       ========
Earnings Per Common Share,diluted                                   $0.48                          $0.47
                                                                =========                       ========
Cash Dividends                                                      0.215                          0.175
                                                                =========                      =========

The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                              March 31, 1998               December 31, 1997


               ASSETS
Cash and due from banks                                           $3,192                          $3,623
Federal Funds Sold                                                 3,463                               0
Investment Securities
     Available for Sale                                           44,114                          40,037
     Held to Maturity                                                987                           1,662
Loans Net of Unearned Discount                                   119,170                         113,606
     Less: Allowance for Loan Losses                               1,140                           1,112
                                                               ---------                       ---------
          Net Loans                                              118,030                         112,494

Bank Premises and Equipment                                        3,918                           3,934
Interest Receivable                                                1,003                           1,148
Other Real Estate                                                    969                             919
Other Assets                                                       1,173                             772
                                                                --------                         -------

     Total Assets                                               $176,849                        $164,589
                                                                ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Demand Deposits
          Non-Interest Bearing                                   $18,082                         $16,969
          Interest Bearing                                        15,781                          15,910
     Savings Deposits                                             53,256                          52,380
     Certificates of Deposit of $100,000 and over                 12,135                          12,243
     All Other Time Deposits                                      42,049                          42,260
                                                              ----------                      ----------

          Total Deposits                                        $141,303                        $139,762
                                                                --------                        --------

Federal Funds Purchased                                                0                           1,417
Federal Home Loan Bank Advance                                    17,756                           6,461
Accrued Expenses                                                   1,414                             766
                                                               ---------                       ---------

          Total Liabilities                                     $160,473                        $148,406
                                                                --------                        --------

Stockholders' Equity
     Common Stock, Par Value $5 per Share;
      Authorized 2,000,000 Shares
     777,547  Shares Issued and Outstanding                       $3,888                          $3,888
     Surplus                                                       1,187                           1,187
     Accumulated Other Comprehensive Income                          322                             335
     Undivided Profits                                            10,979                          10,772
                                                               ---------                       ---------

          Total Stockholders' Equity                             $16,376                         $16,182
                                                                 -------                         -------

          Total Liabilities and Stockholders' Equity            $176,849                        $164,589
                                                                ========                        ========

The Accompanying Notes Are An Integral Part of These Statements

                           FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                                                    THREE MONTHS ENDED
                                                                         March 31, 1998       March 31, 1997



CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                      $374                  $361
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                               118                   100
     Provision for loan losses                                                    69                    45
     Change in assets and liabilities:
         (Increase) in interest receivables                                      145                     1
         (Increase) in other assets                                             (402)                 (236)
         Increase in accrued expenses                                            647                   331
                                                                              ------                ------

Net Cash Provided by Operating Activities                                       $951                  $602
                                                                              ------                ------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities-available for sale                           $2,409                $3,277
Proceeds from maturities and principal payments on securities-available for sale5,826                  613
Purchases of securities-available for sale                                   (12,435)               (5,354)
Proceeds from maturities and principal payments on securities-held to maturity   673                   299
Purchases of bank premises and equipment                                         (80)                 (541)
Net (increase) in loans                                                       (5,564)               (1,268)
(Increase) in federal funds sold                                              (3,463)               (1,337)
                                                                              -------              -------

Net Cash (Used in) Investing Activities                                     ($12,634)              ($4,311)
                                                                            ---------              --------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits, NOW accounts,
     and savings accounts                                                      1,861                 6,721
Net increase (decrease) in certificates of deposit                              (320)                  773
Net increase (decrease) in long-term borrowings                               11,294                    (4)
Net proceeds from issuance of common stock                                         0                    13
Cash dividends paid                                                             (167)                 (136)
Net (decrease) in federal funds purchased                                     (1,416)                 (315)
                                                                              -------              --------

Net Cash Provided by Financing Activities                                    $11,252                $7,052
                                                                             -------              --------

         Increase (Decrease) in Cash and Cash Equivalents                       $431                $3,343

CASH AND CASH EQUIVALENTS:
Beginning                                                                      3,623                 3,511
                                                                            --------              --------

Ending                                                                        $3,192                $6,854
                                                                              ======                ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
     Interest                                                                   $308                  $315
                                                                             =======               =======

     Income Taxes                                                                 $0                    $0
                                                                            ========                ======

The Accompanying Notes Are An Integral Part of These Statements

                           FIRST NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (IN THOUSANDS OF DOLLARS)
                   Three Months Ended March 31, 1998 and 1997

                                                                 Accumulated
                                                                    Other
                                        Common       Capital    Comprenensive    Retained   Comprehensive
                                         Stock       Surplus       Income        Earnings      Income        Total

Balances , December 31, 1996               $3,872       $1,133          $31      $9,801                    $14,837

Comprehensive income:
    Net income                                                                      362         362            362
Other comprehensive income
    net of tax:
    Unrealized loss on securities
      available for sale                                                                        (90)           (90)
    Reclassification adjustment                                                                  10             10
                                                                                             ------

Other comprehensive income,net of tax                                   (80)                    (80)
                                                                                             -------


Total  comprehensive income                                                                     282

Issuance of authorized common stock
      dividend reinvestment plan               $3          $10                                                  13

Cash dividends declared                                                            (136)                      (136)
                                     ------------  -----------  -----------     --------                   --------

Balances, March 31, 1997                   $3,875       $1,143         ($49)    $10,027                    $14,996
                                           ======       ======         =====    =======                    =======


Balances, December 31, 1997                 3,888       $1,187         $335     $10,772                    $16,182

Comprehensive income:
    Net Income                                                                      374         374            374
Other comprehensive income,
    net of tax:
Unrealized loss on securities
     available for sale                                                                         (25)           (25)
Reclassification adjustment
for gains realized in net income                                                                 12             12
                                                                                             ------

Total comprehensive income, net of tax                                  (13)                    (13)
                                                                                             -------

Total comprehensive income                                                                      361

Cash dividends declared                                                            (167)                      (167)
                                     ------------   ----------  -----------     --------                  ---------

Balances, March 31, 1998                   $3,888       $1,187         $322     $10,979                    $16,376
                                           ======       ======         ====     =======                    =======


The Accompanying Notes Are An Integral Part of These Statements

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Interim Financial Statements

          The accompanying consolidated financial statements of First National Corporation and its subsidiaries have not been audited by independent accountants, except for the balance sheet at December 31, 1997. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 1998 and 1997, the company's financial position at March 31, 1998 and December 31, 1997, and the cash flows for the three month periods ended March 31, 1998 and 1997. These adjustments are of a normal recurring nature.

Note 2.   Securities as of March 31, 1998 and December 31, 1997 are summarized below:

                                                                                        (000 Omitted)

                                                       March 31, 1998                    December 31, 1997
                                                       --------------                    -----------------
                                                                 Unrealized                            Unrealized
                                        Book        Market        Gain (Loss)      Book     Market     Gain (Loss)
Securities Available For Sale
     U. S. Treasury Securities               $0           $0            $0           $0          $0          $0
U. S. Agency Securities                  35,664       35,851          $187       31,961      32,162        $201
     Obligation of State and Political
         Subdivisions                     6,720        7,021          $301        6,478       6,785        $307
     Other Securities                     1,242        1,242            $0        1,090       1,090          $0
                                      ---------    ---------        ------    --------- -----------      ------
Total Securities Available for Sale     $43,626      $44,114          $488      $39,529     $40,037        $508


Securities Held to Maturity
     U. S. Treasury Securities               $0           $0            $0           $0          $0          $0
     U. S. Agency Securities                987          989            $2        1,662       1,662          $0
     Obligation of State and Political
         Subdivisions                         0            0            $0            0           0          $0
     Other Securities                         0            0            $0            0           0          $0
                                     ----------   ----------        ------   ----------  ----------        ----
Total Securities Held to Maturity          $987         $989            $2       $1,662      $1,662          $0

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                          (000 Omitted)

                                                           March 31, 1998            December 31, 1997


     Real estate loans:
       Construction and land development                          $5,365                    $3,583
       Secured by farm land                                          822                       947
       Secured by 1-4 family residential                          45,393                    45,133
       Other real estate loans                                    18,293                    17,126
     Loans to farmers (except those secured by real estate)          637                       647
     Commercial and industrial loans
             (except those secured by real estate)                21,196                    19,576
     Loans to individuals for personal expenditures               27,323                    26,574
     All other loans                                                 470                       461
                                                               ---------              ------------
              Total loans                                       $119,499                  $114,047
     Less unearned income reflected in loans                         329                       441
                                                               ---------              ------------
               Loans, net of unearned income                    $119,170                  $113,606
                                                                ========                  ========

     The Bank had loans in a Nonaccrual category of $23,642 on December 31, 1997 and $ 37,000 on March 31, 1998.

Note 4.   Allowance for Loan Losses

            Analysis of the Allowance for Loan Losses
                                                                           For the Three Months Ended
                                                                                              (000 Omitted)

                                                                     March 31, 1998          March 31, 1997
     Balance at Beginning of Period                                         $1,112                  $974

     Charge-Offs                                                                44                    11

     Recoveries                                                                  2                     4
                                                                           -------               -------

     Net Charge-Offs                                                            42                     7

     Provision for Loan Losses                                                  69                    45
                                                                           -------              --------

     Balance at End of Period                                               $1,140                $1,012
                                                                          ========                ======

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

     The effects of this Statement on the Company's consolidated financial statements is not expected to be material.

                           FIRST NATIONAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Net income for the quarter was $374 thousand compared to $361 thousand in the first quarter of 1997. This represents an increase of 3.6% which is attributable to an increase in net interest income during the first quarter of 1998. Interest and fees on loans, the largest component of interest income, increased $355 thousand during the period, while interest on deposits, the largest component of interest expense, increased $187 thousand resulting in an increase in net interest income of $163 thousand. Management increased the provision to the allowance for loan losses by $24 thousand as a result of growth in the loan portfolio. Total other noninterest expenses increased $139 thousand, slightly faster than total other noninterest income which increased $26 thousand.

Yields, Rates and Net Interest Margin

     Interest rates on loans have remained relatively stable during 1997 and in comparison with the first quarter of 1997, the yield on the loan portfolio declined from 8.90% in 1997 to 8.88% in 1998. At the same time the cost of interest bearing deposits increased from 4.66% in the first quarter of 1997 to 4.84% in the same period of 1998. While the yield on earning assets declined 3 basis points from 8.26% in 1997 to 8.23% in 1998, the cost of interest bearing liabilities increased 21 basis points from 4.69% in 1997 to 4.90% in 1998. This resulted in a decrease in the bank's interest rate spread from 3.57% in 1997 to 3.33% in 1998. Interest expense as a percentage of average earning assets increased from 3.90% in 1997 to 4.09% in 1998. The bank's net interest margin decreased from 4.36% in 1997 to 4.14% in 1998.

Future Operations

     At the end of March, Ronald F. Miller resigned as President of First National Corporation and First Bank. Mr. Miller left the company to pursue other business opportunities and his leadership will be missed.
     During January, First Bank opened a loan production office in down town Winchester to house a commercial lending operation. Since Winchester has the largest concentration of business in the bank's trade area, this was seen as an important step to increase the commercial loan portfolio and to service our growing customer base in the Winchester-Frederick County market.
     Two new ATM's will be added to the First Bank ATM network during May. The drive-up ATM at the Ward's Plaza branch will become operational and an in store ATM will be installed at the Apple Mountain Store in Linden. These locations will expand the 24 hour banking services provided by the bank to its customers.


                           FIRST NATIONAL CORPORATION
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                                    Three Months Ended March 31,
                                                              1998                              1997

                                                              Annual                           Annual
                                                Average       Income/    Yield/     Average    Income/   Yield/
                                                Balance       Expense    Rate(3)    Balance    Expense   Rate(3)

ASSETS
Balances at correspondent banks
  - interest bearing                              $398,561    $5,910      5.93%      $213,486    $8,085   15.15%

Securities:
    Taxable                                     33,724,641    517,507     6.14%    27,219,206   402,547    5.92%
        Tax-exempt (1)                           6,521,469    135,056     8.28%     6,455,389   139,921    8.67%
                                               -----------    -------     -----   -----------   -------    -----
        Total Securities                        40,246,110    652,563     6.49%    33,674,595   542,468    6.44%

Loans (net of earned income): (2)
    Taxable                                    115,556,924  2,563,362     8.87%    99,224,688 2,205,872    8.89%
    Tax-exempt (1)                                 173,423      5,097    11.76%       342,520      9,414  10.99%
                                             ------------------------    ------  -----------------------  ------
        Total Loans                            115,730,347  2,568,459     8.88%    99,567,208 2,215,987    8.90%
Fed funds sold and repurchase
    agreements                                     749,889      4,147     2.21%     1,063,589     12,614   4.74%
                                              -----------------------     ----- ------------------------   -----
    Total earning assets                       157,124,907  3,231,079     8.23%   134,518,878 2,778,453    8.26%
Less: allowance for Loan Losses                 (1,133,756)                          (990,478)
Total nonearning assets                          9,584,889                          8,971,154
                                              ------------                     --------------
    Total Assets                              $165,576,040                       $142,499,554
                                              ============                       ============

LIABILITIES AND SHAREHOLDER EQUITY
    Interest bearing deposits:
    Checking                                    $9,304,571    $51,615     2.22%    $9,331,681   $51,293    2.20%
    Money market savings                         6,246,306     52,527     3.36%     6,848,577    56,683    3.31%
    Regular savings                             52,092,289    652,669     5.01%    38,013,418   440,728    4.64%
    Certificates of deposit:
        Less than $100,000                      42,254,673    554,617     5.25%    43,986,481   576,754    5.24%
        $100,000 and more                       11,874,652    162,273     5.47%    12,125,661   160,758    5.30%
                                                ----------    -------     ----- -----------------------    -----
Total interest bearing deposits                121,772,491  1,473,701     4.84%   110,305,818 1,286,216    4.66%

Fed funds purchased                              1,071,367     15,760     5.88%       214,422     3,196    5.96%
Long term borrowings                             8,154,929    115,817     5.68%     1,479,729    22,789    6.16%
                                                 ---------    -------     -----------------------------    -----
Total interest bearing liabilities             130,998,787  1,605,278     4.90%   111,999,969 1,312,201    4.69%

Noninterest bearing liabilities
    Demand deposits                             16,330,343                         14,707,286
    Other liabilities                            1,967,707                          1,070,256
                                             -------------                    ---------------
Total liabilities                              149,296,837                        127,777,511
Stockholders' equity                            16,279,203                         14,722,043
                                             -------------                     --------------
Total liabilities and stockholders' equity    $165,576,040                       $142,499,554
                                              ============                       ============

Net Interest income                                         1,625,801                         1,466,252
                                                            =========                         =========
Interest rate spread                                                      3.33%                            3.57%
Interest expense as a percent of average
    earning assets                                                        4.09%                            3.90%
Net interest margin                                                       4.14%                            4.36%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1997 and 1998.
(2) Loans  placed on a nonaccrual  status are  reflected  in the  balances.
(3) Annualized

                           First National Corporation

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

                Not Applicable

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         As of March 31, 1998 neither the Corporation nor the Bank was a party to any legal proceedings.

Item 2.  Not Applicable

Item 3.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         First National Corporation's annual meeting of shareholders was held on Tuesday, April 7, 1998 in Warren County, Virginia. Information relating to the solicitation of proxies required by this item is incorporated by reference from the Corporation's proxy statement dated February 28, 1998 for the Corporation's Annual Meeting of Shareholders held April 7, 1998, filed with the Commission on March 16, 1998.

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

                  Not applicable

         10.      Material contracts

                  Not applicable

                          First National Corporation
                          PART II. OTHER INFORMATION


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

                                             First National Corporation
                                                  (Registrant)


Date           May 14, 1998                     /s/ Dana A. Froom
          --------------------              ----------------------------

                                             Dana A. Froom, Comptroller
                                         (Principal Accounting Officer and
                                              Duly Authorized Officer)