Form 10-Q
period 1998-06-30
FIRST NATIONAL CORP /VA/
filed 1998-08-14
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR,

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

                      Class: Common stock, $5.00 par value
                    Outstanding as of July 31, 1998: 786,936

                           FIRST NATIONAL CORPORATION


                                      INDEX


Part 1.  Financial Information

     Item 1    Financial Statements                                                        Page No.

               Consolidated Statements of Income                                                3

               Consolidated Balance Sheets                                                      5

               Consolidated Statements of Cash Flows                                            6

               Consolidated Statements of  Changes in Stockholders' Equity                      7

               Notes to Consolidated Financial Statements                                       8

      Item 2.   Management's Discussion and Analysis of Results of Operations
               and Financial  Condition                                                        10

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     14

Part II.          Other Information

      Item 1      Legal Proceedings                                                            14

      Item 4.     Submission of Matters to a vote of Security Holders                          14

      Item 6.     Exhibits and Reports on Form 8-K                                             14

      Signature                                                                                16


                          Part I. Financial Information
        Item 1.  Financial Statements

                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)

                                                                           Three Months Ended
                                                            June 30, 1998                  June 30, 1997
Interest Income
Interest and Fees on Loans                                         $2,703                         $2,318
Interest on Federal Funds Sold                                         29                             22
Interest on Deposits in Banks                                           8                              7
Interest and Dividends on Investment Securities
Available for Sale
Taxable                                                               576                            455
Non Taxable                                                            91                             88
Held to Maturity
Taxable                                                                 8                             39
Non Taxable                                                             0                              0
                                                             ------------                    -----------

Total Interest Income                                               3,415                          2,929

Interest Expense
Interest on Savings  Deposits and Interest
Bearing Demand Deposits                                               761                            628
Interest on Time Deposits of $100,000 or more                         166                            170
Interest on All Other Time Deposits                                   562                            584
Interest on Federal Funds Purchased                                     5                              1
Interest on Note Payable                                              253                             23
                                                                ---------                     ----------

Total Interest Expense                                              1,747                          1,406
                                                                 --------                        -------

Net Interest Income                                                 1,668                          1,523
   Provision for Loan Losses                                           69                             45
                                                               ----------                      ---------

     Net Interest Income After Provisions
        for Loan Losses                                             1,599                          1,478

Other Operating Income
Service Charges                                                       159                            127
Profits on Securities Available for Sale                              124                             (2)
Other Operating Income                                                172                            124
                                                                 --------                       --------

Total Operating Income                                                455                            249

Other Operating Expenses
Salaries and Employee Benefits                                        673                            591
Occupancy Expense                                                      70                             56
Equipment Expense                                                     122                            141
Other                                                                 443                            349
                                                                 --------                       --------

Total Operating Expenses                                            1,308                          1,137

Income Before Income taxes                                            746                            590

Income Taxes                                                          239                            182
                                                                ---------                      ---------

Net Income                                                           $507                           $408
                                                                =========                       ========

Per Share Data
Earnings Per Common Share,basic                                     $0.65                          $0.53
                                                                =========                       ========
Earnings Per Common Share,diluted                                   $0.65                          $0.53
                                                                =========                       ========
Cash Dividends                                                      0.215                          0.175
                                                                =========                      =========

The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)

                                                                            Six Months Ended
                                                            June 30, 1998                  June 30, 1997


Interest Income
Interest and Fees on Loans                                         $5,270                         $4,530
Interest on Federal Funds Sold                                         33                             35
Interest on Deposits in Banks                                          14                             15
Interest and Dividends on Investment Securities
Available for Sale
Taxable                                                             1,075                            815
Non Taxable                                                           180                            180
Held to Maturity
Taxable                                                                27                             81
Non Taxable                                                             0                              0
                                                             ------------                    -----------

Total Interest Income                                               6,599                          5,656

Interest Expense
Interest on Savings  Deposits and Interest
Bearing Demand Deposits                                             1,517                          1,177
Interest on Time Deposits of $100,000 or more                         328                            331
Interest on All Other Time Deposits                                 1,117                          1,160
Interest on Federal Funds Purchased                                    21                              4
Interest on Note Payable                                              369                             46
                                                                ---------                     ----------

Total Interest Expense                                              3,352                          2,718
                                                                 --------                        -------

Net Interest Income                                                 3,247                          2,938
   Provision for Loan Losses                                          138                             90
                                                               ----------                      ---------

     Net Interest Income After Provisions
        for Loan Losses                                             3,109                          2,848

Other Operating Income
Service Charges                                                       301                            247
Profits on Securities Available for Sale                              136                              8
Other Operating Income                                                296                            246
                                                                 --------                       --------

Total Operating Income                                                733                            501

Other Operating Expenses
Salaries and Employee Benefits                                      1,335                          1,173
Occupancy Expense                                                     135                            109
Equipment Expense                                                     245                            265
Other                                                                 844                            702
                                                                 --------                       --------

Total Operating Expenses                                            2,559                          2,249

Income Before Income taxes                                          1,283                          1,100

Income Taxes                                                          401                            331
                                                                ---------                      ---------

Net Income                                                           $882                           $769
                                                                =========                       ========

Per Share Data
Earnings Per Common Share,basic                                     $1.12                          $0.99
                                                                =========                       ========
Earnings Per Common Share,diluted                                   $1.12                          $0.99
                                                                =========                       ========
Cash Dividends                                                       0.43                           0.35
                                                                 ========                       ========

The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                               June 30, 1998               December 31, 1997


               ASSETS
Cash and due from banks                                           $5,171                          $3,623
Federal Funds Sold                                                 4,743                               0
Investment Securities
     Available for Sale                                           47,150                          40,037
     Held to Maturity                                                318                           1,662
Loans Net of Unearned Discount                                   123,225                         113,606
     Less: Allowance for Loan Losses                               1,157                           1,112
                                                               ---------                       ---------
          Net Loans                                              122,068                         112,494

Bank Premises and Equipment                                        3,859                           3,934
Interest Receivable                                                1,152                           1,148
Other Real Estate                                                    343                             919
Other Assets                                                       1,248                             772
                                                                --------                         -------

     Total Assets                                               $186,052                        $164,589
                                                                ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Demand Deposits
          Non-Interest Bearing                                   $17,103                         $16,969
          Interest Bearing                                        16,203                          15,910
     Savings Deposits                                             54,912                          52,380
     Certificates of Deposit of $100,000 and over                 13,768                          12,243
     All Other Time Deposits                                      48,303                          42,260
                                                              ----------                      ----------

          Total Deposits                                        $150,289                        $139,762
                                                                --------                        --------

Federal Funds Purchased                                                0                           1,417
Federal Home Loan Bank Advance                                    17,743                           6,461
Accrued Expenses                                                   1,226                             767
                                                               ---------                       ---------

          Total Liabilities                                     $169,258                        $148,407
                                                                --------                        --------

Stockholders' Equity
     Common Stock, Par Value $5 per Share;
      Authorized 2,000,000 Shares
     786,023  Shares Issued and Outstanding                       $3,930                          $3,888
     Surplus                                                       1,346                           1,187
     Accumulated Other Comprehensive Income                          199                             335
     Undivided Profits                                            11,319                          10,772
                                                               ---------                       ---------

          Total Stockholders' Equity                             $16,794                         $16,182
                                                                 -------                         -------

          Total Liabilities and Stockholders' Equity            $186,052                        $164,589
                                                                ========                        ========

The Accompanying Notes Are An Integral Part of These Statements

                           FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                                                     SIX MONTHS ENDED
                                                                          June 30, 1998        June 30, 1997

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                      $882                  $769
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                               251                   224
     Provision for loan losses                                                   138                    90
     Change in assets and liabilities:
         (Increase) in interest receivables                                       (4)                 (153)
         (Increase) in other assets                                             (475)                 (286)
         Increase in accrued expenses                                            460                   405
                                                                              ------                ------

Net Cash Provided by Operating Activities                                     $1,252                $1,049
                                                                            --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities-available for sale                           $6,383                $6,708
Proceeds from maturities and principal payments on securities-
    available for sale                                                         8,598                2,312
Purchases of securities-available for sale                                   (22,385)              (13,067)
Proceeds from maturities and principal payments on securities-
    held to maturity                                                           1,342                   639
Purchases of bank premises and equipment                                        (112)                 (833)
Net (increase) in loans                                                       (9,619)               (7,220)
(Increase) in federal funds sold                                              (4,743)                  (66)
Proceeds on sale of other real estate                                            576                     0
                                                                            --------         -------------

Net Cash (Used in) Investing Activities                                     ($19,960)             ($11,527)
                                                                            ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits, NOW accounts,
     and savings accounts                                                      2,959                 8,702
Net increase in certificates of deposit                                        7,567                 2,418
Net increase (decrease) in long-term borrowings                               11,282                    (9)
Net proceeds from issuance of common stock                                       201                    29
Cash dividends paid                                                             (336)                 (271)
Net (decrease) in federal funds purchased                                     (1,417)                 (315)
                                                                              -------           -----------

Net Cash Provided by Financing Activities                                    $20,256               $10,554
                                                                             -------             ---------

         Increase in Cash and Cash Equivalents                                $1,548                   $76

CASH AND CASH EQUIVALENTS:
Beginning                                                                      3,623                 3,511
                                                                               -----                 -----

Ending                                                                        $5,171                $3,587
                                                                              ======                ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
     Interest                                                                   $625                  $690
                                                                               =====                 =====

     Income Taxes                                                               $346                  $247
                                                                               =====                 =====

The Accompanying Notes Are An Integral Part of These Statements


                           FIRST NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (IN THOUSANDS OF DOLLARS)
                     Six Months Ended June 30, 1998 and 1997

                                                                 Accumulated
                                                                    Other
                                        Common       Capital    Comprehensive    Retained   Comprehensive
                                         Stock       Surplus       Income        Earnings      Income        Total

Balances , December 31, 1996               $3,872       $1,133          $31      $9,801                    $14,837

Comprehensive income:
    Net income                                                                      769         769            769
Other comprehensive income
    net of tax:
    Unrealized gains on securities
      available for sale                                                                        169            169
    Reclassification adjustment
      for gains realized in net income                                                            8              8
                                                                                           --------
Other comprehensive income,net of tax                                   177                     177
                                                                                             ------

Total  comprehensive income                                                                     946

Issuance of authorized common stock
      dividend reinvestment plan               $7          $22                                                  29

Cash dividends declared                                                            (271)                      (271)
                                     ------------  -----------  -----------     --------                   --------

Balances, June 30, 1997                    $3,879       $1,155         $208     $10,299                    $15,541
                                           ======       ======         ====     =======                    =======


Balances, December 31, 1997                 3,888       $1,187         $335     $10,772                    $16,182

Comprehensive income:
    Net Income                                                                      882         882            882
Other comprehensive income,
    net of tax:
Unrealized gain on securities
     available for sale                                                                        (272)          (272)
Reclassification adjustment
for gains realized in net income                                                                136            136
                                                                                            -------

Total comprehensive income, net of tax                                 (136)                   (136)
                                                                                            --------

Total comprehensive income                                                                      746

Issuance of authorized common stock
      dividend reinvestment plan                4           15                                                  19
      exercise of incentive stock options      38          144                                                 182

Cash dividends declared                                                            (335)                      (335)
                                     ------------   ----------  -----------     --------                  ---------

Balances, June 30, 1998                    $3,930       $1,346         $199     $11,319                    $16,794
                                           ======       ======         ====     =======                    =======


The Accompanying Notes Are An Integral Part of These Statements

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Interim Financial Statements

          The accompanying consolidated financial statements of First National Corporation and its subsidiaries have not been audited by independent accountants, except for the balance sheet at December 31, 1997. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the six month and three month periods ended June 30, 1998 and 1997, the company's financial position at June 30, 1998 and December 31, 1997, and the cash flows for the six month periods ended June 30, 1998 and 1997. These adjustments are of a normal recurring nature.

Note 2.   Securities as of June 30, 1998 and December 31, 1997 are summarized below:

                                                                           (000 Omitted)

                                                        June 31, 1998                    December 31, 1997
                                                        -------------                    -----------------
                                                                 Unrealized                            Unrealized
                                        Book        Market        Gain (Loss)      Book     Market     Gain (Loss)
Securities Available For Sale
     U. S. Treasury Securities               $0           $0            $0           $0          $0          $0
     U. S. Agency Securities             38,881       38,970           $89       31,961      32,162        $201
     Obligation of State and Political
         Subdivisions                     6,727        6,940          $213        6,478       6,785        $307
     Other Securities                     1,240        1,240            $0        1,090       1,090          $0
                                      ---------    ---------        ------    --------- -----------      ------
Total Securities Available for Sale     $46,848      $47,150          $302      $39,529     $40,037        $508


Securities Held to Maturity
     U. S. Treasury Securities               $0           $0            $0           $0          $0          $0
     U. S. Agency Securities                318          318            $0        1,662       1,662          $0
     Obligation of State and Political
         Subdivisions                         0            0            $0            0           0          $0
     Other Securities                         0            0            $0            0           0          $0
                                     ----------   ----------        ------   ----------  ----------        ----
Total Securities Held to Maturity          $318         $318            $0       $1,662      $1,662          $0

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                          (000 Omitted)

                                                            June 30, 1998            December 31, 1997
     Real estate loans:
       Construction and land development                          $3,777                    $3,583
       Secured by farm land                                          834                       947
       Secured by 1-4 family residential                          48,121                    45,133
       Other real estate loans                                    18,355                    17,126
     Loans to farmers (except those secured by real estate)          621                       647
     Commercial and industrial loans
             (except those secured by real estate)                23,156                    19,576
     Loans to individuals for personal expenditures               27,859                    26,574
     All other loans                                                 738                       461
                                                               ---------              ------------
              Total loans                                       $123,464                  $114,047
     Less unearned income reflected in loans                         239                       441
                                                               ---------              ------------
               Loans, net of unearned income                    $123,225                  $113,606
                                                                ========                  ========

     The Bank had loans in a Nonaccrual category of $23,642 on December 31, 1997 and $ 251,000 on June 30, 1998.

Note 4.   Allowance for Loan Losses

            Analysis of the Allowance for Loan Losses
                                                                            For the Six Months Ended
                                                                                              (000 Omitted)

                                                                      June 30, 1998           June 30, 1997
     Balance at Beginning of Period                                         $1,112                  $974

     Charge-Offs                                                               102                    33

     Recoveries                                                                  9                     5
                                                                           -------               -------

     Net Charge-Offs                                                            93                    28

     Provision for Loan Losses                                                 138                    90
                                                                          --------              --------

     Balance at End of Period                                               $1,157                $1,036
                                                                          ========                ======

                           FIRST NATIONAL CORPORATION

Item 2.                                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Net income for the first half of 1998 was $882 thousand compared to $769 thousand in 1997. This represents an increase of 14.7% which is attributable to an increase in net interest income during the first half of 1998 and to gains realized on the sale of securities during this period. Total interest income, increased $943 thousand during the period, while total interest expense increased $634 thousand resulting in an increase in net interest income of $309 thousand. Total other operating expenses increased $310 thousand, slightly faster than total operating income, net of profits on securities available for sale, which increased $104 thousand. In an effort to offset several nonrecurring expenses, a portion of the securities portfolio was sold and reinvested with no reduction in yield and only a slight increase in duration but resulting in income of $136 thousand. Management increased the provision to the allowance for loan losses by $48 thousand as a result of growth in the loan portfolio during the period and in anticipation of continued growth.

Yields, Rates and Net Interest Margin

     Interest rates on loans have decreased slightly during the first half of 1998 and in comparison with the same period last year, the yield on the loan portfolio declined from 8.96% in 1997 to 8.88% in 1998. At the same time the cost of interest bearing deposits increased from 4.71% in the first six months of 1997 to 4.82% in the same period of 1998. While the yield on earning assets declined 14 basis points from 8.35% in 1997 to 8.21% in 1998, the cost of interest bearing liabilities increased 16 basis points from 4.74% in 1997 to 4.90% in 1998. This resulted in a decrease in the bank's interest rate spread from 3.62% in 1997 to 3.31% in 1998. Interest expense as a percentage of average earning assets increased from 3.94% in 1997 to 4.11% in 1998. The bank's net interest margin decreased from 4.41% in 1997 to 4.10% in 1998.

Future Operations

     Management anticipates continued growth in both the loan portfolio and in customer deposit balances as a result of continuing calling efforts by commercial loan officers. This expectation of growth is predicated on an assumption of continuing economic expansion during the future. There are no plans to open additional branches in the near future, however management will explore any opportunities in the bank's market area as they arise.

Year 2000 Compliance

     The Corporation is dependent on the utilization of data processing hardware and software in the conduct of business. The majority of the banking business is processed on a core banking system and related communications networks which consist of a combination of computer hardware and various software packages which are licensed to the Bank by third party vendors. In addition there are several other personal computers and software packages in use throughout the Bank. The year 2000 problem could affect any of these systems and produce an adverse affect on the operations of the Bank.

                           FIRST NATIONAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management became aware of this potential problem in 1997 and initiated an assessment of all software and hardware to determine whether these system would function properly in the year 2000. As a result of this assessment, management has been informed by its vendor that the core banking software will be year 2000 compliant. In order to confirm compliance, testing will be conducted before the end of 1998. The Corporation has determined that it will have to replace or modify certain other units of hardware or software for other systems to be year 2000 compliant. The modification of several of these systems will take the form of an upgrade to hardware and/or software at an earlier date than would normally have been planned.

     Officers of the Bank have begun communication with all large commercial borrowers since they pose a credit risk to the Bank if their business is disrupted due to a year 2000 compliance issue. Responses from commercial customers will be evaluated as part of the credit review process.

     Management plans to complete the majority of the year 2000 project by December 31, 1998. Total projected expenditures are not expected to exceed $200,000 and would result in an increase in depreciation expense of less than $30,000 per year over an expected five year depreciable life.

     The Corporation has set a goal to be substantially year 2000 compliant by year end 1998 in accordance with the mandate from its regulators. Since uncertainties remain about whether or not all third party vendors and all large commercial borrowers will be year 2000 complaint, the financial impact of year 2000 compliance on the Corporation's assets, earnings and liquidity cannot be fully determined at this time.

New Accounting Pronouncements

     Effective January 1, 1998 the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Financial statements for prior periods have been restated as required.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and other Post Retirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This statement is effective for the Corporation's financial statements for the year ended December 361, 1998.

     In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Corporation's financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Corporation will adopt this accounting standard as required by January 1, 2000.
                           FIRST NATIONAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (`SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. This statement is not expected to have a material impact on the Corporation's financial statements.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires the costs of start-up activities and organization costs to be expensed as incurred. This statement is effective for the fiscal year 1999 financial statements. This statement is not expected to have a material impact on the Corporation's financial statements.

                           FIRST NATIONAL CORPORATION
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                                      Six Months Ended June 30,
                                                              1998                              1997

                                                              Annual                           Annual
                                                Average       Income/    Yield/     Average    Income/   Yield/
                                                Balance       Expense    Rate(3)    Balance    Expense   Rate(3)
ASSETS
Balances at correspondent banks -
  interest bearing                                $250,953    $14,389    11.47%      $215,297   $15,429   14.33%

Securities:
    Taxable                                     35,899,705  1,101,374     6.14%    28,682,483   895,350    6.24%
        Tax-exempt (1)                           6,672,513    273,406     8.19%     6,374,635   272,844    8.56%
                                               -----------       ----     -----   -----------   -------    -----
        Total Securities                        42,572,218  1,374,780     6.46%    35,057,118 1,168,194    6.66%

Loans (net of earned income): (2)
    Taxable                                    118,533,786  5,263,129     8.88%   101,015,112 4,520,106    8.95%
    Tax-exempt (1)                                 170,025     10,056    11.83%       209,562     15,656  14.94%
                                             ------------------------    ------  -----------------------  ------
        Total Loans                            118,703,811  5,273,185     8.88%   101,224,674 4,535,762    8.96%
Fed funds sold and repurchase
    agreements                                   1,485,104     33,290     4.48%     1,300,188     34,573   5.32%
                                              -----------------------     ----- ------------------------    ----
    Total earning assets                       163,012,086  6,695,644     8.21%   137,797,276 5,753,958    8.35%
Less: allowance for Loan Losses                 (1,147,180)                        (1,006,696)
Total nonearning assets                         10,025,499                          9,230,761
                                              ------------                     --------------
    Total Assets                              $171,890,405                       $146,021,342
                                              ============                       ============

LIABILITIES AND SHAREHOLDER EQUITY
    Interest bearing deposits:
    Checking                                    $9,440,025   $101,537     2.15%    $9,570,341  $106,263    2.22%
    Money market savings                         6,368,754    105,331     3.31%     7,648,627   127,785    3.34%
    Regular savings                             52,897,577  1,310,015     4.95%    39,503,256   943,074    4.77%
    Certificates of deposit:
        Less than $100,000                      42,311,144  1,116,787     5.28%    44,102,187 1,159,026    5.26%
        $100,000 and more                       11,976,882    328,151     5.48%    12,322,124   331,458    5.38%
                                                ----------  ---------     ----- -----------------------    -----
Total interest bearing deposits                122,994,381  2,961,821     4.82%   113,146,534 2,667,606    4.71%

Fed funds purchased                                725,041     21,376     5.90%       144,294     4,430    6.14%
Long term borrowings                            12,953,804    368,536     5.69%     1,477,266    45,755    6.19%
                                                ----------  ---------     -----------------------------    -----
Total interest bearing liabilities             136,673,225  3,351,733     4.90%   114,768,094 2,717,791    4.74%

Noninterest bearing liabilities
    Demand deposits                             17,140,021                         15,352,443
    Other liabilities                            1,492,534                          1,041,537
                                             -------------                    ---------------
Total liabilities                              155,305,780                        131,162,074
Stockholders' equity                            16,584,625                         14,859,269
                                             -------------                     --------------
Total liabilities and stockholders' equity    $171,890,405                       $146,021,342
                                              ============                       ============

Net Interest income                                         3,343,911                         3,036,167
                                                            =========                          ========
Interest rate spread                                                      3.31%                            3.62%
Interest expense as a percent of average
    earning assets                                                        4.11%                            3.94%
Net interest margin                                                       4.10%                            4.41%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1997 and 1998.
(2) Loans placed on a nonaccrual status are reflected in the balances. (3) Annualized

                           First National Corporation

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

                Not Applicable

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         As of June 30, 1998 neither the Corporation nor the Bank was a party to any legal proceedings.

Item 2.  Not Applicable

Item 3.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         First National Corporation's annual meeting of shareholders was reconvened on Wednesday, May 6, 1998 at the main office in Strasburg, Virginia. Information relating to the solicitation of proxies required by this item is incorporated by reference from the Corporation's proxy statement dated April 16, 1998 for the Corporation's Reconvened Annual Meeting of Shareholders held May 6, 1998, filed with the Commission on April 16, 1998.

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

                                             First National Corporation
                                                   (Registrant)


Date    August 13, 1998                        /S/ Dana A. Froom
        ---------------                     -------------------------------

                                             Dana A. Froom, Comptroller
                                          (Principal Accounting Officer and
                                              Duly Authorized Officer)