Form 10-Q
period 1998-09-30
FIRST NATIONAL CORP /VA/
filed 1998-11-12
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

                      Class: Common stock, $5.00 par value
                   Outstanding as of October 31, 1998: 787,936

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


                          Part I. Financial Information
Item 1. Financial Statements

                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)
                                   (Unaudited)
                                                                           Three Months Ended
                                                         September 30, 1998             September 30, 1997
Interest Income
Interest and Fees on Loans                                         $2,783                         $2,425
Interest on Federal Funds Sold                                         34                             31
Interest on Deposits in Banks                                           8                              7
Interest and Dividends on Investment Securities
Available for Sale
Taxable                                                               719                            446
Non Taxable                                                            89                             89
Held to Maturity
Taxable                                                                 3                             34
Non Taxable                                                             0                              0
                                                             ------------                    -----------

Total Interest Income                                               3,636                          3,032

Interest Expense
Interest on Savings  Deposits and Interest
Bearing Demand Deposits                                               789                            694
Interest on Time Deposits of $100,000 or more                         193                            187
Interest on All Other Time Deposits                                   677                            576
Interest on Federal Funds Purchased                                     3                              2
Interest on Note Payable                                              255                             23
                                                                ---------                     ----------

Total Interest Expense                                              1,917                          1,482
                                                                 --------                        -------

Net Interest Income                                                 1,719                          1,550
   Provision for Loan Losses                                           90                             45
                                                               ----------                      ---------

     Net Interest Income After Provisions
        for Loan Losses                                             1,629                          1,505

Other Operating Income
Service Charges                                                       156                            146
Profits on Securities Available for Sale                                0                              0
Other Operating Income                                                142                            135
                                                                 --------                       --------

Total Operating Income                                                298                            281

Other Operating Expenses
Salaries and Employee Benefits                                        616                            594
Occupancy Expense                                                      70                             67
Equipment Expense                                                     127                            134
Other                                                                 420                            382
                                                                 --------                       --------

Total Operating Expenses                                            1,233                          1,177

Income Before Income taxes                                            694                            609

Income Taxes                                                          214                            186
                                                                ---------                      ---------

Net Income                                                           $480                           $423
                                                                =========                       ========

Per Share Data
Earnings Per Common Share,basic                                     $0.61                          $0.55
                                                                =========                       ========
Earnings Per Common Share,diluted                                   $0.61                          $0.55
                                                                =========                       ========
Cash Dividends                                                      0.215                          0.175
                                                                =========                      =========

The Accompanying Notes Are An Integral Part Of These Statements



                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)
                                   (Unaudited)
                                                                            Nine Months Ended
                                                         September 30, 1998             September 30, 1997

Interest Income
Interest and Fees on Loans                                         $8,053                         $6,955
Interest on Federal Funds Sold                                         67                             66
Interest on Deposits in Banks                                          22                             22
Interest and Dividends on Investment Securities
Available for Sale
Taxable                                                             1,794                          1,261
Non Taxable                                                           269                            269
Held to Maturity
Taxable                                                                30                            115
Non Taxable                                                             0                              0
                                                             ------------                    -----------

Total Interest Income                                              10,235                          8,688

Interest Expense
Interest on Savings  Deposits and Interest
Bearing Demand Deposits                                             2,306                          1,871
Interest on Time Deposits of $100,000 or more                         521                            518
Interest on All Other Time Deposits                                 1,794                          1,736
Interest on Federal Funds Purchased                                    24                              6
Interest on Note Payable                                              624                             69
                                                                ---------                     ----------

Total Interest Expense                                              5,269                          4,200
                                                                 --------                        -------

Net Interest Income                                                 4,966                          4,488
   Provision for Loan Losses                                          228                            135
                                                               ----------                      ---------

     Net Interest Income After Provisions
        for Loan Losses                                             4,738                          4,353

Other Operating Income
Service Charges                                                       457                            393
Profits on Securities Available for Sale                              136                              8
Other Operating Income                                                438                            381
                                                                 --------                       --------

Total Operating Income                                              1,031                            782

Other Operating Expenses
Salaries and Employee Benefits                                      1,951                          1,767
Occupancy Expense                                                     205                            176
Equipment Expense                                                     372                            399
Other                                                               1,264                          1,084
                                                                 --------                       --------

Total Operating Expenses                                            3,792                          3,426

Income Before Income taxes                                          1,977                          1,709

Income Taxes                                                          615                            517
                                                                ---------                      ---------

Net Income                                                         $1,362                         $1,192
                                                              ===========                       ========

Per Share Data
Earnings Per Common Share,basic                                     $1.73                          $1.54
                                                                =========                       ========
Earnings Per Common Share,diluted                                   $1.73                          $1.54
                                                                =========                       ========
Cash Dividends                                                    $0.645                          $0.52
                                                               ==========                      =========

The Accompanying Notes Are An Integral Part Of These Statements


                           FIRST NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                            September 30, 1998             December 31, 1997

               ASSETS
Cash and due from banks                                           $5,608                          $3,623
Federal Funds Sold                                                     0                               0
Investment Securities
     Available for Sale                                           53,437                          40,037
     Held to Maturity                                                131                           1,662
Loans Net of Unearned Discount                                   128,484                         113,606
     Less: Allowance for Loan Losses                               1,209                           1,112
                                                               ---------                       ---------
          Net Loans                                              127,275                         112,494

Bank Premises and Equipment                                        3,787                           3,934
Interest Receivable                                                1,109                           1,148
Other Real Estate                                                    353                             919
Other Assets                                                       1,260                             772
                                                                --------                         -------

     Total Assets                                               $192,960                        $164,589
                                                                ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Demand Deposits
          Non-Interest Bearing                                   $19,158                         $16,969
          Interest Bearing                                        16,054                          15,910
     Savings Deposits                                             56,032                          52,380
     Certificates of Deposit of $100,000 and over                 13,227                          12,243
     All Other Time Deposits                                      49,470                          42,260
                                                              ----------                      ----------

          Total Deposits                                        $153,941                        $139,762
                                                                --------                        --------

Federal Funds Purchased                                            2,554                           1,417
Federal Home Loan Bank Advance                                    17,727                           6,461
Accrued Expenses                                                   1,324                             767
                                                               ---------                       ---------

          Total Liabilities                                     $175,546                        $148,407
                                                                --------                        --------

Stockholders' Equity
     Common Stock, Par Value $5 per Share;
      Authorized 2,000,000 Shares
     787,426 & 777,547  Shares Issued and Outstanding             $3,937                          $3,888
     Surplus                                                       1,376                           1,187
     Accumulated Other Comprehensive Income                          471                             335
     Undivided Profits                                            11,630                          10,772
                                                               ---------                       ---------

          Total Stockholders' Equity                             $17,414                         $16,182
                                                                 -------                         -------

          Total Liabilities and Stockholders' Equity            $192,960                        $164,589
                                                                ========                        ========

The Accompanying Notes Are An Integral Part of These Statements


                           FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                                                    NINE  MONTHS ENDED
                                                                       September 30, 1998   September 30, 1997

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                    $1,362                $1,192
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                               293                   351
     Provision for loan losses                                                   228                   135
     Change in assets and liabilities:
         (Increase) decrease in interest receivables                              39                  (103)
         (Increase) in other assets                                             (488)                 (280)
         Increase in accrued expenses                                            557                   570
                                                                              ------                ------

Net Cash Provided by Operating Activities                                     $1,991                $1,865
                                                                            --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities-available for sale                           $6,383                $6,708
Proceeds from maturities and principal payments on securities-
     available for sale                                                       13,022                 3,600
Purchases of securities-available for sale                                   (32,676)              (15,910)
Proceeds from maturities and principal payments on securities-
     held to maturity                                                          1,528                   865
Purchases of bank premises and equipment                                        (145)               (1,003)
Net (increase) in loans                                                      (15,009)               (9,367)
Proceeds on sale of other real estate                                            576                     0
                                                                            --------         -------------

Net Cash (Used in) Investing Activities                                     ($26,321)             ($15,107)
                                                                            ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits, NOW accounts,
     and savings accounts                                                      5,986                13,225
Net increase (decrease) in certificates of deposit                             8,194                  (905)
Net increase (decrease) in long-term borrowings                               11,265                   (14)
Net proceeds from issuance of common stock                                       238                    29
Cash dividends paid                                                             (505)                 (407)
Net increase in federal funds purchased                                        1,137                   988
                                                                               -----            -----------

Net Cash Provided by Financing Activities                                    $26,315               $12,916
                                                                             -------             ---------

         Increase (Decrease) in Cash and Cash Equivalents                     $1,985                 $(326)

CASH AND CASH EQUIVALENTS:
Beginning                                                                      3,623                 3,511
                                                                            --------              --------

Ending                                                                        $5,608                $3,185
                                                                              ======                ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
     Interest                                                                   $973                $1,074
                                                                             =======               =======

     Income Taxes                                                               $648                  $436
                                                                          ==========                 =====

The Accompanying Notes Are An Integral Part of These Statements



                           FIRST NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (IN THOUSANDS OF DOLLARS)
                  Nine Months Ended September 30, 1998 and 1997

                                                                Accumulated
                                                                   Other
                                        Common       Capital    Comprehensive    Retained   Comprehensive
                                         Stock       Surplus       Income        Earnings      Income        Total

Balances , December 31, 1996               $3,872       $1,133          $31      $9,801                    $14,837

Comprehensive income:
    Net income                                                                    1,192       1,192          1,192
Other comprehensive income
    net of tax:
    Unrealized gains on securities
      available for sale                                                                        283            283
    Reclassification adjustment
      for gains realized in net income                                                           (8)            (8)
                                                                                          ----------
Other comprehensive income,net of tax                                   275                     275
                                                                                             ------

Total  comprehensive income                                                                   1,467

Issuance of authorized common stock
      dividend reinvestment plan               $7          $22                                                  29

Cash dividends declared                                                            (407)                      (407)
                                     ------------  -----------  -----------     --------                   --------

Balances, September 30, 1997               $3,879       $1,155         $306     $10,586                    $15,926
                                           ======       ======         ====     =======                    =======


Balances, December 31, 1997                 3,888       $1,187         $335     $10,772                    $16,182

Comprehensive income:
    Net Income                                                                    1,363       1,363          1,363
Other comprehensive income,
    net of tax:
Unrealized gain on securities
     available for sale                                                                         272            272
Reclassification adjustment
for gains realized in net income                                                               (136)          (136)
                                                                                           ---------

Total comprehensive income, net of tax                                  136                     136
                                                                                             ------

Total comprehensive income                                                                    1,500

Issuance of authorized common stock
      dividend reinvestment plan                7           30                                                  37
      exercise of incentive stock options      42          159                                                 200

Cash dividends declared                                                            (505)                      (505)
                                     ------------   ----------  -----------     --------                  ---------

Balances, September 30, 1998               $3,937       $1,376         $471     $11,630                    $17,414
                                           ======       ======         ====     =======                    =======


The Accompanying Notes Are An Integral Part of These Statements

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Interim Financial Statements

          The accompanying consolidated financial statements of First National Corporation and its subsidiaries have not been audited by independent accountants, except for the balance sheet at December 31, 1997. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the nine month and three month periods ended September 30, 1998 and 1997, the company's financial position at September 30, 1998 and December 31, 1997, and the cash flows for the nine month periods ended Septemberr 30, 1998 and 1997. These adjustments are of a normal recurring nature.

Note 2.   Securities as of September 30, 1998 and December 31, 1997 are summarized below:

                                                                           (000 Omitted)

                                                     September 31, 1998                  December 31, 1997
                                                     ------------------                  -----------------
                                                                 Unrealized                            Unrealized
                                        Book        Market        Gain (Loss)      Book     Market     Gain (Loss)
Securities Available For Sale
     U. S. Treasury Securities               $0           $0            $0           $0          $0          $0
     U. S. Agency Securities             44,751       45,162          $411       31,961      32,162        $201
     Obligation of State and Political
         Subdivisions                     6,728        7,032          $304        6,478       6,785        $307
     Other Securities                     1,243        1,243            $0        1,090       1,090          $0
                                      ---------    ---------        ------    --------- -----------      ------
Total Securities Available for Sale     $52,722      $53,437          $715      $39,529     $40,037        $508


Securities Held to Maturity
     U. S. Treasury Securities               $0           $0            $0           $0          $0          $0
     U. S. Agency Securities                131          132            $1        1,662       1,662          $0
     Obligation of State and Political
         Subdivisions                         0            0            $0            0           0          $0
     Other Securities                         0            0            $0            0           0          $0
                                     ----------   ----------        ------   ----------  ----------        ----
Total Securities Held to Maturity          $131         $132            $1       $1,662      $1,662          $0

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                          (000 Omitted)

                                                         September  30, 1998         December 31, 1997

     Real estate loans:
       Construction and land development                          $5,089                    $3,583
       Secured by farm land                                          866                       947
       Secured by 1-4 family residential                          47,247                    45,133
       Other real estate loans                                    21,418                    17,126
     Loans to farmers (except those secured by real estate)          591                       647
     Commercial and industrial loans
             (except those secured by real estate)                24,854                    19,576
     Loans to individuals for personal expenditures               28,077                    26,574
     All other loans                                                 515                       461
                                                               ---------              ------------
              Total loans                                       $128,657                  $114,047
     Less unearned income reflected in loans                         173                       441
                                                               ---------              ------------
               Loans, net of unearned income                    $128,484                  $113,606
                                                                ========                  ========

     The Bank had loans in a Nonaccrual category of $23,642 on December 31, 1997 and $ 453,000 on September 30, 1998.


Note 4.   Allowance for Loan Losses

            Analysis of the Allowance for Loan Losses
                                                                            For the Nine Months Ended
                                                                                              (000 Omitted)

                                                                   September 30, 1998      September 30, 1997
     Balance at Beginning of Period                                         $1,112                  $974

     Charge-Offs                                                               142                    40

     Recoveries                                                                 11                     8
                                                                           -------               -------

     Net Charge-Offs                                                           131                    32

     Provision for Loan Losses                                                 228                   135
                                                                          --------              --------

     Balance at End of Period                                               $1,209                $1,077
                                                                          ========                ======

                           FIRST NATIONAL CORPORATION

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Net income for the three quarters of 1998 ended September 30th was $1,362 thousand compared to $1,192 thousand in 1997. This represents an increase of 14.26% which is attributable to an increase in net interest income during the period and to gains realized on the sale of securities earlier in the year. Total interest income, increased $1.5 million during the period, while total interest expense increased $1.1 million resulting in an increase in net interest income of $385 thousand. Total other operating expenses increased $366 thousand, much faster than total operating income, net of profits on securities available for sale, which increased $113 thousand. Management increased the provision to the allowance for loan losses by $93 thousand as a result of growth in the loan portfolio during the year and in anticipation of continued growth next year.

Yields, Rates and Net Interest Margin

     Interest rates on loans have decreased slightly during 1998 and in comparison with the same period last year, the yield on the loan portfolio declined from 9.01% in 1997 to 8.85% in 1998. At the same time the cost of interest bearing deposits increased from 4.77% in the first nine months of 1997 to 4.84% in the same period of 1998. While the yield on earning assets declined 21 basis points from 8.37% in 1997 to 8.16% in 1998, the cost of interest bearing liabilities increased 15 basis points from 4.79% in 1997 to 4.94% in 1998. This resulted in a decrease in the bank's interest rate spread from 3.58% in 1997 to 3.23% in 1998. Interest expense as a percentage of average earning assets increased from 3.98% in 1997 to 4.15% in 1998. The bank's net interest margin decreased from 4.39% in 1997 to 4.02% in 1998.

Future Operations

     Management anticipates continued growth in both the loan portfolio and in customer deposit balances as a result of continuing calling efforts by commercial loan officers. This expectation of growth is predicated on an assumption of continuing economic expansion during the future. At the end of September management entered into an agreement to purchase land and a building on North Loudoun Street in the city of Winchester as the location of another branch office. Applications have been filed for the necessary approvals from the bank's regulators. If the approvals are received and remodeling can be completed on schedule, it is management's intention to open the branch prior to year end 1998.

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

                           FIRST NATIONAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management became aware of this potential problem in 1997 and initiated an assessment of all software and hardware to determine whether these system would function properly in the year 2000. As a result of this assessment, management has been informed by its vendor that the core banking software will be year 2000 compliant. In order to confirm compliance, testing will be conducted before the end of 1998. Testing of the core banking software was performed during the week of October 19th and a few minor problems were detected and were easily corrected. As a result of other tests, the management has determined that it will have to replace or modify certain other units of hardware or software for other systems to be year 2000 compliant. The modification of several of these systems will take the form of an upgrade to hardware and/or software at an earlier date than would normally have been planned.

     Officers of the Bank have begun communication with all large commercial borrowers since they pose a credit risk to the Bank if their business is disrupted due to a year 2000 compliance issue. Responses from commercial customers will be evaluated as part of the credit review process.

     Management plans to complete the majority of the year 2000 project by December 31, 1998. The replacement of some equipment may not be completed by year end, but the equipment will be ordered and an installation date will have been scheduled. Total projected expenditures are not expected to exceed $200,000 and the estimated increase in depreciation expense should be less than $30,000 per year over an expected five year depreciable life.

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





                           FIRST NATIONAL CORPORATION
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                                   Nine Months Ended September 30,
                                                              1998                              1997

                                                              Annual                           Annual
                                                Average       Income/    Yield/     Average    Income/   Yield/
                                                Balance       Expense    Rate(3)    Balance    Expense   Rate(3)
ASSETS
Balances at correspondent banks -
    interest bearing                              $214,608   $21,613    13.39%      $201,647   $22,364   14.79%

Securities:
    Taxable                                     39,352,783  1,823,891     6.16%    29,377,200 1,376,029    6.25%
        Tax-exempt (1)                           6,690,798    407,686     8.10%     6,387,144   407,412    8.50%
                                               ----------- ----------     -----   ---------------------    -----
        Total Securities                        46,043,581  2,231,577     6.45%    35,764,344 1,783,441    6.65%

Loans (net of earned income): (2)
    Taxable                                    120,933,642  8,043,733     8.85%   102,834,394 6,940,537    9.00%
    Tax-exempt (1)                                 159,789     14,285    11.89%       249,557     21,532  11.50%
                                             ------------------------    ------  -----------------------  ------
        Total Loans                            121,093,431  8,058,018     8.85%   103,083,951 6,962,069    9.01%
Fed funds sold and repurchase
    agreements                                   1,704,968     66,902     5.22%     1,599,462     65,880   5.49%
                                              -----------------------     ----- ------------------------   -----
    Total earning assets                       169,056,588 10,378,110     8.16%   140,649,404 8,833,754    8.37%
Less: allowance for Loan Losses                 (1,158,937)                        (1,021,907)
Total nonearning assets                          9,691,853                          9,266,593
                                              ------------                     --------------
    Total Assets                              $177,589,504                       $148,894,090
                                              ============                       ============

LIABILITIES AND SHAREHOLDER EQUITY
    Interest bearing deposits:
    Checking                                    $9,517,233   $152,975     2.14%    $9,437,890  $157,212    2.22%
    Money market savings                         6,438,224    159,158     3.29%     7,699,923   194,074    3.36%
    Regular savings                             53,625,474  1,993,903     4.95%    41,569,730 1,520,111    4.88%
    Certificates of deposit:
        Less than $100,000                      44,748,893  1,794,077     5.33%    43,843,628 1,735,058    5.28%
        $100,000 and more                       12,564,104    521,354     5.52%    12,721,202   518,389    5.43%
                                                ----------  ---------     ----- -----------------------    -----
Total interest bearing deposits                126,893,928  4,621,467     4.84%   115,272,374 4,124,844    4.77%

Fed funds purchased                                551,998     23,957     5.77%       138,112     5,791    5.59%
Long term borrowings                            14,548,426    623,766     5.70%     1,474,769    68,894    6.23%
                                                ----------  ---------     -----------------------------    -----
Total interest bearing liabilities             141,994,352  5,269,190     4.94%   116,885,255 4,199,529    4.79%

Noninterest bearing liabilities
    Demand deposits                             17,573,440                         15,792,742
    Other liabilities                            1,523,413                            822,897
                                             -------------                    ---------------
Total liabilities                              161,091,205                        133,500,894
Stockholders' equity                            16,498,299                         15,393,195
                                             -------------                     --------------
Total liabilities and stockholders' equity    $177,589,504                       $148,894,089
                                              ============                       ============

Net Interest income                                         5,108,920                         4,634,225
                                                            =========                         =========
Interest rate spread                                                      3.23%                            3.58%
Interest expense as a percent of average
    earning assets                                                        4.15%                            3.98%
Net interest margin                                                       4.02%                            4.39%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1997 and 1998.
(2) Loans placed on a nonaccrual status are reflected in the balances.
(3) Annualized

                           First National Corporation

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

                Not Applicable

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         As of September 30, 1998 neither the Corporation nor the Bank was a party to any legal proceedings.

Item 2.  Not Applicable

Item 3.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the third quarter of 1998.

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

                                                 First National Corporation
                                                       (Registrant)


Date   November 12 , 1998                            /S/ Dana A. Froom
       ------------------                         ----------------------

                                                Dana A. Froom, Comptroller
                                             (Principal Accounting Officer and
                                                 Duly Authorized Officer)