Form 10-K405
period 1998-12-31
FIRST NATIONAL CORP /VA/
filed 1999-03-30
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 26, 1999, there were 788,925 shares of common stock, $5.00 par value, outstanding and the aggregate market value of common stock of First National Corporation held by nonaffiliates was approximately $ 22,981,385.

                       DOCUMENTS INCORPORATED BY REFERENCE
              1998 Annual Report to Shareholders - Parts I and II
     Proxy Statement for the 1999 Annual Meeting of Shareholders - Part III

                                    Part I

Item 1.  Business

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

      On July 8, 1985, the Bank's first branch was opened in the town of Front Royal, Virginia. The second branch was opened on July 26, 1985 in the City of Winchester, Virginia. The Bank purchased a branch in Frederick County, Virginia from First Union National Bank of Virginia on March 31, 1994. The Bank opened this former First Union branch as a full service office on July 1, 1994. A fourth branch was constructed in the town of Woodstock, Virginia and opened for business on May 30, 1995. During 1998, two additional office locations were opened. The Bank leased office space for a Loan Production Office in downtown Winchester, Virginia, which opened on March 18, 1998. Additionally, a new full-service branch facility was purchased on the north side of Winchester, Virginia. This location was opened for business on December 19, 1998.

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

      In April 1994, the Bank formed a subsidiary, First Bank Financial Services, Inc. ("Financial Services"), for the purpose of investing in Bankers Title of Fredericksburg, LLC, a title insurance company formed by a group of community banks in Virginia. This company underwrites title insurance which is sold through the banks which own the company to their customers.

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

      The Bank has offices at the following locations:

      Main Office - 112 W. King St., Strasburg, VA 22657
      Front Royal Office - 508 N. Commerce Ave., Front Royal, VA 22630 Winchester Office - 2210 Valley Ave., Winchester, VA 22601
      Kernstown Office - 3143 Valley Pike, Winchester, VA 22602
      Remote ATM site at Strasburg Square Shopping Center, Strasburg, Virginia Woodstock Office - 860 South Main Street, Woodstock, VA 22664
      Remote ATM site at Shenandoah Memorial Hospital, Woodstock, Virginia Remote ATM site at Judd's Inc., Strasburg, Virginia
      N. Loudoun Street Office - 661 N. Loudoun Street, Winchester, Virginia Winchester LPO - 9 W. Piccadilly Street, Winchester, Virginia 22601 Remote ATM site at Apple Mountain Chevron, Linden, Virginia

Competition

      The Bank is subject to intense competition from various financial institutions and other companies or firms that offer financial services. In its market area, the Company is and will be competing with several state-wide and regional banking institutions. The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and with issuers of commercial paper and securities, such as money market and mutual funds. In making loans, the Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other lenders.

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

Employees

      At December 31, 1998, a total of 87 persons were employed by the Company and the Bank in both full and part time positions. None are represented by any collective bargaining unit. The Company considers relations with its employees to be good.

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

      The subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stocks or securities as collateral for loans. The Federal Reserve possesses cease and desist powers over bank holding companies if their actions represent unsafe or unsound practices or violations of law.

      A bank holding company may not, without providing prior notice to the Federal Reserve, purchase or redeem its own stock if after the transaction the company is no longer classified as "well-capitalized."

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

      The Bank. As stated earlier in this item under "The Bank," the Bank received approval from the Federal Reserve and the SCC and converted to a state chartered bank, organized under the laws of the Commonwealth of Virginia, with membership in the Federal Reserve System. The Bank is now supervised and regularly examined by the Federal Reserve and the SCC and is subject to the laws and regulations administered by those regulatory authorities.

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

      As a state member bank subject to the regulations of the Federal Reserve Board, the Bank has to obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined in excess of that account. At December 31, 1998, the Bank had $3.5 million of retained earnings legally available for the payment of dividends.

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

                             Capital Requirements

                                                 Year Ended
                                                December 31,
                                                    1998
         Required Capital Ratios:

               Leverage Ratio                        4.00%
               Tier 1 risk-based capital ratio       4.00
               Total risk-based capital ratio        8.00

         The Company Capital Ratios:

               Leverage Ratio                         9.0%
               Tier 1 risk-based capital ratio       13.8
               Total risk-based capital ratio        14.8


      In January 1989, the Federal Reserve Board published risk-based capital guidelines in final form which are applicable to bank holding companies. The Federal Reserve Board guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. These guidelines became effective on March 15, 1989. The minimum ratio of qualified total capital to risk-weighted assets (including certain off balance sheet items, such as standby letters of credit) is 8.00%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease losses reserves. The Company's Tier 1 and total Capital ratios as of December 31, 1998 were 13.8% and 14.8%, respectively.

      In addition, the Federal Reserve Board has established minimum Leverage ratio (Tier 1 capital to quarterly average assets less goodwill) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 3.00% for bank holding companies that meet certain specific criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a Leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Leverage ratio as of December 31, 1998 was 9.0%. The guidelines also provide that a banking organization experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

      In addition, FIRREA grants numerous new or enhanced enforcement powers over financial institutions and individuals associated with them. Its criminal and civil liability provisions apply equally to banks and savings and loan associations and provide for stiffer civil fines and criminal penalties for any depository institution or any institution affiliated party who engages in or tolerates bank fraud or other wrongdoing.

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

      Depository institutions are required to establish non-capital standards for bank safety and soundness. These standards fall into three broad categories: operations and management standards for internal controls, loan documentation, and credit underwriting; asset quality, earnings and stock valuation standards; and executive compensation standards. The failure of a depository institution to meet these standards will trigger regulatory actions. Section 112 establishes guidelines for annual independent audit, annual report filings with regulatory agencies, independent audit reports and procedures, and independent audit committees.

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

      FDICIA establishes various limitations on loans to bank insiders and prescribes standards that effectively limit the risks posed by an insured bank's exposure to other insured depository institutions ("Interbank Liabilities"). FDICIA also requires advance notice of a branch closure, the establishment of incentives to provide life-line accounts to low-income customers and addresses the frequency and scope of supervisory examinations. Clearly, the ultimate impact of FDICIA will be profound.

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


Item 2.  Properties

      The principal executive offices of First National Corporation are located at 112 West King Street, Strasburg, Virginia, which is owned free of encumbrances. In addition to operating a full service banking facility at this Strasburg location, the Company operates five additional branches and a loan production office. The Company owns four of these facilities without encumbrances and leases two of the facilities. The leases, which include renewal options, expire in 2000 and 2001. See Note 14 to the Consolidated Financial Statements of the Company's 1998 Annual Report to Shareholders for additional information concerning this lease commitment.


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

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to security holders for a vote in the fourth quarter of 1998.

                                   Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Shares of the common stock of the Company are traded on the over-the-counter (OTC) market and quoted in the OTC Bulletin Board under the symbol "FXNC." However, similar to the trading of the Bank's common stock prior to its reorganization, trading of the Company's common stock is generally the result of private negotiation. Increasingly, a broker or dealer may be involved.

     The Company has a limited record of trades involving its common stock in the sense of "bid" and "asked" prices or in highs and lows. The effort to accurately disclose trading prices is made more difficult due to the fact that price per share information is not required to be disclosed to the Company when shares of its stock have been sold by holders and purchased by others. The following table summarizes the high and low sales prices of shares of the Company's common stock on the basis of trades known to the Company. The Company may not be aware of the per share price of all trades made.

                           Market Price and Dividends

                                  Sales Price ($)         Dividends ($)(1)
                                  ---------------         ----------------
                                 High         Low
                                 ----         ---
1997:
     1st quarter...............  22.75       21.08             .175
     2nd quarter...............  23.00       21.37             .175
     3rd quarter...............  24.54       21.87             .175
     4th quarter...............  29.75       23.62             .295

1998:
     1st quarter...............  34.00       27.50             .215
     2nd quarter...............  40.00       35.09             .215
     3rd quarter...............  37.25       31.00             .215
     4th quarter...............  33.00       30.63             .355
_________________
(1) The Company increased its dividend to $1.00 per share in 1998, which represented a payout ratio of 41.21%. The dividend per share and payout ratios in 1997 were $0.82 and 39.71%, respectively.

     The Company had 686 shareholders of record as of February 26, 1999.



Item 6.  Selected Financial Data

      The information required by this Item is incorporated by reference to "Table 1 - Selected Consolidated Financial Data" in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      First National Corporation (the "Company") is the holding company for First Bank (the "Bank") and First Bank Financial Services Inc. ("Financial Services"). The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 1998, 1997 and 1996 should be read in conjunction with the consolidated financial statements and related notes.

Overview

      Earnings and assets grew in 1998. Net income for 1998 was $1,904,682 compared to $1,611,322 in 1997 and $1,454,266 in 1996. Net income per share increased $0.35 in 1998 from 1997 ($2.43 per share basic and $2.42 per share diluted in 1998 versus $2.08 per share basic and diluted in 1997). The increase in earnings resulted primarily from a continuing increase in the Bank's interest income which was greater than the increase in interest expense. Return on average assets was 1.05% in 1998, 1.07% in 1997 and 1.06% in 1996. Return on average equity was 11.31% in 1998, 10.41% in 1997 and 10.36% in 1996.

      Assets grew 16.13% in 1998, in line with the increase of 16.46% in 1997. Growth occurred in both the loan portfolio where loans, net of unearned income and allowance for loan losses, increased $15.9 million to $128.4 million and in the securities portfolio which increased $6.6 million to $48.3 million. Funding for this loan growth was provided by an increase in deposits of $15.2 million and an increase in long term debt of $11.2 million.

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

      General. Net income has increased in each of the last three years. The increase in net interest income in 1996 was caused by growth in earning assets and by the funding of higher yielding assets, in part, from lower yielding assets. In 1997 and 1998 net interest income increased as the Bank continued to experience favorable asset growth.

      Net Interest Income. Net interest income, after provision for loan losses, was $6.64 million for the year ended December 31, 1998, up $0.62 million or 10.37% over the $6.02 million reported for the same period in 1997. This increase in net interest income, after provision for loan losses, resulted from an increase in interest-earning assets. In 1997 net interest income, after provision for loan losses increased 7.11% or $0.40 million from $5.62 million in 1996.

      Interest income as a percent of average earning assets declined to 8.27% in 1998 from 8.53% in 1997 following an increase in 1997 from 8.50% in 1996.

      Interest expense as a percent of average earning assets increased from 3.92% in 1996 to 4.02% in 1997 and 4.12% in 1998. Net interest margin and interest rate spread decreased in 1998 when compared to 1997 and in 1997 when compared to 1996. Net interest margin was 4.15% in 1998, 4.51% in 1997 and 4.58% in 1996. Interest rate spread was 3.36% in 1998, 3.68% in 1997 and 3.78% in 1996. The decline in yields on earning assets reflect a lower interest rate environment and management's attempt to grow the assets of the Bank while the cost of funding the growth increased.

      Provision for Loan Losses. The provision for 1998 was increased to $330,000 from $220,000 for 1997 and $120,000 for 1996. The increases were the result of management's analysis of the loan portfolio and associated risks.

      Non-Interest Income. Non-interest income increased $0.28 million or 32.42% for 1998 over 1997 compared to and increase of $0.23 million or 35.59% for 1997 over 1996.

      Non-Interest Expense. In 1998, non-interest expenses increased $0.46 million or 9.89% over 1997. The percentage increase for 1998 was in line with the 8.58% increase for 1997 or $0.37 million over 1996 considering the growth in assets of the Bank of 16.13% in 1998.

      Income Taxes. The company has adopted FASB Statement No. 109, "Accounting for Income Taxes." A more detailed discussion of the Company's tax calculation is contained in Note 9 to the consolidated financial statements.

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

Year 2000 Issues

      In 1997, First Bank, a subsidiary of First National Corporation, initiated a review and assessment of all hardware and software to confirm that it would function properly in the Year 2000. A Year 2000 project team was formed utilizing representatives from all areas of the Bank. Based on this assessment, the Bank's mainframe hardware and banking software were upgraded and tested. According to the test results, and accompanied by a letter of certification from the Bank's software provider, our core processing system has been termed Year 2000 compliant. For certain other systems, the Bank has determined that it will have to replace or modify certain pieces of hardware and/or software so that the systems will properly function in the year 2000. Systems for which the Bank relies on third party vendors, these vendors have been contacted and have indicated that the hardware and/or software will be Year 2000 compliant.

      The Bank has also contacted all significant loan and deposit customers to determine the extent to which the Bank is vulnerable to those third parties' failure to remedy their own Year 2000 issue. The Bank believes that exposure from customers who may not be Year 2000 compliant is minimal.

      The Bank plans to complete the majority of the Year 2000 project by June 30, 1999. To date, the Bank has expensed $82,280 related to the assessment and replacement of issues related to the Year 2000. An additional $127,919 has been contracted for projects to be completed by June 30, 1999. Remaining expenditures, if any, are not expected to have a material effect on the Bank's consolidated financial statements.

      The Bank continues to assess its risk from other environmental factors over which it has little direct control, such as electrical power supply, and voice and data transmission. Based on its current assessments and remediation plans, which are based in part on certain representations of third-party servicers, the Bank does not expect that it will experience a significant disruption of its operations as a result of the change to the new millennium. Although the Bank has no reason to conclude that a failure will occur, the most reasonably likely worst case Year 2000 scenario would entail a disruption or failure of the Bank's power suppliers' or voice and data transmission suppliers' capability to provide data transmission services to the Main Office, where the main computer and switchboard are located, or one of our Branch locations. If such a failure were to occur, the Bank would implement a contingency plan. While it is impossible to quantify the impact of such a scenario, the most reasonably likely worst-case scenario would entail diminishment of service levels, some customer inconvenience, and additional, as yet understood, cost associated with the implementation of the contingency plan.

      For the systems and facilities that it has determined to be most critical, the Bank expects to complete development of business contingency plans by March, 1999. These plans are then expected to be adopted by the Board of Directors of First Bank and testing finalized by June 30, 1999. These plans will conform to recently issued guidelines from the FFIEC on business contingency planning for Year 2000 readiness. Contingency plans will include, among other actions, manual workarounds and identification of resource requirements and alternative solutions for resuming critical business processes in the event of a year 2000 related failure. While the Bank will have contingency plans in place to address a temporary disruption in these services, there can be no assurance that any disruption or failure will be only temporary, that the Bank's contingency plans will function as anticipated, or that the results of operations, financial condition, or liquidity of the Bank will not be adversely affected in the event of a prolonged disruption or failure.

      Additionally, there can be no assurance that the FFIEC or other federal regulators will not issue new regulatory requirements that require additional work by the Bank and, if issued, the new regulatory requirements will not increase the cost or delay the completion of the Bank's Year 2000 project. The costs of the project and the date on which the Bank's plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability of third party vendors to correct their software and hardware, the ability of significant customers to remedy their Year 2000 issues, and similar uncertainties.

                Table 1 - Selected Consolidated Financial Data


                                                       Years Ended December 31,
                                        1998         1997        1996        1995         1994
                                           (in thousands, except ratios and per share amounts)
Income Statement Data:
  Interest income                     $14,080      $11,974     $10,833      $9,943       $8,441
  Interest expense                      7,110        5,738       5,097       4,733        3,605
  Net interest income                   6,970        6,236       5,736       5,210        4,836
  Provision for loan losses               330          220         120           0            0

  Net interest income after
  provision for loan losses             6,640        6,016       5,616       5,210        4,836
  Noninterest income                      965          867         628         811          526
  Securities gains (losses                198           11          20          (8)          73
  Noninterest expense                   5,106        4,646       4,279       4,217        4,053

  Income before income taxes            2,697        2,247       1,985       1,796        1,382
  Income taxes                            792          636         531         481          341

  Net income                           $1,905       $1,611      $1,454      $1,315       $1,041

Per Share Data:
  Net income, basic                     $2.43        $2.08       $1.88       $1.70        $1.35
    Net income, diluted                  2.42         2.08        1.88        1.70         1.35
  Cash dividends                         1.00          .82        0.70        0.60         0.52
  Book value at period end              22.31        20.81       19.16       18.02        15.74

Balance Sheet Data:
  Assets                             $191,136     $164,589    $141,329    $132,321     $122,008
  Loans, net of unearned income       128,371      112,494      98,421      85,986       76,829
  Securities                           48,263       41,699      33,742      36,619       38,441
  Deposits                            155,008      139,762     123,984     115,906      106,129
  Stockholders' equity                 17,601       16,182      14,837      13,908       12,135
  Average shares outstanding              784          776         773         771          771

Performance Ratios:
  Return on average assets               1.05%        1.07%       1.06%       1.03%        0.91%
  Return on average equity              11.31%       10.41%      10.36%      10.28%        8.66%
  Dividend payout                       41.21%       39.71%      37.19%      35.19%       38.50%

Capital and Liquidity Ratios
  Leverage                               9.02%        9.99%      10.43%      10.70%       11.19%
Risk-based capital ratios:
     Tier 1 capital                     13.78%       14.20%      15.58%      16.46%       17.89%
     Total capital                      14.76%       15.19%      16.60%      17.53%       19.27%


       Table 2 - Average Balances, Income and Expense, Yields and Rates


                                                                       Twelve Months Ended December 31,
                                                                      1998                         1997
                                                                Annual                                Annual
                                                   Average      Income/     Yield/      Average       Income/        Yield/
                                                   Balance      Expense      Rate       Balance       Expense        Rate

ASSETS
Balances at correspondent banks
  - interest bearing                              $211,408     $28,121       13.30%     $188,336      $27,828        14.78%
Securities:
    Taxable                                     40,911,545   2,489,752        6.09%   29,820,396    1,890,375         6.34%
    Tax-exempt (1)                               6,689,586     540,955        8.09%    6,364,538      540,538         8.49%
                                                ----------   ---------                ----------    ---------
        Total Securities                        47,601,131   3,030,707        6.37%   36,184,934    2,430,913         6.72%
Loans (net of earned income): (2)
    Taxable                                    122,961,198  11,108,481        9.03%  104,602,121    9,608,529         9.19%
    Tax-exempt (1)                                 150,922      16,288       10.79%      233,177       27,171        11.65%
                                               -----------  ----------               -----------    ---------
        Total Loans                            123,112,120  11,124,769        9.04%  104,835,298    9,635,700         9.19%
Federal funds sold and repurchase
    agreements                                   1,620,395      85,556        5.28%    1,359,677       72,338         5.32%
                                               -----------  ----------               -----------    ---------
    Total earning assets                       172,545,054  14,269,153        8.27%  142,568,245   12,166,779         8.53%
                                                            ----------                             ----------
Less: allowance for Loan Losses                 (1,163,943)                           (1,037,732)
Total nonearning assets                          9,844,364                             9,356,074
                                                ----------                            ----------
    Total Assets                              $181,225,475                          $150,886,587
                                              ============                          ============

LIABILITIES AND SHAREHOLDER EQUITY
Interest bearing deposits:
    Checking                                    $9,582,208    $194,980        2.03%   $9,319,003     $207,523         2.23%
    Money market savings                         6,467,845     210,531        3.26%    7,467,943      252,551         3.38%
    Regular savings                             54,901,337   2,646,451        4.82%   43,739,949    2,171,628         4.96%
    Certificates of deposit:
        Less than $100,000                      45,677,800   2,461,627        5.39%   43,408,723    2,304,884         5.31%
        $100,000 and more                       12,399,700     688,453        5.55%   12,334,619      677,710         5.49%
                                               -----------   ---------                ----------    ---------
Total interest bearing deposits                129,028,890   6,202,042        4.81%  116,270,237    5,614,296         4.83%
Fed funds purchased                                457,638      29,462        6.44%      276,025       19,612         7.11%
FHLB borrowings                                 15,374,312     878,732        5.72%    1,685,539      104,182         6.18%
                                               -----------   ---------               -----------    ---------
Total interest bearing liabilities             144,860,840   7,110,236        4.91%  118,231,801    5,738,090         4.85%
                                                             ---------                              ---------
Noninterest bearing liabilities
    Demand deposits                             17,925,343                            16,260,497
    Other liabilities                            1,596,292                               916,236
                                                ----------                            ----------
Total liabilities                              164,382,475                           135,408,534
Stockholders' equity                            16,843,000                            15,478,053
                                               -----------                           -----------
Total liabilities and
    stockholders' equity                      $181,225,475                          $150,886,587
                                              ============                          ============
Net Interest income                                         $7,158,917                             $6,428,689
                                                            ==========                             ==========
Interest rate spread                                                          3.36%                                   3.68%
Interest expense as a percent of average
    earning assets                                                            4.12%                                   4.02%
Net interest margin                                                           4.15%                                   4.51%


(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1998 and 1997.
(2) Loans placed on a nonaccrual status are reflected in the balances.

                      Table 3 - Volume and Rate Analysis


                                                         1998                                     1997
                                                                   Change in                                 Change in
                                    Volume          Rate           Income/          Volume       Rate        Income/
                                    Effect          Effect         Expense          Effect     Effect        Expense
Earning Assets:
   Due From Banks                   $1,605         $(1,312)           $293         $ 2,017    $ 1,185        $ 3,202
   Taxable Securities              670,459         (71,082)        599,377         212,206     37,674        249,880
   Tax-Exempt Securities             5,381          (4,964)            417         (23,186)   (16,859)       (40,045)
   Taxable Loans                 1,665,126        (165,174)      1,499,952         948,490     18,761        967,251
   Tax-Exempt Loans                 (9,000)         (1,883)        (10,883)        (49,114)     7,521        (41,593)
   Federal Funds Sold and
     Repurchase Agreements          13,757            (539)         13,218         (25,794)      (184)       (25,978)
                                 ---------         -------       ---------         -------     ------        -------

Total Earning Assets            $2,347,328        (244,954)     $2,102,374     $ 1,064,619    $ 48,09    $ 1,112,717
                                ----------        --------      ----------     -----------    -------    -----------

Interest Bearing Liabilities:
   Interest Checking                $5,766        $(18,309)       $(12,543)      $ (14,719)   $ 4,241    $   (10,478)
   Savings Deposits-
         Regular                    83,413         (63,927)        (42,020)        549,469    106,975        656,444
         Money Market              (33,215)         (8,805)         19,486          (2,445)         0         (2,445)
   CD's and Other Time Deposits
       $100,000 and More             3,498           7,245         612,080          63,858      4,549         68,407
       Less Than $100,000          125,145         486,935          10,743         (89,086)    (4,481)       (93,567)
                                   -------         -------         -------         -------    -------        -------
Total Interest-
        Bearing Deposits          $184,607        $403,139         587,746       $ 507,077  $ 111,284      $ 618,361

Fed Funds Purchased                 11,497          (1,647)          9,850          16,409        404         16,813
FHLB Borrowings                    781,715          (7,165)        774,550          11,160     (5,219)         5,941
                                   -------        --------         -------       ---------   --------       --------

Total Interest-
       Bearing Liabilities        $977,819        $394,327      $1,372,146       $ 534,646  $ 106,469      $ 641,115
                                  --------        --------      ----------       ---------  ---------      ---------
Change in
       Net Interest Income      $1,369,509       $(639,281)       $730,228       $ 529,973  $ (58,371)     $ 471,602
                                ==========       =========      ==========       =========  =========      =========


Financial Condition

      General. Management's plan to aggressively increase the size of the loan portfolio continued in 1998. Loans, net of unearned discounts and allowance for loan losses, increased $15.9 million or 14.11% from $112.5 million in 1997 to $128.4 million in 1998. This growth in loans was reflected in a 16.13% increase in assets during the year. Assets began the year at $164.6 million and grew $26.5 million to $191.1 million by year end.

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

      The Bank's loan portfolio is summarized in table 4 for the periods indicated.


                           Table 4 - Loan Portfolio

Loans at December 31, 1998 and 1997 are summarized as follows

                                                  1998                  1997
                                                          (thousands)

Commercial, Financial, and Agricultural         $26,217                $20,223
Real Estate Construction                          5,415                  3,583
Real Estate-Mortgage:
   Residential (1-4 Family)                      47,965                 45,133
   Non-Farm.  Non-Residential                    21,381                 17,126
   Secured by Farmland                              851                    947
Consumer                                         27,376                 26,574
All Other Loans                                     513                    461
                                               --------               --------
         Total Loans                           $129,718               $114,047
         Less Unearned Income                       121                    441
         Less Allowance for Loan Losses           1,226                  1,112
                                               --------               --------
         Loans-Net of Unearned Income          $128,371               $112,494
                                               ========               ========

      As shown in Table 4 above the total amount of commercial, financial and agricultural loans increased $6.0 million in 1998. Residential real estate mortgage loans increased $2.8 million in 1998 after increasing $1.5 million in 1997. Non-farm, non residential mortgage loans also increased in 1998 by $4.3 million and in 1997 by $0.2 million. The growth in the consumer loan area continued in 1998 with an increase of $0.8 million which was less than the increase of $5.2 million in 1997.

      There were no category of loans that exceeded 10% of outstanding loans at December 31, 1998 which were not disclosed in Table 4.

               Table 5 - Remaining Maturities of Selected Loans

                                   At December 31, 1998
                           Commercial
                           Financial, and          Real Estate
                           Agricultural            Construction
                                  (Dollars in Thousands)

Within 1 Year:             $  8,080                   $5,415
Variable Rate:
   1 to 5 Years            $  1,238                  $   - -
   After 5 Years                 88                      - -
Total                      $  1,326                  $   - -

Fixed Rate:
   1 to 5 Years            $ 14,745                  $   - -
   After 5 Years              2,066                      - -
Total                      $ 16,811                  $   - -

Total Maturities           $ 26,217                  $ 5,415


      Asset Quality. The Allowance for Loan Losses ("ALL") balance at December 31, 1998 was $1,226,196, representing 0.95% of total loans and 223% of non-performing assets. At December 31, 1997, these amounts were 0.98 and 114%. These amounts were 0.98% and 115% at December 31, 1996.

      Total losses charged against the ALL in 1998 were $233,306 compared to $97,008 in 1997, and $62,825 in 1996. Recoveries, consisting of the recovery of principal on loans previously charged against the allowance, totaled $17,184 in 1998, $14,914 in 1997, and $ 16,425 in 1996.

      Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover any projected losses within the total loan portfolio.

      Allowance for Loan Losses. Changes in the allowance for loan and lease losses are detailed in Table 6.

                     Table 6 - Allowance For Loan Losses
                          (in thousands of dollars)

                                                      At December 31,
                                                    1998          1997
                                                    ----          ----

Balance, Beginning of Period                       $1,112         $ 974
  Loans Charged-Off
     Commercial, Financial and Agricultural            65             5
     Real Estate-Construction                          --            --
     Real Estate-Mortgage
       Residential (1-4 Family)                        30            --
       Non-Farm, Non Residential                       --            --
       Secured by Farmland                             --            --
     Consumer                                         138            92
     All Other Loans                                   --            --
                                                   ------         -----

       Total Loans Charged Off                        233            97
                                                   ------         -----

  Recoveries
     Commercial, Financial and Agricultural            --             2
     Real Estate-Construction                          --            --
     Real Estate-Mortgage
       Residential (1-4 Family)                        --             1
       Non-Farm, Non-Residential                       --            --
       Secured by Farmland                             --            --
     Consumer                                          17            12
     All Other Loans                                   --            --
                                                   ------         -----

       Total Recoveries                                17            15
                                                   ------         -----

   Net Charge-Offs                                    216            82
   Provision For Loan Losses                          330           220
                                                   ------         -----

Balance, End of Period                             $1,226        $1,112
                                                   ======        ======

Ratio of net charge-offs (recoveries)
during the period to average loans outstanding
during the period                                    0.18%         0.08%


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

      Table 7 shows the balance and percentage of the Bank's allowance for loan losses allocated to each major category of loans.

              Table 7 - Allocation of Allowance For Loan Losses


                                        1998                               1997
                                           Percent of                         Percent of
                                           Loans in Each                      Loans in Each
                                           Category to                        Category to
                             Allowance     Total Loans         Allowance      Total Loans
                             ---------     -------------       ---------      -------------
                                                 (Dollars in Thousands)
Commercial, Financial
 And Agricultural              $405            20.21%             $401            17.73%
Real Estate-Construction         --             4.17%               --             3.14%
Real Estate-Mortgage            504            54.12%              390            55.43%
Consumer                        298            21.10%              309            23.30%
All Other                        19             0.40%               12             0.40%
Unallocated                      --               --                --               --
                            -------           ------           -------           ------
                            $ 1,226           100.00%          $ 1,112           100.00%
                            =======           ======           =======           ======


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

      Impairment of loans having recorded investments of $164,569 at December 31, 1998 has been recognized in conformity with FASB Statement No. 114. The average recorded investment in impaired loans during 1998 was $195,574. The total allowance for loan losses related to these loans was $78,228 on December 31, 1998. There was no interest income on impaired loans recognized for cash payments received in 1998. There were no impaired loans in 1997.

      Non-accrual loans excluded from impaired loan disclosure under FASB 114 totaled $42,385 and $23,642 at December 31, 1998 and 1997, respectively. If interest on these loans had been accrued, such income would have approximated $1,326 and $3,490 for 1998 and 1997. The Bank has allocated a portion of the Allowance for Loan Losses to cover anticipated losses from these loans and is included in Table 7 above.

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

                       Table 8 - Non-Performing Assets

                                                           At December 31,
                                                          1998           1997
                                                          ----           ----
                                                        (Dollars in Thousands)

Nonaccrual Loans                                        $207            $ 23
Restructured Loans                                        --              37
Foreclosed Property                                      343             919
                                                        ----            ----
Total Nonperforming Assets                              $550            $979
                                                        ====            ====
Loans Past Due 90 Days Accruing Interest                $213            $717

Allowance for Loan Losses to Period End Loans           0.95%           0.98%

Nonperforming Assets to Period End Loans                0.42%           0.85%
  and Foreclosed Properties

Net Charge-Offs (Recoveries) to Average Loans           0.18%           0.08%


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

                        Table 9 - Securities Portfolio

                                                      Years Ended December 31
                                                      (Dollars in Thousands)
                                                      1998              1997
                                                      ----              ----
Book Value:
Securities Held to Maturity
    U.S.  Government Securities                       $ 19             $1,662
    States and Political Subdivisions                    0                  0
                                                      ----             ------
       Total Securities Held to Maturity              $ 19             $1,662
                                                      ====             ======
Securities Available for Sale
    U.S.  Government Securities                    $40,140            $32,162
    States and Political Subdivisions                6,884              6,785
    Other Securities                                 1,219              1,090
                                                    ------            -------
       Total Securities Available for Sale         $48,243            $40,037
                                                   =======            =======
       Total Securities                            $48,262            $41,699
                                                   =======            =======

          Investment Portfolio Maturity Distribution/Yield Analysis
                         Year Ended December 31, 1998


                                                                                             Over Ten Years
                                    One Year or        One to Five          Five to Ten        And Equity
                                       Less               Years                Years           Securities          Total

Held to Maturity Securities
U.S.  Government Securities
   Amortized Cost                       0                  0                    19                 0                  19
   Market Value                         0                  0                    19                 0                  19
   Weighted Ave.  Yield              0.00%              0.00%                 6.99%             0.00%


Available for Sale Securities
U.S.  Government Securities
   Amortized Cost                   3,081             20,148                14,810             1,928              39,967
   Market Value                     3,110             20,279                14,817             1,934              40,140
   Weighted Ave.  Yield              6.36%              5.96%                 6.38%             6.64%

State and Political Subdivisions
   Amortized Cost                     625                280                 1,831             3,823               6,559
   Market Value                       631                303                 1,960             3,990               6,884
   Weighted Ave.  Yield (1)          9.43%              8.70%                 7.84%             7.68%

Other Securities
   Amortized Cost                       0                  0                     0             1,192               1,192
   Market Value                         0                  0                     0             1,219               1,219
   Weighted Ave.  Yield              0.00%              0.00%                 0.00%             5.40%

Total Portfolio
   Amortized Cost                    3706              20428                 16660              6943              47,736
   Market Value                      3741              20582                 16796              7143              48,262
   Weighted Ave.  Yield (1)          6.88%              6.00%                 6.54%             7.00%


(1) Yields on tax exempt securities have been computed on a tax-equivalent basis.


      This schedule has been prepared using the contractual maturities for all securities with the exception of mortgaged-backed securities (MBS's) and collateralized mortgage obligations (CMO's). Both MBS and CMO securities were recorded using dealer median prepayment speed assumptions, which is an industry standard.

      As of December 31, 1998, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios.

      Deposits. The Bank has made an effort in recent years to increase core deposits and reduce costs of funds. Deposits provide funding for the Company's investments in loans and securities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

      Deposits at December 31, 1998 were $155.0 million, an increase of $15.2 million or 10.91% from $139.8 million at December 31, 1997. All deposit types increased in 1998. Noninterest bearing demand deposits grew $2.6 million or 15.24% while savings and interest bearing demand deposits grew $6.7 million or 9.81%. Time deposits grew $6.0 million or 10.93%.

      The following tables are a summary of average deposits and average rates paid.

                  Table 10 - Average Deposits and Rates Paid

                                                    December 31,
                                              1998              1997
                                               (Dollars in Thousands)
                                     Amount       Rate        Amount       Rate

Noninterest Bearing Deposits        $17,925         --       $16,260         --
                                    -------                  -------

Interest Bearing Deposits
    Interest Checking                $9,582       2.03%       $9,319       2.23%
    Money-Market                      6,468       3.26%        7,468       3.38%
    Regular Savings                  54,901       4.82%       43,740       4.96%
    Time Deposits
       Less than $100,000            45,678       5.39%       43,408       5.31%
       $100,000 and more             12,400       5.55%       12,335       5.49%
                                     ------                   ------
Total Interest Bearing             $129,029       4.81%     $116,271       4.83%
                                   --------                 --------

       Total                       $146,954                 $132,531
                                   ========                 ========


                   Maturities of CD's of $100,000 and More

                        Within    Three to   Six to         Over
                        Three     Six        Twelve         One
                        Months    Months     Months         Year         Total

At December 31, 1998    $1,694    $1,853     $3,473       $4,243        $11,263


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

      At December 31, 1998, cash, interest bearing and non-interest bearing deposits with banks, federal funds sold, investments in Treasury securities, and loans maturing within one year were $86.6 million. As of December 31, 1998, approximately 32.46% or $42.1 million of the loan portfolio would mature or reprice within a one year period.

      Non-deposit sources of funds in use at December 31, 1998 consisted of four Federal Home Loan Bank advances. Two of the advances are fixed rate, amortizing advances which were specifically used to fund loan growth. One of these advances was in the amount of $1.5 million and maintains an interest rate of 6.25% and a maturity date of December 12, 2005. The other advance was in the amount of $1.3 million and maintains an interest rate of 6.23% and a maturity date of April 1, 2013. The remaining two advances are convertible advances which maintain a fixed rate for an agreed contract term. Thereafter, and until the maturity date, the Federal Home Loan Bank may convert the advances to a floating rate advance. If the Federal Home Loan Bank chooses to exercise its option to convert the rate, the Bank may prepay the advances with no penalty. One of these advances was used to fund a $10.0 million growth strategy in the investment portfolio. The other convertible advance funded additional loan growth. The $10.0 million convertible advance used for growth strategy maintains a current rate of 5.515% and a maturity of March 17, 2008. The second convertible advance was in the amount of $5.0 million and maintains a current rate of 5.58% and a maturity date of December 16, 2002.

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

      The Board of Governors of the Federal Reserve System has adopted capital quidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of risk-weighted assets to total capital of 14.76% at December 31, 1998 and a ratio of risk-weighted assets to Tier 1 capital of 13.78%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

                        Table 11- Analysis of Capital

                                              Year End December 31,
                                               1998         1997
                                             (Dollars in Thousands)
Tier 1 Capital
   Common Stock                              $3,945        $3,888
   Surplus                                    1,417         1,187
   Retained Earnings                         11,892        10,772
                                            -------       -------
   Total Tier 1 Capital                     $17,254       $15,847
Tier 2 Capital:
   Allowance for Loan Losses (1)              1,226         1,112
                                            -------       -------
   Total Risk Based Capital                 $18,480       $16,959
                                            =======       =======
Risk-Weighted Assets                       $125,213      $111,572
Capital Ratios:
   Tier 1 Risk-Based Capital Ratio             13.8%         14.2%
   Total Risk-Based Capital Ratio              14.8%         15.2%

   Tier 1 Capital to Average Total Assets       9.0%         10.0%
--------------
(1) Limited to 1.25% of risk weighted assets.


      New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has not determined whether to adopt the new statement early. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

      Because the Company does not use derivative's, management does not anticipate that the adoption of the new Statement will have any effect on the Company's earnings or financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      The Company is a small business issuer, as defined in Rule 405 under the Securities Act of 1933, as amended, and Rule 12b-2 under the Securities Exchange Act of 1934, as amended, and, accordingly, has not provided the information required by this Item.


Item 8.  Financial Statements and Supplementary Data

      Pursuant to General Instruction G(2), information required by this Item is incorporated by reference from pages 6 to 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998.


Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

      None



                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Pursuant to General Instruction G(3), the information called for this Item is incorporated herein by reference from pages 2, 3 and 5 of the Company's proxy statement dated March 3, 1999, for the Company's Annual Meeting of Shareholders held April 6, 1999.


Item 11.  Executive Compensation

      Pursuant to General Instruction G(3), the information called for this Item is incorporated herein by reference from pages 6 and 7 of the Company's proxy statement dated March 3, 1999 for the Company's Annual Meeting of Shareholders held April 6, 1999.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Pursuant to General Instruction G(3), the information called for this Item is incorporated herein by reference from pages 3 and 4 of the Company's proxy statement dated March 3, 1999, for the Company's Annual Meeting of Shareholders held April 6, 1999.


Item 13.  Certain Relationships and Related Transactions

      Pursuant to General Instruction G(3), the information called for this Item is incorporated herein by reference from page 7 of the Company's proxy statement dated March 3, 1999, for the Company's Annual Meeting of Shareholders held April 6, 1999.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a) The following documents required in Part II, Item 8, are incorporated by reference to pages 6 through 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998:

   1. Financial Statements                                               Page
      Report of Independent Certified Public Accountants                  6
      First National Corporation and Subsidiaries:
      Consolidated Balance Sheets at December 31, 1998 and 1997           7
      Consolidated Statements of Income for the years ended
      December 31, 1998, 1997 and 1996                                    8
      Consolidated Statements of Cash Flows for the years
      ended December 31, 1998, 1997 and 1996                          9 and 10
      Consolidated Statements of Changes in Stockholders'
      Equity for the years ended December 31, 1998, 1997 and 1996        11
      Notes to Financial Statements                                    12 - 23

   2. Financial Statement schedules

      All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

   3. Exhibits

      The following documents are attached hereto or incorporated herein by reference as Exhibits:

   3.1 Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Company's Form 10 filed with the SEC on May 2, 1994).
   3.2 Bylaws (incorporated herein by reference to Exhibit 3 to the Company's Form 10 filed with the SEC on May 2, 1994).
   4.1 Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company's Form 10 filed with SEC on May 2, 1994).
   13.1 Annual Report to Shareholders for the year ended December 31, 1998.
   21.1 Subsidiaries of the Company (incorporated herein by reference to
        Exhibit 1 to the Company's Form 10 filed with SEC on May 2, 1994).
   27   Financial Data Schedule (filed electronically only).

(b)   Reports on Form 8-K

      No Reports on Form 8-K were filed during the quarter ended December 31, 1998.

      With the exception of the information herein expressly incorporated by reference, the 1998 Annual Report to Shareholders and the Proxy Statement for the 1999 Annual Meeting of Shareholders are not to be deemed filed as part of this Annual Report on Form 10-K.

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

                                           First National Corporation
                                           Strasburg, Virginia


                                           by   /S/ Harry S. Smith
                                               -----------------------
                                                    Harry S. Smith
                                                    President and Chief
                                                    Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                       Date


/S/ Harry S.  Smith                                    3/29/99
   ----------------          President and
    Harry S.  Smith          Chief Executive Officer
                             (Principal Executive Officer)

/S/ Stephen Pettit                                     3/29/99
   ---------------           Comptroller and Chief
    Stephen Pettit           Accounting Officer
                             (Principal Financial and
                             Accounting Officer)

/S/ Noel M. Borden                                     3/29/99
   ---------------           Chairman of the Board
    Noel M.  Borden          Director


/S/ Douglas C. Arthur                                  3/29/99
   ------------------        Vice Chairman of the Board
    Douglas C. Arthur        Director



    --------------------     Director
    Dr. Byron A. Brill


/S/ Elizabeth H. Cottrell                              3/29/99
    ---------------------    Director
    Elizabeth H. Cottrell



    ---------------------    Director
    Dr. James A. Davis


/S/ Christopher E. French                              3/29/99
    ----------------------   Director
    Christopher E. French



    ---------------------    Director
    Charles E. Maddox, Jr.



    -----------------        Director
    W. Allen Nicholls


/S/ Henry L. Shirkey                                   3/29/99
    -----------------        Director
    Henry L. Shirkey


/S/ Alson H. Smith, Jr.                                3/29/99
    ---------------------    Director
    Alson H. Smith, Jr.

                                 EXHIBIT INDEX

Number         Document
------         --------

3.1 Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Company's Form 10 filed with the SEC on May 2, 1994).

3.2 Bylaws (incorporated herein by reference to Exhibit 3 to the Company's Form 10 filed with the SEC on May 2, 1994).

4.1 Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company's Form 10 filed with the SEC on May 2, 1994).

13.1           Annual Report to Shareholders for the year ended December 31,
               1998.

21.1 Subsidiaries of the Company (incorporated herein by reference to Exhibit 1 to the Company's Form 10 filed with the SEC on May 2, 1994).

27             Financial Data Schedule (filed electronically only).