Form 10-Q
period 1999-03-31
FIRST NATIONAL CORP /VA/
filed 1999-05-17
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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

                      Class: Common stock, $5.00 par value
                    Outstanding as of April 30, 1999: 789,692

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

                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)



                                                            Three Months Ended
                                                    March 31, 1999       March 31, 1998


Interest Income
Interest and Fees on Loans                                $2,772        $2,567
Interest on Federal Funds Sold                                48             4
Interest on Deposits in Banks                                  6             6
Interest and Dividends on Investment Securities
Available for Sale
Taxable                                                      633           499
Non Taxable                                                   90            89
Held to Maturity
Taxable                                                       --            19
Non Taxable                                                   --            --
                                                          ------        ------

Total Interest Income                                      3,549         3,183

Interest Expense
Interest on Savings Deposits and Interest
Bearing Demand Deposits                                      725           756
Interest on Time Deposits of $100,000 or more  156           162
Interest on All Other Time Deposits                          657           555
Interest on Federal Funds Purchased                           --            16
Interest on Long-term Debt                                   258           116
                                                          ------        ------

Total Interest Expense                                     1,796         1,605
                                                          ------        ------

Net Interest Income                                        1,753         1,578
                                                          ------        ------
   Provision for Loan Losses                                 123            69
                                                          ------        ------

     Net Interest Income After Provisions
        for Loan Losses                                    1,630         1,509

Other Operating Income
Service Charges                                              151           142
Profits on Securities Available for Sale                      --            12
Other Operating Income                                       128           124
                                                          ------        ------

Total Operating Income                                       279           278

Other Operating Expenses
Salaries and Employee Benefits                               633           662
Occupancy Expense                                             76            65
Equipment Expense                                            126           123
Other                                                        424           401
                                                          ------        ------

Total Operating Expenses                                   1,259         1,251

Income Before Income taxes                                   650           536

Income Taxes                                                 201           162
                                                          ------        ------

Net Income                                                $  449        $  374
                                                          ======        ======
Per Share Data

Earnings Per Common Share, basic                          $ 0.57        $ 0.48
                                                          ======        ======
Earnings Per Common Share, diluted                        $ 0.57        $ 0.48
                                                          ======        ======
Cash Dividends                                             0.260         0.215
                                                          ======        ======






The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)



                                                     March 31, 1999      December 31, 1998


         ASSETS
Cash and due from banks                                  $  3,466        $  5,026
Federal Funds Sold                                          2,308           2,859
Investment Securities
   Available for Sale                                      57,476          48,244
   Held to Maturity                                            --              19
Loans Net of Unearned Discount                            130,347         129,597
   Less: Allowance for Loan Losses                          1,164           1,226
                                                         --------        --------
       Net Loans                                          129,183         128,371

Bank Premises and Equipment                                 4,285           4,318
Interest Receivable                                         1,139           1,151
Other Real Estate                                             343             343
Other Assets                                                  997             805
                                                         --------        --------
   Total Assets                                          $199,197        $191,136
                                                         ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Demand Deposits
       Non-Interest Bearing                              $ 18,574        $ 19,555
       Interest Bearing                                    18,124          16,865
   Savings Deposits                                        62,916          58,126
   Certificates of Deposit of
     $100,000 and over                                     12,753          11,263
   All Other Time Deposits                                 49,340          49,199
                                                         --------        --------

       Total Deposits                                    $161,707        $155,008

Federal Home Loan Bank Advance                             18,691          17,710
Accrued Expenses                                            1,197             817
                                                         --------        --------

       Total Liabilities                                 $181,595        $173,535
                                                         --------        --------

Stockholders' Equity
   Common Stock, Par Value $5 per Share;
    Authorized 2,000,000 Shares, 789,692
      Shares Issued and Outstanding                      $  3,949        $  3,945
   Surplus                                                  1,437           1,417
   Accumulated Other Comprehensive Income                      80             347
   Undivided Profits                                       12,136          11,892
                                                         --------        --------

       Total Stockholders' Equity                        $ 17,602        $ 17,601
                                                         --------        --------
       Total Liabilities and Stockholders' Equity        $199,197        $191,136
                                                         ========        ========


The Accompanying Notes Are An Integral Part of These Statements

                           FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)


                                                                          THREE MONTHS ENDED
                                                                   March 31, 1999      March 31, 1998


CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                            $    449             $    374
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                           106                  118
   Provision for loan losses                                               123                   69
   Change in assets and liabilities
      (Increase) in interest receivables                                    12                  145
      (Increase) in other assets                                          (145)                (402)
      Increase in accrued expenses                                         517                  647
                                                                      --------             --------
Net Cash Provided by Operating Activities                             $  1,062             $    951
                                                                      --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities-available for sale                   $     --             $  2,409
Proceeds from maturities and principal payments on
       securities-available for sale                                     2,808                5,826
Purchases of securities-available for sale                             (12,492)             (12,435)
Proceeds from maturities and principal
      payments on securities-held to maturity                               19                  673
Purchases of bank premises and equipment                                   (72)                 (80)
Net (increase) in loans                                                   (935)              (5,564)
(Increase) in federal funds sold                                           551               (3,463)
                                                                      --------             --------
Net Cash (Used in) Investing Activities                               $(10,121)            ($12,634)
                                                                      --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits, NOW accounts,
   and savings accounts                                                  5,069                1,861
Net increase (decrease) in certificates of deposit                       1,630                 (320)
Net increase (decrease) in long-term borrowings                            981               11,294
Net proceeds from issuance of common stock                                  24                    0
Cash dividends paid                                                       (205)                (167)
Net (decrease) in federal funds purchased                                   --               (1,416)
                                                                      --------             --------

Net Cash Provided by Financing Activities                             $  7,499             $ 11,252
                                                                      --------             --------

Increase (Decrease) in Cash and Cash Equivalents                      $ (1,560)            $    431

CASH AND CASH EQUIVALENTS:
Beginning                                                                5,026                3,623
                                                                      --------             --------
Ending                                                                $  3,466             $  3,192
                                                                      ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:

   Interest                                                           $  1,762             $  1,308
                                                                      ========             ========

   Income Taxes                                                       $      0             $      0
                                                                      ========             ========



The Accompanying Notes Are An Integral Part of These Statements

                           FIRST NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (IN THOUSANDS OF DOLLARS)
                   Three Months Ended March 31, 1999 and 1998



                                                                   Accumulated
                                                                       Other
                                              Common     Capital  Comprehensive  Retained    Comprehensive
                                               Stock     Surplus       Income    Earnings        Income          Total


Balances, December 31, 1997                    $3,888     $1,187       $335       $10,772                      $16,182

Comprehensive income:
    Net income                                                                        374          374             374
Other comprehensive income  net of tax:
    Unrealized loss on securities
    Available for sale                                                                             (25)            (25)
    Reclassification adjustment                                                                     12              12
                                                                                                 ------

Other comprehensive income, net of tax                                  (13)                       (13)
                                                                                                 -------
Total comprehensive income                                                                         361
                                                                                                 =======

Issuance of authorized common stock
    dividend reinvestment plan

Cash dividends declared                                                              (167)                        (167)
                                               -------    -------     -----       -------                      --------
Balances, March 31, 1998                       $3,888     $1,187       $332       $10,979                      $16,376
                                               ======     ======       ====       =======                      =======



Balances, December 31, 1998                     3,945     $1,417       $347       $11,892                      $17,601

Comprehensive income:
    Net Income                                                                        449          449             449
Other comprehensive income,
    net of tax:
Unrealized loss on securities
     available for sale                                                                           (267)           (267)
Reclassification adjustment
for gains realized in net income                                                                     0               0
                                                                                                  -----

Total comprehensive income, net of tax                                 (267)                      (267)
                                                                                                --------

Total comprehensive income                                                                         182
                                                                                                =========



Issuance of authorized common stock
    Dividend reinvestment plan                      4         20                                                    24

Cash dividends declared                                                              (205)                        (205)
                                               ------     ------       ----       -------                      --------
Balances, March 31, 1998                       $3,949     $1,437       $ 80       $12,136                      $17,602
                                               ======     ======       ====       =======                      ========


The Accompanying Notes Are An Integral Part of These Statements

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Interim Financial Statements

       The accompanying consolidated financial statements of First National Corporation and its subsidiaries have not been audited by independent accountants, except for the balance sheet at December 31, 1998. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 1999 and 1998 the company's financial position at March 31, 1999 and December 31, 1998, and the cash flows for the three month periods ended March 31, 1999 and 1998. These adjustments are of a normal recurring nature.

Note 2. Securities as of March 31, 1999 and December 31, 1998 are summarized below:



                                                                                                      (000 Omitted)

                                                      March 31, 1999                                  December 31, 1998
                                                      --------------                                  -----------------
                                                                        Unrealized                Unrealized
                                              Cost          Market      Gain (Loss)        Cost          Market       Gain (Loss)
                                            -------         ------      -----------       ------         ------       -----------

Securities Available For Sale

   U. S. Treasury Securities                $     0        $     0        $     0         $     0        $     0        $     0
   U. S. Agency Securities                   48,157         47,986        ($  171)         39,966         40,140        $   174
   Obligation of State and Political
       Subdivisions                           7,964          8,226        $   262           6,559          6,884        $   325
   Corporate Securities                           4             34        $    30               4             31        $    27
   Other Securities                           1,351          1,351        $     0           1,188          1,188        $     0
------------------------------------        -------        -------        -------         -------        -------        -------
Total Securities Available for Sale         $57,476        $57,597        $   121         $47,717        $48,243        $   526

Securities Held to Maturity
   U. S. Agency Securities                        0              0        $     0              19             19        $     0
                                            -------        -------        -------         -------        -------        -------

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                   (000 Omitted)

                                                          March 31, 1999   December 31, 1998
Real estate loans:
  Construction and land development                           $  6,610        $  5,415
  Secured by farm land                                             848             851
  Secured by 1-4 family residential                             50,276          47,965
  Other real estate loans                                       19,561          21,381
Loans to farmers (except those secured by real estate)             474             585
Commercial and industrial loans
        (except those secured by real estate)                   24,034          25,632
Loans to individuals for personal expenditures                  27,702          27,376
All other loans                                                    925             513
                                                              --------        --------
         Total loans                                          $130,430        $129,718
Less unearned income reflected in loans                             83             121
                                                              --------       ----------
          Loans, net of unearned income                       $130,347        $129,597
                                                              ========       ==========



The Bank had loans in a Nonaccrual category of $42,385 on December 31, 1998 and $ 16,000 on March 31, 1999.


Note 4.   Allowance for Loan Losses

          Analysis of the Allowance for Loan Losses


                                               For the Three Months Ended
                                                               (000 Omitted)

                                             March 31, 1999   March 31, 1998

   Balance at Beginning of Period                 $1,226         $1,112

   Charge-Offs                                       196             44

   Recoveries                                         11              2
                                                --------        -------

   Net Charge-Offs                                   185             42

   Provision for Loan Losses                         123             69
                                                --------       --------

   Balance at End of Period                       $1,164         $1,140
                                                ========         ======

                          FIRST NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Corporation has not determined whether to adopt the new statement early. The Statement will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because the Corporation does not use derivatives, management does not anticipate that the adoption of the new Statement will have any effect on the Corporation's earnings or financial position.

   In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires the costs of start-up activities and organization costs to be expensed as incurred. This SOP is not expected to have a material impact on the Company's financial statements.

                          FIRST NATIONAL CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Net income for the first quarter of 1999 was $449 thousand compared to $374 thousand in the first quarter of 1998. This represents an increase of 20.0% which is attributable to an increase in net interest income during the first quarter of 1999. Interest and fees on loans, the largest component of interest income, increased $366 thousand during the period, while interest on deposits, the largest component of interest expense, increased $191 thousand resulting in an increase in net interest income of $175 thousand. Management increased the provision to the allowance for loan losses by $54 thousand as a result of growth in the loan portfolio. Total other noninterest expenses increased $8 thousand, slightly faster than total other noninterest income which increased $1 thousand.

Yields, Rates and Net Interest Margin

   Interest rates on loans have remained relatively stable during 1999 and in comparison with the first quarter of 1998, the yield on the loan portfolio declined from 8.88% in 1998 to 8.56% in 1999. At the same time the cost of interest bearing deposits decreased from 4.84% in the first quarter of 1998 to 4.45% in the same period of 1999. While the yield on earning assets declined 46 basis points from 8.23% in 1998 to 7.77% in 1999, the cost of interest bearing liabilities decreased 31 basis points from 4.90% in 1998 to 4.59% in 1999 . This resulted in a decrease in the bank's interest rate spread from 3.33% in 1998 to 3.18% in 1999 . Interest expense as a percentage of average earning assets decreased from 4.09% in 1998 to 3.88% in 1999. The bank's net interest margin decreased from 4.14% in 1998 to 3.89% in 1999.

Future Operations

   During June of this year (1999), First Bank plans to open a second full service branch in Woodstock, Virginia which will enhance the banks position in this growing market in the center of the Shenandoah Valley. A banking office will be leased at the north Woodstock Shopping Center. This is an attractive site and will soon become home to the Shenandoah County Administrative Offices


Year 2000 Information

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

The Bank plans to complete the majority of the Year 2000 project by June 30, 1999. To date, the Bank has expensed $132,280 related to the assessment and replacement of issues related to the Year 2000. An additional $77,919 has been contracted for projects to be completed by June 30, 1999. Remaining expenditures, if any, are not expected to have a material effect on the Bank's consolidated financial statements.

The Bank continues to assess its risk from other environmental factors over which it has little direct control, such as electrical power supply, and voice and data transmission. Based on its current assessments and remediation plans, which are based in part on certain representations of third-party servers, the Bank does not expect that it will experience a significant disruption of its operations as a result of the change to the new millennium. Although the Bank has no reason to conclude that a failure will occur, the most reasonably likely worst case Year 2000 scenario would entail a disruption or failure of the Bank's power suppliers' or voice and data transmission suppliers' capability to provide data transmission services to the Main Office, where the main computer and switchboard are located, or one of our Branch locations. If such a failure were to occur, the Bank would implement a contingency plan. While it is impossible to quantify the impact of such a scenario, the most reasonably likely worst-case scenario would entail diminishment of service levels, some customer inconvenience, and additional, as yet understood, cost associated with the implementation of the contingency plan.

For the systems and facilities that it has determined to be most critical, the Bank completed development of business contingency plans in March, 1999. These plans are expected to be adopted by the Board of Directors of First Bank in April, with testing of the plan an ongoing priority for the rest of 1999. These plans will conform to recently issued guidelines from the FFIEC on business contingency planning for Year 2000 readiness. Contingency plans will include, among other actions, manual workarounds and identification of resource requirements and alternative solutions for resuming critical business processes in the event of a year 2000 related failure. While the Bank will have contingency plans in place to address a temporary disruption in these services, there can be no assurance that any disruption or failure will be only temporary, that the Bank's contingency plans will function as anticipated, or that the results of operations, financial condition, or liquidity of the Bank will not be adversely affected in the event of a prolonged disruption or failure.

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

                           FIRST NATIONAL CORPORATION
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES


                                                                                Three Months Ended March 31,
                                                                               ------------------------------
                                                                          1999                       1998

                                                                        Annual                                 Annual
                                                         Average        Income/       Yield/      Average      Income/     Yield/
                                                         Balance        Expense       Rate(3)     Balance      Expense     Rate(3)
                                                        ---------       -------       ------      --------     --------    ------

ASSETS
Balances at correspondent banks-interest bearing     $    245,738    $    6,484      10.55%     $    398,561  $    5,910      5.93%

Securities:
       Taxable                                         44,257,866       632,550       5.72%       33,724,641     517,507      6.14%
                Tax-exempt (1)                          7,047,827       136,912       7.77%        6,521,469     135,056      8.28%
                                                      -----------       -------       -----      -----------     -------      -----
                Total Securities                       51,305,693       769,462       6.00%       40,246,110     652,563      6.49%

Loans (net of earned income): (2)
       Taxable                                        129,402,662     2,769,565       8.56%      115,556,924   2,563,362      8.87%
       Tax-exempt (1)                                     111,475         3,342      11.99%          173,423       5,097     11.76%
                                                     ------------    ----------      ------     ------------  ----------     ------
                Total Loans                           129,514,137     2,568,459       8.56%      115,730,347   2,568,459      8.88%
Fed funds sold and repurchase
       agreements                                       4,025,256        48,438       4.78%          749,889       4,147      2.21%
                                                     ------------    ----------       -----      -----------  ----------       ----
       Total earning assets                           185,117,824     3,597,292       7.77%      157,124,907   3,231,079      8.23%
Less: allowance for Loan Losses                        (1,254,022)                                (1,133,756)
Total nonearning assets                                10,349,476                                  9,584,889
                                                     ------------                              -------------
       Total Assets                                  $194,213,278                               $165,576,040
                                                     ============                               ============

LIABILITIES AND SHAREHOLDER EQUITY
       Interest bearing deposits:
       Checking                                       $10,537,969       $42,582       1.62%       $9,331,681     $51,615      2.22%
       Money market savings                             6,387,631        48,003       3.01%        6,848,577      52,527      3.36%
       Regular savings                                 60,273,968       635,662       4.22%       38,013,418     652,669      5.01%
       Certificates of deposit:
                Less than $100,000                     49,544,628       656,728       5.30%       43,986,481     554,617      5.25%
                $100,000 and more                      11,458,861       155,583       5.43%       12,125,661     162,273      5.47%
                                                       ----------       -------       -----    -------------  ----------      -----
Total interest bearing deposits                       138,203,057     1,538,558       4.45%      110,305,818   1,473,701      4.84%

Fed funds purchased                                            --            --      --            1,071,367      15,760      5.88%
Long term borrowings                                   18,270,301       257,509       5.64%        8,154,929     115,817      5.68%
                                                       ----------       -------       -----    -------------  ----------      ------
Total interest bearing liabilities                    156,473,358     1,796,067       4.59%      130,998,787   1,605,278      4.90%

Noninterest bearing liabilities
       Demand deposits                                 18,547,760                                 16,330,343
       Other liabilities                                1,485,784                                  1,967,707
                                                     ------------                              -------------
Total liabilities                                     176,506,902                                149,296,837
Stockholders' equity                                   17,706,376                                 16,729,203
                                                     ------------                              -------------
Total liabilities and stockholders' equity           $194,213,278                               $165,576,040
                                                     ============                               ============

Net Interest income                                                   1,801,225                                1,625,801
                                                                      =========                                =========
Interest rate spread                                                                  3.18%                                   3.33%
Interest expense as a percent of average
       earning assets                                                                 3.88%                                   4.09%
Net interest margin                                                                   3.89%                                   4.14%


(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1998 and 1999.
(2) Loans placed on a nonaccrual status are reflected in the balances.
(3) Annualized

                           First National Corporation

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                  As of March 31, 1999 neither the Corporation nor the Bank was a party to any legal proceedings.

ITEM 2. NOT APPLICABLE

ITEM 3. NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  First National Corporation's annual meeting of shareholders was held on Tuesday, April 6, 1999 in Warren County, Virginia. Information relating to the solicitation of proxies required by this item is incorporated by reference from the Corporation's proxy statement dated February 19, 1999 for the Corporation's Annual Meeting of Shareholders held April 6, 1999, filed with the Commission on March 16, 1999.

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

                                              First National Corporation
                                                     (Registrant)


Date       May 13, 1999                           /s/ Stephen C. Pettit
     ----------------------                   ---------------------------------
                                                Stephen C. Pettit, Comptroller
                                              (Principal Accounting Officer and
                                                  Duly Authorized Officer)