Form 10-Q
period 1999-06-30
FIRST NATIONAL CORP /VA/
filed 1999-08-13
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X No
                                        ---  ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                      Class: Common stock, $5.00 par value
                    Outstanding as of July 31, 1999: 791,070

                           FIRST NATIONAL CORPORATION


                                      INDEX


Part 1.  Financial Information

     Item 1.   Financial Statements                                                        Page No.

               Consolidated Statements of Income                                              3,4

               Consolidated Balance Sheets                                                      5

               Consolidated Statements of Cash Flows                                            6

               Consolidated Statements of  Changes in Stockholders' Equity                      7

               Notes to Consolidated Financial Statements                                       8

      Item 2.  Management's Discussion and Analysis of Results of Operations
               and Financial  Condition                                                        11

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      15

Part II.          Other Information

      Item 1      Legal Proceedings                                                            15

      Item 4.     Submission of Matters to a vote of Security Holders                          15

      Item 6.     Exhibits and Reports on Form 8-K                                             15

      Signature                                                                                17


                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)

                                                                              Three Months Ended
                                                                 June 30, 1999                  June 30, 1998
                                                                                  (Unaudited)
Interest Income
Interest and Fees on Loans                                         $2,933                        $ 2,703
Interest on Federal Funds Sold                                         10                             29
Interest on Deposits in Banks                                           8                              8
Interest and Dividends on Investment Securities
Available for Sale
Taxable                                                               733                            576
Non Taxable                                                           106                             91
Held to Maturity
Taxable                                                                --                              8
                                                                ---------                      ---------

Total Interest Income                                               3,790                          3,415

Interest Expense
Interest on Savings Deposits and Interest
Bearing Demand Deposits                                               776                            761
Interest on Time Deposits of $100,000 or more                         171                            166
Interest on All Other Time Deposits                                   643                            562
Interest on Federal Funds Purchased                                    29                              5
Interest on Long-term Debt                                            274                            253
                                                                ---------                      ---------

Total Interest Expense                                              1,893                          1,747
                                                                ---------                      ---------

Net Interest Income                                                 1,897                          1,668
                                                                ---------                      ---------
   Provision for Loan Losses                                          102                             69
                                                                ---------                      ---------

     Net Interest Income After Provisions
        for Loan Losses                                             1,795                          1,599

Other Operating Income
Service Charges                                                       154                            159
Profits on Securities Available for Sale                               --                            124
Other Operating Income                                                 83                            172
                                                                ---------                      ---------

Total Operating Income                                                237                            455

Other Operating Expenses
Salaries and Employee Benefits                                        664                            673
Occupancy Expense                                                      79                             70
Equipment Expense                                                     112                            122
Other                                                                 430                            443
                                                                ---------                      ---------

Total Operating Expenses                                            1,285                          1,308

Income Before Income taxes                                            747                            746

Income Taxes                                                          234                            239
                                                                ---------                      ---------

Net Income                                                           $513                        $   507
                                                                =========                      =========

Per Share Data
Earnings Per Common Share, basic                                   $ 0.65                        $  0.65
                                                                =========                      =========
Earnings Per Common Share, diluted                                 $ 0.65                        $  0.65
                                                                =========                      =========
Cash Dividends                                                      0.260                          0.215
                                                                =========                      =========


The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)

                                                                             Six Months Ended
                                                                June 30, 1999                  June 30, 1998
                                                                               (Unaudited)
Interest Income
Interest and Fees on Loans                                        $ 5,705                        $ 5,270
Interest on Federal Funds Sold                                         58                             33
Interest on Deposits in Banks                                          14                             14
Interest and Dividends on Investment Securities
Available for Sale
Taxable                                                             1,366                          1,075
Non Taxable                                                           196                            180
Held to Maturity
Taxable                                                                                               27
                                                                ---------                      ---------

Total Interest Income                                               7,339                          6,599

Interest Expense
Interest on Savings Deposits and Interest
Bearing Demand Deposits                                             1,501                          1,517
Interest on Time Deposits of $100,000 or more                         327                            328
Interest on All Other Time Deposits                                 1,300                          1,117
Interest on Federal Funds Purchased                                    29                             21
Interest on Long-term Debt                                            532                            369
                                                                ---------                       --------

Total Interest Expense                                              3,689                          3,352
                                                                ---------                       --------

Net Interest Income                                                 3,650                          3,247
   Provision for Loan Losses                                          225                            138
                                                                ---------                       --------

     Net Interest Income After Provisions
        for Loan Losses                                             3,425                          3,109

Other Operating Income
Service Charges                                                       305                            301
Profits on Securities Available for Sale                                                             136
Other Operating Income                                                211                            296
                                                                ---------                       --------

Total Operating Income                                                516                            733

Other Operating Expenses
Salaries and Employee Benefits                                      1,297                          1,335
Occupancy Expense                                                     155                            135
Equipment Expense                                                     238                            245
Other                                                                 854                            844
                                                                ---------                       --------

Total Operating Expenses                                            2,544                          2,559

Income Before Income taxes                                          1,397                          1,283

Income Taxes                                                          435                            401
                                                                ---------                       --------

Net Income                                                           $962                           $882
                                                                =========                       ========
Per Share Data
Earnings Per Common Share, basic                                  $  1.22                        $  1.12
                                                                =========                       ========
Earnings Per Common Share, diluted                                $  1.22                        $  1.12
                                                                =========                       ========
Cash Dividends                                                       0.52                           0.43
                                                                =========                       ========


The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                               June 30, 1999               December 31, 1998

               ASSETS                                           (Unaudited)
Cash and due from banks                                           $4,772                          $5,026
Federal Funds Sold                                                     0                           2,859
Investment Securities
     Available for Sale                                           57,010                          48,244
     Held to Maturity                                                 --                              19
Loans Net of Unearned Discount                                   140,961                         129,597
     Less: Allowance for Loan Losses                               1,252                           1,226
                                                               ---------                       ---------
          Net Loans                                              139,709                         128,371

Bank Premises and Equipment                                        4,358                           4,318
Interest Receivable                                                1,284                           1,151
Other Real Estate                                                    343                             343
Other Assets                                                       1,518                             805
                                                               ---------                       ---------

     Total Assets                                               $208,994                        $191,136
                                                               =========                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Demand Deposits
          Non-Interest Bearing                                   $18,990                         $19,555
          Interest Bearing                                        16,803                          16,865
     Savings Deposits                                             66,282                          58,126
     Certificates of Deposit of $100,000 and over                 12,896                          11,263
     All Other Time Deposits                                      46,705                          49,199
                                                               ---------                       ---------

          Total Deposits                                        $161,676                        $155,008

Federal Funds Purchased                                            2,458                               0
Other Short-term borrowings                                        8,000                               0
Long-term debt                                                    18,668                          17,710
Accrued Expenses                                                   1,129                             817
                                                               ---------                       ---------

          Total Liabilities                                     $191,931                        $173,535
                                                                --------                       ---------

Stockholders' Equity
     Common Stock, Par Value $5 per Share;
      Authorized 2,000,000 Shares, 791,070 and 788,903
        Shares Issued and Outstanding                             $3,955                          $3,945
     Surplus                                                       1,467                           1,417
     Accumulated Other Comprehensive Income (Loss)                  (803)                            347
     Retained Earnings                                            12,444                          11,892
                                                               ---------                       ---------

          Total Stockholders' Equity                           $  17,063                        $ 17,601
                                                               ---------                       ---------

          Total Liabilities and Stockholders' Equity           $ 208,994                        $191,136
                                                               =========                        ========



The Accompanying Notes Are An Integral Part of These Statements
                                       5

                           FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                                                          SIX MONTHS ENDED
                                                                                 June 30, 1999        June 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES                                                      (Unaudited)

Net Income                                                                          $     962                $   882
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                                        213                    251
     Provision for loan losses                                                            225                    138
     Change in assets and liabilities
         (Increase) in interest receivables                                              (133)                    (4)
         (Increase) in other assets                                                      (121)                  (475)
         Increase in accrued expenses                                                     312                    460
                                                                                     --------                -------

Net Cash Provided by Operating Activities                                            $  1,458                $ 1,252
                                                                                     --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities-available for sale                                  $     --                $ 6,383
Proceeds from maturities and principal payments on securities-available for sale        2,808                  8,598
Purchases of securities-available for sale                                            (13,316)               (22,385)
Proceeds from maturities and principal payments on securities-held to maturity             19                  1,342
Purchases of bank premises and equipment                                                 (253)                  (112)
Net (increase) in loans                                                               (11,563)                (9,619)
Decrease (Increase) in federal funds sold                                               2,859                 (4,743)
Proceeds on sale of other real estate                                                       0                    576
                                                                                     ---------              ---------

Net Cash (Used in) Investing Activities                                              $(19,446)              ($19,960)
                                                                                     ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits, NOW accounts,
     and savings accounts                                                               7,214                  2,959
Net increase (decrease) in certificates of deposit                                       (546)                 7,567
Net increase in long-term borrowings                                                      958                 11,282
Net increase in short-term borrowings                                                   8,000                      0
Net proceeds from issuance of common stock                                                 60                    201
Cash dividends paid                                                                      (410)                  (336)
Net increase (decrease) in federal funds purchased                                      2,458                 (1,417)
                                                                                    ----------              ---------

Net Cash Provided by Financing Activities                                            $ 17,734               $ 20,256
                                                                                    ----------              ---------

         Increase (Decrease) in Cash and Cash Equivalents                            $   (254)              $  1,548

CASH AND CASH EQUIVALENTS:
Beginning                                                                               5,026                  3,623
                                                                                    ----------              ---------

Ending                                                                               $  4,772               $  5,171
                                                                                    ==========              =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
     Interest                                                                        $  3,697               $  3,352
                                                                                    ===========             =========

     Income Taxes                                                                    $    351               $    346
                                                                                    ===========             =========




The Accompanying Notes Are An Integral Part of These Statements

                           FIRST NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (IN THOUSANDS OF DOLLARS)
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                   Accumulated
                                                                      Other
                                          Common       Capital    Comprehensive    Retained   Comprehensive
                                           Stock       Surplus       Income        Earnings      Income        Total
Balances, December 31, 1997               $3,888        $1,187          $335        $10,772                    $16,182

Comprehensive income:
    Net income                                                                          882         882            882
Other comprehensive income
    net of tax:
    Unrealized loss on securities
      Available for sale                                                                           (272)          (272)
    Reclassification adjustment                                                                     136            136
                                                                                                 -------

Other comprehensive income, net of tax                                  (136)                      (136)
                                                                                                 -------

Total comprehensive income                                                                          746
                                                                                                 =======
Issuance of authorized common stock
     dividend reinvestment plan                4           15                                                       19
       exercise of incentive stock options    38          144                                                      182
Cash dividends declared                                                                (335)                      (335)
                                          ------       -------        --------       -------                      ------

Balances, June 30, 1998                   $3,930       $1,346           $199        $11,319                    $16,794
                                           ======      ======           ====        =======                    =======


Balances, December 31, 1998                3,945       $1,417           $347        $11,892                    $17,601

Comprehensive income:
    Net Income                                                                          962         962            962
Other comprehensive income,
    net of tax:
Unrealized loss on securities
     available for sale                                                                          (1,150)        (1,150)
Reclassification adjustment
  for gains realized in net income                                                                    0              0
                                                                                                  -----

Total comprehensive income, net of tax                                (1,150)                    (1,150)
                                                                                                 ------

Total comprehensive income                                                                         (188)
                                                                                                 =======
Issuance of authorized common stock
     Dividend reinvestment plan                8           39                                                       47
         Exercise of incentive stock options   2           11                                                       13

Cash dividends declared                                                                (410)                      (410)
                                        --------       -------       ----------     --------                  ---------

Balances, June 30, 1999                   $3,955       $1,467        $  (803)      $ 12,444                   $ 17,063
                                        ========       =======       ==========    ========                   =========




The Accompanying Notes Are An Integral Part of These Statements

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Interim Financial Statements

     The accompanying consolidated financial statements of First National Corporation and its subsidiaries have not been audited by independent accountants, except for the balance sheet at December 31, 1998. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the six month periods ended June 30, 1999 and 1998 the company's financial position at June 30, 1999 and December 31, 1998, and the cash flows for the six month periods ended June 30, 1999 and 1998. These adjustments are of a normal recurring nature.

Note 2. Securities as of June 30, 1999 and December 31, 1998 are summarized below:

                                                                                        (000 Omitted)

                                                           June 30, 1999                    December 31, 1998
                                                           -------------                    -----------------
                                                                   Unrealized                            Unrealized
                                           Cost        Market      Gain (Loss)      Cost     Market     Gain (Loss)
                                           ----        ------      -----------      ----     ------     -----------
Securities Available For Sale

     U. S. Treasury Securities          $     0      $     0       $     0      $     0     $     0      $    0
     U. S. Agency Securities             47,825       46,655       ($1,170)      39,966      40,140      $  174
     Obligation of State and Political
         Subdivisions                     8,769        8,688       $   (81)       6,559       6,884      $  325
     Corporate Securities                     4           39       $    35            5          32      $   27
     Other Securities                     1,628        1,628       $     0        1,188       1,188      $    0
                                      ---------    ---------        ------    ---------  ---------- -----------
Total Securities Available for Sale     $58,226      $57,010       ($1,216)     $47,718     $48,244      $  526


Securities Held to Maturity
     U. S. Agency Securities                  0            0            $0           19          19          $0
                                      ---------    ---------       --------   ---------  ----------- ----------


                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                          (000 Omitted)

                                                            June 30, 1999            December 31, 1998
     Real estate loans:
       Construction and land development                        $  8,894                  $  5,415
       Secured by farm land                                          823                       851
       Secured by 1-4 family residential                          52,840                    47,965
       Other real estate loans                                    21,637                    21,381
     Loans to farmers (except those secured by real estate)          478                       585
     Commercial and industrial loans
             (except those secured by real estate)                24,928                    25,632
     Loans to individuals for personal expenditures               29,011                    27,376
     All other loans                                               2,404                       513
                                                             -----------              ------------
              Total loans                                       $141,015                  $129,718
     Less unearned income reflected in loans                          54                       121
                                                             -----------              ------------
               Loans, net of unearned income                    $140,961                  $129,597
                                                             ===========              ============



     The Bank had loans in a Nonaccrual category of $42,385 on December 31, 1998 and $36,000 on June 30, 1999.


Note 4.   Allowance for Loan Losses

          Analysis of the Allowance for Loan Losses

                                                                            For the Six Months Ended
                                                                                              (000 Omitted)

                                                                      June 30, 1999           June 30, 1998
     Balance at Beginning of Period                                         $1,226                $1,112

     Charge-Offs                                                               249                   102

     Recoveries                                                                 50                     9
                                                                          --------             ---------
     Net Charge-Offs                                                           199                    93

     Provision for Loan Losses                                                 225                   138
                                                                          --------             ---------

     Balance at End of Period                                               $1,252                $1,157
                                                                          ========             =========

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

                           FIRST NATIONAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

     Net income for the first half of 1999 was $962 thousand compared to $882 thousand in the first half of 1998. This represents an increase of 9.07% which is attributable to an increase in net interest income during the first half of 1999. Total interest income, increased $740 thousand during the period, while total interest expense increased $337 thousand resulting in an increase in net interest income of $403 thousand. Management increased the provision to the allowance for loan losses by $87 thousand as a result of growth in the loan portfolio. Total other noninterest expenses decreased $16 thousand, principally in the salary and benefit area. Total non-interest income decreased $217 thousand during the period as a result of no security gains in 1999 and a reclassification of some fee income.

Yields, Rates and Net Interest Margin
-------------------------------------

     INTEREST RATES ON LOANS HAVE REMAINED RELATIVELY STABLE DURING 1999 AND IN COMPARISON WITH THE FIRST HALF OF 1998, THE YIELD ON THE LOAN PORTFOLIO DECLINED FROM 8.88% IN 1998 TO 8.65% IN 1999. AT THE SAME TIME THE COST OF INTEREST BEARING DEPOSITS DECREASED FROM 4.82% IN THE FIRST HALF OF 1998 TO 4.43% IN THE SAME PERIOD OF 1999. WHILE THE YIELD ON EARNING ASSETS DECLINED 35 BASIS POINTS FROM 8.21% IN 1998 TO 7.86% IN 1999, THE COST OF INTEREST BEARING LIABILITIES DECREASED 32 BASIS POINTS FROM 4.90% IN 1998 TO 4.58% IN 1999 . THIS RESULTED IN A DECREASE IN THE BANK'S INTEREST RATE SPREAD FROM 3.31% IN 1998 TO 3.28% IN 1999 . INTEREST EXPENSE AS A PERCENTAGE OF AVERAGE EARNING ASSETS DECREASED FROM 4.11% IN 1998 TO 3.90% IN 1999. THE BANK'S NET INTEREST MARGIN DECREASED FROM 4.10% IN 1998 TO 3.97% IN 1999.

Future Operations
-----------------

     During June of this year (1999), First Bank opened a second full service branch in Woodstock, Virginia to enhance the banks position in this growing market in the center of the Shenandoah Valley. A banking office was leased at the north Woodstock Shopping Center. This is an attractive site and will soon become home to the Shenandoah County Administrative Offices


Year 2000 Information
---------------------

         In 1997, First Bank, a subsidiary of First National Corporation, initiated a review and assessment of all hardware and software to confirm that it would function properly in the Year 2000. A Year 2000 project team was formed utilizing representatives from all areas of the Bank. Based on this assessment, the Bank's mainframe hardware and banking software were upgraded and tested. According to the test results, and accompanied by a letter of certification from the Bank's software provider, our core processing system has been termed Year 2000 compliant. The Bank has replaced or modified certain pieces of hardware and/or software so that the systems will properly function in the year 2000. Systems for which the Bank relies on third party vendors, these vendors have been contacted and have indicated that the hardware and/or software will be Year 2000 compliant.

The Bank has also contacted all significant loan and deposit customers to determine the extent to which the Bank is vulnerable to those third parties' failure to remedy their own Year 2000 issue. The Bank believes that exposure from customers who may not be Year 2000 compliant is minimal.

The Bank completed all five phases of it's Year 2000 project plan by June 30, 1999 and is currently considered "Year 2000 Ready". To date, the Bank has expensed $210,199 on the assessment and replacement of issues related to the Year 2000. Remaining expenditures, if any, are not expected to have a material effect on the Bank's consolidated financial statements.

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

 For the systems and facilities that it has determined to be most critical, the Bank completed development of business contingency plans in March, 1999. These plans were adopted by the Board of Directors of First Bank on April 21, 1999, with testing of the plan an ongoing priority for the rest of 1999. These plans will conform to recently issued guidelines from the FFIEC on business contingency planning for Year 2000 readiness. Contingency plans will include, among other actions, manual workarounds and identification of resource requirements and alternative solutions for resuming critical business processes in the event of a year 2000 related failure. While the Bank will have contingency plans in place to address a temporary disruption in these services, there can be no assurance that any disruption or failure will be only temporary, that the Bank's contingency plans will function as anticipated, or that the results of operations, financial condition, or liquidity of the Bank will not be adversely affected in the event of a prolonged disruption or failure.

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

                           FIRST NATIONAL CORPORATION
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES



                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                      1999                              1998

                                                                      Annual                           Annual
                                                        Average       Income/    Yield/     Average    Income/   Yield/
                                                        Balance       Expense    Rate(3)    Balance    Expense   Rate(3)
                                                        -------       -------    -------    -------    -------   -------
ASSETS
Balances at correspondent banks - interest bearin      $228,875       $13,606    11.89%     $250,953   $ 14.389   11.47%

Securities:
    Taxable                                          46,912,657     1,366,295     5.82%   35,899,705  1,101,374    6.14%
        Tax-exempt (1)                                7,773,406       297,186     7.65%    6,672,513    273,406    8.19%
                                                    -----------       -------     -----   -----------   -------    -----
        Total Securities                             54,686,063     1,663,481     6.08%   42,572,218  1,374,780    6.46%

Loans (net of earned income): (2)
    Taxable                                         131,867,032     5,701,009     8.65%  118,533,786  5,263,129    8.88%
    Tax-exempt (1)                                      108,915         6,565    12.06%      170,025     10,056   11.83%
                                                    -----------      --------   -------- -----------  ---------   ------
        Total Loans                                 131,975,947     5,707,574     8.65%  118,703,811  5,273,185    8.88%
Fed funds sold and repurchase
    agreements                                        2,383,282        57,696     4.84%    1,485,104     33,290    4.48%
                                                    -----------      --------   -------- -----------  ---------   ------
    Total earning assets                            189,274,167     7,442,358     7.86%  163,012,086  6,695,644    8.21%
Less: allowance for Loan Losses                      (1,166,522)                          (1,147,180)
Total nonearning assets                              11,096,330                           10,025,499
                                                    -----------                          -----------
    Total Assets                                   $199,203,975                         $171,890,405
                                                    ===========                          ===========

LIABILITIES AND SHAREHOLDER EQUITY
    Interest bearing deposits:
    Checking                                        $10,614,790       $82,462     1.55%   $9,440,025   $101,537    2.15%
    Money market savings                              6,747,374       102,078     3.03%    6,368,754    105,331    3.31%
    Regular savings                                  62,442,046     1,319,100     4.23%   52,897,577  1,310,015    4.95%
    Certificates of deposit:
        Less than $100,000                           49,094,102     1,297,277     5.28%   42,311,144  1,116,787    5.28%
        $100,000 and more                            12,194,385       327,340     5.37%   11,976,882    328,151    5.48%
                                                     ----------       -------     ------ -----------  ----------  ------
Total interest bearing deposits                     141,092,697     3,128,257     4.43%  122,994,381  2,961,821    4.82%

Fed funds purchased                                   1,137,796        28,887     5.08%      725,041     21,376    5.90%
Other borrowings                                     18,787,191       532,316     5.67%   12,953,804    368,536    5.69%
                                                     ----------       -------     ------ -----------  ----------  ------
Total interest bearing liabilities                  161,017,684     3,689,460     4.58%  136,673,225  3,351,733    4.90%

Noninterest bearing liabilities
    Demand deposits                                  19,044,116                           17,140,021
    Other liabilities                                 1,484,835                            1,492,534
                                                  -------------                          -----------
Total liabilities                                   181,546,635                          155,305,780
Stockholders' equity                                 17,657,340                           16,584,625
                                                  -------------                          -----------
Total liabilities and stockholders' equity         $199,203,975                         $171,890,405
                                                   ============                         ============

Net Interest income                                                 3,752,898                         3,343,911
                                                                     ========                         =========
Interest rate spread                                                              3.28%                            3.31%
Interest expense as a percent of average
    earning assets                                                                3.90%                            4.11%
Net interest margin                                                               3.97%                            4.10%



(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1998 and 1999.
(2) Loans placed on a nonaccrual status are reflected in the balances.
(3) Annualized

                           First National Corporation

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         As of June 30, 1999 neither the Corporation nor the Bank was a party to any legal proceedings.

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

                                                First National Corporation
                                                       (Registrant)


Date       August 10, 1999
    ---------------------------                 ------------------------------
                                                Stephen C. Pettit, Comptroller
                                              (Principal Accounting Officer and
                                                   Duly Authorized Officer)