Form 10-Q
period 1999-09-30
FIRST NATIONAL CORP /VA/
filed 1999-11-15
CIK 719402

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                      Class: Common stock, $5.00 par value
                   Outstanding as of October 31, 1999: 792,823

--------------------------------------------------------------------------------

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


                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)


                                                              Three Months Ended
                                                  September 30, 1999  September 30, 1998
Interest Income
Interest and Fees on Loans                               $ 3,095             $ 2,783
Interest on Federal Funds Sold                                 1                  34
Interest on Deposits in Banks                                                      8
Interest and Dividends on Investment Securities
Available for Sale
Taxable                                                      711                 719
Non Taxable                                                  114                  89
Held to Maturity
Taxable                                                       --                   3
Non Taxable                                                   --                  --
                                                         -------             -------

Total Interest Income                                      3,921               3,636

Interest Expense
Interest on Savings Deposits and Interest
Bearing Demand Deposits                                      833                 789
Interest on Time Deposits of $100,000 or more                174                 193
Interest on All Other Time Deposits                          605                 677
Interest on Federal Funds Purchased                           30                   3
Interest on Long-term Debt                                   374                 255
                                                         -------             -------

Total Interest Expense                                     2,016               1,917
                                                         -------             -------

Net Interest Income                                        1,905               1,719
                                                         -------             -------
   Provision for Loan Losses                                 135                  90
                                                         -------             -------

     Net Interest Income After Provisions
        for Loan Losses                                    1,770               1,629

Other Operating Income
Service Charges                                              170                 156
Profits on Securities Available for Sale                      14                   0
Other Operating Income                                       124                 142
                                                             ---                 ---

Total Operating Income                                       308                 298

Other Operating Expenses
Salaries and Employee Benefits                               685                 616
Occupancy Expense                                             81                  70
Equipment Expense                                            139                 127
Other                                                        441                 420
                                                        --------            --------

Total Operating Expenses                                   1,346               1,233

Income Before Income taxes                                   732                 694

Income Taxes                                                 225                 214
                                                         -------            --------

Net Income                                               $   507             $   480
                                                         =======            ========

Per Share Data
Earnings Per Common Share, basic                         $  0.64             $  0.61
                                                         =======            ========
Earnings Per Common Share, diluted                       $  0.64             $  0.61
                                                         =======            ========
Cash Dividends                                             0.260               0.215
                                                         =======            ========

The Accompanying Notes Are an Integral Part of These Statements

                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)


                                                               Nine Months Ended
                                                   September 30, 1999    September 30, 1998
Interest Income
Interest and Fees on Loans                                 $  8,800        $  8,053
Interest on Federal Funds Sold                                   59              67
Interest on Deposits in Banks                                    14              22
Interest and Dividends on Investment Securities
Available for Sale
Taxable                                                       2,077           1,794
Non Taxable                                                     310             269
Held to Maturity
Taxable                                                                          30
                                                            -------         -------

Total Interest Income                                        11,260          10,235

Interest Expense
Interest on Savings Deposits and Interest
Bearing Demand Deposits                                       2,334           2,306
Interest on Time Deposits of $100,000 or more                   501             521
Interest on All Other Time Deposits                           1,905           1,794
Interest on Federal Funds Purchased                              59              24
Interest on Long-term Debt                                      906             624
                                                           --------         -------

Total Interest Expense                                        5,705           5,269
                                                           --------         -------

Net Interest Income                                           5,555           4,966
   Provision for Loan Losses                                    360             228
                                                           --------         -------

     Net Interest Income After Provisions
        for Loan Losses                                       5,195           4,738

Other Operating Income
Service Charges                                                 475             457
Profits on Securities Available for Sale                         14             136
Other Operating Income                                          335             438
                                                           --------        --------

Total Operating Income                                          824           1,031

Other Operating Expenses
Salaries and Employee Benefits                                1,982           1,951
Occupancy Expense                                               236             205
Equipment Expense                                               377             372
Other                                                         1,295           1,264
                                                           --------           -----

Total Operating Expenses                                      3,890           3,792

Income Before Income taxes                                    2,129           1,977

Income Taxes                                                    660             615
                                                           --------       ---------

Net Income                                                 $  1,469        $  1,362
                                                           ========        ========
Per Share Data
Earnings Per Common Share, basic                           $   1.86        $   1.73
                                                          =========        ========
Earnings Per Common Share, diluted                         $   1.86        $   1.73
                                                          =========        ========
Cash Dividends                                             $  0.780        $  0.645
                                                          =========        ========


The Accompanying Notes Are an Integral Part of These Statements

                           FIRST NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)


                                                            September 30, 1999             December 31, 1998
               ASSETS
Cash and due from banks                                         $  4,884                        $  5,026
Federal Funds Sold                                                     0                           2,859
Investment Securities
     Available for Sale                                           50,895                          48,244
     Held to Maturity                                                 --                              19
Loans Net of Unearned Discount                                   146,604                         129,597
     Less: Allowance for Loan Losses                               1,350                           1,226
                                                               ---------                       ---------
          Net Loans                                              145,254                         128,371

Bank Premises and Equipment                                        4,386                           4,318
Interest Receivable                                                1,203                           1,151
Other Real Estate                                                    343                             343
Other Assets                                                       1,691                             805
                                                               ---------                       ---------

     Total Assets                                               $208,656                        $191,136
                                                               =========                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Demand Deposits
          Non-Interest Bearing                                  $ 18,983                        $ 19,555
          Interest Bearing                                        18,579                          16,865
     Savings Deposits                                             63,922                          58,126
     Certificates of Deposit of $100,000 and over                 13,614                          11,263
     All Other Time Deposits                                      47,624                          49,199
                                                               ---------                      ----------

          Total Deposits                                        $162,722                        $155,008

Federal Funds Purchased                                            5,078                               0
Other Short-term borrowings                                        8,000                               0
Long-term debt                                                    14,646                          17,710
Accrued Expenses                                                   1,070                             817
                                                               ---------                          ------

          Total Liabilities                                     $191,516                        $173,535
                                                                --------                        --------

Stockholders' Equity
     Common Stock, Par Value $5 per Share;
      Authorized 2,000,000 Shares, 792,823 and 788,903
        Shares Issued and Outstanding                           $  3,964                        $  3,945
     Surplus                                                       1,505                           1,417
     Accumulated Other Comprehensive Income (Loss)                (1,074)                            347
     Undivided Profits                                            12,745                          11,892
                                                               ---------                       ---------

          Total Stockholders' Equity                            $ 17,140                        $ 17,601
                                                                 -------                         -------

          Total Liabilities and Stockholders' Equity            $208,656                        $191,136
                                                                ========                        ========

The Accompanying Notes Are an Integral Part of These Statements

                           FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)



                                                                          NINE MONTHS ENDED
                                                            September 30, 1999   September 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                      $   1,469             $   1,362
Adjustments to reconcile net income to net
     Cash provided by operating activities:
     Depreciation and amortization                                    330                   293
     Provision for loan losses                                        360                   228
     Change in assets and liabilities
         (Increase)decrease in interest receivables                   (52)                   39
         (Increase) in other assets                                   (90)                 (488)
         Increase in accrued expenses                                 253                   557
                                                                 --------              --------

Net Cash Provided by Operating Activities                       $   2,270             $   1,991
                                                                 --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities-available for sale             $   4,115             $   6,383
Proceeds from maturities and principal payments
  on securities-available for sale                                  5,065                13,022
Purchases of securities-available for sale                        (14,048)              (32,676)
Proceeds from maturities and principal payments
  on securities-held to maturity                                       19                 1,528
Purchases of bank premises and equipment                             (398)                 (145)
Net (increase) in loans                                           (17,243)              (15,009)
Increase in federal funds sold                                      2,859                     0
Proceeds on sale of other real estate                                   0                   576
                                                                 --------              --------

Net Cash (Used in) Investing Activities                         $ (19,631)             ($26,321)
                                                                 ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits, NOW accounts,
     and savings accounts                                           6,938                 5,986
Net increase (decrease) in certificates of deposit                    776                 8,194
Net increase (decrease) in long-term borrowings                    (3,064)               11,265
Net increase (decrease) in short-term borrowings                    8,000                     0
Net proceeds from issuance of common stock                            107                   238
Cash dividends paid                                                  (616)                 (505)
Net increase in federal funds purchased                             5,078                 1,137
                                                                 ---------             --------

Net Cash Provided by Financing Activities                       $  17,219             $  26,315
                                                                 ---------             ---------

     Increase (Decrease) in Cash and Cash Equivalents           $    (142)            $   1,985

CASH AND CASH EQUIVALENTS:
Beginning                                                           5,026                 3,623
                                                                ----------             --------

Ending                                                          $   4,884             $   5,608
                                                                 =========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
     Interest                                                   $   5,748             $     973
                                                                 ========              ========

     Income Taxes                                               $     635             $     648
                                                                 ========              ========


The Accompanying Notes Are an Integral Part of These Statements

                           FIRST NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (IN THOUSANDS OF DOLLARS)
                  Nine Months Ended September 30, 1999 and 1998



                                                                 Accumulated
                                                                    Other
                                        Common       Capital    Comprehensive    Retained   Comprehensive
                                         Stock       Surplus    Income(Loss)     Earnings      Income        Total
Balances, December 31, 1997           $ 3,888       $ 1,187      $   335         $10,772                   $16,182

Comprehensive income:
    Net income                                                                     1,363        1,363        1,363
Other comprehensive income
    net of tax:
    Unrealized loss on securities
      Available for sale                                                                          226          226
    Reclassification adjustment                                                                   (90)         (90)
                                                                                              --------

Other comprehensive income, net of tax                               136                          136
                                                                                              --------

Total comprehensive income                                                                      1,449
                                                                                              ========
Issuance of authorized common stock
      dividend reinvestment plan            7            30                                                     37
        exercise of incentive stock
            options                        42           159                                                    201
Cash dividends declared                                                             (505)                     (505)
                                      -------        ------       ------          ------                     -----

Balances, September 30, 1998          $ 3,937       $ 1,376      $   471         $11,630                   $17,414
                                       ======        ======       ======          ======                    ======


Balances, December 31, 1998             3,945       $ 1,417      $   347         $11,892                   $17,601

Comprehensive income:
    Net Income                                                                     1,469        1,469        1,469
Other comprehensive income,
    net of tax:
Unrealized loss on securities
     available for sale                                                                        (1,412)      (1,421)
Reclassification adjustment
  for gains realized in net income                                                                 (9)           0
                                                                                              -------

Total comprehensive income, net of tax                            (1,421)                      (1,421)
                                                                                              --------

Total comprehensive income                                                                         48
                                                                                              ========
Issuance of authorized common stock
      Dividend reinvestment plan           11            58                                                     69
          Exercise of incentive
            stock options                   8            30                                                     38
Cash dividends declared                                                             (616)                     (616)
                                       ------        ------       ------          ------                     ------

Balances, September 30, 1999          $ 3,964       $ 1,505      $(1,074)         12,745                    $17,140
                                       ======        ======      ========         ======                    =======


The Accompanying Notes Are an Integral Part of These Statements

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Interim Financial Statements

          The accompanying consolidated financial statements of First National Corporation and its subsidiaries have not been audited by independent accountants, except for the balance sheet at December 31, 1998. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the nine month periods ended September 30, 1999 and 1998, the company's financial position at September 30, 1999 and December 31, 1998, and the cash flows for the nine month periods ended September 30, 1999 and 1998. These adjustments are of a normal recurring nature.

Note 2. Securities as of September 30, 1999 and December 31, 1998 are summarized below:

                                                                                   (000 Omitted)

                                              September 30, 1999                  December 31, 1998
                                              ------------------                  -----------------
                                                             Unrealized                           Unrealized
                                    Cost        Market        Gain (Loss)      Cost     Market    Gain (Loss)
                                    ----        ------       -----------       ----     ------    ----------
Securities Available For Sale

     U. S. Treasury Securities   $     0      $     0        $    0       $       0   $      0      $     0
     U. S. Agency Securities      43,138       41,733       ($1,405)         39,966     40,140      $   174
     Obligation of State and
       Political Subdivisions      7,956        7,702         ($254)          6,559      6,884      $   325
     Corporate Securities              0           32        $   32               5         32      $    27
     Other Securities              1,428        1,428        $    0           1,188      1,188      $     0
                                --------     --------      --------        --------   --------     --------
Total Securities Available
       for Sale                  $52,522      $50,895       ($1,627)      $  47,718   $ 48,244      $   526


Securities Held to Maturity
     U. S. Agency Securities           0            0        $    0              19         19      $     0
                                --------     --------      --------        --------   --------      -------


                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:



                                                                          (000 Omitted)

                                                         September 30, 1999          December 31, 1998
     Real estate loans:
       Construction and land development                        $  9,304                  $  5,415
       Secured by farm land                                        1,216                       851
       Secured by 1-4 family residential                          57,282                    47,965
       Other real estate loans                                    21,184                    21,381
     Loans to farmers (except those secured by real estate)          447                       585
     Commercial and industrial loans
             (except those secured by real estate)                24,596                    25,632
     Loans to individuals for personal expenditures               31,473                    27,376
     All other loans                                               1,138                       513
                                                                --------                ----------
              Total loans                                       $146,640                  $129,718
     Less unearned income reflected in loans                          36                       121
                                                                --------                ----------
               Loans, net of unearned income                    $146,604                  $129,597
                                                                ========                ==========

     The Bank had loans in a Nonaccrual category of $42,385 on December 31, 1998 and $39,195 on September 30, 1999.


Note 4.   Allowance for Loan Losses

          Analysis of the Allowance for Loan Losses


                                                                            For the Nine Months Ended
                                                                                              (000 Omitted)

                                                                   September 30, 1999      September 30, 1998
     Balance at Beginning of Period                                         $1,226                $1,112

     Charge-Offs                                                              (295)                 (142)

     Recoveries                                                                 59                    11
                                                                          --------              --------

     Net Charge-Offs                                                          (236)                 (131)

     Provision for Loan Losses                                                 360                   228
                                                                          --------             ---------

     Balance at End of Period                                               $1,350                $1,209
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

                           FIRST NATIONAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

     Net income for the first three quarters of 1999 ended September 30 was $1,469 thousand compared to $1,362 thousand in the first three quarters of 1998. This represents an increase of 7.86% and is attributable to an increase in net interest income during the first nine months of 1999. Total interest income, increased $1,025 thousand during the period, while total interest expense increased $436 thousand resulting in an increase in net interest income of $589 thousand. Management increased the provision to the allowance for loan losses by $132 thousand as a result of growth in the loan portfolio. Total other noninterest expenses increased $115 thousand, principally in the salary and benefit area. Total non-interest income decreased $190 thousand during the period as a result of less security gains in 1999 and a reclassification of some fee income.

Yields, Rates and Net Interest Margin
-------------------------------------

     INTEREST RATES ON LOANS HAVE REMAINED RELATIVELY STABLE DURING 1999 AND IN COMPARISON WITH THE FIRST NINE MONTHS OF 1998, THE YIELD ON THE LOAN PORTFOLIO DECLINED FROM 8.85% IN 1998 TO 8.61% IN 1999. AT THE SAME TIME THE COST OF INTEREST BEARING DEPOSITS DECREASED FROM 4.84% IN THE FIRST NINE MONTHS OF 1998 TO 4.46% IN THE SAME PERIOD OF 1999. WHILE THE YIELD ON EARNING ASSETS DECLINED 28 BASIS POINTS FROM 8.16% IN 1998 TO 7.88% IN 1999, THE COST OF INTEREST BEARING LIABILITIES DECREASED 31 BASIS POINTS FROM 4.94% IN 1998 TO 4.63% IN 1999. THIS RESULTED IN AN INCREASE IN THE BANK'S INTEREST RATE SPREAD FROM 3.23% IN 1998 TO 3.25% IN 1999. INTEREST EXPENSE AS A PERCENTAGE OF AVERAGE EARNING ASSETS DECREASED FROM 4.15% IN 1998 TO 3.93% IN 1999. THE BANK'S NET INTEREST MARGIN DECREASED FROM 4.02% IN 1998 TO 3.94% IN 1999.

Future Operations
-----------------

     The Bank has been working on several major initiatives that should increase its ability to serve our customers and attract new ones. Perhaps the most significant new service is Internet Banking and Bill Payer which will be available in the first quarter of 2000. We have also joined with a consortium of approximately 67 other Virginia Community banks to share in the ownership of the Virginia Bankers Insurance Center, LLC. This will enable FIRST BANK to begin offering a complete line of insurance products, next year. The Bank has purchased two potential new site locations, one in Front Royal, Virginia and the other on Jubal Early Drive in Winchester, Virginia. Both sites offer tremendous opportunities in the future.


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



                           FIRST NATIONAL CORPORATION
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES



                                                           Nine Months Ended September 30,
                                                           ------------------------------
                                                       1999                              1998

                                                        Annual                             Annual
                                          Average       Income/    Yield/      Average     Income/    Yield/
                                          Balance       Expense    Rate(3)     Balance     Expense    Rate(3)
                                          -------       -------    -------     -------     -------    -------
ASSETS
Balances at correspondent
    banks  - interest bearing         $    212,211       13,606     8.55%   $    214,608 $    21.613   13.39%

Securities:
    Taxable                             46,970,008    2,076,916     5.90%     39,352,783   1,823,891    6.16%
        Tax-exempt (1)                   8,157,979      469,358     7.67%      6,690,798     407,686    8.10%
                                       -----------    ---------    -----      ----------   ---------   -----
        Total Securities                55,127,987    2,546,274     6.16%     46,043,581   2,231,577    6.45%

Loans (net of earned income): (2)
    Taxable                            136,302,478    8,794,194     8.60%    120,933,642   8,043,733    8.85%
    Tax-exempt (1)                         103,557        9,415    12.12%        159,789      14,285   11.89%
                                       ------------   ---------    ------    -----------   ---------   -----
        Total Loans                    136,406,035    8,803,609     8.61%     21,093,431   8,058,018    8.85%
Fed funds sold and repurchase
    agreements                           1,613,168       58,848     4.86%      1,704,968      66,902    5.22%
                                       ------------   ---------    -----     -----------   ---------   -----
    Total earning assets               193,359,401   11,422,337     7.88%    169,056,588  10,378,110    8.16%
Less: allowance for Loan Losses         (1,254,933)                           (1,158,937)
Total nonearning assets                 10,941,326                             9,691,853
                                       ------------                          -----------
    Total Assets                      $203,045,794                          $177,589,504
                                       ============                          ============

LIABILITIES AND SHAREHOLDER EQUITY
    Interest bearing deposits:
    Checking                          $ 10,546,731  $   114,549     1.45%   $  9,517,233  $  152,975    2.14%
    Money market savings                 6,789,478      152,626     3.00%      6,438,224     159,158    3.29%
    Regular savings                     63,519,961    2,066,684     4.34%     53,625,474   1,993,903    4.95%
    Certificates of deposit:
        Less than $100,000              48,356,781    1,902,573     5.25%     44,748,893   1,794,077    5.33%
        $100,000 and more               12,452,098      500,638     5.36%     12,564,104     521,354    5.52%
                                       -----------    ---------    -----    ------------  ----------   -----
Total interest bearing deposits        141,665,049    4,740,070     4.46%    126,893,928   4,621,467    4.84%

Fed funds purchased                      1,406,930       58,677     5.56%        551,998      23,957    5.77%
Other borrowings                        21,337,971      906,455     5.66%     14,548,426     623,766    5.70%
                                       -----------    ---------    -----    ------------  ----------   -----
Total interest bearing liabilities     164,409,950    5,705,202     4.63%    141,994,352   5,269,190    4.94%

Noninterest bearing liabilities
    Demand deposits                     19,638,677                            17,573,440
    Other liabilities                    1,463,434                             1,523,413
                                     -------------                          ------------
Total liabilities                      185,512,061                           161,091,205
Stockholders' equity                    17,533,733                            16,498,299
                                     -------------                          ------------
Total liabilities and
   stockholders' equity               $203,045,794                          $177,589,504
                                      ============                         =============

Net Interest income                                  5,717,135                            5,108,920
                                                     =========                            =========
Interest rate spread                                                3.25%                               3.23%
Interest expense as a percent
  of average earning assets                                         3.93%                               4.15%
Net interest margin                                                 3.94%                               4.02%



(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1998 and 1999.
(2) Loans placed on a nonaccrual status are reflected in the balances.
(3) Annualized

                           First National Corporation

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As of September 30, 1999 neither the Corporation nor the Bank was a party to any legal proceedings.

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

                                             First National Corporation
                                                    (Registrant)


Date   November 10, 1999
       -----------------                     ---------------------------------
                                             Stephen C. Pettit, Comptroller
                                             (Principal Accounting Officer and
                                             Duly Authorized Officer)