Form 10-K
period 1999-12-31
FIRST NATIONAL CORP /VA/
filed 2000-03-30
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

As of February 1, 2000, there were 793,991 shares of common stock, $5.00 par value, outstanding and the aggregate market value of common stock of First National Corporation held by nonaffiliates was approximately $ 17,070,807.

                       DOCUMENTS INCORPORATED BY REFERENCE
               1999 Annual Report to Shareholders -Parts I and II
     Proxy Statement for the 2000 Annual Meeting of Shareholders - Part III

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

         On July 8, 1985, the Bank's first branch was opened in the town of Front Royal, Virginia. The second branch was opened on July 26, 1985 in the City of Winchester, Virginia. The Bank purchased a branch in Frederick County, Virginia from First Union National Bank of Virginia on March 31, 1994. The Bank opened this former First Union branch as a full service office on July 1, 1994. A fourth branch was constructed in the town of Woodstock, Virginia and opened for business on May 30, 1995. During 1998, two additional office locations were opened. The Bank leased office space for a Loan Production Office in downtown Winchester, Virginia, which opened on March 18, 1998. Additionally, a new full-service branch facility was purchased on the north side of Winchester, Virginia. This location was opened for business on December 19, 1998. The Bank opened a sixth branch on June 28, 1999 with the lease of a former Regional Bank branch office in Woodstock, Virginia.

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

Banking Services

         As a full-service commercial bank, the Bank provides a wide range of deposit, loan and other general banking services to individuals, businesses, institutions and government entities. The Bank's deposit services for individuals include checking, statement savings, NOW accounts, money market accounts, IRA deposits, certificates of deposit, Christmas club accounts, direct deposit programs, a club account, life-line checking accounts and investment savings accounts. Loan services to individuals include personal and installment loans (including automobile and property improvement loans), residential mortgages, adjustable rate mortgages, bi-weekly mortgages, home equity loans, and MasterCard and Visa credit cards. The Bank also offers consumers other general banking services, such as safe deposit facilities, travelers checks and collections, and acts as agent for the purchase and redemption of United States Savings Bonds. In addition, the Bank offers corporate and business services, including regular business checking, corporate savings, certificates of deposit, commercial and small business loans, and on-line wire transfer services. The Bank also offers Commercial mortgages. During 1999 the bank began to offer equipment leasing services and a wider array of mortgage products. In 2000 the bank will introduce an on-line banking package including bill-payer to be fully integrated with our enhanced website (www.firstbank-va.com).

Location and Service

         The Bank serves the areas of Shenandoah, Frederick, Warren and Clarke Counties and the City of Winchester in Virginia. The Bank solicits business from individuals and small to medium-sized businesses, including retail shops and professional service businesses, residing in this service area.

         The Bank has offices at the following locations:

         Main Office - 112 W. King St., Strasburg, VA 22657
         Front Royal Office - 508 N. Commerce Ave., Front Royal, VA 22630
         Winchester Office - 2210 Valley Ave., Winchester, VA 22601
         Kernstown Office - 3143 Valley Pike, Winchester, VA 22602
         Remote ATM site at Strasburg Square Shopping Center, Strasburg, Virginia
         Woodstock South Office - 860 South Main Street, Woodstock, VA 22664
         Remote ATM site at Judd's Inc., Strasburg, Virginia
         N. Loudoun Street Office - 661 N. Loudoun Street, Winchester, Virginia
         Winchester LPO - 9 W. Piccadilly Street, Winchester, Virginia 22601
         Remote ATM site at Apple Mountain Chevron, Linden, Virginia
         Woodstock North Office - 496 N. Main Street, Woodstock,Virginia
         Remote ATM site at Handy-Mart,  Winchester, Virginia
         Remote ATM site at Handy-Mart, Woodstock, Virginia

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

         Real Estate Construction Loans. The Bank does originate construction loans on income-producing properties such as apartments, shopping centers, hotels and office buildings. These loans are carefully underwritten with emphasis placed on the project income, as well as, the borrowers and guarantors ability to repay from outside sources. The Bank also makes construction loans for residential purposes. These loans are primarily used for construction of owner-occupied pre-sold residential homes and are considered an attractive type of lending due to their short-term maturities and high yields. The Bank does not participate in any "speculative lending" which relies on market demand after construction.

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

Employees

         At December 31, 1999, a total of 89 persons were employed by the Company and the Bank and 83 of these persons are employed full time. None are represented by any collective bargaining unit. The Company considers relations with its employees to be good.

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

         As a state member bank subject to the regulations of the Federal Reserve Board, the Bank has to obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined in excess of that account. At December 31, 1999, the Bank had $3.8 million of retained earnings legally available for the payment of dividends.

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

                              Capital Requirements

                                                                  Year Ended
                                                                 December 31,
                                                                     1999

              Required Capital Ratios:

                      Leverage Ratio                                  4.00%
                      Tier 1 risk-based capital ratio                 4.00
                      Total risk-based capital ratio                  8.00

              The Company Capital Ratios:

                      Leverage Ratio                                  8.9%
                      Tier 1 risk-based capital ratio                12.7
                      Total risk-based capital ratio                 13.7


         In January 1989, the Federal Reserve Board published risk-based capital guidelines in final form which are applicable to bank holding companies. The Federal Reserve Board guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. These guidelines became effective on March 15, 1989. The minimum ratio of qualified total capital to risk-weighted assets (including certain off balance sheet items, such as standby letters of credit) is 8.00%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier

1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease losses reserves. The Company's Tier 1 and total Capital ratios as of December 31, 1999 were 12.7% and 13.7%, respectively.

         In addition, the Federal Reserve Board has established minimum Leverage ratio (Tier 1 capital to quarterly average assets less goodwill) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 3.00% for bank holding companies that meet certain specific criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a Leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Leverage ratio as of December 31, 1999 was 8.9%. The guidelines also provide that a banking organization experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

Item 2.  Properties

         The principal executive offices of First National Corporation are located at 112 West King Street, Strasburg, Virginia, which is owned free of encumbrances. In addition to operating a full service banking facility at this Strasburg location, the Company operates six additional branches and a loan production office. The Company owns four of these facilities without encumbrances and leases three of the facilities.

The leases on these facilities  including  renewal options,  expire in 2002. See
Note 14 to the Consolidated Financial Statements of the Company's 1999 Annual Report to Shareholders for additional information concerning this lease commitment.

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

         No matters were submitted to security holders for a vote in the fourth quarter of 1999.

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

                           Market Price and Dividends

                                       Sales Price ($)       Dividends ($) (1)
                                       ---------------       -----------------
                                    High             Low
                                    ----             ---

1998:

     1st quarter..................  34.00           22.50           .215
     2nd quarter..................  40.00           35.09           .215
     3rd quarter..................  37.25           31.00           .215
     4th quarter..................  33.00           30.63           .355

1999:

     1st quarter..................  30.50           29.00           .26
     2nd quarter..................  30.00           27.00           .26
     3rd quarter..................  31.00           26.50           .26
     4th quarter..................  28.88           26.00           .37

-------------
(1) The Company increased its dividend to $1.15 per share in 1999, which represented a payout ratio of 44.72%. The dividend per share and payout ratios in 1998 were $1.00 and 41.21%, respectively.

         The Company had 719 shareholders of record as of February 29, 2000.

Item 6.  Selected Financial Data

         The information required by this Item is incorporated by reference "Table 1 - Selected Consolidated Financial Data" in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The Company is the holding company for the Bank, and Financial Services is a subsidiary of the Bank. The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 1999,

1998 and 1997 should be read in conjunction with the consolidated financial statements and related notes.

Overview

         Both earnings and assets grew in 1999. Net income for 1999 was $2,034,288 compared to $1,904,682 in 1998 and $1,611,322 in 1997. Net income per share increased $0.14 per share, basic and $0.15 per share, diluted in 1999 from 1998 ($2.57 per share basic and diluted in 1999 versus $2.43 per share basic and $2.42 per share diluted in 1998). The increase in earnings resulted primarily from a continuing increase in the Bank's interest income which was greater than the increase in interest expense. Return on average assets was 1.00% in 1999, 1.05% in 1998 and 1.07% in 1997. Return on average equity was 11.63% in 1999, 11.31% in 1998 and 10.41% in 1997.

         Assets grew 16.1% in 1998, but in 1999 management elected to slow the rate to 8.1%. Growth occurred in the loan portfolio where loans, net of unearned income and allowance for loan losses, increased $20.9 million to $149.3 million. The securities portfolio declined $3.1 million to $45.1 million in 1999 after increasing $6.6 million to $48.3 million in 1998. Funding for the asset growth was provided, in part, by an increase in long-term debt of $15.2 million.

Results of Operations

         Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on earning assets, predominately loans and securities, exceeds interest expense on interest bearing liabilities, predominately deposits, short-term and long-term borrowings. The provision for loan losses and the amount of noninterest income and expense also have an effect on net income. Non-interest income and expense consists of income from service charges on deposit accounts, fees charged for various services, gains and losses from the sale of assets, both fixed assets and securities, and various administrative, operating and income tax expenses.

         Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Net interest margin is calculated by dividing tax equivalent net interest income by average earning assets and reflects the Company's net yield on its earning assets.

         General. Net income has increased in each of the last three years. The increase in income in 1999 was caused by growth in earning assets and by the funding of higher yielding loan assets, in part, from the sale of lower yielding securities assets. In 1997 and 1998 net interest income increased as the

Company continued to experience favorable asset growth.

         Net Interest Income. Net interest income, after provision for loan losses, was $7.04 million for the year ended December 31, 1999, up $0.49 million or 7.41% over the $6.55 million reported for the same period in 1998. This increase in net interest income, after provision for loan losses, resulted from an increase in interest-earning assets. In 1998 net interest income, after provision for loan losses, increased 9.69% or $0.58 million from $5.97 million in 1997.

         Interest income as a percent of average earning assets declined to 7.94% in 1999 from 8.22% in 1998 following a decline in 1998 from 8.51% in 1997. Interest expense as a percent of average earning assets increased from 4.02% in 1997 to 4.12% in l998 and declined to 3.95% in 1999. Net interest margin and interest rate spread decreased in 1999 when compared to 1998 and in 1998 when compared to 1997. Net interest margin was 3.98% in l999, 4.10% in l998 and 4.48% in 1997. Interest rate spread was 3.30% in 1999, 3.31% in l998 and 3.66% in 1997. The decline in yields on earning assets reflect a lower interest rate environment and management's attempt to grow the assets of the Bank while the cost of funding the growth increased.

         Provision for Loan Losses. The provision for 1999 was increased to $495,000 from $330,000 for 1998 and $220,000 for 1997. The increases were the result of management's analysis of the existing loan portfolio and related credit risks.

         Non-Interest Income. Non-interest income decreased $129,943 or 10.40% for 1999 over 1998 compared to an increase of $329,801 or 35.86% for 1998 over 1997. In 1999, non-interest income from other real estate owned (OREO) declined $47,828 due to lower rental income in 1999 compared to 1998. In 1999, profits on securities available for sale declined $196,942 from 1998. The increase in non-interest income in 1998 over 1997 was attributed to larger income from securities gains noted above, as well as increases in service charge income and fees for other customer services of $52,203 and $38,239 respectively.

         Non-Interest Expense. In 1999, non-interest expenses increased $164,623 or 3.22% over 1998. In 1998, non-interest expenses increased $459,679 or 9.89% over 1997. The small percentage increase in 1999 was the result of management's commitment to reduce non-interest expenses.

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

Year 2000 Issues

         The Company encountered no year 2000 related problems at the end of the year or during the transition on December 31, 1999. Management does not anticipate problems in the coming year regarding this unique and historical event.

         The Bank complied with all of the FFIEC requests, from the assessment of operating systems to the replacement or modification of programs or PCs not compliant with Y2K. These systems were tested and all contingency plans were in place for unexpected occurrences.

         The Bank spent a total of $212,224 on the Year 2000 project, which included hardware replacements, new software, testing, and contingency planning. Without these expenditures and the diligent efforts of all employees, January 1, 2000 may not have been so peaceful. The Bank is now, more than ever, ready to bring the Bank into the new millennium with new products and more enhanced services.

                 Table 1 - Selected Consolidated Financial Data


                                                          Years Ended December 31,
                                             1999         1998       1997        1996        1995
                                             ----         ----       ----        ----        ----
                                              (in thousands, except ratios and per share amounts)

Income Statement Data:
    Interest income                        $ 15,217    $ 13,993    $ 11,932    $ 10,833    $   9,943
    Interest expense                          7,683       7,110       5,738       5,097        4,733
    Net interest income                       7,534       6,883       6,194       5,736        5,210
    Provision for loan losses                   495         330         220         120            0

    Net interest income after
       provision for loan losses              7,039       6,553       5,974       5,616        5,210
    Non-interest income                       1,118       1,052         908         628          811
    Securities gains (losses)                     1         198          11          20           (8)
    Non-interest expense                      5,271       5,106       4,646       4,279        4,217

    Income before income taxes                2,887       2,697       2,247       1,985        1,796
    Income taxes                                853         792         636         531          481

    Net income                             $  2,034    $  1,905    $  1,611    $  1,454    $   1,315

Per Share Data:
    Net income, basic                      $   2.57    $   2.43    $   2.08    $   1.88    $    1.70
    Net income, diluted                        2.57        2.42        2.08        1.88         1.70
    Cash dividends                             1.15        1.00        0.82        0.70         0.60
    Book value at period end                  21.63       22.31       20.81       19.16        18.02

Balance Sheet Data:
    Assets                                 $206,618    $191,136    $164.589    $141,329    $ 132,321
    Loans, net of unearned income           149,313     128,371     112,493      98,421       85,986
    Securities                               45,129      48,263      41,699      33,742       36,619
    Deposits                                153,422     155,008     139,762     123,984      115,906
    Stockholders' equity                     17,176      17,601      16,182      14,837       13,908
    Average shares outstanding , diluted        792         787         776         773          771

Performance Ratios:
    Return on average assets                  1.00%       1.05%       1.07%       1.06%        1.03%
    Return on average equity                 11.63%      11.31%      10.41%      10.36%       10.28%
    Dividend payout                          44.72%      41.21%      39.71%      37.19%       35.19%

Capital and Liquidity Ratios

    Leverage                                  8.91%       9.02%       9.99%      10.43%       10.70%
    Risk-based capital ratios:
         Tier 1 capital                      12.74%      13.78%      14.20%      15.58%       16.46%
         Total capital                       13.73%      14.76%      15.19%      16.60%       17.53%


        Table 2 - Average Balances, Income and Expense, Yields and Rates

                                                                     Twelve Months Ended December 31,
                                                                   1999                              1998
                                                                Annual                                   Annual
                                              Average           Income/     Yield/       Average        Income/        Yield/
                                              Balance           Expense     Rate         Balance        Expense         Rate
                                              -------           -------     ----         -------        -------         ----
ASSETS

Balances at correspondent banks
  - interest bearing                       $     240,004     $      31,007    12.92%    $    211,408   $    28,121      13.30%
Securities:
    Taxable                                   45,356,202         2,707,561     5.97%      40,911,545     2,489,752       6.09%
    Tax-exempt (1)                             7,840,363           604,758     7.71%       6,689,586       540,955       8.09%
                                           -------------     -------------              ------------   -----------
        Total Securities                      53,196,565         3,312,319     6.23%      47,601,131     3,030,707       6.37%
Loans (net of earned income): (2)
    Taxable                                  139,526,204        12,010,303     8.61%     122,961,198    11,108,481       9.03%
    Tax-exempt (1)                                99,387            12,080    12.15%         150,922        16,288      10.79%
                                           -------------     -------------              ------------   -----------
        Total Loans                          139,625,591        12,022,383     8.61%     123,112,120    11,124,769       9.04%
Federal funds sold and repurchase
    agreements                                 1,254,732            60,874     4.85%       1,620,395        85,556       5.28%
                                           -------------     -------------              ------------   -----------
    Total earning assets                     194,316,892        15,426,583     7.94%     172,545,054    14,269,153       8.27%
                                                             -------------                             -----------
Less: allowance for Loan Losses               (1,289,781)                                 (1,163,943)
Total nonearning assets                       11,285,982                                   9,844,364
                                           -------------                                ------------
    Total Assets                           $ 204,313,093                                $181,225,475
                                           =============                                ============

LIABILITIES AND SHAREHOLDER EQUITY
Interest bearing deposits:
    Checking                               $  10,873,173     $     147,343     1.36%    $  9,582,208   $   194,980       2.03%
    Money market savings                       6,667,684           199,488     2.99%       6,467,845       210,531       3.26%
    Regular savings                           63,119,179         2,776,451     4.40%      54,901,337     2,646,451       4.82%
    Certificates of deposit:
        Less than $100,000                    47,187,911         2,462,154     5.22%      45,677,800     2,461,627       5.39%
        $100,000 and more                     12,833,365           688,260     5.36%      12,399,700       688,453       5.55%
                                           -------------     -------------              ------------   -----------
Total interest bearing deposits              140,681,312         6,273,696     4.46%     129,028,890     6,202,042       4.81%
Fed funds purchased                            1,862,879           104,447     5.61%         457,638        29,462       6.44%
FHLB borrowings                               22,961,368         1,304,924     5.68%      15,374,312       878,732       5.72%
                                           -------------     -------------              ------------   -----------
Total interest bearing liabilities           165,505,559         7,683,067     4.64%     144,860,840     7,110,236       4.91%
                                           -------------     -------------              ------------   -----------
Noninterest bearing liabilities

    Demand deposits                           19,888,343                                  17,925,343
    Other liabilities                          1,432,181                                   1,596,292
                                           -------------                                ------------
Total liabilities                            186,826,083                                 164,382,475
Stockholders' equity                          17,487,010                                  16,843,000
                                           -------------                                ------------
Total liabilities and

    stockholders' equity                   $ 204,313,093                               $ 181,225,475
                                           =============                               =============

Net Interest income                        $   7,743,516                               $   7,158,917
                                           =============                               =============
Interest rate spread                                                           3.30%                                     3.36%
Interest expense as a percent of average
    earning assets                                                             3.95%                                     4.12%
Net interest margin                                                            3.98%                                     4.15%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1999 and 1998.
(2) Loans placed on a nonaccrual status are reflected in the balances.

                       Table 3 - Volume and Rate Analysis

                                                   1999                               1998
                                                       Change in                               Change in
                                Volume         Rate      Income/       Volume         Rate       Income/
                                Effect       Effect     Expense        Effect       Effect       Expense
                                ------       ------     -------        ------       ------       -------
Earning Assets:
   Due From Banks               $3,659        $(773)      $2,886       $1,605      $(1,312)         $293
   Taxable Securities          266,066      (48,257)     217,809      670,459      (71,082)      599,377
   Tax-Exempt Securities        87,768      (23,965)      63,803        5,381       (4,964)          417
   Taxable Loans             1,377,360     (475,538)     901,822    1,665,126     (165,174)    1,499,952
   Tax-Exempt Loans             (6,670)       2,462       (4,208)      (9,000)      (1,883)      (10,883)
   Federal Funds Sold and
     Repurchase Agreements     (18,137)      (6,545)     (24,682)      13,757         (539)       13,218
                               --------      -------     --------      ------     ---------       ------

Total Earning Assets        $1,710,046    $(552,616)  $1,157,430   $2,347,328    $(244,954)   $2,102,374
                            ----------     ---------  ----------   ----------    ----------   ----------

Interest Bearing Liabilities:
   Interest Checking           $32,858     $(80,495)    $(47,637)      $5,766     $(18,309)    $ (12,543)
   Savings Deposits-
         Regular               311,109     (181,109)     130,000       83,413      (63,927)      (42,020)
         Money Market            6,571      (17,614)     (11,043)     (33,215)      (8,805)       19,486
   CD's and Other Time Deposits

       $100,000 and More         7,085       (7,278)        (193)       3,498        7,245       612,080
       Less Than $100,000      (19,345)      19,872          527      125,145      486,935        10,743
                               --------      ------          ---      -------      -------        ------
Total Interest-
        Bearing Deposits      $338,278    $(266,624)      71,654     $184,607     $403,139      $587,746

Fed Funds Purchased             78,270       (3,285)      74,985       11,497       (1,647)        9,850
FHLB Borrowings                432,318       (6,126)     426,192      781,715       (7,165)      774,550
                               -------       -------     -------      -------       -------      -------

Total Interest-
       Bearing Liabilities    $848,866    $(276,035)    $572,831    $ 977,819     $394,327    $1,372,146
                              --------    ----------    --------    ---------     --------    ----------
Change in

       Net Interest Income    $861,180    $(276,581)    $584,599   $1,369,509   $ (639,281)     $730,228
                              ========    ==========    ========   ==========   ===========     ========


Financial Condition

         General. Management continued to aggressively increase the size of the loan portfolio in 1999. Loans, net of unearned discounts and allowance for loan losses, increased $20.9 million or 16.4% from $128.4 million in 1998 to $149.3 million in 1999. This growth in loans was reflected in an 8.1% increase in assets during the year. Assets began the year at $191.1million and grew $15.5 million to $206.6 million by year-end.

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

         The Bank's loan portfolio is summarized in table 4 for the periods indicated.

                            Table 4 - Loan Portfolio

Loans at December 31, 1999 and 1998 are summarized as follows

                                                1999              1998
                                                ----              ----
                                                      (thousands)

Commercial, Financial, and Agricultural        $26,907           $26,217
Real Estate Construction                        10,205             5,415
Real Estate-Mortgage:
   Residential (1-4 Family)                     58,712            47,965
   Non-Farm.  Non-Residential                   20,971            21,381
   Secured by Farmland                           1,489               851
Consumer                                        31,829            27,376
All Other Loans                                    670               513
                                                   ---          --------

         Total Loans                          $150,783          $129,718
         Less Unearned Income                       23               121
         Less Allowance for Loan Losses          1,447             1,226
                                                 -----             -----
         Loans-Net of Unearned Income         $149,313          $128,371
                                              ========          ========


         As shown in Table 4 above the total amount of commercial, financial and agricultural loans increased $0.7 million in 1999. Residential real estate mortgage loans increased $10.7 million in 1999 after increasing $2.8 million in 1998. Non-farm, non residential mortgage loans declined in 1999 by $0.4 million and increased in 1998 by $4.3 million. The growth in the consumer loan area continued in 1999 with an increase of $4.5 million which was more than the increase of $0.8 million in 1998.

         There was no category of loans that exceeded 10% of outstanding loans at December 31, 1999 which were not disclosed in Table 4.

                Table 5 - Remaining Maturities of Selected Loans

                                              At December 31, 1999
                                  Commercial

                                  Financial, and                 Real Estate

                                  Agricultural                   Construction
                                  ------------                   ------------
                                             (Dollars in Thousands)

Within 1 Year:                        $10,432                        $10,205
                                      --------
Variable Rate:
   1 to 5 Years                        $2,361                        $   - -
   After 5 Years                          692                            - -
                                      -------                        -------
Total                                 $ 3,053                        $   - -
                                      -------                        -------

Fixed Rate:
   1 to 5 Years                      $ 10,716                        $   - -
   After 5 Years                        2,706                            - -
                                     --------                        -------
Total                                $ 13,422                        $   - -
                                     --------                        -------

Total Maturities                     $ 26,907                       $ 10,205
                                     ========                       ========


         Asset Quality. The Allowance for Loan Losses ("ALL") balance at December 31, 1999 was $1,447,011, representing 0.96% of total loans and 384% of non-performing assets. At December 31, 1998, these amounts were 0.95% and 223%. These amounts were .98 % and 114% at December 31, 1997.

         Total losses charged against the ALL in 1999 were $338,897 compared to $233,306 in 1998, and $97,008 in 1997. Recoveries, consisting of the recovery of principal on loans previously charged against the allowance, totaled $64,712 in 1999, $17,184 in 1998, and $14,914 in 1997.

         Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover any projected losses within the total loan portfolio.

                  Allowance for Loan Losses. Changes in the allowance for loan and lease losses are detailed in Table 6.

                       Table 6 - Allowance For Loan Losses

                            (in thousands of dollars)

                                                           At December 31,
                                                          1999         1998
                                                          ----         ----

Balance, Beginning of Period                             $1,226       $ 1,112
  Loans Charged-Off
     Commercial, Financial and Agricultural                 193            65
     Real Estate-Construction                                --            --
     Real Estate-Mortgage
       Residential (1-4 Family)                                            30
       Non-Farm, Non Residential                             --            --
       Secured by Farmland                                   --            --
     Consumer                                               146           138
     All Other Loans                                         --            --
                                                         ------        ------

       Total Loans Charged Off                              339           233
                                                         ------        ------

  Recoveries

     Commercial, Financial and Agricultural                  30
     Real Estate-Construction                                --            --
     Real Estate-Mortgage
       Residential (1-4 Family)                              --
       Non-Farm, Non-Residential                             --            --
       Secured by Farmland                                   --            --
     Consumer                                                35            17
     All Other Loans                                         --            --
                                                         ------        ------

       Total Recoveries                                      65            17
                                                         ------        ------

   Net Charge-Offs                                          274           216
   Provision For Loan Losses                                495           330
                                                         ------        ------

Balance, End of Period                                   $1,447        $1,226
                                                         ======        ======

Ratio of net charge-offs (recoveries) during the period
to average loans outstanding during the period             0.20%         0.18%


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

         Table 7 shows the balance and percentage of the Bank's allowance for loan losses allocated to each major category of loans.

                Table 7 - Allocation of Allowance For Loan Losses

                                                   1999                            1998
                                                   ----                            ----
                                                          Percent of                    Percent of
                                                          Loans in Each                 Loans in Each
                                                          Category to                   Category to

                                          Allowance       Total Loans      Allowance    Total Loans
                                          ---------       -----------      ---------    -----------
                                                             (Dollars in Thousands)
Commercial, Financial

 And Agricultural                              $251            17.84%           $405         20.21%
Real Estate-Construction                         --             6.77%             --          4.17%
Real Estate-Mortgage                            738            53.83%            504         54.12%
Consumer                                        447            21.11%            298         21.10%
All Other                                        11             0.45%             19          0.40%
Unallocated                                      --                --             --             --
                                            -------           -------        -------        -------

                                            $ 1,447           100.00%        $ 1,226        100.00%
                                            =======           =======        =======        =======


         Non-Performing Assets Management classifies as non-performing both those loans on which payment has been delinquent 90 days or more and for which there is a risk of loss to either principal or interest, and Other Real Estate Owned. Other Real Estate Owned represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Other Real Estate Owned is booked at the lower of cost or market less estimated selling costs, and is actively marketed by the Bank through brokerage channels.

         Impairment of loans having recorded investments of $303,479 at December 31, l999 has been recognized in conformity with FASB Statement No. 114. The average recorded investment in impaired loans during 1999 was $234,024. The total allowance for loan losses related to these loans was $45,522 on December 31, l999. There was no interest income on impaired loans recognized for cash payments received in l999. In 1998, the bank had impaired loans with recorded investments of $164,569. The average recorded investment in impaired loans during 1998 was $195,574 and the total allowance for loan losses related to these loans was $78,228. There was no interest income on impaired loans recognized for cash payments received in 1998. There were no impaired loans in 1997.

         Non-accrual loans excluded from impaired loan disclosure under FASB 114 amounted to $34,125 and $42,385 at December 31, 1999 and 1998 respectively. If interest on these loans had been accrued, such income would have approximated $374 and $1,326 for 1999 and 1998.

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

                         Table 8 - Non-Performing Assets

                                                           At December 31,
                                                     1999                  1998
                                                     ----                  ----
                                                       (Dollars in Thousands)

Nonaccrual Loans                                     $ 34                 $ 207
Restructured Loans                                     --                    --
Foreclosed Property                                   343                   343
                                                    -----                 -----
Total Nonperforming Assets                          $ 377                 $ 550
                                                    =====                 =====

Loans Past Due 90 Days Accruing Interest             $126                  $213

Allowance for Loan Losses to Period End Loans       0.96%                 0.95%

Nonperforming Assets to Period End Loans            0.25%                 0.42%
  and Foreclosed Properties

Net Charge-Offs (Recoveries) to Average Loans       0.20%                 0.18%


         Securities. Securities at December 31, 1999 were $45.1 million, a decrease of $3.2 million or 6.62% from the $48.3 million at the end of 1998. During 1999, the Company sold lower yielding securities and funded higher yielding loans as a means of increasing net interest income.

         As of  December  31,  1999,  neither  the Company nor the Bank held any
derivative  financial   instruments  in  their  respective  investment  security
portfolios.

         Table 9 summarizes the carrying value of the Company's securities portfolio on the dates indicated.

                         Table 9 - Securities Portfolio

                                                     Years Ended December 31
                                                     (Dollars in Thousands)
                                                     1999              1998
                                                     ----              ----
Book Value:
Securities Held to Maturity

    U.S.  Government Securities                      $    0               $19
    States and Political Subdivisions                     0                 0
                                                    -------            ------
       Total Securities Held to Maturity            $     0               $19
                                                    =======               ===
Securities Available for Sale
    U.S.  Government Securities                     $36,635           $40,140
    States and Political Subdivisions                 6,445             6,884
    Other Securities                                  2,049             1,219
                                                    -------           -------
       Total Securities Available for Sale          $45,129           $48,243
                                                    =======           =======

       Total Securities                             $45,129           $48,262
                                                    =======           =======

            Investment Portfolio Maturity Distribution/Yield Analysis
                           Year Ended December 31, 1999

                                                                               Over Ten Years
                                          One Year or  One to Five  Five to Ten And Equity
                                             Less        Years        Years     Securities     Total

Available for Sale Securities
U.S.  Government Securities

   Amortized Cost                                 0       25,007       13,124        211       38,342
   Market Value                                   0       23,973       12,452        215       36,640
   Weighted Ave.  Yield                       0.00%        5.69%        6.50%      7.05%

State and Political Subdivisions

   Amortized Cost                                 0            0          458      6,368        6,826
   Market Value                                   0            0          469      5,977        6,446
   Weighted Ave.  Yield (1)                   0.00%        0.00%        8.19%      7.19%

Other Securities

   Amortized Cost                                 0            0            0      1,995        1,995
   Market Value                                   0            0            0      2,043        2,043
   Weighted Ave.  Yield                       0.00%        0.00%        0.00%      6.49%

Total Portfolio

   Amortized Cost                                 0       25,007       13,582      8,574       47,163
   Market Value                                   0       23,973       12,921      8,235       45,129
   Weighted Ave.  Yield (1)                   0.00%        5.69%        6.56%      7.02%

(1) Yields on tax exempt securities have been computed on a tax-equivalent basis.


         This schedule has been prepared using the contractual maturities for all securities with the exception of mortgaged-backed securities ("MBS's") and collateralized mortgage obligations ("CMO's"). Both MBS and CMO securities were recorded using dealer median prepayment speed assumptions, which is an industry standard.

         As of  December  31,  1999,  neither  the Company nor the Bank held any
derivative  financial   instruments  in  their  respective  investment  security
portfolios.

         Deposits. The Bank has made an effort in recent years to increase core deposits and reduce costs of funds. Deposits provide funding for the Company's investments in loans and securities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

         Deposits at December 31, 1999 were $153.4 million, a decrease of $1.6 million or 1.02% from $155.0 million at December 31, 1998. Savings and interest bearing demand deposits grew $4.9 million or 6.60% while non-interest-bearing demand deposits declined $0.9 million or 4.60% and time deposits declined $5.6 million or 9.32%.

         The following tables are a summary of average deposits and average rates paid.

                   Table 10 - Average Deposits and Rates Paid

                                                                 December 31,
                                                        1999                      1998

                                                            (Dollars in Thousands)
                                              Amount        Rate             Amount        Rate

Noninterest Bearing Deposits                 $19,888           --           $17,925            --
                                             -------                        -------
Interest Bearing Deposits
    Interest Checking                        $10,873        1.36%            $9,582         2.03%
    Money-Market                               6,668        2.99%             6,468         3.26%
    Regular Savings                           63,119        4.40%            54,901         4.82%
    Time Deposits
       Less than $100,000                     47,188        5.22%            45,678         5.39%
       $100,000 and more                      12,833        5.36%            12,400         5.55%
                                              ------                         ------

Total Interest Bearing                      $140,681        4.46%          $129,029         4.81%
                                            --------                       --------

       Total                                $160,569                       $146,954
                                            ========                       ========


                     Maturities of CD's of $100,000 and More

                           Within     Three to     Six to     Over
                           Three      Six          Twelve     One
                           Months     Months       Months     Year       Total

At December 31, 1998        $4,338    $1,630       $1,700    $5,325     $12,993


         Liquidity Liquidity represents an institutions ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities, and loans maturing within one year. As a result of the Bank's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity sufficient to satisfy its depositors' requirements and to meet its customers' credit needs.

         At December 31, 1999, cash, interest bearing and non-interest bearing deposits with banks, federal funds sold, investments in securities, and loans maturing within one year were $41.5 million. As of December 31, 1999, approximately 23.31% or $34.8 million of the loan portfolio would mature or reprice within a one year period.

         Non-deposit sources of funds in use as of December 31, 1999 consisted of six Federal Home Loan Bank advances. Three of the advances were used to fund specific longer-term loan requests. All three of these fixed-rate advances were Principal Reducing Credit ("PRC") advances that amortize during the life of the loan. The first PRC advance was funded in 1995 in the amount of $1.5 million at 6.25% with an effective maturity of December 12, 2005. The outstanding balance of this advance at year-end was $1.42 million. The second PRC advance was funded in 1998 in the amount of $1.3 million at 6.23% with an effective maturity of April 1, 2013. This advance maintained a balance of $1.22 million at year-end. The last PRC advance was funded in 1999 in the amount of $1.0 million at 5.98% with an effective maturity of February 11, 2019. At year-end, the outstanding balance on this advance was $984 thousand. Two of the remaining three advances were Convertible Advances that maintain a fixed rate during an agreed upon contract term. Thereafter and until the maturity date, the Federal Home Loan Bank may convert the advances to a floating rate advance. If the Federal Home Loan Bank exercises its option to convert the advances, the Bank may prepay the advance with no penalty. One of the Convertible Advances was funded in 1997 in the amount of $5.0 million at 5.58% with an effective maturity date of December 16, 2002 and an optional convertible feature at December 16, 1999, or later. These funds were borrowed for the purpose of general loan funding. The other Convertible advance was funded in 1998 in the amount of $10.0 million at 5.515% with an effective maturity of March 17, 2008 and an optional convertible feature at March 17, 2003, or later. This advance was used to fund an investment growth strategy. The last advance was funded via the Daily Rate Credit ("DRC") program. This $15.0 million floating rate advance was funded in 1999 and maintains a maturity date of September 25, 2000. However, it may be repaid at anytime without penalty. This advance was used for general balance sheet funding.

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

         The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risks weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of risk-weighted assets to total capital of 13.7% at December 31, 1999 and a ratio of risk-weighted assets to Tier 1 capital of 12.7%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

                          Table 11- Analysis of Capital

                                                    Year End December 31,
                                                  1999                1998
                                                   (Dollars in Thousands)
Tier 1 Capital

    Common Stock                                 $3,970              $3,945
    Surplus                                       1,531               1,417
    Retained Earnings                            13,017              11,892
                                                 ------              ------
    Total Tier 1 Capital                        $18,518             $17,254
Tier 2 Capital:
    Allowance for Loan Losses (1)                 1,447               1,226
                                                  -----               -----
    Total Risk Based Capital                    $19,965             $18,480
                                                =======             =======
Risk-Weighted Assets                           $145,269            $125,213
Capital Ratios:
    Tier 1 Risk-Based Capital Ratio               12.7%               13.8%
    Total Risk-Based Capital Ratio                13.7%               14.8%

    Tier 1 Capital to Average Total Assets         8.9%                9.0%
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

Item 8.  Financial Statements and Supplementary Data

         Pursuant to General Instruction G(2), information required by this Item is incorporated by reference from pages 6 to 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999.

Item 9.  Change   in  and  Disagreements  with  Accountants  on  Accounting  and
         Financial Disclosure

         None.



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Pursuant to General  Instruction G(3), the information  called for this
Item is incorporated herein by reference from pages 2, 3 and 5 of the Company's proxy statement dated March 2, 2000, for the Company's Annual Meeting of Shareholders held April 4, 2000.

Item 11.  Executive Compensation

         Pursuant to General  Instruction G(3), the information  called for this
Item is incorporated herein by reference from pages 6 and 7 of the Company's proxy statement dated March 2, 2000 for the Company's Annual Meeting of Shareholders held April 4, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Pursuant to General  Instruction G(3), the information  called for this
Item is incorporated herein by reference from pages 3 and 4 of the Company's proxy statement dated March 2, 2000, for the Company's Annual Meeting of Shareholders held April 4, 2000.

Item 13.  Certain Relationships and Related Transactions

         Pursuant to General  Instruction G(3), the information  called for this
Item is incorporated herein by reference from page 7 of the Company's proxy statement dated March 2, 2000, for the Company's Annual Meeting of Shareholders held April 4, 2000.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents required in Part II, Item 8, are incorporated by reference to pages 6 through 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999:

     1.  Financial Statements                                            Page
         --------------------                                            ----
         Report of Independent Certified Public Accountants                6
         First National Corporation and Subsidiaries:
         Consolidated Balance Sheets at December 31, 1999 and 1998         7
         Consolidated Statements of Income for the years ended
         December 31, 1999, 1998 and 1997                                  8
         Consolidated Statements of Cash Flows for the years
         ended December 31, 1999, 1998 and 1997                        9 and 10
         Consolidated Statements of Changes in Stockholders'
         Equity for the years ended December 31, 1999, 1998 and 1997      11
         Notes to Financial Statements                                  12 - 23

     2.  Financial Statement Schedules

         All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     3.  Exhibits

         The following documents are attached hereto or incorporated herein by reference as Exhibits:

     3.1 Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Company's Form 10 filed with the SEC on May 2, 1994).
     3.2 Bylaws incorporated herein by reference to Exhibit 3 to the Company's Form 10 filed with the SEC on May 2, 1994).
     4.1 Specimen of Common Stock Certificate incorporated herein by reference to Exhibit 1 to the Company's Form 10 filed with SEC on May 2, 1994).
     13.1  Annual Report to Shareholders for the year ended December 31, 1999.
     21.1  Subsidiaries  of the Company  (incorporated  herein by  reference  to
           Exhibit 1 to the Company's Form 10 filed with SEC on May 2, 1994).
     27    Financial Data Schedule (filed electronically only).

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended December 31, 1999.

          With the exception of the information herein expressly incorporated by reference, the 1999 Annual Report to Shareholders and the Proxy Statement for the 2000 Annual Meeting of Shareholders are not to be deemed filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                           FIRST NATIONAL CORPORATION


                                     By:  /s/ Harry S. Smith
                                          -------------------------------------
                                          Harry S. Smith
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                                   Date
---------                                  -----                                   ----

/s/ Harry S. Smith                         President and                        March 30, 2000
-----------------------------------        Chief Executive Officer
Harry S. Smith                             (Principal Executive Officer)


/s/ Stephen Pettit                         Comptroller and Chief                March 30, 2000
-----------------------------------        Accounting Officer (Principal
Stephen Pettit                             Financial and Accounting Officer)


/s/ Noel M. Borden                         Chairman of the Board                March 30, 2000
-----------------------------------        Director
Noel M. Borden


/s/ Douglas C. Arthur                      Vice Chairman of the Board           March 30, 2000
-----------------------------------        Director
Douglas C. Arthur


/s/ Dr. James A. Brill                     Director                             March 30, 2000
-----------------------------------
Dr. Byron A. Brill


/s/ Elizabeth H. Cottrell                  Director                             March 30, 2000
-----------------------------------
Elizabeth H. Cottrell


/s/ Dr. James A. Davis                     Director                             March 30, 2000
-----------------------------------
Dr. James A. Davis


/s/ Christopher E. French                  Director                             March 30, 2000
-----------------------------------
Christopher E. French



/s/ Charles E. Maddox, Jr.                 Director                             March 30, 2000
-----------------------------------
Charles E. Maddox, Jr.


/s/ W. Allen Nicholls                      Director                             March 30, 2000
-----------------------------------
W. Allen Nicholls


/s/ Henry L. Shirkey                       Director                             March 30, 2000
-----------------------------------
Henry L. Shirkey


/s/ Alson H. Smith, Jr.                    Director                             March 30, 2000
-----------------------------------
Alson H. Smith, Jr.


                                  EXHIBIT INDEX

Number            Document
------            --------

3.1 Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Company's Form 10 filed with the SEC on May 2, 1994).
3.2 Bylaws incorporated herein by reference to Exhibit 3 to the Company's Form 10 filed with the SEC on May 2, 1994).
4.1 Specimen of Common Stock Certificate incorporated herein by reference to Exhibit 1 to the Company's Form 10 filed with SEC on May 2, 1994).
13.1       Annual Report to Shareholders for the year ended December 31, 1999.
21.1       Subsidiaries  of the Company  (incorporated  herein by  reference  to
           Exhibit 1 to the Company's Form 10 filed with SEC on May 2, 1994).
27         Financial Data Schedule (filed electronically only).