Form 10-Q
period 2000-03-31
FIRST NATIONAL CORP /VA/
filed 2000-05-15
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No_____

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                      Class: Common stock, $5.00 par value
                     Outstanding as of May 9, 2000: 794,131

                           FIRST NATIONAL CORPORATION


                                      INDEX


Part 1.  Financial Information

     Item 1    Financial Statements                                     Page No.

               Consolidated Statements of Income                               3

               Consolidated Balance Sheets                                     4

               Consolidated Statements of Cash Flows                           5

               Consolidated Statements of  Changes in Stockholders' Equity     6

               Notes to Consolidated Financial Statements                      7

      Item 2.  Management's Discussion and Analysis of Results of Operations
               and Financial  Condition                                       10

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk     13

Part II.       Other Information

      Item 1   Legal Proceedings                                              13

      Item 4.  Submission of Matters to a vote of Security Holders            13

      Item 6.  Exhibits and Reports on Form 8-K                               13

      Signature                                                               15


                                        FIRST NATIONAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF INCOME
                                        (In Thousands of Dollars)
                                        (Except Per Share Amounts)
                                                                           Three Months Ended
                                                           March 31, 2000                 March 31, 1999

Interest Income
Interest and Fees on Loans                                         $3,271                         $2,772
Interest on Federal Funds Sold                                          0                             48
Interest on Deposits in Banks                                           8                              6
Interest and Dividends on Investment Securities
Available for Sale
Taxable                                                               601                            633
Non Taxable                                                            82                             90

Total Interest Income                                               3,962                          3,549

Interest Expense
Interest on Savings Deposits and Interest
Bearing Demand Deposits                                               780                            725
Interest on Time Deposits of $100,000 or more                         205                            156
Interest on All Other Time Deposits                                   555                            657
Interest on Federal Funds Purchased                                    27                             --
Interest on Long-term Debt                                            489                            258
                                                                 --------                        -------

Total Interest Expense                                              2,056                          1,796
                                                                 --------                        -------

Net Interest Income                                                 1,906                          1,753
                                                                 --------                        -------
   Provision for Loan Losses                                          123                            123
                                                                 --------                        -------

     Net Interest Income After Provisions
        for Loan Losses                                             1,783                          1,630

Other Operating Income
Service Charges                                                       177                            151
Profits on Securities Available for Sale                              --                              --
Other Operating Income                                                112                            128
                                                                 --------                       --------

Total Operating Income                                                289                            279

Other Operating Expenses
Salaries and Employee Benefits                                        744                            633
Occupancy Expense                                                      92                             76
Equipment Expense                                                     118                            126
Other                                                                 462                            424
                                                                 --------                       --------

Total Operating Expenses                                            1,416                          1,259

Income Before Income taxes                                            656                            650

Income Taxes                                                          216                            201
                                                                ---------                      ---------

Net Income                                                           $440                           $449
                                                                =========                       ========

Per Share Data
Earnings Per Common Share, basic                                    $0.55                          $0.57
                                                                =========                       ========
Earnings Per Common Share, diluted                                  $0.55                          $0.57
                                                                =========                       ========
Cash Dividends                                                      0.290                          0.260
                                                                =========                      =========

The Accompanying Notes Are An Integral Part Of These Statements

                                        FIRST NATIONAL CORPORATION
                                       CONSOLIDATED BALANCE SHEETS
                                        (In Thousands of Dollars)
                                                              March 31, 2000               December 31, 1999

               ASSETS
Cash and due from banks                                           $4,300                          $4,108
Federal Funds Sold                                                    --                              --
Investment Securities
     Available for Sale                                           44,530                          45,129
     Held to Maturity                                                 --                              --
Loans Net of Unearned Discount                                   154,277                         150,760
     Less: Allowance for Loan Losses                               1,527                           1,447
                                                               ---------                       ---------
          Net Loans                                              152,750                         149,313

Bank Premises and Equipment                                        4,671                           4,700
Interest Receivable                                                1,163                           1,166
Other Real Estate                                                    343                             343
Other Assets                                                       2,068                           1,859
                                                               ---------                       ---------

     Total Assets                                               $209,825                        $206,618
                                                                ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Demand Deposits
          Non-Interest Bearing                                   $18,378                         $18,656
          Interest Bearing                                        17,771                          17,995
     Savings Deposits                                             56,433                          61,943
     Certificates of Deposit of $100,000 and over                 15,213                          12,993
     All Other Time Deposits                                      44,887                          41,835
                                                               ---------                      ----------

          Total Deposits                                        $152,682                        $153,422

Federal Funds Purchased                                            5,000                           1,547
Federal Home Loan Bank Advance                                    33,598                          33,622
Accrued Expenses                                                   1,201                             851
                                                               ---------                       ---------

          Total Liabilities                                     $192,481                        $189,442
                                                               ---------                       ---------

Stockholders' Equity
     Common Stock, Par Value $5 per Share;
      Authorized 2,000,000 Shares, 794,131 and 793,991
        Shares Issued and Outstanding                             $3,971                          $3,970
     Surplus                                                       1,534                           1,531
     Accumulated Other Comprehensive Income                       (1,388)                         (1,342)
     Undivided Profits                                            13,227                          13,017
                                                               ---------                       ---------

          Total Stockholders' Equity                             $17,344                         $17,176
                                                               ---------                       ---------

          Total Liabilities and Stockholders' Equity            $209,825                        $206,618
                                                                ========                        ========

The Accompanying Notes Are An Integral Part of These Statements

                                        FIRST NATIONAL CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In Thousands of Dollars)
                                                                                    THREE MONTHS ENDED
                                                                         March 31, 2000       March 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                   $   440               $   449
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                                96                   106
     Provision for loan losses                                                   123                   123
     Change in assets and liabilities
         (Decrease) in interest receivables                                        3                    12
         (Increase) in other assets                                             (308)                 (145)
         Increase in accrued expenses                                            403                   517
                                                                             -------              --------

Net Cash Provided by Operating Activities                                    $   757               $ 1,062
                                                                             -------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities-available for sale                          $    --               $    --
Proceeds from maturities and principal payments on
  securities-available for sale                                                  599                 2,808
Purchases of securities-available for sale                                         0               (12,492)
Proceeds from maturities and principal payments on securities-held to maturity     0                    19
Purchases of bank premises and equipment                                         (67)                  (72)
Net (increase) in loans                                                       (3,560)                 (935)
(Increase) in federal funds sold                                                   0                   551
                                                                             -------              --------

Net Cash (Used in) Investing Activities                                      $(3,028)             ($10,121)
                                                                             -------              --------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in demand deposits, NOW accounts,
     and savings accounts                                                     (6,012)                5,069
Net increase in certificates of deposit                                        5,272                 1,630
Net increase (decrease) in long-term borrowings                                  (24)                  981
Net proceeds from issuance of common stock                                         4                    24
Cash dividends paid                                                             (230)                 (205)
Net (increase) in federal funds purchased                                      3,453                    --
                                                                             -------              --------

Net Cash Provided by Financing Activities                                     $2,463                $7,499
                                                                              ------              --------

         Increase (Decrease) in Cash and Cash Equivalents                       $192               $(1,560)

CASH AND CASH EQUIVALENTS:
Beginning                                                                      4,108                 5,026
                                                                           ----------             --------

Ending                                                                       $ 4,300                $3,466
                                                                             =======                ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
     Interest                                                                $ 2,059               $ 1,762
                                                                           =========             =========

     Income Taxes                                                            $     0               $     0
                                                                           =========             == ======

The Accompanying Notes Are An Integral Part of These Statements


                                                   FIRST NATIONAL CORPORATION
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    (IN THOUSANDS OF DOLLARS)
                                           Three Months Ended March 31, 2000 and 1999
                                                                         Accumulated
                                                                            Other
                                           Common       Capital      Comprehensive       Retained   Comprehensive
                                            Stock       Surplus          Income           Earnings      Income           Total

Balances, December 31, 1998                 $3,945       $1,417            $347           $11,892                       $17,601

Comprehensive income:
    Net income                                                                                449         449               449
Other comprehensive income
    net of tax:
    Unrealized loss on securities
      Available for sale                                                                                 (267)             (267)
    Reclassification adjustment                                                                             0                 0
                                                                                                        -----

Other comprehensive income, net of tax                                     (267)                         (267)
                                                                                                        -----

Total comprehensive income                                                                                182
                                                                                                        =====

Issuance of authorized common stock
      dividend reinvestment plan                 4           20                                                              24

Cash dividends declared                                                                      (205)                         (205)
                                            ------       ------            ----           -------                       -------

Balances, March 31, 1999                    $3,949       $1,437             $80           $12,136                       $17,602
                                            ======       ======            ====           =======                       =======


Balances, December 31, 1999                  3,970       $1,531         $(1,342)          $13,017                       $17,176

Comprehensive income:
    Net Income                                                                                440         440               440
Other comprehensive income,
    net of tax:
Unrealized loss on securities
     available for sale                                                                                   (46)              (46)
Reclassification adjustment
for gains realized in net income                                                                            0                 0
                                                                                                        -----

Total comprehensive income, net of tax                                                                    (46)              (46)
                                                                                                        -----

Total comprehensive income                                                                                394
                                                                                                        =====

Issuance of authorized common stock
      Exercised Options                          1            3                                                               4

Cash dividends declared                                                                      (230)                         (230)
                                            ------       ------            ----           -------                       -------

Balances, March 31, 2000                    $3,971       $1,534         $(1,388)          $13,227                       $17,344
                                            ======       ======           =====           =======                       =======

The Accompanying Notes Are An Integral Part of These Statements

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Interim Financial Statements

          The accompanying consolidated financial statements of First National Corporation and its subsidiaries have not been audited by independent accountants, except for the balance sheet at December 31, 1999. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 2000 and 1999 the company's financial position at March 31, 2000 and December 31, 1999, and the cash flows for the three month periods ended March 31, 2000 and 1999. These adjustments are of a normal recurring nature.

Note 2. Securities as of March 31, 2000 and December 31, 1999 are summarized below:

                                                                                        (000 Omitted)

                                                       March 31, 2000                    December 31, 1999
                                                       --------------                    -----------------
                                                                 Unrealized                            Unrealized
                                        Cost        Market        Gain (Loss)      Cost     Market     Gain (Loss)
                                        ----        ------        -----------      ----     ------     -----------
Securities Available For Sale
     U. S. Treasury Securities               $0           $0            $0           $0          $0          $0
     U. S. Agency Securities             37,807       35,970       ($1,837)      38,337      36,636      ($1701)
     Obligation of State and Political
         Subdivisions                     6,826        6,520         ($306)       6,826       6,445       ($381)
     Corporate Securities                     1           41           $40            1          49         $48
     Other Securities                     1,999        1,999            $0        1,999       1,999          $0
                                       --------     --------        ------    ---------  ---------- -----------
Total Securities Available for Sale     $46,633      $44,530       ($2,103)     $47,163     $45,129     ($2,034)


                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. The consolidated  loan portfolio,  stated at face amount, is composed of the following:
                                                                          (000 Omitted)

                                                           March 31, 2000            December 31, 1999
     Real estate loans:
       Construction and land development                          $8,118                    10,205
       Secured by farm land                                        1,874                     1,489
       Secured by 1-4 family residential                          36,475                    58,712
       Other real estate loans                                    42,361                    20,971
     Loans to farmers (except those secured by real estate)          510                       466
     Commercial and industrial loans
             (except those secured by real estate)                32,074                    26,441
     Loans to individuals for personal expenditures               32,002                    31,829
     All other loans                                                 876                       670
                                                               -----------------------------------
              Total loans                                       $154,290                   150,783
     Less unearned income reflected in loans                          13                        23
                                                                ----------------------------------
               Loans, net of unearned income                    $154,277                   150,760
                                                                ==================================

     The Bank had loans in a Nonaccrual category of $34,125 on December 31, 1999 and $ 56,923 on March 31, 2000.


Note 4.   Allowance for Loan Losses

            Analysis of the Allowance for Loan Losses
                                                                           For the Three Months Ended
                                                                                  (000 Omitted)

                                                                      March 31, 2000         March 31, 1999
     Balance at Beginning of Period                                         $1,447                $1,226

     Charge-Offs                                                                53                   196

     Recoveries                                                                 10                    11
                                                                          --------               -------

     Net Charge-Offs                                                            43                   185

     Provision for Loan Losses                                                 123                   123
                                                                          --------             ---------

     Balance at End of Period                                               $1,527                $1,164
                                                                          ========                ======

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Corporation has not determined whether to adopt the new statement early. The Statement will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because the Corporation does not use derivatives, management does not anticipate that the adoption of the new Statement will have any effect on the Corporation's earnings or financial position.

                           FIRST NATIONAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

     Net income for the first quarter of 2000 was $440 thousand compared to $449 thousand in the first quarter of 1999. This represents a decrease of 2% and is attributable to an increase in legal and professional fees in the first quarter of 2000 which were incurred for several deposit feasibility studies. Interest and fees on loans, the largest component of interest income, increased $499 thousand during the period, while interest on deposits, the largest component of interest expense, increased $2 thousand resulting in an increase in net interest income of $153 thousand. The provision to the allowance for loan losses remained the same as the previous period at $123 thousand. Other operating expenses increased $157 thousand. Most of the increase in other operating expenses was due to increased salaries and employee benefits in 2000 as compared to 1999. Total other operating income increased $10 thousand during the period.

Yields, Rates and Net Interest Margin
-------------------------------------

     Interest rates on loans have remained relatively stable during 2000 and in comparison with the first quarter of 1999, the yield on the loan portfolio increased from 8.56% in 1999 to 8.60% in 2000. At the same time the cost of interest bearing deposits increased from 4.45% in the first quarter of 1999 to 4.56% in the same period of 2000. While the yield on earning assets increased 35 basis points from 7.77% in 1999 to 8.12% in 2000, the cost of interest bearing liabilities increased 23 basis points from 4.59% in 1999 to 4.82% in 2000. This resulted in an increase in the bank's interest rate spread from 3.18% in 1999 to 3.30% in 2000. Interest expense as a percentage of average earning assets increased from 3.88% in 1999 to 4.17% in 2000. The bank's net interest margin increased from 3.89% in 1999 to 3.95% in 2000.

Future Operations
-----------------

     First Bank was one of sixty-five banks seeking to collectively purchase a general insurance agency(s) through membership in the Virginia Bankers Insurance Center. The bank will introduce "internet banking" with a bill-payer feature beginning in mid 2000.


Year 2000 Information
---------------------

         The Corporation encountered no year 2000 related problems at the end of the year or during the transition on December 31, 1999. Management does not anticipate problems in the coming year regarding this unique and historical event.
         The bank complied with all of the FFIEC requests, from the assessment of operating systems to the replacement or modification of programs or PCs not compliant with Y2K. These systems were tested and all contingency plans were in place for unexpected occurrences.

         First Bank spent a total of $212,224 on the Year 2000 project, which included hardware replacements, new software, testing, and contingency planning. Without these expenditures and the diligent efforts of all employees, January 1, 2000 may not have been so peaceful. We are now, more than ever, ready to bring the Bank into the new millennium with new products and more enhanced services.

                                            FIRST NATIONAL CORPORATION
                              AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES


                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                              2000                              1999

                                                              Annual                           Annual
                                                Average       Income/    Yield/     Average    Income/   Yield/
                                                Balance       Expense    Rate(3)    Balance    Expense   Rate(3)
                                                -------       -------    -------    -------    -------   -------
ASSETS
Balances at correspondent banks  -
   interest bearing                               $169,342     $8,045    19.00%      $245,738    $6,484   10.55%

Securities:
    Taxable                                     38,124,407    600,716     6.30%    44,257,866   632,550    5.72%
        Tax-exempt (1)                           6,816,963    124,233     7.29%     7,047,827   136,912    7.77%
                                               -----------    -------     -----   -----------   -------    -----
        Total Securities                        44,941,370    724,949     6.45%    51,305,693   769,462    6.00%

Loans (net of earned income): (2)
    Taxable                                    152,191,182  3,270,090     8.59%   129,402,662 2,769,565    8.56%
    Tax-exempt (1)                                  74,392      2,255    12.12%       111,475     3,342   11.99%
                                              -----------------------    ------  ------------ ----------  ------
        Total Loans                            152,265,574  3,272,345     8.60%   129,514,137 2,772,907    8.56%
Fed funds sold and repurchase
    agreements                                       8,045        110     5.48%     4,025,256    48,438    4.78%
                                                ----------  ---------      ----  ------------ ---------        -
    Total earning assets                       197,384,308  4,005,449     8.12%   185,117,824 3,597,292    7.77%
Less: allowance for Loan Losses                 (1,483,579)                        (1,254,022)
Total nonearning assets                         12,067,617                         10,349,476
                                             -------------                    ---------------
    Total Assets                              $207,968,346                       $194,213,278
                                              ============                       ============

LIABILITIES AND SHAREHOLDER EQUITY
    Interest bearing deposits:
    Checking                                   $11,909,996    $33,865     1.14%   $10,537,969   $42,582    1.62%
    Money market savings                         5,987,274     44,036     2.94%     6,387,631    48,003    3.01%
    Regular savings                             58,812,915    702,014     4.77%    60,273,968   635,662    4.22%
    Certificates of deposit:
        Less than $100,000                      43,742,169    555,338     5.08%    49,544,628   656,728    5.30%
        $100,000 and more                       14,738,083    204,859     5.56%    11,458,861   155,583    5.43%
                                                ----------    -------     ----- ------------- ---------    -----
Total interest bearing deposits                135,190,437  1,540,112     4.56%   138,203,057 1,538,558    4.45%

Fed funds purchased                              1,781,363     27,198      6.11%          ---       ---    0.00%
Long term borrowings                            33,613,862    489,048     5.82%     18,270,301   257,509   5.64%
                                                  --------       ----     -------------------- ---------       -
Total interest bearing liabilities             170,585,662  2,056,358     4.82%   156,473,358 1,796,067    4.59%

Noninterest bearing liabilities
    Demand deposits                             18,704,406                         18,547,760
    Other liabilities                            1,349,921                          1,485,784
                                             -------------                    ---------------
Total liabilities                              190,639,989                        176,506,902
Stockholders' equity                            17,328,360                         17,706,376
                                             -------------                     --------------
Total liabilities and stockholders' equity    $207,968,349                       $194,213,278
                                              ============                       ============

Net Interest income                                         1,949,091                         1,801,225
                                                            =========                         =========
Interest rate spread                                                      3.30%                            3.18%
Interest expense as a percent of average
    earning assets                                                        4.17%                            3.88%
Net interest margin                                                       3.95%                            3.89%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1999 and 2000.
(2) Loans placed on a nonaccrual status are reflected in the balances.
(3) Annualized

                           First National Corporation

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

                Not Applicable

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         As of March 31, 2000 neither the Corporation nor the Bank was a party to any legal proceedings.

Item 2.  Not Applicable

Item 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         First National Corporation's annual meeting of shareholders was held on Tuesday, April 4, 2000 in Winchester, Virginia. Information relating to the solicitation of proxies required by this item is incorporated by reference from the Corporation's proxy statement dated February 1, 2000 for the Corporation's Annual Meeting of Shareholders held April 4, 2000, filed with the Commission on March 16, 2000.

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

                                            First National Corporation
                                                      (Registrant)


Date        May 13, 2000                     /s/ Stephen C. Pettit
    ---------------------------        -----------------------------------

                                          Stephen C. Pettit, Comptroller
                                        (Principal Accounting Officer and
                                            Duly Authorized Officer)