Form 10-Q
period 2000-06-30
FIRST NATIONAL CORP /VA/
filed 2000-08-14
CIK 719402

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       OR

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

                      Class: Common stock, $5.00 par value
                    Outstanding as of August 7, 2000: 794,631

                           FIRST NATIONAL CORPORATION


                                      INDEX


Part 1.  Financial Information

     Item 1    Financial Statements                                                        Page No.
               Consolidated Statements of Income                                              3,4

               Consolidated Balance Sheets                                                      5

               Consolidated Statements of Cash Flows                                            6

               Consolidated Statements of Changes in Stockholders' Equity                       7

               Notes to Consolidated Financial Statements                                       8

      Item 2.   Management's Discussion and Analysis of Results of Operations
               and Financial Condition                                                         11

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     13

Part II.          Other Information

      Item 1      Legal Proceedings                                                            13

      Item 4.     Submission of Matters to a Vote of Security Holders                          13

      Item 6.     Exhibits and Reports on Form 8-K                                             14

      Signature                                                                                15


                          PART I: FINANCIAL INFORMATION
                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)

                                                                           Three Months Ended
                                                            June 30, 2000                  June 30, 1999
                                                            -------------                  -------------
Interest Income
Interest and Fees on Loans                                         $3,411                         $2,933
Interest on Federal Funds Sold                                         12                             10
Interest on Deposits in Banks                                           8                              8
Interest and Dividends on Investment Securities
Available for Sale
Taxable                                                               594                            733
Non Taxable                                                            82                            106

Total Interest Income                                               4,107                          3,790

Interest Expense
Interest on Savings Deposits and Interest
Bearing Demand Deposits                                               823                            776
Interest on Time Deposits of $100,000 or more                         211                            171
Interest on All Other Time Deposits                                   617                            643
Interest on Federal Funds Purchased                                    35                             29
Interest on Long-term Debt                                            569                            274
                                                              -----------                    -----------
Total Interest Expense                                              2,255                          1,893
                                                              -----------                    -----------
Net Interest Income                                                 1,852                          1,897
                                                              -----------                    -----------
   Provision for Loan Losses                                          123                            102
                                                              -----------                    -----------

     Net Interest Income After Provisions
        for Loan Losses                                             1,729                          1,795

Other Operating Income
Service Charges                                                       196                            154
Profits on Securities Available for Sale                              --                              --
Other Operating Income                                                170                             83
                                                              -----------                    -----------
Total Operating Income                                                366                            237

Other Operating Expenses
Salaries and Employee Benefits                                        738                            664
Occupancy Expense                                                      82                             79
Equipment Expense                                                     119                            112
Other                                                                 455                            430
                                                               ----------                    -----------
Total Operating Expenses                                            1,394                          1,285

Income Before Income taxes                                            701                            747

Income Taxes                                                          186                            234
                                                               ----------                    -----------

Net Income                                                           $515                           $513
                                                               ==========                    ===========

Per Share Data
Earnings Per Common Share, basic                                    $0.65                          $0.65
                                                                =========                       ========
Earnings Per Common Share, diluted                                  $0.65                          $0.65
                                                                =========                       ========
Cash Dividends                                                      0.290                          0.260
                                                                =========                      =========

The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)

                                                                            Six Months Ended
                                                            June 30, 2000                  June 30, 1999
                                                            -------------                  -------------
Interest Income
Interest and Fees on Loans                                         $6,682                         $5,705
Interest on Federal Funds Sold                                         20                             58
Interest on Deposits in Banks                                           7                             14
Interest and Dividends on Investment Securities
Available for Sale
Taxable                                                             1,195                          1,366
Non Taxable                                                           164                            196

Total Interest Income                                               8,068                          7,339

Interest Expense
Interest on Savings Deposits and Interest
Bearing Demand Deposits                                             1,604                          1,501
Interest on Time Deposits of $100,000 or more                         416                            327
Interest on All Other Time Deposits                                 1,171                          1,300
Interest on Federal Funds Purchased                                    62                             29
Interest on Long-term Debt                                          1,058                            532
                                                              -----------                     ----------
Total Interest Expense                                              4,311                          3,689
                                                              -----------                     ----------
Net Interest Income                                                 3,757                          3,650
                                                              -----------                     ----------
   Provision for Loan Losses                                          246                            225
                                                              -----------                     ----------
     Net Interest Income After Provisions
        for Loan Losses                                             3,511                          3,425

Other Operating Income
Service Charges                                                       374                            305
Profits on Securities Available for Sale                              --                              --
Other Operating Income                                                282                            211
                                                                 --------                       --------
Total Operating Income                                                656                            516

Other Operating Expenses
Salaries and Employee Benefits                                      1,482                          1,297
Occupancy Expense                                                     174                            155
Equipment Expense                                                     237                            238
Other                                                                 917                            854
                                                                 --------                       --------
Total Operating Expenses                                            2,810                          2,544

Income Before Income taxes                                          1,357                          1,397

Income Taxes                                                          402                            435
                                                                ---------                      ---------
Net Income                                                           $955                           $962
                                                                =========                       ========

Per Share Data
Earnings Per Common Share, basic                                    $1.20                          $1.22
                                                                =========                       ========
Earnings Per Common Share, diluted                                  $1.20                          $1.22
                                                                =========                       ========
Cash Dividends                                                       0.58                           0.52
                                                               ==========                      =========

The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                               June 30, 2000               December 31, 1999
                                                               -------------               -----------------
               ASSETS
Cash and due from banks                                           $5,098                          $4,108
Federal Funds Sold                                                    --                              --
Investment Securities
     Available for Sale                                           44,348                          45,129
     Held to Maturity                                                 --                              --
Loans Net of Unearned Discount                                   160,559                         150,760
     Less: Allowance for Loan Losses                               1,621                           1,447
                                                               ---------                       ---------
          Net Loans                                              158,938                         149,313

Bank Premises and Equipment                                        4,643                           4,700
Interest Receivable                                                1,226                           1,166
Other Real Estate                                                      0                             343
Other Assets                                                       2,165                           1,859
                                                              ----------                         -------

     Total Assets                                               $216,418                        $206,618
                                                                ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Demand Deposits
          Non-Interest Bearing                                   $20,248                         $18,656
          Interest Bearing                                        17,880                          17,995
     Savings Deposits                                             55,645                          61,943
     Certificates of Deposit of $100,000 and over                 15,405                          12,993
     All Other Time Deposits                                      49,630                          41,835
                                                               ---------                      ----------

          Total Deposits                                        $158,808                        $153,422

Federal Funds Purchased                                              638                           1,547
Long-term debt                                                    38,074                          33,622
Accrued Expenses                                                   1,136                             851
                                                               ---------                         -------

          Total Liabilities                                     $198,656                        $189,442
                                                                --------                        --------

Stockholders' Equity
     Common Stock, Par Value $5 per Share;
      Authorized 2,000,000 Shares, 794,631 and 793,991
        Shares Issued and Outstanding                             $3,973                          $3,970
     Surplus                                                       1,543                           1,531
     Accumulated Other Comprehensive Income                       (1,265)                         (1,342)
     Undivided Profits                                            13,511                          13,017
                                                               ---------                       ---------

          Total Stockholders' Equity                             $17,762                         $17,176
                                                                 -------                         -------

          Total Liabilities and Stockholders' Equity            $216,418                        $206,618
                                                                ========                        ========

The Accompanying Notes Are An Integral Part of These Statements

                           FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                                                   SIX MONTHS ENDED
                                                                          June 30, 2000        June 30, 1999
                                                                          -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                      $955                  $962
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                               195                   213
     Provision for loan losses                                                   174                   225
     Change in assets and liabilities
         Increase (Decrease) in interest receivables                           1,166                  (133)
         (Increase) in other assets                                           (1,531)                 (121)
         Increase in accrued expenses                                            246                   312
                                                                              ------                ------

Net Cash Provided by Operating Activities                                     $1,205                $1,458
                                                                            --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of Other Real Estate Owned                             $  343                $    0
Proceeds from sale of securities-available for sale                                0                     0
Proceeds from maturities and principal payments on securities-available
  for sale                                                                       897                 2,808
Purchases of securities-available for sale                                         0               (13,316)
Proceeds from maturities and principal payments on securities-held
  to maturity                                                                      0                    19
Purchases of bank premises and equipment                                        (139)                 (253)
Net (increase) in loans                                                       (9,799)              (11,563)
(Increase) in federal funds sold                                                   0                 2,859
                                                                             --------             ---------
Net Cash (Used in) Investing Activities                                      $(8,698)             ($19,446)
                                                                             --------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in demand deposits, NOW accounts,
     and savings accounts                                                     (4,821)                7,214
Net increase (decrease) in certificates of deposit                            10,207                  (546)
Net increase in long-term borrowings                                           4,452                   958
Net increase in short-term borrowings                                              0                 8,000
Net proceeds from issuance of common stock                                        15                    60
Cash dividends paid                                                             (461)                 (410)
Net increase (decrease) in federal funds purchased                              (909)                2,458
                                                                              ------             ---------
Net Cash Provided by Financing Activities                                     $8,483               $17,734
                                                                              ------             ---------

         Increase (Decrease) in Cash and Cash Equivalents                       $990                 $(254)

CASH AND CASH EQUIVALENTS:
Beginning                                                                      4,108                 5,026
                                                                           ----------             --------
Ending                                                                       $ 5,098                $4,772
                                                                           ==========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
     Interest                                                                 $4,250                $3,697
                                                                           =========             =========

     Income Taxes                                                               $422                  $351
                                                                             =======              ========

The Accompanying Notes Are An Integral Part of These Statements

                           FIRST NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (IN THOUSANDS OF DOLLARS)
                     Six Months Ended June 30, 2000 and 1999

                                                                 Accumulated
                                                                    Other
                                        Common       Capital    Comprehensive    Retained   Comprehensive
                                         Stock       Surplus       Income        Earnings      Income        Total
                                         -----       -------       ------        --------      ------        -----
Balances, December 31, 1998             $3,945       $1,417         $347         $11,892       $17,601

Comprehensive income:
    Net income                                                                       962           962          962
Other comprehensive income
    net of tax:
    Unrealized loss on securities
      Available for sale                                                                        (1,150)      (1,150)
    Reclassification adjustment                                                                      0            0
                                                                                               -------

Other comprehensive income, net of tax                            (1,150)                       (1,150)
                                                                                               -------

Total comprehensive income                                                                         188
                                                                                               =======

Issuance of authorized common stock
      Dividend reinvestment plan             8           39                                                      47
      Exercise of incentive stock options    2           11                                                      13

Cash dividends declared                                                            (410)                      (410)
                                        ------      -------        -----        -------                    --------

Balances, June 30, 1999                 $3,955       $1,467        $(803)       $12,444                     $17,063
                                        ======       ======        ======       =======                    ========


Balances, December 31, 1999              3,970       $1,531      $(1,342)       $13,017                     $17,176

Comprehensive income:
    Net Income                                                                      955            955          955
Other comprehensive income,
    net of tax:
Unrealized gain on securities
     available for sale                                                                             77           77
Reclassification adjustment
for gains realized in net income                                                                     0            0
                                                                                                 -----

Total comprehensive income, net of tax                                77                            77
                                                                                                 -----

Total comprehensive income                                                                       1,032
                                                                                                ======

Issuance of authorized common stock
      Exercised Options                      3           12                                                      15

Cash dividends declared                                                            (461)                      (461)
                                           ------       ------      -------    --------                    -------
Balances, June 30, 2000                    $3,973       $1,543      $(1,265)    $13,511                    $17,762
                                           ======       ======      ========    =======                    =======


The Accompanying Notes Are An Integral Part of These Statements

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Interim Financial Statements

          The accompanying consolidated financial statements of First National Corporation (the "Corporation") and its subsidiaries, including First Bank (the "Bank"), have not been audited by independent accountants, except for the balance sheet at December 31, 1999. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the six month periods ended June 30, 2000 and 1999 the company's financial position at June 30, 2000 and December 31, 1999, and the cash flows for the six month periods ended June 30, 2000 and 1999. These adjustments are of a normal recurring nature.

Note 2. Securities as of June 30, 2000 and December 31, 1999 are summarized below:

                                                                                        (000 Omitted)

                                                    June 30, 2000                    December 31, 1999
                                                    -------------                    -----------------
                                                                 Unrealized                            Unrealized
                                        Cost        Market        Gain (Loss)      Cost     Market     Gain (Loss)
                                        ----        ------        -----------      ----     ------     -----------
Securities Available For Sale

     U. S. Treasury Securities               $0           $0            $0           $0          $0          $0
     U. S. Agency Securities             37,238       35,499       ($1,739)      38,337      36,636      ($1701)
     Obligation of State and Political
         Subdivisions                     6,826        6,603         ($223)       6,826       6,445       ($381)
     Corporate Securities                     1           46           $45            1          49         $48
     Other Securities                     2,200        2,200            $0        1,999       1,999          $0
                                      ---------    ---------        ------    ---------  ---------- -----------
Total Securities Available for Sale     $46,265      $44,348       ($1,917)     $47,163     $45,129     ($2,034)


                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                          (000 Omitted)

                                                            June 30, 2000            December 31, 1999
     Real estate loans:
       Construction and land development                          $7,511                    10,205
       Secured by farm land                                        1,823                     1,489
       Secured by 1-4 family residential                          35,429                    58,712
       Other real estate loans                                    44,141                    20,971
     Loans to farmers (except those secured by real estate)          541                       466
     Commercial and industrial loans
             (except those secured by real estate)                35,065                    26,441
     Loans to individuals for personal expenditures               34,402                    31,829
     All other loans                                               1,655                       670
                                                                --------                 ---------
              Total loans                                       $160,567                   150,783
     Less unearned income reflected in loans                           8                        23
                                                                --------                 ---------
               Loans, net of unearned income                    $160,559                   150,760
                                                                ========                 =========

     The Bank had loans in a Nonaccrual category of $34,125 on December 31, 1999and $ 216,156 on June 30, 2000.


Note 4.   Allowance for Loan Losses

            Analysis of the Allowance for Loan Losses

                                                                            For the Six Months Ended
                                                                                  (000 Omitted)

                                                                      June 30, 2000           June 30, 1999
     Balance at Beginning of Period                                         $1,447                $1,226

     Charge-Offs                                                                91                   249

     Recoveries                                                                 19                    50
                                                                          --------               -------

     Net Charge-Offs                                                            72                   199

     Provision for Loan Losses                                                 246                   225
                                                                          --------             ---------

     Balance at End of Period                                               $1,621                $1,252
                                                                          ========                ======

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000 (the "Statement"). The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Corporation has not determined whether to adopt the new statement early. The Statement will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because the Corporation does not use derivatives, management does not anticipate that the adoption of the new Statement will have any effect on the Corporation's earnings or financial position.

                           FIRST NATIONAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Net income for the first half of 2000 was $955 thousand compared to $962 thousand in the first half of 1999. This represents a decrease of less than 1% from the previous period and is attributable to an increase in cost of deposits in the first half of 2000 which was incurred in order to fund loan growth. Interest and fees on loans, the largest component of interest income, increased $977 thousand during the period, while interest on deposits, the largest component of interest expense, increased $63 thousand resulting in an increase in net interest income of $107 thousand. The provision to the allowance for loan losses increased from the previous period by $21 thousand. Other operating expenses increased $266 thousand. Most of the increase in other operating expenses was due to increased salaries and employee benefits in 2000 as compared to 1999. Total other operating income increased $140 thousand during the period.

Yields, Rates and Net Interest Margin

     Interest rates on loans have remained relatively stable during 2000 and in comparison with the first half of 1999, the yield on the loan portfolio has remained flat at 8.65% in both 1999 and 2000. At the same time the cost of interest bearing deposits increased from 4.43% in the first half of 1999 to 4.72% in the same period of 2000. While the yield on earning assets increased 31 basis points from 7.86% in 1999 to 8.17% in 2000, the cost of interest bearing liabilities increased 42 basis points from 4.58% in 1999 to 5.00% in 2000. This resulted in a decrease in the bank's interest rate spread from 3.28% in 1999 to 3.17% in 2000. Interest expense as a percentage of average earning assets increased from 3.90% in 1999 to 4.31% in 2000. The bank's net interest margin decreased from 3.97% in 1999 to 3.86% in 2000.

Future Operations

     The Bank was one of sixty-five banks seeking to collectively purchase a general insurance agency(s) through membership in the Virginia Bankers Insurance Center. The Bank has purchased an interest in Banker's Title Shenandoah, a title insurance company. The Bank will introduce "internet banking" with a bill-payer feature beginning September 1, 2000.


Year 2000 Information

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

                           FIRST NATIONAL CORPORATION
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES



                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                              2000                                   1999

                                                              Annual                                Annual
                                                Average       Income/    Yield/     Average         Income/   Yield/
                                                Balance       Expense    Rate(3)    Balance         Expense   Rate(3)
                                                -------       -------    -------    -------         -------   -------
ASSETS
Balances at correspondent banks  - interest
 bearing                                          $283,217    $19,702    13.91%      $228,875        $13,606   11.89%

Securities:
    Taxable                                     37,853,028  1,195,294     6.32%    46,912,657      1,366,295    5.82%
        Tax-exempt (1)                           6,826,435    248,742     7.29%     7,773,406        297,186    7.65%
                                               -----------  ---------     -----   -----------      ---------    -----
        Total Securities                        44,679,463  1,444,036     6.46%    54,686,063      1,663,481    6.08%

Loans (net of earned income): (2)
    Taxable                                    153,687,648  6,648,118     8.65%   131,867,032      5,701,009    8.65%
    Tax-exempt (1)                               1,174,000     51,120     8.71%       108,915          6,565   12.06%
                                               -----------  ---------    ------   -----------      ----------  ------
        Total Loans                            154,861,648  6,699,238     8.65%   131,975,947      5,707,574    8.65%
Fed funds sold and repurchase
    agreements                                     266,341      7,717     5.79%     2,383,282         57,696    4.84%
                                               -----------  ---------    ------   -----------      ---------    -----
    Total earning assets                       200,090,669  8,170,693     8.17%   189,274,167      7,442,358    7.86%
Less: allowance for Loan Losses                 (1,572,245)                        (1,166,522)
Total nonearning assets                         12,762,010                         11,096,330
                                               -----------                        -----------
    Total Assets                              $211,280,434                       $199,203,975
                                               ===========                        ===========

LIABILITIES AND SHAREHOLDER EQUITY
    Interest bearing deposits:
    Checking                                   $11,937,129    $71,970     1.21%   $10,614,790        $82,462    1.55%
    Money market savings                         5,974,102     90,128     3.02%     6,747,374        102,078    3.03%
    Regular savings                             57,789,928  1,444,280     5.00%    62,442,046      1,319,100    4.23%
    Certificates of deposit:
        Less than $100,000                      44,942,595  1,167,908     5.20%    49,094,102      1,297,277    5.28%
        $100,000 and more                       14,683,339    416,436     5.67%    12,194,385        327,340    5.37%
                                               -----------  ---------    ------   -----------      ---------    -----
Total interest bearing deposits                135,327,093  3,190,722     4.72%   141,092,697      3,128,257    4.43%

Fed funds purchased                              1,942,731     62,257     6.41%     1,137,796         28,887    5.08%
Long term borrowings                            35,283,029  1,058,142     6.00%    18,787,191        532,316    5.67%
                                               -----------  ---------    ------   -----------      ---------    -----
Total interest bearing liabilities             172,552,853  4,311,121     5.00%   161,017,684      3,689,460    4.58%

Noninterest bearing liabilities
    Demand deposits                             19,812,579                         19,044,116
    Other liabilities                            1,447,934                          1,484,835
                                               -----------                        -----------
Total liabilities                              193,813,366                        181,546,635
Stockholders' equity                            17,467,068                         17,657,340
                                               -----------                        -----------
Total liabilities and stockholders' equity    $211,280,434                       $199,203,975
                                               ===========                        ===========

Net Interest income                                         3,859,572                              3,752,898
                                                            =========                              =========
Interest rate spread                                                      3.17%                                 3.28%
Interest expense as a percent of average
    earning assets                                                        4.31%                                 3.90%
Net interest margin                                                       3.86%                                 3.97%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1999 and 2000.
(2) Loans placed on a nonaccrual status are reflected in the balances.
(3) Annualized

                           First National Corporation

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

                Not Applicable.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         As of June 30, 2000 neither the Corporation nor the Bank was a party to any legal proceedings.

Item 2.  Not Applicable

Item 3.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders (the "Meeting") of the Corporation was held on Tuesday, April 4, 2000 in Winchester, Virginia. The Shareholders voted on the election all individuals to serve as directors of the Company for a term of one year. In the election of directors, those who received the greatest number of votes were elected even if they did not receive a majority. Abstentions and broker non-votes were not considered a vote for, or a vote against, a director.

         The results of the voting are set forth below.


                                 For        Against            Withheld
                                 ---        -------            --------
Douglas C. Arthur              639,144          45              12,274
Noel M. Borden                 639,081         108              12,274
Byron A. Brill                 639,189           0              12,274
Elizabeth H. Cottrell          638,557         632              12,274
James A. Davis                 634,397       4,791              12,274
Christopher E. French          639,189           0              12,274
Charles E. Maddox, Jr.         636,245       2,944              12,274
W. Allen Nicholls              638,557         632              12,274
Henry L. Shirkey               639,057         132              12,274
Alson H. Smith, Jr.            638,957         232              12,274


         No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 5.  Not Applicable

Item 6. Exhibits and Reports on Form 8-K

 (a).    27.   Financial Data Schedule

               Filed electronically as a separate document.


 (b).    Reports on form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           First National Corporation
                                                     (Registrant)


Date      August 14, 2000                 /s/ Stephen C. Pettit
    --------------------------          ------------------------------------
                                           Stephen C. Pettit, Comptroller
                                         (Principal Accounting Officer and
                                             Duly Authorized Officer)