Form 10-Q
period 2000-09-30
FIRST NATIONAL CORP /VA/
filed 2000-11-14
CIK 719402

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No _____
                                       ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                     Class:  Common stock, $5.00 par value
                  Outstanding as of November 3, 2000: 791,431

================================================================================

                          FIRST NATIONAL CORPORATION


                                     INDEX

Part I.  Financial Information

  Item 1.   Financial Statements                                            Page No.
            Consolidated Statements of Income                                  3,4

            Consolidated Balance Sheets                                          5

            Consolidated Statements of Cash Flows                                6

            Consolidated Statements of  Changes in Stockholders' Equity          7

            Notes to Consolidated Financial Statements                           8

  Item 2.   Management's Discussion and Analysis of Results of Operations
            and Financial  Condition                                            11

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk          13

Part II.    Other Information

  Item 1.   Legal Proceedings                                                   13

  Item 6.   Exhibits and Reports on Form 8-K                                    13

  Signature                                                                     14

                        PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                          FIRST NATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)
                          (Except Per Share Amounts)

                                                              (Unaudited)
                                                           Three  Months Ended
                                                  September 30, 2000  September 30, 1999
Interest Income
Interest and Fees on Loans                                    $3,589              $3,095
Interest on Federal Funds Sold                                    66                   1
Interest on Deposits in Banks                                     30                   0
Interest and Dividends on Securities
Available for Sale
Taxable                                                          459                 711
Non Taxable                                                      209                 114
                                                              ------              ------

Total Interest Income                                          4,353               3,921

Interest Expense
Interest on Savings Deposits and Interest
Bearing Demand Deposits                                          898                 833
Interest on Time Deposits of $100,000 or more                    270                 174
Interest on All Other Time Deposits                              767                 605
Interest on Federal Funds Purchased                                1                  30
Interest on Long-term Debt                                       549                 374
                                                              ------              ------

Total Interest Expense                                         2,485               2,016
                                                              ------              ------

Net Interest Income                                            1,868               1,905
                                                              ------              ------
   Provision for Loan Losses                                     123                 135
                                                              ------              ------

     Net Interest Income After Provisions
        for Loan Losses                                        1,745               1,770

Other Operating Income
Service Charges                                                  231                 170
Profits on Securities Available for Sale                          --                  14
Other Operating Income                                           138                 124
                                                              ------              ------

Total Operating Income                                           369                 308

Other Operating Expenses
Salaries and Employee Benefits                                   732                 685
Occupancy Expense                                                 82                  81
Equipment Expense                                                124                 139
Other                                                            422                 441
                                                              ------              ------

Total Operating Expenses                                       1,360               1,346

Income Before Income taxes                                       754                 732

Income Taxes                                                     230                 225
                                                              ------              ------

Net Income                                                    $  524              $  507
                                                              ======              ======

Per Share Data
Earnings Per Common Share, basic                              $ 0.66              $ 0.64
                                                              ======              ======
Earnings Per Common Share, diluted                            $ 0.66              $ 0.64
                                                              ======              ======
Cash Dividends                                                 0.290               0.260
                                                              ======              ======

The Accompanying Notes Are An Integral Part Of These Statements

                          FIRST NATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)
                          (Except Per Share Amounts)

                                                               (Unaudited)
                                                            Nine Months Ended
                                                 September 30, 2000  September 30, 1999

Interest Income
Interest and Fees on Loans                                  $10,271             $ 8,800
Interest on Federal Funds Sold                                   86                  59
Interest on Deposits in Banks                                    38                  14
Interest and Dividends on Securities
Available for Sale
Taxable                                                       1,654               2,077
Non Taxable                                                     373                 310
                                                            -------             -------

Total Interest Income                                        12,422              11,260

Interest Expense
Interest on Savings Deposits and Interest
Bearing Demand Deposits                                       2,501               2,334
Interest on Time Deposits of $100,000 or more                   686                 501
Interest on All Other Time Deposits                           1,939               1,905
Interest on Federal Funds Purchased                              63                  59
Interest on Long-term Debt                                    1,607                 906
                                                            -------             -------

Total Interest Expense                                        6,796               5,705
                                                            -------             -------

Net Interest Income                                           5,626               5,555
                                                            -------             -------
   Provision for Loan Losses                                    369                 360
                                                            -------             -------

     Net Interest Income After Provisions
        for Loan Losses                                       5,257               5,195

Other Operating Income
Service Charges                                                 604                 475
Profits on Securities Available for Sale                         --                  14
Other Operating Income                                          420                 335
                                                            -------             -------

Total Operating Income                                        1,024                 824

Other Operating Expenses
Salaries and Employee Benefits                                2,214               1,982
Occupancy Expense                                               256                 236
Equipment Expense                                               361                 377
Other                                                         1,339               1,295
                                                            -------             -------

Total Operating Expenses                                      4,170               3,890

Income Before Income taxes                                    2,111               2,129

Income Taxes                                                    632                 660
                                                            -------             -------

Net Income                                                  $ 1,479             $ 1,469
                                                            =======             =======

Per Share Data
Earnings Per Common Share, basic                            $  1.86             $  1.86
                                                            =======             =======
Earnings Per Common Share, diluted                          $  1.86             $  1.86
                                                            =======             =======
Cash Dividends                                                0.870               0.780
                                                            =======             =======

The Accompanying Notes Are An Integral Part Of These Statements

                          FIRST NATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                                (Unaudited)
                                                            September 30, 2000   December 31, 1999
ASSETS
Cash and due from banks                                          $  6,011            $  4,108
Federal Funds Sold                                                  3,045                  --
Securities Available for Sale                                      44,374              45,129
Loans Net of Unearned Discount                                    163,785             150,760
  Less: Allowance for Loan Losses                                   1,741               1,447
                                                                 --------            --------
     Net Loans                                                    162,044             149,313

Bank Premises and Equipment                                         4,322               4,700
Interest Receivable                                                 1,307               1,166
Other Real Estate                                                       5                 343
Other Assets                                                        2,235               1,859
                                                                 --------            --------

  Total Assets                                                   $223,343            $206,618
                                                                 ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand Deposits
     Non-Interest Bearing                                        $ 21,028            $ 18,656
     Interest Bearing                                              17,981              17,995
  Savings Deposits                                                 59,237              61,943
  Certificates of Deposit of $100,000 and over                     16,688              12,993
  All Other Time Deposits                                          55,084              41,835
                                                                 --------            --------

     Total Deposits                                              $170,018            $153,422

Federal Funds Purchased                                                 -               1,547
Short-term debt                                                    15,000                   -
Long-term debt                                                     18,549              33,622
Accrued Expenses                                                    1,367                 851
                                                                 --------            --------

     Total Liabilities                                           $204,934            $189,442
                                                                 --------            --------

Stockholders' Equity
  Common Stock, Par Value $5 per Share;
   Authorized 2,000,000 Shares, 794,631 and 793,991
     Shares Issued and Outstanding                               $  3,973            $  3,970
  Surplus                                                           1,543               1,531
  Accumulated Other Comprehensive (Loss)                             (912)             (1,342)
  Retained Earnings                                                13,805              13,017
                                                                 --------            --------

     Total Stockholders' Equity                                  $ 18,409            $ 17,176
                                                                 --------            --------

     Total Liabilities and Stockholders' Equity                  $223,343            $206,618
                                                                 ========            ========

The Accompanying Notes Are An Integral Part of These Statements

                          FIRST NATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                                                                   (Unaudited)
                                                                                                Nine Months Ended
                                                                                       September 30, 2000   September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                    $  1,479             $  1,469
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                                                    298                  330
  Provision for loan losses                                                                        369                  360
  Change in assets and liabilities
     (Increase) in interest receivables                                                           (141)                 (52)
     (Increase) in other assets                                                                   (323)                 (90)
     Increase in accrued expenses                                                                  516                  253
                                                                                              --------             --------

Net Cash Provided by Operating Activities                                                     $  2,198             $  2,270
                                                                                              --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of Other Real Estate Owned                                             $    343             $      0
Proceeds from sale of securities-available for sale                                                  0                4,115
Proceeds from maturities and principal payments on securities-available for sale                 1,407                5,065
Purchases of securities-available for sale                                                           0              (14,048)
Proceeds from maturities and principal payments on securities-held to maturity                       0                   19
Purchases of bank premises and equipment                                                          (200)                (398)
Net (increase) in loans                                                                        (13,100)             (17,243)
(Increase) Decrease in federal funds sold                                                       (3,045)               2,859
                                                                                              --------             --------

Net Cash (Used in) Investing Activities                                                       $(14,595)            $(19,631)
                                                                                              --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW accounts,
  and savings accounts                                                                            (348)               6,938
Net increase in certificates of deposit                                                         16,944                  776
Net (decrease) in long-term borrowings                                                             (73)              (3,064)
Net increase in short-term borrowings                                                                0                8,000
Net proceeds from issuance of common stock                                                          15                  107
Cash dividends paid                                                                               (691)                (616)
Net increase (decrease) in federal funds purchased                                              (1,547)               5,078
                                                                                              --------             --------

Net Cash Provided by Financing Activities                                                     $ 14,300             $ 17,219
                                                                                              --------             --------

     Increase (Decrease) in Cash and Cash Equivalents                                         $  1,903             $   (142)

CASH AND CASH EQUIVALENTS:
Beginning                                                                                        4,108                5,026
                                                                                              --------             --------

Ending                                                                                        $  6,011             $  4,884
                                                                                              ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
  Interest                                                                                    $  6,666             $  5,748
                                                                                              ========             ========

  Income Taxes                                                                                $    686             $    635
                                                                                              ========             ========

The Accompanying Notes Are An Integral Part of These Statements

                          FIRST NATIONAL CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)
                 Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                   Accumulated
                                                                      Other
                                         Common         Capital   Comprehensive     Retained     Comprehensive
                                          Stock         Surplus   Income (Loss)     Earnings        Income              Total
Balances, December 31, 1998               $ 3,945      $ 1,417       $   347      $11,892                           $17,601

Comprehensive income:
 Net income                                                                         1,469            1,469            1,469
Other comprehensive income
 net of tax:
 Unrealized loss on securities
   available for sale                                                                               (1,412)          (1,412)
 Reclassification adjustment                                                                            (9)              (9)
                                                                                                   -------

Other comprehensive income, net of tax                                (1,421)                       (1,421)
                                                                                                   -------

Total comprehensive income                                                                              48
                                                                                                   =======

Issuance of authorized common stock
   Dividend reinvestment plan                  11           58                                                           69
   Exercise of incentive stock options          8           30                                                           38

Cash dividends declared                                                              (616)                             (616)
                                          -------      -------       -------      -------                           -------

Balances, September 30, 1999              $ 3,964      $ 1,505       $(1,074)     $12,745                           $17,140
                                          =======      =======       =======      =======                           =======


Balances, December 31, 1999                 3,970      $ 1,531       $(1,342)     $13,017                           $17,176

Comprehensive income:
 Net Income                                                                         1,479            1,479            1,479
Other comprehensive income,
 net of tax:
Unrealized gain on securities
  available for sale                                                                                   430              430
Reclassification adjustment                                                                              0                0
                                                                                                   -------

Total comprehensive income, net of tax                                   430                           430
                                                                                                   -------

Total comprehensive income                                                                           1,909
                                                                                                   =======

Issuance of authorized common stock
   Exercised Options                            3           12                                                           15

Cash dividends declared                                                              (691)                             (691)
                                          -------      -------       -------      -------                           -------

Balances, September 30, 2000              $ 3,973      $ 1,543       $  (912)     $13,805                           $18,409
                                          =======      =======       =======      =======                           =======

The Accompanying Notes Are An Integral Part of These Statements

                          FIRST NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

  The accompanying consolidated financial statements of First National Corporation and its subsidiaries have not been audited by independent accountants, except for the balance sheet at December 31, 1999. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the nine month periods ended September 30, 2000 and 1999, the company's financial position at September 30, 2000 and December 31, 1999, and the cash flows for the nine month periods ended September 30, 2000 and 1999. These adjustments are of a normal recurring nature.

Note 2. Securities as of September 30, 2000 and December 31, 1999 are summarized below:

                                                                                               (000 Omitted)

                                                    September 30, 2000                        December 31, 1999
                                                    ------------------                        -----------------
                                                               Unrealized                                   Unrealized
                                         Cost      Market       Gain (Loss)           Cost       Market      Gain (Loss)
                                         ----      ------       -----------           ----       ------      ----------
Securities Available For Sale
    U.S. Treasury Securities           $     0     $     0            $    0        $     0      $     0          $    0
    U.S. Agency Securities              36,581      35,324           ($1,257)        38,337       36,636         ($ 1701)
    Obligation of State and
      Political Subdivisions             6,827       6,658             ($169)         6,826        6,445           ($381)
    Corporate Securities                     1          52               $51              1           49             $48
    Other Securities                     2,347       2,340               ($7)         1,999        1,999              $0
                                       -------     -------            ------        -------      -------          ------
Total Securities Available
  for Sale                             $45,756     $44,374           ($1,382)       $47,163      $45,129         ($2,034)

                          FIRST NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:



                                                                               (000 Omitted)

                                                               September 30, 2000       December 31, 1999
  Real estate loans:
   Construction and land development                               $    8,104                10,205
   Secured by farm land                                                 1,844                 1,489
   Secured by 1-4 family residential                                   36,229                58,712
   Other real estate loans                                             45,215                20,971
  Loans to farmers (except those secured by real estate)                  534                   466
  Commercial and industrial loans
    (except those secured by real estate)                              35,661                26,441
  Loans to individuals for personal expenditures                       35,025                31,829
  All other loans                                                       1,179                   670
                                                                   --------------------------------
     Total loans                                                   $  163,791               150,783
  Less unearned income reflected in loans                                   6                    23
                                                                   --------------------------------
      Loans, net of unearned income                                $  163,785               150,760
                                                                   ================================

  The Bank had loans in a Nonaccrual category of $34,125 on December 31, 1999 and $120,000 on September 30, 2000.


Note 4.   Allowance for Loan Losses

                   Analysis of the Allowance for Loan Losses

                                                       For the Nine Months Ended
                                                            (000 Omitted)

                                             September 30, 2000        September 30, 1999
Balance at Beginning of Period                  $   1,447              $      1,226

Charge-Offs                                          (121)                     (295)

Recoveries                                             46                        59
                                                ---------              ------------

Net Charge-Offs                                       (75)                     (236)

Provision for Loan Losses                             369                       360
                                                ---------              ------------

Balance at End of Period                        $   1,741              $      1,350
                                                =========              ============

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Corporation will adopt this accounting standard as required by January 1, 2001. The Statement will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because the Corporation does not use derivatives, management does not anticipate that the adoption of the Statement will have any effect on the Corporation's earnings or financial position.

                          FIRST NATIONAL CORPORATION

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

     Net income for the first three quarters of 2000, ended September 30, was $1.48 million compared to $1.47 million in the first three quarters of 1999. This represents an increase of less than 1% from the previous period and is attributable to an increase in net interest income during the first nine months of 2000. Interest and fees on loans increased $1.16 million during the period, while interest on deposits increased $1.09 million resulting in an increase in net interest income of $71 thousand. The provision to the allowance for loan losses increased from the previous period by $9 thousand. Total other operating expenses increased $280 thousand, principally in the salary and benefit area. Total non-interest income increased $200 thousand during the period, mostly, in the service charges area.

Yields, Rates and Net Interest Margin
-------------------------------------

     Interest rates on loans have increased moderately during 2000 and, in comparison with the first nine months of 1999, the yield on the loan portfolio has increased 13 basis points from 8.61% in 1999 to 8.74% in 2000. At the same time the cost of interest bearing deposits increased from 4.46% in the first three quarters of 1999 to 4.91% in the same period of 2000. While the yield on earning assets increased 35 basis points from 7.88% in 1999 to 8.23% in 2000, the cost of interest bearing liabilities increased 53 basis points from 4.63% in 1999 to 5.16% in 2000. This resulted in a decrease in the bank's interest rate spread from 3.25% in 1999 to 3.07% in 2000. Interest expense as a percentage of average earning assets increased from 3.93% in 1999 to 4.45% in 2000. The bank's net interest margin decreased from 3.94% in 1999 to 3.78% in 2000.

Recent Developments
--------------------

     First Bank was one of sixty-five banks seeking to collectively purchase a general insurance agency(s) through membership in the Virginia Bankers Insurance Center. The bank has purchased an interest in Banker's Title Shenandoah, a title insurance company. First Bank introduced "internet banking" with a bill-payer feature on September 1, 2000.

Stock Repurchase
----------------

     On September 6, 2000, the Board of Directors approved the repurchase of up to 5% of the outstanding common shares of First National Corporation. This stock buyback is one of the steps that will increase shareholder value and serve as a prudent use of the company's capital. The repurchased shares will be held as unissued stock and will be available for general corporate purposes.

                          FIRST NATIONAL CORPORATION
            AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES



                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                              2000                                             1999

                                                             Annual                                     Annual
                                              Average        Income/    Yield/         Average         Income/     Yield/
                                              Balance        Expense    Rate(3)        Balance         Expense     Rate(3)
                                              -------        -------    ------         -------         -------     ------
ASSETS
Balances at correspondent banks  -
 interest bearing                           $    341,451   $    37,448   14.62%     $     212,211     $   13,606     8.55%

Securities:
 Taxable                                      37,555,831     1,780,636    6.32%        46,970,008      2,076,916     5.90%
    Tax-exempt (1)                             6,823,394       372,759    7.28%         8,157,979        469,358     7.67%
                                            ------------   -----------   -----      -------------     ----------    -----
    Total Securities                          44,379,225     2,153,395    6.47%        55,127,987      2,546,274     6.16%

Loans (net of earned income): (2)
 Taxable                                     156,661,616    10,219,804    8.70%       136,302,478      8,794,194     8.60%
 Tax-exempt (1)                                  459,095        78,267   22.73%           103,557          9,415    12.12%
                                            ------------   -----------   -----      -------------     ----------    -----
    Total Loans                              157,120,711    10,298,071    8.74%       136,406,035      8,803,609     8.61%
Fed funds sold and repurchase
 agreements                                    1,810,168        86,285    6.36%         1,613,168         58,848     4.86%
                                            ------------   -----------   -----      -------------    -----------    -----
 Total earning assets                        203,651,555    12,575,199    8.23%       193,359,401     11,422,337     7.88%
Less: allowance for Loan Losses               (1,577,382)                              (1,254,933)
Total nonearning assets                       12,361,443                               10,941,326
                                            ------------                            -------------
 Total Assets                               $214,435,616                            $ 203,045,794
                                            ============                            =============

LIABILITIES AND SHAREHOLDER EQUITY
 Interest bearing deposits:
 Checking                                   $ 11,899,158   $   111,874    1.25%     $  10,546,731     $  114,549     1.45%
 Money market savings                          5,983,399       138,792    3.09%         6,789,478        152,626     3.00%
 Regular savings                              57,945,068     2,250,518    5.18%        63,519,961      2,066,684     4.34%
 Certificates of deposit:
    Less than $100,000                        47,882,962     1,939,064    5.40%        48,356,781      1,902,573     5.25%
    $100,000 and more                         15,574,754       685,583    5.87%        12,452,098        500,638     5.36%
                                            ------------   -----------   -----      -------------     ----------    -----
Total interest bearing deposits              139,285,341     5,125,831    4.91%       141,665,049      4,740,070     4.46%

Fed funds purchased                            1,295,084        62,648    6.45%         1,406,930         58,677     5.56%
Long term borrowings                          34,908,761     1,607,206    6.14%        21,337,971        906,455     5.66%
                                             -----------   -----------   -----      -------------     ----------    -----
Total interest bearing liabilities           175,489,186     6,795,685    5.16%       164,409,950      5,705,202     4.63%

Noninterest bearing liabilities
 Demand deposits                              19,787,414                               19,638,677
 Other liabilities                             1,486,910                                1,463,434
                                            ------------                            -------------
Total liabilities                            196,763,510                              185,512,061
Stockholders' equity                          17,672,106                               17,533,733
                                            ------------                            -------------
Total liabilities and stockholders' equity  $214,435,616                            $ 203,045,794
                                            ============                            =============

Net Interest income                                        $ 5,779,514                                $5,717,135
                                                           ===========                                ==========
Interest rate spread                                                      3.07%                                      3.25%
Interest expense as a percent of average
 earning assets                                                           4.45%                                      3.93%
Net interest margin                                                       3.78%                                      3.94%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1999 and 2000.
(2) Loans placed on a nonaccrual status are reflected in the balances.
(3) Annualized

                          First National Corporation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable


                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     As of September 30, 2000 neither the Corporation nor the Bank was a party to any legal proceedings.

Item 2.  Not Applicable

Item 3.  Not Applicable

Item 4.  Not Applicable

Item 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  Financial Data Schedule

     Filed electronically as a separate document.

(b)  Reports on form 8-K

     None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            First National Corporation
                                                   (Registrant)


Date     November 13, 2000                       /s/ Stephen C. Pettit
     -------------------------              -----------------------------------
                                               Stephen C. Pettit, Comptroller
                                              (Principal Accounting Officer and
                                                    Duly Authorized Officer)