Form 10-K405
period 2000-12-31
FIRST NATIONAL CORP /VA/
filed 2001-04-02
CIK 719402

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         As of February 28, 2001 there were 790,031 shares of common stock, $5.00 par value, outstanding and the aggregate market value of common stock of First National Corporation held by nonaffiliates was approximately $19,059,498.

                      DOCUMENTS INCORPORATED BY REFERENCE
              2000 Annual Report to Shareholders - Parts I and II
     Proxy Statement for the 2001 Annual Meeting of Shareholders - Part III

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

The Bank

         The Bank is currently organized as a state chartered bank under the laws of the Commonwealth of Virginia. It commenced operations on July 1, 1907 as The Peoples National Bank of Strasburg. On January 10, 1928, the Bank changed its name to the First National Bank of Strasburg and moved into its current headquarters location in Strasburg.

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

         In April 1994, the Bank formed a subsidiary, First Bank Financial Services, Inc. ("Financial Services"), for the purpose of investing in Bankers Title of Fredericksburg, LLC, a title insurance company formed by a group of community banks in Virginia. This company underwrites title insurance which is sold through the banks which own the company.

Banking Services

         As a full-service commercial bank, the Bank provides a wide range of deposit, loan and other general banking services to individuals, businesses, institutions and government entities. The Bank's deposit services for individuals include checking, statement savings, NOW accounts, money market accounts, IRA deposits, certificates of deposit, Christmas club accounts, direct deposit programs, a club account, life-line checking accounts and investment savings accounts. Loan services to individuals include personal and installment loans (including automobile and property improvement loans), residential mortgages, adjustable rate mortgages, bi-weekly mortgages, home equity loans, and MasterCard and Visa credit cards. The Bank also offers consumers other general banking services, such as safe deposit facilities, travelers checks and collections, and acts as agent for the purchase and redemption of United States Savings Bonds. In addition, the Bank offers corporate and business services, including regular business checking, corporate savings, certificates of deposit, commercial and small business loans, and on-line wire transfer services. The Bank also offers Commercial mortgages. During 1999 the Bank began to offer equipment leasing services and a wider array of mortgage products. In 2000 the Bank introduced an on-line banking package including bill-payer to be fully integrated with our enhanced website (www.firstbank-va.com).

Location and Service

         The Bank serves the areas of Shenandoah, Frederick, Warren and Clarke Counties and the City of Winchester in Virginia. The Bank solicits business from individuals and small to medium-sized businesses, including retail shops and professional service businesses, residing in this service area.

      The Bank has offices at the following locations:

      Main Office - 112 W. King St., Strasburg, VA 22657
      Front Royal Office - 508 N. Commerce Ave., Front Royal, VA 22630 Winchester Office - 2210 Valley Ave., Winchester, VA 22601
      Kernstown Office - 3143 Valley Pike, Winchester, VA 22602
      Remote ATM site at Strasburg Square Shopping Center, Strasburg, Virginia Woodstock South Office - 860 South Main Street, Woodstock, VA 22664 Remote ATM site at Judd's Inc., Strasburg, Virginia
      N. Loudoun Street Office - 661 N. Loudoun Street, Winchester, Virginia Winchester LPO - 9 W. Piccadilly Street, Winchester, Virginia 22601 Remote ATM site at Apple Mountain Chevron, Linden, Virginia
      Woodstock North Office - 496 N. Main Street, Woodstock, Virginia
      Remote ATM site at Handy-Mart, Winchester, Virginia
      Remote ATM site at Handy-Mart, Woodstock, Virginia

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

Employees

         At December 31, 2000, a total of 86 persons were employed by the Company and the Bank in both full and part time positions. None are represented by any collective bargaining unit. The Company considers relations with its employees to be good.

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

         As a state member bank subject to the regulations of the Federal Reserve Board, the Bank has to obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined in excess of that account. At December 31, 2000, the Bank had $3.8 million of retained earnings legally available for the payment of dividends.

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

                              Capital Requirements

                                                                  Year Ended
                                                                 December 31,
                                                                     2000
     Required Capital Ratios:

             Leverage Ratio                                           4.00%
             Tier 1 risk-based capital ratio                          4.00
             Total risk-based capital ratio                           8.00

     The Company Capital Ratios:

             Leverage Ratio                                            8.7%
             Tier 1 risk-based capital ratio                          11.3
             Total risk-based capital ratio                           12.3


         In January 1989, the Federal Reserve Board published risk-based capital guidelines in final form which are applicable to bank holding companies. The Federal Reserve Board guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. These guidelines became effective on March 15, 1989. The minimum ratio of qualified total capital to risk-weighted assets (including certain off balance sheet items, such as standby letters of credit) is 8.00%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease losses reserves. The Company's Tier 1 and total Capital ratios as of December 31, 2000 were 11.3% and 12.3%, respectively.

         In addition, the Federal Reserve Board has established minimum Leverage ratio (Tier 1 capital to quarterly average assets less goodwill) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 3.00% for bank holding companies that meet certain specific criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a Leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Leverage ratio as of December 31, 2000 was 8.7%. The guidelines also provide that a banking organization experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

        Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the "Act") was signed into law on November 12, 1999. The Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. Most of the Act's provisions require the federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement the Act, and for that reason an assessment of the full impact on the Company of the Act must await completion of that regulatory process.

        The Act repeals sections 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking and insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating.

        The Act provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain areas identified in the Act. The Act directs the federal bank regulatory agencies to adopt insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

        The Act adopts a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for financial holding companies, but financial holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. The Act repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, as amended, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker", and a set of activities in which a bank may engage without being deemed a "dealer". The Act also makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

        The Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are more strict than those contained in the Act. The Act also makes a criminal offense, except in limited circumstances, obtaining or attempting to obtain customer information of a financial nature by fraudulent or deceptive means.


Item 2.  Properties

         The principal executive offices of the Company are located at 112 West King Street, Strasburg, Virginia, which is owned free of encumbrances. In addition to operating a full service banking facility at this Strasburg location, the Company operates six additional branches and a loan production office. The Company owns four of these facilities without encumbrances and leases three of the facilities. The leases on these facilities including renewal options, expire in 2002. See Note 14 to the Consolidated Financial Statements of the Company's 2000 Annual Report to Shareholders for additional information concerning these lease commitments.


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

         No matters were submitted to security holders for a vote in the fourth quarter of 2000.


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

                           Market Price and Dividends

                                        Sales Price ($)       Dividends ($) (1)
                                        ---------------       -----------------
                                     High             Low
                                     ----             ---
1999:
     1st quarter.................    30.50           29.00           .26
     2nd quarter.................    30.00           27.00           .26
     3rd quarter.................    31.00           26.50           .26
     4th quarter.................    28.88           26.00           .37

2000:
     1st quarter.................    27.00           22.50           .29
     2nd quarter.................    23.00           22.00           .29
     3rd quarter.................    22.00           21.25           .29
     4th quarter.................    22.87           21.75           .33

         .........
(1) The Company increased its dividend to $1.20 per share in 2000, which represented a payout ratio of 44.56%. The dividend per share and payout ratios in 1999 were $1.15 and 44.72%, respectively.


         The Company had 718 shareholders of record as of February 28, 2001.


Item 6.  Selected Financial Data

         The information required by this Item is incorporated by reference to "Table 1 - Selected Consolidated Financial Data" in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is the holding company for the Bank, and the Bank owns First Bank Financial Services Inc. ("Financial Services"). The following discussion and analysis of the financial condition and results of operations of the Corporation for the years ended December 31, 2000, 1999 and 1998 should be read in conjunction with the consolidated financial statements and related notes.

Overview

         Earnings and assets continued to grow in 2000. Net income for 2000 was $2,136,787 compared to $2,034,288 in 1999 and $1,904,682 in 1998. Net income per share increased $0.12 per share, both basic and diluted in 2000 from 1999 ($2.69 per share basic and diluted in 2000 versus $2.57 per share basic and diluted in
1999). The increase in earnings resulted primarily from a continuing increase in the Bank's interest income which was greater than the increase in interest expense. Return on average assets was .98% in 2000, 1.00% in 1999 and 1.05% in 1998. Return on average equity was 11.90% in 2000, 11.63% in 1999, and 11.31% in 1998.

         Assets grew 11.0% in 2000. In 1999 management elected to slow the rate to 8.1%. Growth occurred in the loan portfolio where loans, net of unearned income and allowance for loan losses, increased $15.8 million to $165.1 million. The securities portfolio declined slightly to $44.8 million in 2000 from $45.1 million in 1999.

Results of Operations

         Net interest income represents the primary source of earnings for the Corporation. Net interest income equals the amount by which interest income on earning assets, predominately loans and securities, exceeds interest expense on interest bearing liabilities, predominately deposits, short-term and long-term borrowings. The provision for loan losses and the amount of noninterest income and expense also have an effect on net income. Noninterest income and expense consists of income from service charges on deposit accounts, fees charged for various services, gains and losses from the sale of assets, both fixed assets and securities, and various administrative, operating and income tax expenses.

         Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Net interest margin is calculated by dividing tax equivalent net interest income by average earning assets and reflects the Company's net yield on its earning assets.

         General. Net income has increased in each of the last three years. The increase in income in 2000 was caused by growth in earning assets and by the funding of higher yielding assets, in part, from lower priced deposits. In 1999 and 1998 net interest income increased as the Corporation continued to experience favorable asset growth.

         Net Interest Income. Net interest income was $7.62 million for the year ended December 31, 2000, up $85 thousand or 1.13% over the $7.53 million reported for the same period in 1999. This increase in net interest income resulted from an increase in interest-earning assets. In 1999, net interest income increased 9.46% or $651 thousand from $6.88 million in 1998.

         Interest income as a percent of average earning assets increased to 8.29% in 2000 from 7.94% in 1999 following a decline in 1999 from 8.27% in 1998. Interest expense as a percent of average earning assets declined from 4.12% in 1998 to 3.95% in l999 and increased to 4.52% in 2000. Net interest margin and interest rate spread decreased in 2000 when compared to 1999. Net interest margin was 3.77% in 2000, 3.98% in l999, and 4.15% in l998. Interest rate spread was 3.03% in 2000, 3.30% in 1999, and 3.36% in l998. The decline in yields on earning assets reflect a lower interest rate environment and management's attempt to grow the assets of the Bank while the cost of funding the growth increased.

         Provision for Loan Losses. The provision for 2000 decreased to $369,000 from $495,000 in 1999. The decrease was due to management's analysis of the existing loan portfolio and related credit risks.

         Non-Interest Income. Non-interest income increased $282,330 or 25.22% for 2000 over 1999 compared to a decrease of $129,943 or 10.40% for 1999 over 1998. The increase in non-interest income is attributed in part to service charges, which increased $159,919 in 2000 and to an increase of $158,287 in fees for other customer services. There were no sales of securities available for sale in 2000. In 1999, profits on securities available for sale declined $196,942 from 1998.

         Non-Interest Expense. In 2000, non-interest expenses increased $340,066 or 6.45% over 1999. In 1999, non-interest expenses increased $164,623 or 3.22% over 1998. The increase in 2000 was primarily the result of the increase in employee salaries and benefits.

          Income Taxes. The corporation has adopted FASB Statement No. 109, "Accounting for Income Taxes". A more detailed discussion of the Corporation's tax calculation is contained in Note 9 to the consolidated financial statements.

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

                 Table 1 - Selected Consolidated Financial Data

                                                             Years Ended December 31,
                                                 (in thousands except ratios and per share amounts)

                                             2000         1999          1998         1997         1996
              Income Statement Data:
                     Interest Income     $ 16,951     $ 15,217      $ 13,993     $ 11,932     $ 10,833
                    Interest Expense        9,332        7,683         7,110        5,738        5,097
                 Net Interest Income        7,619        7,534         6,883        6,194        5,736
           Provision For Loan Losses          369          495           330          220          120

           Net Interest Income After
           Provision For Loan Losses        7,250        7,039         6,553        5,974        5,616
                  Noninterest Income        1,402        1,118         1,052          908          628
           Securities Gains (Losses)            0            1           198           11           20
                 Noninterest Expense        5,611        5,271         5,106        4,646        4,279

          Income Before Income Taxes        3,041        2,887         2,697        2,247        1,985
                        Income Taxes          905          853           792          636          531

                          Net Income     $  2,137     $  2,034      $  1,905     $  1,611     $  1,454

                     Per Share Data:
                   Net Income, Basic     $   2.69     $   2.57      $   2.43     $   2.08     $   1.88
                 Net Income, Diluted         2.69         2.57          2.42         2.08         1.88
                      Cash Dividends         1.20         1.15          1.00         0.82         0.70
            Book Value At Period End        24.47        21.63         22.31        20.81        19.16

                 Balance Sheet Data:
                              Assets     $229,329     $206,618      $191,136     $164,589     $141,329
       Loans, Net Of Unearned Income      165,145      149,313       128,371      112,493       98,421
                          Securities       44,831       45,129        48,263       41,699       33,742
                            Deposits      175,194      153,422       155,008      139,762      123,984
                Stockholders' Equity       19,329       17,176        17,601       16,182       14,837
 Average Shares Outstanding, Diluted          794          792           787          776          773


                 Performance Ratios:
            Return On Average Assets        0.98%        1.00%         1.05%        1.07%        1.06%
            Return On Average Equity       11.90%       11.63%        11.31%       10.41%       10.36%
                     Dividend Payout       44.56%       44.72%        41.21%       39.71%       37.19%

       Capital And Liquidity Ratios:
                            Leverage        8.67%        8.91%         9.02%        9.99%       10.43%
          Risk-Based Capital Ratios:
                      Tier 1 Capital       11.28%       12.74%        13.78%       14.20%       15.58%
                       Total Capital       12.25%       13.73%        14.76%       15.19%       16.60%

        Table 2 - Average Balances, Income and Expense, Yields and Rates

                                                             Twelve Months Ended December 31,

                                           2000                             1999                            1998
                                                  Annual                           Annual                          Annual
                                     Average      Income/   Yield/    Average     Income/   Yield/    Average     Income/   Yield/
                                     Balance      Expense   Rate     Balance     Expense    Rate     Balance     Expense    Rate
ASSETS
Balances at correspondent banks
  - interest bearing               $    508,853 $    59,191 11.63% $    240,004 $    31,007  12.92% $    211,408      28,121  13.30%
Securities:
    Taxable                          37,411,972   2,365,251  6.32%   45,356,202   2,707,561   5.97%   40,911,545   2,489,752   6.09%
    Tax-exempt (1)                    6,824,295     496,970  7.28%    7,840,363     604,758   7.71%    6,689,586     540,955   8.09%
                                   ------------ -----------        ------------ -----------         ------------ -----------
        Total Securities             44,236,267   2,862,221  6.47%   53,196,565   3,312,319   6.23%   47,601,131   3,030,707   6.37%
Loans (net of earned income): (2)
    Taxable                         158,582,976  13,956,636  8.80%  139,526,204  12,010,303   8.61%  122,961,198  11,108,481   9.03%
    Tax-exempt (1)                      582,072      66,310 11.39%       99,387      12,080  12.15%      150,922      16,288  10.79%
                                   ------------ -----------        ------------ -----------         ------------ -----------
        Total Loans                 159,165,048  14,022,946  8.81%  139,625,591  12,022,383   8.61%  123,112,120  11,124,769  10.79%
Federal funds sold and repurchase                                                                                              9.04%
    agreements                        2,717,194     175,993  6.48%    1,254,732      60,874   4.85%    1,620,395      85,556   5.28%
                                   ------------ -----------        ------------ -----------         ------------ -----------
    Total earning assets            206,627,362  17,120,351  8.29%  194,316,892  15,426,583   7.94%  172,545,054  14,269,153   5.28%
Less: allowance for Loan Losses     (1,618,154)                     (1,289,781)                       (1,163,943)              8.27%
Total nonearning assets              12,393,531                      11,285,982                        9,844,364
                                   ------------                    ------------                     ------------
    Total Assets                   $217,402,739                    $204,313,093                     $181,225,475

LIABILITIES AND SHAREHOLDER EQUITY
Interest bearing deposits:
    Checking                       $ 12,083,034    $158,442  1.31% $ 10,873,173 $   147,343   1.36% $  9,582,208 $   194,980
    Money market savings              5,983,995     188,153  3.14%    6,667,684     199,488   2.99%    6,467,845     210,531   2.03%
    Regular savings                  58,761,111   3,107,260  5.29%   63,119,179   2,776,451   4.40%   54,901,337   2,191,114   3.26%
    Certificates of deposit:                                                                                                   3.99%
        Less than $100,000           49,448,164   2,729,657  5.52%   47,187,911   2,462,154   5.22%   45,677,800   2,916,964
        $100,000 and more            15,889,137     947,505  5.96%   12,833,365     688,260   5.36%   12,399,700     688,453   6.39%
                                   ------------ -----------        ------------ -----------         ------------ -----------
Total interest bearing deposits     142,165,441   7,131,017  5.02%  140,681,312   6,273,696   4.46%  129,028,890   6,202,042   5.55%
Fed funds purchased                     969,544      62,648  6.46%    1,862,879     104,447   5.61%      457,638      29,462   4.81%
FHLB borrowings                      34,564,638   2,138,546  6.19%   22,961,368   1,304,924   5.68%   15,374,312     878,732   6.44%
                                   ------------ -----------        ------------ -----------         ------------ -----------
Total interest bearing liabilities  177,699,623   9,332,211  5.25%  165,505,559   7,683,067   4.64%  144,860,840   7,110,236   5.72%
Noninterest bearing liabilities                                                                                                4.91%
    Demand deposits                  20,236,880                      19,888,343                       17,925,343
    Other liabilities                 1,510,331                       1,432,181                        1,596,292
                                   ------------                    ------------                     ------------
Total liabilities                   199,446,834                     186,826,083                      164,382,475
Stockholders' equity                 17,955,905                      17,487,010                       16,843,000
                                   ------------                    ------------                     ------------
Total liabilities and
    stockholders' equity           $217,402,739                    $204,313,093                     $181,225,475
Net Interest income                             $ 7,788,140                     $ 7,743,516                      $ 7,158,917
Interest rate spread                                         3.03%                            3.30%                            3.36%
Interest expense as a percent
    of average earning assets                                4.52%                            3.95%                            4.12%
Net interest margin                                          3.77%                            3.98%                            4.15%

         .........
(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 2000 and 1999.
(2)      Loans placed on a nonaccrual status are reflected in the balances.

                       Table 3 - Volume and Rate Analysis

                                                           2000                               1999
                                                               Change in                               Change in
                                        Volume         Rate      Income/       Volume         Rate       Income/
                                        Effect       Effect     Expense        Effect       Effect       Expense
Earning Assets:
   Due From Banks                   $   30,942    $  (2,758)  $   28,184   $    3,659    $    (773)   $    2,886
   Taxable Securities                 (514,533)     172,223     (342,310)     266,066      (48,257)      217,809
   Tax-Exempt Securities               (75,357)     (32,431)    (107,788)      87,768      (23,965)       63,803
   Taxable Loans                     1,675,607      270,726    1,946,333    1,377,360     (475,538)      901,822
   Tax-Exempt Loans                     54,938         (708)      54,230       (6,670)       2,462        (4,208)
   Federal Funds Sold and
     Repurchase Agreements              89,354       25,765      115,119      (18,137)      (6,545)      (24,682)
                                    ----------    ---------   ----------   -----------   ---------    ----------

Total Earning Assets                $1,260,951    $ 432,817   $1,693,768   $1,710,046    $(522,616)   $1,157,430
                                    ----------    ---------   ----------   ----------    ---------    ----------

Interest Bearing Liabilities:
   Interest Checking                $   16,576    $  (5,477)  $   11,099   $   32,858    $ (80,495)   $  (47,637)
   Savings Deposits-
         Regular                      (171,441)     502,250      330,809      311,109     (181,109)      130,000
         Money Market                  (22,193)      10,858      (11,335)       6,571      (17,614)      (11,043)
   CD's and Other Time Deposits
       $100,000 and More               176,343       82,902      259,245        7,085       (7,278)         (193)
       Less Than $100,000              121,601      145,902      267,503      (19,345)      19,872           527
                                    ----------    ---------   ----------   ----------    ---------    ----------
Total Interest-
        Bearing Deposits            $  120,886    $ 736,435      857,321   $  338,278    $(266,624)       71,654

Fed Funds Purchased                    (61,106)      19,307      (41,799)      78,270       (3,285)       74,985
FHLB Borrowings                        707,851      125,771      833,622      432,318       (6,126)      426,192
                                    ----------    ---------   ----------   ----------    ---------    ----------

Total Interest-
       Bearing Liabilities          $  767,631    $ 881,513   $1,649,144   $  848,866    $(276,035)     $572,831
                                    ----------    ---------   ----------   ----------    ---------    ----------
Change in
       Net Interest Income          $  493,320    $(448,696)  $   44,624   $  861,180    $(276,581)   $  584,599
                                    ==========    ==========  ==========   ==========    =========    ==========

Financial Condition

         General. Management continued to increase the size of the loan portfolio in 2000. Loans, net of unearned discounts and allowance for loan losses, increased $15.8 million or 10.6% from $149.3 million in 1999 to $165.1 million in 2000. This growth in loans was reflected in an 11.0% increase in assets during the year. Assets began the year at $206.6 million and grew $22.7 million to $229.3 million by year-end.

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

         Commercial and industrial loans increased $9.5 million in 2000 while real estate mortgage loans secured by 1-4 family properties decreased $21.1 million. Other real estate loans increased $25.2 million and consumer loans increased $2.2 million.

         The Bank's loan portfolio is summarized in table 4 for the periods indicated.

                            Table 4 - Loan Portfolio


Loans at December 31, by year are summarized as follows:

                                                     2000         1999        1998        1997         1996
                                                     ----         ----        ----        ----         ----
                                                                       (thousands)
Commercial, Financial, and Agricultural          $ 36,500     $ 26,907    $ 26,217    $ 20,223     $ 14,318
Real Estate Construction                            8,836       10,205       5,415       3,583        2,127
Real Estate-Mortgage:
   Residential (1-4 Family)                        37,588       58,712      47,965      45,133       43,615
   Non-Farm, Non-Residential                       46,124       20,971      21,381      17,126       16,959
   Secured by Farmland                              1,791        1,489         851         947          993
Consumer                                           34,024       31,829      27,376      26,574       21,397
All Other Loans                                     1,190          670         513         461        1,075
                                                 --------     --------    --------    --------     --------

         Total Loans                             $166,853     $150,783    $129,718    $114,047     $100,484
         Less Unearned Income                           5           23         121         441        1,089
         Less Allowance for Loan Losses             1,703        1,447       1,226       1,112          974
                                                 --------     --------    --------    --------     --------
         Loans-Net of Unearned Income            $165,145     $149,313    $128,371    $112,494     $ 99,395
                                                 ========     ========    ========    ========     ========

         As shown in Table 4 above the total amount of commercial, financial and agricultural loans increased $9.6 million in 2000. Residential real estate mortgage loans decreased $21.1 million in 2000 after increasing $10.7 million in 1999. Non-farm, non residential mortgage loans increased in 2000 by $25.2 million and decreased in 1999 by $0.4 million. The growth in the consumer loan area continued in 2000 with an increase of $2.2 million compared to an increase of $4.5 million in 1999.

          There was no category of loans that exceeded 10% of outstanding loans at December 31, 2000 which were not disclosed in Table 4.

                Table 5 - Remaining Maturities of Selected Loans

                                         At December 31, 2000
                             Commercial
                             Financial, and                 Real Estate
                             Agricultural                   Construction
                             ------------                   ------------
                                        (Dollars in Thousands)

Within 1 Year:                  $ 14,151                        $ 8,836
                                --------                        -------
Variable Rate:
   1 to 5 Years                 $  3,203                        $   - -
   After 5 Years                     939                            - -
                                --------                        -------
Total                           $  4,142                        $   - -
                                --------                        -------

Fixed Rate:
   1 to 5 Years                 $ 14,536                        $   - -
   After 5 Years                   3,671                            - -
                                --------                        -------
Total                           $ 18,207                        $   - -
                                --------                        -------

Total Maturities                $ 36,500                        $ 8,836
                                ========                        =======


         Asset Quality. The Allowance for Loan Losses ("ALL") balance at December 31, 2000 was $1,702,856, representing 1.02% of total loans and 275% of non-performing assets. At December 31, 1999, these amounts were 0.96% and 384%.

         Total losses charged against the ALL in 2000 were $165,135 compared to $338,897 in 1999, and $233,306 in 1998. Recoveries, consisting of the recovery of principal on loans previously charged against the allowance, totaled $51,980 in 2000, $64,712 in 1999, and $17,184 in 1998.

         Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover any projected losses within the total loan portfolio.

          Allowance for Loan Losses. Changes in the allowance for loan and lease losses are detailed in Table 6.

                      Table 6 - Allowance For Loan Losses
                           (in thousands of dollars)
                                At December 31,

                                                              2000        1999        1998        1997        1996
               Balance, Beginning of Period                  $1,447      $1,226      $1,112       $974        $901
                    Loans Charged-Off
          Commercial, Financial and Agricultural               10          193         65           5           8
                 Real Estate-Construction                       0           0           0           0           0
                   Real Estate-Mortgage
                 Residential (1-4 Family)                                              30           0          11
                Non-Farm, Non Residential                       0           0           0           0           0
                   Secured by Farmland                          0           0           0           0           0
                         Consumer                              146         146         138         92          44
                     All Other Loans                            9           0           0           0           0
                                                                -           -           -           -           -

                 Total Loans Charged Off                       165         339         233         97          63
                                                               ---         ---         ---         --          --

                        Recoveries
          Commercial, Financial and Agricultural                4          30           0           2           1
                 Real Estate-Construction                       0           0           0           0           0
                   Real Estate-Mortgage
                 Residential (1-4 Family)                       0           0           0           1          11
                Non-Farm, Non-Residential                       0           0           0           0           0
                   Secured by Farmland                          0           0           0           0           0
                         Consumer                              48          35          17          12          40
                     All Other Loans                            0           0           0           0           0
                                                                -           -           -           -           -

                     Total Recoveries                          52          65          17          15          16
                                                               --          --          --          --          --

                     Net Charge-Offs                           113         274         216         82          47
                Provision For Loan Losses                      369         495         330         220         120
                                                               ---         ---         ---         ---         ---

                  Balance, End of Period                     $1,703      $1,447      $1,226      $1,112       $974
                                                           ============================================================

 Ratio of net charge-offs (recoveries) during the period
      to average loans outstanding during the period          0.07%       0.20%       0.18%       0.08%       0.05%


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

         Table 7 shows the balance and percentage of the Bank's allowance for loan losses allocated to each major category of loans.

                Table 7 - Allocation of Allowance For Loan Losses

                            2000                   1999                        1998                   1997
                            ----                   ----                        ----                   ----
                                 Percent of             Percent of                  Percent of             Percent of
                                 Loans in               Loans in Each               Loans in               Loans in
                                 Each                                               Each                   Each
                                 Category to            Category to                 Category to            Category to
                       Allowance Total Loans  Allowance Total Loans      Allowance  Total Loans  Allowance Total Loans
                       --------- -----------  --------- -----------      ---------  -----------  --------- -----------
                                                        (Dollars in
                                                        Thousands)
Commercial, Financial
 And Agricultural         $  447       21.88%    $  251           17.84%     $  405       20.21%    $  401       17.73%
Real                           0        5.30%         0            6.77%          0        4.17%         0        3.14%
Estate-Construction
Real Estate-Mortgage         791       51.24%       738           53.83%        504       54.12%       390       55.43%
Consumer                     449       20.39%       447           21.11%        298       21.10%       309       23.30%
All Other                     16        1.19%        11            0.45%         19        0.40%        12        0.40%
Unallocated                    0            0         0                0          0            0         0            0

                          $1,703      100.00%    $1,447          100.00%     $1,226      100.00%    $1,112      100.00%


                              1996
                              ----
                               Percent of
                               Loans in
                               Each
                               Category to
                     Allowance Total Loans
                     --------- -----------



Commercial, Financial     $417       14.25%
 And Agricultural            5        2.12%
Real
Estate-Construction        177       61.27%
Real Estate-Mortgage       302       21.29%
Consumer                    33        1.07%
All Other                   40            0
Unallocated
                          $974      100.00%








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

         Impairment of loans having recorded investments of $181,559 at December 31, 2000 and $303,479 at December 31, 1999 has been recognized in conformity with FASB Statement No. 114. The average recorded investment in impaired loans during 2000 and 1999 was $242,519 and $234,024. The total allowance for loan losses related to these loans was $39,610 and $45,522. There was no interest income on impaired loans recognized for cash payments received in 2000 or 1999.

         Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $207,989 and $34,125 at December 31, 2000 and 1999 respectively. If interest on these loans had been accrued, such income would have approximated $2,679 and $374 for 2000 and 1999.

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

                         Table 8 - Non-Performing Assets


                                                                          At December 31,
                                                                  2000         1999        1998
                                                                  ----         ----        ----
                                                                     (Dollars in Thousands)
Nonaccrual Loans                                                  $208         $ 34        $207
Restructured Loans                                                  --           --          --
Foreclosed Property                                                  0          343         343
                                                           -------------------------------------
                                                           -------------------------------------
Total Nonperforming Assets                                        $208         $377        $550
                                                           =====================================

Loans Past Due 90 Days Accruing Interest                          $282         $126        $213

Allowance for Loan Losses to Period End Loans                    1.02%        0.96%       0.95%

Nonperforming Assets to Period End Loans                         0.13%        0.25%       0.42%
  and Foreclosed Properties

Net Charge-Offs (Recoveries) to Average Loans                    0.07%        0.20%       0.18%


          Securities. Securities at December 31, 2000 were $44.8 million, a decrease of $298 thousand or 0.66% from the $45.1 million at the end of 1999.

         As of December 31, 2000, neither the Corporation nor the Bank held any derivative financial instruments in their respective investment security portfolios.

         Table 9 summarizes the carrying value of the Company's securities portfolio on the dates indicated.

                         Table 9 - Securities Portfolio

                                                     Years Ended December 31
                                                      (Dollars in Thousands)
                                                 2000           1999        1998
                                                 ----           ----        ----
Book Value:
Securities Held to Maturity
    U.S.  Government Securities               $     -        $     -     $    19

Securities Available for Sale
    U.S.  Government Securities               $35,502        $36,635     $36,583
    States and Political Subdivisions           6,822          6,445       6,884
    Other Securities                            2,507          2,049       4,776
                                      ------------------------------------------
       Total Securities                       $44,831        $45,129     $48,262
                                      ==========================================

            Investment Portfolio Maturity Distribution/Yield Analysis
                          Year Ended December 31, 2000

                                                                               Over Ten Years
                                          One Year or  One to Five  Five to Ten  And Equity
                                             Less         Years        Years      Securities     Total
Available for Sale Securities
U.S.  Government Securities
   Amortized Cost                                 0       24,164       11,661        152         35,978
   Market Value                                   0       23,847       11,499        156         35,502
   Weighted Ave.  Yield                       0.00%        5.68%        6.67%      8.17%

State and Political Subdivisions
   Amortized Cost                                 0            0        1,172      5,655          6,827
   Market Value                                   0            0        1,199      5,623          6,822
   Weighted Ave.  Yield (1)                   0.00%        0.00%        7.42%      6.79%

Other Securities
   Amortized Cost                                 0            0            0      2,460          2,460
   Market Value                                   0            0            0      2,507          2,507
   Weighted Ave.  Yield                       0.00%        0.00%        0.00%      5.61%

Total Portfolio
   Amortized Cost                                 0       24,164       12,833      8,267         45,265
   Market Value                                   0       23,847       12,698      8,285         44,830
   Weighted Ave.  Yield (1)                   0.00%        5.68%        6.66%      6.46%


-------------------
(1) Yields on tax exempt securities have been computed on a tax-equivalent basis.


         This schedule has been prepared using the contractual maturities for all securities with the exception of mortgaged-backed securities (MBS's) and collateralized mortgage obligations (CMO's). Both MBS and CMO securities were recorded using dealer median prepayment speed assumptions, which is an industry standard.

         Deposits. The Bank has made an effort in recent years to increase core deposits and control costs of funds. Deposits provide funding for the Bank's investments in loans and securities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

         Deposits at December 31, 2000 were $175.2 million, an increase of $21.8 million or 14.2% from $153.4 million at December 31, 1999. Savings and interest bearing demand deposits grew $1.2 million or 1.48% while non-interest-bearing demand deposits increased $3.4 million or 18.24% and time deposits increased $17.2 million or 31.35%.

         The following tables are a summary of average deposits and average rates paid.

                   Table 10 - Average Deposits and Rates Paid

                                                              Year Ended December 31,
                                            2000                     1999                      1998
                                                              (Dollars in Thousands)

                                       Amount         Rate        Amount       Rate         Amount        Rate
Noninterest Bearing Deposits             $20,237           --     $19,888           --      $17,925           --
                                   --------------             ------------             -------------

Interest Bearing Deposits
    Interest Checking                    $12,083        1.31%     $10,873        1.36%       $9,582        2.03%
    Money-Market                           5,984        3.14%       6,668        2.99%        6,468        3.26%
    Regular Savings                       58,761        5.29%      63,119        4.40%       54,901        3.99%
    Time Deposits
       Less than $100,000                 49,448        5.52%      47,188        5.22%       45,678        6.39%
       $100,000 and more                  15,889        5.96%      12,833        5.36%       12,400        5.55%
                                   --------------             ------------             -------------

Total Interest Bearing                  $142,165        5.02%    $140,681        4.46%     $129,029        4.81%
                                   --------------             ------------             -------------

       Total                            $162,402                 $160,569                  $146,954
                                   ==============             ============             =============

                     Maturities of CD's of $100,000 and More

                           Within     Three to     Six to     Over
                           Three      Six          Twelve     One
                           Months     Months       Months     Year       Total

At December 31, 2000       $3,754     $2,005       $3,067    $9,102     $17,928


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

         At December 31, 2000, cash, interest bearing and non-interest bearing deposits with banks, federal funds sold, securities, and loans maturing within one year were $55.6 million. As of December 31, 2000, approximately 26.33% or $43.9 million of the loan portfolio would mature or reprice within a one year period.

         As of December 31, 2000, non-deposit sources of funds totaled $33.5 million totally comprised of seven Federal Home Loan Bank advances. Three advances, which totaled $3.5 million are fixed-rate advances that were used to fund longer-term fixed-rate financing requests. These advances are all amortizing advances that require monthly principal repayment. The first PRC advance was in the amount of $1.5 million at 6.25% and matures on December 12, 2005; the second was $1.3 million at 6.23% and matures on April 1, 2013 and the third was $1.0 million at 5.98% and matures February 1, 2019. Additionally, $10.0 million was borrowed in 1998 at 5.515% as a Convertible borrowing, which maintains a fixed rate feature through March 17, 2003 when the FHLB may choose to exercise an option to convert the advance to a libor based borrowing. The final maturity of the advance is March 17, 2008. This advance was used to fund an investment growth strategy. Furthermore, the Company maintains two advances for general funding, inclusive of two additional Convertible advances. The first is a $10.0 million advance at 6.57% due on March 22, 2005, convertible on March 22, 2002. The second is a $5.0 million advance at 6.49% due on July 25, 2005, convertible on March 25, 2002. Lastly, a short-term Adjustable Rate Credit Advance (ARC) in the amount of $5.0 million was used to fund some short-term needs. It matures on March 22, 2001.

         Capital Resources. The adequacy of the Corporation's capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of the Corporation's asset and liability levels and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

         The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risks weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Corporation had a ratio of risk-weighted assets to total capital of 12.3% at December 31, 2000 and a ratio of risk-weighted assets to Tier 1 capital of 11.3%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

                          Table 11- Analysis of Capital


                                                                    Year End December 31,
                                                                    2000        1999        1998
                                                             (Dollars in Thousands)
   Tier 1 Capital
                     Common Stock                               $  3,950    $  3,970    $  3,945
                     Surplus                                       1,465       1,531       1,417
                     Retained Earnings                            14,201      13,017      11,892
                                                             ------------------------------------
                     Total Tier 1 Capital                       $ 19,616    $ 18,518    $ 17,254
  Tier 2 Capital:
                     Allowance for Loan Losses (1)                 1,703       1,447       1,226
                                                             ------------------------------------
                     Total Risk Based Capital                   $ 21,319    $ 19,965    $ 18,480
                                                             ====================================
 Risk-Weighted Assets                                           $173,967    $145,269    $125,213
 Capital Ratios:
                     Tier 1 Risk-Based Capital Ratio              11.30%      12.70%      13.80%
                     Total Risk-Based Capital Ratio               12.30%      13.70%      14.80%

                     Tier 1 Capital to Average Total Assets        8.70%       8.90%       9.00%

---------------
(1) Limited to 1.25% of risk weighted assets.

         New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities, " which, as amended, requires adoption in years beginning after June 15, 2000. The statement requires the corporation to recognize all derivatives on the balance sheet at fair value. This statement was adopted as of January 1, 2001 and had no effect on the corporation's earnings or financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is a small business issuer, as defined in Rule 405 under the Securities Act of 1933, as amended, and Rule 12b-2 under the Securities Exchange Act of 1934, as amended, and, accordingly, has not provided the information required by this Item.


Item 8.  Financial Statements and Supplementary Data

         Pursuant to General Instruction G(2), information required by this Item is incorporated by reference from pages 6 to 30 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Pursuant to General Instruction G(3), the information required by this
Item is incorporated herein by reference from pages 4 through 8 of the Company's proxy statement dated March 2, 2001, for the Company's Annual Meeting of Shareholders to be held April 3, 2001.


Item 11.  Executive Compensation

         Pursuant to General Instruction G(3), the information required by this
Item is incorporated herein by reference from pages 8 and 9 of the Company's proxy statement dated March 2, 2001 for the Company's Annual Meeting of Shareholders to be held April 3, 2001.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Pursuant to General Instruction G(3), the information required by this
Item is incorporated herein by reference from pages 6 and 7 of the Company's proxy statement dated March 2, 2001, for the Company's Annual Meeting of Shareholders to be held April 3, 2001.


Item 13.  Certain Relationships and Related Transactions

         Pursuant to General Instruction G(3), the information required by  this
Item is incorporated herein by reference from page 9 of the Company's proxy statement dated March 2, 2001, for the Company's Annual Meeting of Shareholders to be held April 3, 2001.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents required in Part II, Item 8, are incorporated by reference to pages 6 through 30 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000:

     1.  Financial Statements                                           Page
                                                                        ----
         Report of Independent Certified Public Accountants               6
         First National Corporation and Subsidiaries:
         Consolidated Balance Sheets at December 31, 2000 and 1999        7
         Consolidated Statements of Income for the years ended
         December 31, 2000, 1999 and 1998                              8 and 9
         Consolidated Statements of Cash Flows for the years
         ended December 31, 2000, 1999 and 1998                       10 and 11
         Consolidated Statements of Changes in Stockholders'
         Equity for the years ended December 31, 2000, 1999 and 1998     12
         Notes to Financial Statements                                 13 - 30

     2.  Financial Statement schedules

         All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     3.  Exhibits

         The following documents are attached hereto or incorporated herein by reference as Exhibits:

     3.1 Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Company's Form 10 filed with the SEC on May 2, 1994).
     3.2 Bylaws (incorporated herein by reference to Exhibit 3 to the Company's Form 10 filed with the SEC on May 2, 1994). 4.1 Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company's Form 10 filed with SEC on May 2, 1994).
     13.1  Annual Report to Shareholders for the year ended December 31, 2000.
     21.1  Subsidiaries of the Company.
     23.1  Consent of Yount, Hyde & Barbour, P.C.

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended December 31, 2000.


(c)      Exhibits

         The response to this portion of Item 14 is set forth in Item 14(a)(3) above.

(d)      Financial Statement Schedules

         All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

         With the exception of the information herein expressly incorporated by reference, the 2000 Annual Report to Shareholders and the Proxy Statement for the 2001 Annual Meeting of Shareholders are not to be deemed filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST NATIONAL CORPORATION



                                     By: /S/ Harry S. Smith
                                        ----------------------------
                                         Harry S. Smith
                                         President and Chief Executive Officer
                                   Date: March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                                   Date
---------                                  -----                                   ----

/s/ Harry S. Smith                         President and                        March 30, 2001
-----------------------------------
Harry S. Smith                             Chief Executive Officer
                                           (Principal Executive Officer)
                                           Director                             March 30, 2001
/s/ Stephen C. Pettit                      Controller and Chief
-----------------------------------
Stephen C. Pettit                          Financial Officer (Principal
                                           Financial and Accounting Officer)

/s/ Noel M. Borden                         Chairman of the Board                March 30, 2001
-----------------------------------
Noel M. Borden                             Director


/s/ Douglas C. Arthur                      Vice Chairman of the Board           March 30, 2001
-----------------------------------
Douglas C. Arthur                          Director


/s/ Dr. Byron A. Brill                     Director                             March 30, 2001
-----------------------------------
Dr. Byron A. Brill

/s/ Elizabeth H. Cottrell                                                       March 30, 2001
-----------------------------------        Director
Elizabeth H. Cottrell


/s/ Dr. James A. Davis                     Director                             March 30, 2001
-----------------------------------
Dr. James A. Davis

/s/ Christopher E. French                                                       March 30, 2001
-----------------------------------        Director
Christopher E. French

/s/ Charles E. Maddox, Jr.                 Director          March 30, 2001
-----------------------------------
Charles E. Maddox, Jr.

/s/ W. Allen Nicholls
-----------------------------------        Director          March 30, 2001
W. Allen Nicholls

/s/ Henry L. Shirkey
-----------------------------------        Director          March 30, 2001
Henry L. Shirkey


/s/ Alson H. Smith, Jr.                    Director          March 30, 2001
-----------------------------------
Alson H. Smith, Jr.

                                  EXHIBIT INDEX

Number            Document

3.1 Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Company's Form 10 filed with the SEC on May 2, 1994).
3.2 Bylaws (incorporated herein by reference to Exhibit 3 to the Company's Form 10 filed with the SEC on May 2, 1994).
4.1 Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company's Form 10 filed with SEC on May 2, 1994).
13.1              Annual Report to Shareholders for the year ended
                  December 31, 2000.
21.1              Subsidiaries of the Company.
23.1              Consent of Yount, Hyde & Barbour, P.C.