Form 10QSB
period 2001-03-31
FIRST NATIONAL CORP /VA/
filed 2001-05-15
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      Class: Common stock, $5.00 par value
                     Outstanding as of May 7, 2001: 790,031

                           FIRST NATIONAL CORPORATION


                                      INDEX

Part 1.  Financial Information                                                           Page No.
     Item 1.   Financial Statements

               Consolidated Statements of Income                                            3

               Consolidated Balance Sheets                                                  4

               Consolidated Statements of Cash Flows                                        5

               Consolidated Statements of  Changes in Stockholders' Equity                  6

               Notes to Consolidated Financial Statements                                   7

    Item 2.    Management's Discussion and Analysis of Results of Operations
               and Financial  Condition                                                    10


Part II.  Other Information

    Item 1.    Legal Proceedings                                                           12

    Item 2.    Changes in Securities and Use of Proceeds                                   12

    Item 3.    Defaults Upon Senior Securities                                             12

    Item 4.    Submission of Matters to a Vote of Security Holders                         12

    Item 5.    Other Information                                                           12

    Item 6.    Exhibits and Reports on Form 8-K                                            12

    Signature                                                                              13


                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)

                                                           (Unaudited)
                                                        Three Months Ended

                                                 March 31, 2001   March 31, 2000
Interest Income
Interest and Fees on Loans                             $  3,694        $  3,271
Interest on Federal Funds Sold                              102               0
Interest on Deposits in Banks                                22               8
Interest and Dividends on Investment Securities
Available for Sale:
Taxable                                                     556             601
Non Taxable                                                  82              82
                                                       --------        --------

Total Interest Income                                     4,456           3,962

Interest Expense
Interest on Savings Deposits and Interest
Bearing Demand Deposits                                     839             780
Interest on Time Deposits of $100,000 or more               304             205
Interest on All Other Time Deposits                         777             555
Interest on Federal Funds Purchased                           0              27
Interest on Long-term Debt                                  514             489
                                                       --------        --------

Total Interest Expense                                    2,434           2,056
                                                       --------        --------

Net Interest Income                                       2,022           1,906
                                                       --------        --------
   Provision for Loan Losses                                 90             123
                                                       --------        --------

     Net Interest Income After Provision
        for Loan Losses                                   1,932           1,783

Other Operating Income
Service Charges                                             236             177
Profits on Securities Available for Sale                      0               0
Other Operating Income                                      140             112
                                                       --------        --------

Total Operating Income                                      376             289

Other Operating Expenses:
Salaries and Employee Benefits                              748             744
Occupancy Expense                                            94              92
Equipment Expense                                           113             118
Other                                                       459             462
                                                       --------        --------

Total Operating Expenses                                  1,414           1,416

Income Before Income taxes                                  894             656

Income Taxes                                                288             216
                                                       --------        --------

Net Income                                             $    606        $    440
                                                       ========        ========

Per Share Data
Earnings Per Common Share, basic and diluted           $   0.77        $   0.55
                                                       ========        ========
Cash Dividends                                         $   0.32        $   0.29
                                                       ========        ========

The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                            (Unaudited)
                                                           March 31, 2001   December 31, 2000
ASSETS
Cash and due from banks                                        $    6,014          $    6,307
Federal Funds Sold                                                  1,709               5,315
Securities Available for Sale                                      43,238              44,831
Loans Net of Unearned Discount                                    171,797             166,849
     Less: Allowance for Loan Losses                                1,769               1,703
                                                               ----------          ----------
          Net Loans                                               170,028             165,146

Bank Premises and Equipment                                         4,716               4,313
Interest Receivable                                                 1,294               1,372
Other Real Estate                                                       0                   0
Other Assets                                                        2,326               2,045
                                                               ----------          ----------

     Total Assets                                              $  229,325          $  229,329
                                                               ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Demand Deposits
          Non-Interest Bearing                                 $   21,786          $   22,059
          Interest Bearing                                         18,150              18,803
     Savings Deposits                                              64,669              62,315
     Certificates of Deposit of $100,000 and over                  19,514              18,052
     All Other Time Deposits                                       54,268              53,965
                                                               ----------          ----------

          Total Deposits                                       $  178,387          $  175,194

Federal Funds Purchased                                                 0                   0
Federal Home Loan Bank Advances                                    28,794              33,523
Accrued Expenses and other liabilities                              1,917               1,283
                                                               ----------          ----------

          Total Liabilities                                    $  209,098          $  210,000
                                                               ----------          ----------

Stockholders' Equity
     Common Stock, Par Value $5 per Share;
     Authorized 2,000,000 Shares, 790,031 and 790,031
     Shares Issued and Outstanding                             $    3,950          $    3,950
     Surplus                                                        1,465               1,465
     Accumulated Other Comprehensive Income (Loss)                    257                (287)
     Retained Earnings                                             14,555              14,201
                                                               ----------          ----------

          Total Stockholders' Equity                           $   20,227          $   19,329
                                                               ----------          ----------

          Total Liabilities and Stockholders' Equity           $  229,325          $  229,329
                                                               ==========          ==========


        The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                                                  (Unaudited)
                                                                               Three Months Ended
                                                                        March 31, 2001    March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                 $    606          $    440
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                               87                96
     Provision for loan losses                                                   90               123
     Change in assets and liabilities
          Decrease in interest receivables                                       78                 3
          (Increase) in other assets                                           (281)             (308)
          Increase in accrued expenses                                          354               403
                                                                           --------          --------

Net Cash Provided by Operating Activities                                  $    934          $    757
                                                                           --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities-available for sale                        $      0          $      0
Proceeds from maturities and principal payments on securities- AFS            2,417               599
Purchases of securities-available for sale                                        0                 0
Purchases of bank premises and equipment                                       (490)              (67)
Net (increase) in loans                                                      (4,972)           (3,560)
Decrease in federal funds sold                                                3,606                 0
                                                                           --------          --------

Net Cash  Provided by (Used in) Investing Activities                       $    561          ($ 3,028)
                                                                           --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in demand deposits, NOW accounts,
and savings accounts                                                       $  1,428          $ (6,012)
Net increase in certificates of deposit                                       1,765             5,272
Net increase (decrease) in long-term borrowings                              (4,729)              (24)
Net proceeds from issuance of common stock                                        0                 4
Cash dividends paid                                                            (252)             (230)
Net increase in federal funds purchased                                           0             3,453
                                                                           --------          --------

Net Cash Provided by (Used in) Financing Activities                        ($ 1,788)         $  2,463
                                                                           --------          --------

          Increase (Decrease) in Cash and Cash Equivalents                 ($   293)         $    192

CASH AND CASH EQUIVALENTS:
Beginning                                                                     6,307             4,108
                                                                           --------          --------

Ending                                                                     $  6,014          $  4,300
                                                                           ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
     Interest                                                              $  2,448          $  2,059
                                                                           ========          ========

     Income Taxes                                                          $    230          $      0
                                                                           ========          ========


The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands Of Dollars)
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                        Accumulated
                                                                           Other
                                            Common         Capital      Comprehensive     Retained     Comprehensive
                                            Stock          Surplus      Income (Loss)     Earnings        Income          Total
Balances, December 31, 1999                $ 3,970         $ 1,531         ($1,342)        $13,017                       $17,176

Comprehensive Income:
    Net income                                                                                 440            440            440
Other comprehensive income
    net of tax:
    Unrealized loss on securities
    available for sale                                                         (46)                           (46)           (46)
Total comprehensive income                                                                                    394
                                                                                                          =======

Issuance of authorized common stock
exercised options                                1               3                                                             4

Cash dividends declared                                                                       (230)                         (230)
                                           -------         -------         -------         -------        -------

Balances, March 31, 2000                   $ 3,971         $ 1,534         ($1,388)        $13,227                       $17,344
                                           =======         =======         =======         =======                       =======


Balances, December 31, 2000                  3,950         $ 1,465         ($  287)        $14,201                       $19,329

Comprehensive income:
    Net Income                                                                                 606            606            606
Other comprehensive income,
    net of tax:
Unrealized loss on securities
     available for sale                                                        544                            544            544
                                                                                                          -------
Total comprehensive income                                                                                  1,150
                                                                                                          =======

Cash dividends declared                                                                       (252)                         (252)
                                           -------         -------         -------         -------                       -------

Balances, March 31, 2001                   $ 3,950         $ 1,465         $   257         $14,555                       $20,227
                                           =======         =======         =======         =======                       =======



 The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Interim Financial Statements

          The accompanying consolidated financial statements of First National Corporation and its subsidiaries have not been audited by independent accountants, except for the balance sheet at December 31, 2000. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 2001 and 2000, the company's financial position at March 31, 2001 and December 31, 2000, and the cash flows for the three month periods ended March 31, 2001 and 2000. These adjustments are of a normal recurring nature.

Note 2. Securities as of March 31, 2001 and December 31, 2000 are summarized below:

                                                                        (000 Omitted)

                                                   March 31, 2001                                    December 31, 2000

                                                                 Unrealized                             Unrealized
                                          Cost         Market    Gain (Loss)      Cost        Market    Gain (Loss)
                                          ----         ------    -----------      ----        ------    -----------
Securities Available For Sale

Obligations of US Government
    Corporations and Agencies             34,288       34,494          206       35,978       35,502         (476)
Obligation of State and Political
    Subdivisions                           6,827        6,967          140        6,827        6,822           (5)
Corporate Securities                           1           52           51            1           47           46
Other Securities                           1,725        1,725            0        2,460        2,460            0
                                         -------      -------      -------      -------      -------      -------
Total Securities Available for Sale      $42,841      $43,238      $   397      $45,266      $44,831      ($  435)


                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                      (000 Omitted)

                                                            March 31, 2001    December 31, 2000
Real estate loans:
  Construction and land development                            $ 10,284               8,836
  Secured by farm land                                            1,785               1,791
  Secured by 1-4 family residential                              38,606              37,588
  Other real estate loans                                        48,692              46,124
Loans to farmers (except those secured by real estate)              524                 529
Commercial and industrial loans
        (except those secured by real estate)                    35,696              35,971
Loans to individuals for personal expenditures                   34,605              34,024
All other loans                                                   1,608               1,991
                                                               --------            --------
         Total loans                                           $171,800            $166,854
Less unearned income reflected in loans                               3                   5
                                                               --------            --------
          Loans, net of unearned income                        $171,797            $166,849
                                                               ========            ========

The Bank had loans in a Nonaccrual category of $207,989 on December 31, 2000 and $300,537 on March 31, 2001.


Note 4.  Allowance for Loan Losses

         Analysis of the Allowance for Loan Losses

                                                        (000 Omitted)
                                                  For the Three Months Ended

                                               March 31, 2001   March 31, 2000

Balance at Beginning of Period                    $ 1,703           $ 1,447

Charge-Offs                                           (40)              (53)

Recoveries                                             16                10
                                                  -------           -------

Net Charge-Offs                                       (24)              (43)

Provision for Loan Losses                              90               123
                                                  -------           -------

Balance at End of Period                          $ 1,769           $ 1,527
                                                  =======           =======

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5.  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Corporation has adopted this accounting standard as required by January 1, 2001. The Statement requires the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because the Corporation does not use derivatives, the adoption of the new Statement did not have any effect on the Corporation's earnings or financial position.

                           FIRST NATIONAL CORPORATION

Item2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

     Net income for the first quarter of 2001 was $606 thousand compared to $440 thousand in the first quarter of 2000. This represents an increase of 38% and is attributable to an increase of $116,000 or 6.1% in "net interest income" and an increase of $87,000 or 30.1% in "total operating income" while holding "non-interest expense" to the same level as the prior year. Interest and fees on loans, the largest component of interest income, increased $423 thousand during the period, while interest on deposits, the largest component of interest expense, increased $380 thousand resulting in an increase in net interest income of $116 thousand. The provision to the allowance for loan losses was reduced from the previous period to $90 thousand. Total operating expenses decreased $2 thousand.

Yields, Rates and Net Interest Margin
-------------------------------------

     Interest rates on loans have remained relatively stable during 2001 and in comparison with the first quarter of 2000, the yield on the loan portfolio increased from 8.60% in 2000 to 8.76% in 2001. At the same time the cost of interest bearing deposits increased from 4.56% in the first quarter of 2000 to 4.94% in the same period of 2001. While the yield on earning assets increased 6 basis points from 8.12% in 2000 to 8.18% in 2001, the cost of interest bearing liabilities increased 34 basis points from 4.82% in 2000 to 5.16% in 2001. This resulted in a decrease in the bank's interest rate spread from 3.30% in 2000 to 3.02% in 2001. Interest expense as a percentage of average earning assets increased from 4.17% in 2000 to 4.42% in 2001. The bank's net interest margin decreased from 3.95% in 2000 to 3.76% in 2001.

Recent Developments
-------------------

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

                           FIRST NATIONAL CORPORATION
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                                                Three Months Ended March 31,

                                                                        2001                                    2000
                                                                        ----                                    ----

                                                                        Annual                                    Annual
                                                        Average         Income/     Yield/       Average         Income/     Yield/
                                                        Balance         Expense     Rate(3)      Balance         Expense     Rate(3)
                                                        -------         -------     -------      -------         -------     -------
ASSETS
Balances at correspondent banks - interest bearing   $   1,053,696   $      21,727    8.25%   $     169,342   $       8,045   19.00%


Securities:
     Taxable                                            36,942,151         555,925    6.02%      38,124,407         600,716    6.30%
          Tax-exempt (1)                                 6,827,247         124,233    7.28%       6,816,963         124,233    7.29%
                                                     -------------   -------------            -------------   -------------
          Total Securities                              43,769,398         680,158    6.22%      44,941,370         724,949    6.45%

Loans (net of earned income): (2)
     Taxable                                           167,803,201       3,680,882    8.77%     152,191,182       3,270,090    8.59%
     Tax-exempt (1)                                        901,594          20,670    9.17%          74,392           2,255   12.12%
                                                     -------------   -------------            -------------   -------------
          Total Loans                                  168,704,795       3,701,552    8.76%     152,265,574       3,272,345    8.60%
Fed funds sold and repurchase agreements                 6,795,814         101,744    5.99%           8,045             110    5.48%
                                                     -------------   -------------            -------------   -------------
     Total earning assets                              220,323,703       4,505,181    8.18%     197,384,308       4,005,449    8.12%
Less: allowance for Loan Losses                         (1,735,726)                              (1,483,579)
Total nonearning assets                                 12,443,937                               12,067,617
                                                     -------------                            -------------
     Total Assets                                    $ 231,031,914                            $ 207,968,346
                                                     =============                            =============

LIABILITIES AND SHAREHOLDER EQUITY
Interest bearing deposits:
     Checking                                        $  11,969,898   $      38,254    1.28%   $  11,909,996   $      33,865    1.14%
     Money market savings                                6,029,349          44,598    2.96%       5,987,274          44,036    2.94%
     Regular savings                                    63,454,924         755,040    4.76%      58,812,915         702,014    4.77%
     Certificates of deposit:
       Less than $100,000                               53,923,872         777,470    5.77%      43,742,169         555,338    5.08%
       $100,000 and more                                20,143,385         304,375    6.04%      14,738,083         204,859    5.56%
                                                     -------------   -------------            -------------   -------------
Total interest bearing deposits                        155,521,428       1,919,737    4.94%     135,190,437       1,540,112    4.56%

Fed funds purchased                                              0               0    0.00%       1,781,363          27,198    6.11%
Long term borrowings                                    33,154,073         514,350    6.21%      33,613,862         489,048    5.82%
                                                     -------------   -------------            -------------   -------------
Total interest bearing liabilities                     188,675,501       2,434,087    5.16%     170,585,662       2,056,358    4.82%

Noninterest bearing liabilities
     Demand deposits                                    20,822,597                               18,704,406
     Other liabilities                                   1,894,229                                1,349,921
                                                     -------------                            -------------
Total liabilities                                      210,428,617                              190,639,989
Stockholders' equity                                    19,639,587                               17,328,360
                                                     -------------                            -------------
Total liabilities and stockholders' equity           $ 231,031,914                            $ 207,968,349
                                                     =============                            =============

Net Interest income                                                      2,071,094                                1,949,091
                                                                     =============                            =============
Interest rate spread                                                                  3.02%                                    3.30%
Interest expense as a percent of average
     Earning assets                                                                   4.42%                                    4.17%
Net interest margin                                                                   3.76%                                    3.95%


(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 2000 and 2001.
(2) Loans placed on a nonaccrual status are reflected in the balances.
(3) Annualized

                           First National Corporation


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         As of March 31, 2001 neither the Corporation nor the Bank was a party to any legal proceedings other than routine litigation that is incidental to its business.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                None.

         (b)    Reports on Form 8-K

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            First National Corporation
                                               (Registrant)


Date     May 15, 2001                       /s/ Stephen C. Pettit
    ---------------------                   ------------------------------------
                                               Stephen C. Pettit, Controller
                                               (Chief Financial Officer and
                                                  Duly Authorized Officer)