Form 10QSB
period 2001-06-30
FIRST NATIONAL CORP /VA/
filed 2001-08-14
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                       OR

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

                      Class: Common stock, $5.00 par value
                    Outstanding as of August 7, 2001: 790,031

                           FIRST NATIONAL CORPORATION


                                      INDEX

Part 1.  Financial Information

      Item 1.   Financial Statements                                              Page No.

                Consolidated Statements of Income                                   3,4

                Consolidated Balance Sheets                                           5

                Consolidated Statements of Cash Flows                                 6

                Consolidated Statements of  Changes in Stockholders' Equity           7

                Notes to Consolidated Financial Statements                            8

      Item 2.   Management's Discussion and Analysis or Plan of Operation            11


Part II. Other Information

      Item 1.   Legal Proceedings                                                    13

      Item 4.   Submission of Matters to a vote of Security Holders                  13

      Item 6.   Exhibits and Reports on Form 8-K                                     14

      Signature                                                                      15


                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)

                                                                             (Unaudited)
                                                                          Three Months Ended

                                                                   June 30, 2001       June 30, 2000
Interest Income
Interest and Fees on Loans                                            $    3,677         $    3,411
Interest on Federal Funds Sold                                                30                 12
Interest on Deposits in Banks                                                 21                  8
Interest and Dividends on Investment Securities
Available for Sale:
Taxable                                                                      503                594
Non Taxable                                                                   82                 82
                                                                      ----------         ----------

Total Interest Income                                                      4,313              4,107

Interest Expense
Interest on Savings Deposits and Interest
Bearing Demand Deposits                                                      585                823
Interest on Time Deposits of $100,000 or more                                288                211
Interest on All Other Time Deposits                                          789                617
Interest on Federal Funds Purchased                                            1                 35
Interest on Long-term Debt                                                   448                569
                                                                      ----------         ----------

Total Interest Expense                                                     2,111              2,255
                                                                      ----------         ----------

Net Interest Income                                                        2,202              1,852
                                                                      ----------         ----------
   Provision for Loan Losses                                                  90                123
                                                                      ----------         ----------

     Net Interest Income After Provision
        for Loan Losses                                                    2,112              1,729

Other Operating Income
Service Charges                                                              213                196
Profits (losses) on Securities Available for Sale                             (4)                 0
Other Operating Income                                                       154                170
                                                                      ----------         ----------

Total Operating Income                                                       363                366

Other Operating Expenses:
Salaries and Employee Benefits                                               781                738
Occupancy Expense                                                             93                 82
Equipment Expense                                                            132                119
Other                                                                        545                455
                                                                      ----------         ----------

Total Operating Expenses                                                   1,551              1,394

Income Before Income taxes                                                   924                701

Income Taxes                                                                 281                186
                                                                      ----------         ----------

Net Income                                                            $      643         $      515
                                                                      ==========         ==========

Per Share Data
Earnings Per Common Share, basic                                      $     0.81         $     0.65
                                                                      ==========         ==========
Earnings Per Common Share, diluted                                    $     0.81         $     0.65
                                                                      ==========         ==========
Cash Dividends                                                        $     0.32         $     0.29
                                                                      ==========         ==========

The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)

                                                                           (Unaudited)
                                                                         Six Months Ended
                                                                 June 30, 2001       June 30, 2000
Interest Income
Interest and Fees on Loans                                          $    7,372         $    6,682
Interest on Federal Funds Sold                                              42                 20
Interest on Deposits in Banks                                              132                  7
Interest and Dividends on Investment Securities
Available for Sale:
Taxable                                                                  1,059              1,195
Non Taxable                                                                164                164
                                                                    ----------         ----------

Total Interest Income                                                    8,769              8,068

Interest Expense
Interest on Savings Deposits and Interest
Bearing Demand Deposits                                                  1,424              1,604
Interest on Time Deposits of $100,000 or more                              592                416
Interest on All Other Time Deposits                                      1,566              1,171
Interest on Federal Funds Purchased                                          1                 62
Interest on Long-term Debt                                                 962              1,058
                                                                    ----------         ----------

Total Interest Expense                                                   4,545              4,311
                                                                    ----------         ----------

Net Interest Income                                                      4,224              3,757
                                                                    ----------         ----------
   Provision for Loan Losses                                               180                246
                                                                    ----------         ----------

     Net Interest Income After Provision
        For Loan Losses                                                  4,044              3,511

Other Operating Income
Service Charges                                                            449                374
Profits (losses) on Securities Available for Sale                           -4                  0
Other Operating Income                                                     294                282
                                                                    ----------         ----------

Total Operating Income                                                     739                656

Other Operating Expenses:
Salaries and Employee Benefits                                           1,529              1,482
Occupancy Expense                                                          187                174
Equipment Expense                                                          245                237
Other                                                                    1,004                917
                                                                    ----------         ----------

Total Operating Expenses                                                 2,965              2,810

Income Before Income taxes                                               1,818              1,357

Income Taxes                                                               569                402
                                                                    ----------         ----------

Net Income                                                          $    1,249         $      955
                                                                    ==========         ==========

Per Share Data
Earnings Per Common Share, basic                                    $     1.58         $     1.20
                                                                    ==========         ==========
Earnings Per Common Share, diluted                                  $     1.58         $     1.20
                                                                    ==========         ==========
Cash Dividends                                                      $     0.64         $     0.58
                                                                    ==========         ==========

The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                                  (Unaudited)
                                                                 June 30, 2001     December 31, 2000

ASSETS
Cash and due from banks                                             $    7,297            $    6,307
Federal Funds Sold                                                           0                 5,315
Securities Available for Sale                                           41,443                44,831
Loans Net of Unearned Discount                                         179,551               166,849
     Less: Allowance for Loan Losses                                     1,784                 1,703
                                                                    ----------            ----------
          Net Loans                                                    177,767               165,146

Bank Premises and Equipment                                              5,279                 4,313
Interest Receivable                                                      1,250                 1,372
Other Assets                                                             1,849                 2,045
                                                                    ----------            ----------

     Total Assets                                                   $  234,885            $  229,329
                                                                    ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Demand Deposits
          Non-Interest Bearing                                      $   24,590            $   22,059
          Interest Bearing                                              19,142                18,803
     Savings Deposits                                                   60,630                62,315
     Certificates of Deposit of $100,000 and over                       22,286                18,052
     All Other Time Deposits                                            54,920                53,965
                                                                    ----------            ----------

          Total Deposits                                            $  181,568            $  175,194

Federal Funds Purchased                                                  1,974                     0
Federal Home Loan Bank Advances                                         28,765                33,523
Accrued Expenses and other liablilities                                  1,953                 1,283
                                                                    ----------            ----------

          Total Liabilities                                         $  214,260            $  210,000
                                                                    ----------            ----------

Stockholders' Equity
     Common Stock, Par Value $5 per Share;
     Authorized 2,000,000 Shares, 790,031
     Shares Issued and Outstanding                                  $    3,950            $    3,950
     Surplus                                                             1,465                 1,465
     Accumulated Other Comprehensive Income (Loss)                         265                  (287)
     Retained Earnings                                                  14,945                14,201
                                                                    ----------            ----------

          Total Stockholders' Equity                                $   20,625            $   19,329
                                                                    ----------            ----------

          Total Liabilities and Stockholders' Equity                $  234,885            $  229,329
                                                                    ==========            ==========

The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                   (Unaudited)

                                                                                   Six Months Ended
                                                                           June 30, 2001      June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                    $    1,249         $      955
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                                   184                195
     Provision for loan losses                                                        81                174
     Change in assets and liabilities
          Decrease in interest receivables                                           122              1,166
          Decrease (increase) in other assets                                        196             (1,531)
          Increase in accrued expenses                                               386                246
                                                                              ----------         ----------

Net Cash Provided by Operating Activities                                     $    2,218         $    1,205
                                                                              ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from the sale of Other Real Estate Owned                             $        0         $      343
Proceeds from maturities and principal payments on securities- AFS                 4,224                897
Purchases of bank premises and equipment                                          (1,150)              (139)
Net (increase) in loans                                                          (12,702)            (9,799)
Decrease in federal funds sold                                                     5,315                  0
                                                                              ----------         ----------

Net Cash  (Used in) Investing Activities                                      ($   4,313)        ($   8,698)
                                                                              ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in demand deposits, NOW accounts,
and savings accounts                                                          $    1,185         $   (4,821)
Net increase in certificates of deposit                                            5,189             10,207
Net increase (decrease) in long-term borrowings                                   (4,758)             4,452
Net proceeds from issuance of common stock                                             0                 15
Cash dividends paid                                                                 (505)              (461)
Net increase (decrease) in federal funds purchased                                 1,974               (909)
                                                                              ----------         ----------

Net Cash Provided by  Financing Activities                                    $    3,085         $    8,483
                                                                              ----------         ----------

          Increase in Cash and Cash Equivalents                               $      990         $      990

CASH AND CASH EQUIVALENTS:
Beginning                                                                          6,307              4,108
                                                                              ----------         ----------

Ending                                                                        $    7,297         $    5,098
                                                                              ==========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
     Interest                                                                 $    4,401         $    4,250
                                                                              ==========         ==========

     Income Taxes                                                             $      552         $      422
                                                                              ==========         ==========

The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands Of Dollars)
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                Accumulated
                                                                   Other
                                        Common      Capital    Comprehensive  Retained    Comprehensive
                                         Stock      Surplus    Income (Loss)  Earnings        Income     Total
Balances, December 31, 1999            $  3,970     $  1,531     ($ 1,342)    $ 13,017                $ 17,176

Comprehensive Income:
    Net income                                                                     955         955         955
    Other comprehensive income
    net of tax:
    Unrealized gain on securities
    available for sale                                                 77                       77          77
                                                                                          --------
Total comprehensive income, net tax                                                          1,032
                                                                                          ========

Issuance of authorized common stock
exercised options                             3           12                                                15

Cash dividends declared                                                           (461)                   (461)
                                       --------     --------     --------     --------                --------

Balances, June 30, 2000                $  3,973     $  1,543     ($ 1,265)    $ 13,511                $ 17,762
                                       ========     ========     ========     ========                ========


Balances, December 31, 2000               3,950     $  1,465     ($   287)    $ 14,201                $ 19,329

Comprehensive income:
    Net Income                                                                   1,249       1,249       1,249
    Other comprehensive income,
    net of tax:
   Unrealized gain on securities
     available for sale                                               552                      552         552
                                                                                          --------
Total comprehensive income,
 net of tax                                                                                  1,802
                                                                                          ========
Cash dividends declared                                                           (505)                   (505)
                                       --------     --------     --------     --------                --------

Balances, June 30, 2001                $  3,950     $  1,465     $    265     $ 14,945                $ 20,625
                                       ========     ========     ========     ========                ========

The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Interim Financial Statements

          The accompanying consolidated financial statements of First National Corporation and its subsidiaries have not been audited by independent accountants, except for the balance sheet at December 31, 2000. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 2001 and 2000, the company's financial position at June 30, 2001 and December 31, 2000, and the cash flows for the six month periods ended June 30, 2001 and 2000. These adjustments are of a normal recurring nature.

Note 2. Securities as of June 30, 2001 and December 31, 2000 are summarized below:

                                                                         (000 Omitted)

                                                    June 30, 2001                          December 31, 2000


                                                                    Unrealized                                Unrealized
                                           Cost         Market      Gain (Loss)      Cost         Market      Gain (Loss)
                                         --------      --------     -----------    --------      --------     -----------
Securities Available For Sale

Obligations of US Government
    Corporations and Agencies              31,775        32,059           284        35,978        35,502          (476)
Obligation of State and Political
    Subdivisions                            6,828         6,906            78         6,827         6,822            (5)
Corporate Securities                            1            42            41             1            47            46
Other Securities                            2,436         2,436             0         2,460         2,460             0
                                         --------      --------      --------      --------      --------      --------
Total Securities Available for Sale      $ 41,040      $ 41,443      $    403      $ 45,266      $ 44,831      ($   435)


                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                     (000 Omitted)

                                                           June 30, 2001    December 31, 2000
Real estate loans:
  Construction and land development                           $   10,328           $   8,836
  Secured by farm land                                             1,717               1,791
  Secured by 1-4 family residential                               34,278              37,588
  Other real estate loans                                         53,863              46,124
Loans to farmers (except those secured by real estate)               516                 529
Commercial and industrial loans
        (except those secured by real estate)                     40,910              35,971
Loans to individuals for personal expenditures                    35,254              34,024
All other loans                                                    2,687               1,991
         Total loans                                          $  179,553          $  166,854
Less unearned income reflected in loans                                2                   5
          Loans, net of unearned income                       $  179,551          $  166,849


The Bank had loans in a Nonaccrual category of $207,989 on December 31, 2000 and $55,940 on June 30, 2001.


Note 4.    Allowance for Loan Losses

           Analysis of the Allowance for Loan Losses

                                                             (000 Omitted)
                                                       For the Six Months Ended

                                                June 30, 2001              June 30, 2000
Balance at Beginning of Period                    $  1,703                    $  1,447

Charge-Offs                                           (122)                        (91)

Recoveries                                              23                          19

Net Charge-Offs                                        (99)                        (72)

Provision for Loan Losses                              180                         246

Balance at End of Period                          $  1,784                    $  1,621


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

                           FIRST NATIONAL CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

Overview
--------

         Net income for the first half of 2001 was $1.25 million compared to $955 thousand in the first half of 2000. This represents an increase of 31% and is attributable to an increase of $533 thousand or 15.2% in "net interest income" and an increase of $83 thousand or 12.7% in "total operating income" while "non-interest expense" increased $155 thousand or 5.5% over the prior year. Interest and fees on loans, the largest component of interest income, increased $690 thousand during the period, while interest on deposits, the largest component of interest expense, increased $391 thousand resulting in an increase in net interest income of $467 thousand. The provision to the allowance for loan losses was reduced from the previous period to $180 thousand. Total operating expenses increased $155 thousand.

Yields, Rates and Net Interest Margin
-------------------------------------

         Interest rates on loans have remained relatively stable during 2001 and in comparison with the first half of 2000, the yield on the loan portfolio increased from 8.65% in 2000 to 8.78% in 2001. At the same time the cost of interest bearing deposits decreased from 4.72% in the first half of 2000 to 4.61% in the same period of 2001. While the yield on earning assets increased 9 basis points from 8.17% in 2000 to 8.26% in 2001, the cost of interest bearing liabilities decreased 13 basis points from 5.00% in 2000 to 4.87% in 2001. This resulted in an increase in the bank's interest rate spread from 3.17% in 2000 to 3.39% in 2001. Interest expense as a percentage of average earning assets decreased from 4.31% in 2000 to 4.27% in 2001. The bank's net interest margin increased from 3.86% in 2000 to 3.99% in 2001.

Recent Developments
-------------------

         First Bank is currently in the process of buying an interest in a local insurance company, First Insurance and Financial Services, LLC, and has withdrawn its membership in the Virginia Bankers Insurance Center. The bank purchased an interest in Banker's Title Shenandoah, a title insurance company. First Bank introduced "internet banking" with a bill-payer feature on September 1, 2000.

         First Bank entered into an agreement to lease property for expansion. The bank agreed to loan the lessor $880 thousand at 8% interest payable monthly with a three-year maturity, secured by a first deed of trust on the property. Additionally, First Bank is to lease the property from the lessor for a thirteen-month period with the monthly lease amount to equal the lessor's interest payment. At the end of lease period, the Bank will have the right to purchase the property for $975 thousand.

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

                           FIRST NATIONAL CORPORATION
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                                               Six Months Ended June 30,

                                                                    2001                                        2000
                                                                    ----                                        ----

                                                                  Annual                                       Annual
                                                Average           Income/       Yield/         Average         Income/       Yield/
                                                Balance           Expense       Rate(3)        Balance         Expense       Rate(3)
                                                -------           -------       -------        -------         -------       -------
ASSETS
Balances at correspondent banks - interest   $   1,181,863     $      42,487      7.19%    $     283,217    $      19,702     13.91%
bearing

Securities:
          Taxable                               33,692,686           985,605      5.85%       37,853,028        1,195,294      6.32%
          Tax-exempt (1)                         6,827,360           248,482      7.28%        6,826,435          248,742      7.29%
                                             -------------     -------------               -------------    -------------
          Total Securities                      40,520,046         1,234,087      6.09%       44,679,463        1,444,036      6.46%

Loans (net of earned income): (2)
     Taxable                                   167,249,199         7,343,811      8.78%      153,687,648        6,648,118      8.65%
     Tax-exempt (1)                                943,792            42,653      9.04%        1,174,000           51,120      8.71%
                                             -------------     -------------               -------------    -------------
          Total Loans                          168,192,991         7,386,464      8.78%      154,861,648        6,699,238      8.65%
Fed funds sold and repurchase agreements         4,209,057           131,911      6.27%          266,341            7,717      5.79%
                                             -------------     -------------               -------------    -------------
     Total earning assets                      212,922,094         8,794,949      8.26%      200,090,669        8,170,693      8.17%
Less: allowance for Loan Losses                 (1,765,929)                                   (1,572,245)
Total nonearning assets                         19,127,156                                    12,762,010
                                             -------------                                 -------------
     Total Assets                            $ 230,283,321                                 $ 211,280,434
                                             =============                                 =============

LIABILITIES AND SHAREHOLDER EQUITY
Interest bearing deposits:
     Checking                                $  12,056,726     $      76,526      1.27%    $  11,937,129    $      71,970      1.21%
     Money market savings                        6,138,054            84,074      2.74%        5,984,102           90,128      3.02%
     Regular savings                            63,327,141         1,267,079      4.00%       57,789,928        1,444,280      5.00%
     Certificates of deposit:
       Less than $100,000                       54,158,037         1,562,449      5.77%       44,942,595        1,167,908      5.02%
       $100,000 and more                        19,817,179           592,372      5.98%       14,683,339          416,436      5.67%
                                             -------------     -------------               -------------    -------------
Total interest bearing deposits                155,497,137         3,582,500      4.61%      135,327,093        3,190,722      4.72%

Fed funds purchased                                 99,698             1,437      2.96%        1,942,731           62,257      6.41%
Long term borrowings                            30,957,009           961,524      6.21%       35,283,029        1,058,142      6.00%
                                             -------------     -------------               -------------    -------------
Total interest bearing liabilities             186,553,844         4,545,461      4.87%      172,552,853        4,311,121      5.00%

Noninterest bearing liabilities
     Demand deposits                            21,823,986                                    19,812,579
     Other liabilities                           1,894,701                                     1,447,934
                                             -------------                                 -------------
Total liabilities                              210,272,531                                   193,813,366
Stockholders' equity                            20,010,790                                    17,467,068
                                             -------------                                 -------------
Total liabilities and stockholders' equity   $ 230,283,321                                 $ 211,280,434
                                             =============                                 =============

Net Interest income                                                4,249,488                                   3,859,572
                                                               =============                                ============
Interest rate spread                                                             3.39%                                         3.17%
Interest expense as a percent of average
     earning assets                                                              4.27%                                         4.31%
Net interest margin                                                              3.99%                                         3.86%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 2000 and 2001.
(2) Loans placed on a nonaccrual status are reflected in the balances.
(3) Annualized

                           FIRST NATIONAL CORPORATION

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         As of June 30, 2001 neither the Corporation nor the Bank was a party to any legal proceedings other than routine litigation that is incidental to its business.

Item 2.  Not Applicable

Item 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         a)   The Bank held its annual shareholders meeting on April 3, 2001.

         b)   The following Directors were elected:

              Douglas C. Arthur                 Charles E. Maddox Jr.
              Noel M. Borden                    W. Allen Nicholls
              Byron A. Brill                    Henry L. Shirkey
              Elizabeth H. Cottrell             Alson H. Smith, Jr.
              James A. Davis                    Harry S. Smith
              Christopher E. French


         c) The following matters were voted on at the annual shareholders meeting:

              (1)   Votes were cast in the election of Directors as follows:

                                                   FOR          AGAINST        ABSTAIN
                                                   ---          -------        -------
                    Douglas C. Arthur            582,028              0         26,084
                    Noel M. Borden               581,980             48         26,084
                    Byron A. Brill               506,632         75,396         26,084
                    Elizabeth H. Cottrell        581,976             52         26,084
                    James A. Davis               577,317          4,711         26,084
                    Christopher E. French        582,028              0         26,084
                    Charles E. Maddox,Jr         577,776          4,252         26,084
                    W. Allen Nicholls            581,793            235         26,084
                    Henry L. Shirkey             581,896            132         26,084
                    Alson H. Smith,Jr            581,150            878         26,084
                    Harry S. Smith               581,896            132         26,084

                           FIRST NATIONAL CORPORATION


              (2) Other business voted on at the meeting was an amendment to the Articles of Incorporation to create a classified Board of Directors with staggered three year terms. This amendment did not receive the two-thirds vote needed to pass.

                                                       FOR               AGAINST
                                                       ---               -------
                                                     427,982             123,884

         d)   Not Applicable

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

                                                  First National Corporation
                                                         (Registrant)


Date   August 14, 2001                              /s/ Stephen C. Pettit
    ---------------------                      ---------------------------------
                                                 Stephen C. Pettit, Controller
                                                  (Chief Financial Officer and
                                                     Duly Authorized Officer)