Form 10QSB
period 2001-09-30
FIRST NATIONAL CORP /VA/
filed 2001-11-14
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       OR

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

                      Class: Common stock, $5.00 par value
                  Outstanding as of November 14, 2001: 790,031

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


                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)

                                                                         (Unaudited)
                                                                     Three Months Ended

                                                           September 30, 2001  September 30, 2000
Interest Income
Interest and Fees on Loans                                           $  3,738            $  3,589
Interest on Federal Funds Sold                                             13                  66
Interest on Deposits in Banks                                              17                  30
Interest and Dividends on Investment Securities
Available for Sale:
Taxable                                                                   478                 459
Non Taxable                                                                82                 209
                                                                     --------            --------

Total Interest Income                                                   4,328               4,353

Interest Expense
Interest on Savings Deposits and Interest
Bearing Demand Deposits                                                   486                 898
Interest on Time Deposits of $100,000 or more                             315                 270
Interest on All Other Time Deposits                                       818                 767
Interest on Federal Funds Purchased                                         3                   1
Interest on Long-term Debt                                                451                 549
                                                                     --------            --------

Total Interest Expense                                                  2,073               2,485
                                                                     --------            --------

Net Interest Income                                                     2,255               1,868
                                                                     --------            --------
   Provision for Loan Losses                                              105                 123
                                                                     --------            --------

     Net Interest Income After Provision
        for Loan Losses                                                 2,150               1,745

Other Operating Income
Service Charges                                                           218                 231
Profits (losses) on Securities Available for Sale                           0                   0
Other Operating Income                                                    163                 138
                                                                     --------            --------

Total Operating Income                                                    381                 369

Other Operating Expenses:
Salaries and Employee Benefits                                            739                 732
Occupancy Expense                                                         106                  82
Equipment Expense                                                         139                 124
Other                                                                     530                 422
                                                                     --------            --------

Total Operating Expenses                                                1,514               1,360

Income Before Income taxes                                              1,017                 754

Income Taxes                                                              321                 230
                                                                     --------            --------

Net Income                                                           $    696            $    524
                                                                     ========            ========

Per Share Data
Earnings Per Common Share, basic                                     $   0.88            $   0.66
                                                                     ========            ========
Earnings Per Common Share, diluted                                   $   0.88            $   0.66
                                                                     ========            ========
Cash Dividends                                                       $   0.32            $   0.29
                                                                     ========            ========

The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                           (Except Per Share Amounts)

                                                                     (Unaudited)
                                                                   Nine Months Ended

                                                        September 30, 2001   September 30, 2000
Interest Income
Interest and Fees on Loans                                        $ 11,109             $ 10,271
Interest on Federal Funds Sold                                         145                   86
Interest on Deposits in Banks                                           60                   38
Interest and Dividends on Investment Securities
Available for Sale:
Taxable                                                              1,537                1,654
Non Taxable                                                            246                  373
                                                                  --------             --------

Total Interest Income                                               13,097               12,422

Interest Expense
Interest on Savings Deposits and Interest
Bearing Demand Deposits                                              1,914                2,501
Interest on Time Deposits of $100,000 or more                          908                  686
Interest on All Other Time Deposits                                  2,379                1,939
Interest on Federal Funds Purchased                                      4                   63
Interest on Long-term Debt                                           1,413                1,607
                                                                  --------             --------

Total Interest Expense                                               6,618                6,796
                                                                  --------             --------

Net Interest Income                                                  6,479                5,626
                                                                  --------             --------
   Provision for Loan Losses                                           285                  369
                                                                  --------             --------

     Net Interest Income After Provision
        For Loan Losses                                              6,194                5,257

Other Operating Income
Service Charges                                                        667                  604
Profits (losses) on Securities Available for Sale                       (4)                   0
Other Operating Income                                                 457                  420
                                                                  --------             --------

Total Operating Income                                               1,120                1,024

Other Operating Expenses:
Salaries and Employee Benefits                                       2,268                2,214
Occupancy Expense                                                      292                  256
Equipment Expense                                                      385                  361
Other                                                                1,534                1,339
                                                                  --------             --------

Total Operating Expenses                                             4,479                4,170

Income Before Income taxes                                           2,835                2,111

Income Taxes                                                           890                  632
                                                                  --------             --------

Net Income                                                        $  1,945             $  1,479
                                                                  ========             ========

Per Share Data
Earnings Per Common Share, basic                                  $   2.46             $   1.86
                                                                  ========             ========
Earnings Per Common Share, diluted                                $   2.46             $   1.86
                                                                  ========             ========
Cash Dividends                                                    $   0.96             $   0.87
                                                                  ========             ========

The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                          (Unaudited)
                                                       September 30, 2001    December 31, 2000
ASSETS
Cash and due from banks                                         $   5,617            $   6,307
Federal Funds Sold                                                  1,977                5,315
Securities Available for Sale                                      40,690               44,831
Loans Net of Unearned Discount                                    186,300              166,849
     Less: Allowance for Loan Losses                                1,871                1,703
                                                                ---------            ---------
          Net Loans                                               184,429              165,146

Bank Premises and Equipment                                         5,287                4,313
Interest Receivable                                                 1,295                1,372
Other Assets                                                        1,749                2,045
                                                                ---------            ---------

     Total Assets                                               $ 241,044            $ 229,329
                                                                =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Demand Deposits
          Non-Interest Bearing                                  $  24,228            $  22,059
          Interest Bearing                                         20,744               18,803
     Savings Deposits                                              57,845               62,315
     Certificates of Deposit of $100,000 and over                  25,106               18,052
     All Other Time Deposits                                       60,988               53,965
                                                                ---------            ---------

          Total Deposits                                        $ 188,911            $ 175,194

Federal Funds Purchased                                                 0                    0
Federal Home Loan Bank Advances                                    28,735               33,523
Accrued Expenses and other liabilities                              1,944                1,283
                                                                ---------            ---------

          Total Liabilities                                     $ 219,590            $ 210,000
                                                                ---------            ---------

Stockholders' Equity
     Common Stock, Par Value $5 per Share;
     Authorized 2,000,000 Shares, 790,031
     Shares Issued and Outstanding                              $   3,950            $   3,950
     Surplus                                                        1,465                1,465
     Accumulated Other Comprehensive Income (Loss)                    651                 (287)
     Retained Earnings                                             15,388               14,201
                                                                ---------            ---------

          Total Stockholders' Equity                            $  21,454            $  19,329
                                                                ---------            ---------

          Total Liabilities and Stockholders' Equity            $ 241,044            $ 229,329
                                                                =========            =========

The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                                                      (Unaudited)
                                                                                   Nine Months Ended
                                                                            September 30,       September 30,
                                                                                2001                 2000
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                    $  1,945             $  1,479
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                                 240                  298
     Provision for loan losses                                                     285                  369
     Change in assets and liabilities
          Decrease in interest receivable                                           77                 (141)
          Decrease (increase) in other assets                                      296                 (323)
          Increase in accrued expenses                                            (178)                 516
                                                                              --------             --------

Net Cash Provided by Operating Activities                                     $  3,021             $  2,198
                                                                              --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of Other Real Estate Owned                             $      0             $    343
Proceeds from maturities and principal payments on securities- AFS               5,562                1,407
Purchases of bank premises and equipment                                        (1,214)                (200)
Net (increase) in loans                                                        (19,568)             (13,100)
(Increase) decrease in federal funds sold                                        3,338               (3,045)
                                                                              --------             --------

Net Cash  (Used in) Investing Activities                                      ($11,882)            ($14,595)
                                                                              --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in demand deposits, NOW accounts,
and savings accounts                                                          $   (360)            $   (348)
Net increase in certificates of deposit                                         14,077               16,944
Net increase (decrease) in long-term borrowings                                 (4,788)                 (73)
Net proceeds from issuance of common stock                                           0                   15
Cash dividends paid                                                               (758)                (691)
Net increase (decrease) in federal funds purchased                                   0               (1,547)
                                                                              --------             --------

Net Cash Provided by  Financing Activities                                    $  8,171             $ 14,300
                                                                              --------             --------

          Increase (decrease) in Cash and Cash Equivalents                    $   (690)            $  1,903

CASH AND CASH EQUIVALENTS:
Beginning                                                                        6,307                4,108
                                                                              --------             --------

Ending                                                                        $  5,617             $  6,011
                                                                              ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
     Interest                                                                 $  6,359             $  6,666
                                                                              ========             ========

     Income Taxes                                                             $    871             $    686
                                                                              ========             ========

The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands Of Dollars)
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                            Accumulated
                                                               Other
                                               Common         Capital     Comprehensive     Retained     Comprehensive
                                               Stock          Surplus     Income (Loss)     Earnings         Income         Total
Balances, December 31, 1999                    $ 3,970        $ 1,531        ($1,342)       $13,017                        $17,176

Comprehensive Income:
    Net income                                                                                1,479           1,479          1,479
    Other comprehensive income
    net of tax:
    Unrealized gain on securities
    available for sale                                                           430                            430            430
                                                                                                            -------
Total comprehensive income, net tax                                                                           1,909
                                                                                                            =======

Issuance of authorized common stock
exercised options                                    3             12                                                           15

Cash dividends declared                                                                        (691)                          (691)
                                               -------        -------        -------        -------                        -------

Balances, September 30, 2000                   $ 3,973        $ 1,543        ($  912)       $13,805                        $18,409
                                               =======        =======        =======        =======                        =======


Balances, December 31, 2000                      3,950        $ 1,465        ($  287)       $14,201                        $19,329

Comprehensive income:
    Net Income                                                                                1,945           1,945          1,945
    Other comprehensive income,
    net of tax:
   Unrealized gain on securities
     available for sale                                                          938                            938            938
                                                                                                            -------
Total comprehensive income,
 net of tax                                                                                                   2,883
                                                                                                            =======
Cash dividends declared                                                                        (758)                          (758)
                                               -------        -------        -------        -------                        -------

Balances, September 30, 2001                   $ 3,950        $ 1,465        $   651        $15,388                        $21,454
                                               =======        =======        =======        =======                        =======

The Accompanying Notes Are An Integral Part Of These Statements

                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Interim Financial Statements

          The accompanying consolidated financial statements of First National Corporation and its subsidiaries have not been audited by independent accountants, except for the balance sheet at December 31, 2000. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 2001 and 2000, the company's financial position at September 30, 2001 and December 31, 2000, and the cash flows for the nine month periods ended September 30, 2001 and 2000. These adjustments are of a normal recurring nature.

Note 2. Securities as of September 30, 2001 and December 31, 2000 are summarized below:


                                  (000 Omitted)

                                                  September 30, 2001                  December 31, 2000

                                                                   Unrealized                          Unrealized
                                              Cost        Market   Gain (Loss)     Cost       Market   Gain (Loss)
                                              ----        ------   -----------     ----       ------   -----------
Securities Available For Sale

Obligations of US Government
    Corporations and Agencies                 30,231      30,984         753      35,978      35,502        (476)
Obligation of State and Political
    Subdivisions                               6,828       7,020         192       6,827       6,822          (5)
Corporate Securities                               1          42          41           1          47          46
Other Securities                               2,644       2,644           0       2,460       2,460           0
                                             -------     -------     -------     -------     -------     -------
Total Securities Available for Sale          $39,704     $40,690     $   986     $45,266     $44,831     ($  435)


                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                           (000 Omitted)

                                                              September 30, 2001       December 31, 2000
Real estate loans:
  Construction and land development                               $   10,328                 8,836
  Secured by farm land                                                 1,723                 1,791
  Secured by 1-4 family residential                                   35,687                37,588
  Other real estate loans                                             55,933                46,124
Loans to farmers (except those secured by real estate)                   568                   529
Commercial and industrial loans
        (except those secured by real estate)                         42,754                35,971
Loans to individuals for personal expenditures                        36,039                34,024
All other loans                                                        3,268                 1,991
         Total loans                                              $  186,300            $  166,854
Less unearned income reflected in loans                                    0                     5
          Loans, net of unearned income                           $  186,300            $  166,849


The Bank had loans in a Nonaccrual category of $207,989 on December 31, 2000 and $145,171 on September 30, 2001.


Note 4.  Allowance for Loan Losses

         Analysis of the Allowance for Loan Losses

                                                                       (000 Omitted)
                                                                 For the Nine Months Ended

                                                   September 30, 2001              September 30, 2000
Balance at Beginning of Period                           $1,703                          $1,447

Charge-Offs                                                (149)                           (121)

Recoveries                                                   32                              46

Net Charge-Offs                                            (117)                            (75)

Provision for Loan Losses                                   285                             369

Balance at End of Period                                 $1,871                          $1,741


                           FIRST NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5.  New Accounting Pronouncements

         In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

         Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written-off.

         The standards generally are required to be implemented by the Bank in its 2002 financial statements. The adoption of these standards will not have a material impact on the financial statements.

                           FIRST NATIONAL CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

Overview
--------

         Net income for the first three quarters of 2001 was $1.95 million compared to $1.48 million in the first three quarters of 2000. This represents an increase of 32% and is attributable to an increase of $853 thousand or 15.2% in "net interest income" and an increase of $96 thousand or 9.4% in "total operating income" while "non-interest expense" increased $309 thousand or 7.4% over the prior year. Interest and fees on loans, the largest component of interest income, increased $675 thousand during the period, while interest on deposits, the largest component of interest expense, decreased $178 thousand resulting in an increase in net interest income of $853 thousand. The provision to the allowance for loan losses was reduced from the previous period to $285 thousand.

Yields, Rates and Net Interest Margin
-------------------------------------

         The New York prime rate has changed nine (9) times since the first of 2001, declining a total of 400 basis points. During the first three quarters of the year, the yield on the loan portfolio declined from 8.74% in 2000 to 8.47% in 2001. At the same time the cost of interest bearing deposits decreased from 4.91% in the first three quarters of 2000 to 4.42% in the same period of 2001. While the yield on earning assets decreased 27 basis points from 8.23% in 2000 to 7.96% in 2001, the cost of interest bearing liabilities decreased 44 basis points from 5.16% in 2000 to 4.72% in 2001. This resulted in an increase in First National Corporation's interest rate spread from 3.07% in 2000 to 3.24% in 2001. Interest expense as a percentage of average earning assets decreased from 4.45% in 2000 to 3.98% in 2001. First National Corporation's net interest margin increased from 3.78% in 2000 to 3.98% in 2001.

Recent Developments
-------------------

         First National Corporation has withdrawn its membership in the Virginia Bankers Insurance Center. Further, in light of a third-party contractual relationship of First Insurance and Financial Services, L.L.C., a Winchester-based insurance agency in which First National Corporation intended to be an investor, First National Corporation has decided to remain independent at the current time. First Bank, through its wholly-owned subsidiary, purchased an interest in Banker's Title Shenandoah, a title insurance company and also subscribed to an interest in an investment firm, which may be established by the Virginia Bankers Association in 2002.

         First Bank entered into an agreement to lease property for expansion. First Bank agreed to loan the lessor $880 thousand at 8% interest payable monthly with a three-year maturity, secured by a first deed of trust on the property. Additionally, First Bank is to lease the property from the lessor for a thirteen-month period with the monthly lease amount to equal the lessor's interest payment. At the end of lease period, First Bank will have the right to purchase the property for $975 thousand.

                           FIRST NATIONAL CORPORATION
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                                              Nine Months Ended September 30,

                                                                       2001                                    2000
                                                                       ----                                    ----

                                                                       Annual                                    Annual
                                                        Average        Income/        Yield/      Average        Income/     Yield/
                                                        Balance        Expense       Rate(3)      Balance        Expense     Rate(3)
                                                        -------        -------       -------      -------        -------     -------
ASSETS
Balances at correspondent banks  - interest          $  1,293,847    $     59,978     6.18%    $    341,451    $    37,448    14.62%
bearing

Securities:
          Taxable                                      35,077,824       1,537,427     5.84%      37,555,831      1,780,636     6.32%
          Tax-exempt (1)                                6,827,495         372,698     7.28%       6,823,394        372,759     7.28%
                                                     ------------    ------------              ------------    -----------    -----
          Total Securities                             41,905,319       1,910,125     6.08%      44,379,225      2,153,395     6.47%

Loans (net of earned income): (2)
     Taxable                                          174,272,705      11,066,260     8.47%     156,661,616     10,219,804     8.70%
     Tax-exempt (1)                                     1,012,686          65,886     8.67%         459,095         78,267    22.73%
                                                     ------------    ------------              ------------    -----------    -----
          Total Loans                                 175,285,391      11,132,146     8.47%     157,120,711     10,298,071     8.74%
Fed funds sold and repurchase agreements                3,395,206         144,628     5.68%       1,810,168         86,285     6.36%
                                                     ------------    ------------              ------------    -----------    -----
     Total earning assets                             221,879,763      13,246,877     7.96%     203,651,555     12,575,199     8.23%
Less: allowance for Loan Losses                        (1,784,429)                               (1,577,382)
Total nonearning assets                                12,372,170                                12,361,443
                                                     ------------                              ------------
     Total Assets                                    $232,467,504                              $214,435,616
                                                     ============                              ============

LIABILITIES AND SHAREHOLDER EQUITY
Interest bearing deposits:
     Checking                                        $ 12,318,529    $    119,148     1.29%    $ 11,899,158    $   111,874     1.25%
     Money market savings                               6,414,667         124,580     2.59%       5,983,399        138,792     3.09%
     Regular savings                                   62,011,837       1,670,011     3.59%      57,945,068      2,250,518     5.18%
     Certificates of deposit:
       Less than $100,000                              55,160,903       2,380,739     5.75%      47,882,962      1,939,064     5.40%
       $100,000 and more                               20,916,689         907,816     5.79%      15,574,754        685,583     5.87%
                                                     ------------                              ------------    -----------    -----
Total interest bearing deposits                       156,822,625       5,202,294     4.42%     139,285,341      5,125,831     4.91%

Fed funds purchased                                       121,276           3,981     4.38%       1,295,084         62,648     6.45%
Long term borrowings                                   30,214,795       1,412,684     6.23%      34,908,761      1,607,206     6.14%
                                                     ------------                              ------------    -----------    -----
Total interest bearing liabilities                    187,158,696       6,618,959     4.72%     175,489,186      6,795,685     5.16%

Noninterest bearing liabilities
     Demand deposits                                   23,062,030                                19,787,414
     Other liabilities                                  1,903,200                                 1,486,910
                                                     ------------                              ------------
Total liabilities                                     212,123,926                               196,763,510
Stockholders' equity                                   20,343,578                                17,672,106
                                                     ------------                              ------------
Total liabilities and stockholders' equity           $232,467,504                              $214,435,616
                                                     ============                              ============

Net Interest income                                                  $  6,627,918                                5,779,514
                                                                     ============                              ===========
Interest rate spread                                                                  3.24%                                    3.07%
Interest expense as a percent of average
     earning assets                                                                   3.98%                                    4.45%
Net interest margin                                                                   3.98%                                    3.78%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 2000 and 2001.
(2) Loans placed on a nonaccrual status are reflected in the balances.
(3) Annualized

                           FIRST NATIONAL CORPORATION

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           As of September 30, 2001 neither the Corporation nor the Bank was a party to any legal proceedings other than routine litigation that is incidental to its business.

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

                                                First National Corporation
                                                        (Registrant)


Date      November 14, 2001                        /s/ Stephen C. Pettit
    ----------------------------            ------------------------------------
                                               Stephen C. Pettit, Controller
                                               (Chief Financial Officer and
                                                  Duly Authorized Officer)