Form 10QSB/A
period 2001-09-30
FIRST NATIONAL CORP /VA/
filed 2002-01-02
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

                           FIRST NATIONAL CORPORATION


                                      INDEX

Part I.  Financial Information

     Item 1.   Financial Statements                                                        Page No.

               Consolidated Statements of Income                                              3,4

               Consolidated Balance Sheets                                                      5

               Consolidated Statements of Cash Flows                                            6

               Consolidated Statements of  Changes in Stockholders' Equity                      7

               Notes to Consolidated Financial Statements                                       8

     Item 2.   Management's Discussion and Analysis or Plan of Operation                       11


Part II.  Other Information                                                                    13

     Signature                                                                                 14


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

Recent Developments
-------------------

         First National Corporation has withdrawn its membership in the Virginia Bankers Insurance Center and entered into a contractual relationship with First Insurance and Financial Services, L.L.C. for its insurance needs. First Insurance and Financial Services, L.L.C. is a Winchester-based insurance agency in which First National Corporation has invested. First Bank, through its wholly-owned subsidiary, purchased an interest in Banker's Title Shenandoah, a title insurance company and also subscribed to an interest in an investment firm, which may be established by the Virginia Bankers Association in 2002.

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


Date      December 31, 2001                        /s/ Stephen C. Pettit
    ----------------------------            ------------------------------------
                                               Stephen C. Pettit, Controller
                                               (Chief Financial Officer and
                                                  Duly Authorized Officer)