Form 10KSB40
period 2001-12-31
FIRST NATIONAL CORP /VA/
filed 2002-04-01
CIK 719402

    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
Commission File Number 0-23976
FIRST NATIONAL CORPORATION
(Exact name of small business issuer in its charter)
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
Common Stock, $5.00 par value per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

State issuer's revenues for its most recent fiscal year: $18,893,321.

As of February 28, 2002 there were 790,031 shares of common stock, $5.00 par value, outstanding and the aggregate market value of common stock of First National Corporation held by nonaffiliates was approximately $ 26,268,530.

DOCUMENTS INCORPORATED BY REFERENCE
2001 Annual Report to Shareholders - Parts I and II
Proxy Statement for the 2002 Annual Meeting of Shareholders - Part III

PART I

Item 1. Description of Business

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
Three remote ATM sites at Handy-Marts, Winchester, Virginia
Remote ATM site at Handy-Mart, Woodstock, Virginia

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

Asset and Liability Management

Assets of the Bank consist primarily of loans and its investment portfolio. Deposit accounts, including checking accounts and interest-bearing accounts, time deposits and certificates of deposit, represent the majority of the liabilities of the Bank. In an effort to maintain adequate levels of liquidity and minimize fluctuations in the net interest margin (net interest earnings divided by total interest-earning assets), the rate sensitivity of the loan and investment portfolios are similar to the rate sensitivity of the Bank's liabilities.

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

Employees

At December 31, 2001, a total of 87 persons were employed by the Company and the Bank in both full and part time positions. None are represented by any collective bargaining unit. The Company considers relations with its employees to be good.

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

As a state member bank subject to the regulations of the Federal Reserve Board, the Bank has to obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined in excess of that account. At December 31, 2001, the Bank had $3.8 million of retained earnings legally available for the payment of dividends.

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

Capital Requirements

Year Ended December 31, 2001
Required Capital Ratios:

Leverage Ratio	4.00%
Tier 1 risk-based capital ratio	4.00%
Total risk-based capital ratio	8.00%

The Company Capital Ratios:

Leverage Ratio	8.97%
Tier 1 risk-based capital ratio	10.34%
Total risk-based capital ratio	11.31%

In January 1989, the Federal Reserve Board published risk-based capital guidelines in final form which are applicable to bank holding companies. The Federal Reserve Board guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. These guidelines became effective on March 15, 1989. The minimum ratio of qualified total capital to risk-weighted assets (including certain off balance sheet items, such as standby letters of credit) is 8.00%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease losses reserves. The Company's Tier 1 and total Capital ratios as of December 31, 2001 were 10.34% and 11.31%, respectively.

In addition, the Federal Reserve Board has established minimum Leverage ratio (Tier 1 capital to quarterly average assets less goodwill) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 3.00% for bank holding companies that meet certain specific criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a Leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Leverage ratio as of December 31, 2001 was 8.97%. The guidelines also provide that a banking organization experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

FIRREA. In August 1989, Congress enacted the Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA"). Among other things, FIRREA abolished the Federal Savings and Loan Insurance Corporation and established two new insurance funds under the jurisdiction of the FDIC -- the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"). The FDIC will set assessments for deposit insurance annually. The act requires that the FDIC reach an insurance fund reserve ratio for the BIF of $1.25 for every $100 of insured deposits within fifteen years. Assessments for the BIF and SAIF are set independently.

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

The Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the "GLB Act" or the "Act"), signed into law on November 12, 1999, amended a number of Federal banking laws that affect the Company and the Bank, and the provisions of the Act that are believed to be of most significance to the Company are discussed below. In particular, the GLB Act permits a bank holding company to elect to become a financial holding company. In order to become and maintain its status as a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating. The Company filed an election and on April 3, 2001, became a financial holding company.

Under the BHCA, a bank holding company, including a financial holding company, may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA, as amended by the GLB Act, now generally limits the activities of a bank holding company that is a financial holding company to that of banking, managing or controlling banks; performing certain servicing activities for subsidiaries; and engaging in any activity, or acquiring and retaining the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity, as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury; or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, as determined by the Federal Reserve Board had determined, by order or regulation in effect prior to enactment of the GLB Act, to be closely related to banking or managing or controlling banks as to be a proper incident thereto.

The GLB Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. In particular, the GLB Act repeals sections 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also provides that, while the states continue to have the authority to regulate insurance activities, in most instances they are prohibited from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. A financial holding company, therefore, may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and insurance underwriting, sales and brokerage activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain areas identified in the Act. The Act directs the Federal bank regulatory agencies to adopt insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures, and such regulations have been adopted and became effective April 1, 2001.

The GLB Act includes a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for bank holding companies, but bank holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. The Act repealed the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker", and a set of activities in which a bank may engage without being deemed a "dealer". The Act also makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940 and the Investment Advisers Act of 1940.

The GLB Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to an unaffiliated party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are more strict than those contained in the Act. The Act also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means. The Act also contains requirements for the posting of notices by operators of automated teller machines regarding fees charged for the use of such machines.

Many of the GLB Act's provisions, including the customer privacy protection provisions, require the Federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement those respective provisions. Most of the required implementing regulations have been proposed and/or adopted by the bank regulatory agencies as of December 21, 2000. Neither the provisions of the GLB Act nor the Act's implementing regulations as proposed or adopted have had a material impact on the Company's or the Bank's regulatory capital ratios or ability to continue to operated in a safe and sound manner.

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

Item 2. Description of Properties

The principal executive offices of First National Corporation are located at 112 West King Street, Strasburg, Virginia, which is owned free of encumbrances. In addition to operating a full service banking facility at this Strasburg location, the Company operates six additional branches and a loan production office. The Company owns four of these facilities without encumbrances and leases three of the facilities. The leases on these facilities including renewal options, expire in 2003. See Note 14 to the Consolidated Financial Statements of the Company's 2001 Annual Report to Shareholders for additional information concerning this lease commitment.

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

No matters were submitted to security holders for a vote in the fourth quarter of 2001.

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

 Market Price and Dividends

	Sales Price ($)		Dividends ($) (1)
	High	Low
2000: 1st quarter 2nd quarter 3rd quarter 4th quarter	27.00 23.00 22.00 22.87	22.50 22.00 21.25 21.75	.29 .29 .29 .33
2001: 1st quarter 2nd quarter 3rd quarter 4th quarter	24.75 33.00 34.00 33.75	23.25 24.75 30.25 31.50	.32 .32 .32 .34

(1)  The Company increased its dividend to $1.30 per share in 2001, which represented a payout ratio of 39.57%. The dividend per share and payout ratios in 2000 were $1.20 and 44.56%, respectively.

The Company had 714 shareholders of record as of February 28, 2002.

Item 6. Management's Discussion and Analysis or Plan of Operation

First National Corporation (the "Corporation") is the holding company for First Bank (the "Bank") and First Bank owns First Bank Financial Services Inc. ("Financial Services"). The following discussion and analysis of the financial condition and results of operations of the Corporation for the years ended December 31, 2001, 2000 and 1999 should be read in conjunction with the consolidated financial statements and related notes.

Overview

Earnings and assets continued to grow in 2001. Net income for 2001 was $2,595,334 compared to $2,136,787 in 2000 and $2,034,288 in 1999. Net income per share increased $0.60 per share, both basic and diluted in 2001 from 2000 ($3.29 per share basic and diluted in 2001 versus $2.69 per share basic and diluted in 2000). The increase in earnings resulted primarily from a continuing increase in the Bank's interest income and a decrease in interest expense. Return on average assets was 1.10% in 2001, .98% in 2000 and 1.00% in 1999. Return on average equity was 12.57% in 2001, 11.90% in 2000, and 11.63% in 1999.

Assets grew 8.8% in 2001. In 2000, assets grew 11.0%. Growth occurred in the loan portfolio where loans, net of unearned income and allowance for loan losses, increased $20.5 million to $185.6 million. The securities portfolio declined slightly to $43.4 million in 2001 from $44.8 million in 2000.

Results of Operations

Net interest income represents the primary source of earnings for the Corporation. Net interest income equals the amount by which interest income on earning assets, predominately loans and securities, exceeds interest expense on interest bearing liabilities, predominately deposits, short-term and long-term borrowings. The provision for loan losses and the amount of noninterest income and expense also have an effect on net income. Noninterest income and expense consists of income from service charges on deposit accounts; fees charged for various services; gains and losses from the sale of assets, both fixed assets and securities; and various administrative, operating and income tax expenses.

Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Net interest margin is calculated by dividing tax equivalent net interest income by average earning assets and reflects the Company's net yield on its earning assets.

General. Net income has increased in each of the last three years. The increase in income in 2001 was caused by growth in earning assets and by the funding of higher yielding assets, in part, from lower priced deposits. In 2000 and 1999 net interest income increased as the Corporation continued to experience favorable asset growth.

Net Interest Income. Net interest income was $8.69 million for the year ended December 31, 2001, up $1.7 million or 14.05% over the $7.62 million reported for the same period in 2000. This increase in net interest income resulted from an increase in interest-earning assets and a decrease in the rates paid on deposit accounts during the year. In 2000, net interest income increased 1.13% or $85 thousand from $7.53 million in 1999.

Interest income as a percent of average earning assets decreased to 7.80% in 2001 from 8.29% in 2000 following an increase in 2000 from 7.94% in 1999. Interest expense as a percent of average interest-bearing liabilities increased from 4.64% in 1999 to 5.26% in 2000 and decreased to 4.58% in 2001. Net interest margin increased and interest rate spread increased in 2001 when compared to 2000. Net interest margin was 3.95% in 2001, 3.77% in 2000, and 3.98% in 1999. Interest rate spread was 3.22% in 2001, 3.03% in 2000, and 3.30% in 1999. The decline in yields on earning assets reflects a lower interest rate environment.

Provision for Loan Losses. The provision for 2001 increased to $420,000 from $369,000 in 2000. The increase was due to management's analysis of the existing loan portfolio and related credit risks.

Non-Interest Income. Non-interest income increased $127,286 or 9.08% for 2001 over 2000 compared to an increase of $282,330 or 25.22% for 2000 over 1999. The increase in non-interest income is attributed in part to service charges, which increased $86,092 in 2001 and to an increase of $67,932 in fees for other customer services. In 2001, losses on securities available for sale were $3,689. There were no sales of securities available for sale in 2000.

Non-Interest Expense. In 2001, non-interest expenses increased $453,077 or 8.08% over 2000. In 2000, non-interest expenses increased $340,066 or 6.45% over 1999. The increase in 2001 was primarily the result of the increase in other operating expenses.

Income Taxes. The corporation has adopted FASB Statement No. 109, "Accounting for Income Taxes". A more detailed discussion of the Corporation's tax calculation is contained in Note 9 to the consolidated financial statements.

Table 1 - Selected Consolidated Financial Data

	Years Ended December 31, 2001 (in thousands except ratios and per share amounts)

	2001	2000	1999	1998	1997

Income Statement Data:
Interest Income	$17,364	$16,951	$15,217	$13,993	$11,932
Interest Expense	8,674	9,332	7,683	7,110	5,738
Net Interest Income	8,690	7,619	7,534	6,883	6,194
Provision For Loan Losses	420	369	495	330	220

Net Interest Income After
Provision For Loan Losses	8,270	7,250	7,039	6,553	5,974
Noninterest Income	1,529	1,402	1,119	1,052	908
Securities Gains (Losses)	(4)	0	1	198	11
Noninterest Expense	6,064	5,611	5,271	5,106	4,646

Income Before Income Taxes	3,735	3,041	2,887	2,697	2,247
Income Taxes	1,140	904	853	792	636

Net Income	$2,595	$2,137	$2,034	$1,905	$1,611

Per Share Data:
Net Income, Basic	$3.29	$2.69	$2.57	$2.43	$2.08
Net Income, Diluted	3.29	2.69	2.57	2.42	2.08
Cash Dividends	1.30	1.20	1.15	1.00	0.82
Book Value At Period End	27.34	24.47	21.63	22.31	20.81

Balance Sheet Data:
Assets	$249,354	$229,329	$206,618	$191,136	$164,589
Loans, Net Of Unearned Income	185,650	165,145	149,313	128,371	112,493
Securities	43,355	44,831	45,129	48,263	41,699
Deposits	197,479	175,194	153,422	155,008	139,762
Stockholders' Equity	21,600	19,329	17,176	17,601	16,182
Average Shares Outstanding, Diluted	790	794	792	787	776

Performance Ratios:
Return On Average Assets	1.10%	0.98%	1.00%	1.05%	1.07%
Return On Average Equity	12.57%	11.90%	11.63%	11.31%	10.41%
Dividend Payout	39.57%	44.56%	44.72%	41.21%	39.71%

Capital And Liquidity Ratios:
Leverage	8.97%	8.67%	8.91%	9.02%	9.99%
Risk-Based Capital Ratios:
Tier 1 Capital	10.34%	11.28%	12.74%	13.78%	14.20%
Total Capital	11.31%	12.26%	13.73%	14.76%	15.19%

 Table 2 - Average Balances, Income and Expense, Yields and Rates

			Twelve Months Ended December 31,

	2001			2000			1999
		Annual			Annual			Annual
ASSETS	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Balances at correspondent banks
- interest bearing	$1,397,710	$73,164	5.23%	$508,853	$59,191	11.63%	$240,004	$31,007	12.92%
Securities:
Taxable	34,600,602	2,005,522	5.80%	37,411,972	2,365,251	6.32%	45,356,202	2,707,561	5.97%
Tax-exempt (1)	6,801,538	497,774	7.32%	6,824,295	496,970	7.28%	7,840,363	604,758	7.71%
Total Securities	41,402,140	2,503,296	6.05%	44,236,267	2,862,221	6.47%	53,196,565	3,312,319	6.23%
Loans (net of earned income): (2)
Taxable	177,125,433	14,719,806	8.31%	158,582,976	13,956,636	8.80%	139,526,204	12,010,303 8.61%
Tax-exempt (1)	1,037,843	88,342	8.51%	582,072	66,310	11.39%	99,387	12,080	12.15%
Total Loans	178,163,276	14,808,148	8.31%	159,165,048	14,022,946	8.81%	139,625,591	12,022,383	8.61%
Federal funds sold and repurchase
agreements	4,230,045	178,754	4.23%	2,717,194	175,993	6.48%	1,254,732	60,874	4.85%
Total earning assets	225,193,171	17,563,362	7.80%	206,627,362	17,120,351	8.29%	194,316,892	15,426,583	7.94%
Less: allowance for Loan Losses	-1,817,252			(1,618,154)			(1,289,781)
Total nonearning assets	12,568,264			12,393,531			11,285,982
Total Assets	$235,944,183			$217,402,739			$204,313,093

LIABILITIES AND SHAREHOLDER EQUITY
Interest bearing deposits:
Checking	$12,614,190	$156,986	1.24%	$12,083,034	$158,442	1.31%	$10,873,173	$147,343	1.36%
Money market savings	6,588,356	159,561	2.42%	5,983,995	188,153	3.14%	6,667,684	199,488	2.99%
Regular savings	61,210,167	2,041,066	3.33%	58,761,111	3,107,260	5.29%	63,119,179	2,776,451	4.40%
Certificates of deposit:
Less than $100,000	56,582,840	3,205,785	5.67%	49,448,164	2,729,657	5.52%	47,187,911	2,462,154	5.22%
$100,000 and more	22,437,125	1,243,602	5.54%	15,889,137	947,505	5.96%	12,833,365	688,260	5.36%
Total interest bearing deposits	159,432,678	6,807,000	4.27%	142,165,441	7,131,017	5.02%	140,681,312	6,273,696	4.46%
Fed funds purchased	90,708	3,981	4.39%	969,544	62,648	6.46%	1,862,879	104,447	5.61%
FHLB borrowings	29,839,142	1,863,552	6.25%	34,564,638	2,138,546	6.19%	22,961,368	1,304,924	5.68%
Total interest bearing liabilities	189,362,528	8,674,533	4.58%	177,699,623	9,332,211	5.26%	165,505,559	7,683,067	4.64%
Noninterest bearing liabilities
Demand deposits	23,980,571			20,236,880			19,888,343
Other liabilities	1,954,027			1,510,331			1,432,181
Total liabilities	215,297,126			199,446,834			186,826,083
Stockholders' equity	20,647,057			17,955,905			17,487,010
Total liabilities and
stockholders' equity	$235,944,183			$217,402,739			$204,313,093
Net Interest income		$8,888,829			$7,788,140			$7,743,516
Interest rate spread			3.22%			3.03%			3.30%
Interest expense as a percent of average
earning assets			3.85%			4.52%			3.95%
Net interest margin			3.95%			3.77%			3.98%
(1)    Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%.
(2)  Loans placed on a nonaccrual status are reflected in the balances.

Table 3 - Volume and Rate Analysis

		2001			2000
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Earning Assets:
Due From Banks	$20,400	$(6,427)	$13,973	$30,942	$(2,758)	$28,184
Taxable Securities	(171,716)	(188,013)	(359,729)	(514,533)	172,223	(342,310)
Tax-Exempt Securities	(1,241)	2,045	804	(75,357)	(32,431)	(107,788)
Taxable Loans	1,457,028	(693,858)	763,170	1,675,607	270,726	1,946,333
Tax-Exempt Loans	32,540	(10,508)	22,032	54,938	(708)	54,230
Federal Funds Sold and Repurchase Agreements	7,336	(4,575)	2,761	89,354	25,765	115,119

Total Earning Assets	$1,344,347	$(901,336)	$443,011	$1,260,951	$432,817	$1,693,768

Interest Bearing Liabilities:
Interest Checking	$6,754	$(8,210)	$(1,456)	$16,576	$(5,477)	$11,099
Savings Deposits-
Regular	135,136	(1,201,330)	(1,066,194)	(171,441)	502,250	330,809
Money Market	22,507	(51,099)	(28,592)	(22,193)	10,858	(11,335)
CD's and Other Time Deposits
$100,000 and More	357,174	(61,077)	296,097	176,343	82,902	259,245
Less Than $100,000	400,669	75,459	476,128	121,601	145,902	267,503
Total Interest- Bearing Deposits	$922,240	$(1,246,257)	$(324,017)	$120,886	$736,435	$857,321

Fed Funds Purchased	(43,344)	(15,323)	(58,667)	(61,106)	19,307	(41,799)
FHLB Borrowings	(295,979)	20,985	(274,994)	707,851	125,771	833,622
Total Interest- Bearing Liabilities	$582,917	$(1,240,595)	$(657,678)	$767,631	$881,513	$1,649,144
Change in Net Interest Income	$761,430	$339,259	$1,100,689	$493,320	$(448,696)	$44,624

Financial Condition

General. Management continued to increase the size of the loan portfolio in 2001. Loans, net of unearned discounts and allowance for loan losses, increased $20.5 million or 12.4% from $165.1 million in 2000 to $185.6 million in 2001. This growth in loans was reflected in an 8.8% increase in assets during the year. Assets began the year at $229.3 million and grew $20.1 million to $249.4 million by year-end.

Loans. The Bank is an active lender with a loan portfolio which includes commercial and residential mortgages, commercial loans, consumer loans, both installment and credit card, real estate construction loans and home equity loans. The Bank's lending activity is concentrated on individuals and small to medium sized businesses in its primary trade area of the Virginia counties of Shenandoah, Warren, Clarke, Frederick and the City of Winchester. As a provider of community oriented financial services, the Bank does not attempt to geographically diversify its loan portfolio by undertaking significant lending activity outside its primary trade area.

The Bank's loan portfolio is summarized in table 4 for the periods indicated.

Table 4 - Loan Portfolio

Loans at December 31, by year are summarized as follows:

	2001	2000	1999	1998	1997
			(thousands)

Commercial, Financial, and Agricultural	$42,101	$36,500	$26,907	$26,217	$20,223
Real Estate Construction	9,648	8,836	10,205	5,415	3,583
Real Estate-Mortgage:
Residential (1-4 Family)	36,884	37,588	58,712	47,965	45,133
Non-Farm, Non-Residential	57,761	46,124	20,971	21,381	17,126
Secured by Farmland	2,094	1,791	1,489	851	947
Consumer	35,248	34,024	31,829	27,376	26,574
All Other Loans	3,893	1,190	670	513	461

Total Loans	$187,629	$166,853	$150,783	$129,718	$114,047
Less Unearned Income	3	5	23	121	441
Less Allowance for Loan Losses	1,976	1,703	1,447	1,226	1,112
Loans-Net of Unearned Income	$185,650	$165,145	$149,313	$128,371	$112,494

As shown in Table 4 above the total amount of commercial, financial and agricultural loans increased $5.6 million in 2001. Residential real estate mortgage loans decreased $.7 million in 2001 after decreasing $21.1 million in 2000. Non-farm, non residential mortgage loans increased in 2001 by $11.6 million and increased in 2000 by $25.2 million. The growth in the consumer loan area continued in 2001 with an increase of $1.2 million compared to an increase of $2.2 million in 2000.

There was no category of loans that exceeded 10% of outstanding loans at December 31, 2001 which were not disclosed in Table 4.

Table 5 - Remaining Maturities of Selected Loans

	At December 31, 2001
	Commercial Financial, and Agricultural	Real Estate Construction
	(Dollars in Thousands)

Within 1 Year:	$28,265	$7,826
Variable Rate:
1 to 5 Years	$4,246	$1,393
After 5 Years	1,507	- -
Total	$5,753	$1,393

Fixed Rate:
1 to 5 Years	$7,688	$429
After 5 Years	395	- -
Total	$8,083	$429

Total Maturities	$42,101	$9,648

Asset Quality. The Allowance for Loan Losses ("ALL") balance was $1,975,916 and $1,702,856 at December 31, 2001 and 2000, representing 1.05% and 1.02% of total loans. Non-performing assets totaled $118,113 and $251,833 at December 31, 2001 and 2000, representing 5.98% and 14.79% of the Allowance for Loan Losses.

Total losses charged against the ALL in 2001 were $181,623 compared to $165,135 in 2000, and $338,897 in 1999. Recoveries, consisting of the recovery of principal on loans previously charged against the allowance, totaled $34,683 in 2001, $51,980 in 2000, and $64,712 in 1999.

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover any projected losses within the total loan portfolio.

Allowance for Loan Losses. Changes in the allowance for loan losses are detailed in Table 6.

 Table 6 - Allowance For Loan Losses
(in thousands of dollars)

			At December 31,
	2001	2000	1999	1998	1997

Balance, Beginning of Period	$1,703	$1,447	$1,226	$1,112	$974
Loans Charged-Off
Commercial, Financial and Agricultural		10	193	65	5
Real Estate-Construction
Real Estate-Mortgage
Residential (1-4 Family)	37			30
Non-Farm, Non Residential
Secured by Farmland
Consumer	145	146	146	138	92
All Other Loans		9

Total Loans Charged Off	182	165	339	233	97

Recoveries
Commercial, Financial and Agricultural		4	30		2
Real Estate-Construction
Real Estate-Mortgage
Residential (1-4 Family)					1
Non-Farm, Non-Residential
Secured by Farmland
Consumer	35	48	35	17	12
All Other Loans

Total Recoveries	35	52	65	17	15

Net Charge-Offs	147	113	274	216	82
Provision For Loan Losses	420	369	495	330	220

Balance, End of Period	$1,976	$1,703	$1,447	$1,226	$1,112

Ratio of net charge-offs during the period
to average loans outstanding during the period	0.08%	0.07%	0.20%	0.18%	0.08%

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

Table 7 shows the balance and percentage of the Bank's allowance for loan losses allocated to each major category of loans.

Table 7 - Allocation of Allowance For Loan Losses

	2001		2000		1999		1998		1997
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each		Loans in Each		Loans in Each
		Category to		Category to		Category to		Category to		Category to
	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
				(Dollars in Thousands)
Commercial, Financial
And Agricultural	$518	22.44%	$447	21.88%	$251	17.84%	$405	20.21%	$401	17.73%
Real Estate-Construction	0	5.14%	0	5.30%	0	6.77%	0	4.17%	0	3.14%
Real Estate-Mortgage	918	51.56%	791	51.24%	738	53.83%	504	54.12%	390	55.43%
Consumer	521	18.79%	449	20.39%	447	21.11%	298	21.10%	309	23.30%
All Other	19	2.07%	16	1.19%	11	0.45%	19	0.40%	12.40%

	$1,976	100.00%	$1,703	100.00%	$1,447	100.00%	$1,226	100.00%	$1,112	100.00%

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

Impairment of loans having recorded investments of $80,783 at December 31, 2001 and $43,844 at December 31, 2000 has been recognized in conformity with FASB Statement No. 114. The average recorded investment in impaired loans during 2001 and 2000 was $58,722 and $21,804. The total allowance for loan losses related to these loans was $40,392 and $17,765. Interest income on impaired loans recognized for cash payments received in 2001 and 2000 were $3,136 and $3,981.

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $37,330 and $207,989 at December 31, 2001 and 2000 respectively. If interest on these loans had been accrued, such income would have approximated $500 and $2,679 for 2001 and 2000.

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

Table 8 - Non-Performing Assets

	At December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Nonaccrual Loans	$94	$208	$34	$207	$23
Restructured Loans	--	--	--		37
Foreclosed Property	--	--	343	343	919
Total Nonperforming Assets	$94	$208	$377	$550	$979

Loans Past Due 90 Days Accruing Interest	$988	$282	$126	$213	$717

Allowance for Loan Losses to Period End Loans	1.05%	1.02%	0.96%	0.95%	0.98%

Nonperforming Assets to Period End Loans	0.05%	0.13%	0.25%	0.42%	0.86%
and Foreclosed Properties

Net Charge-Offs (Recoveries) to Average Loans	0.08%	0.07%	0.20%	0.18%	0.08%

The bank has reserved $123,228 in the allowance for loan losses for problem loans.  These loans present potential risk of non-payment and are not included in the numbers above.

Securities. Securities at December 31, 2001 were $43.4 million, a decrease of $1.4 million or 3.13% from the $44.8 million at the end of 2000.

As of December 31, 2001, neither the Corporation nor the Bank held any derivative financial instruments in their respective investment security portfolios.

Table 9 summarizes the carrying value of the Company's securities portfolio on the dates indicated.

Table 9 - Securities Portfolio

	Years Ended December 31
	(Dollars in Thousands)
	2001	2000	1999
Book Value:
Securities Available for Sale
U.S. Government Securities	$33,929	$35,502	$36,635
States and Political Subdivisions	6,726	6,822	6,445
Other Securities	2,700	2,507	2,049
Total Securities	$43,355	$44,831	$48,243

Investment Portfolio Maturity Distribution/Yield Analysis Year Ended December 31, 2001

	One Year or Less	One to Five Years	Five to Ten Years	Over Ten Years And Equity Securities	Total

Available for Sale Securities
U.S. Government Securities
Amortized Cost	5,591	22,967	4,809	0	33,367
Market Value	5,692	23,401	4,836	0	33,929
Weighted Ave. Yield	5.51%	5.77%	4.88%	0.00%

State and Political Subdivisions
Amortized Cost		0	2,385	4,330	6,715
Market Value	0	0	2,416	4,310	6,726
Weighted Ave. Yield (1)	0.00%	0.00%	6.97%	6.82%

Other Securities	0	0	0	2,643	2,643
Amortized Cost	0	0	0	2,700	2,700
Market Value	0.00%	0.00%	0.00%	4.51%
Weighted Ave. Yield

Total Portfolio
Amortized Cost	5,591	22,967	7,194	6,973	42,725
Market Value	5,692	23,401	7,252	7,010	43,355
Weighted Ave. Yield (1)	5.51%	5.77%	5.57%	5.94%

(1) Yields on tax exempt securities have been computed on a tax-equivalent basis.

This schedule has been prepared using the contractual maturities for all securities with the exception of mortgaged-backed securities (MBS's) and collateralized mortgage obligations (CMO's). Both MBS and CMO securities were recorded using dealer median prepayment speed assumptions, which is an industry standard.

Deposits. The Bank has made an effort in recent years to increase core deposits and control costs of funds. Deposits provide funding for the Corporation's investments in loans and securities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

Deposits at December 31, 2001 were $197.5 million, an increase of $22.3 million or 12.7% from $175.2 million at December 31, 2000. Savings and interest bearing demand deposits declined $688 thousand or .85% while non-interest-bearing demand deposits increased $4.9 million or 22.00% and time deposits increased $18.1 million or 25.16%.

The following tables are a summary of average deposits and average rates paid.

Table 10 - Average Deposits and Rates Paid

	Year Ended December 31,
	2001		2000		1999
			(Dollars in Thousands)

	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest Bearing Deposits	$23,981	--	$20,237	--	$19,888	--

Interest Bearing Deposits
Interest Checking	$12,614	1.24%	$12,083	1.31%	$10,873	1.36%
Money-Market	6,588	2.42%	5,984	3.14%	6,668	2.99%
Regular Savings	61,210	3.33%	58,761	5.29%	63,119	4.40%
Time Deposits
Less than $100,000	56,584	5.67%	49,448	5.52%	47,188	5.22%
$100,000 and more	22,437	5.54%	15,889	5.96%	12,833	5.36%

Total Interest Bearing	$159,433	4.27%	$142,165	5.02%	$140,681	4.46%

Total	$183,414		$162,402		$160,569

Maturities of CD's of $100,000 and More

	Within	Three to	Six to	Over
	Three	Six	Twelve	One
	Months	Months	Months	Year	Total

At December 31, 2001	$9,886	$2,586	$3,818	$12,960	$29,250

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

At December 31, 2001, cash, interest bearing and non-interest bearing deposits with banks, federal funds sold, securities, and loans maturing within one year were $104 million. As of December 31, 2001, approximately 46.44% or $87.1 million of the loan portfolio would mature or reprice within a one year period.

As of December 31, 2001, non-deposit sources of funds totaled $28.7 million, primarily comprised of Federal Home Loan Bank (FHLB) borrowings. During the year, the bank reduced its debt at the FHLB, when it repaid an Adjustable Rate Credit (ARC) advance in the amount of $5.0 million on March 22, 2001. Additional activity during the year included monthly principal reductions associated with the Principal Reducing Credit (PRC) advances. Furthermore, the bank also booked a new borrowing in the amount of $300,000 on January 3, 2001 in relation to a real estate transaction, whereby the new branch site was purchased for the Front Royal Financial Services Center. Certainly, the bank would not typically utilize such financing; however, it was necessary to consummate the transaction.

Table 11 - Interest Sensitivity Analysis

(in thousands)

	Within 90 days	90-365 days	1 to 5 years	Over 5 years	Total

Earning Assets

Loans (1)	$ 11,377	$ 32,373	$ 125,650	$ 18,229	$ 187,629
Investment securities	-	5,591	22,967	14,167	42,725
Deposits with other institutions	1,819	-	-	-	1,819
Federal funds sold	5,384	-	-	-	5,384
Total earning assets	$ 18,580	$ 37,964	$ 148,617	$ 32,396	$ 237,557

Interest-Bearing Liabilities

Interest bearing checking (1)	$ -	$ -	$ 13,852	$ -	$ 13,852
Savings (1)	-	-	59,595	-	59,595
Money market deposits	6,983	-	-	-	6,983
Time deposits	16,622	23,889	49,626	-	90,137
Long-term debt	-	130	28,575	-	28,705
Total interest-bearing liabilities	$ 23,605	$ 24,019	$ 151,648	$ -	$ 199,272

Period gap	(5,025)	13,934	(3,031)	32,396	38,285
Cumulative gap	(5,025)	8,920	5,889	38,285
Ratio of cumulative gap to
Total earning assets	(2.12%)	3.75%	2.48%	16.12%

 (1) The Bank has determined that interest checking and savings accounts are not sensitive to changes in related market rates and, therefore, the Bank has placed them in the 1 to 5 years category.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risks weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Corporation had a ratio of risk-weighted assets to total capital of 11.31% at December 31, 2001 and a ratio of risk-weighted assets to Tier 1 capital of 10.34%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

 Table 12- Analysis of Capital

		Year End December 31,
		2001	2000	1999
		(Dollars in Thousands)
Tier 1 Capital:
	Common Stock	$3,950	$3,950	$3,970
	Surplus	1,465	1,465	1,531
	Retained Earnings	15,770	14,201	13,017
	Total Tier 1 Capital	$21,185	$19,616	$18,518
Tier 2 Capital:
	Allowance for Loan Losses (1)	1,976	1,703	1,447
	Total Risk Based Capital	$23,161	$21,319	$19,965
Risk-Weighted Assets		$204,842	$173,967	$145,269
Capital Ratios:
	Tier 1 Risk-Based Capital Ratio	10.34%	11.28%	12.70%
	Total Risk-Based Capital Ratio	11.31%	12.26%	13.70%

	Tier 1 Capital to Average Total Assets	8.97%	8.67%	8.90%

(1) Limited to 1.25% of risk weighted assets.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued two statements - Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which will potentially impact the accounting for goodwill and other intangible assets. SFAS No. 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. SFAS No. 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written-off.

The standards generally are required to be implemented by the Corporation in its 2002 financial statements. The adoption of these standards will not have a material impact on the financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Statement is not expected to have a material effect on the Corporation's financial statements. In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also establishes a single accounting model to long-lived assets to be disposed of by sale, which includes long-lived assets that are part of a discontinued operation. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2001. The Statement is not expected to have a material effect on the Corporation's financial statements.

Item 7. Financial Statements

Pursuant to Item 310(a) of Regulation S-B, information required by this Item is incorporated by reference from pages 6 to 30 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9. Directors, Executive Officers Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Pursuant to Item 401 and 405 of Regulation S-B, the information called for this Item is incorporated herein by reference from pages 2, 3 and 5 of the Company's proxy statement dated March 1, 2002, for the Company's Annual Meeting of Shareholders held April 2, 2002

Item 10. Executive Compensation

Pursuant to Item 402 of Regulation S-B, the information called for this Item is incorporated herein by reference from pages 6 and 7 of the Company's proxy statement dated March 1, 2002 for the Company's Annual Meeting of Shareholders held April 2, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Pursuant to Item 403 of Regulation S-B, the information called for this Item is incorporated herein by reference from pages 3 and 4 of the Company's proxy statement dated March 1, 2002, for the Company's Annual Meeting of Shareholders held April 2, 2002.

Item 12. Certain Relationships and Related Transactions

Pursuant to Item 404 of Regulation S-B, the information called for this Item is incorporated herein by reference from page 7 of the Company's proxy statement dated March 1, 2002, for the Company's Annual Meeting of Shareholders held April 2, 2002.

PART IV

Item 13. Exhibits and Reports on Form 8-K

(a) The following documents required by Item 601 of Regulation S-B, are incorporated by reference to pages 6 through 30 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001:

1. Financial Statements	Page
Report of Independent Certified Public Accountants	6
First National Corporation and Subsidiaries:
Consolidated Balance Sheets at December 31, 2001 and 2000	7
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999	8
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	9 and 10
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999	11
Notes to Financial Statements	12 - 23

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
13.1    Annual Report to Shareholders for the year ended December 31, 2001.
21.1    Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company's Form 10-K filed with SEC on April 2, 2001).
23.1    Consent of Yount, Hyde & Barbour, P.C.

(b)      Reports on Form 8-K

           No Reports on Form 8-K were filed during the quarter ended December 31, 2001.

With the exception of the information herein expressly incorporated by reference, the 2001 Annual Report to Shareholders and the Proxy Statement for the 2002 Annual Meeting of Shareholders are not to be deemed filed as part of this Annual Report on Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By: ___________________________
Harry S. Smith
President and Chief Executive Officer
Date:______________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ _______________________ Harry S. Smith	President and Chief Executive Officer (Principal Executive Officer) Director

/S/ _______________________ Stephen C. Pettit	Controller and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ _______________________ Noel M. Borden	Chairman of the Board Director

/S/ _______________________ Douglas C. Arthur	Vice Chairman of the Board Director

/S/ _______________________ Dr. Byron A. Brill	Director

/S/ _______________________ Elizabeth H. Cottrell	Director

/S/ _______________________ Dr. James A. Davis	Director

/S/ _______________________ Christopher E. French	Director

/S/ _______________________ Charles E. Maddox, Jr.	Director

/S/ _______________________ John K. Marlow	Director

/S/ _______________________ W. Allen Nicholls	Director

/S/ _______________________ Henry L. Shirkey	Director

/S/ _______________________ Alson H. Smith, Jr.	Director

/S/ _______________________ James R. Wilkins, III	Director

EXHIBIT INDEX

Number	Document
3.1	Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Company's Form 10 filed with the SEC on May 2, 1994).
3.2	Bylaws (incorporated herein by reference to Exhibit 3 to the Company's Form 10 filed with the SEC on May 2, 1994).
4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 21.1 to the Company's Form 10 filed with SEC on May 2, 1994).
13.1	Annual Report to Shareholders for the year ended December 31, 2001.
21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 1 to the Company's Form 10-K filed with SEC on April 2, 2001).
23.1	Consent of Yount, Hyde & Barbour, P.C.