Form 10QSB
period 2002-03-31
FIRST NATIONAL CORP /VA/
filed 2002-05-14
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Class: Common stock, $5.00 par value

Outstanding as of May 7, 2002:  790,031

FIRST NATIONAL CORPORATION

INDEX

Part I. Financial Information

    Item 1. Financial Statements                                                                                                 Page No.

        Consolidated Statements of Income                                                                                        3

        Consolidated Balance Sheets                                                                                                  4

        Consolidated Statements of Cash Flows                                                                                 5

        Consolidated Statements of Changes in Stockholders' Equity                                                  6

        Notes to Consolidated Financial Statements                                                                            7

    Item 2. Management's Discussion and Analysis or Plan of Operation                                         10

Part II. Other Information

    Item 1.     Legal Proceedings                                                                                                     12

    Item 2.     Changes in Securities                                                                                                 12

    Item 3.     Defaults Upon Senior Securities                                                                                 12

    Item 4.     Submission of Matters to a Vote of Security Holders                                                  12

    Item 6.     Exhibits and Reports on Form 8K                                                                              12

    Signature                                                                                                                                    13

FIRST NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars)
(Except Per Share Amounts)
                                                                                                                                (Unaudited)
                                                                                                                            Three Months Ended

	March 31, 2002	March 31, 2001
Interest Income
Interest and Fees on Loans	$3,499	$3,694
Interest on Federal Funds Sold	36	102
Interest on Deposits in Banks	7	22
Interest and Dividends on Investment Securities
Available for Sale:
Taxable	460	556
Non Taxable	77	82

Total Interest Income	4,079	4,456

Interest Expense
Interest on Savings Deposits and Interest
Bearing Demand Deposits	355	839
Interest on Time Deposits of $100,000 or more	312	304
Interest on All Other Time Deposits	767	777

Interest on Long-term Debt	430	514

Total Interest Expense	1,864	2,434

Net Interest Income	2,215	2,022
Provision for Loan Losses	90	90

Net Interest Income After Provision
For Loan Losses	2,125	1,932

Other Operating Income:
Service Charges	241	236
Profits on Securities Available for Sale	70	0
Other Operating Income	209	140

Total Operating Income	520	376

Other Operating Expenses:
Salaries and Employee Benefits	794	748
Occupancy Expense	114	94
Equipment Expense	134	113
Other	579	459

Total Operating Expenses	1,621	1,414

Income Before Income taxes	1,024	894

Income Taxes	322	288

Net Income	$702	$606

Per Share Data
Earnings Per Common Share, basic and diluted	$0.89	$0.77

Cash Dividends	$0.34	$0.32

The Accompanying Notes Are An Integral Part Of These Statements

FIRST NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

                                                                                                                                    (Unaudited)

	March 31, 2002	December 31, 2001

ASSETS
Cash and due from banks	$5,061	$6,754
Federal Funds Sold	9,242	5,384
Securities Available for Sale	45,147	43,355
Loans Net of Unearned Discount	186,241	187,626
Less: Allowance for Loan Losses	2,028	1,976
Net Loans	184,213	185,650

Bank Premises and Equipment	5,509	5,260
Interest Receivable	1,251	1,299
Other Assets	1,896	1,652

Total Assets	$252,319	$249,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand Deposits
Non-Interest Bearing	$29,157	$26,911
Interest Bearing	25,420	20,835
Savings Deposits	58,576	59,831
Certificates of Deposit of $100,000 and over	28,598	29,250
All Other Time Deposits	60,160	60,652

Total Deposits	$201,911	$197,479

Federal Home Loan Bank Advances	26,640	28,705
Accrued Expenses and other liabilities	1,856	1,570

Total Liabilities	$230,407	$227,754

Stockholders' Equity
Common Stock, Par Value $5 per Share;
Authorized 2,000,000 Shares, 790,031
Shares Issued and Outstanding	$3,950	$3,950
Surplus	1,465	1,465
Accumulated Other Comprehensive Income	294	415
Retained Earnings	16,203	15,770

Total Stockholders' Equity	$21,912	$21,600

Total Liabilities and Stockholders' Equity	$252,319	$249,354

                     The Accompanying Notes Are An Integral Part Of These Statements

FIRST NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

(Unaudited)

                                                                                                                                                                    Three Months Ended

	March 31, 2002	March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$702	$606
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	98	87
Provision for loan losses	90	90
Gains on Securities Available for Sale Change in assets and liabilities	(70)	0
Decrease in interest receivable	48	78
Decrease (Increase) in other assets	(319)	(281)
Increase in accrued expenses	423	354

Net Cash Provided by Operating Activities	$972	$934

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities-available for sale	$2,097	$0
Proceeds from maturities and principal payments on securities- AFS	2,485	2,417
Purchase of securities available for sale Purchases of bank premises and equipment	(6,487) (347)	0 (490)
Net (increase) decrease in loans	1,347	(4,972)
(Increase) decrease in federal funds sold	(3,858)	3,606

Net Cash Provided by (Used in) Investing Activities	($4,763)	$561

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits, NOW accounts,
and savings accounts	$5,576	$1,428
Net increase (decrease) in certificates of deposit	(1,144)	1,765
Net (decrease) in long-term borrowings	(2,065)	(4,729)

Cash dividends paid	(269)	(252)

Net Cash Provided by (Used in) Financing Activities	$2,098	($1,788)

(Decrease) in Cash and Cash Equivalents	($1,693)	($293)

CASH AND CASH EQUIVALENTS:
Beginning	6,754	6,307

Ending	$5,061	$6,014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,945	$2,448

Income Taxes	$0	$0
                      The Accompanying Notes Are An Integral Part Of These Statements

FIRST NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands Of Dollars)
Three Months Ended March 31, 2002 and 2001

                                                                                                    (Unaudited)

			Accumulated
			Other
	Common		Comprehensive	Retained	Comprehensive
	Stock	Surplus	Income (Loss)	Earnings	Income	Total

Balances, December 31, 2000	$3,950	$1,465	($287)	$14,201		$19,329

Comprehensive Income:
Net income				606	606	606
Other comprehensive income
net of tax:
Unrealized gain on securities
available for sale			544		544	544
Total comprehensive income, net tax					1,150

Cash dividends declared	____	____	____	(252)		(252)

Balances, March 31, 2001	$3,950	$1,465	($257)	$14,555		$20,227

Balances, December 31, 2001	3,950	$1,465	$415	$15,770		$21,600

Comprehensive income:
Net income				702	702	702
Other comprehensive income,
net of tax:
Unrealized loss on securities
available for sale			(121)		(121)	(121)
Total comprehensive income,
net of tax					581
Cash dividends declared	____	____	____	(269)		(269)

Balances, March 31, 2002	$3,950	$1,465	$294	$16,203		$21,912

    The Accompanying Notes Are An Integral Part Of These Statements

FIRST NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Interim Financial Statements

                The accompanying consolidated financial statements of First National Corporation and its subsidiaries have not been audited by independent accountants, except for the balance sheet at December 31, 2001. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three months period ended March 31, 2002 and 2001, the company's financial position at March 31, 2002 and December 31, 2001, and the cash flows for the three month periods ended March 31, 2002 and 2001. These adjustments are of a normal recurring nature.

Note 2.     Securities as of March 31, 2002 and December 31, 2001 are summarized below:

                                                                                                                                                        (000 Omitted)

                                                                                                            March 31, 2002                                                     December 31, 2001

			Unrealized			Unrealized
	Cost	Market	Gain (Loss)	Cost	Market	Gain (Loss)
Securities Available For Sale

Obligations of US Government
Corporations and Agencies	35,807	36,142	335	33,367	33,929	562
Obligation of State and Political
Subdivisions	6,450	6,504	54	6,715	6,726	11
Corporate Securities	1	52	51	3	60	57
Other Securities	2,449	2,449	0	2,640	2,640	0
Total Securities Available for Sale	$44,707	$45,147	$440	$42,725	$43,355	$630

FIRST NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.     The consolidated loan portfolio, stated at face amount, is composed of the following:

(000 Omitted)

	March 31, 2002	December 31, 2001

Real estate loans:
Construction and land development	$9,689	9,648
Secured by farm land	1,547	2,094
Secured by 1-4 family residential	37,598	36,884
Other real estate loans	58,751	57,761
Loans to farmers (except those secured by real estate)	607	565
Commercial and industrial loans
(except those secured by real estate)	39,332	41,536
Loans to individuals for personal expenditures	34,140	35,248
All other loans	4,577	3,893
Total loans	$186,241	$187,629
Less unearned income reflected in loans	0	3
Loans, net of unearned income	$186,241	$187,626

Note 4.     Allowance for Loan Losses

                       Analysis of the Allowance for Loan Losses

(000 Omitted) For the Three Months Ended

	March 31, 2002	March 31, 2001
Balance at Beginning of Period	$1,976	$1,703

Charge-Offs	(41)	(40)

Recoveries	3	16

Net Charge-Offs	(38)	(24)

Provision for Loan Losses	90	90

Balance at End of Period	$2,028	$1,769

FIRST NATIONAL CORPORATION

Item 2.                         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                                                PLAN OF OPERATION

Critical Accounting Policies
GENERAL. The company's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (I) Statement of Financial Accounting Standards (SFAS) No. 5 "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and estimable and (II) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The use of these values is inherently subjective and our actual losses could be greater or lesser than the estimates.

        The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Overview

        Net income for the first quarter of 2002 was $702 thousand compared to $606 thousand in the first quarter of 2001. This represents an increase of 16% and is attributable to an increase of $193 thousand or 9.5% in "net interest income'' and an increase of $144 thousand or 38.3% in ''total operating income" while ''non-interest expense" increased $207 thousand or 14.64% over the prior year. Interest and fees on loans, the largest component of interest income, decreased $195 thousand during the period, and interest on deposits, the largest component of interest expense, decreased $486 thousand resulting in an increase in net interest income of $193 thousand. The provision to the allowance for loan losses was the same as the previous period at $90 thousand.

Non-interest Income and Non-interest Expense

        Non-interest income increased $144 thousand to $520 thousand as of March 31, 2002 compared to the same period in 2001. This was primarily attributable to a gain on sale of securities in 2002. Non-interest expense totaled $1.6 million at March 31, 2002 compared to $1.4 million at March 31, 2002. There were no significant increases in any individual category of non-interest expenses.

Yields, Rates and Net Interest Margin

        During the first quarter of the year, the yield on the loan portfolio declined from 8.76% in 2001 to 7.53% in 2002. At the same time the cost of interest bearing deposits decreased from 4.94% in the first quarter of 2001 to 3.37% in the same period of 2002. While the yield on earning assets decreased 124 basis points from 8.18% in 2001 to 6.94% in 2002, the cost of interest bearing liabilities decreased 124 basis points from 8.18% in 2001 to 6.94% in 2002. This resulted in an increase in the bank's interest rate spread from 3.02% in 2001 to 3.18% in 2002. Interest expense as a percentage of average earning assets decreased from 4.42% in 2001 to 3.14% in 2002. The bank's net interest margin increased from 3.76% in 2001 to 3.80% in 2002.

FIRST NATIONAL CORPORATION
AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
                                                                                                                Three Months Ended March 31,

		2002			2001

		Annual			Annual
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)
ASSETS
Balances at correspondent banks - interest bearing	$1,025,597	$7,440	2.90%	$1,053,696	$21,727	8.25%

Securities:
Taxable	35,228,106	454,728	5.16%	36,942,151	555,925	6.02%
Tax-exempt (1)	6,450,137	117,262	7.27%	6,827,247	124,233	7.28%
Total Securities	41,678,243	571,990	5.49%	43,769,398	680,158	6.22%

Loans (net of earned income): (2)
Taxable	185,111,597	3,485,377	7.53%	167,803,201	3,680,882	8.77%
Tax-exempt (1)	1,037,662	20,382	7.86%	901,594	20,670	9.17%
Total Loans	186,149,259	3,505,759	7.53%	168,704,795	3,701,552	8.76%
Fed funds sold and repurchase agreements	8,539,289	35,717	1.67%	6,795,814	101,744	5.99%
Total earning assets	237,392,388	4,120,906	6.94%	220,323,703	4,505,181	8.18%
Less: allowance for Loan Losses	(2,005,187)			(1,735,726)
Total nonearning assets	13,415,036			12,443,937
Total Assets	$248,802,237			$231,031,914

LIABILITIES AND SHAREHOLDER EQUITY
Interest bearing deposits:
Checking	$14,069,586	$32,128	0.91%	$11,969,898	$38,254	1.28%
Money market savings	7,392,783	30,831	1.67%	6,029,349	44,598	2.96%
Regular savings	60,032,646	292,222	1.95%	63,454,924	755,040	4.76%
Certificates of deposit:
Less than $100,000	60,372,421	767,475	5.08%	53,923,872	777,470	5.77%
$100,000 and more	28,331,658	311,617	4.40%	20,143,385	304,375	6.04%
Total interest bearing deposits	170,199,094	1,434,273	3.37%	155,521,428	1,919,737	4.94%

Long term borrowings	28,103,643	429,686	6.12%	33,154,073	514,350	6.21%
Total interest bearing liabilities	198,302,737	1,863,959	3.76%	188,675,501	2,434,087	5.16%

Noninterest bearing liabilities
Demand deposits	26,813,460			20,822,597
Other liabilities	1,973,358			1,894,229
Total liabilities	227,089,555			211,392,327
Stockholders' equity	21,712,682			19,639,587
Total liabilities and stockholders' equity	$248,802,237			$231,031,914

Net Interest income		$2,256,947			2,071,094
Interest rate spread			3.18%			3.02%
Interest expense as a percent of average earning assets			3.14%			4.42%

Net interest margin			3.80%			3.76%

(1) Income and yields are reported on a taxableequivalent basis assuming a federal tax rate of 34% in 2001 and 2002.
(2) Loans placed on a nonaccrual status are reflected in the balances.
(3) Annualized

FIRST NATIONAL CORPORATION

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

                As of March 31, 2002 neither the Corporation nor the Bank was a party to any legal proceedings other than routine litigation that is incidental to its business.

Item 2.    Changes in Securities

                None.

Item 3.    Defaults Upon Senior Securities

                None.

Item 4.    Submission of Matters to a Vote of Security Holders

                None.

Item 5.    Other Information

                None.

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

                                                                                                     First National Corporation
                                                                                                             (Registrant)

Date May 10, 2002

                                                                                                      Stephen C. Pettit, Controller
                                                                                                      (Chief Financial Officer and
                                                                                                       Duly Authorized Officer)