Form 10QSB
period 2002-06-30
FIRST NATIONAL CORP /VA/
filed 2002-08-15
CIK 719402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

       EXCHANGE ACT OF 1934

Commission File Number 0-23976

FIRST NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

                       Virginia                                                                         54-1232965

(State or other jurisdiction of incorporation or organization)                             ( Employer Identification Number)

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

Class: Common stock, $5.00 par value

Outstanding as of August 7, 2002: 790,031

FIRST NATIONAL CORPORATION

FIRST NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars)

(Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	June 30, 2002	June 30, 2001
Interest Income
Interest and Fees on Loans	$3,533	$3,677
Interest on Federal Funds Sold	26	30
Interest on Deposits in Banks	7	21
Interest and Dividends on Investment Securities
Available for Sale:
Taxable	547	503
Non Taxable	77	82
Total Interest Income	4,190	4,313

Interest Expense
Interest on Savings Deposits and Interest
Bearing Demand Deposits	446	585
Interest on Time Deposits of $100,000 or more	305	288
Interest on All Other Time Deposits	751	789
Interest on Federal Funds Purchased	0	1
Interest on Long-term Debt	410	448

Total Interest Expense	1,912	2,111
Net Interest Income	2,278	2,202
Provision for Loan Losses	90	90
Net Interest Income After Provision
For Loan Losses	2,188	2,112
Other Operating Income
Service Charges	250	213
Gains (Losses) on Securities Available for Sale	44	(4)
Other Operating Income	218	154
Total Operating Income	512	363

Other Operating Expenses:
Salaries and Employee Benefits	815	781
Occupancy Expense	121	93
Equipment Expense	146	132
Other	626	545

Total Operating Expenses	1,708	1,551

Income Before Income taxes	992	924

Income Taxes	316	281

Net Income	$676	$643

Per Share Data
Earnings Per Common Share, basic and diluted	$0.85	$0.81

Cash Dividends	$0.34	$0.32

The Accompanying Notes Are An Integral Part Of These Statements

FIRST NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars)

(Except Per Share Amounts)

(Unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001
Interest Income
Interest and Fees on Loans	$7,032	$7,372
Interest on Federal Funds Sold	62	132
Interest on Deposits in Banks	14	42
Interest and Dividends on Investment Securities
Available for Sale:
Taxable	1,007	1,059
Non Taxable	154	164
Total Interest Income	8,269	8,769

Interest Expense
Interest on Savings Deposits and Interest
Bearing Demand Deposits	801	1,424
Interest on Time Deposits of $100,000 or more	617	592
Interest on All Other Time Deposits	1,518	1,566
Interest on Federal Funds Purchased	0	1
Interest on Long-term Debt	840	962

Total Interest Expense	3,776	4,545
Net Interest Income	4,493	4,224
Provision for Loan Losses	180	180
Net Interest Income After Provision
For Loan Losses	4,313	4,044
Other Operating Income
Service Charges	491	449
Gains (Losses) on Securities Available for Sale	114	(4)
Other Operating Income	427	294
Total Operating Income	1,032	739

Other Operating Expenses:
Salaries and Employee Benefits	1,609	1,529
Occupancy Expense	235	187
Equipment Expense	280	245
Other	1,205	1,004

Total Operating Expenses	3,329	2,965

Income Before Income taxes	2,016	1,818

Income Taxes	638	569

Net Income	$1,378	$1,249

Per Share Data
Earnings Per Common Share, basic and diluted	$1.74	$1.58

Cash Dividends	$0.68	$0.64

The Accompanying Notes Are An Integral Part Of These Statements

FIRST NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

(Unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Cash and due from banks	$11,890	$6,754
Federal Funds Sold	5,599	5,384
Securities Available for Sale	51,565	43,355
Loans Net of Unearned Discount	196,082	187,626
Less: Allowance for Loan Losses	2,040	1,976
Net Loans	194,042	185,650

Bank Premises and Equipment	6,246	5,260
Interest Receivable	1,369	1,299
Other Assets	1,857	1,652

Total Assets	$272,568	$249,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand Deposits
Non-Interest Bearing	$29,551	$26,911
Interest Bearing	45,408	20,835
Savings Deposits	50,131	59,831
Certificates of Deposit of $100,000 and over	29,961	29,250
All Other Time Deposits	66,082	60,652

Total Deposits	$221,133	$197,479

Long-term debt	26,629	28,705
Accrued Expenses and other liabilities	1,941	1,570

Total Liabilities	$249,703	$227,754

Stockholders' Equity
Common Stock, Par Value $5 per Share;
Authorized 2,000,000 Shares, 790,031
Shares Issued and Outstanding	$3,950	$3,950
Surplus	1,465	1,465
Accumulated Other Comprehensive Income	839	415
Retained Earnings	16,611	15,770

Total Stockholders' Equity	$22,865	$21,600

Total Liabilities and Stockholders' Equity	$272,568	$249,354

The Accompanying Notes Are An Integral Part Of These Statements

FIRST NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,378	$1,249
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation and amortization	205	184
Provision for loan losses	180	180
(Gains) Losses on Securities Available for Sale Change in assets and liabilities	(114)	4
(Increase) decrease in interest receivable	(70)	122
(Increase) decrease in other assets	(205)	196
Increase in accrued expenses	153	386

Net Cash Provided by Operating Activities	$1,527	$2,321

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities-available for sale	$5,352	$0
Proceeds from maturities, calls, and principal payments on securities- AFS	4,768	4,220
Purchase of securities available for sale Purchases of bank premises and equipment	(17,574) (1,191)	0 (1,150)
Net (increase) in loans	(8,572)	(12,801)
(Increase) decrease in federal funds sold	(215)	5,315

Net Cash (Used in) Investing Activities	($17,432)	($4,416)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits, NOW accounts,
And savings accounts	$17,748	$1,185
Net increase in certificates of deposit	5,906	5,189
Net (decrease) in long-term borrowings	(2,076)	(4,758)
Net (increase) in federal funds purchased		1,974
Cash dividends paid	(537)	(505)

Net Cash Provided by Financing Activities	$21,041	$3,085

Increase in Cash and Cash Equivalents	$5,136	$990

CASH AND CASH EQUIVALENTS:
Beginning	6,754	6,307
Ending	$11,890	$7,297

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,800	$4,401

Income Taxes	$578	$552

The Accompanying Notes Are An Integral Part Of These Statements

FIRST NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In Thousands Of Dollars)

Six Months Ended June 30, 2002 and 2001

(Unaudited)

			Accumulated
			Other
	Common		Comprehensive	Retained	Comprehensive
	Stock	Surplus	Income (Loss)	Earnings	Income	Total

Balances, December 31, 2000	$ 3,950	$ 1,465	$ (287)	$ 14,201		$ 19,329

Comprehensive income:
Net income				1,249	$ 1,249	1,249
Other comprehensive income net of tax,
unrealized gains arising during the period
(net of tax $283)					549
Reclassification adjustment (net of tax, $1)					3
Other comprehensive income (net of tax, $284)			552		552	552
Total comprehensive income

Cash dividends declared				(505)

Balances, June 30, 2001	$ 3,950	$ 1,465	$ 265	$ 14,945		$ 20,625

Balances, December 31, 2001	$ 3,950	$ 1,465	$ 415	$ 15,770		$ 21,600

Comprehensive income:
Net income				1,378	$ 1,378	1,378
Other comprehensive income net of tax,
gains arising during the period (net of tax					499
Reclassification adjustment (net of tax, $39)					(75)
Other comprehensive income (net of tax, $218)			424		424	424
Total comprehensive income					$ 1,802

Cash dividends declared				(537)

Balances, June 30, 2002	$ 3,950	$ 1,465	$ 839	$ 16,611		$ 22,865

The Accompanying Notes Are An Integral Part Of These Statements

FIRST NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of First National Corporation and its subsidiaries have not been audited by independent accountants, except for the balance sheet at December 31, 2001. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the six months period ended June 30, 2002 and 2001, the company's financial position at June 30, 2002 and December 31, 2001, and the cash flows for the six month periods ended June 30, 2002 and 2001. These adjustments are of a normal recurring nature.

The operating results for the six-month and three month period ended June 30, 2002 are not indicative of the results that may be expected for the year ended December 31, 2002.

Note 2. Securities as of June 30, 2002 and December 31, 2001 are summarized below:

(000 Omitted)

	June 30, 2002			December 31, 2001
			Unrealized			Unrealized
	Cost	Market	Gain (Loss)	Cost	Market	Gain (Loss)

Securities Available For Sale

Obligations of US Government
Corporations and Agencies	41,425	42,462	1,037	33,367	33,929	562
Obligation of State and Political
Subdivisions	6,450	6,620	170	6,715	6,726	11
Corporate Securities	3	68	65	3	60	57
Other Securities	2,415	2,415	0	2,640	2,640	0
Total Securities Available for Sale	$50,293	$51,565	$1,272	$42,725	$43,355	$630

FIRST NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:

(000 Omitted)
	June 30, 2002	December 31, 2001

Real estate loans:
Construction and land development	$8,400	9,648
Secured by farm land	1,535	2,094
Secured by 1-4 family residential	34,190	36,884
Other real estate loans	65,818	57,761
Loans to farmers (except those secured by real estate)	768	565
Commercial and industrial loans
(except those secured by real estate)	44,843	41,536
Loans to individuals for personal expenditures	36,228	35,248
All other loans	4,300	3,893
Total loans	$196,082	$187,629
Less unearned income reflected in loans	0	3
Loans, net of unearned income	$196,082	$187,626

The bank had loans in a Nonaccrual category of $94,063 on December 31, 2001 and $109,076 on June 30, 2002.

Note 4. Allowance for Loan Losses

Analysis of the Allowance for Loan Losses

(000 Omitted) For the Six Months Ended
	June 30, 2002	June 30, 2001
Balance at Beginning of Period	$1,976	$1,703

Charge-Offs	(130)	(122)

Recoveries	14	23

Net Charge-Offs	(116)	(99)

Provision for Loan Losses	180	180

Balance at End of Period	$2,040	$1,784

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

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Our allowance for loan losses consists of as many pools as practical. The allowance for these pools takes into consideration the following elements when determining losses: documentation exceptions, effects of changes in concentrations of credit, levels and trends in delinquencies, nonaccruals and charge-offs, trends in volume and terms of loans, effects of changes in lending policies, experience of the lending management and staff, industry conditions and national and local economic trends and conditions. All loans are assigned an internal risk rating. Classified loans are segregated as special mention, substandard, doubtful and loss. Unclassified loans are also segregated into homogeneous pools.

Overview

Net income for the first half of 2002 was $1.38 million compared to $1.25 million in the first half of 2001. This represents an increase of 10% and is attributable to an increase of $269 thousand or 6.4% in "net interest income'' and an increase of $293 thousand or 39.6% in ''total operating income" while ''non-interest expense" increased $364 thousand or 12.3% over the prior year. Interest and fees on loans, the largest component of interest income, decreased $340 thousand during the period, and interest on other time deposits, the largest component of interest expense, decreased $48 thousand resulting in an increase in net interest income of $269 thousand. The provision to the allowance for loan losses was the same as the previous period at $90 thousand.

Non-interest Income and Non-interest Expense

Non-interest income increased $293 thousand to $1.03 million as of June 30, 2002 compared to the same period in 2001. This was attributable to increased service charge income on deposit accounts, increased brokerage fees, and gains on the sale of securities in 2002. Non-interest expense totaled $3.33 million at June 30, 2002 compared to $2.97 million at June 30, 2001. This was primarily attributable to the bank's increased investment in premises and equipment.

Yields, Rates and Net Interest Margin

During the first half of the year, the yield on the loan portfolio declined from 8.78% in 2001 to 7.48% in 2002. At the same time the cost of interest bearing deposits decreased from 4.61% in the first half of 2001 to 3.34% in the same period of 2002. While the yield on earning assets decreased 134 basis points from 8.22% in 2001 to 6.88% in 2002, the cost of interest bearing liabilities decreased 115 basis points from 4.87% in 2001 to 3.72% in 2002. This resulted in a decrease in the bank's interest rate spread from 3.35% in 2001 to 3.16% in 2002. Interest expense as a percentage of average earning assets decreased from 4.25% in 2001 to 3.11% in 2002. The bank's net interest margin decreased from 3.97% in 2001 to 3.77% in 2002.

Risk Elements and Non-Performing Assets

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

Non-performing assets consist of the following:

1564:

1568:

(In Thousands of Dollars)

	June 30, 2002	June 30, 2001	December 31, 2001
Non-accrual loans	109	56	94

Impaired loans	37	33	81

Total non-performing assets:	146	89	175

Loans past due 90 days and	491	439	894
still accruing:

Total non-performing assets and
loans past due 90 days and
still accruing:	637	528	1,069

As a percentage of total loans	0.33%	0.30%	0.58%

As a percentage of total assets	0.23%	0.22%	0.43%

FIRST NATIONAL CORPORATION

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

			Six Months Ended
		2002			2001

		Annual			Annual
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)
ASSETS
Balances at correspondent banks - interest bearing	$1,451,886	$14,255	1.96%	$1,181,863	$42,487	7.19%

Securities:
Taxable	39,458,502	1,007,195	5.11%	33,692,686	985,605	5.85%
Tax-exempt (1)	6,450,206	233,689	7.25%	6,827,360	248,482	7.28%
Total Securities	45,908,708	1,240,884	5.41%	40,520,046	1,234,087	6.09%

Loans (net of earned income): (2)
Taxable	187,345,296	7,005,289	7.48%	167,249,199	7,343,811	8.78%
Tax-exempt (1)	1,001,532	39,505	7.89%	943,792	42,653	9.04%
Total Loans	188,346,828	7,044,794	7.48%	168,192,991	7,386,464	8.78%
Fed funds sold and repurchase agreements	7,369,762	61,676	1.67%	4,209,057	131,911	6.27%
Total earning assets	243,077,184	8,361,609	6.88%	214,103,957	8,794,949	8.22%
Less: allowance for Loan Losses	(2,029,623)			(1,765,929)
Total nonearning assets	14,720,079			17,945,293
Total Assets	$255,767,640			$230,283,321

LIABILITIES AND SHAREHOLDER EQUITY
Interest bearing deposits:
Checking	$22,712,593	$188,848	1.66%	$12,056,726	$76,526	1.27%
Money market savings	7,542,973	63,184	1.68%	6,138,054	84,074	2.74%
Regular savings	56,944,073	554,021	1.95%	63,327,141	1,267,079	4.00%
Certificates of deposit:
Less than $100,000	60,166,577	1,512,521	5.03%	54,158,037	1,562,449	5.77%
$100,000 and more	28,424,084	617,025	4.34%	19,817,179	592,372	5.98%
Total interest bearing deposits	175,790,300	2,935,599	3.34%	155,497,137	3,582,500	4.61%

Fed funds purchased	3,254	35	2.15%	99,698	1,437	2.88%
Long term borrowings	27,365,402	840,129	6.14%	30,957,009	961,524	6.21%
Total interest bearing liabilities	203,158,956	3,775,763	3.72%	186,553,844	4,545,461	4.87%

Noninterest bearing liabilities
Demand deposits	28,401,837			21,823,986
Other liabilities	1,980,354			1,894,701
Total liabilities	233,541,147			210,272,531
Stockholders' equity	22,226,493			20,010,790
Total liabilities and stockholders' equity	$255,767,640			$230,283,321

Net Interest income		$4,585,846			4,249,488
Interest rate spread			3.16%			3.35%
Interest expense as a percent of average earning assets			3.11%			4.25%

Net interest margin			3.77%			3.97%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 2001 and 2002.

(2) Loans placed on a nonaccrual status are reflected in the balances.

(3) Annualized

FIRST NATIONAL CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2002 neither the Corporation nor the Bank was a party to any legal proceedings other than routine litigation that is incidental to its business.

Item 2. Not Applicable

Item 3. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

a) The Bank held its annual shareholders meeting on April 5, 2002.

b) The following Directors were elected:

Douglas C. Arthur	Charles E. Maddox Jr.
Noel M. Borden	John K. Marlow
Byron A. Brill	Henry L. Shirkey
Elizabeth H. Cottrell	Alson H. Smith, Jr.
James A. Davis	Harry S. Smith
Christopher E. French	James R. Wilkins, III
W. Allen Nicholls

c) The following matters were voted on during the annual shareholders meeting:

Votes were cast in the election of Directors as follows:

	FOR	AGAINST	ABSTAIN

Douglas C. Arthur	643,882	11,118	12,876
Noel M. Borden	643,882	11,118	12,876
Byron A. Brill	643,716	11,284	12,876
Elizabeth H. Cottrell	642,463	12,537	12,876
James A. Davis	650,937	4,063	12,876
Christopher E. French	643,898	11,102	12,876
Charles E. Maddox, Jr.	641,975	13,205	12,876
John K. Marlow	643,296	11,704	12,876
W. Allen Nicholls	643,296	11,704	12,876
Henry L. Shirkey	630,937	24,063	12,876
Alson H. Smith,Jr.	643,898	11,102	12,876
Harry S. Smith	643,898	11,102	12,876
James R. Wilkins, III	655,000	0	12,876

FIRST NATIONAL CORPORATION

d) Not Applicable.

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

Exhibits

See attached Exhibit Index

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First National Corporation

(Registrant)

Date:  August 12, 2002                                                                   /S/

                                                                                  Stephen C. Pettit, Controller

                                                                                  (Chief Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350