Form 10QSB
period 2002-09-30
FIRST NATIONAL CORP /VA/
filed 2002-11-15
CIK 719402

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number 0-23976

FIRST NATIONAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

VIRGINIA (State or Other Jurisdiction of Incorporationor Organization)	54-1232965 (I.R.S. Employer Identification No.)

112 WEST KING STREET, STRASBURG, VIRGINIA 22657

(Address of Principal Executive Offices)

540-465-9121

(Registrant's Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

As of November 11, 2002, the number of outstanding shares of registrant's common stock, par value $5.00 per share was: 790,031.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(In thousands of dollars except per share data)

ASSETS:	(Unaudited) September 30, 2002	(Audited) December 31, 2001

Cash and due from banks	$ 8,364	$ 6,754
Federal funds sold	1,676	5,384
Securities available-for-sale, at fair value	59,112	43,355
Loans, net of allowance for loan losses of $2,117 and $1,976	208,757	185,650
Bank premises and equipment, net	8,044	5,260
Accrued interest receivable	1,289	1,299
Other assets	2,039	1,652
Total assets	$ 289,281	$ 249,354
LIABILITIES:
Deposits Non-interest bearing demand deposits	$ 34,892	$ 26,911
Savings and interest bearing demand deposits	106,184	80,430
Time deposits	95,906	90,138
Total deposits	236,982	197,479

Long-term debt	26,616	28,705
Accrued expenses and other liabilities	2,027	1,570
Total liabilities	265,625	227,754
STOCKHOLDERS' EQUITY:
Common stock; par value $5 per share; authorized
2,000,000 shares; issued and outstanding 790,031 shares	$ 3,950	$ 3,950
Surplus	1,465	1,465
Retained earnings	17,043	15,770
Accumulated other comprehensive income	1,198	415
Total stockholders' equity	23,656	21,600
Total liabilities and stockholders' equity	$ 289,281	$ 249,354

Notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(In thousands of dollars except per share data)

(Unaudited)

Three Months Ended September 30, 2002 2001	Nine Months Ended September 30, 2002 2001
INTEREST AND DIVIDEND INCOME: Interest and fees on loans	$ 3,694	$ 3,738	$ 10,726	$ 11,109
Interest on federal funds sold Interest on deposits in banks Interest and dividends on securities available for sale: Taxable	11 19 632	13 17 478	73 33 1,639	145 60 1,537
Nontaxable	76	82	230	246
Total interest and dividend income	4,432	4,328	12,701	13,097
INTEREST EXPENSE: Interest on deposits Interest on federal funds purchased	1,615 3	1,619 3	4,551 3	5,201 4
Interest on long-term debt	417	451	1,257	1,413
Total interest expense	2,035	2,073	5,811	6,618
Net interest income	2,397	2,255	6,890	6,479
Provision for loan losses	105	105	285	285
Net interest income after provision for loan losses	2,292	2,150	6,605	6,194
NONINTEREST INCOME: Service charges and other fees	285	218	776	667
Gains (losses) on sale of securities	10	--	124	(4)
Other	215	163	642	457
Total non-interest income	510	381	1,542	1,120
NONINTEREST EXPENSES: Salaries and employee benefits	889	739	2,498	2,268
Occupancy expense	116	106	351	292
Equipment expense Advertising	159 98	139 66	439 258	385 199
Other operating expense	520	464	1,565	1,335
Total non-interest expenses	1,782	1,514	5,111	4,479
Income before income taxes	1,020	1,017	3,036	2,835
Provision for income taxes	319	321	957	890
NET INCOME	$ 701	$ 696	$ 2,079	$ 1,945
EARNINGS PER COMMON SHARE, basic and diluted	0.89	0.88	2.63	2.46
CASH DIVIDENDS PER COMMON SHARE	0.34	0.32	1.02	0.96

Notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

For the nine months ended September 30, 2002 and 2001 (In thousands of dollars) (Unaudited)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2000	$3,950	$ 1,465	$ 14,201	$ (287)		$ 19,329
Comprehensive Income:
Net income	--	--	1,945		$ 1,945	2,113
Other comprehensive income, net of tax Unrealized holding gains on securities available-for-sale arising during the period (net of tax of $482)					935
Reclassification adjustment (net of tax, $1) Other comprehensive income (net of tax, $483)	--	--	--	938	3 938	938
Total comprehensive income					$ 2,883
Cash dividends declared	--	--	(758)	--		(758)
Balance, September 30, 2001	$3,950	$1,465	$15,388	$ 651		$ 21,454
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2001	$ 3,950	$ 1,465	$ 15,770	$ 415		$ 21,600
Comprehensive income:
Net income Other comprehensive income net of tax, unrealized gains arising during the period (net of tax, $446)	--	--	2,079		$ 2,079 865	2,079
Reclassification adjustment (net of tax, $43)					(82)
Other comprehensive income (net of tax, $403)	--	--	--	783	783	783
Total comprehensive income					$ 2,862
Cash dividends declared	--	--	(806)	--		(806)
Balance, September 30, 2002	$3,950	$ 1,465	$17,043	$ 1,198		$ 23,656

Notes to consolidated financial statements are an integral part of these statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

Nine Months Ended

September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2002	2001
Net income	$ 2,079	$ 1,945
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation and amortization	330	240
Provision for loan losses	285	285
(Gain) loss on sale of securities available-for-sale	(124)	4
Changes in other assets and other liabilities:
Decrease in accrued interest receivable	10	77
(Increase) decrease in other assets	(387)	296
Increase in accrued expenses and other liabilities	55	178
Net cash provided by operating activities	$ 2,248	$ 3,025
CASH FLOWS FROM INVESTING ACTIVITIES: Net (increase) in loans	(23,392)	(19,568)
Purchase of securities available-for-sale	(28,628)	--
Proceeds from sales of securities available-for-sale	6,813	758
Proceeds from calls, maturities, and principal payments on securities available-for-sale	7,368	4,800
Decrease in federal funds sold	3,708	3,338
Purchase of bank premises and equipment	(3,114)	(1,214)
Net cash (used in) investing activities	$ (37,245	$ (11,886)
CASH FLOWS FROM FINANCING ACTIVITIES: Net increase (decrease) in demand and savings deposits	$ 33,735	$ (360)
Net increase in time deposits	5,768	14,077
Net (decrease) in long-term debt	(2,089)	(4,788)
Cash dividends paid	(807)	(758)
Net cash provided by financing activities	$ 36,607	$ 8,171
Net increase (decrease) in cash and cash equivalents	1,610	(690)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,754	6,307
CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 8,364	$ 5,617

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$ 5,887	$ 6,359
Cash payments for income taxes	$ 924	$ 871

Notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of First National Corporation and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of September 30, 2002 and December 31, 2001, the results of operations for the three and nine months ended September 30, 2002 and 2001, and statements of cash flows and changes in stockholders' equity for the nine months ended September 30, 2002 and 2001.

Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2. Investment Securities

Amortized cost and carrying amount (estimated market value) of securities available-for-sale are summarized as follows:

September 30, 2002
Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
(In Thousands of Dollars)
Obligations of U.S. government corporations and agencies	$ 48,623	$ 1,442	$ --	$ 50,065
Obligations of state/political subdivisions	6,137	299	--	6,436
Corporate securities	3	74	--	77
Other securities	2,534	0	--	2,534

	$ 57,297	$1,815	$ --	$ 59,112

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Securities available-for-sale at December 31, 2001 consist of the following:
Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
(In Thousands of Dollars)
Obligations of U.S. government corporations and agencies $ 29,593	$ 33,367	$ 562	$ --	$ 33,929
Obligations of states/political subdivisions	6,715	11	--	6,726
Corporate securities	3	57	--	60
Other securities	2,640	--	--	2,640

	$ 42,725	$ 630	$ --	$ 43,355

3. Loans

Major classifications of loans are summarized as follows:

September 30, 2002	December 31, 2001
(In thousand of dollars)
Commercial	$ 27,627	$ 41,536
Real estate -1-4 family residential	58,991	36,884
Real estate -secured by farmland	2,031	2,094
Real estate -non-farm, non-residential	67,512	57,761
Real estate -construction	11,698	9,648
Consumer	43,015	39,706
Total loans	210,874	187,629
Less unearned income	0	(3)
Less allowance for loan losses	(2,117)	(1,976)
Loans, net	$ 208,757	$ 185,650

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

4. Capital Requirements

A comparison of the Company's and its wholly-owned subsidiary's, First Bank (the "Bank") capital as of September 30, 2002 with the minimum regulatory guidelines is as follows:

	Actual	Minimum Guidelines	Minimum to be "Well-Capitalized"
Total Risk-Based Capital: Company	11.49%	8.00%	--
Bank	11.42%	8.00%	10.00%
Tier 1 Risk-Based Capital:
Company	10.49%	4.00%	--
Bank	10.43%	4.00%	6.00%
Leverage Ratio: Company	7.95%	4.00%	--
Bank	7.88%	4.00%	5.00%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements

This management's discussion and analysis and other portions of this report, contain forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward-looking statements can be identified by use of words such as "may," "will," "anticipates," "believes," "expects," "plans," "estimates," "potential," "continue," "should," and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company does undertake to update any forward-looking statements to reflect occurrences or events that may not have been anticipated as of the date of such statements.

General

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of First National Corporation and subsidiaries (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for First Bank (the "Bank"), a Virginia state chartered bank that offers a full range of banking services through nine branch offices, principally to individuals and small to medium-size businesses in the Northern Shenandoah Valley area, including the counties of Shenandoah, Frederick and Warren.

Critical Accounting Policies

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

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has three basic components: the specific allowance, the formula allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified for impairment testing. Impairment testing includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company's calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. The formula allowance is used for estimating the loss on internally risk rated loans exclusive of those identified for impairment testing. The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as, impaired loans are segregated from performing loans within the portfolio. Each loan type is assigned an allowance factor based on management's estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-rated loans due to management's concerns regarding collectibility or management's knowledge of particular elements surrounding the borrower. Allowance factors grow with the worsening of the internal risk rating. The unallocated formula is used to estimate the loss of non-classified loans. These non-classified loans are segregated by loan type and allowance factors are assigned by management based primarily on loss history and economic conditions. The factors assigned differ by loan type. The unallocated allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

Results of Operations

Total assets increased $39.9 million, or 16.0%, from $249.4 million at December 31, 2001 to $289.3 million at September 30, 2002 as total deposits grew $39.5 million, or 20.0%, from $197.5 million to $237.0 million. The deposit growth funded an increase in total loans of $23.2 million or 12.4% as well as $15.8 million in additional securities. Federal funds sold declined $3.7 million and other long-term debt decreased $2.1 million from $28.7 million to $26.6 million as of September 30, 2002.

The most deposit growth occurred in savings and interest-bearing demand deposits, which increased $25.8 million or 32.0%, from $80.4 million at December 31, 2001 to $106.2 million at September 30, 2002. Other deposit categories also increased, with non-interest bearing demand deposits increasing $8.0 million, or 29.7%, from $26.9 million to $34.9 million. Time deposits rose $5.8 million or 6.4% over the prior period.

Growth for the three months ended September 30, 2002 was similar to what the Company experienced for the nine month period with total assets rising $16.7 million, or 6.1%, from $272.6 million at June 30, 2002 to $289.3 million at September 30, 2002. Investment securities, AFS, increased $7.5 million during the three month period ended September 30, 2002. Total deposits increased $16.0 million, from $221.0 million to $237.0 million. Net loans increased $14.8 million or 7.6% from June 30, 2002 to September 30, 2002.

For the nine months ended September 30, 2002 net income of $2.1 million reflected an increase of 6.9% compared to $1.9 million for the nine months ended September 30, 2001 as net interest income increased $411 thousand, or 6.3% non-interest income rose $422 thousand, or 37.7%, and non-interest expense was up $632 thousand, or 14.1%. Provisions for loan losses for the nine month period remained the same as the prior year at $285 thousand. Earnings per share of $2.63 were up $0.17, or 6.9% from $2.46 for the comparable period in 2001. The Company's annualized return on average assets and return on average equity were 1.05% and 12.26% for the current nine month period compared to 1.12% and 12.75% for the nine months ended September 30, 2001.

For the three months ended September 30, 2002 net income of $701 thousand increased $5 thousand compared to $696 thousand for the same period in 2001 as net interest income rose $142 thousand, non-interest income increased by $129 thousand and non-interest expenses were up $268 thousand. Provision for loan losses totaled $105 thousand for the three months ended September 30, 2002 and 2001. Earnings per share increased $0.01 from $0.88 for the three months ended September 30, 2001 to $0.89 for the three month period ended September 30, 2002.

Stockholders' equity increased $2.1 million from $21.6 million at December 31, 2001 to $23.7 million at September 30, 2002 on earnings of $2.1 million, an increase in accumulated other comprehensive income of $783 thousand, while paying cash dividends of $806 thousand.

Net Interest Income

Net interest income increased $411 thousand, or 6.3%, from $6.5 million for the nine months ended September 30, 2001 to $6.9 million for the nine month period ended September 30, 2002. Although total average earning assets outstanding grew from $221.9 million during the first nine months of 2001 to $250.7 million for the current nine month period, a decrease in the net interest spread from 3.24% to 3.15% was a contributing factor as the net interest margin on earning assets declined from 3.98% for the nine months ended September 30, 2001 to 3.74% for the nine month period ended September 30, 2002. As earning assets repriced faster than interest-bearing liabilities during a declining interest rate environment, the Company's yield on earning assets dropped 113 basis points from 7.96% for the nine months ended September 30, 2001 to 6.83% for the nine months ended September 30, 2002, while the average rate paid on interest bearing liabilities decreased 104 basis points from 4.72% to 3.68%, as a result the net interest spread fell 9 basis points. The following table shows the average balance sheet, interest rate spread and net interest margin for the nine months ended September 30, 2002 and 2001.

FIRST NATIONAL CORPORATION

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Nine Months Ended September 30,

		2002			2001

		Annual			Annual
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)
ASSETS
Balances at correspondent banks - interest bearing	$1,397,773	$32,453	3.10%	$1,293,847	$59,978	6.18%

Securities:
Taxable	43,376,048	1,639,050	5.04%	35,077,824	1,537,427	5.84%
Tax-exempt (1)	6,383,578	348,865	7.29%	6,827,495	372,698	7.28%
Total Securities	49,759,626	1,987,915	5.33%	41,905,319	1,910,125	6.08%

Loans: (2)
Taxable	192,495,794	10,675,990	7.39%	174,272,705	11,066,260	8.47%
Tax-exempt (1)	1,231,074	76,171	8.25%	1,012,686	65,886	8.67%
Total Loans	193,726,868	10,752,161	7.40%	175,285,391	11,132,146	8.47%
Federal funds sold	5,768,322	73,465	1.70%	3,395,206	144,628	5.68%
Total earning assets	250,652,589	12,845,994	6.83%	221,879,763	13,246,877	7.96%
Less: allowance for loan losses	(2,046,812)			(1,784,429)
Total non-earning assets	16,407,625			12,372,170
Total Assets	$265,013,402			$232,467,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
Checking	$29,864,574	$444,863	1.99%	$12,318,529	$119,148	1.29%
Money market savings	7,681,084	92,446	1.60%	6,414,667	124,580	2.59%
Regular savings	54,596,875	764,699	1.87%	62,011,837	1,670,011	3.59%
Time deposits:
Less than $100,000	62,206,762	2,297,125	4.92%	55,160,903	2,380,739	5.75%
$100,000 and more	29,139,215	952,160	4.36%	20,916,689	907,816	5.79%
Total interest bearing deposits	183,488,510	4,551,293	3.31%	156,822,625	5,202,294	4.42%

Federal funds purchased	183,692	3,001	2.18%	121,276	3,981	4.38%
Long-term debt	27,115,394	1,256,787	6.18%	30,214,795	1,412,684	6.23%
Total interest bearing liabilities	210,787,596	5,811,081	3.68%	187,158,696	6,618,959	4.72%

Non-interest bearing liabilities:
Demand deposits	29,551,294			23,062,030
Other liabilities	2,057,395			1,903,200
Total liabilities	242,396,285			212,123,926
Stockholders' equity	22,617,117			20,343,578
Total liabilities and stockholders' equity	$265,013,402			$232,467,504

Net interest income		$7,034,913			$6,627,918
Interest rate spread			3.15%			3.24%
Interest expense as a percent of average earning assets			3.09%			3.98%

Net interest margin			3.74%			3.98%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 2002 and 2001.

(2) Loans placed on a nonaccrual status are reflected in the balances.

(3) Annualized

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the nine months ended September 30, 2002 charge-offs totaled $175 thousand compared to $149 thousand for the same period ended September 30, 2001. The provision for loan loss expense in the first nine months of 2002 and 2001 was $285 thousand, and was $105 thousand for the three months ended September 30, 2002 and 2001. The total allowance for loan losses of $2.1 million at September 30, 2002 increased 7.1% from $2.0 million at December 31, 2001, and increased 13.1%, from $1.9 million at September 30, 2001. The increases in the total allowance for loan losses are reflective of charge-off activity, identified problem loans and the growth in loans as net loans outstanding increased $23.1 million, or 12.4%, from $185.7 million at December 31, 2001 to $208.8 million at September 30, 2002 and increased $43.7 million, or 26.5%, from $165.1 million at September 30, 2001. Identified problem loans increased from $3.0 million at September 30, 2001 to $3.3 million as of September 30, 2002.

Management feels that the allowance for loan losses is adequate. There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management's estimates and judgments, adverse developments in the economy, on a national basis or in the Company's market area, or changes in the circumstances of particular borrowers.

The Company generates a monthly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses. In addition, internal loan reviews are performed on a regular basis. The determination of the allowance for loan losses is based on applying qualitative and quantitative factors to each category of loans along with any specific allowance for impaired and adversely classified loans within the particular category. The resulting sum is then combined to arrive at a total allowance for all categories. The Company assigns acceptable ranges of allowance factors to each loan category for consideration of the qualitative factors. The total allowance required changes as the various types and categories of loans change as a percentage of total loans and as specific allowances are required due to an increase in impaired and adversely classified loans.

The following schedule summarizes the changes in the allowance for loan losses:

Nine Months	Nine Months	Twelve Months
Ended	Ended	Ended
September 30, 2002	September 30, 2001	December 31, 2001
(In Thousands of Dollars)

Allowance, at beginning of period	$ 1,976	$1,703	$1,703
Provision charged against income	285	285	420
Recoveries	31	32	35
Losses charged to reserve	(175)	(149)	(182)

Net (charge-offs) recoveries	(144)	(117)	(147)
Allowance, at end of period	$ 2,117	$1,871	$1,976

Ratio of annualized net charge-offs during the period to average loans outstanding for the period:	.10%	.09%	.08%

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed properties). The total non-performing assets and loans that are 90 days or more past due and still accruing interest decreased 10.2% from $1,069 thousand at December 31, 2001 to $960 thousand at September 30, 2002, and increased $315 thousand, or 48.8%, from $645 thousand at September 30, 2001.

Loans are placed in non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans. A loan remains on non-accrual status until the loan is current as to both principal and interest or the borrower demonstrates the ability to pay and remain current, or both.

The ratio of non-performing assets and loans past due 90 days and still accruing to total assets decreased from 0.43% at December 31, 2001 to 0.32% at September 30, 2002, and increased from 0.27% at September 30, 2001. This ratio is expected to remain at its low level relative to the Company's peers; however it may increase from its current level. This expectation is based on identified problem loans on September 30, 2002. As of September 30, 2002, there were $3.3 million of loans for which management has identified risk factors which could impair repayment in accordance with their terms, compared to $3.2 million at December 31, 2001. These loans are mostly for commercial business purposes, are currently performing and generally are well-secured.

Non-performing assets consist of the following:

September 30, 2002	September 30, 2001	December 31, 2001
(In Thousands of Dollars)

Non-accrual loans	$ 81	$ 145	$ 94
Impaired loans	48	86	81
Total non-performing assets	129	231	175
Loans past due 90 days and still Accruing	783	414	894
Total non-performing assets and loans past due 90 days and still accruing	$ 912	$ 645	$ 1,069

As a percentage of total loans	0.43%	0.35%	0.58%
As a percentage of total assets	0.32%	0.27%	0.43%

Non-Interest Income

Non-interest income increased $422 thousand, or 37.7%, from $1,120 thousand for the nine months ended September 30, 2001 to $1,542 thousand for the same period ended September 30, 2002. Service charges and other fees grew $109 thousand, or 16.3%, from $667 thousand for the nine months ended September 30, 2001 to $776 thousand for the current nine month period due to overall growth in deposit accounts. For the three months ended September 30, 2002 non-interest income increased $129 thousand, or 33.9% with an increase of $67 thousand in service charges.

Non-Interest Expense

For the three months ended September 30, 2002, non-interest expense increased $268 thousand, or 17.7%, compared to the same period in 2001 and increased $632 thousand, or 14.1%, from $4,479 thousand for the nine months ended September 30, 2001 to $5,111 thousand for the nine months ended September 30, 2002.

Salaries and employee benefits have increased $150 thousand and $230 thousand for three and nine month periods ended September 30, 2002, respectively, primarily as a result of additional employees. Other operating expense increases of $56 thousand and $230 thousand for the three months and nine months ended September 30 were up 12.1% and 17.2% due mostly to higher advertising and stationery and supply costs as a direct result from the increased number of deposit accounts. As a percentage of total revenue sources (net interest and non-interest income) non-interest expense increased from 57.4% for the three months ended September 30, 2001 to 61.3% for the same period in 2002, and increased from 58.9% during the first nine months of 2001 to 60.6% for the nine months ended September 30, 2002.

Provision for Income Taxes

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 34%. Provision for income taxes totaled $957 thousand and $890 thousand for the nine months ended September 30, 2002 and 2001, respectively.

Capital

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

The capital position of the Bank continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital and the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end. The Bank's Tier 1 risk-based capital ratio was 10.43% at September 30, 2002, compared to 10.17% at December 31, 2001. The total risk-based capital ratio was 11.42% at September 30, 2002, compared to 11.13% at December 31, 2001. The Bank's leverage ratio was 7.88% at September 30, 2002 compared to 8.45% at December 31, 2001. Based on these ratios, the Bank is considered "well capitalized" under regulatory prompt corrective action guidelines. The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 10.49%, 11.49% and 7.95%, respectively, at September 30, 2002.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement 145, Recission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31 2002, with early application encouraged.

The Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 in October 2002. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions with the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.

The transition provisions state that if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was first applied (fiscal years beginning after December 15, 2001). Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement 142 application date shall be restated to remove that amortization expense. The carrying amounts of any recognized intangible assets that meet the recognition criteria of Statement 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill.

The Company has determined that there has been no impact on the consolidated financial statements as a result of the recent accounting pronouncements.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibit 99.1

Exhibit 99.2

Exhibit 99.3

Exhibit 99.4

b) Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2002 BY /s/ Harry S. Smith

Harry S. Smith, President & CEO

Date: November 11, 2002 BY /s/ Stephen C. Pettit

Stephen C. Pettit, Senior Vice President

& Chief Financial Officer