Form 10KSB
period 2002-12-31
FIRST NATIONAL CORP /VA/
filed 2003-03-31
CIK 719402

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                         Commission file number 0-23976

                           FIRST NATIONAL CORPORATION
                 (Name of Small Business Issuer in its Charter)

                Virginia                               54-1232965
      (State or Other Jurisdiction                  (I.R.S. Employer
   of Incorporation or Organization)              Identification No.)

         112 West King Street,
          Strasburg, Virginia                            22657
(Address of Principal Executive Offices)               (Zip Code)

                                 (540) 465-9121
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
     Title of Each Class                           on Which Registered
     -------------------                           -------------------

           None                                           n/a

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $5.00 per share
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                                             Yes   X    No
                                                                 -----     -----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's gross income for its most recent fiscal year was $19,602,734.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing sales price of such stock on February 28, 2003 was approximately $32,165,364. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         The number of outstanding shares of Common Stock as of February 28, 2003 was 731,031.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  2002 Annual Report to Shareholders - Part II
     Proxy Statement for the 2003 Annual Meeting of Shareholders - Part III

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page

ITEM 1.  DESCRIPTION OF BUSINESS............................................. 3

ITEM 2.  DESCRIPTION OF PROPERTY............................................ 11

ITEM 3.  LEGAL PROCEEDINGS.................................................. 11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS................................... 11

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS.................................. 12

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS................... 12

ITEM 7.  FINANCIAL STATEMENTS............................................... 28

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE................ 28

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH SECTION
                      16(a) OF THE EXCHANGE ACT............................. 29

ITEM 10. EXECUTIVE COMPENSATION............................................. 29

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT AND RELATED
                      STOCKHOLDER MATTERS................................... 29

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 29

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K..............................29

ITEM 14. CONTROLS AND PROCEDURES.............................................30

                                     Part I

Item 1.  Description of Business

The Corporation

         First National Corporation (the "Corporation") was organized on September 7, 1983 as a Virginia corporation for the purpose of acquiring all of the outstanding common stock of the First National Bank of Strasburg (effective June 1, 1994, name changed to First Bank) (the "Bank") in connection with the reorganization of the Bank into a one bank holding company structure. At the effective date of the reorganization, the Bank merged into a newly-formed state bank organized as a wholly-owned subsidiary of the Corporation, with each outstanding share of common stock of the Bank being converted into one share of common stock of the Corporation. The primary activity of the Corporation is the ownership and operation of the Bank.

The Bank

         The bank is currently organized as a state chartered bank under the laws of the Commonwealth of Virginia. It commenced operations on July 1, 1907 as The Peoples National Bank of Strasburg. On January 10, 1928 the Bank changed its name to the First National Bank of Strasburg and moved into its current headquarters location in Strasburg.

         On July 8, 1985, the Bank's first branch was opened in the town of Front Royal, Virginia. The second branch was opened on July 26, 1985 in the City of Winchester, Virginia. The Bank purchased a branch in Frederick County, Virginia from First Union National Bank of Virginia on March 31, 1994. The Bank opened this former First Union branch as a full service office on July 1, 1994. A fourth branch was constructed in the town of Woodstock, Virginia and opened for business on May 30, 1995. During 1998, two additional office locations were opened. The Bank leased office space for a Loan Production Office in downtown Winchester, Virginia, which opened on March 18, 1998. Additionally, a new full-service branch facility was purchased on the north side of Winchester, Virginia. This location was opened for business on December 19, 1998. The Bank opened a sixth branch on June 28, 1999 with the lease of a former Regional Bank branch office in Woodstock, Virginia. In June of 2002, the bank opened a branch on Shenandoah Avenue in Front Royal, Virginia.

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

Banking Services

         As a full-service commercial bank, the Bank provides a wide range of deposit, loan and other general banking services to individuals, businesses, institutions and government entities. The Bank's deposit services for individuals include checking, statement savings, NOW accounts, money market accounts, IRA deposits, certificates of deposit, Christmas club accounts, direct deposit programs, a club account, life-line checking accounts and investment savings accounts. Loan services to individuals include personal and installment loans (including automobile and property improvement loans), residential mortgages, adjustable rate mortgages, bi-weekly mortgages, home equity loans, and MasterCard and Visa credit cards. The Bank also offers consumers other general banking services, such as safe deposit facilities, travelers checks and collections, and acts as agent for the purchase and redemption of United States Savings Bonds. In addition, the Bank offers corporate and business services, including regular business checking, corporate savings, certificates of deposit, commercial and small business loans, and on-line wire transfer services. The
Bank also offers Commercial mortgages. During 1999 the bank began to offer equipment leasing services and a wider array of mortgage products. In 2000 the bank introduced an on-line banking package including bill-payer to be fully integrated with our enhanced website (www.firstbank-va.com). During 2002, the bank introduced "free community checking" and "premium interest checking". These accounts have been some of our most successful checking account programs and have generated a large part of the $9.7 million increase in noninterest-bearing demand deposits and $26.7 million increase in savings and interest-bearing demand deposits.

Location and Service

         The Bank serves the areas of Shenandoah, Frederick, Warren and Clarke Counties and the City of Winchester in Virginia. The Bank solicits business from individuals and small to medium-sized businesses, including retail shops and professional service businesses, residing in this service area.

         The Bank has offices at the following locations:
         Main Office - 112 W. King St., Strasburg, Virginia
         Front  Royal  Express  Office  - 508 N.  Commerce  Ave.,  Front  Royal,
           Virginia
         Winchester Office - 2210 Valley Ave., Winchester, Virginia
         Kernstown  Office - 3143 Valley Pike,  Winchester,  Virginia
         Remote  ATM  site  at  Strasburg  Square  Shopping  Center,  Strasburg,
           Virginia
         Woodstock South Office - 860 South Main Street, Woodstock, Virginia Remote ATM site at Judd's Inc., Strasburg, Virginia
         N. Loudoun Street Office - 661 N. Loudoun Street, Winchester, Virginia Winchester LPO - 9 W. Piccadilly Street, Winchester, Virginia
         Remote ATM site at Apple Mountain Chevron, Linden, Virginia
         Woodstock North Office - 496 N. Main Street, Woodstock, Virginia
         Four remote ATM sites at Handy-Marts, Winchester, Virginia
         Two remote ATM sites at Handy-Marts, Woodstock, Virginia
         Front Royal Office - 1717 Shenandoah Avenue, Front Royal, Virginia Remote ATM site at Bryce Resort, Basye, Virginia
         Remote ATM site at Short Stop Chevron, New Market, Virginia

Competition

         The Bank is subject to intense competition from various financial institutions and other companies or firms that offer financial services. In its market area, the Corporation is and will be competing with several state-wide and regional banking institutions. The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and with issuers of commercial paper and securities, such as money market and mutual funds. In making loans, the Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other lenders.

         Federal and state legislative changes since 1982 have significantly increased competition among financial institutions, and current trends toward further deregulation may be expected to increase such competition even further. Many of the financial organizations in competition with the Corporation have greater financial resources than the Corporation and are able to offer similar services at varying costs with greater loan capacities. Of all the banks in our marketplace, the Bank is one of a few that serves the area exclusively as an independent, community bank. This enables it to identify and meet customer needs efficiently and enhance its competitiveness in the marketplace. The Bank's history, dating back to 1907, also allows it to compete from a position of strength and stability.

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

Lending Activities

         The Bank is an active lender with a loan portfolio that includes commercial and residential mortgages, real estate construction loans, commercial loans, and consumer loans. The Corporation's lending activity extends to individuals and small and medium-sized businesses within its primary service area. Consistent with its focus on providing community-based financial services, the Bank does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

         The principal economic risk associated with each of the categories of loans in the portfolio is the credit worthiness of its borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions. In an effort to manage this risk, it is the Bank's policy to give loan amount approval limits to individual loan officers based on their level of experience. The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in the value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Bank's market area. The risk associated with real estate construction loans varies based upon the supply and demand for the type of real estate under construction. Most of the Bank's real estate construction loans are for pre-sold or contract homes.

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

         Real Estate Construction Loans. The Bank does originate construction loans on income-producing properties such as apartments, shopping centers, hotels and office buildings. These loans are carefully underwritten with emphasis placed on the project income, as well as, the borrowers and guarantors ability to repay from outside sources. The Bank also makes construction loans for residential purposes. These loans are primarily used for construction of owner-occupied residential homes and are considered an attractive type of lending due to their short-term maturities and high yields. The Bank does not participate in any "speculative lending" which relies on market demand after construction.

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

         Commercial Loans. As a full-service community bank, the Bank makes loans to qualified small businesses in its service area. Commercial business loans generally have a higher degree of risk than commercial and residential mortgage loans but have commensurately higher yields. To manage these risks, the Bank secures appropriate collateral and carefully monitors the financial condition of its business borrowers. Commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of its business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for secured commercial business loans may depreciate over time and cannot be appraised with as much precision as real estate.

         Consumer Loans. The Bank currently offers most types of consumer demand, time and installment loans including automobile loans and home equity lines of credit. The risk associated with installment loans to individuals varies based upon employment levels, consumer confidence, and other conditions that affect the ability of consumers to repay indebtedness.

Employees

         At December 31, 2002, a total of 93 persons were employed by the Corporation and the Bank in both full and part time positions. None are represented by any collective bargaining unit. The Corporation considers relations with its employees to be good.

Supervision and Regulation

         General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA"), the Corporation is subject to the supervision and examination of the Board of Governors of the Federal Reserve System and is required to file with the Federal Reserve such reports and other information as the Federal Reserve may require. The Bank was supervised and regularly examined by the Office of the Comptroller of the Currency, but upon its conversion to a state chartered bank on June 1, 1994, became subject to the oversight of the Federal Reserve and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the "SCC"). The various laws and regulations administered by the regulatory agencies affect corporate practices, such as dividend payments, incurring debt, acquisition of financial institutions and other companies, and types of business conducted.

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

         The Corporation is also subject to certain provisions of Virginia law that affect the ability of a bank holding company to acquire another financial institution based in Virginia. Under certain amendments to the Virginia Financial Institutions Holding Company Act that became effective July 1, 1983, no corporation, partnership or other business entity may acquire, or make any public offer to acquire, more than 5% of the stock of any Virginia financial institution or any Virginia financial institution holding company, unless it shall first file an application with the SCC. The SCC is directed by the statute to solicit the views of the affected financial institution, or financial institution holding company, with respect to such stock acquisition, and is empowered to conduct an investigation during the 60 days following receipt of such an application. If the SCC takes no action within the prescribed period, or if during the prescribed period it issues notice of its intent not to disapprove an application, the acquisition may be completed. The SCC may disapprove an application subject to such conditions as it may deem advisable.

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

         Limits on Dividends and Other Payments. The Corporation is a legal entity separate and distinct from the Bank. Most of the Corporation's revenues result from dividends paid to the Corporation by the Bank. The right of the Corporation, and consequently the right of creditors and shareholders of the Corporation, to participate in any distribution of the assets or earnings of the Bank through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank, except to the extent that claims of the Corporation in its capacity as a creditor may be recognized.

         The amount of dividends payable by the Bank to the Corporation depends upon the Bank's earnings and capital position, and is limited by federal and state law, regulations and policies.

         As a state member bank subject to the regulations of the Federal Reserve Board, the Bank has to obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined in excess of that account. At December 31, 2002, the Bank had $4.6 million of retained earnings legally available for the payment of dividends.

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

         Borrowings by the Corporation. There are various legal restrictions on the extent to which the Corporation can Borrow or otherwise obtain credit from the Bank. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to the Corporation, to 10 percent of the Bank's capital stock and surplus, and as to the Corporation and any nonbanking subsidiaries in the aggregate, to 20 percent of the Bank's capital stock and surplus. Federal law also requires that transactions between the Bank and the Corporation or any nonbanking subsidiaries, including extensions of credit, sales of securities or assets and the provision of services, be conducted on terms at least as favorable to the bank as those that apply or would apply to comparable transactions with unaffiliated parties.

                              Capital Requirements

                                                                 Year Ended
                                                                December 31,
                                                                    2002
              Required Capital Ratios:

                      Leverage Ratio                                 4.00%
                      Tier 1 risk-based capital ratio                4.00
                      Total risk-based capital ratio                 8.00

              The Corporation Capital Ratios:

                      Leverage Ratio                                 7.88%
                      Tier 1 risk-based capital ratio               10.43%
                      Total risk-based capital ratio                11.42%


         In January 1989, the Federal Reserve Board published risk-based capital guidelines in final form which are applicable to bank holding companies. The Federal Reserve Board guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. These guidelines became effective on March 15, 1989. The minimum ratio of qualified total capital to risk-weighted assets (including certain off balance sheet items, such as standby letters of credit) is 8.00%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease losses reserves. The Corporation's Tier 1 and Total Capital ratios as of December 31, 2002 were 10.43% and 11.42%, respectively.

         In addition, the Federal Reserve Board has established minimum Leverage ratio (Tier 1 capital to quarterly average assets less goodwill) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 3.00% for bank holding companies that meet certain specific criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a Leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Corporation's Leverage ratio as of December 31, 2002 was 7.88%. The guidelines also provide that a banking organization experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

         FDICIA   contains  a  provision  for  IDI's  to  provide   supplemental
disclosure of the estimated fair value of assets and liabilities in reports required to be filed with federal banking agencies.

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

         The Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the "GLB Act" or the "Act"), signed into law on November 12, 1999, amended a number of Federal banking laws that affect the Corporation and the Bank, and the provisions of the Act that are believed to be of most significance to the Corporation are discussed below. In particular, the GLB Act permits a bank holding company to elect to become a financial holding company. In order to become and maintain its status as a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating. The Corporation filed an election and on April 3, 2001, became a financial holding company.

         Under the BHCA, a bank holding company, including a financial holding company, may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA, as amended by the GLB Act, now generally limits the activities of a bank holding company that is a financial holding company to that of banking, managing or controlling banks; performing certain servicing activities for subsidiaries; and engaging in any activity, or acquiring and retaining the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity, as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury; or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, as determined by the Federal Reserve Board, by order or regulation in effect prior to enactment of the GLB Act, to be closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

         The GLB Act includes a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for bank holding companies, but bank holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. The Act repealed the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker" and a set of activities in which a bank may engage without being deemed a "dealer". The Act also makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940 and the Investment Advisers Act of 1940.

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

         Congress has periodically considered and adopted legislation which has resulted in, and could result in further, deregulation of both banks and financial institutions. Such legislation could modify or eliminate geographic restrictions on banks and bank holding companies and could modify or eliminate current prohibitions against the Corporation engaging in one or more non-banking activities. Such legislative changes also could place the Corporation in more direct competition with other financial institutions. No assurance can be given as to whether any additional legislation will be adopted and as to the effect of such legislation on the business of the Corporation.


Item 2.  Description of Property

         The principal executive offices of First National Corporation are located at 112 West King Street, Strasburg, Virginia, which is owned free of encumbrances. In addition to operating a full service banking facility at this Strasburg location, the Corporation operates seven additional branches and a loan production office. The Corporation owns five of these facilities without encumbrances and leases three of the facilities. The leases on these facilities including renewal options, expire in 2007. See Note 13 to the Consolidated Financial Statements of the Corporation's 2002 Annual Report to Shareholders for additional information concerning these lease commitments.


Item 3.  Legal Proceedings

         In the ordinary course of its operations, the Corporation is party to various legal proceedings. Based on information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Corporation.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to security holders for a vote in the fourth quarter of 2002.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Shares of the common stock of the Corporation are traded on the over-the-counter (OTC) market and quoted in the OTC Bulletin Board under the symbol "FXNC." However, similar to the trading of the Bank's common stock prior to its reorganization, trading of the Corporation's common stock is generally the result of private negotiation. Increasingly, a broker or dealer may be involved.

         The Corporation has a limited record of trades involving its common stock in the sense of "bid" and "asked" prices or in highs and lows. The effort to accurately disclose trading prices is made more difficult due to the fact that price per share information is not required to be disclosed to the Corporation when shares of its stock have been sold by holders and purchased by others. The following table summarizes the high and low sales prices of shares of the Corporation's common stock on the basis of trades known to the Corporation. The Corporation may not be aware of the per share price of all trades made.

                           Market Price and Dividends

                                                                Sales Price ($)          Dividends ($) (1)
                                                                ---------------          -----------------
                                                             High             Low
                                                             ----             ---
2001:
     1st quarter...................................          24.75           23.25              .32
     2nd quarter...................................          33.00           24.75              .32
     3rd quarter...................................          34.00           30.25              .32
     4th quarter...................................          33.75           31.50              .34

2002:
     1st quarter...................................          35.75           32.25              .34
     2nd quarter...................................          41.00           36.50              .34
     3rd quarter...................................          40.40           37.25              .34
     4th quarter...................................          40.25           37.25              .36

---------
(1) The Corporation increased its dividend to $1.38 per share in 2002, which represented a payout ratio of 36.60%. The dividend per share and payout ratios in 2001 were $1.30 and 39.57%, respectively.


         The Corporation had 695 shareholders of record as of February 28, 2003.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


         First National Corporation (the "Corporation") is the holding company for First Bank (the "Bank") and First Bank owns First Bank Financial Services Inc. ("Financial Services"). The following discussion and analysis of the financial condition and results of operations of the Corporation for the years ended December 31, 2002, 2001 and 2000 should be read in conjunction with the consolidated financial statements and related notes.

Overview

         Earnings and assets continued to grow in 2002. Net income for 2002 was $2,979,214 compared to $2,595,334 in 2001 and $2,136,787 in 2000. Net income per share increased $0.48 per share, both basic and diluted in 2002 from 2001 ($3.77 per share basic and diluted in 2002 versus $3.29 per share basic and diluted in
2001). The increase in earnings resulted primarily from a continuing increase in the Bank's net interest income. Return on average assets was 1.09% in 2002, 1.10% in 2001 and .98% in 2000. Return on average equity was 12.99% in 2002, 12.57% in 2001 and 11.90% in 2000.

         Assets grew 18.7% in 2002. In 2001, assets grew 8.8%. Growth occurred primarily in the loan portfolio where loans, net of unearned income and allowance for loan losses, increased $25.7 million to $210.4 million. The securities portfolio also increased to $54.5 million in 2002 from $43.4 million in 2001.

Critical Accounting Policies

         The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

         The Corporation performs an analysis of the allowance for loan losses throughout the year, with the objective of quantifying portfolio risk into a dollar figure of inherent losses. In addition, internal loan reviews are performed on a regular basis. The determination of the allowance for loan losses is based on applying qualitative and quantitative factors to each category of loans along with any specific allowance for impaired and adversely classified loans within the particular category. The resulting sum is then combined to arrive at a total allowance for all categories. The Corporation assigns factors that include historical loss experience, delinquency rates and economic trends to each loan category for consideration of the qualitative factors. The total allowance required will fluctuate as a result of changes in the various types and categories of loans, specific allowances required due to impaired and adversely classified loans, the historical loss experience, delinquency rates and economic conditions.

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

         During the year ended December 31, 2002 there were no changes in critical accounting policies as reflected in the last report.

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

         General. Net income has increased in each of the last three years. The increase in income in 2002 was caused by growth in earning assets and by the funding of higher yielding assets, in part, from lower priced deposits. In 2001 and 2000 net interest income increased as the Corporation continued to experience favorable asset growth.

         Net Interest Income. Net interest income was $9.41 million for the year ended December 31, 2002, up $754 thousand or 8.72% over the $8.65 million reported for the same period in 2001. This increase in net interest income resulted from an increase in interest-earning assets and a decrease in the rates paid on deposit accounts during the year. In 2001, net interest income increased 13.55% or $1.03 million from $7.62 million in 2000.

         Interest income as a percent of average earning assets has decreased in each of the last three years from 8.29% in 2000, 7.78% in 2001 and 6.74% in 2002. Interest expense as a percent of average interest-bearing liabilities has also decreased from 5.26% in 2000, 4.58% in 2001 and 3.55% in 2002. Net interest margin was 3.75% in 2002, 3.93% in 2001, and 3.77% in 1999. Interest rate spread was 3.19% in 2002, 3.20% in 2001 and 3.03% in 2000. The yield on earning assets continued to decline during 2002 as earning assets repriced at lower interest rates.

         Provision for Loan Losses. The provision for 2002 was $405,000 compared to $420,000 in 2001 and $369,000 in 2000. The amount allocated during the year to the provision for loan losses represents management's analysis of the existing loan portfolio and related credit risks.

         Non-Interest Income. Non-interest income increased $977 thousand or 62.3% for 2002 over 2001 compared to an increase of $166 thousand or 11.8% for 2001 over 2000. The increase in non-interest income is primarily attributed to service charges, which increased $391 thousand in 2002 and to an increase of $178 thousand in fees for other customer services. Gains on securities available for sale totaled $172 thousand during 2002 and losses totaled $4 thousand during 2001. There were no sales of securities available for sale in 2000. Increased mortgage loan activity contributed to gains on sale of loans totaling $198 thousand in 2002, $71 thousand in 2001 and $7 thousand in 2000.

         Non-Interest Expense. In 2002, non-interest expenses increased $1.2 million or 19.0% over 2001. In 2001, non-interest expenses increased $453 thousand or 8.1% over 2000. The increase in 2002 was primarily the result of the increase in salaries and benefits and other operating expenses.

         Income Taxes. The Corporation has adopted FASB Statement No. 109, "Accounting for Income Taxes". A more detailed discussion of the Corporation's tax calculation is contained in the notes to the consolidated financial statements.

                 Table 1 - Selected Consolidated Financial Data

                                                                     Years Ended December 31,
                                                         (in thousands except ratios and per share amounts)

                                                      2002         2001          2000         1999         1998


                       Income Statement Data:
                              Interest Income      $17,058      $17,326       $16,951      $15,217      $13,993
                             Interest Expense        7,653        8,675         9,332        7,683        7,110
                          Net Interest Income        9,405        8,651         7,619        7,534        6,883
                    Provision For Loan Losses          405          420           369          495          330

                    Net Interest Income After
                    Provision For Loan Losses        9,000        8,231         7,250        7,039        6,553
                           Noninterest Income        2,373        1,572         1,402        1,118        1,052
                    Securities Gains (Losses)          172          (4)             0            1          198
                          Noninterest Expense        7,219        6,064         5,611        5,271        5,106
                   Income Before Income Taxes        4,326        3,735         3,041        2,887        2,697
                                 Income Taxes        1,347        1,140           904          853          792

                                   Net Income       $2,979       $2,595        $2,137       $2,034       $1,905

                              Per Share Data:
                            Net Income, Basic        $3.77        $3.29         $2.69        $2.57        $2.43
                          Net Income, Diluted         3.77         3.29          2.69         2.57         2.42
                               Cash Dividends         1.38         1.30          1.20         1.15         1.00
                     Book Value At Period End        30.70        27.34         24.47        21.63        22.31

                          Balance Sheet Data:
                                       Assets     $295,936     $249,354      $229,329     $206,618     $191,136
                                   Loans, Net      210,441      184,765       164,603      149,313      128,371
                                   Securities       54,485       43,355        44,831       45,129       48,263
                                     Deposits      243,012      197,479       175,194      153,422      155,008
                         Stockholders' Equity       24,254       21,600        19,329       17,176       17,601
          Average Shares Outstanding, Diluted          790          790           794          792          787


                          Performance Ratios:
                     Return On Average Assets        1.09%        1.10%         0.98%        1.00%        1.05%
                     Return On Average Equity       12.99%       12.57%        11.90%       11.63%       11.31%
                              Dividend Payout       36.60%       39.57%        44.56%       44.72%       41.21%

                Capital And Liquidity Ratios:
                                     Leverage        7.88%        8.97%         8.67%        8.91%        9.02%
                   Risk-Based Capital Ratios:
                               Tier 1 Capital       10.43%       10.34%        11.28%       12.74%       13.78%
                                Total Capital       11.42%       11.31%        12.26%       13.73%       14.76%




                                                          Table 2 - Average Balances, Income and Expense, Yields and Rates
                                                                                Years Ended December 31,

                                                     2002                             2001                            2000
                                                     Annual                          Annual                           Annual
ASSETS                                  Average     Income/  Yield/      Average    Income/  Yield/      Average     Income/  Yield/
                                        Balance     Expense    Rate      Balance    Expense    Rate      Balance     Expense    Rate
Balances at correspondent banks
  - interest bearing                 $1,214,110     $44,902   3.70%   $1,397,710    $73,164   5.23%     $508,853     $59,191  11.63%
Securities:
    Taxable                          45,142,996   2,216,450   4.91%   34,600,602  2,005,522   5.80%   37,411,972   2,365,251   6.32%
    Tax-exempt (1)                    6,236,303     459,364   7.29%    6,801,538    497,774   7.32%    6,824,295     496,970   7.28%
                                      ---------     -------            ---------    -------            ---------     -------
        Total Securities             51,379,299   2,675,814   5.21%   41,402,140  2,503,296   6.05%   44,236,267   2,862,221   6.47%
Loans (net of earned income): (2)
    Taxable                         197,542,256  14,342,918   7.26%  177,125,433 14,681,390   8.29%  158,582,976  13,956,636   8.80%
    Tax-exempt (1)                    1,375,620     110,155   8.01%    1,037,843     88,342   8.51%      582,072      66,310  11.39%
                                      ---------     -------            ---------     ------              -------      ------
        Total Loans                 198,917,876  14,453,073   7.27%  178,163,276 14,769,732   8.29%  159,165,048  14,022,946   8.81%
Federal funds sold and repurchase
    agreements                        4,609,904      76,890   1.67%    4,230,045    178,754   4.23%    2,717,194     175,993   6.48%
                                      ---------      ------            ---------    -------            ---------     -------
    Total earning assets            256,121,189  17,250,679   6.74%  225,193,171 17,524,946   7.78%  206,627,362  17,120,351   8.29%
Less: allowance for Loan Losses     (2,072,676)                      (1,817,252)                     (1,618,154)
Total nonearning assets              18,099,672                       12,568,264                      12,393,531
                                     ----------                       ----------                      ----------
    Total Assets                   $272,148,185                     $235,944,183                    $217,402,739
                                   ============                     ============                    ============

LIABILITIES AND SHAREHOLDER EQUITY
Interest bearing deposits:
    Checking                        $35,598,074    $678,507   1.91%  $12,614,190   $156,986   1.24%  $12,083,034    $158,442   1.31%
    Money market savings              7,735,680     113,731   1.47%    6,588,356    159,561   2.42%    5,983,995     188,153   3.14%
    Regular savings                  52,670,319     889,609   1.69%   61,210,167  2,041,066   3.33%   58,761,111   3,107,260   5.29%
    Certificates of deposit:
        Less than $100,000           63,170,927   3,016,202   4.77%   56,582,840  3,205,785   5.67%   49,448,164   2,729,657   5.52%
        $100,000 and more            29,117,733   1,275,892   4.38%   22,437,125  1,243,602   5.54%   15,889,137     947,505   5.96%
                                     ----------   ---------           ----------  ---------           ----------     -------
Total interest bearing deposits     188,292,733   5,973,941   3.17%  159,432,678  6,807,000   4.27%  142,165,441   7,131,017   5.02%
Fed funds purchased                     302,573       6,455   2.13%       90,708      3,981   4.39%      969,544      62,648   6.46%
FHLB borrowings                      26,988,457   1,672,341   6.20%   29,839,142  1,863,552   6.25%   34,564,638   2,138,546   6.19%
                                     ----------   ---------           ----------  ---------           ----------   ---------
Total interest bearing liabilities  215,583,763   7,652,737   3.55%  189,362,528  8,674,533   4.58%  177,699,623   9,332,211   5.26%
Noninterest bearing liabilities
    Demand deposits                  31,397,327                       23,980,571                      20,236,880
    Other liabilities                 2,228,001                        1,954,027                       1,510,331
                                      ---------                        ---------                       ---------
Total liabilities                   249,209,091                      215,297,126                     199,446,834
Stockholders' equity                 22,939,094                       20,647,057                      17,955,905
                                     ----------                       ----------                      ----------
Total liabilities and
    stockholders' equity           $272,148,185                     $235,944,183                    $217,402,739
                                   ============                     ============                    ============
Net Interest income                              $9,597,942                      $8,850,413                       $7,788,140
                                                 ==========                      ==========                       ==========
Interest rate spread                                          3.19%                           3.20%                            3.03%
Interest expense as a percent of average
    earning assets                                            2.99%                           3.85%                            4.52%
Net interest margin                                           3.75%                           3.93%                            3.77%

---------
(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%.
(2)      Loans placed on a nonaccrual status are reflected in the balances.

                       Table 3 - Volume and Rate Analysis

                                               2002                                   2001
                                                       Change in                               Change in
                                Volume         Rate      Income/       Volume         Rate       Income/
                                Effect       Effect     Expense        Effect       Effect       Expense
Earning Assets:
   Due From Banks              $(8,758)    $(19,504)    $(28,262)     $20,400      $(6,427)      $13,973
   Taxable Securities          424,936     (214,008)     210,928     (171,716)    (188,013)     (359,729)
   Tax-Exempt Securities       (36,605)      (1,805)     (38,410)      (1,241)       2,045           804
   Taxable Loans             4,345,373   (4,683,845)    (338,472)   1,383,685     (658,931)      724,754
   Tax-Exempt Loans             26,618       (4,805)      21,813       32,540      (10,508)       22,032
   Federal Funds Sold and
     Repurchase Agreements      17,748     (119,612)    (101,864)       7,336       (4,575)        2,761
                                ------     ---------    ---------       -----       -------        -----

Total Earning Assets        $4,769,312  $(5,043,579)   $(274,267)  $1,271,004    $(866,409)     $404,595
                            ----------  ------------   ----------  ----------    ----------     --------

Interest Bearing Liabilities:
   Interest Checking          $402,239     $119,282     $521,521       $6,754      $(8,210)      $(1,456)
   Savings Deposits-
         Regular              (254,186)    (897,271)  (1,151,457)     135,136   (1,201,330)   (1,066,194)
         Money Market           36,540      (82,370)     (45,830)      22,507      (51,099)      (28,592)
   CD's and Other Time Deposits
       $100,000 and More       108,806      (76,516)    (189,583)     357,174      (61,077)      296,097
       Less Than $100,000      521,866     (711,449)      32,290      400,669       75,459       476,128
                               -------     ---------      ------      -------       ------       -------
Total Interest-
        Bearing Deposits      $815,265  $(1,648,324)   $(833,059)    $922,240  $(1,246,257)    $(324,017)

Fed Funds Purchased              3,173         (699)       2,474      (43,344)     (15,323)      (58,667)
FHLB Borrowings               (176,436)     (14,775)    (191,211)    (295,979)      20,985      (274,994)
                              ---------     --------    ---------    ---------      ------      ---------

Total Interest-
       Bearing Liabilities    $642,002  $(1,663,798) $(1,021,796)   $ 582,917  $(1,240,595)    $(657,678)
                              --------  ------------ ------------   ---------  ------------    ----------
Change in
       Net Interest Income  $4,127,310  $(3,379,781)    $747,529     $688,087    $ 374,186    $1,062,273
                            ==========  ============    ========     ========    =========    ==========

Financial Condition

         General. Management continued to increase the size of the loan portfolio in 2002. Loans, net of unearned discounts and allowance for loan losses, increased $25.7 million or 13.9% from $184.7 million in 2001 to $210.4 million in 2002. This growth in loans was reflected in an 18.7% increase in assets during the year. Assets began the year at $249.4 million and grew $46.5 million to $295.9 million by year-end.

         Loans. The Bank is an active lender with a loan portfolio which includes commercial and residential mortgages, commercial loans, consumer loans, both installment and credit card loans, real estate construction loans and home equity loans. The Bank's lending activity is concentrated on individuals and small to medium sized businesses in its primary trade area of the Virginia counties of Shenandoah, Warren, Clarke, Frederick and the City of Winchester. As a provider of community oriented financial services, the Bank does not attempt to geographically diversify its loan portfolio by undertaking significant lending activity outside its primary trade area.

         The Bank's loan portfolio is summarized in table 4 for the periods indicated.


                            Table 4 - Loan Portfolio

Loans at December 31, by year are summarized as follows:

                                                     2002         2001        2000        1999         1998
                                                                 (dollars in thousands)

Commercial, Financial, and Agricultural           $29,458      $42,101     $36,500     $26,907      $26,217
Real Estate Construction                           12,172        9,648       8,836      10,205        5,415
Real Estate-Mortgage:
   Residential (1-4 Family)                        58,705       35,999      37,046      58,712       47,965
   Non-Farm, Non-Residential                       67,680       57,761      46,124      20,971       21,381
   Secured by Farmland                              2,112        2,094       1,791       1,489          851
Consumer                                           36,828       35,248      34,024      31,829       27,376
All Other Loans                                     5,648        3,893       1,990         670          513

         Total Loans                             $212,603     $186,744    $166,311    $150,783     $129,718
         Less Unearned Income                         ---            3           5          23          121
         Less Allowance for Loan Losses             2,162        1,976       1,703       1,447        1,226
         Loans-Net of Unearned Income and        $210,441     $184,765    $164,603    $149,313     $128,371
                    Allowance for Loan Losses

         As shown in Table 4 above, the total amount of commercial, financial and agricultural loans decreased $12.6 million in 2002. Residential real estate mortgage loans increased $22.7 million in 2002 after decreasing $0.7 million in 2001. Non-farm, non residential mortgage loans increased in 2002 by $9.9 million and increased in 2001 by $11.6 million. The growth in the consumer loan area continued in 2002 with an increase of $1.6 million compared to an increase of $1.2 million in 2001.

         There was no category of loans that exceeded 10% of outstanding loans at December 31, 2002 which were not disclosed in Table 4.

                Table 5 - Remaining Maturities of Selected Loans

                                             At December 31, 2002
                                  Commercial
                                Financial, and                  Real Estate
                                 Agricultural                   Construction
                                 ------------                   ------------
                                             (dollars in thousands)

Within 1 Year:                      $15,966                         $7,972
                                    --------                        ------
Variable Rate:
   1 to 5 Years                      $2,585                         $3,198
   After 5 Years                      1,650                            - -
                                    -------                         ------
Total                               $ 4,235                         $3,198
                                    -------                         ------

Fixed Rate:
   1 to 5 Years                     $ 8,932                         $1,002
   After 5 Years                        325                            - -
                                    -------                        -------
Total                               $ 9,257                        $ 1,002
                                    -------                        -------

Total Maturities                   $ 29,458                       $ 12,172
                                   ========                       ========


         Asset Quality. The Allowance for Loan Losses ("ALL") balance was $2,161,622 and $1,975,916 at December 31, 2002 and 2001, representing 1.02% and
1.06% of total loans, respectively. Non-performing assets totaled $191,854 and $118,113 at December 31, 2002 and 2001, representing 8.88% and 5.98% of the Allowance for Loan Losses, respectively.

         Total losses charged against the ALL in 2002 were $249,987 compared to $181,623 in 2001, and $165,135 in 2000. Recoveries, consisting of the recovery of principal on loans previously charged against the allowance, totaled $30,693 in 2002, $34,683 in 2001, and $51,980 in 2000.

         Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover any projected losses within the total loan portfolio.

         Allowance for Loan Losses. Changes in the allowance for loan losses are detailed in Table 6.

                       Table 6 - Allowance For Loan Losses

                                                                                   At December 31,
                                                                    2002        2001        2000         1999       1998
                                                                    ----        ----        ----         ----       ----
                                                                               (dollars in thousands)

Balance, Beginning of Period                                      $1,976      $1,703      $1,447       $1,226     $1,112
  Loans Charged-Off
     Commercial, Financial and Agricultural                           --          --          10          193         65
     Real Estate-Construction                                         --          --          --           --         --
     Real Estate-Mortgage                                             --          --          --           --         --
       Residential (1-4 Family)                                       --          37          --           --         30
       Non-Farm, Non Residential                                      --          --          --           --         --
       Secured by Farmland                                            --          --          --           --         --
     Consumer                                                        250         145         146          146        138
     All Other Loans                                                  --          --           9           --         --

       Total Loans Charged Off                                       250         182         165          339        233

  Recoveries
     Commercial, Financial and Agricultural                           --          --           4           30         --
     Real Estate-Construction                                         --          --          --           --         --
     Real Estate-Mortgage                                             --          --          --           --         --
       Residential (1-4 Family)                                       --          --          --           --         --
       Non-Farm, Non-Residential                                      --          --          --           --         --
       Secured by Farmland                                            --          --          --           --         --
     Consumer                                                         --          35          48           35         17
     All Other Loans                                                  31          --          --           --         --

       Total Recoveries                                               31          35          52           65         17

   Net Charge-Offs                                                   219         147         113          274        216
   Provision For Loan Losses                                         405         420         369          495        330

Balance, End of Period                                            $2,162      $1,976      $1,703       $1,447     $1,226

Ratio of net charge-offs during the period
to average loans outstanding during the period                     0.11%       0.08%       0.07%        0.20%      0.18%



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

         Table 7 shows the balance and percentage of the Bank's allowance for loan losses allocated to each major category of loans.

                Table 7 - Allocation of Allowance For Loan Losses


                       2002                    2001                    2000                   1999                   1998
                       ----                    ----                    ----                   ----                   ----
                          Percent of               Percent of              Percent of             Percent of             Percent of
                           Loans in                 Loans in                Loans in               Loans in               Loans in
                             Each                     Each                    Each                   Each                   Each
                           Category to             Category to             Category to            Category to            Category to
                Allowance  Total Loans   Allowance Total Loans   Allowance Total Loans  Allowance Total Loans  Allowance Total Loans
                ---------  -----------   --------- -----------   --------- -----------  --------- -----------  --------- -----------
                                                                   (dollars in thousands)

Commercial,
Financial
 And Agricultural  $1,286     13.56%       $518       22.44%         $447     21.88%       $251      17.84%       $405     20.21%
Real Estate-          155      5.73%          0        5.14%            0      5.30%          0       6.77%          0      4.17%
Construction
Real Estate-          267     60.84%        918       51.56%          791     51.24%        738      53.83%        504     54.12%
Mortgage
Consumer              434     17.32%        521       18.79%          449     20.39%        447      21.11%                21.10%
                                                                                                                   298
All Other              20      2.55%         19        2.07%           16      1.19%         11       0.45%         19       .40%

                ------------------------------------------------------------------------------------------------------------------

                   $2,162    100.00%     $1,976      100.00%       $1,703    100.00%     $1,447     100.00%     $1,226    100.00%
                ==================================================================================================================


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

         Impairment of loans having recorded investments of $26,294 at December 31, 2002 and $80,783 at December 31, 2001 has been recognized in conformity with FASB Statement No. 114. The average recorded investment in impaired loans during 2002 and 2001 was $47,520 and $58,722, respectively, while the total allowance for loan losses related to these loans was $13,147 and $40,392, respectively. Interest income on impaired loans recognized for cash payments received in 2001 were $3,136. There were no cash payments received on impaired loans in 2002 that were recognized as interest income.

         Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $165,560 and $37,330 at December 31, 2002 and 2001, respectively. If interest on these loans had been accrued, such income would have approximated $4,511 and $500 for 2002 and 2001, respectively.

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

                         Table 8 - Non-Performing Assets


                                                                                    At December 31,
                                                                  2002         2001        2000        1999    1998
                                                                  ----         ----        ----        ----    ----
                                                                              (dollars in thousands)

Nonaccrual Loans                                                  $192         $118        $208         $34      $207
Restructured Loans                                                  --           --          --          --        --
Foreclosed Property                                                 --           --          --         343       343
                                                           -----------------------------------------------------------
Total Nonperforming Assets                                        $192         $118        $208        $377      $550
                                                           ===========================================================

Loans Past Due 90 Days Accruing Interest                        $1,397         $988        $282        $126      $213

Allowance for Loan Losses to Period End Loans                    1.02%        1.06%       1.02%       0.96%     0.95%

Nonperforming Assets to Period End Loans                         0.09%        0.06%       0.13%       0.25%     0.42%
  and Foreclosed Properties

Net Charge-Offs (Recoveries) to Average Loans                    0.11%        0.08%       0.07%       0.20%     0.18%


         The Bank has reserved $443,491 in the allowance for loan losses for potential problem loans. These loans present potential risk of non-payment and are not included in nonperforming assets above.

         Securities. Securities at December 31, 2002 were $54.5 million, an increase of $11.1 million or 25.7% from the $43.4 million at the end of 2001.

         As of December 31, 2002,  neither the Corporation nor the Bank held any
derivative  financial   instruments  in  their  respective  investment  security
portfolios.

         Table 9 summarizes the carrying value of the Corporation's securities portfolio on the dates indicated.

                         Table 9 - Securities Portfolio

                                                                                    At December 31,

                                                                           2002           2001          2000
                                                                           ----           ----          ----
Book Value:                                                                (dollars in thousands)
Securities Available for Sale
    U.S.  Government Securities                                         $45,903        $33,929       $35,502
    States and Political Subdivisions                                     6,236          6,726         6,822
    Other Securities                                                      2,346          2,700         2,507
                                                                ---------------------------------------------
       Total Securities                                                 $54,485        $43,355       $44,831
                                                                =============================================

            Investment Portfolio Maturity Distribution/Yield Analysis
                              At December 31, 2002

                                                                               Over Ten Years
                                          One Year or  One to Five  Five to Ten  And Equity
                                             Less         Years        Years      Securities   Total

                                                             (dollars in thousands)
Available for Sale Securities
U.S.  Government Securities
   Amortized Cost                             1,225       10,811        7,742     24,641       44,419
   Market Value                               1,254       11,430        7,887     25,332       45,903
   Weighted Ave.  Yield                       5.04%        5.20%        4.57%      5.33%

State and Political Subdivisions
   Amortized Cost                                 0            0        3,406      2,596        6,002
   Market Value                                   0            0        3,560      2,676        6,236
   Weighted Ave.  Yield (1)                   0.00%        0.00%        6.79%      6.80%

Other Securities
   Amortized Cost                                 0            0            0      2,375        2,275
   Market Value                                   0            0            0      2,346        2,346
   Weighted Ave.  Yield                       0.00%        0.00%        0.00%      5.24%

Total Portfolio
   Amortized Cost                             1,225       10,811       11,148     29,512       52,696
   Market Value                               1,254       11,430       11,447     30,354       54,485
   Weighted Ave.  Yield (1)                   5.04%        5.20%        5.25%      5.45%

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

         Deposits at December 31, 2002 were $243.0 million, an increase of $45.5 million or 23.1% from $197.5 million at December 31, 2001. Savings and interest bearing demand deposits increased $26.7 million or 33.2% while non-interest-bearing demand deposits increased $9.7 million or 35.9% and time deposits increased $9.1 million or 10.2%.

         The following tables are a summary of average deposits and average rates paid.

                   Table 10 - Average Deposits and Rates Paid

                                                               Year Ended December 31,
                                            2002                         2001                     2000
                                                               (dollars in thousands)

                                          Amount          Rate         Amount        Rate       Amount        Rate

Noninterest Bearing Deposits             $31,397      --              $23,981     --           $20,237     --
                                   --------------              ---------------            -------------

Interest Bearing Deposits
    Interest Checking                     35,598         1.91%        $12,614       1.24%      $12,083       1.31%
    Money-Market                           7,736         1.47%          6,588       2.42%        5,984       3.14%
    Regular Savings                       52,670         1.69%         61,210       3.33%       58,761       5.29%
    Time Deposits
       Less than $100,000                 63,171         4.77%         56,584       5.67%       49,448       5.52%
       $100,000 and more                  29,118         4.38%         22,437       5.54%       15,889       5.96%
                                   --------------              ---------------            -------------

Total Interest Bearing                  $188,293         3.17%       $159,433       4.27%     $142,165       5.02%
                                   --------------              ---------------            -------------

       Total                            $219,690                     $183,414                 $162,402
                                   ==============              ===============            =============


                     Maturities of CD's of $100,000 and More

                          Within     Three to     Six to     Over
                          Three      Six          Twelve     One
                          Months     Months       Months     Year       Total

                                        (dollars in thousands)

At December 31, 2002      $8,454     $2,387       $5,655    $15,925     $32,421



         Liquidity. Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities, and loans maturing within one year. As a result of the Bank's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity sufficient to satisfy its depositors' requirements and to meet its customers' credit needs.

         At December 31, 2002, cash, interest bearing and non-interest bearing deposits with banks, federal funds sold, securities, and loans maturing within one year were $66.7 million. As of December 31, 2002, approximately 22.3% or $47.7 million of the loan portfolio would mature or reprice within a one year period.

         As of December 31, 2002, non-deposit sources of funds totaled $26.6 million, primarily comprised of Federal Home Loan Bank (FHLB) borrowings. Activity during the year included monthly principal reductions associated with the Principal Reducing Credit (PRC) advances. During 2001, the bank booked a new borrowing in the amount of $300,000 in relation to a real estate transaction, whereby the new branch site was purchased for the

Front Royal Financial Services Center. Certainly, the bank would not typically utilize such financing; however, it was necessary to consummate the transaction.


                    Table 11 - Interest Sensitivity Analysis

                                                                       (dollars in thousands)

                                                 Within           90-365            1 to 5              Over
                                                90 days             Days             years           5 years
                                                                                                                         Total
                                       ----------------- ---------------- ----------------------------------- -----------------
Earning Assets

Loans (1)                                     $  18,231       $   29,839        $  140,413        $   25,467        $  213,950
Investment securities                                 -            1,254            11,430            41,801            54,485
Deposits with other institution                   1,138                -                 -                 -             1,138
Federal funds sold                                2,791                -                 -                 -             2,791
                                       ----------------- ---------------- ----------------------------------- -----------------
  Total earning assets                        $  22,160       $   31,093        $  151,843        $   67,268        $  272,364
                                       ================= ================ =================================== =================


Interest-Bearing Liabilities

Interest bearing checking (2)                 $       -        $       -        $   53,663        $        -        $   53,663
Savings (2)                                           -                -            45,391                 -            45,391
Money market deposit                              8,065                -                 -                 -             8,065
Time deposits                                        77           46,266            52,969                 -            99,312
Long-term debt                                        -               50            16,370            10,185            26,605
                                       ----------------------------------------------------------------------------------------
  Total interest-bearing liabilities          $   8,142        $  46,316        $  168,393        $   10,185        $  233,036
                                       ================= ==================================================== =================


Period gap                                       14,018          (15,223)          (16,550)           57,083            39,328

Cumulative gap                                   14,018           (1,205)          (17,755)           39,328

Ratio of cumulative gap to
  Total earning assets                            5.15%           (0.44%)             6.52%            14.44%



(1) Includes nonaccrual loans and loans held for sale.
(2) The Bank has determined that interest checking and savings accounts are not sensitive to changes in related market rates and, therefore, the Bank has placed them in the 1 to 5 years category.


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

         The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Corporation had a ratio of risk-weighted assets to total capital of 11.42% at December 31, 2002 and a ratio of risk-weighted assets to Tier 1 capital of 10.43%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.


                          Table 12- Analysis of Capital

                                                                                        At December 31,
                                                                                  2002        2001        2000
                                                                                 (Dollars in Thousands)
          Tier 1 Capital
                            Common Stock                                        $3,950      $3,950      $3,950
                            Surplus                                              1,465       1,465       1,465
                            Retained Earnings                                   17,659      15,770      14,201
                                                                           ------------------------------------
                            Total Tier 1 Capital                               $23,074     $21,185     $19,616
         Tier 2 Capital:
                            Allowance for Loan Losses (1)                        2,162       1,976       1,703
                                                                           ------------------------------------
                            Total Risk Based Capital                           $25,236     $23,161     $21,319
                                                                           ====================================
        Risk-Weighted Assets                                                  $221,050    $204,842    $173,967
        Capital Ratios:
                            Tier 1 Risk-Based Capital Ratio                     10.43%      10.34%      11.28%
                            Total Risk-Based Capital Ratio                      11.42%      11.31%      12.26%

                            Tier 1 Capital to Average Total Assets               7.88%       8.97%       8.67%


(1) Limited to 1.25% of risk weighted assets.


Trust Preferred Capital Notes

         On March 11, 2003, First National (VA) Statutory Trust I ("the Trust"), a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable capital securities. On March 26, 2003, $3 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2002 was 4.41%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of the Trust is $3 million of the Corporation's junior subordinated debt securities with maturities and interest rates like the capital securities.

         The trust preferred securities may be included in Tier I capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier I capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier I capital, if any, may be included in Tier 2 capital. The total amount ($3 million) of trust preferred securities issued by the Trust can be included in the Corporation's Tier I capital.

Recent Accounting Pronouncements

         In December 2001, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others," to reconcile and conform the accounting and financial reporting provisions established by various AICPA industry audit guides. This Statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001, and did not have a material impact on the Corporation's consolidated financial statements.

         On March 13, 2002, the Financial Accounting Standard Board determined that commitments for the origination of mortgage loans that will be held for sale must be accounted for as derivatives instruments, effective for fiscal quarters beginning after April 10, 2002. The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered derivatives. Accordingly, these commitments, including any fees received from the potential borrower, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and, for fixed-rate commitments, also considers the difference between current levels of interest rates and the committed rates. The cumulative effect of adopting Statement No. 133 for rate lock commitments as of December 31, 2002, was not material. The Corporation originally adopted Statement No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001.

         In April 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The amendment to Statement 13 eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

         In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recognition of a liability, when incurred, for costs associated with an exit or disposal activity. The liability should be measured at fair value. The provisions of the Statement are effective for exit or disposal activities initiated after December 31, 2002.

         Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, Statement 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their estimated useful life. Branch acquisition transactions were outside the scope of the Statement and therefore any intangible asset arising from such transactions remained subject to amortization over their estimated useful life.

         In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used.

         The adoption of Statement No. 145, 146 and 147 did not have a material impact on the Corporation's consolidated financial statements.

         The Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Statement No. 123, in December 2002. The Statement amends Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effects of stock options in interim financial information. The amendments to Statement No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendments to APB No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged for both amendments. The Corporation continues to record stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, and has not adopted the alternative methods allowable under Statement No. 148. There are presently no stock options outstanding.


Item 7.  Financial Statements

         Pursuant to General Instruction E(2) of form 10-KSB, the information required by this Item is incorporated by reference from pages 18 to 44 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2002, as follows.

                                                                          Page
         Independent Auditor's Report                                      18
         First National Corporation and Subsidiaries:
         Consolidated Balance Sheets at December 31, 2002 and 2001         19
         Consolidated Statements of Income for the years ended
         December 31, 2002, 2001 and 2000                                 20-21
         Consolidated Statements of Cash Flows for the years
         ended December 31, 2002, 2001 and 2000                           22-23
         Consolidated Statements of Changes in Stockholders'
         Equity for the years ended December 31, 2002, 2001 and 2000       24
         Notes to Consolidated Financial Statements                       25-44

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 9. Directors, Executive Officers Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Election of Directors," "Nominees," "Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.


Item 10.  Executive Compensation

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Summary of Cash and Certain Other Compensation," "Directors' Fees" and "Employment Agreement" in the Corporation's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Corporation's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

         The Corporation does not have compensation plans or other arrangements under which equity securities are authorized for issuance.


Item 12.  Certain Relationships and Related Transactions

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the heading "Transactions with Management" in the Corporation's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.


Item 13.  Exhibits, List and Reports on Form 8-K

(a) The following documents are attached hereto or incorporated herein by reference as Exhibits:

         3.1      Articles  of  Incorporation,   including   amendments  thereto
                  (incorporated   herein  by  reference  to  Exhibit  2  to  the
                  Corporation's Form 10 filed with the SEC on May 2, 1994).

         3.2 Bylaws (incorporated herein by reference to Exhibit 3 to the Corporation's Form 10 filed with the SEC on May 2, 1994).

         4.1 Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Corporation's Form 10 filed with SEC on May 2, 1994).

         10.1 Employment Agreement, dated as of October 1, 2002, between the Corporation and Harry S. Smith.

         13.1     Annual Report to Shareholders  for the year ended December 31,
                  2002.

         21.1     Subsidiaries  of  the  Corporation   (incorporated  herein  by
                  reference to Exhibit 1 to the Company's Form 10-K filed with SEC on April 2, 2001).

         23.1     Consent of Yount, Hyde & Barbour, P.C.

         99.1     Statement   of  Chief   Executive   Officer   Pursuant  to  18
                  U.S.C.ss.1350.

         99.2     Statement   of  Chief   Financial   Officer   Pursuant  to  18
                  U.S.C.ss.1350.


(b) Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended December 31, 2002.


         With the exception of the information herein expressly incorporated by reference, the 2002 Annual Report to Shareholders and the Proxy Statement for the 2003 Annual Meeting of Shareholders are not to be deemed filed as part of this Annual Report on Form 10-KSB.


Item 14.  Controls and Procedures

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                 FIRST NATIONAL CORPORATION



Date: March 28, 2003             By:  /s/ Harry S. Smith
     ------------------------        -------------------------------------------
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

Signature                                  Title                                   Date
---------                                  -----                                   ----

/s/ Harry S. Smith                         President and                        March 28, 2003
-----------------------------------        Chief Executive Officer
Harry S. Smith                             (Principal Executive Officer)
                                           Director

/s/ Stephen C. Pettit                      Controller and Chief                 March 28, 2003
-----------------------------------        Financial Officer (Principal
Stephen C. Pettit                          Financial and Accounting Officer)


/s/ Noel M. Borden                         Chairman of the Board                March 28, 2003
-----------------------------------        Director
Noel M. Borden


                                           Vice Chairman of the Board
-----------------------------------        Director
Douglas C. Arthur


                                           Director
-----------------------------------
Dr. Byron A. Brill


/s/ Elizabeth H. Cottrell                  Director                             March 28, 2003
-----------------------------------
Elizabeth H. Cottrell


                                           Director
-----------------------------------
Dr. James A. Davis


                                           Director
-----------------------------------
Christopher E. French


Signature                                  Title                                   Date
---------                                  -----                                   ----



/s/ Charles E. Maddox, Jr.                 Director                             March 28, 2003
-----------------------------------
Charles E. Maddox, Jr.


/s/ John K. Marlow                         Director                             March 28, 2003
-----------------------------------
John K. Marlow


                                           Director
-----------------------------------
W. Allen Nicholls


/s/ Henry L. Shirkey                       Director                             March 28, 2003
-----------------------------------
Henry L. Shirkey


                                           Director
-----------------------------------
Alson H. Smith, Jr.


/s/ James R. Wilkins, III                  Director                             March 28, 2003
-----------------------------------
James R. Wilkins, III






SECTION 302 CERTIFICATION

         I, Harry S. Smith, President and Chief Executive Officer, certify that:

         1. I have reviewed this annual report on Form 10-KSB of the First National Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b)       evaluated  the   effectiveness  of  the  registrant's
         disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The  registrant's   other  certifying   officers  and  I  have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 27, 2003           /s/ Harry S. Smith
       ----------------          --------------------------------------------
                                 Harry S. Smith, President & Chief Executive
                                 Officer


SECTION 302 CERTIFICATION

         I, Stephen C. Pettit, Senior Vice President and Chief Financial Officer, certify that:

         1. I have reviewed this annual report on Form 10-KSB of First National Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b)       evaluated  the   effectiveness  of  the  registrant's
         disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The  registrant's   other  certifying   officers  and  I  have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors :

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003            /s/ Stephen C. Pettit
       ----------------          --------------------------------------------
                                  Stephen C. Pettit, Sr. Vice President
                                  and Chief Financial Officer

                                  EXHIBIT INDEX

Number            Document
------            --------

3.1               Articles  of  Incorporation,   including   amendments  thereto
                  (incorporated   herein  by  reference  to  Exhibit  2  to  the
                  Corporation's Form 10 filed with the SEC on May 2, 1994).

3.2 Bylaws (incorporated herein by reference to Exhibit 3 to the Corporation's Form 10 filed with the SEC on May 2, 1994).

4.1 Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Corporation's Form 10 filed with SEC on May 2, 1994).

10.1 Employment Agreement, dated as of October 1, 2002, between the Corporation and Harry S. Smith.

13.1              Annual Report to Shareholders  for the year ended December 31,
                  2002.

21.1              Subsidiaries  of  the  Corporation   (incorporated  herein  by
                  reference to Exhibit 1 to the Company's Form 10-K filed with SEC on April 2, 2001).

23.1              Consent of Yount, Hyde & Barbour, P.C.

99.1              Statement   of  Chief   Executive   Officer   Pursuant  to  18
                  U.S.C.ss.1350.

99.2              Statement   of  Chief   Financial   Officer   Pursuant  to  18
                  U.S.C.ss.1350.