Form 10QSB
period 2003-03-31
FIRST NATIONAL CORP /VA/
filed 2003-05-15
CIK 719402

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ x ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number  0-23976

FIRST NATIONAL CORPORATION

 (Exact Name of Registrant as Specified in its Charter)

VIRGINIA (State or Other Jurisdiction of Incorporation or Organization)	54-1232965 (I.R.S. Employer Identification No.)

112 WEST KING STREET, STRASBURG, VIRGINIA 22657

(Address of Principal Executive Offices)

540-465-9121

(Registrant’s Telephone Number, Including Area Code)

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

As of May 11, 2003, the number of outstanding shares of registrant’s common stock, par value $5.00 per share was: 731,031.

PART I.   FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(In thousands of dollars except share data)

ASSETS:	(Unaudited) March 31, 2003	(Audited) December 31, 2002

Cash and due from banks	$ 10,891	$ 14,920
Federal funds sold	10,889	2,791
Securities available-for-sale, at fair value	53,143	54,485
Loans held for sale	381	1,348
Loans, net of allowance for loan losses of $2,261 and $2,162	219,619	210,440
Bank premises and equipment, net	8,869	8,424
Accrued interest receivable	1,245	1,403
Other assets	2,672	2,125
Total assets	$ 307,709	$ 295,936
LIABILITIES:
Deposits Non-interest bearing demand deposits	$ 40,973	$ 36,581
Savings and interest bearing demand deposits	110,056	107,119
Time deposits	102,753	99,312
Total deposits	253,782	243,012

Long-term debt	26,593	26,605
Trust preferred capital notes	3,000	--
Accrued expenses and other liabilities	2,302	2,065
Total liabilities	285,677	271,682
STOCKHOLDERS’ EQUITY:
Common stock; par value $2.50 per share; authorized 4,000,000 shares; issued and outstanding 1,462,062 shares March 31, 2003 and 1,580,062 shares December 31, 2002 *	$ 3,655	$ 3,950
Surplus	1,465	1,465
Retained earnings	15,971	17,659
Accumulated other comprehensive income	941	1,180
Total stockholders’ equity	22,032	24,254
Total liabilities and stockholders’ equity	$ 307,709	$ 295,936

Notes to consolidated financial statements are an integral part of these statements.

*Restated to give retroactive effect to two for one stock split declared on April 16, 2003 and payable as of May 30, 2003.

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(In thousands of dollars except per share data)

(Unaudited)

	Three Months Ended March 31, 2003 2002
INTEREST AND DIVIDEND INCOME: Interest and fees on loans	$ 3,699	$ 3,499
Interest on federal funds sold Interest on deposits in banks Interest and dividends on securities available for sale: Taxable	15 10 504	36 7 460
Nontaxable	72	77
Total interest and dividend income	4,300	4,079
Interest on long-term debt	406	430
Total interest expense	1,775	1,864
Net interest income	2,525	2,215
Provision for loan losses	158	90
Net interest income after provision for loan losses	2,367	2,125
NONINTEREST INCOME: Service charges and other fees	527	241
Gains on sale of securities	16	70
Gains on sale of loans	80	37
Other	182	171
Total non-interest income	805	519
NONINTEREST EXPENSE: Salaries and employee benefits	1,030	793
Occupancy expense	128	114
Equipment expense Advertising	179 73	134 64
Professional Fees	72	41
Other operating expense	583	474
Total non-interest expenses	2,065	1,620
Income before income taxes	1,107	1,024
Provision for income taxes	363	322
NET INCOME	$ 744	$ 702
EARNINGS PER COMMON SHARE, basic and diluted *	0.49	0.45
CASH DIVIDENDS PER COMMON SHARE* AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED *	0.19 1,534,173	0.17 1,580,062

Notes to consolidated financial statements are an integral part of these statements.

*Restated to give retroactive effect to two for one stock split declared on April 16, 2003 and payable as of May 30, 2003.

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2003 and 2002

(In thousands of dollars)

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2001	$3,950	$ 1,465	$ 15,770	$ 415		$21,600
Comprehensive Income:
Net income	--	--	702		$ 702	702
Other comprehensive income, net of tax Unrealized holding gains (losses) on securities available-for-sale arising during the period (net of tax of $38)					75
Reclassification on adjustment (net of tax of $24)					(46)
Other comprehensive (loss) income (net of tax of $62)	--	--	--	(121)	(121)	(121)
Total comprehensive income					$ 581
Cash dividends declared	--	--	(269)	--		(269)
Balance, March 31, 2002	$3,950	$1,465	$16,203	$ 294		$ 21,912
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2002	$ 3,950	$ 1,465	$ 17,659	$ 1,180		$ 24,254
Comprehensive income:
Net income -- -- -- Other comprehensive loss net of tax, unrealized (loss) arising during the period (net of tax, $117)	--	--	744		$ 744 (228)	744
Reclassification adjustment (net of tax, $6)					(11)
Other comprehensive loss (net of tax, $123)	--	--		(239)	(239)	(239)
Total comprehensive income					$ 505
Acquisition of 118,000 shares of common stock *	(295)		(2,154)			(2,449)
Cash dividends declared	--	--	(278)	--		(278)
Balance, March 31, 2003	$3,655	$1,465	$15,971	$ 941		$ 22,032

Notes to consolidated financial statements are an integral part of these statements

*Restated to give retroactive effect to two for one stock split declared on April 16, 2003 and payable as of May 30, 2003.

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2003	2002
Net income	$ 744	$ 702
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation and amortization	138	98
Origination of loans available for sale	(5,197)	(3,347)
Proceeds from loans available for sale	6,243	3,384
Provision for loan losses	158	90
(Gain) on sale of securities available-for-sale	(16)	(70)
Accretion of security discounts	(3)	(3)
(Gain) on sale of loans	(80)	(37)
Amortization of security premiums, net	121	72
Changes in other assets and other liabilities:
Decrease in accrued interest receivable	157	48
(Increase) in other assets	(121)	(319)
Increase in accrued expenses and other liabilities	361	423
Net cash provided by operating activities	$ 2,505	$ 1,041
CASH FLOWS FROM INVESTING ACTIVITIES: Net (increase) decrease in loans	(9,336)	1,347
Purchase of securities available-for-sale	(5,567)	(6,487)
Proceeds from sales of securities available-for-sale	1,081	2,097
Proceeds from calls, maturities, and principal payments on securities available-for-sale	4,937	2,416
(Increase) in federal funds sold	(8,098)	(3,858)
Purchase of bank premises and equipment	(582)	(347)
Net cash (used in) investing activities	$ (17,565)	$ (4,832)
CASH FLOWS FROM FINANCING ACTIVITIES: Net increase in demand and savings deposits	$ 7,329	$ 5,576
Net increase (decrease) in time deposits	3,441	(1,144)
Net (decrease) in long-term debt	(12)	(2,065)
Proceeds from issuance of trust preferred capital notes	3,000	--
Cash dividends paid	(278)	(269)
Acquisition of common stock	(2,449)	--
Net cash provided by financing activities	$ 11,031	$ 2,098
Net (decrease) in cash and cash equivalents	(4,029)	(1,693)
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD	14,920	6,754
CASH AND CASH EQUIVALENTS – END OF PERIOD	$ 10,891	$ 5,061

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$ 1,813	$ 1,945
Cash payments for income taxes	$ 0	$ 0

Notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

General

The accompanying unaudited consolidated financial statements of First National Corporation and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of March 31, 2003 and December 31, 2002, the results of operations for the three months ended March 31, 2003 and 2002, and statements of cash flows and changes in stockholders’ equity for the three months ended March 31, 2003 and 2002.

Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.

Investment Securities

Amortized cost and carrying amount (estimated market value) of securities available-for-sale are summarized as follows:

	March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In Thousands of Dollars)
Obligations of U.S. government corporations and agencies	$ 43,018	$ 1,154	$ --	$ 44,172
Obligations of state/political subdivisions	6,952	234	--	7,186
Corporate securities	3	39	--	42
Other securities	1,743	0	--	1,743

	$ 51,716	$1,427	$ --	$ 53,143

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In Thousands of Dollars)
Obligations of U.S. government corporations and agencies	$ 44,419	$ 1,423	$ --	$ 45,902
Obligations of states/political subdivisions	6,002	235	--	6,237
Corporate securities	4	71	--	75
Other securities	2,271	--	--	2,271

	$ 52,696	$ 1,789	$ --	$ 54,485

3.

    Loans

Major classifications of loans are summarized as follows:

	March 31, 2003	December 31, 2002
	(In thousand of dollars)
Commercial	$ 31,758	$ 28,606
Real estate –1-4 family residential	54,322	58,705
Real estate –secured by farmland	2,087	2,112
Real estate –non-farm, non-residential	71,307	67,680
Real estate –construction	13,425	12,172
Consumer	48,981	43,327
Total loans	221,880	212,602
Less unearned income	0	0
Less allowance for loan losses	(2,261)	(2,162)
Loans, net	$ 219,619	$ 210,440

FIRST NATIONAL CORPORATION

 Notes to Consolidated Financial Statements

(Unaudited)

4.      Capital Requirements

A comparison of the capital of the Company and its wholly-owned subsidiary, First Bank (the “Bank”), as of March 31, 2003 with the minimum regulatory guidelines is as follows:

	Actual	Minimum Guidelines	Minimum to be “Well-Capitalized”
Total Risk-Based Capital: Company	11.51%	8.00%	--
Bank	11.41%	8.00%	10.00%
Tier 1 Risk-Based Capital:
Company	10.51%	4.00%	--
Bank	10.42%	4.00%	6.00%
Leverage Ratio: Company	8.11%	4.00%	--
Bank	8.02%	4.00%	5.00%

8

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-Looking Statements

This management’s discussion and analysis and other portions of this report, contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of  goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward-looking statements can be identified by use of words such as “may,” “will,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company does undertake to update any forward-looking statements to reflect occurrences or events that may not have been anticipated as of the date of such statements.

General

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of First National Corporation and subsidiaries (the “Company”) as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for First Bank  (the “Bank”), a Virginia state chartered bank that offers a full range of banking services through nine branch offices, principally to individuals and small to medium-size businesses in the Northern Shenandoah Valley area, including the counties of Shenandoah, Frederick and Warren.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP).  The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical factors that we use.  In addition, GAAP itself may change from one previously acceptable method to another method.  Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio.  The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114,  Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has three basic components:  the specific allowance, the formula allowance and the unallocated allowance.  Each of these components is determined based upon estimates that can and do change when the actual events occur.  The specific allowance is used to individually allocate an allowance for loans identified for impairment testing.  Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral.  These factors are combined to estimate the probability and severity of inherent losses.  When impairment is identified, then a specific reserve is established based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. The formula allowance is used for estimating the loss on internally risk rated loans exclusive of those identified for impairment testing.  The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as, impaired loans are segregated from performing loans within the portfolio.  Each loan type is assigned an allowance factor based on management’s estimate of the associated risk, complexity and size of the individual loans within the particular loan category.  Classified loans are assigned a higher allowance factor than non-rated loans due to management’s concerns regarding collectibility or management’s knowledge of particular elements surrounding the borrower.  Allowance factors grow with the worsening of the internal risk rating.  The unallocated formula is used to estimate the loss of non-classified loans.  These non-classified loans are segregated by loan type and allowance factors are assigned by management based primarily on loss history and economic conditions. The factors assigned differ by loan type.  The unallocated allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

Results of Operations

Total assets increased $11.8 million, or 4.0%, from $295.9 million at December 31, 2002 to $307.7 million at March 31, 2003 as total deposits grew $10.8 million, or 4.4%, from $243.0 million to $253.8 million. The deposit growth and the $1.3 million decline in securities funded an increase in total loans of $9.2 million. Federal funds sold increased $8.1 million.

The most deposit growth occurred in demand deposits, which increased $4.4 million or 12.0%, from $36.6 million at December 31, 2002 to $41.0 million at March 31, 2003. Other deposit categories also increased, with savings and interest bearing demand deposits increasing $2.9 million, or 2.8%, from $107.1 million to $110.1 million.  Time deposits rose $3.5 million or 3.5% during the period.

For the three months ended March 31, 2003 net income of $744 thousand reflected an increase of 6.0% compared to $702 thousand for the three months ended March 31, 2002 as net interest income increased $310 thousand, or 14.0%, non-interest income rose $286 thousand, or 55.1%, and non-interest expense was up $445 thousand, or 27.5%. Provisions for loan losses for the three-month period increased over the prior year by $68 thousand. Earnings per share of $.49 were up $0.04, or 8.9% from $.45 for the comparable period in 2002. The Company’s annualized return on average assets and return on average equity were 1.00% and 12.80%, respectively, for the current three month period compared to 1.13% and 12.93%, respectively, for the three months ended March 31, 2002.

Stockholders’ equity decreased $2.2 million from $24.2 million at December 31, 2002 to $22.0 million at March 31, 2003 on earnings of $744 thousand, a decrease in accumulated other comprehensive income of $239 thousand, while paying cash dividends of $278 thousand.  On February 26, 2003 the corporation repurchased 118,000 (as restated for a two-for-one common stock split declared on April 16, 2003 and payable on May 30, 2003) shares of outstanding common stock at a cost of $2.4 million.

Net Interest Income

Net interest income increased $310 thousand, or 14.0%, from $2.2 million for the three months ended March 31, 2002 to $2.5 million for the three-month period ended March 31, 2003. Although total average earning assets outstanding grew from $237.4 million during the first three months of 2002 to $279.7 million for the current three month period, the net interest spread remained approximately the same (3.19% in 2003 vs. 3.18% in 2002).  The net interest margin on earning assets declined from 3.80% for the three months ended March 31, 2002 to 3.68% for the three month period ended March 31, 2003. As interest-earning assets repriced faster than interest-bearing liabilities during a declining interest rate environment, the Company’s yield on interest-earning assets dropped 72 basis points from 6.94% for the three months ended March 31, 2002 to 6.22% for the three months ended March 31, 2003, while the average rate paid on interest-bearing liabilities decreased 73 basis points from 3.76% to 3.03%, as a result the net interest spread increased 1 basis point.  The following table shows the average balance sheet, interest rate spread and net interest margin for the three months ended March 31, 2003 and 2002.

FIRST NATIONAL CORPORATION

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                                 Three Months Ended March 31,

		2003			2002

		Annual			Annual
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)
ASSETS
Balances at correspondent banks - interest bearing	$1,809,633	$10,573	2.34%	$1,025,597	$7,440	2.90%

Securities:
Taxable	46,262,773	504,212	4.36%	35,228,106	454,728	5.16%
Tax-exempt (1)	6,058,036	108,489	7.16%	6,450,137	117,262	7.27%
Total Securities	52,320,809	612,701	4.68%	41,678,243	571,990	5.49%

Loans: (2)
Taxable	218,402,612	3,678,165	6.74%	185,111,597	3,485,377	7.53%
Tax-exempt (1)	1,691,812	31,220	7.38%	1,037,662	20,382	7.86%
Total Loans	220,094,424	3,709,385	6.74%	186,149,259	3,505,759	7.53%
Federal funds sold	5,442,467	15,166	1.11%	8,539,289	35,717	1.67%
Total earning assets	279,667,333	4,347,825	6.22%	237,392,388	4,120,906	6.94%
Less: allowance for loan losses	(2,230,454)			(2,005,187)
Total non-earning assets	19,953,616			13,415,036
Total Assets	$297,390,495			$248,802,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing deposits:
Checking	$53,099,536	$211,678	1.59%	$14,069,586	$32,128	0.91%
Money market savings	9,165,602	22,651	0.99%	7,392,783	30,831	1.67%
Regular savings	45,135,894	100,035	0.89%	60,032,646	292,222	1.95%
Time deposits:
Less than $100,000	66,842,443	704,062	4.21%	60,372,421	767,475	5.08%
$100,000 and more	33,689,585	330,726	3.93%	28,331,658	311,617	4.40%
Total interest bearing deposits	207,933,060	1,369,152	2.63%	170,199,094	1,434,273	3.37%

Federal funds purchased	0	0	--	0	0	--
Long-term debt	26,766,589	406,416	6.07%	28,103,643	429,686	6.12%
Total interest bearing liabilities	234,699,649	1,775,568	3.03%	198,302,737	1,863,959	3.76%

Non-interest bearing liabilities:
Demand deposits	37,148,957			26,813,460
Other liabilities	2,286,435			1,973,358
Total liabilities	274,135,041			227,089,555
Stockholders' equity	23,255,454			21,712,682
Total liabilities and stockholders' equity	$297,390,495			$248,802,237

Net interest income		$2,572,257			$2,256,947
Interest rate spread			3.19%			3.18%
Interest expense as a percent of average earning assets			2.54%			3.14%

Net interest margin			3.68%			3.80%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 2003 and 2002.

(2) Loans placed on a nonaccrual status are reflected in the balances.

(3) Annualized

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the three months ended March 31, 2003 charge-offs totaled $68 thousand compared to $41 thousand for the same period ended March 31, 2002. The provision for loan loss expense in the first three months of 2003 and 2002 was $158 thousand and $90 thousand, respectively.  The total allowance for loan losses of $2.3 million at March 31, 2003 increased 4.6% from $2.2 million at December 31, 2002, and increased 11.5%, from $2.0 million at March 31, 2002. The increases in the total allowance for loan losses are reflective of charge-off activity, identified problem loans and the growth in loans as net loans outstanding increased $9.2 million, or 4.4%, from $210.4 million at December 31, 2002 to $219.6 million at March 31, 2003 and increased $35.4 million, or 19.2%, from $184.2 million at March 31, 2002. Identified problem loans increased from $2.7 million at March 31, 2002 to $4.1 million as of  March 31, 2003.

Management feels that the allowance for loan losses is adequate. There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

The Company generates a monthly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses.  In addition, internal loan reviews are performed on a regular basis.  The determination of the allowance for loan losses is based on applying qualitative and quantitative factors to each category of loans along with any specific allowance for impaired and adversely classified loans within the particular category.  The resulting sum is then combined to arrive at a total allowance for all categories.  The Company assigns acceptable ranges of allowance factors to each loan category for consideration of the qualitative factors.  The total allowance required changes as the various types and categories of loans change as a percentage of total loans and as specific allowances are required due to an increase in impaired and adversely classified loans. See “Critical Accounting Policies” above for additional information.

The following schedule summarizes the changes in the allowance for loan losses:

	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended
	March 31, 2003	March 31, 2002	December 31, 2002
	(In Thousands of Dollars)

Allowance, at beginning of period	$ 2,162	$1,976	$1,976
Provision charged against income	158	90	405
Recoveries	9	3	31
Losses charged to reserve	(68)	(41)	(250)

Net (charge-offs) recoveries	(59)	(38)	(219)
Allowance, at end of period	$ 2,261	$2,028	$2,162

Ratio of annualized net charge-offs during the period to average loans outstanding for the period	.10%	.09%	.08%

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed properties).  The total non-performing assets and loans that are 90 days or more past due and still accruing interest decreased 34% from $1.42 million at December 31, 2002 to $939 thousand at March 31, 2003, and increased $239 thousand, or 34.1%, from $700 thousand at March 31, 2002.

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

The ratio of non-performing assets and loans past due 90 days and still accruing to total assets decreased from 0.67% at December 31, 2002 to 0.43% at March 31, 2003, and increased from 0.38% at March 31, 2002. This ratio is expected to remain at its low level relative to the Company’s peers; however it may increase from its current level. This expectation is based on identified problem loans on March 31, 2003.  As of March 31, 2003, there were $4.1 million of loans for which management has identified risk factors which could impair repayment in accordance with their terms, compared to $3.1 million at December 31, 2002. These loans are mostly for commercial business purposes, are currently performing and generally are well-secured.

Non-performing assets consist of the following:

	March 31, 2003	March 31, 2002	December 31, 2002
	(In Thousands of Dollars)

Non-accrual loans	$ 260	$ 189	$ 166
Impaired loans	84	48	26
Total non-performing assets	344	237	192
Loans past due 90 days and still Accruing	595	463	1,231
Total non-performing assets and loans past due 90 days and still accruing	$ 939	$ 700	$ 1,423

As a percentage of total loans	0.43%	0.38%	0.67%
As a percentage of total assets	0.31%	0.28%	0.48%

Non-Interest Income

Non-interest income increased $286 thousand, or 55.1%, from $519 thousand for the three months ended March 31, 2002 to $805 thousand for the same period ended March 31, 2003.  Service charges and other fees grew $286 thousand, or 118.7%, from $241 thousand for the three months ended March 31, 2002 to $527 thousand for the current three month period due to overall growth in deposit accounts and the installation of an overdraft privilege program.

Non-Interest Expense

For the three months ended March 31, 2003, non-interest expense increased $445 thousand, or 27.5%, compared to the same period in 2002.

Salaries and employee benefits have increased $237 thousand for the three-month period ended March 31, 2003, primarily as a result of additional employees.  Other operating expense increases of $208 thousand for the three months ended March 31, 2003 were up 25.2% due mostly to higher advertising and stationery and supply costs as a direct result from the increased number of deposit accounts.  As a percentage of total revenue sources (tax equivalent net interest and non-interest income) non-interest expense increased from 59.3% for the three months ended March 31, 2002 to 61.6% for the same period in 2003.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 34%.  Provision for income taxes totaled $363 thousand and $322 thousand for the three months ended March 31, 2003 and 2002, respectively.

Capital

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces.  The adequacy of the Company’s capital is reviewed by management on an ongoing basis.  Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

The capital position of the Bank continues to meet regulatory requirements.  The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios.  Tier 1 capital consists of common stockholders’ equity less goodwill.  Total risk-based capital consists of Tier 1 capital and the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets.  The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end.  The Bank’s Tier 1 risk-based capital ratio was 10.42% at March 31, 2003, compared to 10.35% at December 31, 2002.  The total risk-based capital ratio was 11.41% at March 31, 2003, compared to 11.33% at December 31, 2002.  The Bank’s leverage ratio was 8.02% at March 31, 2003 compared to 7.81% at December 31, 2002. Based on these ratios, the Bank is considered “well capitalized” under regulatory prompt corrective action guidelines. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 10.51%, 11.51% and 8.11%, respectively, at March 31, 2003.

Recent Accounting Pronouncements

The Company has determined that there has been no impact on the consolidated financial statements as a result of recent accounting pronouncements.

Trust Preferred Capital Notes

On March 11, 2003, First National (VA) Statutory Trust I ("the Trust"), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities.  On March 26, 2003, $3 million of trust preferred securities were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest.  The interest rate at March 31, 2002 was 4.41%.  The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008.  The principal asset of the Trust is $3 million of the Company's junior subordinated debt securities with maturities and interest rates like the capital securities.

The Trust preferred securities may be included in Tier I capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier I capital, including total trust preferred securities.  The portion of the trust preferred securities not considered as Tier I capital, if any, may be included in Tier 2 capital.  The total amount ($3 million) of trust preferred securities issued by the Trust can be included in the Company's Tier I capital.

Repurchase of Common Stock

On February 25, 2003, the Company purchased and retired 118,000 (as restated for the two-for-one stock split) shares of outstanding common stock of the Company. This purchase was approved by the Board of Directors at the February 19, 2003 meeting of the board.

Subsequent Events

On April 16, 2003, the Board of Directors of the Company declared a two for one stock split of the Company's common stock, including authorized and unissued shares.  Both 2003 and 2002 financial statements have been restated to reflect the stock split, as appropriate. The stock split is payable on May 30, 2003 to shareholders of record April 30, 2003. After the stock split is completed, the Company will have 4 million shares of common stock authorized and 1,462,062 shares outstanding at a par value of $2.50 per share.

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

Item 3.

Defaults Upon Senior Securities - None

Item 4.

Submission of Matters to a Vote of Security Holders - None

Item 5.

Other Information - None

Item 6.

Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibit 99.1    Statement of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 99.2    Statement of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

b)   Reports on Form 8-K

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on February 26, 2003. The Form 8-K reported Items 5 and 7 and attached as an exhibit and incorporated by reference a press release that reported that the Company had repurchased 59,000 shares of its Common Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 12, 2003

BY

 /s/ Harry S. Smith

Harry S. Smith, President & CEO

Date:  May 12, 2003

BY

 /s/ Stephen C. Pettit

Stephen C. Pettit, Senior Vice

President Chief Financial Officer

CERTIFICATIONS

I, Harry S. Smith, President and Chief Executive Officer, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of the First National Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

[Signature]_/s/ Harry S. Smith

Harry S. Smith, President & CEO

CERTIFICATIONS

I, Stephen C. Pettit, Senior Vice President and Chief Financial Officer, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of First National Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors :

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

[Signature]_/s/ Stephen C. Pettit

Stephen C. Pettit, Sr. Vice President

and Chief Financial Officer