Form 10QSB
period 2003-06-30
FIRST NATIONAL CORP /VA/
filed 2003-08-14
CIK 719402

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


                         Commission file number 0-23976

                           FIRST NATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


              VIRGINIA                                  54-1232965
------------------------------------       ------------------------------------
   (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
 of Incorporation or Organization)


                 112 WEST KING STREET, STRASBURG, VIRGINIA 22657
                 -----------------------------------------------
                    (Address of Principal Executive Offices)


                                  540-465-9121
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)



Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No ___.

As of AUGUST 11, 2003, the number of outstanding shares of registrant's common stock, par value $2.50 per share was: 1,462,062.

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           FIRST NATIONAL CORPORATION
                           Consolidated Balance Sheets
                 (In thousands of dollars except per share data)


                                                                                  (Unaudited)              (Audited)
                                                                                    June 30,              December 31,
    ASSETS:                                                                           2003                    2002
                                                                           --------------------- ----------------------

       Cash and due from banks                                                        $  14,844              $  14,920
       Federal funds sold                                                                11,789                  2,791
       Securities available-for-sale, at fair value                                      53,245                 54,485
       Loans held for sale                                                                    -                  1,348
       Loans, net of allowance for loan
         losses of $2,369 and $2,162                                                    225,380                210,440
       Bank premises and equipment, net                                                  10,180                  8,424
       Accrued interest receivable                                                        1,351                  1,403
       Other assets                                                                       2,954                  2,125

                                                                           -------------------------------------------
          Total assets                                                                $ 319,743              $ 295,936
                                                                           ===========================================

    LIABILITIES:
       Deposits
         Non-interest bearing demand deposits                                          $ 51,971               $ 36,581
          Savings and interest bearing demand deposits                                  109,313                107,119
          Time deposits                                                                 104,160                 99,312
                                                                           -------------------------------------------
          Total deposits                                                                265,444                243,012

       Long-term debt                                                                    26,580                 26,605
       Trust preferred capital notes                                                      3,000                     --
       Accrued expenses and other liabilities                                             2,052                  2,065
                                                                           -------------------------------------------
          Total liabilities                                                             297,076                271,682

     STOCKHOLDERS' EQUITY:
        Common stock; par value $2.50 and $5.00 per share; authorized                   $ 3,655                $ 3,950
        4,000,000 and 2,000,000 shares;  issued and outstanding
        1,462,062 shares June 30, 2003 and outstanding 790,031 shares
        December 31, 2002, respectively
        Surplus                                                                           1,465                  1,465
        Retained earnings                                                                16,486                 17,659
        Accumulated other comprehensive income
                                                                                          1,061                  1,180
           Total stockholders' equity                                                    22,667                 24,254
                                                                           -------------------------------------------
           Total liabilities and stockholders' equity                                 $ 319,743              $ 295,936
                                                                           ===========================================

Notes to consolidated financial statements are an integral part of these statements.

                           FIRST NATIONAL CORPORATION
                        Consolidated Statements of Income
                 (In thousands of dollars except per share data)
                                   (Unaudited)


                                                         Three Months Ended
                                                               June 30,
                                                         2003             2002
                                                         ----             ----

INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                            $ 3,903         $ 3,533
  Interest on federal funds sold                             10              26
  Interest on deposits in banks                               8               7
  Interest and dividends on securities available
    for sale:
        Taxable                                             469             547
        Nontaxable                                           89              77
                                                      ---------       ---------
    Total interest and dividend income                    4,479           4,190

INTEREST EXPENSE:
  Interest on deposits                                    1,341           1,502
  Interest on federal funds purchased                         1               -
  Interest on long-term debt                                411             410
    Total interest expense                                1,753           1,912
                                                      ---------       ---------
    Total non-interest income                             2,726           2,278

Provision for loan losses                                   172              90
                                                      ---------       ---------
  Net interest income after
    provision for loan losses                             2,554           2,188
                                                      ---------       ---------

NONINTEREST INCOME:
  Service charges and other fees                            580             250
  Gains on sale of securities                                 -              44
  Gains on sale of loans                                    133              32
  Other                                                     199             187
                                                      ---------       ---------
    Total non-interest income                               912             513

NONINTEREST EXPENSES:
  Salaries and employee benefits                          1,175             816
  Occupancy expense                                         123             121
  Equipment expense                                         183             146
  Advertising                                                84              96
  Professional fees                                          73              24
  Other operating
    expense                                                 636             506
                                                      ---------       ---------
    Total non-interest expenses                           2,274           1,709
                                                      ---------       ---------
    Income before income taxes                            1,192             992
  Provision for income taxes                                400             316
                                                      ---------       ---------
NET INCOME                                                 $792           $ 676
                                                      =========       =========

EARNINGS PER COMMON SHARE,
   basic and diluted *                                     0.54            0.43
                                                      =========       =========

CASH DIVIDENDS PER COMMON SHARE*                           0.19            0.17
   Average common shares outstanding                  =========       =========
   basic and diluted *                                1,462,062       1,580,062
                                                      =========       =========



Notes to consolidated financial statements are an integral part of these statements.

*Restated to give retroactive effect of the two-for-one stock split declared on April 16, 2003 and payable as of May 30, 2003.

                           FIRST NATIONAL CORPORATION
                        Consolidated Statements of Income
                 (In thousands of dollars except per share data)
                                   (Unaudited)

                                                          Six Months Ended
                                                               June 30,
                                                       2003            2002
                                                       ----            ----

INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                          $ 7,602         $ 7,032
  Interest on federal funds sold                           25              62
  Interest on deposits in banks                            18              14
  Interest and dividends on securities available
    for sale:
        Taxable                                           973           1,007
        Nontaxable                                        161             154
                                                    ---------       ---------
    Total interest and dividend income                  8,779           8,269

INTEREST EXPENSE:
  Interest on deposits                                  2,710           2,936
  Interest on federal funds purchased                       1               -
  Interest on long-term debt                              817             840
     Total interest expense                             3,528           3,776
      Net interest income                               5,251           4,493


Provision for loan losses                                 330             180
                                                    ---------       ---------
  Net interest income after
     provision for loan losses                          4,921           4,313

NONINTEREST INCOME:
  Service charges and other fees                        1,107             491
  Gains on sale of securities                              16             114
  Gains on sale of loans                                  213              69
  Other                                                   381             358
                                                    ---------       ---------
    Total non-interest income                           1,717           1,032

NONINTEREST EXPENSES:
  Salaries and employee benefits                        2,205           1,609
  Occupancy expense                                       251             235
  Equipment expense                                       362             280
  Advertising                                             157             160
  Professional fees                                       145              65
  Other operating expense                               1,219             980
                                                    ---------       ---------
    Total non-interest expenses                         4,339           3,329
                                                    ---------       ---------
    Income before income taxes                          2,299           2,016
  Provision for income taxes                              763             638
                                                    ---------       ---------
NET INCOME                                             $1,536          $1,378
                                                    =========       =========

EARNINGS PER COMMON SHARE,
   basic and diluted *                                  $1.03           $0.87
                                                    =========       =========

CASH DIVIDENDS PER COMMON SHARE*                        $0.37           $0.34
                                                    =========       =========
   Average common shares outstanding
   basic and diluted *                              1,497,918       1,580,062
                                                    =========       =========


Notes to consolidated financial statements are an integral part of these statements.

*Restated to give retroactive effect of the two-for-one stock split declared on April 16, 2003 and payable as of May 30, 2003.

                           FIRST NATIONAL CORPORATION
           Consolidated Statements of Changes in Stockholders' Equity
                 For the six months ended June 30, 2003 and 2002
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                           Accumulated
                                                                                                 Other
                                                  Common                 Retained        Comprehensive   Comprehensive
                                                   Stock      Surplus    Earnings        Income (Loss)          Income        Total
                                              ----------- ------------ ----------- -------------------- --------------- ------------
Balance, December 31, 2001                        $3,950      $ 1,465    $ 15,770                $ 415                      $21,600

Comprehensive Income:
  Net income                                          --           --       1,378                               $1,378        1,378
Other comprehensive income, net of tax
     Unrealized holding gains on
     securities available-for-sale arising
     during the period (net of tax of $257)                                                                        499
Reclassification on adjustment (net of tax                                                                        (75)
      of $39)
Other comprehensive income                            --           --          --                  424             424          424
      (net of tax of $218)
     Total comprehensive income                                                                                 $1,802
                                                                                                                ======
Cash dividends paid $.34                              --           --       (537)                   --                        (537)
                  --- ----                        ------      -------    --------                -----                      -------
Balance, June 30, 2002                            $3,950      $ 1,465    $ 16,611                $ 839                     $ 22,865
                                                  ======      =======    ========                =====                     ========

                                                                                           Accumulated
                                                  Common                 Retained  Other Comprehensive    Comprehensive
                                                   Stock      Surplus    Earnings         Income (Loss)      Income        Total
                                              ----------- ------------ ----------- -------------------- --------------- ------------
Balance, December 31, 2002                       $ 3,950      $ 1,465    $ 17,659               $1,180                     $ 24,254
Comprehensive income:
  Net income                                          --           --       1,536                              $ 1,536        1,536
 Other comprehensive loss net of tax,
       unrealized (loss) arising during the
        period (net of tax, $57)                                                                                 (108)
  Reclassification adjustment (net of tax, $5)                                                                    (11)
                                                                                                                  ----
  Other comprehensive loss (net of
    tax, $62)                                         --           --                            (119)           (119)        (119)
                                                                                                                 -----
  Total comprehensive income                                                                                    $1,417
                                                                                                                ======
 Acquisition of 118,000 shares of common stock      (295)                  (2,154)                                           (2,449)

Cash dividends paid $.38                              --           --       (555)                   --                        (555)
                                                  ------       ------     -------              -------                     --------
Balance, June 30, 2003                            $3,655       $1,465     $16,486              $ 1,061                     $ 22,667
                                                  ======       ======     =======              =======                     ========

Notes to consolidated financial statements are an integral part of these statements

                           FIRST NATIONAL CORPORATION
                      Consolidated Statements of Cash Flows
                            (In thousands of dollars)
                                   (Unaudited)

                                                                       Six Months Ended
                                                                            June 30,
                                                                     --------------------

                                                                       2003        2002
                                                                       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $  1,536    $  1,378
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                    286         205
         Origination of loans available for sale                      (14,436)     (6,010)
         Proceeds from loans available for sale                        15,997       6,788
         Provision for loan losses                                        330         180
         (Gain) on sale of securities available-for-sale                  (16)       (114)
         Accretion of security discounts                                  (17)         (7)
         (Gain) on sale of loans                                         (213)        (69)
         Amortization of security premiums, net                           282         139
         Changes in other assets and other liabilities:
            (Increase) decrease in accrued interest receivable             52         (70)
            (Increase) in other assets                                   (303)       (205)
            Increase in accrued expenses and other liabilities             48         153
                                                                     --------    --------
              Net cash provided by operating activities              $  3,546    $  2,368
                                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) in loans                                          $(15,270)   $ (9,281)
    Purchase of securities available-for-sale                         (11,570)    (17,574)
    Proceeds from sales of securities available-for-sale                1,081       5,352
    Proceeds from calls, maturities, and principal payments on
      securities available-for-sale                                    10,773       4,636
    (Increase) in federal funds sold                                   (8,998)       (215)
    Purchase of bank premises and equipment                            (2,041)     (1,191)
                                                                     --------    --------
              Net cash (used in) investing activities                $(26,025)   $(18,273)
                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand and savings deposits                      $ 17,584    $ 17,748
    Net increase in time deposits                                       4,848       5,906
    Net (decrease) in long-term debt                                      (25)     (2,076)
    Proceeds from issuance of trust preferred capital notes             3,000        --
    Cash dividends paid                                                  (555)       (537)
    Acquisition of common stock                                        (2,449)       --
                                                                     --------    --------
              Net cash provided by financing activities              $ 22,403    $ 21,041
                                                                     --------    --------


              Net increase (decrease) in cash and cash equivalents        (76)   $  5,136

CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD                       14,920       6,754
                                                                     --------    --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                            $ 14,844    $ 11,890
                                                                     ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest                                           $  3,574    $  3,800
                                                                     ========    ========
Cash payments for income taxes                                       $    690    $    578
                                                                     ========    ========

INVESTING AND FINANCING
                                                                     --------    --------
Unrealized gain (loss) on securities available for sale              $   (181)   $    642
                                                                     ========    ========

Notes to consolidated financial statements are an integral part of these statements.

                           FIRST NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    General

      The accompanying unaudited consolidated financial statements of First National Corporation and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of June 30, 2003 and December 31, 2002, the results of operations for the three and six months ended June 30, 2003 and 2002, and statements of cash flows and changes in stockholders' equity for the six months ended June 30, 2003 and 2002.

      Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.    Investment Securities

       Amortized cost and carrying amount (estimated market value) of securities available-for-sale are summarized as follows:


                                                                               June 30, 2003
                                                       ---------------------------------------------------------------
                                                                             Gross           Gross        Estimated
                                                          Amortized       Unrealized      Unrealized    Market Value
                                                               Cost          Gains          Losses
                                                       ---------------- ---------------- -------------- --------------
                                                                             (in thousands of dollars)
Obligations of U.S. government corporations
  and agencies                                                $ 43,633          $ 1,158          $  --       $ 44,791
Obligations of state/political subdivisions                      6,417              379             --          6,796
Corporate securities                                                 3               71             --             74
Other securities                                                 1,584               --             --          1,584

                                                       ---------------- ---------------- -------------- --------------
                                                              $ 51,637          $ 1,608          $  --       $ 53,245
                                                       ================ ================ ============== ==============

                           FIRST NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     Securities   available-for-sale   at  December  31,  2002  consist  of  the
following:


                                                                     Gross          Gross        Estimated
                                                     Amortized     Unrealized     Unrealized       Market
                                                       Cost          Gains          Losses          Value
                                                   -------------- ------------- --------------- -------------
                                                                   (in thousands of dollars)
Obligations of U.S. government
 Corporations and agencies                              $ 44,419       $ 1,423           $  --      $ 45,902
Obligations of states/political subdivisions               6,002           235              --         6,237
Corporate securities                                           4            71              --            75
Other securities                                           2,271            --              --         2,271

                                                   -------------- ------------- --------------- -------------
                                                        $ 52,696       $ 1,789           $  --      $ 54,485
                                                   ============== ============= =============== =============

3.      Loans

    Major classifications of loans are summarized as follows:


                                                                       June 30, 2003        December 31, 2002
                                                            -------------------------------------------------
                                                                                (in thousands of dollars)

    Commercial                                                              $ 30,805                $ 28,606
    Real estate -1-4 family residential                                       67,243                  58,705
    Real estate -secured by farmland                                           2,124                   2,112
    Real estate -non-farm, non-residential                                    76,446                  67,680
    Real estate -construction                                                 15,395                  12,172
    Consumer                                                                  35,736                  43,327
                                                            ------------------------- -----------------------
      Total loans                                                            227,749                 212,602
    Less allowance for loan losses                                           (2,369)                 (2,162)
                                                            ------------------------- -----------------------
      Loans, net                                                           $ 225,380               $ 210,440
                                                            ========================= =======================


                           FIRST NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


4.      Capital Requirements

A comparison of the capital of the Company and its wholly-owned subsidiary, First Bank (the "Bank"), as of June 30, 2003 with the minimum regulatory guidelines is as follows:


                                                                                 Minimum              Minimum to be
                                                         Actual                Guidelines          "Well-Capitalized"
                                                         ------                ----------          ------------------
  Total Risk-Based Capital:
     Company                                             11.42%                     8.00%                        --
     Bank                                                11.32%                     8.00%                    10.00%

  Tier 1 Risk-Based Capital:
     Company                                             10.40%                     4.00%                        --
     Bank                                                10.32%                     4.00%                     6.00%
  Leverage Ratio:
      Company                                             7.97%                     4.00%                        --
      Bank                                                7.86%                     4.00%                     5.00%

5.    Trust Preferred Capital Notes

      On March 11, 2003, First National (VA) Statutory Trust I (the "Trust"), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On March 26, 2003, $3 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2003 was 4.16%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of the Trust is $3 million of the Company's junior subordinated debt securities with maturities and interest rates like the capital securities.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

General

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of First National Corporation and its subsidiaries (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for First Bank (the "Bank"), a Virginia state chartered bank that offers a full range of banking services through nine branch offices, principally to individuals and small to medium-size businesses in the Northern Shenandoah Valley area, including the counties of Shenandoah, Frederick and Warren.

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

Our allowance for loan losses has two basic components: the specific allowance and the formula allowance. Both of these components is determined based upon estimates that can and do change when the actual events occur.

The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, analysis of the borrower's overall financial condition, resources and payment record; the prospects for support from financial guarantors; and the fair market value of collateral are used to estimate the probability and severity of inherent losses. Additionally, historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.

The formula allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including residential mortgage loans, installment loans, other consumer loans, as well as outstanding loan commitments. Also, a formula allowance is used for the remaining pool of larger balance, non-homogeneous loans which were not allocated a specific allowance upon their review. The formula allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical delinquency and loss experience, together with analyses that reflect current economic trends and conditions. The formula allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future.

Results of Operations

Total assets increased $23.8 million, or 8.0%, from $295.9 million at December 31, 2002 to $319.7 million at June 30, 2003 as total deposits grew $22.4 million, or 9.2%, from $243.0 million to $265.4 million. The deposit growth funded an increase in loans of $14.9 million and an increase of $9.0 million in federal funds sold.

Deposit growth occurred primarily from demand deposits, which increased $15.4 million or 42.1%, from $36.6 million at December 31, 2002 to $52.0 million at June 30, 2003. Other deposit categories also increased, with savings and interest bearing demand deposits increasing $2.2 million, or 2.1%, from $107.1 million to $109.3 million. Time deposits rose $4.8 million or 4.9% over the prior period.

For the six months ended June 30, 2003 net income of $1.5 million reflected an increase of 11.5% compared to $1.4 million for the six months ended June 30, 2002 as net interest income increased $758 thousand, or 16.9%, non-interest income rose $685 thousand, or 66.4%, and non-interest expense was up $1.0 million, or 30.3%. Provisions for loan losses for the six-month period increased over the prior year by $150 thousand. Earnings per share of $1.03 were up $0.16, or 18.4% from $.87 for the comparable period in 2002. The Company's annualized return on average assets and return on average equity were 1.02% and 13.50% for the current six month period compared to 1.09% and 12.50% for the six months ended June 30, 2002.

Stockholders' equity decreased $1.6 million from $24.2 million at December 31, 2002 to $22.7 million at June 30, 2003 on earnings of $1.5 million, a decrease in accumulated other comprehensive income of $119 thousand, while paying cash dividends of $555 thousand. On February 26, 2003 the corporation repurchased 118,000 shares (as restated for a two for one stock split) of outstanding common stock at a cost of $2.4 million.

Net Interest Income

Net interest income increased $758 thousand, or 16.9%, from $4.5 million for the six months ended June 30, 2002 to $5.3 million for the six-month period ended June 30, 2003. Total average earning assets outstanding grew from $243.1 million as of June 30, 2002 to $282.9 million as of June 30, 2003, and the net interest spread increased from 3.19% in 2002 to. 3.32% in 2003. The net interest margin on earning assets increased from 3.80% for the six months ended June 30, 2002 to 3.82% for the six month period ended June 30, 2003. As interest-bearing liabilities repriced faster than earning assets during a declining interest rate environment, the Company's yield on earning assets dropped 61 basis points from 6.94% for the six months ended June 30, 2002 to 6.33% for the six months ended June 30, 2003, while the average rate paid on interest bearing liabilities decreased 74 basis points from 3.75% to 3.01%; as a result the net interest spread increased 13 basis points. The following table shows the average balance sheet, interest rate spread and net interest margin for the six months ended June 30, 2003 and 2002.

                           FIRST NATIONAL CORPORATION
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                                              Six Months Ended June 30,
                                                                       2003                                2002
                                                                       ----                                ----

                                                      (000)                                 (000)
                                                                     Annual                              Annual
                                                       Average      Income/     Yield/      Average     Income/      Yield/
                                                       Balance      Expense    Rate(3)      Balance     Expense     Rate(3)
                                                       -------      -------    -------      -------     -------     -------
ASSETS
Balances at correspondent banks  - interest             $1,480          $18      2.50%       $1,452         $14       1.98%
bearing

Securities:
          Taxable                                       46,710          973      4.20%       39,459       1,007       5.15%
          Tax-exempt (1)                                 6,505          244      7.56%        6,450         234       7.31%
                                                         -----          ---                   -----         ---
          Total Securities                              53,215        1,217      4.61%       45,909       1,241       5.45%

Loans: (2)
     Taxable                                           221,889        7,560      6.87%      187,345       7,005       7.54%
     Tax-exempt (1)                                      1,747           64      7.36%        1,002          40       7.95%
                                                         -----           --                   -----          --
          Total Loans                                  223,636        7,624      6.87%      188,347       7,045       7.54%
Federal funds sold                                       4,541           25      1.12%        7,370          62       1.69%
                                                         -----           --                   -----          --
     Total earning assets                              282,872        8,884      6.33%      243,077       8,362       6.94%
Less: allowance for loan losses                        (2,278)                              (2,030)
Total non-earning assets                                21,722                               14,720
                                                        ------                               ------
     Total Assets                                     $302,316                             $255,768
                                                     =========                             ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
     Checking                                          $54,262         $553      2.06%      $22,713        $189       1.68%
     Money market savings                                9,197           43      0.93%        7,543          63       1.69%
     Regular savings                                    44,344           54      0.25%       56,944         554       1.96%
     Time deposits:
       Less than $100,000                               67,445        1,384      4.14%       60,167       1,513       5.07%
       $100,000 and more                                34,759          676      3.92%       28,424         617       4.38%
                                                        ------          ---                  ------         ---
Total interest bearing deposits                        210,007        2,710      2.60%      175,791       2,936       3.37%

Federal funds purchased                                     97            1      1.79%            3                   2.17%
Long-term debt                                          26,594          817      6.20%       27,366         840       6.19%
                                                        ------          ---                  ------         ---
Total interest bearing liabilities                     236,698        3,528      3.01%      203,160       3,776       3.75%

Non-interest bearing liabilities:
     Demand deposits                                    40,416                               28,402
     Other liabilities                                   2,252                                1,980
                                                         -----                                -----
Total liabilities                                      279,366                              233,542
Stockholders' equity                                    22,950                               22,226
                                                        ------                               ------
Total liabilities and stockholders' equity            $302,316                             $255,768
                                                      ========                             ========

Net interest income                                                  $5,355                              $4,586
                                                                     ======                              ======
Interest rate spread                                                             3.32%                                3.19%
Interest expense as a percent of average
earning assets
                                                                                 2.52%                                3.13%

Net interest margin                                                              3.82%                                3.80%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 2003 and 2002.
(2) Loans placed on a nonaccrual status are reflected in the balances.
(3) Annualized

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the six months ended June 30, 2003 charge-offs totaled $143 thousand compared to $130 thousand for the same period ended June 30, 2002. The provision for loan loss expense in the first six months of 2003 and 2002 was $330 thousand and $180 thousand, respectively. The total allowance for loan losses of $2.4 million at June 30, 2003 increased 9.6% from $2.2 million at December 31, 2002, and increased 16.1%, from $2.0 million at June 30, 2002. The increases in the total allowance for loan losses are reflective of charge-off activity, identified problem loans and the growth in loans as net loans outstanding increased $14.9 million, or 7.1%, from $210.4 million at December 31, 2002 to $225.4 million at June 30, 2003 and increased $31.3 million, or 16.2%, from $194.0 million at June 30, 2002. Identified problem loans increased from $3.9 million at June 30, 2002 to $7.7 million as of June 30, 2003.

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

The following schedule summarizes the changes in the allowance for loan losses:

                                                          Six Months                Six Months              Twelve Months
                                                             Ended                    Ended                     Ended
                                                         June 30, 2003            June 30, 2002           December 31, 2002
                                                    ----------------------------------------------------------------------------
                                                                             (in thousands of dollars)

Allowance, at beginning of period                                   $ 2,162                    $1,976                    $1,976
Provision charged against income                                        330                       180                       405
Recoveries                                                               20                        14                        31
Losses charged to reserve                                             (143)                     (130)                     (250)
                                                                      -----                     -----                     ----

Net (charge-offs) recoveries                                          (123)                     (116)                     (219)
                                                                      -----                      ----                     -----
Allowance, at end of period                                         $ 2,369                    $2,040                    $2,162
                                                                    =======                   =======                    ======

Ratio of annualized net charge-offs during the
period to average loans outstanding
 for the period:                                                       .11%                      .12%                      .22%




Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed properties). The total non-performing assets and loans that are 90 days or more past due and still accruing interest at June 30, 2003, did not change from the $1.4 million at December 31, 2002; however, they increased $783 thousand, or 123%, from $637 thousand at June 30, 2002.

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

The ratio of non-performing assets and loans past due 90 days and still accruing to total assets decreased from 0.67% at December 31, 2002 to 0.63% at June 30, 2003, and increased from 0.33% at June 30, 2002. This ratio is expected to remain at its low level relative to the Company's peers; however it may increase from its current level. This expectation is based on identified problem loans on June 30, 2003. As of June 30, 2003, there were $7.7 million of loans for which management has identified risk factors which could impair repayment in accordance with their terms, compared to $3.1 million at December 31, 2002.
These loans are mostly for commercial business purposes, are currently performing and generally are well-secured.

Non-performing assets consist of the following:


                                                 June 30, 2003             June 30, 2002          December 31, 2002
                                            --------------------------------------------------------------------------
                                                                     (In Thousands of Dollars)
Non-accrual loans                                          $ 588                    $ 109                     $ 166
Impaired loans                                               116                       37                        26
                                                             ---                       --                        --
  Total non-performing assets                                704                      146                       192
Loans past due 90 days and still
  Accruing                                                   716                      491                     1,231
                                                             ---                      ---                     -----
  Total non-performing assets and
   loans past due 90 days and
   still accruing                                         $1,420                    $ 637                   $ 1,423
                                                          ======                    =====                   =======

     As a percentage of net loans                          0.63%                    0.33%                     0.67%
     As a percentage of total assets                       0.44%                    0.23%                     0.48%


Non-Interest Income

Non-interest income increased $685 thousand, or 66.4%, from $1.0 million for the six months ended June 30, 2002 to $1.7 million for the same period ended June 30, 2003. Service charges and other fees grew $616 thousand, or 125.5%, from $491 thousand for the six months ended June 30, 2002 to $1.1 million for the current six month period due to overall growth in deposit accounts and the installation of an overdraft privilege program.




Non-Interest Expense

For the six months ended June 30, 2003, non-interest expense increased $1.0 million, or 30.3%, compared to the same period in 2002.

Salaries and employee benefits have increased $596 thousand for the six-month period ended June 30, 2003, primarily as a result of additional employees. Other operating expense increases of $239 thousand for the six months ended June 30 were up 24.4% due mostly to higher costs associated with the increased number of deposit accounts. As a percentage of total revenue sources (tax equivalent) net interest and non-interest income) non-interest expense increased from 59.3% for the six months ended June 30, 2002 to 61.3% for the same period in 2003.

Provision for Income Taxes

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 34%. Provision for income taxes totaled $763 thousand and $638 thousand for the six months ended June 30, 2003 and 2002, respectively.

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

The capital position of the Bank continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital and the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end. The Bank's Tier 1 risk-based capital ratio was 10.32% at June 30, 2003, compared to 10.35% at December 31, 2002. The total risk-based capital ratio was 11.32% at June 30, 2003, compared to 11.33% at December 31, 2002. The Bank's leverage ratio was 7.86% at June 30, 2003 compared to 7.81% at December 31, 2002. Based on these ratios, the Bank is considered "well capitalized" under regulatory prompt corrective action guidelines. The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 10.40%, 11.42% and 7.97%, respectively, at June 30, 2003.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts(collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company's consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company's consolidated financial statements.

Repurchase of Common Stock

On February 25, 2003 the corporation purchased and retired 118,000 (as restated for two for one split) shares of outstanding common stock of the corporation. This purchase was approved by the Board of Directors at the February 19, 2003 meeting of the board.

Stock Split

On April 16, 2003 the Board of Directors of First National Corporation declared a two for one stock split of the corporation's common stock, including authorized and unissued shares. Both 2003 and 2002 financial statements have been restated to reflect the stock split. The stock split was payable on May 30, 2003 to shareholders of record April 30, 2003. After the stock split was completed, the corporation had 4 million shares of common stock authorized and 1,462,062 shares outstanding at a par value of $2.50 per share.

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could materially affect, or are reasonably likely to materially affect, these controls subsequent to the date of their evaluation.

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




Reconciliation of Non-GAAP Measures

The net interest margin and efficiency ratios are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. Management believes this measure to be the preferred industry measurement of net interest income and provides a relevant comparison between taxable and non-taxable investments. The efficiency ratio is measured by dividing noninterest expenses by the sum of net interest income on a FTE basis and non-interest income. Management excludes gains and losses from sales of investment securities when computing the efficiency ratio because of the uncertainty as to timing and amount of gain or loss to be recognized.


                                                For the 6 Months Ended               For the 3 Months Ended
                                                        June 30,                            June 30,
                                                ----------------------               ----------------------

                                                 2003               2002              2003              2002
                                                 ----               ----              ----              ----
                                               (Dollars in
                                                thousands)

Net interest income                         $      5,251       $      4,493      $      2,726     $       2,278

Taxable-equivalent adjustment                        104                 93                57                46

Net interest income--taxable                $      5,355       $      4,586      $      2,783     $       2,324
equivalent

Efficiency ratio                                   61.49 %            60.48 %           61.79 %           61.17 %

Impact of excluding securities                      0.14               1.22              0.00              0.94
gains and losses

Adjusted efficiency ratio                          61.35 %            59.26 %           61.79 %           60.23 %


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    As of June 30, 2003 neither the Company nor the Bank was a party to any legal proceedings other than routine litigation that is incidental to its business.

Item 2. Changes in Securities and Use of Proceeds
               None

Item 3. Defaults Upon Senior Securities
               None

Item 4. Submission of Matters to a Vote of Security Holders

a) The Bank held its annual shareholders meeting on April 1, 2003.

b) The following Directors were elected:

                   Douglas C. Arthur                     Charles E. Maddox Jr.
                   Noel M. Borden                        John K. Marlow
                   Byron A. Brill                        W. Allen Nicholls
                   Elizabeth H. Cottrell                 Henry L. Shirkey
                   James A. Davis                        Alson H. Smith, Jr.
                   Christopher E. French                 Harry S. Smith
                                                         James R. Wilkins, III


c) The following matters were voted on during the annual shareholders meeting:

     Votes were cast in the election of Directors as follows:

                                              FOR         WITHHELD
                                              ---         --------
         Douglas C. Arthur                  602,568       11,720
         Noel M. Borden                     600,492       13,796
         Byron A. Brill                     602,148       12,140
         Elizabeth H. Cottrell              602,566       11,722
         James A. Davis                     597,901       16,387
         Christopher E. French              602,223       12,065
         Charles E. Maddox, Jr              600,861       13,427
         John K. Marlow                     602,555       11,733
         W. Allen Nicholls                  602,568       11,720
         Henry L. Shirkey                   601,777       12,511
         Alson H. Smith,Jr                  602,197       12,091
         Harry S. Smith                     602,568       11,720
         James R. Wilkins, III              602,148       12,140



Item 5.   Other Information
               None

Item 6. Exhibits and Reports on Form 8-K

    (a) 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1   Certification of  Chief  Executive Officer Pursuant  to 18 U.S.C.
               Section 1350.

        32.2   Certification  of Chief  Financial  Officer Pursuant to 18 U.S.C.
               Section 1350.

    (b) Form 8-K

        The Company filed a Current Report of Form 8-K with the Securities and Exchange Commission on April 30, 2003. The Form 8-K reported items 5, 7 and 12 (under item 9) and attached as exhibits and incoporated by reference two press releases, one of which announced a two-for-one stock split, and the other the Company's financial results for the quarter ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 12, 2003           BY   /s/ Harry S. Smith
                                   --------------------------------------------
                                    Harry S. Smith, President & CEO


Date:  August 12, 2003           BY  /s/ Stephen C. Pettit
                                   --------------------------------------------
                                    Stephen C. Pettit, Senior Vice President
                                    & Chief Financial Officer

                                  EXHIBIT INDEX


  Exhibit No.     Description
  -----------     -----------

    31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1       Certification of  Chief  Executive Officer Pursuant  to 18 U.S.C.
               Section 1350.

    32.2       Certification  of Chief  Financial  Officer Pursuant to 18 U.S.C.
               Section 1350.