Form 10QSB
period 2003-09-30
FIRST NATIONAL CORP /VA/
filed 2003-11-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

[   ] Transition Report Under Section 13 or 15(d)

of the Exchange Act

For the transition period from ____________ to _____________

Commission file number:  0-23976

FIRST NATIONAL CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

Virginia (State or Other Jurisdiction of Incorporation or Organization)	54-1232965 (I.R.S. Employer Identification No.)
112 West King Street Strasburg, Virginia (Address of Principal Executive Offices)	22657 (Zip Code)

(540) 465-9121

(Issuer’s telephone number)

Check mark whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No  ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ___   No   X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

1,462,062 shares of Common Stock, par value

$2.50 per share, outstanding as of November 7, 2003.

PART I.   FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(In thousands of dollars except per share data)

ASSETS:	(Unaudited) September 30, 2003	(Audited) December 31, 2002

Cash and due from banks	$ 11,220	$ 14,920
Federal funds sold	2,502	2,791
Securities available-for-sale, at fair value	60,852	54,485
Loans held for sale	995	1,348
Loans, net of allowance for loan losses of $2,494 and $2,162	228,061	210,440
Bank premises and equipment, net	11,036	8,424
Accrued interest receivable	1,265	1,403
Other assets	3,197	2,125
Total assets	$ 319,128	$ 295,936
LIABILITIES:
Deposits Non-interest bearing demand deposits	$ 54,305	$ 36,581
Savings and interest bearing demand deposits	110,965	107,119
Time deposits	99,725	99,312
Total deposits	264,995	243,012

Long-term debt	26,568	26,605
Company obligated mandatorily redeemable capital Securities	3,000	--
Accrued expenses and other liabilities	1,780	2,065
Total liabilities	296,343	271,682
STOCKHOLDERS’ EQUITY:
Common stock; par value $2.50 and $5.00 per share; authorized 4,000,000 and 2,000,000 shares; issued and outstanding 1,462,062 shares September 30, 2003 and outstanding 790,031 shares December 31, 2002, respectively	3,655	3,950
Surplus	1,465	1,465
Retained earnings	17,073	17,659
Accumulated other comprehensive income, net	592	1,180
Total stockholders’ equity	22,785	24,254
Total liabilities and stockholders’ equity	$ 319,128	$ 295,936

Notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(In thousands of dollars except per share data)

(Unaudited)

	Three Months Ended September 30, 2003 2002		Nine Months Ended September 30, 2003 2002
INTEREST AND DIVIDEND INCOME: Interest and fees on loans	$ 3,894	$ 3,694	$ 11,496	$ 10,726
Interest on federal funds sold Interest on deposits in banks Interest and dividends on securities available for sale: Taxable	13 8 470	11 19 632	38 26 1,443	73 33 1,639
Nontaxable	85	76	246	230
Total interest and dividend income	4,470	4,432	13,249	12,701
INTEREST EXPENSE: Interest on deposits Interest on federal funds purchased	1,186 1	1,615 3	3,896 2	4,551 3
Interest on trust preferred capital notes	31	--	67	--
Interest on long-term debt	415	417	1,232	1,257
Total interest expense	1,633	2,035	5,197	5,811
Net interest income	2,837	2,397	8,052	6,890
Provision for loan losses	188	105	518	285
Net interest income after provision for loan losses	2,649	2,292	7,534	6,605
NONINTEREST INCOME: Service charges and other fees	593	285	1,700	776
Gains on sale of securities	--	10	16	124
Gains on sale of loans	137	--	350	87
Other	217	215	598	555
Total noninterest income	947	510	2,664	1,542
NONINTEREST EXPENSES: Salaries and employee benefits	1,226	889	3,431	2,498
Occupancy expense	126	116	377	351
Equipment expense Advertising expense	211 92	159 98	573 249	439 258
Professional fees	86	63	231	128
Other operating expense	648	457	1,831	1,437
Total noninterest expenses	2,389	1,782	6,692	5,111
Income before income taxes	1,207	1,020	3,506	3,036
Provision for income taxes	342	319	1,105	957
NET INCOME	$ 865	$ 701	$ 2,401	$ 2,079
EARNINGS PER COMMON SHARE, basic and diluted*	$ 0.59	$ 0.44	$ 1.62	$ 1.32
CASH DIVIDENDS PER COMMON SHARE*	$ 0.19	$ 0.17	$ 0.56	$ 0.51
Average common shares outstanding
basic and diluted*	1,462,062	1,580,062	1,485,835	1,580,062

Notes to consolidated financial statements are an integral part of these statements.

*Restated for two-for-one stock split declared April 16, 2003.

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended September 30, 2003 and 2002

(In thousands of dollars)

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2001	$3,950	$ 1,465	$ 15,770	$415		$21,600
Comprehensive Income:
Net income	--	--	2,079	--	$2,079	2,079
Other comprehensive income, net of tax, unrealized gains on securities available- for-sale arising during the period (net of tax of $482)	--	--	--	--	865	--
Reclassification adjustment (net of tax, $1)					(82)
Other comprehensive income (net of tax of $483)	--	--	--	783	783	783
Total comprehensive income					$2,862
Cash dividends paid $.51 per share	--	--	(806)	--		(806)
Balance, September 30, 2002	$3,950	$1,465	$17,043	$ 1,198		$ 23,656
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2002	$ 3,950	$ 1,465	$ 17,659	$ 1,180		$ 24,254
Comprehensive income:
Net income	--	--	2,401	--	$2,401	$2,401
Other comprehensive loss net of tax, unrealized (losses) arising during the period (net of tax, $297)					(577)
Reclassification adjustment (net of tax, $5)					(11)
Other comprehensive loss (net of tax, $302)	--	--	--	(588)	(588)	(588)
Total comprehensive income					$1,813
Acquisition of 118,000 shares of common stock	(295)		(2,154)			(2,449)
Cash dividends paid $.57 per share	--	--	(833)	--		(833)
Balance, September 30, 2003	$3,655	$1,465	$17,073	$ 592		$ 22,785

Notes to consolidated financial statements are an integral part of these statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2003	2002
Net income	$ 2,401	$ 2,079
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation and amortization	441	330
Origination of loans available for sale	(26,046)	(7,332)
Proceeds from loans available for sale	26,749	8.223
Provision for loan losses	518	285
(Gain) on sale of securities available-for-sale	(16)	(124)
Accretion of security discounts	(22)	(11)
(Gain) on sale of loans	(350)	(87)
Amortization of security premiums, net	453	232
Changes in other assets and other liabilities:
Decrease in accrued interest receivable	138	10
(Increase) in other assets	(547)	(387)
Increase in accrued expenses and other liabilities	19	55
Net cash provided by operating activities	$ 3,738	$ 3,273

CASH FLOWS FROM INVESTING ACTIVITIES: Net (increase) in loans	$ (18,138)	$ (24,196)
Purchase of securities available-for-sale	(25,762)	(28,849)
Proceeds from sales of securities available-for-sale	1,081	6,813
Proceeds from calls, maturities, and principal payments on securities available-for-sale	16,480	7,368
Decrease in federal funds sold	289	3,708
Purchase of bank premises and equipment	(3,052)	(3,114)
Net cash (used in) investing activities	$ (29,102)	$ (38,270)
CASH FLOWS FROM FINANCING ACTIVITIES: Net increase in demand and savings deposits	$ 21,570	$ 33,375
Net increase in time deposits	413	5,768
Net (decrease) in long-term debt	(37)	(2,089)
Proceeds from issuance of trust preferred capital notes	3,000	--
Cash dividends paid	(833)	(807)
Acquisition of common stock	(2,449)	--
Net cash provided by financing activities	$ 21,664	$ 36,607
Net increase (decrease) in cash and cash equivalents	$ (3,700)	$ 1,610
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD	14,920	6,754
CASH AND CASH EQUIVALENTS – END OF PERIOD	$ 11,220	$ 8,364

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$ 5,295	$ 5,887
Cash payments for income taxes	$ 1,139	$ 924
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$ (892)	$ 1,185

Notes to consolidated financial statements are an integral part of these statements.

FIRST NATIONAL CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

General

The accompanying unaudited consolidated financial statements of First National Corporation and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of September 30, 2003 and December 31, 2002, the results of operations for the three and nine months ended September 30, 2003 and 2002, and statements of cash flows and changes in stockholders’ equity for the nine months ended September 30, 2003 and 2002.

Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.

Investment Securities

Amortized cost and carrying amount (estimated market value) of securities available-for-sale are summarized as follows:

	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In Thousands of Dollars)
Obligations of U.S. Agency and mortgage- backed securities	$ 49,844	$ 676	$ --	$ 50,520
Obligations of state/political subdivisions	8,524	165	--	8,689
Corporate securities	3	56	--	59
Other securities	1,584	--	--	1,584

	$ 59,955	$ 897	$ --	$ 60,852

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Securities available-for-sale at December 31, 2002 consist of the following:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In Thousands of Dollars)
Obligations of U.S. Agency and mortgage- backed securities	$ 44,419	$ 1,423	$ --	$ 45,902
Obligations of states/political subdivisions	6,002	235	--	6,237
Corporate securities	4	71	--	75
Other securities	2,271	--	--	2,271

	$ 52,696	$ 1,789	$ --	$ 54,485

3.

    Loans

Major classifications of loans are summarized as follows:

	September 30, 2003	December 31, 2002
	(In Thousands of Dollars)
Commercial	$ 29,238	$ 28,606
Real estate –1-4 family residential	67,210	58,705
Real estate –secured by farmland	2,539	2,112
Real estate –non-farm, non-residential	77,852	67,680
Real estate –construction	19,310	12,172
Consumer	34,406	43,327
Total loans	230,555	212,602
Less allowance for loan losses	(2,494)	(2,162)
Loans, net	$ 228,061	$ 210,440

FIRST NATIONAL CORPORATION

 Notes to Consolidated Financial Statements

(Unaudited)

4.      Capital Requirements

A comparison of the Company’s and its wholly-owned subsidiary’s, First Bank (the “Bank”), capital as of September 30, 2003 with the minimum regulatory guidelines is as follows:

	Actual	Minimum Guidelines	Minimum to be “Well-Capitalized”
Total Risk-Based Capital: Company	11.33%	8.00%	--
Bank	11.22%	8.00%	10.00%
Tier 1 Risk-Based Capital:
Company	10.29%	4.00%	--
Bank	10.20%	4.00%	6.00%
Leverage Ratio: Company	7.96%	4.00%	--
Bank	7.82%	4.00%	5.00%

5.

Company Obligated Mandatorily Redeemable Capital Securities

On March 11, 2003, First National (VA) Statutory Trust I ("the Trust"), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities.  On March 26, 2003, $3 million of trust preferred securities were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest.  The interest rate at September 30, 2003 was 4.29%.  The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008.  The principal asset of the Trust is $3 million of the Company's junior subordinated debt securities with maturities and interest rates like the capital securities.

Under present regulations, the Trust preferred securities may be included in Tier I capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier I capital, including total trust preferred securities.  The portion of the trust preferred securities not considered as Tier I capital, if any, may be included in Tier 2 capital.  As of September 30, 2003, the total amount ($3 million) of trust preferred securities issued by the Trust can be included in the Company's Tier I capital.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-Looking Statements

This management’s discussion and analysis and other portions of this report, contain forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended, including statements of  goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and general economic conditions. In some cases, forward-looking statements can be identified by use of words such as “may,” “will,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company does undertake to update any forward-looking statements to reflect occurrences or events that may not have been anticipated as of the date of such statements.

General

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of the Company as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for the Bank, a Virginia state chartered bank that offers a full range of banking services through nine branch offices, principally to individuals and small to medium-size businesses in the Northern Shenandoah Valley area, including the counties of Shenandoah, Frederick and Warren.

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

Results of Operations

Total assets increased $23.2 million, or 7.8%, from $295.9 million at December 31, 2002 to $319.1 million at September 30, 2003 as total deposits grew $22.0 million, or 9.1%, from $243.0 million to $265.0 million. The deposit growth primarily funded an increase in loans of $17.6 million and an increase of $6.4 million in securities available for sale.

Deposit growth occurred primarily from demand deposits, which increased $17.7 million or 48.5%, from $36.6 million at December 31, 2002 to $54.3 million at September 30, 2003. Other deposit categories also increased, with savings and interest bearing demand deposits increasing $3.9 million, or 3.6%, from $107.1 million to $111.0 million.

For the nine months ended September 30, 2003 net income of $2.4 million reflected an increase of 15.5% compared to $2.1 million for the nine months ended September 30, 2002 as net interest income increased $1.2 million, or 16.9%, noninterest income rose $1.1 million, or 72.8%, and noninterest expense was up $1.6 million, or 30.9%. Provisions for loan losses for the nine-month period increased over the prior year by $233 thousand. Earnings per share of $1.62 were up $0.30, or 22.7%, for the nine months ended September 30, 2003, from $1.32 for the comparable period in 2002. The Company’s annualized return on average assets and return on average equity were 1.04% and 14.04% for the current nine month period compared to 1.05% and 12.26% for the nine months ended September 30, 2002.

Stockholders’ equity decreased $1.5 million from $24.3 million at December 31, 2002 to $22.8 million at September 30, 2003 on earnings of $2.4 million, a decrease in accumulated other comprehensive income of $588.4 thousand, while paying cash dividends of $833.4 thousand.  On February 26, 2003 the Company repurchased 118,000 shares (as restated for two for one split) of outstanding common stock at a cost of $2.4 million.

Net Interest Income

Net interest income increased $1.2 million, or 16.9%, from $6.9 million for the nine months ended September 30, 2002 to $8.1 million for the nine-month period ended September 30, 2003. Total average earning assets outstanding grew from $250.7 million as of September 30, 2002 to $286.7 million as of September 30, 2003, and the net interest spread increased from 3.15% in 2002 to 3.36% in 2003.  The net interest margin on earning assets increased from 3.74% for the nine months ended September 30, 2002 to 3.83% for the nine month period ended September 30, 2003. As interest-bearing liabilities repriced faster than earning assets during a declining interest rate environment, the Company’s yield on earning assets dropped 58 basis points from 6.83% for the nine months ended September 30, 2002 to 6.25% for the nine months ended September 30, 2003, while the average rate paid on interest bearing liabilities decreased 79 basis points from 3.68% to 2.89%. As a result the net interest spread increased 21 basis points.  The following table shows the average balance sheet, interest rate spread and net interest margin for the nine months ended September 30, 2003 and 2002.

FIRST NATIONAL CORPORATION

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                     Nine Months Ended September 30,

		2003		2002
		(In Thousands of Dollars)
		Annual		Annual
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)
ASSETS
Balances at correspondent banks - interest bearing	$1,474	$26	2.34%	$1,398	$32	3.10%

Securities:
Taxable	47,972	1,443	4.02%	43,376	1,639	5.04%
Tax-exempt (1)	6,860	373	7.26%	6,384	349	7.29%
Total Securities	54,832	1,816	4.43%	49,760	1,988	5.33%

Loans: (2)
Taxable	223,529	11,421	6.83%	192,496	10,676	7.39%
Tax-exempt (1)	2,141	113	7.05%	1,231	76	8.25%
Total Loans	225,670	11,534	6.83%	193,727	10,752	7.40%
Federal funds sold	4,774	38	1.07%	5,768	74	1.70%
Total earning assets	286,750	13,414	6.25%	250,653	12,846	6.83%
Less: allowance for loan losses	(2,329)			(2,047)
Total non-earning assets	24,479			16,407
Total Assets	$308,900			$265,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing deposits:
Checking	$54,909	$784	1.91%	$29,864	$445	1.99%
Money market savings	9,633	58	0.81%	7,681	92	1.60%
Regular savings	44,156	72	0.22%	54,597	765	1.87%
Time deposits:
Less than $100,000	67,470	1,984	3.93%	62,207	2,297	4.92%
$100,000 and more	35,182	998	3.79%	29,139	952	4.36%
Total interest bearing deposits	211,350	3,896	2.46%	183,488	4,551	3.31%

Federal funds purchased	168	2	1.66%	184	3	2.18%
Trust Pref. Sec. – Capital Notes	2,077	67	4.34%	--	--	--
Long-term debt	26,587	1,232	6.20%	27,115	1,257	6.18%
Total interest bearing liabilities	240,182	5,197	2.89%	210,787	5,811	3.68%

Non-interest bearing liabilities:
Demand deposits	43,690			29,551
Other liabilities	2,163			2,058
Total liabilities	286,035			242,396
Stockholders' equity	22,865			22,617
Total liabilities and stockholders' equity	$308,900			$265,013

Net interest income		$8,217			$7,035
Interest rate spread			3.36%			3.15%
Interest expense as a percent of average earning assets			2.42%			3.09%

Net interest margin			3.83%			3.74%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 2003 and 2002.

(2) Loans placed on a nonaccrual status are reflected in the balances.

(3) Annualized

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the nine months ended September 30, 2003, charge-offs totaled $219 thousand compared to $175 thousand for the same period ended September 30, 2002. The provision for loan loss expense in the first nine months of 2003 and 2002 was $518 thousand and $285 thousand respectively.  The total allowance for loan losses of $2.5 million at September 30, 2003 increased 15.4% from $2.2 million at December 31, 2002, and increased 17.8%, from $2.1 million at September 30, 2002. The increases\ in the total allowance for loan losses are reflective of charge-off activity, identified problem loans and growth in the loan portfolio as loans net of the allowance for loan losses increased $17.6 million, or 8.4%, from $210.4 million at December 31, 2002 to $228.0 million at September 30, 2003 and increased $19.3 million, or 9.2%, from $208.8 million at September 30, 2002. Identified problem loans increased from $3.3 million at September 30, 2002 to $9.4 million as of  September 30, 2003.

Management has determined that the allowance for loan losses is adequate. There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:

	Nine Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	September 30, 2003	September 30, 2002	December 31, 2002
	(In Thousands of Dollars)

Allowance, at beginning of period	$ 2,162	$1,976	$1,976
Provision charged against income	518	285	405
Recoveries	33	31	31
Losses charged to reserve	(219)	(175)	(250)

Net (charge-offs) recoveries	(186)	(144)	(219)
Allowance, at end of period	$ 2,494	$2,117	$2,162

Ratio of annualized net charge-offs during the period to average loans outstanding for the period:	.11%	.10%	.22%

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed properties).  The total non-performing assets and loans that are 90 days or more past due and still accruing interest at September 30, 2003, were $895 thousand, a decrease of $693 thousand from $1.6 million at December 31, 2002, and a decrease of $17 thousand from $912 thousand at September 30, 2002.

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

The ratio of non-performing assets and loans past due 90 days and still accruing to total assets decreased from 0.48% at December 31, 2002 to 0.28% at September 30, 2003, and decreased from 0.32% at September 30, 2002. This ratio is expected to remain at its low level relative to the Company’s peers; however it may increase from its current level. This expectation is based on identified problem loans on September 30, 2003, totaling $9.4 million for which management has identified risk factors which could impair repayment in accordance with their terms, compared to $3.1 million at December 31, 2002. These loans are mostly for commercial business purposes, are currently performing and generally are well-secured.

Non-performing assets consist of the following:

	September 30, 2003	September 30, 2002	December 31, 2002
	(In Thousands of Dollars)

Non-accrual loans	$ 379	$ 81	$ 166
Impaired loans	69	48	26
Total non-performing assets	448	129	192
Loans past due 90 days and still Accruing	447	783	1,397
Total non-performing assets and loans past due 90 days and still accruing	$ 895	$ 912	$1,589

As a percentage of net loans	0.39%	0.44%	0.67%
As a percentage of total assets	0.28%	0.32%	0.48%

Noninterest Income

Noninterest income increased $1.1 million, or 72.8%, from $1.5 million for the nine months ended September 30, 2002 to $2.7 million for the same period ended September 30, 2003.  Service charges and other fees grew $925 thousand, or 119.2%, from $776 thousand for the nine months ended September 30, 2002 to $1.7 million for the current nine month period due to the overall growth in deposit accounts and the installation of an overdraft privilege program.  Gains on sale of loans increased $263 thousand from $87 thousand at September 30, 2002 compared to $350 thousand at September 30, 2003.

Noninterest Expense

For the nine months ended September 30, 2003, noninterest expenses increased $1.6 million, or 30.9%, compared to the same period in 2002.

Salaries and employee benefits have increased $933 thousand for the nine-month period ended September 30, 2003, primarily as a result of additional employees.  These employees include branch employees and loan officers to support our growth and expansion within our market area.  Other operating expenses increased  $394 thousand, or 27.4% from September 30, 2002 to 2003, due mostly to higher costs associated with the increased number of deposit accounts.  As a percentage of total revenue sources (tax equivalent net interest income and noninterest income) noninterest expense increased from 59.6% for the nine months ended September 30, 2002 to 61.5% for the same period in 2003.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 34%.  Provision for income taxes totaled $1.1 million and $957 thousand for the nine months ended September 30, 2003 and 2002, respectively.

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

The capital position of the Bank continues to meet regulatory requirements.  The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios.  Tier 1 capital consists of common stockholders’ equity less goodwill.  Total risk-based capital consists of Tier 1 capital and the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets.  The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end.  The Bank’s Tier 1 risk-based capital ratio was 10.20% at September 30, 2003, compared to 10.35% at December 31, 2002.  The total risk-based capital ratio was 11.22% at September 30, 2003, compared to 11.33% at December 31, 2002.  The Bank’s leverage ratio was 7.82% at September 30, 2003 compared to 7.81% at December 31, 2002. Based on these ratios, the Bank is considered “well capitalized” under regulatory prompt corrective action guidelines. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 10.29%, 11.33% and 7.96%, respectively, at September 30, 2003.

Recent Accounting Pronouncements

 In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements  for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. Management does not anticipate that the recognition requirements of this Interpretation will have a material impact on the Company’s consolidated financial statements.

 In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a corporation’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and applies to previously existing entities beginning in the fourth quarter of 2003. Management is currently evaluating the applicability of FIN 46; however, the adoption of this Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company's consolidated financial statements.

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

Repurchase of Common Stock

On February 25, 2003 the Company purchased and retired 118,000 (as restated for two for one split) shares of outstanding common stock of the Company. This purchase was approved by the Board of Directors at the February 19, 2003 meeting of the board.

Stock Split

On April 16, 2003 the board of directors of the Company declared a two for one stock split of the Company's common stock, including authorized and unissued shares.  Both 2003 and 2002 financial statements have been restated to reflect the stock split. The stock split was payable on May 30, 2003 to shareholders of record April 30, 2003. After the stock split was completed, the Company had 4 million shares of common stock authorized and 1,462,062 shares outstanding at a par value of $2.50 per share.

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003 for this quarterly report.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

As of September 30, 2003 neither the Company nor the Bank was a party to any legal proceedings other than routine litigation that is incidental to its business.

Item 2.

Changes in Securities

None

Item 3.

Default upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

a)  Exhibits

31.1

Rule 13a-14(a) Certification of Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

b)   Reports on Form 8-K

The Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on July 31, 2003. The Form 8-K reported items 7 and 12 and attached as an exhibit and incorporated by reference a press release that reported the Company’s financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2003

BY

 /s/ Harry S. Smith

Harry S. Smith, President & CEO

Date:  November 7, 2003

BY

 /s/ Stephen C. Pettit

Stephen C. Pettit, Senior Vice President

& Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

Description

31.1

Rule 13a-14(a) Certification of Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.