Form 10KSB
period 2003-12-31
FIRST NATIONAL CORP /VA/
filed 2004-03-30
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number  0-23976

FIRST NATIONAL CORPORATION

(Name of small business issuer in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1232965 (I.R.S. Employer Identification No.)
112 West King Street, Strasburg, Virginia (Address of principal executive offices)	22657 (Zip Code)

(540) 465-9121

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $2.50 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [  X  ]  No [     ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  X  ]

The issuer’s revenues for the most recent fiscal year:  $21,363,111

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on March 12, 2004 was $51,903,201.

The number of outstanding shares of common stock as of March 12, 2004 was 1,462,062.

DOCUMENTS INCORPORATED BY REFERENCE

2003 Annual Report to Shareholders – Part II

Proxy Statement for the 2004 Annual Meeting of Shareholders – Part III

TABLE OF CONTENTS

Page

Part I

Item 1.

Description of Business

3

Item 2.

Description of Property

11

Item 3.

Legal Proceedings

11

Item 4.

Submission of Matters to a Vote of Security Holders

11

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters

12

Item 6.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

13

Item 7.

Financial Statements

27

Item 8.

Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

32

Item 8A.

Controls and Procedures

32

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance

with Section 16(a) of the Exchange Act

32

Item 10.

Executive Compensation

32

Item 11.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters.

32

Item 12.

Certain Relationships and Related Transactions

32

Item 13.

Exhibits and Reports on Form 8-K

32

Item 14.

Principal Accountant Fees and Services

33

Part I

Item 1.

Description of Business

General

First National Corporation (the “Corporation”) is a financial holding company incorporated under the laws of the Commonwealth of Virginia on September 7, 1983.  The Corporation owns all of the stock of its primary operating subsidiary, First Bank (the “Bank”), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia.  The Bank was originally opened for business on July 1, 1907 under the name The Peoples National Bank of Strasburg.  On January 10, 1928 the Bank changed its name to the First National Bank of Strasburg.  On April 12, 1994, the Bank received approval from the Federal Reserve Bank of Richmond (the “Federal Reserve”) and the Virginia State Corporation Commission’s Bureau of Financial Institutions (the “SCC”) to convert to a state chartered bank with membership in the Federal Reserve System.  The Bank was given one year from approval to convert.  On June 1, 1994, the Bank consummated such conversion and changed its name to First Bank.   The Bank has one wholly owned subsidiary, First Bank Financial Services, Inc., incorporated under the laws of the Commonwealth of Virginia, which invests in partnerships that provide title insurance and investment services.

Banking Services

The Bank provides commercial, residential and consumer loans, and a variety of deposit products and other services to its customers in the Northern Shenandoah Valley Region of Virginia.  Loan services include personal and installment loans (including automobile and property improvement loans), residential mortgages, adjustable rate mortgages, bi-weekly mortgages, home equity loans, equipment leasing services, and MasterCard and Visa credit cards and commercial loans.

Deposit products include checking, statement savings, NOW accounts, money market accounts, IRA deposits, certificates of deposit, Christmas club accounts, direct deposit programs, club accounts, and investment savings accounts.  The Bank also offers its customers other general banking services, such as safe deposit facilities, travelers checks and collections, on-line wire transfer services, and acts as agent for the purchase and redemption of United States Savings Bonds.

In 2000 the bank introduced an on-line banking package including bill-payer to be fully integrated with our enhanced website (www.firstbank-va.com). During 2002, the bank introduced “free community checking” and “premium interest checking”.  These accounts have been some of our most successful checking account programs and have generated a large part of the $19.4 million increase in noninterest-bearing demand deposits and $8.5 million increase in savings and interest-bearing demand deposits during 2003.

The Bank’s market area is primarily located within the Northern Shenandoah Valley of Virginia, including Shenandoah County, Warren County, Frederick County and the City of Winchester.  The Bank’s customers include individuals and small to medium-sized businesses, including retail shops and professional service businesses, residing in this service area.  Distribution of our products and services are provided by our nine branches and twenty-five ATMs located throughout our market area.

Competition

The Bank competes with large regional financial institutions, savings and loan and other community banks, consumer finance companies, insurance companies, as well as credit unions and mutual funds.  Competition has increasingly come from out-of-state banks through their acquisition of Virginia-based banks.

The banking business in Virginia and in the Bank’s primary service area specifically, is highly competitive with respect to both loans and deposits.  Among the advantages the large regional banks have over the Bank are their ability to support wide-ranging advertising campaigns and, as a result of their larger size, to have substantially higher lending limits than the Bank.

Factors affecting the competition for loans and deposits are interest rates offered, the number and location of branches and types of products offered, as well as the reputation of the institution.  Advantages the Bank has over the competition include long-term customer relationships, its commitment to excellent customer service, its dedicated and loyal employees, its local management and directors, and the support and involvement in the communities that we serve.  The Bank focuses its banking services to serve both individuals and small to medium-size businesses within the community.  According to FDIC data as of June 30, 2003, the Bank was the lead community bank in Shenandoah County with $128.9 million in deposits, representing 22.5% of the total deposit market.  Likewise, the Bank was the lead community bank in Warren County with $54.4 million in deposits or 15.0% of the market.  The Bank was ranked sixth in the combined deposit markets of the City of Winchester and Frederick County with $82.7 million or 5.9% of the market.

No material part of the business of the Bank is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Bank.

Employees

At December 31, 2003, the Corporation and the Bank employed a total of 110 full-time equivalent employees.  The Corporation considers relations with its employees to be excellent.

Supervision and Regulation

General

As a financial holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System.  As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions.  It is also subject to regulation, supervision and examination by the Federal Reserve Board.  Other federal and state laws, including various consumer and compliance laws, govern the activities of the Bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower.

The following description summarizes the significant federal and state laws applicable to the Corporation and its subsidiaries.  To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision

The Bank Holding Company Act

Under the Bank Holding Company Act, the Corporation is subject to periodic examination by the Federal Reserve and required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require.  Activities at the bank holding company level are limited to:

•

banking, managing or controlling banks;

•

furnishing services to or performing services for its subsidiaries; and

•

engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser.

With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•

acquiring substantially all the assets of any bank;

•

acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•

merging or consolidating with another bank holding company.

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.  The regulations provide a procedure for challenging this rebuttable control presumption.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act, which made substantial revisions to the statutory restrictions separating banking activities from other financial activities.  Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.”  As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities.  Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries.  For example, insurance activities would be subject to supervision and regulation by state insurance authorities.

Payment of Dividends

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries.  The majority of the Corporation’s revenues are from dividends paid to the Corporation by its subsidiaries.  The Bank is subject to laws and regulations that limit the amount of dividends it can pay.  In addition, both the Corporation and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums.  Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The Corporation does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends.  During the year ended December 31, 2003, the Bank declared $3.8 million in dividends payable to the Corporation.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice.  The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Accounts, Assessments and Regulation by the FDIC

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law.  The deposits of the Bank subsidiary are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations.  For example, depository institutions insured by the BIF that are “well capitalized” and that present few or no supervisory concerns are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits.  These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time.

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund.  Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action.  The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC.  The Corporation is not aware of any existing circumstances that could result in termination of any of the Bank’s deposit insurance.

Capital Requirements

The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises.  Under the risk-based capital requirements, the Corporation and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%.  At least half of the total capital must be composed of “Tier 1 Capital”, which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles.  The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance.  In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  In sum, the capital measures used by the federal banking regulators are:

•

the Total Capital ratio, which is the total of Tier 1 Capital and Tier 2 Capital;

•

the Tier 1 Capital ratio; and

•

the leverage ratio.

Under these regulations, a bank will be:

•

“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•

“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater – or 3% in certain circumstances – and is not well capitalized;

•

“undercapitalized” if it has a Total Capital ratio of less than 8% or greater, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances;

•

“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•

“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

The risk-based capital standards of the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy.  The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC.  These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers.  The Bank presently maintains sufficient capital to remain in compliance with these capital requirements.

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent.  For example, under the requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise.  In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure.  The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds.  The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

Interstate Banking and Branching

Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation.  Effective June 1, 1997, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date.  After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Monetary Policy

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve Board.  The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks.  The Federal Reserve Board’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits.  NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution.

These percentages are subject to adjustment by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

Transactions with Affiliates

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank.  Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a nonaffiliate.  The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks.  Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit.  Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100,000,000, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus.  Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting.  The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000).  Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Community Reinvestment Act

Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice.  The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs.  Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard.  Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution.  An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act.  Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulatory. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination.

Fair Lending; Consumer Laws

In addition to the Community Reinvestment Act, other federal and state laws regulate various lending and consumer aspects of the banking business.  Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that prospective borrowers experience discrimination in their efforts to obtain loans from depository and other lending institutions.  These agencies have brought litigation against depository institutions alleging discrimination against borrowers.  Many of these suits have been settled, in some cases for material sums, short of a full trial.

Recently, these governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act, including evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity .

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations.  These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 was signed into law on November 12, 1999.  The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies.  Most of its provisions require the federal bank regulatory agencies and other regulatory bodies to adopt implementing regulations, and for that reason an assessment of the full impact of the GLBA on the Company must await completion of that regulatory process.  The following description summarizes some of its significant provisions.

The GLBA repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms.  It also permits bank holding companies to elect to become financial holding companies.  A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities.  In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating.

The GLBA provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities.  Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in specific areas identified under the law.  Under the new law, the federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates.  It repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended.  It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.”  Additionally, the new law makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The GLBA contains extensive customer privacy protection provisions.  Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  The new law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure.  An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes.  The GLBA also provides that the states may adopt customer privacy protections that are more strict than those contained in the act.

USA Patriot Act.  The USA Patriot Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering.  Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities.  Interim rules implementing the USA Patriot Act were issued effective March 4, 2002.  The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions.  Although it does create a reporting obligation, the Bank does not expect the USA Patriot Act to materially affect its products, services or other business activities.

Reporting Terrorist Activities.  The Federal Bureau of Investigation (“FBI”) has sent, and will send, our banking regulatory agencies lists of the names of persons suspected of involvement in the September 11, 2001, terrorist attacks on New York City and Washington, DC.  The Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists.  If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress.  OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts.  If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI.  The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications.  The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files.  The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Future Regulatory Uncertainty

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, the Corporation cannot forecast how federal regulation of financial institutions may change in the future and impact its operations.  Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, the Corporation fully expects that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

Item 2.

Description of Property

The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation.

The Corporation owns the headquarters building located at 112 West King Street, in Strasburg, Virginia.  This location also serves as the Strasburg Financial Center, which primarily serves the banking needs of our Shenandoah County customers.  This three story building also houses the administrative personnel of the Corporation, including human resources, marketing, financial accounting and operations.  The financial centers provide full service banking while the bank branches primarily focus on depository and consumer lending functions.

The Corporation owns the Front Royal Financial Center located at 1717 Shenandoah Avenue, Front Royal, Virginia.  This location primarily serves the banking needs of our Warren County customers.  This one story building was opened for business in 2002.

The Corporation owns the Winchester Financial Center located at 1835 Valley Avenue, Winchester, Virginia.  This location primarily serves the banking needs of our Frederick County and City of Winchester customers.  This two story building was opened for business in 2003.

The Corporation also owns four branch buildings and leases two branch buildings.  These branches are located throughout our market area.  Rental expense for these leased locations totaled $25,085 for the year ended December 31, 2003. All of the Corporation’s properties are in good operating condition and are adequate for the Corporation’s present and future needs.

Item 3.

Legal Proceedings

There are no material pending legal proceedings to which the Corporation is a party or to which the property of the Corporation is subject.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Corporation through a solicitation of proxies or otherwise.

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters

Shares of the common stock of the Corporation are traded on the over-the-counter (OTC) market and quoted in the OTC Bulletin Board under the symbol “FXNC.”  As of March 12, 2004, there were approximately 710 shareholders of record.

Following are the high and low closing prices along with the dividends that were paid quarterly in 2003 and 2002.  Over-the-counter market quotations reflect interdealer prices, without retail mark up, mark down, or commission, and may not necessarily represent actual transactions.

Table 1 - Market Price and Dividends (1)

	Sales Price ($)		Dividends ($) (2)
	High	Low
2002: 1st quarter 2nd quarter 3rd quarter 4th quarter	17.88 20.50 20.20 20.13	16.13 18.25 18.63 18.63	0.17 0.17 0.17 0.18
2003: 1st quarter 2nd quarter 3rd quarter 4th quarter	23.75 27.75 27.55 34.00	20.50 23.63 26.60 31.00	0.19 0.19 0.19 0.20

_____________________

(1)

The Market Price and Dividends have been retroactively restated to reflect the Corporation’s two-for-one stock split declared April 16, 2003 and payable on May 30, 2003 to shareholders of record April 30, 2003.

(2)

The Corporation increased its dividend to $0.77 per share in 2003, which represented a payout ratio of 34.11%.  The dividend per share and payout ratios in 2002 were $0.69 and 36.60%, respectively.

For information relating to the payment of dividends, see “Item 1. Description of Business -- Supervision and Regulation -- Payment of Dividends” above.

Item 6.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution About Forward Looking Statements

We make forward looking statements in this annual report that are subject to risks and uncertainties.  These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements.

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•

the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•

maintaining capital levels adequate to support our growth;

•

maintaining cost controls and asset qualities as we open or acquire new branches;

•

reliance on our management team, including our ability to attract and retain key personnel;

•

the successful management of interest rate risk;

•

changes in general economic and business conditions in our market area;

•

changes in interest rates and interest rate policies;

•

risks inherent in making loans such as repayment risks and fluctuating collateral values;

•

competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•

demand, development and acceptance of new products and services;

•

problems with technology utilized by us;

•

changing trends in customer profiles and behavior; and

•

changes in banking and other laws and regulations applicable to us.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements.  In addition, our past results of operations do not necessarily indicate our future results.

First National Corporation (the Corporation) is the financial holding company of First Bank (the Bank).  First Bank owns First Bank Financial Services, Inc., which invests in partnerships that provide title insurance and investment services.  The following discussion and analysis of the financial condition and results of operations of the Corporation for the years ended December 31, 2003, 2002 and 2001 should be read in conjunction with the consolidated financial statements and related notes.

Critical Accounting Policies

The Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP).  The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical factors that we use.  In addition, GAAP itself may change from one previously acceptable method to another method.  Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

The Bank’s allowance for loan losses has two basic components: the specific allowance and the formula allowance.  Both of these components are determined based upon estimates that can and do change when the actual events occur.

The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans.  The specific allowance uses various techniques to arrive at an estimate of loss.  First, analysis of the borrower's overall financial condition, resources and payment record; the prospects for support from financial guarantors; and the fair market value of collateral are used to estimate the probability and severity of inherent losses.  Additionally, historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and our actual losses could differ than the estimates.

The formula allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including residential mortgage loans, installment loans, other consumer loans, as well as outstanding loan commitments.  Also, a formula allowance is used for the remaining pool of larger balance, non-homogeneous loans, which were not allocated a specific allowance upon their review. The formula allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical delinquency and loss experience over a five-year period, together with analyses that reflect current economic trends and conditions.  The formula allowance uses a historical loss view as an indicator of future losses.  As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Credit Policies

The principal risk associated with each of the categories of loans in the Bank’s portfolio is the creditworthiness of its borrowers.  Within each category, such risk is increased or decreased, depending on prevailing economic conditions.  In an effort to manage the risk, the Bank’s policy gives loan amount approval limits to individual loan officers based on their position and level of experience.  The risk associated with real estate mortgage loans, commercial and consumer loans varies, based on employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness.  The risk associated with real estate construction loans varies, based on the supply and demand for the type of real estate under construction.

The Bank’s Board of Directors approves all loans greater than $1 million or loans that exceed individual loan officer lending limits established by the Bank.  The President and the Senior Loan Administrator can combine their lending limits to approve loans up to $1 million.  All loans greater than $500 thousand are reported to the board.  The Loan Policy Committee consists of five independent directors and certain members of management.  The committee approves the Bank’s Loan Policy and loans to be charged-off.  They also review the allowance for loan loss adequacy calculation as well as the loan watch list and other management reports.  The committee meets on a quarterly basis and the chairman of the committee then reports to the Board of Directors.

Residential loan originations come primarily from walk-in customers, real estate brokers and builders.  Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers.  All completed loan applications are reviewed by the Bank’s loan officers.  As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant.  If commercial real estate is involved, information is also obtained concerning cash flow available for debt service.  Loan quality is analyzed based on the Bank’s experience and credit underwriting guidelines as well as the guidelines issued by the purchasers of loans, depending on the type of loan involved.  Real estate collateral is appraised by independent fee appraisers who have been pre-approved by senior loan administrator.

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements including commitments to extend credit.  At December 31, 2003, commitments to extend credit totaled $45.5 million.

Construction Lending

The Bank makes local construction loans, primarily residential, and land acquisition and development loans.  The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained.  At December 31, 2003, construction, land and land development loans outstanding were $23.6 million, or 9.5%, of gross loans.  The average life of most construction loans is approximately one year and they reprice monthly to meet the market, typically prime plus one percent.  Because the interest rate charged on these loans float with the market, they assist the Bank in managing its interest rate risk.  Construction lending entails significant additional risks, compared with residential mortgage lending.  Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Another risk involved in construction lending is attrib utable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction.  Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios.  To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers.  The Bank also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but typically have higher yields.  To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers.  Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and are secured by real estate whose value tends to be readily ascertainable.  In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory.  As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself.  Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.  At December 31, 2003, commercial loans totaled $31.4 million, or 12.6% of the total loan portfolio.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches.  At December 31, 2003, commercial real estate loans aggregated $88.1 million or 35.5% of the Bank’s gross loans.

In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less in many cases.  Commercial real estate lending entails significant additional risk, compared with residential mortgage lending.  Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally.  The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and the Bank typically requires personal guarantees or endorsements of the borrowers’ principal owners.  The Bank also carefully evaluates the location of the security property.

One-to-Four-Family Residential Real Estate Lending

Residential lending activity may be generated by the Bank’s loan officer solicitation, referrals by real estate professionals, and existing or new bank customers.  Loan applications are taken by a Bank loan officer.  As part of the application process, information is gathered concerning income, employment and credit history of the applicant.  Loan quality is analyzed based on guidelines issued by the applicable investor.  The non-conforming one-to-four family loans originated by the Bank that do not generally meet secondary market investor guidelines are underwritten using the Bank’s underwriting guidelines.  The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Senior Loan Administrator.

Typically, all fixed rate mortgage loans are originated with the intent to sell.  In order to meet community needs and retain a competitive edge, the bank occasionally originates non-conforming fixed rate loans.  At December 31, 2003, $71.7 million, or 28.9%, of the Bank’s loan portfolio consisted of one-to-four-family residential real estate loans.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and if required, flood insurance.  Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Bank does require escrows for real estate taxes and insurance for secondary market loans.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, and credit card loans.  At December 31, 2003, the Bank had consumer loans of $31.8 million or 12.8% of gross loans.  Such loans are generally made to customers with whom the Bank has a pre-existing relationship.  The Bank currently originates most of its consumer loans in its geographic market area.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount.

Overview

Earnings and assets continued to grow in 2003.  Net income for 2003 was $3.3 million compared to $3.0 million in 2002 and $2.6 million in 2001.  Net income per share, basic and diluted, increased $0.34 per share from $1.89 in 2002 to $2.23 in 2003.  The increase in earnings resulted primarily from a continuing increase in the Bank’s net interest income.  Return on average assets was 1.05% in 2003, 1.09% in 2002 and 1.10% in 2001.  Return on average equity was 14.37% in 2003, 12.99% in 2002 and 12.57% in 2001.

Assets grew 16.1% in 2003 and 18.7% in 2002.  Growth occurred primarily in the loan portfolio where loans, net of the allowance for loan losses, increased $35.2 million to $245.6 million.  The securities portfolio also increased to $70.9 million in 2003 from $54.0 million in 2002.

Results of Operations

Net interest income represents the primary source of earnings for the Corporation.  Net interest income equals the amount by which interest income on earning assets, predominately loans and securities, exceeds interest expense on interest-bearing liabilities, predominately deposits and other borrowings. The provision for loan losses and the amount of noninterest income and expense also have an effect on net income.  Noninterest income and expense consists of income from service charges on deposit accounts; fees charged for other services; gains and losses from the sale of assets, including loans held for sale, securities, and premises and equipment; general and administrative expenses; and income tax expense.  Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.  Net interest margin is calculated by dividing tax equivalent net interest income by average earning assets.

General.  Net income of the Corporation has increased in each of the last three years as a result of continued growth in earning assets.  In 2003, the growth in net interest income and noninterest income exceeded the growth in noninterest expense.  In 2002 and 2001, net interest income also increased as the Corporation continued to experience favorable asset growth.

Net Interest Income.  Net interest income was $11.0 million for the year ended December 31, 2003, which is an increase of $1.6 million or 16.6% over the $9.4 million reported for the same period in 2002.  This increase in net interest income resulted from an increase in interest-earning assets and an improvement in the net interest margin.  In 2002, net interest income increased 8.7% or $754,296 from $8.7 million in 2001.

Interest income as a percent of average earning assets decreased in each of the last three years from 7.78% in 2001, 6.74% in 2002, to 6.14% in 2003.  Interest expense as a percent of average interest-bearing liabilities also decreased from 4.58% in 2001, 3.55% in 2002, to 2.78% in 2003.  Net interest margin was 3.83% in 2003, 3.75% in 2002 and 3.93% in 2001.  The interest rate spread was 3.36% in 2003, 3.19% in 2002 and 3.20% in 2001.  The decrease in the yield on interest bearing liabilities exceeded the decrease in the yield on earning assets, resulting in the improved net interest margin in 2003.  We do not anticipate significant changes in the net interest margin in future periods based on our interest rate sensitivity analysis.

Provision for Loan Losses.  The provision for 2003 was $705,000 compared to $405,000 in 2002 and $420,000 in 2001.  The amount allocated during the year to the provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks.  The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio.  For the year ended December 31, 2003, net charge-offs totaled $319,669 compared to $219,294 for the year ended December 31, 2002.  The total allowance for loan losses of $2.5 million at December 31, 2003 increased 17.8% from $2.2 million at December 31, 2002.  The increases in the total allowance for loan losses are reflective of charge-off activity, changes in classified loans and growth in the loan portfolio as loans net of the allowance for loan losses increased $35.2 million, or 16.7%, from $210.4 million at December 31, 2002 to $245.6 million at December 31, 2003.

Management has determined that the allowance for loan losses is adequate. There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Corporation’s market area, or changes in the circumstances of particular borrowers.

The Bank generates a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses.  In addition, internal loan reviews are performed on a regular basis.  The determination of the allowance for loan losses is based on applying qualitative and quantitative factors to each category of loans along with any estimated losses for impaired and classified loans within the particular category.  The resulting sum is then combined to arrive at a total allowance for all categories.  The total allowance required changes as the various types and categories of loans change as a percentage of total loans and as the amount of classified loans change.  There were no impaired loans at December 31, 2003.

Noninterest Income.  Noninterest income increased $1.1 million or 42.5% for 2003 over 2002 compared to an increase of $976,913 or 62.3% for 2002 over 2001.  Service charges contributed to 93.5% or $1.0 million of the increase.  We expect these service charges to remain the most significant component of our noninterest income in future periods; however, we do not expect this significant growth trend to continue.  Gains on the sale of securities available for sale totaled $69,302 during 2003, $171,627 in 2002 and losses on securities available for sale totaled $3,689 during 2001.  Increased mortgage loan activity generated gains on sale of loans totaling $372,149 in 2003 compared to $198,165 in 2002 and $70,920 in 2001.  The 87.8% or $173,984 increase in gains on sale of loans was attributable to the low interest rate environment and high refinance activity in 2003.  We do not expect this trend to continue during 2004, as refinance activity is expected to decline.  The impact of a declining trend in gains on sale of loans would not have a significant impact on earnings.  For the year ended December 31, 2003, these gains represented 1.7% of total income.

Noninterest Expense.  In 2003, noninterest expenses increased $1.9 million or 25.9% over 2002.  Salaries and employee benefits increased 29.3% over 2002 and contributed to 55.2% or $1.0 million of the increase.  We do not expect this trend to continue in future periods.  Other operating expenses also increased in the amount of $538,529 and contributed to 28.9% of the total increase in noninterest expenses.  Both of these increases were the result of the associated growth and expansion of the business during 2003.  During the year, the Bank opened a mobile banking facility in Mt. Jackson to expand further into Shenandoah County.  The Bank has plans of constructing a new branch on this site during 2004.  In the fourth quarter of 2003, the Bank opened the Winchester Financial Center, which serves the Winchester-Frederick County market.  In 2002, noninterest expenses increased $1.2 million or 19.0% over 2001.  This increase was also attributable to the growth of the Corporation, including hiring additional personnel.

Income Taxes.  The Corporation has adopted FASB Statement No. 109, "Accounting for Income Taxes".   A more detailed discussion of the Corporation’s tax calculation is contained in the notes to the consolidated financial statements.

Table 2 - Selected Consolidated Financial Data

                                                                                             (in thousands except ratios and per share amounts)

   Years Ended December 31,

	2003	2002	2001	2000	1999

Income Statement Data:
Interest income	$ 17,738	$ 17,058	$ 17,326	$ 16,951	$ 15,217
Interest expense	6,769	7,653	8,675	9,332	7,683
Net interest income	10,969	9,405	8,651	7,619	7,534
Provision for loan losses	705	405	420	369	495

Net interest income after
provision for loan losses	10,264	9,000	8,231	7,250	7,039
Noninterest income	3,556	2,373	1,572	1,402	1,118
Securities gains (losses)	69	172	(4)	0	1
Noninterest expense	9,085	7,219	6,064	5,611	5,271

Income before income taxes	4,804	4,326	3,735	3,041	2,887
Income taxes	1,503	1,347	1,140	904	853

Net income	$ 3,301	$ 2,979	$ 2,595	$ 2,137	$ 2,034

Per Share Data*:
Net income, basic	$ 2.23	$ 1.89	$ 1.64	$ 1.35	$ 1.29
Net income, diluted	2.23	1.89	1.64	1.35	1.29
Cash dividends	0.77	0.69	0.65	0.60	0.58
Book value at period end	16.08	15.35	13.67	12.24	10.82

Balance Sheet Data:
Assets	$ 343,557	$ 295,936	$ 249,354	$ 229,329	$ 206,618
Loans, net	245,591	210,441	184,765	164,603	149,313
Securities	70,895	54,485	43,355	44,831	45,129
Deposits	277,828	243,012	197,479	175,194	153,422
Shareholders' equity	23,503	24,254	21,600	19,329	17,176
Average shares outstanding, diluted*	1,480	1,580	1,580	1,588	1,584

Performance Ratios:
Return on average assets	1.05%	1.09%	1.10%	0.98%	1.00%
Return on average equity	14.37%	12.99%	12.57%	11.90%	11.63%
Dividend payout	34.11%	36.60%	39.57%	44.56%	44.72%

Capital Ratios:
Leverage	7.77%	7.88%	8.97%	8.67%	8.91%
Risk-based capital ratios:
Tier 1 capital	9.90%	10.43%	10.34%	11.28%	12.74%
Total capital	10.88%	11.42%	11.31%	12.26%	13.73%

*Amounts have been restated to reflect a two-for-one stock split that was declared on April 16, 2003 and payable on

  May 30, 2003 to shareholders of record April 30, 2003.

Table 3 – Average Balances, Income and Expense, Yields and Rates
(dollars in thousands) Years Ending December 31,
	2003			2002			2001
	Annual				Annual			Annual
ASSETS	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Balances at correspondent
banks - interest bearing	$ 1,399	$ 31	2.22%	$ 1,214	$ 45	3.70%	$ 1,398	$ 73	5.23%
Securities:
Taxable	49,778	2,010	4.04%	45,143	2,216	4.91%	34,601	2,006	5.80%
Tax-exempt (1)	7,541	517	6.85%	6,236	460	7.29%	6,801	497	7.32%
Total securities	57,319	2,527	4.41%	51,379	2,676	5.21%	41,402	2,503	6.05%
Loans: (2)
Taxable	226,831	15,200	6.70%	197,542	14,343	7.26%	177,125	14,681	8.29%
Tax-exempt (1)	2,414	165	6.85%	1,376	110	8.01%	1,038	89	8.51%
Total loans	229,245	15,365	6.70%	198,918	14,453	7.27%	178,163	14,770	8.29%
Federal funds sold	4,501	47	1.03%	4,610	77	1.67%	4,230	179	4.23%
Total earning assets	292,464	17,970	6.14%	256,121	17,251	6.74%	225,193	17,525	7.78%
Less: allowance for loan losses	(2,387)			(2,073)			(1,817)
Total nonearning assets	24,611			18,100			12,568
Total assets	$ 314,688			$ 272,148			$ 235,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Checking	$ 56,260	$ 754	1.34%	$ 35,598	$ 679	1.91%	$ 12,614	$ 157	1.24%
Money market savings	9,761	72	0.74%	7,736	114	1.47%	6,588	160	2.42%
Regular savings	44,650	347	0.78%	52,670	890	1.69%	61,210	2,041	3.33%
Certificates of deposit:
Less than $100,000	67,009	2,540	3.79%	63,171	3,016	4.77%	56,583	3,206	5.67%
Greater than $100,000	35,080	1,295	3.69%	29,118	1,276	4.38%	22,438	1,243	5.54%
Total interest bearing deposits	212,760	5,008	2.35%	188,293	5,975	3.17%	159,433	6,807	4.27%
Federal funds purchased	135	2	1.61%	303	6	2.13%	91	4	4.39%
Company obligated manditorily
redeemable capital securities	2,309	100	4.33%	-	-	-	-	-	-
Other borrowings	27,869	1,659	5.95%	26,988	1,672	6.20%	29,839	1,864	6.25%
Total interest bearing liabilities	243,073	6,769	2.78%	215,584	7,653	3.55%	189,363	8,675	4.58%
Noninterest bearing liabilities
Demand deposits	46,554			31,397			23,981
Other liabilities	2,097			2,228			1,953
Total liabilities	291,724			249,209			215,297
Shareholders’ equity	22,964			22,939			20,647
Total liabilities and
shareholders’ equity	$ 314,688			$ 272,148			$ 235,944
Net interest income		$ 11,201			$ 9,598			$ 8,850
Interest rate spread			3.36%			3.19%			3.20%
Interest expense as a percent of
average earning assets			2.31%			2.99%			3.85%
Net interest margin			3.83%			3.75%			3.93%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%.  The tax-equivalent adjustment was $232 thousand, $193 thousand and $197 thousand for 2003, 2002 and 2001, respectively.

(2)

Loans placed on a nonaccrual status are reflected in the balances.

Table 4 – Rate and Volume Analysis

                                           (in thousands)

                                           Years Ending December 31,

		2003			2002
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense

Due from banks	$ 8	$ (22)	$ (14)	$ (9)	$ (19)	$ (28)
Loans	1,786	(929)	857	4,345	(4,683)	(338)
Loans, tax-exempt	68	(13)	55	27	(5)	22
Securities	284	(490)	(206)	425	(214)	211
Securities, tax-exempt	81	(24)	57	(37)	(2)	(39)
Federal funds sold	(2)	(28)	(30)	18	(120)	(102)
Total earning assets	$ 2,225	$ (1,506)	$ 719	$ 4,769	$ (5,043)	$ (274)

Interest bearing demand deposits	$ 155	$ (80)	$ 75	$ 402	$ 119	$ 521
Money market accounts	46	(88)	(42)	36	(82)	(46)
Savings accounts	(120)	(423)	(543)	(254)	(898)	(1,152)
Certificates of deposits, less than $100,000	200	(676)	(476)	522	(711)	(189)
Certificates of deposits, greater than $100,000	82	(63)	19	109	(76)	33
Federal funds purchased	(3)	(1)	(4)	3	(1)	2
Manditorily redeemable capital securities	100	-	100	-	-	-
Other borrowings	60	(73)	(13)	(176)	(15)	(191)
Total interest bearing liabilities	$ 520	$ (1,404)	$ (884)	$ 642	$ (1,664)	$ (1,022)

Change in net interest income	$ 1,705	$ (102)	$ 1,603	$ 4,127	$ (3,379)	$ 748

Financial Condition

General.  Management continued to increase the size of the loan portfolio in 2003.  Loans, net of the allowance for loan losses, increased $35.2 million or 16.7% from $210.4 million in 2002 to $245.6 million in 2003.  This growth in loans was reflected in the 16.1% increase in assets during the year and was funded by growth in deposits.  Assets began the year at $295.9 million and grew $47.6 million to $343.5 million by year-end.  We are expecting this growth trend to continue in both the Bank’s loan portfolio and the balance sheet in future periods.

Loans.  The Bank is an active lender with a loan portfolio which includes commercial and residential mortgages, commercial loans, consumer loans, both installment and credit card, real estate construction loans and home equity loans.  The Bank's lending activity is concentrated on individuals and small to medium sized businesses in its primary trade area of the Virginia counties of Shenandoah, Warren, Clarke, Frederick and the City of Winchester.  As a provider of community oriented financial services, the Bank does not attempt to geographically diversify its loan portfolio by undertaking significant lending activity outside its primary trade area.  The Bank’s loan portfolio is summarized in table 5 for the periods indicated.

Table 5 - Loan Portfolio

Loans at December 31, by year are summarized as follows:

		(in thousands)
		December 31,
	2003	2002	2001	2000	1999

Commercial, financial, and agricultural	$ 31,745	$ 29,458	$ 42,101	$ 36,500	$ 26,907
Real estate construction	23,586	12,172	9,648	8,836	10,205
Real estate - mortgage:
Residential (1-4 Family)	71,657	58,705	35,999	37,046	58,712
Secured by farmland	2,602	2,112	2,094	1,791	1,489
Other real estate loans	85,509	67,680	57,761	46,124	20,971
Consumer	32,116	37,064	35,248	34,024	31,829
All other loans	923	5,412	3,893	1,990	670

Total loans	$ 248,138	$ 212,603	$ 186,744	$ 166,311	$ 150,783
Less: unearned income	-	-	3	5	23
Less: allowance for loan losses	2,547	2,162	1,976	1,703	1,447
Loans, net of unearned income and
allowance for loan losses	$ 245,591	$ 210,441	$ 184,765	$ 164,603	$ 149,313

As shown in Table 5 above, other real estate loans, residential real estate loans and real estate construction loan balances all increased, while consumer loans decreased during 2003.  These changes are reflective of the Bank’s growth efforts during the year.  Other real estate loans, which include commercial loans secured by real estate, represented the largest growth in the loan portfolio of $17.8 million, followed by residential real estate loan growth of $13.0 million and real estate construction growth of $11.4 million.

There was no category of loans that exceeded 10% of outstanding loans at December 31, 2003 which were not disclosed in Table 5.

Table 6 - Remaining Maturities of Selected Loans

                (in thousands)

At December 31, 2003

Commercial

Financial, and

Real Estate

Agricultural

Construction

Variable Rate:

   Within 1 Year

$  13,858

  $  12,233

   1 to 5 Years

 4,491

4,948

   After 5 Years

     1,227

           -

Total

$  19,576

$  17,181

Fixed Rate:

   Within 1 Year

$    1,698

$    5,325

   1 to 5 Years

10,018

880

   After 5 Years

        453

              200

Total

$  12,169

$    6,405

Total Maturities

$  31,745

$  23,586

Asset Quality.  The allowance for loan losses (allowance) totaled $2.5 million and $2.2 million at December 31, 2003 and 2002, representing 1.03% and 1.02% of total loans, respectively.  Non-performing loans totaled $634,493 and $1.6 million at December 31, 2003 and 2002, representing 24.9% and 73.5% of the allowance for loan losses, respectively.

Total losses charged against the allowance in 2003 was $370,038 compared to $249,987 in 2002 and $181,623 in 2001.  Recoveries, consisting of the recovery of principal on loans previously charged against the allowance, totaled $50,369 in 2003, $30,693 in 2002 and $34,683 in 2001.

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover any losses inherent within the total loan portfolio.

For each period presented, the provision for loan losses charged to expense was based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing portfolio.  Management considers economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors when evaluating the loan portfolio.  Specific factors considered by management when determining the amount to be provided included internally generated loan quality reports which analyze each potential problem loan to estimate amounts of probable loss and previous loss experience within various loan categories.

Non-Performing Assets.  Management classifies as non-performing assets both those loans on which payment has been delinquent 90 days or more and for which there is a risk of loss to either principal or interest, and other real estate owned (OREO).  OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is booked at the lower of cost or market less estimated selling costs, and is actively marketed by the Bank through brokerage channels.  The Bank had no foreclosed real estate at December 31, 2003 and 2002.

Impaired loans having recorded investments of $26,294 at December 31, 2002 have been recognized in conformity with SFAS Statement No. 114.  The related allowance for loan losses provided for these loans totaled $13,147 at December 31, 2002.  There were no impaired loans at December 31, 2003.  The average recorded investment in impaired loans during 2003 and 2002 was $89,614 and $47,520, respectively.  There were no cash payments received on impaired loans in 2003 and 2002 that were recognized as interest income.  Interest income recognized for cash payments received in 2001 totaled $3,136.

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $170,676 and $165,560 at December 31, 2003 and 2002, respectively.  If interest on these loans had been accrued, such income would have approximated $11,811 and $4,511 for 2003 and 2002, respectively.  When a loan is placed on non-accrual status there are several negative implications as a result.  First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank.  Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid.  Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.  These loans were included in the non-performing loan totals listed above.

Table 7 shows a detail of loans charged-off, recovered and the changes in the allowance for loan losses.

Table 7 - Allowance for Loan Losses

		(in thousands)
	At December 31,
	2003	2002	2001	2000	1999

Balance, Beginning of Period	$ 2,162	$ 1,976	$ 1,703	$ 1,447	$ 1,226
Loans Charged-Off:
Commercial, Financial and Agricultural	98	-	-	10	193
Real Estate-Construction	-	-	-	-	-
Real Estate-Mortgage	-	-	-	-	-
Residential (1-4 Family)	-	-	37	-	-
Non-Farm, Non Residential	-	-	-	-	-
Secured by Farmland	-	-	-	-	-
Consumer	272	250	145	146	146
All Other Loans	-	-	-	9	-
Total Loans Charged Off	$ 370	$ 250	$ 182	$ 165	$ 339

Recoveries:
Commercial, Financial and Agricultural	$ -	$ -	$ -	$ 4	$ 30
Real Estate-Construction	-	-	-	-	-
Real Estate-Mortgage	-	-	-	-	-
Residential (1-4 Family)	-	-	-	-	-
Non-Farm, Non-Residential	-	-	-	-	-
Secured by Farmland	-	-	-	-	-
Consumer	50	-	35	48	35
All Other Loans	-	31	-	-	-
Total Recoveries	$ 50	$ 31	$ 35	$ 52	$ 65

Net Charge-Offs	$ 320	$ 219	$ 147	$ 113	$ 274
Provision For Loan Losses	705	405	420	369	495
Balance, End of Period	$ 2,547	$ 2,162	$ 1,976	$ 1,703	$ 1,447

Table 8 shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans.

Table 8 - Allocation of Allowance for Loan Losses

                 (dollars in thousands)

					At December 31,
	2003		2002		2001		2000		1999
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each		Loans in Each		Loans in Each
		Category to		Category to		Category to		Category to		Category to
	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
Commercial, financial
and agricultural	$ 1,215	12.79%	$ 1,286	13.56%	$ 518	22.44%	$ 447	21.88%	$ 251	17.84%
Real estate-construction	110	9.50%	155	5.73%	-	5.14%	-	5.30%	-	6.77%
Real estate- mortgage	578	64.40%	267	60.84%	918	51.56%	791	51.24%	738	53.83%
Consumer	626	12.94%	434	17.32%	521	18.79%	449	20.39%	447	21.11%
All other	18	0.37%	20	2.55%	19	2.07%	16	1.19%	11	0.45%

	$ 2,547	100.00%	$ 2,162	100.00%	$ 1,976	100.00%	$ 1,703	100.00%	$ 1,447	100.00%

Table 9 - Non-Performing Assets

                                                                                                     (dollars in thousands)

		At December 31,
	2003	2002	2001	2000	1999

Nonaccrual loans	$ 171	$ 192	$ 118	$ 208	$ 34
Restructured loans	-	-	-	-	-
Foreclosed property	-	-	-	-	343
Total nonperforming assets	$ 171	$ 192	$ 118	$ 208	$ 377

Loans past due 90 days accruing interest	$ 464	$ 1,397	$ 988	$ 282	$ 126

Allowance for loan losses to period end loans	1.03%	1.02%	1.06%	1.02%	0.96%

Nonperforming assets to period end loans	0.07%	0.09%	0.06%	0.13%	0.25%

Net charge-offs (recoveries) to average loans	0.14%	0.11%	0.08%	0.07%	0.20%

Securities.  Securities at December 31, 2003 were $70.9 million, an increase of $16.9 million or 31.4% from the $54.0 million at the end of 2002.  We expect the securities portfolio to continue to grow in 2004 as the business continues its growth.  Investment securities are comprised of U.S. Agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities.  As of December 31, 2003, neither the Corporation nor the Bank held any derivative financial instruments in their respective investment security portfolios.

Table 10 summarizes the carrying value of the Corporation’s securities portfolio on the dates indicated.

Table 10 - Securities Portfolio

          (in thousands)

	At December 31,
	2003	2002	2001
Securities, available for sale
U.S. Agency and mortgage-backed securities	$ 59,535	$ 45,903	$ 33,929
Obligations of state and political subdivisions	9,217	6,236	6,726
Other securities	2,143	1,821	2,700
Total securities	$ 70,895	$ 53,960	$ 43,355

Table 11 - Securities Portfolio Maturity Distribution/Yield Analysis

                                           (dollars in thousands)

                                            At December 31, 2003

Over Ten Years

One Year or

One to Five

Five to Ten

and Equity

Less

Years

Years

 Securities

Total

Available for Sale Securities:

U.S. Agency and mortgage-

  backed securities

   Amortized cost

$  2,521

$ 10,950

$ 22,208

$ 23,081

$ 58,760

   Market value

$  2,577

$ 11,271

$ 22,453

$ 23,234

$ 59,535

   Weighted average yield

5.18%

4.29%

4.03%

4.58%

Obligations of state and political

 subdivisions

   Amortized cost

$         -

$     247

$  3,636

$   5,100

$   8,983

   Market value

$         -

$     258

$  3,806

$   5,153

$   9,217

   Weighted average yield (1)

0.00%

7.57%

6.70%

5.86%

Other securities

   Amortized cost

$         -

$         -

$         -

$   2,088

$   2,088

   Market value

$         -

$         -

$         -

$   2,143

$   2,143

   Weighted average yield

0.00%

0.00%

0.00%

3.88%

Total portfolio

   Amortized cost

$  2,521

$ 11,197

$ 25,844

$ 30,269

$ 69,831

   Market value

$  2,577

$ 11,529

$ 26,259

$ 30,530

$ 70,895

   Weighted average yield (1)

5.18%

4.36%

4.41%

4.75%

(1) Yields on tax-exempt securities have been calculated on a tax-equivalent basis.

The above schedule was prepared using the contractual maturities for all securities with the exception of mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO).  Both MBS and CMO securities were recorded using dealer median prepayment speed assumptions, which is an industry standard.

Deposits.  Deposits at December 31, 2003 were $277.8 million, an increase of $34.8 million or 14.3% from $243.0 million at December 31, 2002.  Noninterest-bearing deposits increased $19.4 million or 53.0% to $56.0 million at December 31, 2003 from $36.6 million at December 31, 2002, which contributed to 55.7% of the total growth in deposits.  We do not expect the growth in noninterest-bearing deposits to be as significant in future periods.  Savings and interest bearing demand deposits increased $8.5 million or 7.9% and time deposits increased $7.0 million or 7.0% during the year.

Table 12 is a summary of average deposits and average rates paid.

Table 12 - Average Deposits and Rates Paid

                                                                                      (dollars in thousands)

	Year Ended December 31,
	2003		2002		2001

	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest bearing deposits	$ 46,554	-	$ 31,397	-	$ 23,981	-

Interest bearing deposits:
Interest checking	$ 56,260	1.34%	$ 35,598	1.91%	$ 12,614	1.24%
Money market	9,761	0.74%	7,736	1.47%	6,588	2.42%
Regular savings	44,650	0.78%	52,670	1.69%	61,210	3.33%
Time deposits:
Less than $100,000	67,009	3.79%	63,171	4.77%	56,583	5.67%
Greater than $100,000	35,080	3.69%	29,118	4.38%	22,438	5.54%

Total interest bearing deposits	$ 212,760	2.35%	$ 188,293	3.17%	$ 159,433	4.27%

Total deposits	$ 259,314		$ 219,690		$ 183,414

Liquidity. Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities, and loans maturing within one year.  As a result of the Bank's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity sufficient to satisfy its depositors' requirements and to meet its customers' borrowing needs.

At December 31, 2003, cash, interest bearing and non-interest bearing deposits with banks, federal funds sold, securities, and loans maturing within one year were $69.7 million.  At the end of 2003, approximately 22.7% or $56.3 million of the loan portfolio would mature or reprice within a one-year period.

As of December 31, 2003, non-deposit sources of funds totaled $40.1 million.  $36.3 million was comprised of Federal Home Loan Bank (FHLB) borrowings.  Activity during the year included monthly principal reductions associated with the Principal Reducing Credit (PRC) advance and also two new FHLB advances.  During 2003, the bank borrowed a three-year Fixed Rate Credit (FRC) in the amount of $5.0 million and also an Adjustable Rate Credit (ARC) in the amount of $5.0 million.

Table 13 - Maturities of CD’s of Greater than $100,000

                                                                        (in thousands)

Within

Three to

 Six to

  Over

 Three

   Six

Twelve

  One

Months

Months

Months

  Year

  Total

At December 31, 2003                $  9,059

   $  4,852      $  8,218   $ 15,968    $ 38,097

Table 14 - Interest Sensitivity Analysis

	(dollars in thousands)

	Within 90 days	90-365 Days	1 to 5 years	Over 5 years
					Total

Earning Assets:

Loans (1)	$ 80,255	$ 38,117	$ 105,310	$ 24,574	$ 248,256
Securities	4,157	6,960	29,418	30,360	70,895
Deposits with other institutions	261	-	-	-	261
Total earning assets	$ 84,673	$ 45,077	$ 134,728	$ 54,934	$ 319,412

Interest Bearing Liabilities:

Interest bearing checking	$ 47,814	$ 4,035	$ 8,456	$ 1,537	$ 61,842
Savings	26,881	2,076	9,224	6,240	44,421
Money market deposits	1,166	3,497	4,662	-	9,325
Time deposits	16,543	44,170	45,569	-	106,282
Federal funds purchased	507	-	-	-	507
Company obligated manditorily redeemable capital securities	3,000	-	-	-	3,000
Other borrowings	5,142	499	30,772	142	36,555
Total interest bearing liabilities	$ 101,053	$ 54,277	$ 98,683	$ 7,919	$ 261,932

Period gap	$ (16,380)	$ (9,200)	$ 36,045	$ 47,015	$ 57,480
Cumulative gap	$ (16,380)	$ (25,580)	$ 10,465	$ 57,480
Ratio of cumulative gap to
Total earning assets	(5.13%)	(8.01%)	3.28%	18.00%

(1) Includes nonaccrual loans and loans held for sale.

On March 11, 2003, First National (VA) Statutory Trust I ("the Trust"), a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable capital securities, commonly called trust preferred securities.  On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting.  The securities have a LIBOR-indexed floating rate of interest.  The interest rate at December 31, 2003 was 4.32%.  The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008.  The principal asset of the Trust is $3.0 million of the Corporation’s junior subordinated debt securities with maturities and interest rates like the capital securities.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. As of December 31, 2003, the total amount of trust preferred securities issued by the Trust was included in the Corporation’s Tier 1 capital.

Capital Resources.  The adequacy of the Corporation’s capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of the Corporation’s asset and liability levels and consistent with regulatory requirements and industry standards.  Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards.  Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories.  The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items.  The Corporation had a ratio of risk-weighted assets to total capital of 10.88% at December 31, 2003 and a ratio of risk-weighted assets to Tier 1 capital of 9.90%.  Both of these exceed the capital requirements adopted by the federal regulatory agencies.

Table 15 - Analysis of Capital

		(dollars in thousands)

		At December 31,
		2003	2002	2001
Tier 1 Capital:
	Common stock	$ 3,655	$ 3,950	$ 3,950
	Surplus	1,465	1,465	1,465
	Retained earnings	17,680	17,659	15,770
	Total Tier 1 Capital	$ 22,800	$ 23,074	$ 21,185
Tier 2 Capital:
	Allowance for loan losses (1)	2,547	2,162	1,976
	Total Risk-Based Capital	$ 25,347	$ 25,236	$ 23,161

Risk-Weighted Assets		$ 260,608	$ 221,050	$ 204,842
Capital Ratios:
	Tier 1 Risk-Based Capital Ratio	9.90%	10.43%	10.34%
	Total Risk-Based Capital Ratio	10.88%	11.42%	11.31%
	Tier 1 Capital to Average Assets	7.77%	7.88%	8.97%

Repurchase of Common Stock.  On February 25, 2003 the Corporation purchased and retired 118,000 (as restated for two-for-one stock split) shares of outstanding common stock of the Corporation. The board of directors approved this purchase on February 19, 2003.

Stock Split.  On April 16, 2003 the board of directors of the Corporation declared a two-for-one stock split of the Corporation’s common stock, including authorized and unissued shares.  The consolidated financial statements have been restated to reflect the stock split. The stock split was payable on May 30, 2003 to shareholders of record April 30, 2003. After the stock split was completed, the Corporation had 4,000,000 shares of common stock authorized and 1,462,062 shares outstanding at a par value of $2.50 per share.

Off-Balance Sheet Arrangements.  The Corporation enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers.  These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the Corporation’s liquidity and capital resources to the extent customer’s accept and or use these commitments.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  See Note 12 to the Consolidated Financial Statements for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements.  With the exception of these off-balance sheet arrangements, the Corporation has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.  For further information see Note 12 to the Consolidated Financial Statements.

Recent Developments.  The Bank has entered into contracts to sell two properties.  Both of these transactions are anticipated to generate gains.  The closing dates for these sales are scheduled for the second quarter of 2004.

For information regarding recent accounting pronouncements and their effect on the Corporation, see “Recent Accounting Pronouncements” in Note 1 of the Notes to Consolidated Financial Statements contained herein.

Item 7.

Financial Statements

Pursuant to Item 310(a) of Regulation S-B, information required by this Item is incorporated by reference from pages 22 to 51 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2003, as follows.

Page

Independent Auditor’s Report

22

First National Corporation and subsidiaries:

Consolidated Balance Sheets at December 31, 2003 and 2002

23

Consolidated Statements of Income for the Three Years Ended

  December 31, 2003

24-25

Consolidated Statements of Cash Flows for the Three Years

  Ended December 31, 2003

26-27

Consolidated Statements of Changes in Shareholders’

  Equity for the Three Years Ended December 31, 2003

28

Notes to Consolidated Financial Statements

29-51

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.  Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission.  An evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2003 was carried out under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers concluded that the Corporation’s disclosure controls and procedures were effective.

The Corporation’s management is also responsible for establishing and maintaining adequate internal control over financial reporting.  There were no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Corporation’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART III

Item 9.

Directors, Executive Officers Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings “Election of Directors – Nominees” and “– Executive Officers Who Are Not Directors,” “Security Ownership of Management and Certain Beneficial Owners – Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors – Code of Ethics” and “– Committees of the Board – Audit Committee” (with respect to the designation of an audit committee financial expert) in the Corporation’s Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10.  Executive Compensation

Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings “Remuneration – Summary of Cash and Certain Other Compensation” and “– Employment Agreements” and “Corporate Governance and the Board of Directors – Director Compensation” in the Corporation’s Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings “Security Ownership of Management and Certain Beneficial Owners – Security Ownership of Management” and “– Security Ownership of Certain Beneficial Owners” in the Corporation’s Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

The Corporation does not have any compensation plans or other arrangements under which equity securities are authorized for issuance.

Item 12.  Certain Relationships and Related Transactions

Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the heading “Remuneration – Transactions with Directors and Officers” in the Corporation’s Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.  Exhibits, List and Reports on Form 8-K

(a)

The following documents are attached hereto or incorporated herein by reference as Exhibits:

3.1

Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Corporation’s Form 10 filed with the SEC on May 2, 1994).

3.2

Bylaws (restated in electronic format to reflect all amendments through February 4, 2004).

4.1

Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Corporation’s Form 10 filed with SEC on May 2, 1994).

10.1

Employment Agreement, dated as of October 1, 2002, between the Corporation and Harry S. Smith (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.2

Employment Agreement, dated as of October 1, 2002, between the Corporation and J. Andrew Hershey.

10.3

Employment Agreement, dated as of October 1, 2002, between the Corporation and Dennis A. Dysart.

13.1

Annual Report to Shareholders for the year ended December 31, 2003.

21.1

Subsidiaries of the Corporation.

23.1

Consent of Yount, Hyde & Barbour, P.C.

31.1

Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer Certification

31.2

Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer Certification

32.1

Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer Certification

32.2

Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer Certification

(a)

Reports on Form 8-K

The company filed a Form 8-K on November 25, 2003 to report, under Item 5, the appointment of M. Shane Bell as the Corporation’s Senior Vice President and Chief Financial Officer.

Item 14.  Principal Accountants Fees and Services

Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the heading “Audit Information – Fees of Independent Public Accountants” and “– Pre-Approved Services” in the Corporation’s Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:   /s/ Harry S. Smith

        Harry S. Smith

        President and Chief Executive Officer

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Harry S. Smith Harry S. Smith	President and Chief Executive Officer (Principal Executive Officer) Director	March 12, 2004
/s/ M. Shane Bell M. Shane Bell	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004
/s/ Noel M. Borden Noel M. Borden	Chairman of the Board Director	March 12, 2004
/s/ Douglas C. Arthur Douglas C. Arthur	Vice Chairman of the Board Director	March 12, 2004
/s/ Dr. Byron A. Brill Dr. Byron A. Brill	Director	March 12, 2004
/s/ Elizabeth H. Cottrell Elizabeth H. Cottrell	Director	March 12, 2004
/s/ Dr. James A. Davis Dr. James A. Davis	Director	March 12, 2004
/s/ Christopher E. French Christopher E. French	Director	March 12, 2004
/s/ Charles E. Maddox, Jr. Charles E. Maddox, Jr.	Director	March 12, 2004

Signature	Title	Date
/s/ John K. Marlow John K. Marlow	Director	March 12, 2004
/s/ W. Allen Nicholls W. Allen Nicholls	Director	March 12, 2004
/s/ Henry L. Shirkey Henry L. Shirkey	Director	March 12, 2004
/s/ James R. Wilkins, III James R. Wilkins, III	Director	March 12, 2004

EXHIBIT INDEX

Number

Document

3.1

Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Corporation’s Form 10 filed with the SEC on May 2, 1994).

3.2

Bylaws (restated in electronic format to reflect all amendments through February 4, 2004).

4.1

Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Corporation’s Form 10 filed with SEC on May 2, 1994).

10.1

Employment Agreement, dated as of October 1, 2002, between the Corporation and Harry S. Smith.

10.2

Employment Agreement, dated as of October 1, 2002, between the Corporation and J. Andrew Hershey.

10.3

Employment Agreement, dated as of October 1, 2002, between the Corporation and Dennis A. Dysart.

13.1

Annual Report to Shareholders for the year ended December 31, 2003.

21.1

Subsidiaries of the Corporation.

23.1

Consent of Yount, Hyde & Barbour, P.C.

31.1

Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer Certification

31.2

Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer Certification

32.1

Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer Certification

32.2

Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer Certification