Form 10KSB/A
period 2003-12-31
FIRST NATIONAL CORP /VA/
filed 2004-03-31
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

Part III

Item 13.  Exhibits, List and Reports on Form 8-K

(a)

The following documents are attached hereto or incorporated herein by reference as Exhibits:

3.1

Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Corporation’s Form 10 filed with the SEC on May 2, 1994).

3.2

Bylaws (restated in electronic format to reflect all amendments through February 4, 2004).*

4.1

Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Corporation’s Form 10 filed with SEC on May 2, 1994).

10.1

Employment Agreement, dated as of October 1, 2002, between the Corporation and Harry S. Smith (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.2

Employment Agreement, dated as of October 1, 2002, between the Corporation and J. Andrew Hershey.*

10.3

Employment Agreement, dated as of October 1, 2002, between the Corporation and Dennis A. Dysart.*

13.1

Annual Report to Shareholders for the year ended December 31, 2003.**

21.1

Subsidiaries of the Corporation.*

23.1

Consent of Yount, Hyde & Barbour, P.C.*

31.1

Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer Certification.*

31.2

Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer Certification.*

32.1

Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer Certification.*

32.2

Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer Certification.*

*Previously filed.

**Correct exhibit filed herewith.

(a)

Reports on Form 8-K

The company filed a Form 8-K on November 25, 2003 to report, under Item 5, the appointment of M. Shane Bell as the Corporation’s Senior Vice President and Chief Financial Officer.

With the exception of the information herein expressly incorporated by reference, the 2003 Annual Report to Shareholders and the Proxy Statement for the 2004 Annual Meeting of Shareholders are not to be deemed filed as part of this Annual Report on Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:

        /s/ M. Shane Bell

        M. Shane Bell

Senior Vice President and Chief Financial Officer

Date:

March 30, 2004