Form 10-Q
period 2004-03-31
FIRST NATIONAL CORP /VA/
filed 2004-05-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-23976

FIRST NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1232965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 West King Street, Strasburg, Virginia	22657
(Address of principal executive offices)	(Zip Code)

(540) 465-9121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2004, the latest practicable date for determination, 1,462,062 shares of common stock, par value $2.50 per share, of the registrant were outstanding.

Part I – Financial Information

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share data)

	(unaudited) March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$8,143	$10,658
Federal funds sold	5,165	—
Interest-bearing deposits in banks	450	261
Securities available for sale, at fair value	69,229	70,895
Loans held for sale	956	118
Loans, net of allowance for loan losses, 2004, $2,528, 2003, $2,547	266,485	245,591
Bank premises and equipment, net	11,497	11,485
Interest receivable	1,413	1,390
Other assets	3,187	3,159

Total assets	$366,525	$343,557

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Noninterest-bearing demand deposits	$63,033	$55,958
Savings and interest-bearing deposits	116,463	115,588
Time deposits	113,266	106,282

Total deposits	$292,762	$277,828
Federal funds purchased	—	507
Other borrowings	44,542	36,555
Company obligated manditorily redeemable capital securities	3,000	3,000
Accrued expenses and other liabilities	1,879	2,164
Commitments and contingent liabilities	—	—

Total liabilities	$342,183	$320,054

Shareholders’ Equity
Common stock, par value $2.50 per share; authorized 4,000,000 shares; issued and outstanding 1,462,062	$3,655	$3,655
Surplus	1,465	1,465
Retained earnings	18,285	17,680
Accumulated other comprehensive income, net	937	703

Total shareholders’ equity	$24,342	$23,503

Total liabilities and shareholders’ equity	$366,525	$343,557

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended March 31, 2004 and 2003

(in thousands, except share data)

	(unaudited) March 31, 2004	(unaudited) March 31, 2003
Interest and Dividend Income
Interest and fees on loans	$4,081	$3,699
Interest on federal funds sold	2	15
Interest on deposits in banks	5	10
Interest and dividends on securities available for sale:
Taxable interest	587	484
Nontaxable interest	100	72
Dividends	17	20

Total interest and dividend income	$4,792	$4,300

Interest Expense
Interest on deposits	$1,160	$1,369
Interest on federal funds purchased	14	—
Interest on company obligated manditorily redeemable capital securities	34	—
Interest on other borrowings	475	406

Total interest expense	$1,683	$1,775

Net interest income	$3,109	$2,525
Provision for loan losses	163	158

Net interest income after provision for loan losses	$2,946	$2,367

Noninterest Income
Service charges	$633	$527
Fees for other customer services	236	166
Gains on sale of securities	—	16
Gains (losses) on sale of premises and equipment	(6)	—
Gains on sale of loans	25	80
Other	(10)	16

Total noninterest income	$878	$805

Noninterest Expense
Salaries and employee benefits	$1,203	$1,030
Occupancy	179	128
Equipment	211	179
Advertising	96	73
Stationery and supplies	95	84
Telecommunications	65	43
Other	674	528

Total noninterest expense	$2,523	$2,065

Income before income taxes	$1,301	$1,107
Provision for income taxes	404	363

Net income	$897	$744

Earnings per share, basic and diluted	$0.61	$0.49

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three months ended March 31, 2004 and 2003

(in thousands)

	(unaudited) March 31, 2004	(unaudited) March 31, 2003
Cash Flows from Operating Activities:
Net income	$897	$744
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	170	138
Origination of loans held for sale	(2,902)	(5,197)
Proceeds from sale of loans available for sale	2,089	6,243
Provision for loan losses	163	158
(Gains) on sale of securities available for sale	—	(16)
Losses on sale of bank premises and equipment	6	—
(Gains) on sale of loans	(25)	(80)
Accretion of security discounts	(8)	(3)
Amortization of security premiums	122	121
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(23)	157
(Increase) in other assets	(28)	(121)
Increase (decrease) in accrued expenses and other liabilities	(407)	361

Net cash provided by operating activities	$54	$2,505

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	$—	$1,081
Proceeds from maturities, calls, and principal payments of securities available for sale	2,307	4,937
Purchase of securities available for sale	(399)	(5,567)
(Increase) in federal funds sold	(5,165)	(8,098)
Purchase of bank premises and equipment	(188)	(582)
Net (increase) in loans	(21,057)	(9,336)

Net cash (used in) investing activities	$(24,502)	$(17,565)

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$7,950	$7,329
Net increase in time deposits	6,984	3,441
Proceeds from other borrowings	14,000	—
Principal payments on other borrowings	(6,013)	(12)
Proceeds from issuance of company obligated manditorily redeemable capital securities	—	3,000
Cash dividends paid	(292)	(278)
Acquisition of common stock	—	(2,449)
(Decrease) in federal funds purchased	(507)	—

Net cash provided by financing activities	$22,122	$11,031

(Decrease) in cash and cash equivalents	$(2,326)	$(4,029)

Cash and Cash Equivalents
Beginning	$10,919	$14,920
Ending	$8,593	$10,891

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three months ended March 31, 2004 and 2003

(in thousands)

	(unaudited) March 31, 2004	(unaudited) March 31, 2003
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,662	$1,813

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$355	$(362)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2004 and 2003

(in thousands, except share data)

(unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2002	$3,950	$1,465	$17,659	$1,180		$24,254
Comprehensive income:
Net income	—	—	744	—	$744	744
Other comprehensive loss net of tax, unrealized holding losses arising during the period (net of tax, $117)	—	—	—	—	(228)	—
Reclassification adjustment (net of tax, $5)	—	—	—	—	(11)	—

Other comprehensive loss, net of tax, $123)	—	—	—	(239)	$(239)	(239)

Total comprehensive income					$505

Cash dividends ($0.19 per share)	—	—	(278)	—		(278)
Acquisition of 118,000 shares of common stock	(295)	—	(2,154)	—		(2,449)

Balance, March 31, 2003	$3,655	$1,465	$15,971	$941		$22,032

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2003	$3,655	$1,465	$17,680	$703		$23,503
Comprehensive income:
Net income	—	—	897	—	$897	897
Other comprehensive income, net of tax, $121)	—	—	—	234	234	234

Total comprehensive income					$1,131

Cash dividends ($0.20 per share)	—	—	(292)	—		(292)

Balance, March 31, 2004	$3,655	$1,465	$18,285	$937		$24,342

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2004 and December 31, 2003, the results of operations for the three months ended March 31, 2004 and 2003, and statements of cash flows and changes in shareholders’ equity for the three months ended March 31, 2004 and 2003.

Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain reclassifications have been made to prior period balances to conform to the current period presentation.

Note 2. Securities

Amortized costs and fair values of securities available for sale at March 31, 2004 and December 31, 2003 are as follows:

	(in thousands) March 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Agency and mortgage-backed securities	$56,587	$1,120	$(115)	$57,592
Obligations of states and political subdivisions	8,735	354	(6)	9,083
Corporate equity securities	4	67	—	71
Restricted securities	2,483	—	—	2,483

	$67,809	$1,541	$(121)	$69,229

	(in thousands) December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Agency and mortgage-backed securities	$58,760	$1,004	$(229)	$59,535
Obligations of states and political subdivisions	8,983	261	(26)	9,218
Corporate equity securities	4	55	—	59
Restricted securities	2,083	—	—	2,083

	$69,830	$1,320	$(255)	$70,895

The Company had no securities classified as held to maturity at March 31, 2004 or December 31, 2003.

Notes to Consolidated Financial Statements

(unaudited)

At March 31, 2004, investments in an unrealized loss position that are temporarily impaired are as follows:

	(in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. Agency and mortgage-backed securities	$7,867	$(115)	$—	$—	$7,867	$(115)
Obligations of states and political subdivisions	543	(6)	—	—	543	(6)
Corporate equity securities	—	—	—	—	—	—
Restricted securities	—	—	—	—	—	—

	$8,410	$(121)	$—	$—	$8,410	$(121)

The table above provides information about securities that have been in an unrealized loss position for less than twelve consecutive months, and also those securities that have been in an unrealized loss position for more than twelve consecutive months. At March 31, 2004, there were no securities in an unrealized loss position for twelve consecutive months or more. The Company invests in U.S Agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks. We consider all of the securities with unrealized losses to be temporarily impaired due to interest rate factors and not credit-related factors. At March 31, 2004, there were five U.S. agency mortgage-backed securities and two obligations of state and political subdivisions in an unrealized loss position. Ninety-eight percent of the Company’s investment securities have credit ratings of AAA and the weighted-average repricing term of the investment portfolio was 3.3 years at March 31, 2004.

Note 3. Loans

Loans at March 31, 2004 and December 31, 2003, are summarized as follows:

	(in thousands)
	March 31, 2004	December 31, 2003
Mortgage loans on real estate:
Construction	$29,829	$23,586
Secured by farm land	2,590	2,602
Secured by 1-4 family residential	77,413	71,657
Other real estate loans	91,268	85,509
Loans to farmers (except those secured by real estate)	359	395
Commercial and industrial loans (except those secured by real estate)	33,057	31,350
Consumer installment loans	32,404	31,820
Deposit overdrafts	392	296
All other loans	1,701	923

Total loans	$269,013	$248,138
Allowance for loan losses	2,528	2,547

Loans, net	$266,485	$245,591

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the three months ended March 31, 2004 and 2003 were as follows:

	(in thousands)
	2004	2003
Balance at beginning of year	$2,547	$2,162
Provision charged to operating expense	163	158
Loan recoveries	6	9
Loan charge-offs	(188)	(68)

Balance at end of period	$2,528	$2,261

Note 5. Capital Requirements

A comparison of the Company’s and its wholly-owned subsidiary’s, First Bank (the Bank), capital as of March 31, 2004 and December 31, 2003 with the minimum regulatory guidelines were as follows:

	(in thousands)
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004:
Total Capital (to Risk Weighted Assets):
Consolidated	$28,933	10.23%	$22,620	8.00%	N/A	N/A
First Bank	$28,591	10.12%	$22,593	8.00%	$28,241	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$26,405	9.34%	$11,310	4.00%	N/A	N/A
First Bank	$26,063	9.23%	$11,296	4.00%	$16,495	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$26,405	7.49%	$14,109	4.00%	N/A	N/A
First Bank	$26,063	7.40%	$14,095	4.00%	$17,618	5.00%

As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
Consolidated	$28,347	10.88%	$20,849	8.00%	N/A	N/A
First Bank	$28,017	10.76%	$20,831	8.00%	$26,038	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$25,800	9.90%	$10,424	4.00%	N/A	N/A
First Bank	$25,470	9.78%	$10,415	4.00%	$15,623	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$25,800	7.77%	$13,275	4.00%	N/A	N/A
First Bank	$25,470	7.68%	$13,266	4.00%	$16,583	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Company Obligated Mandatorily Redeemable Capital Securities

On March 11, 2003, First National (VA) Statutory Trust I (“the Trust”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly called trust preferred securities. On March 26, 2003, $3,000,000 of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2004 was 4.26%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of the Trust is $3,000,000 of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. As of March 31, 2004, the total amount of trust preferred securities issued by the Trust can be included in the Company’s Tier 1 capital.

Note 7. Benefit Plans

Components of net periodic benefit cost for the quarter ended March 31, 2004 and 2003 were as follows:

	Pension Benefits
	2004	2003
Service cost	$37,514	$28,364
Interest cost	48,831	43,734
Expected return on plan assets	(33,212)	30,628
Amortization of net obligation at transition	(1,407)	1,407
Amortization of or prior service cost	818	818
Amortization of net (gain) loss	9,415	6,078

Net periodic benefit cost	$61,959	$46,959

The Company previously disclosed in its Annual Report on Form 10-KSB in its consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $247,834 to its pension plan in 2004. At March 31, 2004, a contribution of $546,474 had been made. This increase was a direct result of increases in the Company’s maximum allowable tax-deductible contribution. The Company presently anticipates no further contributions during the remainder of 2004.

Note 8. Earnings per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result form the assumed issuance. There are no potential common shares that would have a dilutive effect.

INDEPENDENT ACCOUNTANT’S REPORT

To the Board of Directors

First National Corporation

Strasburg, Virginia

We have reviewed the accompanying consolidated balance sheet of First National Corporation and subsidiaries as of March 31, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for the three month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of First National Corporation as of December 31, 2003 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Winchester, Virginia

May 12, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution About Forward Looking Statements

Certain information in this discussion may include forward looking statements that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements.

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by certain factors. We have identified factors in the “Caution About Forward Looking Statements” section of our Annual Report on Form 10-KSB for the year ended December 31, 2003, which can be accessed from our website at www.firstbank-va.com.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

First National Corporation (the Company) is the financial holding company of First Bank (the Bank). First Bank owns First Bank Financial Services, Inc., which invests in partnerships that provide title insurance and investment services. The following discussion and analysis of the financial condition and results of operations of the Company for the three months ended March 31, 2004 should be read in conjunction with the consolidated financial statements and related notes. The results of operations for the three months ended March 31, 2004 may not be indicative of the results to be achieved for the year.

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

Allowance for loan losses. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, an analysis of the borrower’s overall financial condition, resources and payment record; the prospects for support from financial guarantors; and the fair market value of collateral are used to estimate the probability and severity of inherent losses. Additionally, historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and our actual losses could differ from the estimates.

The formula allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans, including residential mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. Also, a formula allowance is used for the remaining pool of larger balance, non-homogeneous loans that were not allocated a specific allowance upon their review. The formula allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include an analysis of historical delinquency and loss experience over a five-year period, together with analyses that reflect current economic trends and conditions. The formula allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

The Bank’s Board of Directors approves all loans greater than $1 million or loans that exceed individual loan officer lending limits established by the Bank. The President and the Senior Loan Administrator can combine their lending limits to approve loans up to $1 million. All loans greater than $500 thousand are reported to the board. The Loan Policy Committee consists of five independent directors and the meetings are attended by certain members of management. The committee approves the Bank’s Loan Policy and loans to be charged-off. They also review the allowance for loan loss adequacy calculation as well as the loan watch list and other management reports. The committee meets on a quarterly basis and the chairman of the committee then reports to the Board of Directors.

Residential loan originations come primarily from walk-in customers, real estate brokers and builders. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by the Bank’s loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow available for debt service. Loan quality is analyzed based on the Bank’s experience and credit underwriting guidelines as well as the guidelines issued by the purchasers of loans, depending on the type of loan involved. Real estate collateral is appraised by independent fee appraisers who have been pre-approved by the senior loan administrator.

Construction Lending

The Bank makes local construction loans, primarily residential, and land acquisition and development loans. The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. At March 31, 2004, construction, land and land development loans outstanding were $29.8 million, or 11.09% of gross loans. The average life of most construction loans is approximately one year and they reprice monthly to meet the market, typically prime plus one percent. Because the interest rate charged on these loans float with the market, they assist the Bank in managing interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but typically have higher yields. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. At March 31, 2004, commercial loans totaled $33.1 million, or 12.3% of the total loan portfolio.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. At March 31, 2004, commercial real estate loans aggregated $93.9 million or 34.9% of the Bank’s gross loans.

In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less in many cases. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness, prior credit history and reputation, and the Bank typically requires personal guarantees or endorsements of the borrowers’ principal owners. The Bank also carefully evaluates the location of the security property.

One-to-Four-Family Residential Real Estate Lending

Residential lending activity may be generated by the Bank’s loan officer solicitations, referrals by real estate professionals, and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Loan quality is analyzed based on guidelines issued by the applicable secondary market investor. The non-conforming one-to-four family loans originated by the Bank that do not generally meet investor guidelines are underwritten using the Bank’s underwriting guidelines. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Senior Loan Administrator.

Typically, all fixed rate mortgage loans are originated with the intent to sell. In order to meet community needs and retain a competitive edge, the Bank occasionally originates non-conforming fixed rate loans. At March 31, 2004, $77.4 million, or 28.8%, of the Bank’s loan portfolio consisted of one-to-four-family residential real estate loans.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and, if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Bank does require escrows for real estate taxes and insurance for secondary market loans.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, and credit card loans. At March 31, 2004, the Bank had consumer loans of $32.4 million or 12.0% of gross loans. Such loans are generally made to customers with whom the Bank has a pre-existing relationship. The Bank currently originates most of its consumer loans in its geographic market area.

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

Overview

Earnings and assets continued to grow during the first quarter of 2004. Net income for the quarter ended March 31, 2004 was $897 thousand, an increase of $153 thousand or 20.6%, compared to $744 thousand for the same period in 2003. Net income per share, basic and diluted, increased $0.12 per share from $0.49 in the first quarter of 2003 to $0.61 for the same period in 2004. The increase in earnings resulted primarily from a continuing increase in the Bank’s net interest income. Annualized return on average assets was 1.02% for the first three months of 2004 compared to 1.00% during the same period in 2003. Annualized return on average equity increased 221 basis points to 15.01% for the first quarter of 2004 compared to 12.80% for the same period in 2003.

Assets increased 6.7% to $366.5 million at March 31, 2004 from $343.6 at December 31, 2003. Growth occurred primarily in the loan portfolio where loans, net of the allowance for loan losses, increased 8.5% or $20.9 million from $245.6 million at December 31, 2003 to $266.5 million at March 31, 2004. The securities portfolio decreased $1.7 million to $69.2 million at March 31, 2004 from $70.9 million at December 31, 2003. This decrease was a direct result of the strong loan demand that occurred in the first quarter of 2004.

Results of Operations

General. Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on earning assets, predominately loans and securities, exceeds interest expense on interest-bearing liabilities, predominately deposits and other borrowings. The provision for loan losses and the amount of noninterest income and expense also impact net income. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Net interest margin is calculated by dividing tax equivalent net interest income by average earning assets. Noninterest income and expense consists of income from service charges on deposit accounts; fees charged for other services; gains and losses from the sale of assets, including loans held for sale, securities, and premises and equipment; general and administrative expenses; and income tax expense.

Net income of the Company increased in the first three months of 2004 compared to the first quarter of 2003 as a result of continued growth in earning assets. In the first quarter of 2004, the growth in net interest income and noninterest income exceeded the growth in noninterest expenses. During the same three month period in 2003, net interest income also increased as the Company continued to experience favorable asset growth.

Net Interest Income. Net interest income increased 23.1% from $2.5 million for the quarter ended March 31, 2003 to $3.1 million for the quarter ended March 31, 2004. The decline in interest expense (5.2%) combined with an increase in interest income (11.4%) generated an increase in net interest income of $584 thousand. This increase in net interest income resulted from an increase in interest-earning assets and an improvement in the net interest margin. The net interest margin was 3.86% for the three months ended March 31, 2004, compared to 3.68% for the same period in 2003.

Interest income as a percent of average earning assets decreased from 6.22% in the first quarter of 2003 to 5.90% for the same period in 2004. Interest expense as a percent of average interest-bearing liabilities also decreased from 3.03% in the first quarter of 2003 to 2.51% in the same period of 2004. Net interest margin was 3.86% in the first quarter of 2004 compared to 3.68% for the first quarter of 2003. The decrease in the yield on interest bearing liabilities exceeded the decrease in the yield on earning assets, resulting in the improved net interest margin for the first quarter of 2004 compared to 2003. We do not anticipate significant changes in the net interest margin in future periods based on our interest rate sensitivity analysis.

The following table shows the Company’s average balances, interest income and expense, yields and the net interest margin for the three months ended March 31, 2004, 2003 and 2002.

Average Balances, Income and Expense, Yields and Rates

(dollars in thousands)

Three Months Ended March 31,

	2004			2003			2002
	Average Balance	Annual Income/ Expense	(3) Yield/ Rate	Average Balance	Annual Income/ Expense	Yield/ Rate	Average Balance	Annual Income/ Expense	Yield/ Rate
ASSETS
Balances at correspondent banks - interest bearing	$355	$5	6.04%	$1,810	$10	2.34%	$1,025	$7	5.23%
Securities:
Taxable	61,068	604	3.98%	46,263	505	4.36%	35,228	455	5.80%
Tax-exempt (1)	9,247	152	6.61%	6,058	107	7.16%	6,450	117	7.32%

Total securities	70,315	756	4.32%	52,321	612	4.68%	41,678	572	6.05%
Loans: (2)
Taxable	256,170	4,047	6.35%	218,402	3,679	6.74%	185,112	3,486	8.29%
Tax-exempt (1)	3,320	51	6.24%	1,692	31	7.38%	1,038	20	8.51%

Total loans	259,490	4,098	6.35%	220,094	3,710	6.74%	186,150	3,506	8.29%
Federal funds sold	907	2	0.86%	5,442	15	1.11%	8,539	36	4.23%

Total earning assets	331,067	4,861	5.90%	279,667	4,347	6.22%	237,392	4,121	7.78%
Less: allowance for loan losses	(2,588)			(2,230)			(2,005)
Total nonearning assets	24,044			19,953			13,415

Total assets	$352,523			$297,390			$248,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Checking	$60,775	$182	1.20%	$53,099	$211	1.59%	$14,070	$32	1.24%
Money market savings	10,982	16	0.59%	9,166	23	0.99%	7,393	31	2.42%
Regular savings	44,262	75	0.68%	45,136	100	0.89%	60,033	292	3.33%
Certificates of deposit:
Less than $100,000	69,505	584	3.38%	66,842	704	4.21%	60,372	767	5.67%
Greater than $100,000	36,941	303	3.30%	33,690	331	3.93%	28,332	312	5.54%

Total interest bearing deposits	222,465	1,160	2.10%	207,933	1,369	2.63%	170,200	1,434	4.27%
Federal funds purchased	3,536	14	1.62%	—	—	—	—	—	4.39%
Company obligated manditorily redeemable capital securities	3,000	34	4.58%	—	—	—	—	—	—
Other borrowings	40,791	475	4.68%	26,767	406	6.07%	28,103	430	6.25%

Total interest bearing liabilities	269,792	1,683	2.51%	234,700	1,775	3.03%	198,303	1,864	4.58%
Noninterest bearing liabilities
Demand deposits	56,644			37,149			26,813
Other liabilities	2,057			2,286			1,973

Total liabilities	328,493			274,135			227,089
Shareholders’ equity	24,030			23,255			21,713

Total liabilities and shareholders’ equity	$352,523			$297,390			$248,802

Net interest income		$3,178			$2,572			$2,257

Interest rate spread			3.39%			3.19%			3.18%
Interest expense as a percent of average earning assets			2.04%			2.54%			3.14%
Net interest margin			3.86%			3.68%			3.80%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 2004, 2003 and 2002.
(2)	Loans placed on nonaccrual status are reflected in the balances.
(3)	Annualized

Provision for Loan Losses. The provision for loan losses for the first three months of 2004 was $163 thousand compared to $158 thousand in the same period of 2003. The amount allocated during the year to the provision for loan losses resulted from management’s analysis of the existing loan portfolio and their related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the quarter ended March 31, 2004, net charge-offs totaled $181.9 thousand compared to $58.4 thousand for the quarter ended March 31, 2003. The total allowance for loan losses of $2.5 million at March 31, 2004 decreased slightly (0.74% or $19 thousand) from December 31, 2003. The increases in the total allowance for loan losses are reflective of charge-off activity, changes in classified loans and growth in the loan portfolio.

Management has determined that the allowance for loan losses is adequate. There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers. See “Critical Accounting Policies” above for additional information on determination of the allowance.

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

Noninterest Income. Noninterest income increased 9.1% to $878 thousand for the three months ended March 31, 2004 compared to $805 thousand for the same period in 2003. Service charges increased 20.1% to $633 thousand for the three months ended March 31, 2004 compared to $527 thousand for the same period in 2003. This increase was attributable to growth in the number of noninterest-bearing demand deposits and related overdraft fees. The Company expects these service charges to remain the most significant component of our noninterest income in future periods; however, are not expecting this significant growth trend to continue, as the competition for noninterest-bearing demand deposits continues to increase. Fees for other customer services increased 42.2% to $236 thousand for the quarter ended March 31, 2004 compared to $166 thousand for the same period in 2003. Brokerage fees, ATM fees and other transaction fees contributed to this increase.

Noninterest Expense. Noninterest expense increased 22.2% to $2.5 million for the three months ended March 31, 2004 compared to $2.1 million for the same period in 2003. We do not anticipate a continued trend in significant increases in noninterest expenses in 2004. Salaries and employee benefits increased over the comparable quarter of 2003, primarily from hiring additional staff to support the growth in the business. Occupancy and equipment costs increased over the comparable quarter of 2003 as a result of further expansion into Shenandoah County with the opening of the Mt. Jackson branch. During the fourth quarter of 2003, the Corporation also opened the Winchester Financial Center, which serves the Winchester and Frederick County markets. Other expenses increased due to the growth of the business.

Income Taxes. The Company has adopted FASB Statement No. 109, “Accounting for Income Taxes”. A more detailed discussion of the Company’s tax calculation is contained in the notes to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Financial Condition

General. Management continued to increase the size of the loan portfolio in the first quarter of 2004. Loans, net of the allowance for loan losses, increased $20.9 million or 8.5% from $245.6 million at December 31, 2003 to $266.5 million at March 31, 2004. This growth in loans was reflected in the 6.7% increase in assets during the first quarter 2004. The growth was funded primarily by deposit growth of $14.9 million and FHLB advances. We anticipate continued growth in the loan portfolio and total assets; however, we are not anticipating those significant trends to continue in future periods, as the competition for loans continues to increase in our market area.

Loans. The Bank is an active lender with a loan portfolio which includes commercial and residential mortgages, commercial loans, consumer loans, both installment and credit card, real estate construction loans and home equity loans. The Bank’s lending activity is concentrated on individuals and small to medium sized businesses in its primary trade area of the Virginia counties of Shenandoah, Warren, Clarke and Frederick and the City of Winchester. As a provider of community oriented financial services, the Bank does not attempt to geographically diversify its loan portfolio by undertaking significant lending activity outside its primary trade area.

Asset Quality. The allowance for loan losses totaled $2.5 million at March 31, 2004 and at December 31, 2003, representing 0.94% and 1.03% of total loans, respectively. Nonperforming assets totaled $436 thousand and $171 thousand at March 31, 2004 and December 31, 2003, respectively, representing 17.2% and 6.7% of the allowance for loan losses, respectively.

Total losses charged against the allowance in the first quarter of 2004 was $188 thousand compared to $68 thousand in the first three months of 2003. Recoveries, consisting of the recovery of principal on loans previously charged against the allowance, totaled $6 thousand in the first quarter of 2004 and $9 thousand in the first quarter of 2003.

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

Non-Performing Assets. Management classifies as non-performing assets both those loans on which payment has been delinquent 90 days or more and those loans for which there is a risk of loss to either principal or interest, and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is booked at the lower of cost or market less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had no foreclosed real estate at March 31, 2004 and 2003.

Impaired loans having recorded investments of $249 thousand at March 31, 2004 have been recognized in conformity with SFAS Statement No. 114. There were no impaired loans at December 31, 2003. The related allowance for loan losses provided for these loans totaled $50 thousand at March 31, 2004. The average recorded investment in impaired loans during the three months ended March 31, 2004 and the year ended December 31, 2003 was $251 thousand and $90 thousand, respectively. There were no cash payments received on impaired loans in the first quarter of 2004 and 2003 that were recognized as interest income.

Securities. Securities at March 31, 2004 were $69.2 million, a decrease of $1.7 million or 2.3% from $70.9 million at December 31, 2003. We do not expect significant growth in the securities portfolio during 2004 as we anticipate strong loan demand. Investment securities are comprised of U.S. Agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of March 31, 2004, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios.

Deposits. Deposits at March 31, 2004 were $292.8 million, an increase of $14.9 million or 5.4% from $277.8 million at December 31, 2003. Noninterest-bearing demand deposits increased $7.1 million or 12.6% to $63.0 million at March 31, 2004 from $55.9 million at December 31, 2003, which contributed to 47.4% of the total growth in deposits. We do not expect the growth in noninterest-bearing deposits to be as significant throughout the remainder of this year, as competition continues to increase in our market area. Savings and interest-bearing demand deposits remained substantially unchanged at $116.4 million while time deposits increased $7.0 million or 6.6% during the year from $106.3 million at December 31, 2003 to $113.3 million at March 31, 2004.

Liquidity. Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities, and loans maturing within one year. As a result of the Bank’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ borrowing needs.

As of March 31, 2004, non-deposit sources of funds totaled $43.0 million. $24.8 million was comprised of Federal Home Loan Bank (FHLB) borrowings. Activity during the first quarter of 2004 included monthly principal reductions associated with the Principal Reducing Credit (PRC) advance and a new borrowing with a Daily Rate Credit (DRC) advance. During the first quarter of 2004, the bank borrowed $14.0 million on the new DRC advance. The balance at March 31, 2004 was $8.0 million on the DRC, and was subsequently paid-off in April 2004.

At March 31, 2004, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities, and loans maturing within one year were $127.2 million. At the end of the first quarter of 2004, approximately 51.0% or $96.6 million of the loan portfolio would mature or reprice within a one-year period.

On March 11, 2003, First National (VA) Statutory Trust I (“the Trust”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly called trust preferred securities. On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2004 was 4.26%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of the Trust is $3.0 million of the Company’s junior subordinated debt securities with maturities and interest rates like the trust preferred securities.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. As of March 31, 2004, the total amount of trust preferred securities issued by the Trust was included in the Company’s Tier 1 capital.

Capital Resources. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of the Company’s asset and liability levels and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of risk-weighted assets to total capital of 10.23% at March 31, 2004, a ratio of risk-weighted assets to Tier 1 capital of 9.34%, and a ratio of Tier 1 capital to average assets of 7.49%. All of these ratios exceed the capital requirements adopted by the federal regulatory agencies.

Recent Developments. The Bank had entered into contracts to sell two properties. One of the transactions closed on April 30, 2004 and generated a gain on sale of premises and equipment of approximately $453 thousand. Another property is also anticipated to generate a gain from the sale. The closing date for this sale is scheduled for the second quarter of 2004.

Recent Accounting Pronouncements. There have been no recent accounting pronouncements since the filing of our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s market risk is composed primarily of interest rate risk. The Company’s Funds Management Committee (FMC) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Board of Directors reviews and approves the guidelines established by FMC.

Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measure changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate repricing values, is less utilized since it does not effectively measure the investment options risk impact on the Company and is not addressed here. But earnings simulation and economic value models, which more effectively measure the cash flow impacts, are utilized by management on a regular basis and are explained below.

Earnings Simulation Analysis

Management uses simulation analysis to measure the sensitivity of net income to changes in interest rates. The model calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better analysis of the sensitivity of earnings to changes in interest rates than other analysis such as the static gap analysis.

Assumptions used in the model, including loan and deposit growth rates, are derived from seasonal trends, economic forecasts and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are accounted for in the different rate scenarios.

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on net income (fully tax equivalent basis) for the Company using different rate scenarios as of March 31, 2004:

Change in Yield Curve	% Change in Net Income
+200 basis points	4.5%
+100 basis points	3.4%
Flat	—
- 100 basis points	(6.9)%
- 200 basis points	(20.9)%

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation.

The following chart reflects the change in net market value over different rate environments as of March 31, 2004:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$(7,252.2)
+100 basis points	(3,405.6)
Flat	—
- 100 basis points	3,422.3
- 200 basis points	7,371.3

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Company and its subsidiaries are parties to various legal proceedings. Based on information presently available, management believes that the ultimate outcome in any such proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Default upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits, Lists and Reports on Form 8-K

(a)	The following documents are attached hereto as Exhibits:

31.1	Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer Certification

31.2	Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer Certification

32.1	Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer Certification

32.2	Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer Certification

(b)	Reports on Form 8-K

The company furnished a Form 8-K on February 2, 2004 to report, under Item 12, that the company issued a press release dated January 27, 2004 reporting its financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Harry S. Smith	May 12, 2004
Harry S. Smith	Date
President and Chief Executive Officer

/s/ M. Shane Bell	May 12, 2004
M. Shane Bell	Date
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

31.1	Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer Certification

31.2	Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer Certification

32.1	Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer Certification

32.2	Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer Certification