Form 10-Q
period 2004-06-30
FIRST NATIONAL CORP /VA/
filed 2004-08-16
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-23976

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2004, the latest practicable date for determination, 1,462,062 shares of common stock, par value $2.50 per share, of the registrant were outstanding.

Part I – Financial Information

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) June 30, 2004	December 31, 2003

Assets
Cash and due from banks	$8,799	$10,658
Interest-bearing deposits in banks	1,120	261
Securities available for sale, at fair value	61,250	70,895
Loans held for sale	121	118
Loans, net of allowance for loan losses, 2004, $2,767, 2003, $2,547	286,599	245,591
Premises and equipment, net	11,404	11,485
Interest receivable	1,297	1,390
Other assets	3,247	3,159

Total assets	$373,837	$343,557

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$67,974	$55,958
Savings and interest-bearing demand deposits	122,221	115,588
Time deposits	113,515	106,282

Total deposits	$303,710	$277,828
Federal funds purchased	1,484	507
Other borrowings	35,249	36,555
Company obligated manditorily redeemable capital securities	8,000	3,000
Accrued expenses and other liabilities	1,342	2,164
Commitments and contingent liabilities	—	—

Total liabilities	$349,785	$320,054

Shareholders’ Equity
Common stock, par value $2.50 per share; authorized 4,000,000 shares; issued and outstanding 1,462,062	$3,655	$3,655
Surplus	1,465	1,465
Retained earnings	19,062	17,680
Accumulated other comprehensive income (loss), net	(130)	703

Total shareholders’ equity	$24,052	$23,503

Total liabilities and shareholders’ equity	$373,837	$343,557

See Notes to Consolidated Financial Statements

F IRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended June 30, 2004 and 2003

(in thousands, except per share data)

	(unaudited) June 30, 2004	(unaudited) June 30, 2003

Interest and Dividend Income
Interest and fees on loans	$4,246	$3,903
Interest on federal funds sold	2	10
Interest on deposits in banks	5	8
Interest and dividends on securities available for sale:
Taxable interest	557	469
Nontaxable interest	96	89
Dividends	17	—

Total interest and dividend income	$4,923	$4,479

Interest Expense
Interest on deposits	$1,233	$1,341
Interest on federal funds purchased	11	1
Interest on company obligated mandatorily redeemable capital securities	40	—
Interest on other borrowings	449	411

Total interest expense	$1,733	$1,753

Net interest income	$3,190	$2,726
Provision for loan losses	285	172

Net interest income after provision for loan losses	$2,905	$2,554

Noninterest Income
Service charges	$689	$580
Fees for other customer services	256	179
Gains on sale of premises and equipment	441	—
Gains on sale of loans	72	133
Other operating income	34	20

Total noninterest income	$1,492	$912

Noninterest Expense
Salaries and benefits	$1,332	$1,175
Occupancy	178	123
Equipment	217	183
Advertising	104	84
Stationery and supplies	73	72
Telecommunications	68	58
Legal and professional fees	158	71
Other operating expense	698	508

Total noninterest expense	$2,828	$2,274

Income before income taxes	$1,569	$1,192
Provision for income taxes	500	400

Net income	$1,069	$792

Earnings per share, basic and diluted	$0.73	$0.54

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Six months ended June 30, 2004 and 2003

(in thousands, except per share data)

	(unaudited) June 30, 2004	(unaudited) June 30, 2003

Interest and Dividend Income
Interest and fees on loans	$8,327	$7,602
Interest on federal funds sold	4	25
Interest on deposits in banks	10	18
Interest and dividends on securities available for sale:
Taxable interest	1,144	934
Nontaxable interest	196	161
Dividends	34	39

Total interest and dividend income	$9,715	$8,779

Interest Expense
Interest on deposits	$2,393	$2,710
Interest on federal funds purchased	25	1
Interest on company obligated mandatorily redeemable capital securities	74	36
Interest on other borrowings	924	817

Total interest expense	$3,416	$3,564

Net interest income	$6,299	$5,215
Provision for loan losses	448	330

Net interest income after provision for loan losses	$5,851	$4,885

Noninterest Income
Service charges	$1,322	$1,107
Fees for other customer services	492	329
Gains on sale of securities	—	16
Gains on sale of premises and equipment	435	1
Gains on sale of loans	97	213
Other operating income	24	51

Total noninterest income	$2,370	$1,717

Noninterest Expense
Salaries and benefits	$2,535	$2,205
Occupancy	357	251
Equipment	428	362
Advertising	200	157
Stationery and supplies	182	156
Telecommunications	133	101
Legal and professional fees	254	145
Other operating expense	1,262	926

Total noninterest expense	$5,351	$4,303

Income before income taxes	$2,870	$2,299
Provision for income taxes	904	763

Net income	$1,966	$1,536

Earnings per share, basic and diluted	$1.34	$1.03

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Six months ended June 30, 2004 and 2003

(in thousands)

	(unaudited) June 30, 2004	(unaudited) June 30, 2003

Cash Flows from Operating Activities
Net income	$1,966	$1,536
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	345	286
Origination of loans held for sale	(9,131)	(14,436)
Proceeds from sale of loans available for sale	9,225	15,997
Provision for loan losses	448	330
Gains on sale of securities available for sale	—	(16)
Gains on sale of bank premises and equipment	(435)	—
Gains on sale of loans	(97)	(213)
Accretion of security discounts	(13)	(17)
Amortization of security premiums	215	282
Changes in assets and liabilities:
Decrease in accrued interest receivable	93	52
Increase in other assets	(88)	(303)
Increase (decrease) in accrued expenses and other liabilities	(393)	48

Net cash provided by operating activities	$2,135	$3,546

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	$—	$1,081
Proceeds from maturities, calls, and principal payments of securities available for sale	8,830	10,773
Purchase of securities available for sale	(649)	(11,570)
Increase in federal funds sold	—	(8,998)
Purchase of bank premises and equipment	(356)	(2,041)
Proceeds from sale of property and equipment	527	—
Net increase in loans	(41,456)	(15,270)

Net cash used in investing activities	$(33,104)	$(26,025)

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$18,649	$17,584
Net increase in time deposits	7,233	4,848
Proceeds from other borrowings	14,000	—
Principal payments on other borrowings	(15,306)	—
Proceeds from issuance of company obligated mandatorily redeemable capital securities	5,000	3,000
Cash dividends paid	(584)	(555)
Acquisition of common stock	—	(2,449)
Increase in federal funds purchased	977	—

Net cash provided by financing activities	$29,969	$22,403

Decrease in cash and cash equivalents	$(1,000)	$(76)
Cash and Cash Equivalents
Beginning	$10,919	$14,920
Ending	$9,919	$14,844

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Six months ended June 30, 2004 and 2003

(in thousands)

	(unaudited) June 30, 2004	(unaudited) June 30, 2003

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,410	$3,574

Income Taxes	$496	$690

Supplemental Disclosures of Noncash Investing Activities
Unrealized (loss) on securities available for sale	$(1,262)	$(181)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2004 and 2003

(in thousands, except per share data)

(unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2002	$3,950	$1,465	$17,659	$1,180		$24,254
Comprehensive income:
Net income	—	—	1,536	—	$1,536	1,536
Other comprehensive loss net of tax, unrealized holding losses arising during the period (net of tax, $57)	—	—	—	—	(108)	—
Reclassification adjustment (net of tax, $5)	—	—	—	—	(11)	—

Other comprehensive loss, net of tax, $62)	—	—	—	(119)	$(119)	(119)

Total comprehensive income					$1,417

Cash dividends ($0.38 per share)	—	—	(555)	—		(555)
Acquisition of 118,000 shares of common common stock	(295)	—	(2,154)	—		(2,449)

Balance, June 30, 2003	$3,655	$1,465	$16,486	$1,061		$22,667

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2003	$3,655	$1,465	$17,680	$703		$23,503
Comprehensive income:
Net income	—	—	1,966	—	$1,966	1,966
Other comprehensive loss, net of tax, unrealized holding losses arising during the period (net of tax, $429)	—	—	—	(833)	(833)	(833)

Total comprehensive income					$1,133

Cash dividends ($0.40 per share)	—	—	(584)	—		(584)

Balance, June 30, 2004	$3,655	$1,465	$19,062	$(130)		$24,052

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2004 and December 31, 2003, the results of operations for the six and three months ended June 30, 2004 and 2003, and statements of cash flows and changes in shareholders’ equity for the six months ended June 30, 2004 and 2003.

Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain reclassifications have been made to prior period balances to conform to the current period presentation.

Note 2. Securities

Amortized costs and fair values of securities available for sale at June 30, 2004 and December 31, 2003 are as follows:

	(in thousands) June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Agency and mortgage-backed securities	$50,689	$412	$(629)	$50,472
Obligations of states and political subdivisions	8,735	121	(181)	8,675
Corporate equity securities	4	80	—	84
Restricted securities	2,019	—	—	2,019

	$61,447	$613	$(810)	$61,250

	(in thousands) December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Agency and mortgage-backed securities	$58,760	$1,004	$(229)	$59,535
Obligations of states and political subdivisions	8,983	261	(26)	9,218
Corporate equity securities	4	55	—	59
Restricted securities	2,083	—	—	2,083

	$69,830	$1,320	$(255)	$70,895

The Company had no securities classified as held to maturity at June 30, 2004 or December 31, 2003.

Notes to Consolidated Financial Statements

(unaudited)

At June 30, 2004, investments in an unrealized loss position that are temporarily impaired are as follows:

	(in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. Agency and mortgage-backed securities	$31,885	$(629)	$—	$—	$31,885	$(629)
Obligations of states and political subdivisions	3,334	(181)	—	—	3,334	(181)
Corporate equity securities	—	—	—	—	—	—
Restricted securities	—	—	—	—	—	—

	$35,219	$(810)	$—	$—	$35,219	$(810)

The table above provides information about securities that have been in an unrealized loss position for less than twelve consecutive months, and also those securities that have been in an unrealized loss position for twelve consecutive months or more. At June 30, 2004, there were no securities in an unrealized loss position for twelve consecutive months or more. The Company invests in U.S Agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks. All of the securities with unrealized losses are considered temporarily impaired due to interest rate factors. These securities have not suffered credit deterioration and the Company has the ability to hold these issues until maturity. At June 30, 2004, there were twenty-two U.S. agency mortgage-backed securities and eleven obligations of state and political subdivisions in an unrealized loss position. Ninety-eight percent of the Company’s investment securities have credit ratings of AAA and the weighted-average repricing term of the investment portfolio was 3.6 years at June 30, 2004.

Note 3. Loans

Loans at June 30, 2004 and December 31, 2003, are summarized as follows:

	(in thousands)
	June 30, 2004	December 31, 2003
Mortgage loans on real estate:
Construction	$36,235	$23,586
Secured by farm land	2,344	2,602
Secured by 1-4 family residential	86,981	71,657
Other real estate loans	93,057	85,509
Loans to farmers (except those secured by real estate)	323	395
Commercial and industrial loans (except those secured by real estate)	35,929	31,350
Consumer loans	32,398	31,820
Deposit overdrafts	244	296
All other loans	1,855	923

Total loans	$289,366	$248,138
Allowance for loan losses	2,767	2,547

Loans, net	$286,599	$245,591

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the six months ended June 30, 2004 and 2003 were as follows:

	(in thousands)
	2004	2003
Balance at beginning of year	$2,547	$2,162
Provision charged to operating expense	448	330
Loan recoveries	34	20
Loan charge-offs	(262)	(143)

Balance at end of period	$2,767	$2,369

Note 5. Other Borrowings

The Company had unused lines of credit totaling $52,723,616 available with non-affiliated banks at June 30, 2004. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta in which the Bank can borrow up to 19% of its assets.

At June 30, 2004, the Company had borrowings from the Federal Home Loan Bank system totaling $35,000,000 which mature through March 17, 2008. Fixed rate advances totaled $30,000,000 and adjustable rate advances totaled $5,000,000 at June 30, 2004. The interest rate on these notes payable ranged from 1.31% to 6.57% and the weighted average rate was 5.02%. The Company had collateral pledged on these borrowings at June 30, 2004 including real estate loans totaling $64,172,000, and Federal Home Loan Bank stock and securities with a book value of $4,665,546.

The Bank had a $248,971 note payable, secured by a deed of trust, which requires monthly payments of $2,254 and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Note 6. Capital Requirements

A comparison of the capital of the Company and its wholly-owned subsidiary, First Bank (the Bank), at June 30, 2004 and December 31, 2003 with the minimum regulatory guidelines were as follows:

	(dollars in thousands)
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004:
Total Capital (to Risk Weighted Assets):
Consolidated	$34,949	11.73%	$23,878	8.00%	N/A	N/A
First Bank	$34,551	11.60%	$23,837	8.00%	$29,796	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$32,182	10.78%	$11,939	4.00%	N/A	N/A
First Bank	$31,784	10.67%	$11,918	4.00%	$17,878	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$32,182	8.77%	$14,670	4.00%	N/A	N/A
First Bank	$31,784	8.68%	$14,650	4.00%	$18,312	5.00%

Notes to Consolidated Financial Statements

(unaudited)

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

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On March 11, 2003, First National (VA) Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly called trust preferred securities. On March 26, 2003, $3,000,000 of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2004 was 4.74%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of the Trust is $3,000,000 of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly called trust preferred securities. On June 17, 2004, $5,000,000 of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2004 was 4.03%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5,000,000 of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. As of June 30, 2004, the total amount of trust preferred securities issued by the Trust can be included in the Company’s Tier 1 capital.

Notes to Consolidated Financial Statements

(unaudited)

Note 8. Benefit Plans

Components of net periodic benefit cost for the quarter ended June 30, 2004 and 2003 were as follows:

	Pension Benefits
	2004	2003
Service cost	$75,028	$56,728
Interest cost	97,662	87,468
Expected return on plan assets	(66,424)	(61,256)
Amortization of net obligation at transition	(2,814)	(2,814)
Amortization of prior service cost	1,636	1,636
Amortization of net (gain) loss	18,830	12,156

Net periodic benefit cost	$123,918	$93,918

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 2003, that it expected to contribute $247,834 to its pension plan in 2004. At June 30, 2004, a contribution of $546,474 had been made. This increase was a direct result of increases in the Company’s maximum allowable tax-deductible contribution. The Company presently anticipates no further contributions during the remainder of 2004.

Note 9. Earnings per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution About Forward Looking Statements

Certain information in this discussion may include forward looking statements that are subject to risks and uncertainties. These forward looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements.

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by certain factors. The Company has identified factors in the “Caution About Forward Looking Statements” section of the Annual Report on Form 10-KSB for the year ended December 31, 2003, which can be accessed from the Company’s website at www.firstbank-va.com.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

General

First National Corporation (the Company) is the financial holding company of First Bank (the Bank). The Bank owns First Bank Financial Services, Inc., which invests in partnerships that provide title insurance and investment services. The following discussion and analysis of the financial condition and results of operations of the Company for the six months ended June 30, 2004 should be read in conjunction with the consolidated financial statements and related notes. The results of operations for the three and six months ended June 30, 2004 may not be indicative of the results to be achieved for the year.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from the historical factors. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of transactions would be the same, the timing of events that would impact transactions could change.

Allowance for loan losses. The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, an analysis of the borrower’s overall financial condition, resources and payment record, the prospects for support from financial guarantors, and the fair market value of collateral are used to estimate the probability and severity of inherent losses. Additionally, historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered.

The use of these values is inherently subjective and actual losses could differ from the estimates.

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

The Bank’s Board of Directors approves all loan relationships greater than $1 million. The President and the Senior Loan Administrator can combine their lending limits to approve loans up to $1 million. All loans greater than $500 thousand are reported to the board. The Loan Policy Committee consists of five independent directors and the meetings are attended by certain members of management. The committee approves the Bank’s Loan Policy and loans to be charged-off. It also reviews the allowance for loan loss adequacy calculation as well as the loan watch list and other management reports. The committee meets on a quarterly basis and the chairman of the committee then reports to the Board of Directors.

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

Construction Lending

The Bank makes local construction loans, primarily residential, and land acquisition and development loans. The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. Construction, land and land development loans outstanding at June 30, 2004 and December 31, 2003, were $36.2 million, or 12.5% of gross loans and $23.6 million, or 9.5% of gross loans, respectively. The average life of most construction loans is approximately one year and they reprice monthly to meet the market, typically prime plus one percent. Because the interest rate charged on these loans float with the market, they assist the Bank in managing interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but typically have higher yields. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. At June 30, 2004, commercial loans totaled $35.9 million, or 12.4% of the total loan portfolio as compared to $31.4 million, or 12.6%, at December 31, 2003.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers and churches. At June 30, 2004, commercial real estate loans aggregated $95.4 million or 33.0% of the Bank’s gross loans as compared to $88.1 million, or 35.5%, at December 31, 2003.

In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less in many cases. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation, and the Bank typically requires personal guarantees or endorsements of the borrowers’ principal owners. The Bank also carefully evaluates the location of the security property.

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

Typically, all fixed rate mortgage loans are originated with the intent to sell. In order to meet community needs and retain a competitive edge, the Bank occasionally originates non-conforming fixed rate loans. At June 30, 2004, $87.0 million, or 30.1%, of the Bank’s loan portfolio consisted of one-to-four-family residential real estate loans as compared to $71.7 million, or 28.9%, at December 31, 2003.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and, if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Bank does require escrows for real estate taxes and insurance for secondary market loans.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, and credit card loans. At June 30, 2004, the Bank had consumer loans of $32.4 million, or 11.2% of gross loans as compared to $31.8 million, or 12.8% at December 31, 2003. Such loans are generally made to customers with whom the Bank has a pre-existing relationship. The Bank currently originates most of its consumer loans in its geographic market area.

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

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on a proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of any security in relation to the proposed loan amount.

Overview

Earnings and assets continued to grow during the second quarter of 2004. Net income for the six months ended June 30, 2004 was $2.0 million, an increase of $430 thousand or 28.0% compared to $1.5 million for the same period in 2003. Net income per share, basic and diluted, increased $0.31 per share from $1.03 for the six months ended June 30, 2003 to $1.34 for the same period in 2004. The increase in earnings resulted primarily from a continuing increase in the Bank’s net interest income. Annualized return on average assets was 1.10% for the first six months of 2004 compared to 1.02% during the same period in 2003. Annualized return on average equity increased 293 basis points to 16.43% for the six months ended June 30, 2004 compared to 13.50% for the same period in 2003.

Assets increased 8.8% to $373.8 million at June 30, 2004 from $343.6 million at December 31, 2003. Growth occurred primarily in the loan portfolio where loans, net of the allowance for loan losses, increased 16.7% or $41.0 million from $245.6 million at December 31, 2003 to $286.6 million at June 30, 2004. The securities portfolio decreased $9.6 million to $61.3 million at June 30, 2004 from $70.9 million at December 31, 2003. This decrease was a direct result of maturities and calls of securities, which was not reinvested in bonds due to the strong loan growth that occurred in the first six months of 2004.

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

Net income of the Company increased in the first six months of 2004 compared to the first six months of 2003 as a result of continued growth in earning assets. For the six months ended June 30, 2004, the growth in net interest income and noninterest income exceeded the growth in noninterest expense. During the same six month period in 2003, net interest income also increased as the Company continued to experience favorable asset growth.

Net Interest Income. Net interest income increased 20.8% from $5.2 million for the six months ended June 30, 2003 to $6.3 million for the six months ended June 30, 2004. The decline in interest expense (4.2%) combined with an increase in interest and dividend income (10.7%) generated an increase in net interest income of $1.1 million. This increase in net interest income can be attributed to continuing growth in average earning assets from loan production. The net interest margin was unchanged at 3.82% for the six months ended June 30, 2004, compared to the same period in 2003. Net interest income increased 17.0% from $2.7 million for the three months ended June 30, 2003 to $3.2 million for the same period in 2004.

Interest income as a percent of average earning assets decreased from 6.33% for the six months ended June 30, 2003 to 5.85% for the same period in 2004. Interest expense as a percent of average interest-bearing liabilities also decreased from 3.03% for the six months ended June 30, 2003 to 2.52% for the same period of 2004. The net interest margin remained unchanged due to similar decreases in both the yield on earning assets and the yield on interest-bearing liabilities. The Company does not anticipate significant changes in the net interest margin over the next 24 months based on the interest rate sensitivity analysis.

The following table provides information on average earning assets and interest-bearing liabilities for the six months ended June 30, 2004 and 2003 as well as amounts and rates of tax equivalent interest earned and interest paid. The tax equivalent adjustment, utilizing a federal statutory rate of 34%, amounted to $136 thousand and $105 thousand for the six months ended June 30, 2004 and 2003, respectively.

Average Balances, Income and Expense, Yields and Rates

(dollars in thousands)

Six Months Ended June 30,

	2004			2003
	Average Balance	Interest Income/ Expense	(3) Yield/ Rate	Average Balance	Interest Income/ Expense	(3) Yield/ Rate
ASSETS
Balances at correspondent banks - interest bearing	$1,140	$10	1.83%	$1,480	$18	2.50%
Securities:
Taxable	58,654	1,177	4.04%	46,710	973	4.20%
Tax-exempt (1)	9,022	296	6.61%	6,505	244	7.56%

Total securities	67,676	1,474	4.38%	53,215	1,217	4.61%
Loans: (2)
Taxable	265,396	8,259	6.26%	221,889	7,560	6.87%
Tax-exempt (1)	3,293	102	6.24%	1,747	64	7.36%

Total loans	268,689	8,362	6.26%	223,636	7,624	6.87%
Federal funds sold	882	4	0.91%	4,541	25	1.12%

Total earning assets	338,387	9,850	5.85%	282,872	8,884	6.33%
Less: allowance for loan losses	(2,623)			(2,278)
Total nonearning assets	23,598			21,722

Total assets	$359,361			$302,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Checking	$63,286	$378	1.20%	$54,262	$553	2.06%
Money market savings	10,541	31	0.59%	9,197	43	0.93%
Regular savings	43,775	149	0.68%	44,344	54	0.25%
Certificates of deposit:
Less than $100,000	72,106	1,196	3.33%	67,445	1,384	4.14%
Greater than $100,000	38,292	639	3.36%	34,759	676	3.92%

Total interest bearing deposits	228,001	2,392	2.11%	210,007	2,710	2.60%
Federal funds purchased	3,204	25	1.57%	97	1	1.79%
Company obligated mandatorily redeemable capital securities	3,385	74	4.39%	—	—	—
Other borrowings	38,391	924	4.84%	26,594	817	6.20%

Total interest bearing liabilities	272,980	3,415	2.52%	236,698	3,528	3.01%
Noninterest bearing liabilities
Demand deposits	60,442			40,416
Other liabilities	1,873			2,252

Total liabilities	335,294			279,336
Shareholders’ equity	24,066			22,950

Total liabilities and shareholders’ equity	$359,361			$302,316

Net interest income		$6,435			$5,356

Interest rate spread			3.33%			3.32%
Interest expense as a percent of average earning assets			2.03%			2.52%
Net interest margin			3.82%			3.82%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 2004 and 2003.
(2)	Loans placed on nonaccrual status are reflected in the balances.
(3)	Annualized

Provision for Loan Losses. The provision for loan losses for the first six months of 2004 was $448 thousand compared to $330 thousand for the same period in 2003. For the three months ended June 30, 2004, the provision for loan losses was $285 thousand compared to $172 thousand for the same period in 2003. The amount allocated during the year to the provision for loan losses resulted from management’s analysis of the existing loan portfolio and the related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the six months ended June 30, 2004, net charge-offs totaled $228 thousand compared to $123 thousand for the six months ended June 30, 2003. The total allowance for loan losses of $2.8 million at June 30, 2004 increased 9.4% or $220 thousand from December 31, 2003. The increases in the total allowance for loan losses are reflective of charge-off activity, changes in classified loans and growth in the loan portfolio.

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

Noninterest Income. Noninterest income increased 38.0% to $2.4 million for the six months ended June 30, 2004 compared to $1.7 million for the same period in 2003. For the three months ended June 30, 2004, noninterest income increased 63.6% to $1.5 million compared to $912 thousand for the same period in 2003. These increases were primarily attributable to a $441 thousand gain on the sale of premises and equipment during the three months ended June 30, 2004. Service charges increased 19.4% to $1.3 million for the six months ended June 30, 2004 compared to $1.1 million for the same period in 2003. For the three months ended June 30, 2004, service charges increased 18.8% to $689 thousand compared to $580 thousand for the same period in 2003. These increases were attributable to growth in the number of noninterest-bearing demand deposits and related overdraft fees. The Company expects these service charges to remain the most significant component of noninterest income in future periods. The Company, however, is not expecting this significant growth trend to continue, as the competition for noninterest-bearing demand deposits continues to increase. Fees for other customer services increased 49.5% to $492 thousand for the six months ended June 30, 2004 compared to $329 thousand for the same period in 2003. For the three months ended June 30, 2004, fees for other customer services increased 43.0% to $256 thousand compared to $179 thousand for the same period in 2003. Brokerage fees, ATM fees and other transaction fees contributed to these increases. Gains on sale of loans decreased as anticipated for the three and six months ended June 30, 2004 compared to the same periods in 2003. The Company does not expect this declining trend to continue in future periods.

Noninterest Expense. Noninterest expense increased 24.4% to $5.4 million for the six months ended June 30, 2004 compared to $4.3 million for the same period in 2003. For the three months ended June 30, 2004, noninterest expense increased 27.8% to $2.8 million compared to $2.3 million for the same period in 2003. The Company does not anticipate a continued trend in significant increases in noninterest expenses in future periods. Salaries and employee benefits increased over the comparable quarter of 2003, primarily from hiring additional staff to support the growth in the business. Occupancy and equipment costs increased over the comparable quarter of 2003 as a result of further expansion into Shenandoah County with the opening of the Mt. Jackson branch. During the fourth quarter of 2003, the Company also opened the Winchester Financial Center, which serves the Winchester and Frederick County markets. Legal and professional fees increased to $254 thousand for the six months ended June 30, 2004 from $145 thousand for the same period in 2003. Other expenses increased due to the growth of the business.

Income Taxes. The Company has adopted FASB Statement No. 109, “Accounting for Income Taxes”. A more detailed discussion of the Company’s tax calculation is contained in the notes to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Financial Condition

General. Management continued to increase the size of the loan portfolio in the second quarter of 2004. Loans, net of the allowance for loan losses, increased $41.0 million or 16.7% from $245.6 million at December 31, 2003 to $286.6 million at June 30, 2004. This growth in loans was reflected in the 8.8% increase in assets during the first half of 2004. The growth was funded primarily by deposit growth of $25.9 million and proceeds from the issuance of trust preferred capital securities. The Company anticipates continued growth in the loan portfolio and total assets; however, is not anticipating the rate of increase to continue in future periods, as the competition for loans continues to increase in the market area.

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

Asset Quality. The allowance for loan losses totaled $2.8 million and $2.5 million at June 30, 2004 and December 31, 2003, respectively, representing 0.96% and 1.03% of total loans, respectively. Nonperforming assets totaled $289 thousand and $171 thousand at June 30, 2004 and December 31, 2003, respectively, representing 10.4% and 6.7% of the allowance for loan losses, respectively.

Total losses charged against the allowance in the first half of 2004 was $262 thousand compared to $143 thousand in the first half of 2003. Recoveries, consisting of the recovery of principal on loans previously charged against the allowance, totaled $34 thousand in the first half of 2004 and $20 thousand in the first half of 2003. Overall loan quality improved at June 30, 2004 compared to December 31, 2003. Classified loans were $5.0 million and $7.6 million at June 30, 2004 and December 31, 2003, respectively.

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

Non-Performing Assets. Management classifies as non-performing assets both those loans on which payment has been delinquent 90 days or more and those loans for which there is a risk of loss to either principal or interest, and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had no foreclosed real estate at June 30, 2004 and 2003.

Impaired loans having recorded investments of $242 thousand at June 30, 2004 have been recognized in conformity with SFAS No. 114. There were no impaired loans at December 31, 2003. The related allowance for loan losses provided for these loans totaled $49 thousand at June 30, 2004. The average recorded investment in impaired loans during the six months ended June 30, 2004 and the year ended December 31, 2003 was $250 thousand and $90 thousand, respectively. Cash payments received on impaired loans in the first half of 2004 that were recognized as interest income totaled $10 thousand. There were no cash payments received on impaired loans in the first half of 2003 that were recognized as interest income.

Securities. Securities at June 30, 2004 were $61.3 million, a decrease of $9.6 million or 13.6% from $70.9 million at December 31, 2003. The Company does not expect significant growth in the securities portfolio during 2004 as it anticipates strong loan demand to continue. Investment securities are comprised of U.S. Agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of June 30, 2004, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios.

Deposits. Deposits at June 30, 2004 were $303.7 million, an increase of $25.9 million or 9.3% from $277.8 million at December 31, 2003. Noninterest-bearing demand deposits increased $12.1 million or 21.5% to $68.0 million at June 30,

2004 from $55.9 million at December 31, 2003, which contributed to 46.4% of the total growth in deposits. The Company does not expect the growth in noninterest-bearing deposits to be as significant throughout the remainder of this year, as competition continues to increase in the market area. Savings and interest-bearing demand deposits increased $6.6 million or 5.7% to $122.2 million while time deposits increased $7.2 million or 6.8% during the year from $106.3 million at December 31, 2003 to $113.5 million at June 30, 2004.

Liquidity. Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities, and loans maturing within one year. As a result of the Bank’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs.

At June 30, 2004, non-deposit sources of funds totaled $52.7 million. $36.0 million was comprised of Federal Home Loan Bank (FHLB) borrowing availability. Activity during the first half of 2004 included a payoff of a Principal Reducing Credit (PRC) advance and a borrowing with a Daily Rate Credit (DRC) advance. During the first half of 2004, the bank borrowed and repaid $14.0 million on the new DRC advance.

At June 30, 2004, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities, and loans maturing within one year were $78.5 million. At June 30, 2004, approximately 20.2% or $58.4 million of the loan portfolio would mature or reprice within a one-year period.

On March 11, 2003, First National (VA) Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly called trust preferred securities. On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2004 was 4.26%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of the Trust is $3.0 million of the Company’s junior subordinated debt securities with maturities and interest rates like the trust preferred securities.

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2004 was 4.03%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.0 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. As of June 30, 2004, the total amount of trust preferred securities issued by the Trust was included in the Company’s Tier 1 capital.

Commitments and Unfunded Credits. The Company is a party to credit related financial instruments with risk not reflected in the consolidated financial statements in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit which amounted to $46.2 million at June 30, 2004, and $39.8 million at December 31, 2003, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Commercial and standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 2004, and December 31, 2003, the Company had $4.9 million and $4.1 million, respectively, in outstanding standby letters of credit.

At June 30, 2004 and December 31, 2003, the Company had locked-rate commitments to originate mortgage loans amounting to $1.2 million and $1.6 million, respectively and loans held for sale of $121 thousand and $118 thousand, respectively. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $1.3 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of risk-weighted assets to total capital of 11.73% at June 30, 2004, a ratio of risk-weighted assets to Tier 1 capital of 10.78%, and a ratio of Tier 1 capital to average assets of 8.77%. All of these ratios exceed the capital requirements adopted by the federal regulatory agencies.

Recent Developments. The Bank entered into contracts to sell two properties. One of the transactions closed on April 30, 2004 and generated a gain on sale of premises and equipment of approximately $453 thousand. Another property is also anticipated to generate a gain from the sale. The closing date for this sale is scheduled for the third quarter of 2004. The Company does not expect this gain to be significant.

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

Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measures changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate repricing values, is less utilized since it does not effectively measure the investment options risk impact on the Company and is not addressed here. Earnings simulation and economic value models, which more effectively measure the cash flow impacts, are utilized by management on a regular basis and are explained below.

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

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on projected net income for the twelve months ended June 30, 2005 (fully tax equivalent basis) for the Company using different rate scenarios:

Change in Yield Curve	% Change in Net Income
+200 basis points	4.71%
+100 basis points	2.48%
Flat	—
- 100 basis points	(5.74)%
- 200 basis points	(17.84)%

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The following chart reflects the change in net market value over different rate environments at June 30, 2004:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	(6,644)
+100 basis points	(3,333)
Flat	—
- 100 basis points	2,811
- 200 basis points	5,944

Item 4. Controls and Proc edures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Part II – Other Information

Item 1. Legal Proceedings

Occasionally, during the course of its operations, the Company and its subsidiaries have been parties to legal proceedings. Specifically, the Company currently is a defendant in an action filed in October 2002 in the United States District Court for the Western District of Virginia by John M. Floyd & Associates, Inc., a vendor of overdraft privilege programs. Floyd claims breach of an alleged contract arising from the Company’s decision not to install Floyd’s overdraft privilege program, and seeks the fee it would have received under that alleged contract. The Company is vigorously defending this action. In July 2004, the U.S. Magistrate Judge recommended to the Court that partial summary judgment as to plaintiff be granted and that summary judgment as to the Company be denied. The Company has objected to this preliminary finding, and is awaiting a final decision from the Court. Although the outcome cannot be predicted with certainty, based on information available, and after consultation with legal counsel, management believes that the ultimate outcome of this litigation should be favorable to the Company. However, in the event that the ultimate outcome is not favorable, potential recovery by the vendor is approximately $220,000.

It em 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Default upon Senior Securities

None

Item 4. Su bmission of Matters to a Vote of Security Holders

a)	The Bank held its annual shareholders’ meeting on April 6, 2004.

b)	The following Directors were elected:

Douglas C. Arthur	Charles E. Maddox Jr.
Noel M. Borden	John K. Marlow
Byron A. Brill	W. Allen Nicholls
Elizabeth H. Cottrell	Henry L. Shirkey
James A. Davis	Harry S. Smith
Christopher E. French	James R. Wilkins, III

c)	The following matters were voted on during the annual shareholders meeting:

Votes were cast in the election of Directors as follows:

	For	Withheld
Douglas C. Arthur	1,081,827	17,709
Noel M. Borden	1,081,793	17,743
Byron A. Brill	1,081,827	17,709
Elizabeth H. Cottrell	1,081,827	17,709
James A. Davis	1,086,957	12,579
Christopher E. French	1,081,117	18,419
Charles E. Maddox Jr.	1,079,290	20,246
John K. Marlow	1,091,240	8,296
W. Allen Nicholls	1,078,936	20,600
Henry L. Shirkey	1,081,085	18,451
Harry S. Smith	1,072,428	27,108
James R. Wilkins, III	1,092,149	7,386

I tem 5. Other Information

None

Item 6. Exhibits, Lists and Reports on Form 8-K

(a)	The following documents are attached hereto or incorporated herein by reference as Exhibits:

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

The Company furnished a Form 8-K on April 27, 2004 to report, under Item 12, that the Company issued a press release dated April 23, 2004 reporting its financial results for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION

(Registrant)

/s/ Harry S. Smith	August 12, 2004
Harry S. Smith	Date
President and Chief Executive Officer

/s/ M. Shane Bell	August 12, 2004

M. Shane Bell	Date
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document
31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350