Form 10-Q
period 2004-09-30
FIRST NATIONAL CORP /VA/
filed 2004-11-15
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2004, 1,462,062 shares of common stock, par value $2.50 per share, of the registrant were outstanding.

Part I – Financial Information

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$6,896	$10,658
Federal funds sold	7,461	—
Interest-bearing deposits in banks	951	261
Securities available for sale, at fair value	58,034	70,895
Loans held for sale	—	118
Loans, net of allowance for loan losses, 2004, $2,880, 2003, $2,547	303,263	245,591
Premises and equipment, net	11,728	11,485
Interest receivable	1,226	1,390
Other assets	3,461	3,159

Total assets	$393,020	$343,557

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$74,166	$55,958
Savings and interest-bearing demand deposits	127,544	115,588
Time deposits	110,915	106,282

Total deposits	$312,625	$277,828
Federal funds purchased	—	507
Other borrowings	45,245	36,555
Company obligated mandatorily redeemable capital securities	8,000	3,000
Accrued expenses and other liabilities	1,760	2,164
Commitments and contingent liabilities	—	—

Total liabilities	$367,630	$320,054

Shareholders’ Equity
Common stock, par value $2.50 per share; authorized 4,000,000 shares; issued and outstanding 1,462,062 shares	$3,655	$3,655
Surplus	1,465	1,465
Retained earnings	19,775	17,680
Accumulated other comprehensive income, net	495	703

Total shareholders’ equity	$25,390	$23,503

Total liabilities and shareholders’ equity	$393,020	$343,557

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended September 30, 2004 and 2003

(in thousands, except per share data)

	(unaudited) September 30, 2004	(unaudited) September 30, 2003
Interest and Dividend Income
Interest and fees on loans	$4,623	$3,894
Interest on federal funds sold	6	13
Interest on deposits in banks	10	8
Interest and dividends on securities available for sale:
Taxable interest	486	456
Nontaxable interest	97	85
Dividends	31	14

Total interest and dividend income	$5,253	$4,470

Interest Expense
Interest on deposits	$1,224	$1,186
Interest on federal funds purchased	8	1
Interest on company obligated mandatorily redeemable capital securities	88	31
Interest on other borrowings	512	415

Total interest expense	$1,832	$1,633

Net interest income	$3,421	$2,837
Provision for loan losses	220	188

Net interest income after provision for loan losses	$3,201	$2,649

Noninterest Income
Service charges	$688	$593
Fees for other customer services	279	239
Gains on sale of loans	37	137
Other operating income (loss)	28	(22)

Total noninterest income	$1,032	$947

Noninterest Expense
Salaries and benefits	$1,337	$1,226
Occupancy	186	126
Equipment	223	211
Advertising	93	92
Stationery and supplies	99	91
Telecommunications	58	52
Legal and professional fees	73	43
Other operating expense	664	548

Total noninterest expense	$2,733	$2,389

Income before income taxes	$1,500	$1,207
Provision for income taxes	494	342

Net Income	$1,006	$865

Earnings per Share, Basic and Diluted	$0.69	$0.59

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Nine months ended September 30, 2004 and 2003

(in thousands, except per share data)

	(unaudited) September 30, 2004	(unaudited) September 30, 2003
Interest and Dividend Income
Interest and fees on loans	$12,950	$11,496
Interest on federal funds sold	10	38
Interest on deposits in banks	20	26
Interest and dividends on securities available for sale:
Taxable interest	1,630	1,390
Nontaxable interest	293	246
Dividends	65	53

Total interest and dividend income	$14,968	$13,249

Interest Expense
Interest on deposits	$3,617	$3,896
Interest on federal funds purchased	33	2
Interest on company obligated mandatorily redeemable capital securities	162	67
Interest on other borrowings	1,436	1,232

Total interest expense	$5,248	$5,197

Net interest income	$9,720	$8,052
Provision for loan losses	668	518

Net interest income after provision for loan losses	$9,052	$7,534

Noninterest Income
Service charges	$2,010	$1,700
Fees for other customer services	771	568
Gains on sale of securities	—	16
Gains on sale of premises and equipment	435	1
Gains on sale of loans	134	350
Other operating income	52	29

Total noninterest income	$3,402	$2,664

Noninterest Expense
Salaries and benefits	$3,872	$3,431
Occupancy	543	377
Equipment	651	573
Advertising	293	249
Stationery and supplies	281	247
Telecommunications	191	153
Legal and professional fees	327	140
Other operating expense	1,926	1,522

Total noninterest expense	$8,084	$6,692

Income before income taxes	$4,370	$3,506
Provision for income taxes	1,398	1,105

Net Income	$2,972	$2,401

Earnings per Share, Basic and Diluted	$2.03	$1.62

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Nine months ended September 30, 2004 and 2003

(in thousands)

	(unaudited) September 30, 2004	(unaudited) September 30, 2003
Cash Flows from Operating Activities
Net income	$2,972	$2,401
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	519	441
Origination of loans held for sale	(12,437)	(26,046)
Proceeds from sale of loans available for sale	12,689	26,749
Provision for loan losses	668	518
Gains on sale of securities available for sale	—	(16)
Gains on sale of bank premises and equipment	(435)	(1)
Gains on sale of loans	(134)	(350)
Accretion of security discounts	(20)	(22)
Amortization of security premiums	288	453
Changes in assets and liabilities:
Decrease in accrued interest receivable	164	138
Increase in other assets	(32)	(547)
Increase (decrease) in accrued expenses and other liabilities	(297)	19

Net cash provided by operating activities	$3,945	$3,737

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	$—	$1,081
Proceeds from maturities, calls, and principal payments of securities available for sale	13,839	16,480
Purchase of securities available for sale	(1,561)	(25,762)
(Increase) decrease in federal funds sold	(7,461)	289
Purchase of bank premises and equipment	(854)	(3,062)
Proceeds from sale of property and equipment	527	11
Net increase in loans	(58,610)	(18,138)

Net cash used in investing activities	$(54,120)	$(29,101)

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$30,164	$21,570
Net increase in time deposits	4,633	413
Proceeds from other borrowings	24,000	—
Principal payments on other borrowings	(15,310)	(37)
Proceeds from issuance of company obligated mandatorily redeemable capital securities	5,000	3,000
Cash dividends paid	(877)	(833)
Acquisition of common stock	—	(2,449)
Decrease in federal funds purchased	(507)	—

Net cash provided by financing activities	$47,103	$21,664

Decrease in cash and cash equivalents	$(3,072)	$(3,700)

Cash and Cash Equivalents
Beginning	$10,919	$14,920
Ending	$7,847	$11,220

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Nine months ended September 30, 2004 and 2003

(in thousands)

	(unaudited) September 30, 2004	(unaudited) September 30, 2003
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,272	$5,295

Income Taxes	$916	$1,139

Supplemental Disclosures of Noncash Investing Activities
Unrealized (loss) on securities available for sale	$(315)	$(892)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2004 and 2003

(in thousands, except per share data)

(unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2002	$3,950	$1,465	$17,659	$1,180		$24,254
Comprehensive income:
Net income	—	—	2,401	—	$2,401	2,401
Other comprehensive loss net of tax, unrealized holding losses arising during the period (net of tax, $297)	—	—	—	—	(577)
Reclassification adjustment (net of tax, $5)	—	—	—	—	(11)

Other comprehensive loss (net of tax, $302)	—	—	—	(588)	(588)	(588)

Total comprehensive income					$1,813

Cash dividends ($0.57 per share)	—	—	(833)	—		(833)
Acquisition of 118,000 shares of common stock	(295)	—	(2,154)	—		(2,449)

Balance, September 30, 2003	$3,655	$1,465	$17,073	$592		$22,785

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2003	$3,655	$1,465	$17,680	$703		$23,503
Comprehensive income:
Net income	—	—	2,972	—	$2,972	2,972
Other comprehensive loss, net of tax, unrealized holding losses arising during the period (net of tax, $107)	—	—	—	(208)	(208)	(208)

Total comprehensive income					$2,764

Cash dividends ($0.60 per share)	—	—	(877)	—		(877)

Balance, September 30, 2004	$3,655	$1,465	$19,775	$495		$25,390

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2004 and December 31, 2003, the results of operations for the three and nine months ended September 30, 2004 and 2003, and statements of cash flows and changes in shareholders’ equity for the nine months ended September 30, 2004 and 2003.

Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain reclassifications have been made to prior period balances to conform to the current period presentation.

Note 2. Securities

Amortized costs and fair values of securities available for sale at September 30, 2004 and December 31, 2003 are as follows:

	(in thousands)
	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$45,616	$626	$(170)	$46,072
Obligations of states and political subdivisions	9,144	249	(30)	9,363
Corporate equity securities	4	76	—	80
Restricted securities	2,519	—	—	2,519

	$57,283	$951	$(200)	$58,034

	(in thousands)
	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$58,760	$1,004	$(229)	$59,535
Obligations of states and political subdivisions	8,983	261	(26)	9,218
Corporate equity securities	4	55	—	59
Restricted securities	2,083	—	—	2,083

	$69,830	$1,320	$(255)	$70,895

The Company had no securities classified as held to maturity at September 30, 2004 or December 31, 2003.

Notes to Consolidated Financial Statements

(unaudited)

At September 30, 2004, investments in an unrealized loss position that are temporarily impaired are as follows:

	(in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$3,665	$(26)	$5,981	$(144)	$9,646	$(170)
Obligations of states and political subdivisions	1,308	(18)	536	(12)	1,844	(30)

	$4,973	$(44)	$6,517	$(156)	$11,490	$(200)

The table above provides information about securities that have been in an unrealized loss position for less than twelve consecutive months, and also those securities that have been in an unrealized loss position for twelve consecutive months or more. The Company invests in U.S agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks. All of the securities with unrealized losses are considered temporarily impaired due to interest rate factors. These securities have not suffered credit deterioration and the Company has the ability to hold these issues until maturity. At September 30, 2004, there were seven U.S. agency and mortgage-backed securities and six obligations of state and political subdivisions in an unrealized loss position. Ninety-eight percent of the Company’s investment securities have credit ratings of AAA and the weighted-average repricing term of the investment portfolio was 3.3 years at September 30, 2004.

Note 3. Loans

Loans at September 30, 2004 and December 31, 2003 are summarized as follows:

	(in thousands)
	September 30, 2004	December 31, 2003
Mortgage loans on real estate:
Construction	$37,425	$23,586
Secured by farm land	2,309	2,602
Secured by 1-4 family residential	91,238	71,657
Other real estate loans	104,157	85,509
Loans to farmers (except those secured by real estate)	389	395
Commercial and industrial loans (except those secured by real estate)	36,612	31,350
Consumer loans	31,893	31,820
Deposit overdrafts	259	296
All other loans	1,861	923

Total loans	$306,143	$248,138
Allowance for loan losses	2,880	2,547

Loans, net	$303,263	$245,591

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the nine months ended September 30, 2004 and 2003 were as follows:

	(in thousands)
	2004	2003
Balance at beginning of year	$2,547	$2,162
Provision charged to operating expense	668	518
Loan recoveries	54	33
Loan charge-offs	(389)	(219)

Balance at end of period	$2,880	$2,494

Note 5. Other Borrowings

The Company had unused lines of credit totaling $47.9 million available with non-affiliated banks at September 30, 2004. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta under which the Bank can borrow up to 19% of its assets.

At September 30, 2004, the Company had borrowings from the Federal Home Loan Bank system totaling $45.0 million which mature through March 17, 2008. Of this amount, fixed rate advances totaled $40.0 million and adjustable rate advances totaled $5.0 million at September 30, 2004. The interest rate on these notes payable ranged from 1.77% to 6.57% and the weighted average rate was 4.68%. The Company had collateral pledged on these borrowings at September 30, 2004 including real estate loans totaling $67.2 million, and Federal Home Loan Bank stock and securities with a book value of $3.0 million.

The Bank had a $245 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at September 30, 2004 and December 31, 2003 with the minimum regulatory guidelines were as follows:

	(dollars in thousands)
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2004:
Total Capital (to Risk Weighted Assets):
Consolidated	$35,775	11.37%	$25,175	8.00%	N/A	N/A
First Bank	$35,235	11.21%	$25,135	8.00%	$31,419	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$32,895	10.46%	$12,587	4.00%	N/A	N/A
First Bank	$32,355	10.30%	$12,567	4.00%	$18,851	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$32,895	8.60%	$15,298	4.00%	N/A	N/A
First Bank	$32,355	8.47%	$15,278	4.00%	$19,097	5.00%

At December 31, 2003:
Total Capital (to Risk Weighted Assets):
Consolidated	$28,347	10.88%	$20,849	8.00%	N/A	N/A
First Bank	$28,017	10.76%	$20,831	8.00%	$26,038	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$25,800	9.90%	$10,424	4.00%	N/A	N/A
First Bank	$25,470	9.78%	$10,415	4.00%	$15,623	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$25,800	7.77%	$13,725	4.00%	N/A	N/A
First Bank	$25,470	7.68%	$13,266	4.00%	$16,583	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On March 11, 2003, First National (VA) Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly called trust preferred securities. On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2004 was 5.10%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of the Trust is $3.0 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2004 was 4.49%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.0 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. As of September 30, 2004, the total amount of trust preferred securities issued by the Trust can be included in the Company’s Tier 1 capital.

Notes to Consolidated Financial Statements

(unaudited)

Note 8. Benefit Plans

Components of net periodic benefit cost for the quarter ended September 30, 2004 and 2003 were as follows:

	Pension Benefits
	2004	2003
Service cost	$112,542	$85,092
Interest cost	146,493	131,202
Expected return on plan assets	(99,636)	(91,884)
Amortization of net obligation at transition	(4,221)	(4,221)
Amortization of prior service cost	2,454	2,454
Amortization of net (gain) loss	28,245	18,234

Net periodic benefit cost	$185,877	$140,877

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 2003, that it expected to contribute $247,834 to its pension plan in 2004. As of September 30, 2004, a contribution of $546,474 had been made. This increase was a direct result of increases in the Company’s maximum allowable tax-deductible contribution. The Company presently anticipates no further contributions during the remainder of 2004.

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

General

First National Corporation (the Company) is the financial holding company of First Bank (the Bank). The Bank owns First Bank Financial Services, Inc., which invests in partnerships that provide title insurance and investment services. The following discussion and analysis of the financial condition and results of operations of the Company for the three and nine months ended September 30, 2004 should be read in conjunction with the consolidated financial statements and related notes. The results of operations for the three and nine months ended September 30, 2004 may not be indicative of the results to be achieved for the year.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within the financial statements, to a significant extent, is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, the Company uses historical loss factors as one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from the historical factors. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of transactions would be the same, the timing of events that would impact transactions could change.

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

The Company establishes the allowance for loan losses as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The Bank’s allowance for loan losses has two basic components: the specific allowance and the formula allowance. Both of these components are determined based upon estimates that can and do change when the actual events occur.

The specific allowance is used to individually allocate an allowance for a larger balance, non-homogeneous loan. The specific allowance uses various techniques to arrive at an estimate of loss. First, an analysis of the borrower’s overall financial condition, resources and payment record, the prospects for support from financial guarantors, and the fair market value of collateral are used to estimate the probability and severity of inherent losses. Additionally, historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and actual losses could differ from the estimates.

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

General

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

The Bank’s Board of Directors approves all loan relationships greater than $1 million. The President & CEO and the Senior Vice President - Loan Administrator can combine their lending limits to approve loans up to $1 million. All loans greater than $500 thousand are reported to the board. The Loan Policy Committee consists of five independent directors and the meetings are attended by certain members of management. The committee approves the Bank’s Loan Policy and loans to be charged-off. It also reviews the allowance for loan loss adequacy calculation as well as the loan watch list and other management reports. The committee meets on a quarterly basis and the chairman of the committee then reports to the Board of Directors.

Residential loan originations come primarily from walk-in customers, real estate brokers and builders. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by the Bank’s loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow available for debt service. Loan quality is analyzed based on the Bank’s experience and credit underwriting guidelines as well as the guidelines issued by the purchasers of loans, depending on the type of loan involved. Real estate collateral is appraised by independent fee appraisers who have been pre-approved by the Senior Vice President - Loan Administrator.

Construction Lending

The Bank makes local construction loans, primarily residential, and land acquisition and development loans. The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. Construction, land acquisition and land development loans outstanding at September 30, 2004 and December 31, 2003, were $37.4 million, or 12.2% of gross loans, and $23.6 million, or 9.5% of gross loans, respectively. The average life of most construction loans is approximately one year and they reprice monthly as key rates change. Because the interest rate charged on these loans float with the market, they assist the Bank in managing interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. Typically, the Bank also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but typically have higher yields. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At September 30, 2004, commercial loans totaled $36.6 million, or 12.0% of the total loan portfolio, as compared to $31.4 million, or 12.6%, at December 31, 2003.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers and churches. At September 30, 2004, commercial real estate loans aggregated $106.5 million or 34.8% of the Bank’s gross loans, as compared to $88.1 million, or 35.5%, at December 31, 2003.

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

One-to-Four-Family Residential Real Estate Lending

Residential lending activity may be generated by the Bank’s loan officer solicitations, referrals by real estate professionals, and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Loan quality is analyzed based on guidelines issued by the applicable secondary market investor. The non-conforming one-to-four family loans originated by the Bank that do not generally meet investor guidelines are underwritten using the Bank’s underwriting guidelines. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Senior Vice President - Loan Administrator.

Typically, all fixed rate mortgage loans are originated with the intent to sell. In order to meet community needs and retain a competitive edge, the Bank occasionally originates and retains non-conforming fixed rate loans. At September 30, 2004, $91.2 million, or 29.8%, of the Bank’s loan portfolio consisted of one-to-four-family residential real estate loans as compared to $71.7 million, or 28.9%, at December 31, 2003.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and, if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Bank requires escrows for real estate taxes and insurance for secondary market loans.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, and credit card loans. At September 30, 2004, the Bank had consumer loans of $31.9 million, or 10.4% of gross loans, as compared to $31.8 million, or 12.8%, at December 31, 2003. Such loans are generally made to customers with whom the Bank has a pre-existing relationship. The Bank currently originates most of its consumer loans in its geographic market area.

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

Overview

Earnings and assets continued to grow during the third quarter of 2004. Net income for the nine months ended September 30,

2004 was $3.0 million, an increase of $571 thousand or 23.8% compared to $2.4 million for the same period in 2003. Net income per share, basic and diluted, increased $0.41 per share from $1.62 for the nine months ended September 30, 2003 to $2.03 for the same period in 2004. The increase in earnings resulted primarily from a continuing increase in the Bank’s net interest income. Annualized return on average assets was 1.08% for the first nine months of 2004 compared to 1.04% during the same period in 2003. Annualized return on average equity increased 226 basis points to 16.30% for the nine months ended September 30, 2004 compared to 14.04% for the same period in 2003.

Assets increased 14.4% to $393.0 million at September 30, 2004 from $343.6 million at December 31, 2003. Growth occurred primarily in the loan portfolio where loans, net of the allowance for loan losses, increased 23.5% or $57.7 million from $245.6 million at December 31, 2003 to $303.3 million at September 30, 2004. The securities portfolio decreased $12.9 million to $58.0 million at September 30, 2004 from $70.9 million at December 31, 2003. This decrease was a direct result of maturities and calls of securities, which were not reinvested in bonds due to the strong loan growth that occurred in the first nine months of 2004.

Results of Operations

General. Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on earning assets, predominately loans and securities, exceeds interest expense on interest-bearing liabilities, predominantly deposits and other borrowings. The provision for loan losses and the amount of noninterest income and expense also impact net income. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Net interest margin is calculated by dividing tax equivalent net interest income by average earning assets. Noninterest income and expense consists of income from service charges on deposit accounts; fees charged for other services; gains and losses from the sale of assets, including loans held for sale, securities, and premises and equipment; general and administrative expenses; and income tax expense.

Net income of the Company increased in the first nine months of 2004 compared to the first nine months of 2003 as a result of continued growth in earning assets. For the nine months ended September 30, 2004, the growth in net interest income and noninterest income exceeded the growth in noninterest expense. During the same nine month period in 2003, net interest income also increased as the Company continued to experience favorable asset growth.

Net Interest Income. Net interest income increased 20.7% from $8.1 million for the nine months ended September 30, 2003 to $9.7 million for the nine months ended September 30, 2004. The 1.0% increase in interest expense combined with a 13.0% increase in interest and dividend income generated an increase in net interest income of $1.7 million. This increase in net interest income can be attributed to continuing growth in average earning assets from loan production. The net interest margin was unchanged at 3.83% for the nine months ended September 30, 2004, compared to the same period in 2003. Net interest income increased 20.6% from $2.8 million for the three months ended September 30, 2003 to $3.4 million for the same period in 2004.

Interest income as a percent of average earning assets decreased from 6.25% for the nine months ended September 30, 2003 to 5.86% for the same period in 2004. Interest expense as a percent of average interest-bearing liabilities also decreased from 2.89% for the nine months ended September 30, 2003 to 2.52% for the same period of 2004. The net interest margin remained unchanged due to similar decreases in both the yield on earning assets and the yield on interest-bearing liabilities. The Company does not anticipate significant changes in the net interest margin over the next 24 months based on the interest rate sensitivity analysis discussed further in Item 3 (Quantitative and Qualitative Disclosures about Market Risk).

The following table provides information on average earning assets and interest-bearing liabilities for the nine months ended September 30, 2004 and 2003 as well as amounts and rates of tax equivalent interest earned and interest paid. The tax equivalent adjustment, utilizing a federal statutory tax rate of 34%, amounted to $203 thousand and $165 thousand for the nine months ended September 30, 2004 and 2003, respectively.

Average Balances, Income and Expense, Yields and Rates

(dollars in thousands)

Nine months ended September 30,

	Average Balance	2004 Interest Income/ Expense	Yield/ Rate (3)	Average Balance	2003 Interest Income/ Expense	Yield/ Rate (3)
ASSETS
Balances at correspondent banks - interest bearing	$1,222	$20	2.14%	$1,474	$26	2.34%
Securities:
Taxable	55,632	1,695	4.07%	47,972	1,443	4.02%
Tax-exempt (1)	9,060	443	6.54%	6,860	373	7.26%

Total securities	64,692	2,138	4.42%	54,832	1,816	4.43%
Loans: (2)
Taxable	275,497	12,847	6.23%	223,529	11,421	6.83%
Tax-exempt (1)	3,309	155	6.25%	2,141	113	7.05%

Total loans	278,806	13,002	6.23%	225,670	11,534	6.83%
Federal funds sold	1,164	11	1.20%	4,774	38	1.07%

Total earning assets	345,884	15,171	5.86%	286,750	13,414	6.25%
Less: allowance for loan losses	(2,698)			(2,329)
Total nonearning assets	23,881			24,479

Total assets	$367,067			$308,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Checking	$64,813	$606	1.25%	$54,909	$784	1.91%
Money market savings	10,847	55	0.67%	9,633	58	0.81%
Regular savings	44,796	250	0.75%	44,156	72	0.22%
Certificates of deposit:
Less than $100,000	71,604	1,749	3.26%	67,470	1,984	3.93%
Greater than $100,000	38,805	957	3.30%	35,182	998	3.79%

Total interest bearing deposits	230,865	3,617	2.09%	211,350	3,896	2.46%
Federal funds purchased	2,771	33	1.59%	168	2	1.66%
Company obligated mandatorily redeemable capital securities	4,934	162	4.40%	2,077	67	4.34%
Other borrowings	39,803	1,436	4.82%	26,587	1,232	6.20%

Total interest bearing liabilities	278,373	5,248	2.52%	240,182	5,197	2.89%
Noninterest bearing liabilities
Demand deposits	62,571			43,690
Other liabilities	1,762			2,163

Total liabilities	342,706			286,035
Shareholders’ equity	24,361			22,865

Total liabilities and shareholders’ equity	$367,067			$308,900

Net interest income		$9,923			$8,217

Interest rate spread			3.34%			3.36%
Interest expense as a percent of average earning assets			2.03%			2.42%
Net interest margin			3.83%			3.83%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 2004 and 2003.
(2)	Loans placed on nonaccrual status are reflected in the balances.
(3)	Annualized

Provision for Loan Losses. The provision for loan losses for the first nine months of 2004 was $668 thousand compared to $518 thousand for the same period in 2003. For the three months ended September 30, 2004, the provision for loan losses was $220 thousand compared to $188 thousand for the same period in 2003. The amount allocated during the year to the provision for loan losses resulted from management’s analysis of the existing loan portfolio and the related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the nine months ended September 30, 2004, net charge-offs totaled $335 thousand compared to $186 thousand for the nine months ended September 30, 2003. The total allowance for loan losses of $2.9 million at September 30, 2004 increased 13.1% or $333 thousand from $2.5 million at December 31, 2003. The increases in the total allowance for loan losses are reflective of charge-off activity, changes in classified loans and growth in the loan portfolio.

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

The Bank generates a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of potential losses. In addition, internal loan reviews are performed on a regular basis. The determination of the allowance for loan losses is based on applying qualitative and quantitative factors to each category of loans along with any estimated losses for impaired and classified loans within the particular category. The resulting sum is then combined to arrive at a total allowance for all categories. The total allowance requires changes as the various types and categories of loans change as a percentage of total loans and as the amount of classified loans change. See “Critical Accounting Policies” above for additional information on determination of the allowance.

Noninterest Income. Noninterest income increased 27.7% to $3.4 million for the nine months ended September 30, 2004 compared to $2.7 million for the same period in 2003. For the three months ended September 30, 2004, noninterest income increased 9.0% to $1.0 million compared to $947 thousand for the same period in 2003. These increases were primarily attributable to a $441 thousand gain on the sale of premises and equipment during the first three quarters of 2004. Service charges increased 18.2% to $2.0 million for the nine months ended September 30, 2004 compared to $1.7 million for the same period in 2003. For the three months ended September 30, 2004, service charges increased 16.0% to $688 thousand compared to $593 thousand for the same period in 2003. These increases were attributable to growth in the number of noninterest-bearing demand deposits and related overdraft fees. The Company expects these service charges to remain the most significant component of noninterest income in future periods. The Company, however, is not expecting this significant growth trend to continue, as the competition for noninterest-bearing demand deposits continues to increase. Fees for other customer services increased 35.7% to $771 thousand for the nine months ended September 30, 2004 compared to $568 thousand for the same period in 2003. For the three months ended September 30, 2004, fees for other customer services increased 16.7% to $279 thousand compared to $239 thousand for the same period in 2003. Brokerage fees, ATM fees and other transaction fees contributed to these increases. Gains on sale of loans decreased as anticipated for the three and nine months ended September 30, 2004 compared to the same periods in 2003. The Company does not expect an increase in gains on sale of loans in future periods.

Noninterest Expense. Noninterest expense increased 20.8% to $8.1 million for the nine months ended September 30, 2004 compared to $6.7 million for the same period in 2003. For the three months ended September 30, 2004, noninterest expense increased 14.4% to $2.7 million compared to $2.4 million for the same period in 2003. The Company does not anticipate a continued trend in significant increases in noninterest expenses in future periods. Salaries and employee benefits increased over the comparable quarter of 2003, primarily from hiring additional staff to support the growth in the business. Occupancy and equipment costs increased over the comparable quarter of 2003 as a result of further expansion into Shenandoah County with the opening of the Mt. Jackson branch. During the fourth quarter of 2003, the Company also opened the Winchester Financial Center, which serves the Winchester and Frederick County markets. Legal and professional fees increased to $327 thousand for the nine months ended September 30, 2004 compared to $140 thousand for the same period in 2003 as a result of legal costs incurred from legal proceedings discussed further in Part II, Item 1. We do not expect legal fees to decrease during the fourth quarter. Other expenses increased due to the growth of the business.

Income Taxes. The Company has adopted FASB Statement No. 109, “Accounting for Income Taxes”. A more detailed discussion of the Company’s tax calculation is contained in the notes to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Financial Condition

General. The loan portfolio continued to increase in the third quarter of 2004. Loans, net of the allowance for loan losses, increased $57.7 million or 23.5% from $245.6 million at December 31, 2003 to $303.3 million at September 30, 2004. This growth in loans was reflected in the 14.4% increase in assets during the first three quarters of 2004. The growth was funded primarily by deposit growth of $34.8 million and proceeds from the issuance of trust preferred capital securities. The Company anticipates continued growth in the loan portfolio and total assets; however, it is not anticipating the rate of increase to continue in future periods, as the competition for loans continues to increase in the market area.

Loans. The Bank is an active lender with a loan portfolio which includes commercial and residential mortgages, commercial loans, consumer loans (both installment and credit card), real estate construction loans and home equity loans. The Bank’s lending activity is concentrated on individuals and small to medium sized businesses in its primary trade area of the Virginia counties of Shenandoah, Warren, Clarke and Frederick and the City of Winchester. As a provider of community oriented financial services, the Bank does not attempt to geographically diversify its loan portfolio by undertaking significant lending activity outside its primary trade area.

Asset Quality. The allowance for loan losses totaled $2.9 million and $2.5 million at September 30, 2004 and December 31, 2003, respectively, representing 0.94% and 1.03% of total loans, respectively. Nonperforming assets totaled $453 thousand and $171 thousand at September 30, 2004 and December 31, 2003, respectively, representing 15.7% and 6.7% of the allowance for loan losses, respectively.

Total losses charged against the allowance in the first three quarters of 2004 was $389 thousand compared to $219 thousand in the first three quarters of 2003. Recoveries, consisting of the recovery of principal on loans previously charged against the allowance, totaled $54 thousand in the first three quarters of 2004 and $33 thousand in the first three quarters of 2003. Even though nonperforming assets increased in the third quarter, overall loan quality improved at September 30, 2004 compared to December 31, 2003 as classified loans were $5.9 million and $7.6 million at September 30, 2004 and December 31, 2003, respectively.

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

Non-Performing Assets. Management classifies as non-performing assets both those loans on which payment has been delinquent 90 days or more and those loans for which there is a risk of loss to either principal or interest, and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $270,000 in foreclosed real estate at September 30, 2004. The Bank had no foreclosed real estate at December 31, 2003.

Impaired loans having recorded investments of $186 thousand at September 30, 2004 have been recognized in conformity with SFAS No. 114. There were no impaired loans at December 31, 2003. The related allowance for loan losses provided for these loans totaled $77 thousand at September 30, 2004. The average recorded investment in impaired loans during the nine months ended September 30, 2004 and the year ended December 31, 2003 was $171 thousand and $90 thousand, respectively. Cash payments received on impaired loans in the first three quarters of 2004 that were recognized as interest income totaled $11 thousand. There were no cash payments received on impaired loans in the first three quarters of 2003 that were recognized as interest income.

Securities. Securities at September 30, 2004 were $58.0 million, a decrease of $12.9 million or 18.1% from $70.9 million at December 31, 2003. The Company does not expect significant growth in the securities portfolio during 2004 as it anticipates strong loan demand to continue. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of September 30, 2004, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits. Deposits at September 30, 2004 were $312.6 million, an increase of $34.8 million or 12.5% from $277.8 million at December 31, 2003. Noninterest-bearing demand deposits increased $18.2 million or 32.5% to $74.2 million at September 30, 2004 from $55.9 million at December 31, 2003, which contributed to 52.3% of the total growth in deposits. The Company does not expect the growth in noninterest-bearing deposits to be as significant throughout the remainder of this year, as competition continues to increase in the market area. Savings and interest-bearing demand deposits increased $12.0 million or 10.3% during the year from $115.6 million at December 31, 2003 to $127.5 million at September 30, 2004, while time deposits increased $4.6 million or 4.4% during the year from $106.3 million at December 31, 2003 to $110.9 million at September 30, 2004.

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

At September 30, 2004, non-deposit sources of funds totaled $47.9 million. $29.6 million was comprised of Federal Home Loan Bank (FHLB) borrowing availability. Activity during the first three quarters of 2004 included a payoff of a $1.3 million Principal Reducing Credit (PRC) advance and a $14.0 million Daily Rate Credit (DRC) advance. The Bank also borrowed a $10 million Fixed Rate Credit (FRC) advance.

At September 30, 2004, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities, and loans maturing within one year were $72.3 million. At September 30, 2004, approximately 18.7% or $57.2 million of the loan portfolio would mature within a one-year period.

On March 11, 2003, First National (VA) Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly called trust preferred securities. On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2004 was 5.10%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of the Trust is $3.0 million of the Company’s junior subordinated debt securities with maturities and interest rates like the trust preferred securities.

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2004 was 4.49%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.0 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. As of September 30, 2004, the total amount of trust preferred securities issued by the Trust was included in the Company’s Tier 1 capital.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of risk-weighted assets to total capital of 11.37% at September 30, 2004 and a ratio of risk-weighted assets to Tier 1 capital of 10.46%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

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

Commitments to extend credit which amounted to $45.5 million at September 30, 2004, and $39.8 million at December 31, 2003, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Commercial and standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 2004, and December 31, 2003, the Company had $5.2 million and $4.1 million, respectively, in outstanding standby letters of credit.

At September 30, 2004 and December 31, 2003, the Company had rate-lock commitments to originate mortgage loans amounting to $2.9 million and $1.6 million, respectively. The Company had no loans held for sale at September 30, 2004 and $118 thousand at December 31, 2004. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $2.9 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

Recent Accounting Pronouncements. On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed. See Note 2 of the financial statements for detailed disclosure.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004.” APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on projected net income for the twelve months ended September 30, 2005 (fully tax equivalent basis) for the Company using different rate scenarios:

Change in Yield Curve	(in thousands) Change in Net Income
+200 basis points	$1,088
+100 basis points	553
Flat	—
- 100 basis points	(718)
- 200 basis points	(1,660)

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The following chart reflects the change in net market value over different rate environments at September 30, 2004:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$(3,260)
+100 basis points	(1,495)
Flat	—
- 100 basis points	1,697
- 200 basis points	4,367

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Part II – Other Information

Item 1. Legal Proceedings

Occasionally, during the course of its operations, the Company and its subsidiaries have been parties to legal proceedings. The Company currently is a defendant in an action filed in October 2002 in the United States District Court for the Western District of Virginia by John M. Floyd & Associates, Inc., a vendor of overdraft privilege programs. Floyd claims breach of an alleged contract arising from the Company’s decision not to install Floyd’s overdraft privilege program, and seeks the fee it would have received under that alleged contract. The Company is vigorously defending this action. In November 2004, the Court granted partial summary judgment for these motions on behalf of both parties. The Company expects the trial to occur during the first quarter of 2005. Although the outcome cannot be predicted with certainty, based on information available, and after consultation with legal counsel, management believes that the ultimate outcome of this litigation should be favorable to the Company. However, in the event that the ultimate outcome is not favorable, potential recovery by the vendor is approximately $300,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

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

FIRST NATIONAL CORPORATION

(Registrant)

/s/ Harry S. Smith	November 15, 2004
Harry S. Smith	Date
President and Chief Executive Officer

/s/ M. Shane Bell	November 15, 2004
M. Shane Bell	Date
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document
31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350