Form 10-K
period 2004-12-31
FIRST NATIONAL CORP /VA/
filed 2005-03-31
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Registrant’s telephone number, including area code: (540) 465-9121

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $2.50 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2004 was $49,419,167.

The number of outstanding shares of common stock as of March 28, 2005 was 1,462,062.

DOCUMENTS INCORPORATED BY REFERENCE

2004 Annual Report to Shareholders – Part II

Proxy Statement for the 2005 Annual Meeting of Shareholders – Part III

Part I

Item 1.	Business

GENERAL

First National Corporation (the Company) is a financial holding company incorporated under the laws of the Commonwealth of Virginia on September 7, 1983. The Company owns all of the stock of its primary operating subsidiary, First Bank (the Bank), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia.

The Bank was originally opened for business on July 1, 1907 under the name The Peoples National Bank of Strasburg. On January 10, 1928 the Bank changed its name to the First National Bank of Strasburg. On April 12, 1994, the Bank received approval from the Federal Reserve Bank of Richmond (the Federal Reserve) and the Virginia State Corporation Commission’s Bureau of Financial Institutions (the SCC) to convert to a state chartered bank with membership in the Federal Reserve System. The Bank was given one year from approval to convert. On June 1, 1994, the Bank consummated such conversion and changed its name to First Bank.

The Bank has one wholly owned subsidiary, First Bank Financial Services, Inc., incorporated under the laws of the Commonwealth of Virginia, which invests in partnerships that provide title insurance and investment services. The Company is also the parent company of First National (VA) Statutory Trust I (Trust I) and First National (VA) Statutory Trust II (Trust II). Trust I and Trust II were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities.

ACCESS TO FILINGS

The Company’s Annual Report on Form 10-K, and previous filings on Form 10-Q and 8-K, are available at www.firstbank-va.com. A copy of the Company’s filings will be sent, without charge, to any shareholder upon written request to: M. Shane Bell, Senior Vice President and Chief Financial Officer, at 112 West King Street, Strasburg, Virginia 22657.

BANKING SERVICES

The Bank provides commercial, residential and consumer loans, a variety of deposit products, investments, trust and other services to its customers in the northern Shenandoah Valley region of Virginia. Loan services include personal and installment loans (including automobile and property improvement loans), residential mortgages, adjustable rate mortgages, bi-weekly mortgages, home equity loans, equipment leasing services, and credit cards and commercial loans.

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

In January 2005, the Bank actively began trust services in the Trust and Asset Management Services department. Services include estate planning and investment services. Investment services include investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts and estate settlement.

The Bank’s market area is primarily located within the northern Shenandoah Valley of Virginia, including Shenandoah County, Warren County, Frederick County and the City of Winchester. Within the market area there are various types of businesses supporting the economy including medical services, manufacturers, retail facilities, colleges and universities, and professional service firms. The Bank’s customers include individuals and small to medium-sized businesses, including retail shops and professional service businesses, residing in this service area. Distribution of the Company’s products and services are provided by nine branches and 26 ATMs located throughout the market area.

COMPETITION

The Company competes with large regional financial institutions, savings and loan and other community banks, consumer finance companies, insurance companies, as well as credit unions and mutual funds. Competition has increasingly come from out-of-state banks through their acquisition of Virginia-based banks and branches.

The financial service business in Virginia, and in the Company’s primary service area specifically, is highly competitive with respect to loan and deposit products, and other financial services. Among the advantages the large regional financial institutions have over the Company are their ability to support wide-ranging advertising campaigns and, as a result of their larger size, to have substantially higher lending limits.

Factors affecting the competition for loans and deposits are interest rates offered, the number and location of branches and types of products offered, as well as the reputation of the institution. Advantages the Company has over the competition include long-term customer relationships, its commitment to excellent customer service, its dedicated and loyal employees, its local management and directors, and the support and involvement in the communities that the Company serves. The Company focuses its financial services to serve both individuals and small to medium-size businesses within the community. According to FDIC data as of June 30, 2004, the Bank was ranked second in Shenandoah County with $148.8 million in deposits, representing 25.0% of the total deposit market. The Bank was ranked fourth in Frederick County with $34.5 million or 11.6% of the market and fourth in Warren County with $57.3 million or 15.0% of the market.

No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.

EMPLOYEES

At December 31, 2004, the Company and the Bank employed a total of 118 full-time equivalent employees. The Company considers relations with its employees to be excellent.

SUPERVISION AND REGULATION

General

As a financial holding company, the Company is subject to regulation under the Federal Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions. It is also subject to regulation, supervision and examination by the Federal Reserve Board. Other federal and state laws, including various consumer and compliance laws, govern the activities of the Bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower. Laws and regulations administered by the regulatory agencies also affect corporate practices, including business practices related to payment and charging of interest, documentation and disclosures, and affect the ability to open and close offices or purchase other affiliates.

The following description summarizes the significant federal and state laws applicable to the Company’s industry. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.

The Bank Holding Company Act

Under the Bank Holding Company Act, the Company is subject to periodic examination by the Federal Reserve and required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require. Activities at the bank holding company level are limited to:

•	banking, managing or controlling banks;

•	furnishing services to or performing services for its subsidiaries; and

•	engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser.

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

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (the GLBA), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities.

Capital Requirements

The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital”, which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.

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

Dividends

The Company is a legal entity separate and distinct from its banking and other subsidiaries. The majority of the Company’s revenues are from dividends paid to the Company by its subsidiaries. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2004, the Bank transferred $1.7 million in dividends to the Company. As of December 31, 2004, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent Company, without prior regulatory approval, totaled $4.4 million.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Accounts

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

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. The Company is not aware of any existing circumstances that could result in termination of any of the Bank’s deposit insurance.

USA Patriot Act

The USA Patriot Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. Interim rules implementing the USA Patriot Act were issued effective March 4, 2003. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation, the Bank does not expect the USA Patriot Act to materially affect its products, services or other business activities.

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

Privacy Legislation

Several regulations issued by federal banking agencies also provide protections against the transfer and use of customer information by financial institutions. A financial institution must provide its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

Item 2.	Properties

The following describes the location and general character of the principal offices and other materially important physical properties of the Company.

The Company owns the headquarters building located at 112 West King Street, in Strasburg, Virginia. This location also serves as the Strasburg Financial Center, which primarily serves the banking needs of northern Shenandoah County customers. This three story building also houses the administrative personnel of the Company, including human resources, marketing, financial accounting and operations. The financial centers provide full service banking while the bank branches primarily focus on depository and consumer lending functions.

The Company owns the Front Royal Financial Center located at 1717 Shenandoah Avenue, Front Royal, Virginia. This location primarily serves the banking needs of Warren County customers. This one story building was opened for business in 2002.

The Company owns the Winchester Financial Center located at 1835 Valley Avenue, Winchester, Virginia. This location primarily serves the banking needs of Frederick County and City of Winchester customers. This two story building was opened for business in 2003.

The Company owns the Mt. Jackson Financial Center located at 5304 Main Street, Mt. Jackson, Virginia. This location primarily serves the banking needs of southern Shenandoah County customers. This one story building was opened for business in 2004.

The Company also owns three branch buildings and leases two branch buildings. These branches are located throughout the market area. Rental expense for these leased locations totaled $64 thousand for the year ended December 31, 2004.

All of the Company’s properties are in good operating condition and are adequate for the Company’s present and future needs.

Item 3.	Legal Proceedings

Occasionally, during the course of its operations, the Company and its subsidiaries have been parties to legal proceedings. The Company has been a defendant in an action filed in October 2002 in the United States District Court for the Western District of Virginia by John M. Floyd & Associates, Inc., a vendor of overdraft privilege programs. Floyd claimed breach of an alleged contract arising from the Company’s decision not to install Floyd’s overdraft privilege program, and was seeking the fee it would have received under that alleged contract. In March 2005, the Company and Floyd signed a written agreement to settle the action and dismiss the lawsuit. The settlement agreement does not have a material effect on the Company’s consolidated financial position or consolidated results of operations.

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through a solicitation of proxies or otherwise.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the common stock of the Company are traded on the over-the-counter (OTC) market and quoted in the OTC Bulletin Board under the symbol “FXNC.” As of February 17, 2005, there were approximately 710 shareholders of record.

Following are the high and low closing prices along with the dividends that were paid quarterly in 2004 and 2003. Over-the-counter market quotations reflect interdealer prices, without retail mark up, mark down, or commission, and may not necessarily represent actual transactions.

	Market Price and Dividends (1)
	Sales Price ($)		Dividends ($) (2)
	High	Low
2003:
1st quarter	23.75	20.50	0.19
2nd quarter	27.75	23.63	0.19
3rd quarter	27.55	26.60	0.19
4th quarter	34.00	31.00	0.20

2004:
1st quarter	39.50	35.50	0.20
2nd quarter	39.25	37.75	0.20
3rd quarter	38.15	37.00	0.20
4th quarter	44.00	37.50	0.22

(1)	The amounts that are in the Market Price and Dividends table have been retroactively restated to reflect the Company’s two-for-one stock split declared April 16, 2003 and payable on May 30, 2003 to shareholders of record April 30, 2003.

(2)	The Company increased its dividend to $0.82 per share in 2004, which represented a payout ratio of 28.51%. The dividend per share and payout ratios in 2003 were $0.77 and 34.11%, respectively.

For additional information with respect to the payment of dividends, see “Supervision and Regulation—Dividends” in Item 1 above.

The Company did not repurchase any shares of common stock during the fourth quarter of 2004.

Item 6.	Selected Financial Data

The following is selected financial data for the Company for the last five years.

	Years Ended December 31,
	(in thousands except ratios and per share amounts)
	2004	2003	2002	2001	2000
RESULTS OF OPERATIONS
Interest and dividend income	$20,520	$17,738	$17,058	$17,326	$16,951
Interest expense	7,220	6,769	7,653	8,675	9,332
Net interest income	13,300	10,969	9,405	8,651	7,619
Provision for loan losses	810	705	405	420	369
Net interest income after provision for loan losses	12,490	10,264	9,000	8,231	7,250
Noninterest income	4,431	3,625	2,545	1,568	1,402
Noninterest expense	10,783	9,085	7,219	6,064	5,611
Income before income taxes	6,138	4,804	4,326	3,735	3,041
Income taxes	1,932	1,503	1,347	1,140	904
Net income	$4,206	$3,301	$2,979	$2,595	$2,137

KEY PERFORMANCE RATIOS
Return on average assets	1.12%	1.05%	1.09%	1.10%	0.98%
Return on average equity	17.01%	14.37%	12.99%	12.57%	11.90%
Net interest margin	3.84%	3.83%	3.75%	3.93%	3.77%
Efficiency ratio(1)	59.89%	61.57%	60.30%	58.19%	61.05%
Dividend payout	28.51%	34.11%	36.60%	39.57%	44.56%

PER SHARE DATA(2)
Net income, basic and diluted	$2.88	$2.23	$1.89	$1.64	$1.35
Cash dividends	0.82	0.77	0.69	0.65	0.60
Book value at period end	17.85	16.08	15.35	13.67	12.24

FINANCIAL CONDITION
Assets	$408,825	$343,650	$295,936	$249,354	$229,329
Loans, net	320,197	245,591	210,441	184,765	164,603
Securities	63,366	70,895	54,485	43,355	44,831
Deposits	320,945	277,828	243,012	197,479	175,194
Shareholders’ equity	26,100	23,503	24,254	21,600	19,329
Average shares outstanding, diluted(2)	1,462	1,480	1,580	1,580	1,588

CAPITAL RATIOS
Leverage	8.44%	7.77%	7.88%	8.97%	8.67%
Risk-based capital ratios:
Tier 1 capital	10.37%	9.90%	10.43%	10.34%	11.28%
Total capital	11.25%	10.88%	11.42%	11.31%	12.26%

(1)	The efficiency ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income excluding securities gains and losses. This is a non-GAAP financial measure that we believe provides investors with important information regarding operational efficiency. Such information is not in accordance with generally accepted accounting principles (GAAP) and should not be construed as such. Net interest income on a tax equivalent basis was $13,572, $11,201, $9,598, $8,850 and $7,788 for 2004, 2003, 2002, 2001 and 2000, respectively. Non-interest income excluding securities gains and losses was $4,431, $3,556, $2,373, $1,571 and $1,402 for 2004, 2003, 2002, 2001 and 2000, respectively. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP”.

(2)	Amounts have been restated to reflect a two-for-one stock split that was declared on April 16, 2003 and payable on May 30, 2003 to shareholders of record April 30, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2004, 2003 and 2002 should be read in conjunction with the consolidated financial statements and related notes.

EXECUTIVE OVERVIEW

First National Corporation (the Company) is the financial holding company of First Bank (the Bank), First National (VA) Statutory Trust I (Trust I) and First National (VA) Statutory Trust II (Trust II). The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. First Bank owns First Bank Financial Services, Inc., which invests in partnerships that provide title insurance and investment services.

The Company’s banking subsidiary, First Bank, is community-oriented and offers services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services, deposit services, personal trust services and wealth management services. The Bank offers internet banking access for banking services, and online bill payment for both consumers and commercial customers. Lending is focused on individuals and small and medium-sized businesses in the northern Shenandoah Valley region of Virginia.

Earnings and assets of the Company continued to grow in 2004. Net income for 2004 was $4.2 million compared to $3.3 million in 2003 and $3.0 million in 2002. Net income per share, basic and diluted for 2004 was $2.88, compared to $2.23 in 2003 and $1.89 in 2002. The increase in earnings resulted primarily from a continuing increase in the Company’s net interest income. Return on average assets was 1.12% in 2004, 1.05% in 2003 and 1.09% in 2002. Return on average equity was 17.01% in 2004, 14.37% in 2003 and 12.99% in 2002.

Assets grew 19.0% in 2004 and 16.1% in 2003. Growth occurred primarily in the loan portfolio where loans, net of the allowance for loan losses, increased $74.6 million to $320.2 million. The securities portfolio decreased to $63.4 million in 2004 from $70.9 million in 2003.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Company makes forward looking statements in this annual report that are subject to risks and uncertainties. These forward looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements.

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	changes in general economic and business conditions in the market area;

•	changes in banking and other laws and regulations applicable to us;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	the successful management of interest rate risk;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as we open or acquire new branches;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the ability to successfully manage growth or implement growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•	problems with technology utilized by us;

•	demand, development and acceptance of new products and services; and

•	changing trends in customer profiles and behavior.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

CRITICAL ACCOUNTING POLICIES

General

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from the historical factors that the Company uses. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of transactions would be the same, the timing of events that would impact transactions could change. For further information about the Company’s loans and the allowance for loan losses, see Notes 3 and 4 to the Consolidated Financial Statements and Item 8 of this Form 10-K.

Allowance for loan losses

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

The specific allowance is used to individually allocate an allowance for larger balance, non-homogeneous loans, typically commercial loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, analysis of the borrower’s overall financial condition, resources and payment record; the prospects for support from financial guarantors; and the fair market value, net of selling costs, of collateral are used to estimate the probability and severity of inherent losses. Additionally, historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and actual losses could differ from the estimates.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, net of selling costs, if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

The formula allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including residential mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. This formula is also used for the remaining pool of larger balance, non-homogeneous loans, which were not allocated a specific allowance upon impairment review. The formula allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical delinquency and loss experience over a five-year period, together with analyses that reflect current economic trends and conditions. The formula allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future.

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

In an effort to manage the risk, the Bank’s policy gives loan amount approval limits to individual loan officers based on their position and level of experience. The Bank’s Board of Directors approves all loan relationships greater than $1 million. The President & CEO and the Senior Vice President-Loan Administrator can combine their lending limits to approve loan relationships up to $1 million. All loan relationships greater than $500 thousand are reported to the Board. The Loan Policy Committee consists of five non-management directors. The Committee approves the Bank’s Loan Policy and loans to be charged-off. It also reviews the allowance for loan loss adequacy calculation as well as the loan watch list and other management reports. The Committee meets on a quarterly basis and the Chairman of the Committee then reports to the Board of Directors.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements including commitments to extend credit. At December 31, 2004, commitments to extend credit totaled $55.5 million.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans.

These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction, land and land development loans outstanding at December 31, 2004 and 2003 were $42.5 million, or 13.2% of gross loans, and $23.6 million, or 9.5% of gross loans, respectively. The majority of these loans have an average life of approximately one year and reprice monthly as key rates change. The interest rate charged on some of these loans float with the market, assisting the Bank in managing interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower’s principal owners.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At December 31, 2004, commercial loans not secured by real estate totaled $37.1 million, or 11.5% of the total loan portfolio, as compared to $31.4 million, or 12.6% at December 31, 2003.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. At December 31, 2004, commercial real estate loans aggregated $113.8 million, or 35.2% of the Bank’s gross loans, as compared to $88.1 million, or 35.5% at December 31, 2003. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less in many cases. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation, and the Bank typically requires personal guarantees or endorsements of the borrowers’ principal owners. The Bank also carefully evaluates the location of the collateral.

Residential Real Estate Lending

Residential lending activity may be generated by the Bank’s loan officer solicitations, referrals by real estate professionals and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Loan quality is analyzed based on guidelines issued by the applicable secondary market investor. The non-conforming one-to-four family loans originated by the Bank that do not generally meet investor guidelines are underwritten using the Bank’s underwriting guidelines. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Senior Vice President-Loan Administrator.

Typically, all fixed rate mortgage loans are originated with the intent to sell. In order to meet community needs and retain a competitive edge, the bank originates and retains non-conforming loans. At December 31, 2004, $95.0 million, or 29.4%, of the Bank’s loan portfolio consisted of one-to-four-family residential real estate loans, as compared to $71.7 million, or 28.9%, at December 31, 2003.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Bank does require escrows for real estate taxes and insurance for secondary market loans.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, and credit card loans. At December 31, 2004, the Bank had consumer loans including deposit overdraft balances of $31.1 million, or 9.6% of gross loans, as compared to $31.8 million, or 12.8%, at December 31, 2003. Such loans are generally made to customers with whom the Bank has a pre-existing relationship. The Bank currently originates most of its consumer loans in its geographic market area.

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

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the collateral in relation to the proposed loan amount.

RESULTS OF OPERATIONS

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on earning assets, predominately loans and securities, exceeds interest expense on interest-bearing liabilities, predominately deposits, other borrowings and trust preferred securities. The provision for loan losses and the amount of noninterest income and expense also affect net income. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. Net interest margin is calculated by dividing tax equivalent net interest income by average earning assets. Noninterest income and expense primarily consists of income from service charges on deposit accounts; fees charged for other customer services; gains and losses from the sale of assets, including loans held for sale, securities, and premises and equipment; general and administrative expenses; and income tax expense.

Increases in net income in each of the last three years have been driven by continued growth in earning assets. In 2004, the growth in net interest income and noninterest income exceeded the growth in noninterest expense. In 2003 and 2002, net interest income also increased as the Company continued to experience favorable asset growth.

Net Interest Income

Net interest income was $13.3 million for the year ended December 31, 2004, which is an increase of $2.3 million or 21.2% over $11.0 million reported for the same period in 2003. This increase in net interest income can be attributed to continuing growth in average earning assets, specifically the loan portfolio. In 2003, net interest income increased $1.6 million, or 16.6%, from $9.4 million in 2002.

Interest income as a percent of average earning assets decreased in each of the last three years from 6.74% in 2002, 6.14% in 2003, to 5.88% in 2004. Interest expense as a percent of average interest-bearing liabilities also decreased from 3.55% in 2002, 2.78% in 2003, to 2.55% in 2004. Net interest margin was 3.75% in 2002, 3.83% in 2003, and 3.84% in 2004. The interest rate spread was 3.19% in 2002, 3.36% in 2003, and 3.33% in 2004. The Company does not anticipate significant changes in net income in the next 12 months based on the interest rate sensitivity analysis discussed further in Item 7A (Quantitative and Qualitative Disclosures About Market Risk).

The following table provides information on average earning assets and interest-bearing liabilities for the years ended December 31, 2004, 2003 and 2002, as well as amounts and rates of tax equivalent interest earned and interest paid. The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components.

Average Balances, Income and Expense, Yields and Rates

(dollars in thousands)

Years Ending December 31,

	2004			2003			2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS
Balances at correspondent banks - interest bearing	$1,160	$33	2.85%	$1,399	$31	2.22%	$1,214	$45	3.70%
Securities:
Taxable	53,762	2,185	4.07%	49,778	2,010	4.04%	45,143	2,216	4.91%
Tax-exempt (1)	9,266	598	6.45%	7,541	517	6.85%	6,236	460	7.29%

Total securities	63,028	2,783	4.42%	57,319	2,527	4.41%	51,379	2,676	5.21%
Loans: (2)
Taxable	284,351	17,735	6.24%	226,831	15,200	6.70%	197,542	14,343	7.26%
Tax-exempt (1)	3,375	212	6.28%	2,414	165	6.85%	1,376	110	8.01%

Total loans	287,726	17,947	6.24%	229,245	15,365	6.70%	198,918	14,453	7.27%
Federal funds sold	1,890	29	1.52%	4,501	47	1.03%	4,610	77	1.67%

Total earning assets	353,804	20,792	5.88%	292,464	17,970	6.14%	256,121	17,251	6.74%
Less: allowance for loan losses	(2,756)			(2,387)			(2,073)
Total nonearning assets	24,115			24,611			18,100

Total assets	$375,163			$314,688			$272,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Checking	$64,599	$849	1.31%	$56,260	$754	1.34%	$35,598	$679	1.91%
Money market savings	11,231	85	0.76%	9,761	72	0.74%	7,736	114	1.47%
Regular savings	47,551	432	0.91%	44,650	347	0.78%	52,670	890	1.69%
Certificates of deposit:
Less than $100,000	71,446	2,284	3.20%	67,009	2,540	3.79%	63,171	3,016	4.77%
Greater than $100,000	39,861	1,298	3.26%	35,080	1,295	3.69%	29,118	1,276	4.38%

Total interest-bearing deposits	234,688	4,948	2.11%	212,760	5,008	2.35%	188,293	5,975	3.17%
Federal funds purchased	2,290	38	1.67%	135	2	1.61%	303	6	2.13%
Company obligated mandatorily redeemable capital securities	5,705	261	4.57%	2,309	100	4.33%	—	—	—
Other borrowings	40,891	1,973	4.82%	27,869	1,659	5.95%	26,988	1,672	6.20%

Total interest-bearing liabilities	283,574	7,220	2.55%	243,073	6,769	2.78%	215,584	7,653	3.55%
Noninterest-bearing liabilities
Demand deposits	65,057			46,554			31,397
Other liabilities	1,806			2,097			2,228

Total liabilities	350,437			291,724			249,209
Shareholders’ equity	24,726			22,964			22,939

Total liabilities and shareholders’ equity	$375,163			$314,688			$272,148

Net interest income		$13,572			$11,201			$9,598

Interest rate spread			3.33%			3.36%			3.19%
Interest expense as a percent of average earning assets			2.04%			2.31%			2.99%
Net interest margin			3.84%			3.83%			3.75%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $272 thousand, $232 thousand and $193 thousand for 2004, 2003 and 2002, respectively.

(2)	Loans placed on a nonaccrual status are reflected in the balances.

Volume and Rate Analysis

(in thousands)

Years Ending December 31,

	2004			2003
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Due from banks	$(3)	$5	$2	$8	$(22)	$(14)
Loans	3,485	(950)	2,535	1,786	(929)	857
Loans, tax-exempt	59	(12)	47	68	(13)	55
Securities	162	13	175	284	(490)	(206)
Securities, tax-exempt	109	(28)	81	81	(24)	57
Federal funds sold	(103)	85	(18)	(2)	(28)	(30)

Total earning assets	$3,709	$(887)	$2,822	$2,225	$(1,506)	$719

Interest bearing demand deposits	$109	$(14)	$95	$155	$(80)	$75
Money market accounts	11	2	13	46	(88)	(42)
Savings accounts	24	61	85	(120)	(423)	(543)
Certificates of deposits, less than $100,000	187	(443)	(256)	200	(676)	(476)
Certificates of deposits, greater than $100,000	23	(20)	3	82	(63)	19
Federal funds purchased	36	—	36	(3)	(1)	(4)
Mandatorily redeemable capital securities	155	6	161	100	—	100
Other borrowings	529	(215)	314	60	(73)	(13)

Total interest-bearing liabilities	$1,074	$(623)	$451	$520	$(1,404)	$(884)

Change in net interest income	$2,635	$(264)	$2,371	$1,705	$(102)	$1,603

Provision for Loan Losses

The provision for 2004 was $810 thousand compared to $705 thousand in 2003 and $405 thousand in 2002. The amount allocated during the year to the provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the year ended December 31, 2004, net charge-offs totaled $480 thousand compared to $320 thousand for the year ended December 31, 2003. The total allowance for loan losses of $2.9 million at December 31, 2004 increased 12.9% from $2.5 million at December 31, 2003. The increases in the total allowance for loan losses are reflective of charge-off activity, changes in classified loans and growth in the loan portfolio as loans net of the allowance for loan losses increased $74.6 million, or 30.4%, from $245.6 million at December 31, 2003 to $320.2 million at December 31, 2004.

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

The Bank generates a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of potential losses. In addition, internal loan reviews are performed on a regular basis. The determination of the allowance for loan losses is based on applying qualitative and quantitative factors to each category of loans along with any estimated losses for impaired and classified loans within the particular category. The resulting sum is then combined to arrive at a total allowance for all categories. The total allowance required changes as the various types and categories of loans change as a percentage of total loans and as the amount of classified loans change. See “Critical Accounting Policies” above for additional information on the determination of the allowance for loan losses.

Noninterest Income

Noninterest income increased $806 thousand or 22.2% for 2004 over 2003 compared to an increase of $1.1 million or 42.5% for 2003 over 2002. Service charges increased $342 thousand, or 14.7%, for 2004 over 2003 compared to an increase of $1.0 million, or 77.0%, for 2003 over 2002. This increase was attributable to growth in the number of noninterest-bearing demand deposits and related overdraft fees. The Company expects these service charges to remain the most significant component of noninterest income in future periods. Fees for other customer services increased $311 thousand, or 40.5%, for 2004 over 2003 compared to an increase of $138 thousand, or 21.8%, for 2003 over 2002. Transaction fees such as Visa check card, brokerage, and ATM fees contributed to the increase in fees for other customer services. Net gains on sale of property and equipment totaled $387 thousand for the year ended December 31, 2004. The majority of this gain was comprised of a property sale in April 2004. Gains on sale of loans decreased to $172 thousand in 2004 from $372 thousand in 2003 and $198 thousand in 2002 as a result of less refinance activity. The Company does not expect significant fluctuations in gains on sale of loans in future periods.

Noninterest Expense

In 2004, noninterest expenses increased $1.7 million, or 18.7%, over 2003. Salaries and employee benefits increased 15.1% for 2004 over 2003 as a result of merit increases and hiring additional employees to support business growth. Occupancy and equipment costs increased 24.3% for 2004 over 2003. This increase was a result of retail branch expansions in Shenandoah County and the City of Winchester. During the year, the Bank constructed and opened a new retail branch office in Mount Jackson to expand further into Shenandoah County. In the fourth quarter of 2003, the Bank opened the Winchester Financial Center, which serves the Winchester-Frederick County market. Legal and professional fees increased to $395 thousand for the year ended December 31, 2004 compared to $216 thousand for the same period in 2003 as a result of legal costs incurred from legal proceedings discussed further in Part I, Item 3. In 2003, noninterest expenses increased $1.9 million, or 25.9%, over 2002. This increase was also attributable to the growth of the Company, including hiring additional personnel.

Income Taxes

The Company has adopted FASB Statement No. 109, “Accounting for Income Taxes”. A more detailed discussion of the Company’s tax calculation is contained in the Notes to the Consolidated Financial Statements. See Item 8 of this Form 8-K.

FINANCIAL CONDITION

General

The loan portfolio continued to increase in 2004. Loans, net of the allowance for loan losses, increased $74.6 million, or 30.4%, from $245.6 million in 2003 to $320.2 million in 2004. This growth in loans was reflected in the 19.0% increase in assets during the year and was funded primarily by deposit growth of $43.1 million, increases in other borrowings and federal funds purchased of $14.5 million, $5.0 million from the issuance of trust preferred capital securities and $7.5 million from decreasing the balance of the securities portfolio. Assets began the year at $343.6 million and grew $65.2 million to $408.8 million by year-end. The Company anticipates continued growth in its balance sheet; however, it is not anticipating the rate of increase to continue in future periods, as the competition for loans and deposits continues to increase in the local market area.

Loans

The Bank is an active lender with a loan portfolio which includes commercial and residential mortgages, commercial loans, consumer loans (both installment and credit card), real estate construction loans and home equity loans. The Bank’s lending activity is concentrated on individuals and small to medium-sized businesses in its primary trade area of the Virginia counties of Shenandoah, Warren, Clarke and Frederick and the City of Winchester. As a provider of community oriented financial services, the Bank does not attempt to geographically diversify its loan portfolio by undertaking significant lending activity outside its primary trade area. The Bank’s loan portfolio is summarized in the table below for the periods indicated.

Loan Portfolio

(in thousands)

At December 31,

	2004	2003	2002	2001	2000
Commercial, financial, and agricultural	$37,508	$31,745	$29,458	$42,101	$36,500
Real estate construction	42,538	23,586	12,172	9,648	8,836
Real estate - mortgage:
Residential (1-4 family)	94,960	71,657	58,705	35,999	37,046
Secured by farmland	2,298	2,602	2,112	2,094	1,791
Other real estate loans	111,506	85,509	67,680	57,761	46,124
Consumer	31,413	32,116	37,064	35,248	34,024
All other loans	2,851	923	5,412	3,893	1,990

Total loans	$323,074	$248,138	$212,603	$186,744	$166,311
Less: unearned income		—	—	3	5
Less: allowance for loan losses	2,877	2,547	2,162	1,976	1,703

Loans, net of unearned income and allowance for loan losses	$320,197	$245,591	$210,441	$184,765	$164,603

As shown in the table above, other real estate loans, residential real estate loans and real estate construction loans increased during 2004 and contributed 91.4% of the loan growth. These changes are reflective of the Bank’s growth efforts during the year. Other real estate loans, which include commercial loans secured by real estate, represented the largest growth in the loan portfolio of $26.0 million, followed by residential real estate loan growth of $23.3 million and real estate construction growth of $19.0 million.

There was no category of loans that exceeded 10% of outstanding loans at December 31, 2004 which were not disclosed in the above table.

The following table sets forth the maturities of the loan portfolio at December 31, 2004:

Remaining Maturities of Selected Loans

(in thousands)

At December 31, 2004

	One year or less	After one but less than five years	After five years	Total
Commercial, financial, and agricultural	$18,122	$18,006	$1,380	$37,508
Real estate construction	33,634	7,960	944	42,538
Real estate - mortgage:
Residential (1-4 family)	16,456	37,205	41,299	94,960
Secured by farmland	40	1,940	318	2,298
Other real estate loans	21,031	72,128	18,347	111,506
Consumer	1,864	27,798	1,751	31,413
All other loans	1,112	158	1,581	2,851

Total loans	$92,259	$165,195	$65,620	$323,074

For maturities over one year:
Fixed rates	$183,816
Variable rates	46,999

$230,815

Asset Quality

The allowance for loan losses totaled $2.9 million and $2.5 million at December 31, 2004 and 2003, representing 0.89% and 1.03% of total loans, respectively. Non-performing loans totaled $653 thousand and $634 thousand at December 31, 2004 and 2003, representing 20.1% and 24.9% of the allowance for loan losses, respectively.

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover any losses inherent within the total loan portfolio. For each period presented, the provision for loan losses charged to expense was based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management considers economic conditions, historical loss factors, past due percentages, internally generated loan quality reports and other relevant factors when evaluating the loan portfolio.

Total losses charged against the allowance in 2004 were $569 thousand compared to $370 thousand in 2003 and $250 thousand in 2002. Recoveries of the principal on loans previously charged against the allowance, totaled $89 thousand in 2004, $50 thousand in 2003 and $31 thousand in 2002.

Management classifies as non-performing assets both those loans on which payment has been delinquent 90 days or more and for which there is a risk of loss to either principal or interest, and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is booked at the lower of cost or market less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $270 thousand in foreclosed real estate at December 31, 2004 and no foreclosed real estate at December 31, 2003.

Impaired loans having recorded investments of $260 thousand at December 31, 2004 have been recognized in conformity with SFAS Statement No. 114. The related allowance for loan losses provided for these loans totaled $28 thousand at December 31, 2004. There were no impaired loans at December 31, 2003. The average recorded investment in impaired loans during 2004 and 2003 was $412 thousand and $90 thousand, respectively.

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $47 thousand, $171 thousand and $166 thousand at December 31, 2004, 2003 and 2002, respectively. If interest on these loans had been accrued, such income would have approximated $5 thousand, $12 thousand and $5 thousand for 2004, 2003 and 2002, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

The following table shows a detail of loans charged-off, recovered and the changes in the allowance for loan losses.

Allowance for Loan Losses

(in thousands)

At December 31,

	2004	2003	2002	2001	2000
Balance, beginning of period	$2,547	$2,162	$1,976	$1,703	$1,447
Loans charged-off:
Commercial, financial and agricultural	65	98	—	—	10
Real estate-construction	—	—	—	—	—
Real estate-mortgage	—	—	—	—	—
Residential (1-4 family)	30	—	—	37	—
Non-farm, non-residential	—	—	—	—	—
Secured by farmland	—	—	—	—	—
Consumer	474	272	250	145	146
All other loans	—	—	—	—	9

Total loans charged off	$569	$370	$250	$182	$165

Recoveries:
Commercial, financial and agricultural	$—	$—	$—	$—	$4
Real estate-construction	—	—	—	—	—
Real estate-mortgage	—	—	—	—	—
Residential (1-4 family)	—	—	—	—	—
Non-farm, non-residential	—	—	—	—	—
Secured by farmland	—	—	—	—	—
Consumer	89	50	—	35	48
All other loans	—	—	31	—	—

Total recoveries	$89	$50	$31	$35	$52

Net charge-offs	$480	$320	$218	$147	$113
Provision for loan losses	810	705	405	420	369

Balance, end of period	$2,877	$2,547	$2,162	$1,976	$1,703

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans.

Allocation of Allowance for Loan Losses

(dollars in thousands)

At December 31,

	2004		2003		2002		2001		2000
	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans
Commercial, financial and agricultural	$524	11.61%	$460	12.79%	$446	13.56%	$518	22.44%	$447	21.88%
Real estate-construction	347	13.16%	229	9.50%	155	5.73%	—	5.14%	—	5.30%
Real estate-mortgage	1,582	64.62%	1,214	64.40%	1,126	60.84%	918	51.56%	791	51.24%
Consumer	395	9.72%	626	12.94%	395	17.32%	521	18.79%	449	20.39%
All other	29	0.89%	18	0.37%	40	2.55%	19	2.07%	16	1.19%

	$2,877	100.00%	$2,547	100.00%	$2,162	100.00%	$1,976	100.00%	$1,703	100.00%

Non-Performing Assets

(dollars in thousands)

At December 31,

	2004	2003	2002	2001	2000
Nonaccrual loans	$307	$171	$192	$118	$208
Restructured loans	—	—	—	—	—
Foreclosed property	270	—	—	—	—
Loans past due 90 days accruing interest	76	463	1,397	988	282

Total nonperforming assets	$653	$634	$1,589	$1,106	$490

Allowance for loan losses to period end loans	0.89%	1.03%	1.02%	1.06%	1.02%
Nonperforming assets to period end loans	0.20%	0.26%	0.75%	0.59%	0.29%
Net charge-offs to average loans	0.17%	0.14%	0.11%	0.08%	0.07%

Securities

Securities at December 31, 2004 were $63.4 million, a decrease of $7.5 million, or 10.6%, from $70.9 million at the end of 2003. The Company decreased the balances of the securities portfolio to provide funding for loan growth during 2004, and does not expect this trend to continue. Investment securities are comprised of U.S. Agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of December 31, 2004, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios.

The following table summarizes the fair value of the Company’s securities portfolio on the dates indicated.

Securities Portfolio

(in thousands)

At December 31,

	2004	2003	2002
Securities, available for sale
U.S. Agency and mortgage-backed securities	$50,257	$59,535	$45,903
Obligations of state and political subdivisions	10,034	9,217	6,236
Other securities	3,075	2,143	1,821

Total securities	$63,366	$70,895	$53,960

The following table shows the maturities of available for sale debt and equity securities at amortized cost and market value as of December 31, 2004 and approximate weighted average yields of such securities. Yields on states and political subdivision securities are shown on a tax equivalent basis, assuming a 34% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. See Note 2 to the Consolidated Financial Statements for further information on gross unrealized gains and losses on securities available for sale.

Securities Portfolio Maturity Distribution/Yield Analysis

(dollars in thousands)

At December 31, 2004

	One Year or Less	One to Five Years	Five to Ten Years	Over Ten Years and Other Securities	Total
Available for sale securities:
U.S. Agency and mortgage- backed securities
Amortized cost	$1,548	$9,261	$23,304	$15,936	$50,049
Market value	$1,566	$9,331	$23,382	$15,978	$50,257
Weighted average yield	4.82%	3.86%	3.94%	4.53%

Obligations of state and political subdivisions
Amortized cost	$—	$348	$4,574	$4,963	$9,885
Market value	$—	$353	$4,683	$4,998	$10,034
Weighted average yield (1)	0.00%	5.34%	4.42%	4.14%

Other securities
Amortized cost	$—	$—	$—	$2,988	$2,988
Market value	$—	$—	$—	$3,075	$3,075
Weighted average yield	0.00%	0.00%	0.00%	3.81%

Total portfolio
Amortized cost	$1,548	$9,609	$27,878	$23,887	$62,922
Market value	$1,566	$9,684	$28,065	$24,051	$63,366
Weighted average yield (1)	4.82%	3.91%	4.02%	4.36%

(1)	Yields on tax-exempt securities have been calculated on a tax-equivalent basis.

The above table was prepared using the contractual maturities for all securities with the exception of mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO). Both MBS and CMO securities were recorded using dealer median prepayment speed assumptions, which is an industry standard.

Deposits

Deposits at December 31, 2004 were $320.9 million, an increase of $43.1 million, or 15.5%, from $277.8 million at December 31, 2003. Noninterest-bearing deposits increased $12.9 million, or 23.1%, to $68.9 million at December 31, 2004 from $56.0 million at December 31, 2003, which contributed to 30.0% of the total growth in deposits. The Company does not expect the growth in noninterest-bearing deposits to be as significant in future periods as competition continues to increase in the market area. Savings and interest-bearing demand deposits increased $20.3 million, or 17.6%, and time deposits increased $9.9 million, or 9.3%, from $106.3 million at December 31, 2003 to $116.2 million at December 31, 2004.

The following tables include a summary of average deposits and average rates paid and maturities of CD’s greater than $100,000.

Average Deposits and Rates Paid

(dollars in thousands)

Year Ended December 31,

	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$65,057	—	$46,554	—	$31,397	—

Interest-bearing deposits:
Interest checking	$64,599	1.31%	$56,260	1.34%	$35,598	1.91%
Money market	11,231	0.76%	9,761	0.74%	7,736	1.47%
Regular savings	47,551	0.91%	44,650	0.78%	52,670	1.69%
Time deposits:
Less than $100,000	71,446	3.20%	67,009	3.79%	63,171	4.77%
Greater than $100,000	39,861	3.26%	35,080	3.69%	29,118	4.38%

Total interest-bearing deposits	$234,688	2.11%	$212,760	2.35%	$188,293	3.17%

Total deposits	$299,745		$259,314		$219,690

Maturities of CD’s Greater than $100,000

(in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total
At December 31, 2004	$5,174	$6,208	$5,834	$28,105	$45,321

Liquidity

Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investment securities, and loans maturing within one year. As a result of the Bank’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ borrowing needs.

At December 31, 2004, cash, interest bearing and noninterest-bearing deposits with banks, federal funds sold, securities, and loans maturing within one year were $98.7 million. At the end of 2004, approximately 27.7% or $89.4 million of the loan portfolio would mature or reprice within a one-year period. As of December 31, 2004, non-deposit sources of available funds totaled $44.5 million, which included $32.6 million available from the Federal Home Loan Bank (FHLB). Other borrowing activity during the year included repayment of the Principal Reducing Credit (PRC) advance and two new FHLB advances. During 2004, the bank borrowed a two-year Fixed Rate Credit (FRC) in the amount of $10.0 million and a one-year FRC in the amount of $5.0 million. The Bank also borrowed and repaid Daily Rate Credit (DRC) advances.

Company Obligated Mandatorily Redeemable Capital Securities

On March 11, 2003, First National (VA) Statutory Trust I (Trust I), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly called trust preferred securities. On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting. These securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2004 was 5.70%. These securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of Trust I is $3.1 million of the Company’s junior subordinated debt securities with maturities and interest rates like the capital securities.

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. These securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2004 was 5.10%. These securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

Trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. As of December 31, 2004, the total amount of trust preferred securities issued by the Trust was included in the Company’s Tier 1 capital.

Contractual Obligations

The impact that contractual obligations as of December 31, 2004 are expected to have on liquidity and cash flow in future periods is as follows:

Contractual Obligations

(in thousands)

	Total	One year or less	1-3 years	3-5 years	More than 5 years
Payments Due by Period
Long-term debt	$45,240	$20,018	$15,038	$10,040	$144
Operating leases	82	39	34	9	—
Purchase obligations	—	—	—	—	—

Total	$45,322	$20,057	$15,072	$10,049	$144

The Company does not have any capital lease obligations, as classified under applicable FASB statements, or other purchase or long-term obligations.

Capital Resources

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a ratio of risk-weighted assets to total capital of 11.25% at December 31, 2004 and a ratio of risk-weighted assets to Tier 1 capital of 10.37%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

Analysis of Capital

(dollars in thousands)

At December 31,

	2004	2003	2002
Tier 1 capital:
Common stock	$3,655	$3,655	$3,950
Surplus	1,465	1,465	1,465
Retained earnings	20,687	17,680	17,659
Trust preferred securities	8,000	3,000	—
Intangible assets	(95)	—	—

Total Tier 1 Capital	$33,712	$25,800	$23,074

Tier 2 capital:
Allowance for loan losses (1)	2,877	2,547	2,162

Total Risk-Based Capital	$36,589	$28,347	$25,236

Risk-weighted assets	$325,136	$260,608	$221,050

Capital ratios:
Tier 1 Risk-Based Capital Ratio	10.37%	9.90%	10.43%
Total Risk-Based Capital Ratio	11.25%	10.88%	11.42%
Tier 1 Capital to Average Assets	8.44%	7.77%	7.88%

Repurchase of Common Stock

On February 25, 2003 the Company purchased and retired 118,000 (as restated for two-for-one stock split) shares of outstanding common stock of the Company. The Board of Directors approved this purchase on February 19, 2003.

Stock Splits

On April 16, 2003 the Board of Directors of the Company declared a two-for-one stock split of the Company’s common stock, including authorized and unissued shares. The consolidated financial statements have been restated to reflect the stock split. The stock split was payable on May 30, 2003 to shareholders of record April 30, 2003. After the stock split was completed, the Company had 4,000,000 shares of common stock authorized and 1,462,062 shares outstanding at a par value of $2.50 per share.

On March 16, 2005 the Board of Directors of the Company declared a two-for-one stock split of the Company’s common stock, including authorized and unissued shares. The stock split is payable on April 29, 2005 to shareholders of record March 30, 2005. After the stock split is completed, the Company will have 8,000,000 shares of common stock authorized and 2,924,124 shares outstanding at a par value of $2.50 per share. The financial statements have not been restated to reflect this stock split.

Commitments and Unfunded Credits

The Company is a party to credit related financial instruments with risk not reflected in the consolidated financial statements in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and rate lock commitments which would impact the Company’s liquidity and capital resources to the extent customer’s accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. With the exception of these financial instruments, the Company has no financial instruments that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Commitments and Unfunded Credits

(in thousands)

At December 31,

	2004	2003
Commitments to extend credit	$49,186	$39,760
Stand-by letters of credit	5,254	4,099
Rate lock commitments	1,062	1,614

See Note 12 to the Consolidated Financial Statements for further discussion of the nature, business purpose and elements of risk involved with these financial instruments.

Contingencies

Occasionally, during the course of its operations, the Company is a party to legal proceedings. See Note 13 to the Consolidated Financial Statements for additional information.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note 1 of the Notes to Consolidated Financial Statements contained herein.

QUARTERLY RESULTS

The table below lists the Company’s quarterly performance for the years ended December 31, 2004 and 2003.

	2004
	(in thousands, except per share data)
	Fourth	Third	Second	First	Total
Interest income	$5,552	$5,253	$4,923	$4,792	$20,520
Interest expense	1,972	1,832	1,733	1,683	7,220

Net interest income	3,580	3,421	3,190	3,109	13,300
Provision for loan losses	142	220	285	163	810

Net interest income after provision for loan losses	3,438	3,201	2,905	2,946	12,490
Noninterest income	1,029	1,032	1,492	878	4,431
Noninterest expense	2,699	2,733	2,828	2,523	10,783

Income before income taxes	1,768	1,500	1,569	1,301	6,138
Income tax expense	534	494	500	404	1,932

Net income	$1,234	$1,006	$1,069	$897	$4,206

Net income per share, basic and diluted	$0.85	$0.69	$0.73	$0.61	$2.88

	2003
	(in thousands, except per share data)
	Fourth	Third	Second	First	Total
Interest income	$4,489	$4,470	$4,479	$4,300	$17,738
Interest expense	1,608	1,633	1,753	1,775	6,769

Net interest income	2,881	2,837	2,726	2,525	10,969
Provision for loan losses	187	188	172	158	705

Net interest income after provision for loan losses	2,694	2,649	2,554	2,367	10,264
Noninterest income	961	947	912	805	3,625
Noninterest expense	2,357	2,389	2,274	2,065	9,085

Income before income taxes	1,298	1,207	1,192	1,107	4,804
Income tax expense	398	342	400	363	1,503

Net income	$900	$865	$792	$744	$3,301

Net income per share, basic and diluted	$0.61	$0.59	$0.54	$0.49	$2.23

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

General

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

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on projected net income for the twelve months ended December 31, 2005 (fully tax equivalent basis) for the Company using different rate scenarios:

(in thousands)
Change in Yield Curve	Change in Net Income
+200 basis points	$693
+100 basis points	324
Flat	—
-100 basis points	(331)
-200 basis points	(1,167)

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The following chart reflects the change in net market value over different rate environments at December 31, 2004:

(in thousands)
Change in Yield Curve	Change in Economic Value of Equity
+200 basis points	$(4,513)
+100 basis points	(2,246)
Flat	—
-100 basis points	3,113
-200 basis points	5,914

Item 8.	Financial Statements and Supplementary Data

Information required by this Item is incorporated by reference from pages 22 to 52 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2004, as follows.

Page
Report of Independent Registered Public Accounting Firm	22
First National Corporation and subsidiaries:
Consolidated Balance Sheets at December 31, 2004 and 2003	23
Consolidated Statements of Income for the Three Years Ended December 31, 2004	24-25
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2004	26-27
Consolidated Statements of Changes in Shareholders’ Equity for the Three Years Ended December 31, 2004	28
Notes to Consolidated Financial Statements	29-52

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

Set forth below is the name of each director and, as to each of the directors, certain information including age and principal occupation. The date shown as the year in which the director was first elected to the Board represents the year in which the director was first elected to the Board of First National, or previously to the Board of First Bank (the “Bank”). Unless otherwise indicated, the business experience and principal occupations shown for each director has extended five or more years.

Douglas C. Arthur, 62, has been a director since 1972.

Mr. Arthur is Vice Chairman and Secretary of the Board of First National and Vice Chairman and Secretary of the Board of the Bank. He is the senior and business partner in Arthur and Allamong, a general practice law firm with locations in Strasburg and Front Royal, Virginia. Mr. Arthur has been engaged in the practice of law since 1970. He is a director of Shenandoah Telecommunications Company. Mr. Arthur also serves on the Shenandoah County School Board.

Noel M. Borden, 68, has been a director since 1962.

Mr. Borden has served as the Chairman of the Board of First National and Chairman of the Board of the Bank since 1986. Mr. Borden is currently retired and was President of H.L. Borden Lumber Co., a building supply company located in Strasburg, Virginia from 1960 to 2000. He also is a director of Shenandoah Telecommunications Company.

Byron A. Brill, 57, has been a director since 1980.

Dr. Brill is a periodontist who has been in practice in Stephens City, Virginia since 1975.

Elizabeth H. Cottrell, 54, has been a director since 1992.

Mrs. Cottrell is owner of Riverwood Technologies, a writing/editing and desktop publishing concern in Maurertown, Virginia, and has held that position since 1992.

James A. Davis, 59, has been a director since 1998.

Dr. Davis is President of Shenandoah University located in Winchester, Virginia, a position that he has held since 1982. Dr. Davis is a member of the Board of EIIA Insurance Company and the Battlefield Foundation of Shenandoah Valley and is a former member of the Virginia House of Delegates.

Christopher E. French, 47, has been a director since 1996.

Mr. French has served as President of Shenandoah Telecommunications Company, a telecommunications company headquartered in Edinburg, Virginia, since 1988. He is also a director of that company.

Charles E. Maddox, Jr., 58, has been a director since 1996.

Mr. Maddox is Vice President and a board member of, and practices as principal engineer for, Patton Harris Rust & Associates, PC, an engineering and land development services firm in northwestern Virginia and West Virginia. Mr. Maddox is on the Board of Trustees of Shenandoah University, serves on the Shenandoah County Economic Development Partnership, and is the co-owner of Jackson’s Chase Golf Club and a board member of the Youth Development Center.

John K. Marlow, 65, has been a director since 2001.

Mr. Marlow is owner and President of Marlow Motor Co., Inc. in Front Royal, Tri-State Nissan in Winchester and Marlow Ford in Luray, Virginia, all of which are automotive sales and service firms. He is a Trustee of Shenandoah University and a Director of Warren Memorial Hospital Foundation.

W. Allen Nicholls, 58, has been a director since 1987.

Mr. Nicholls is President of Nicholls Construction, Inc., a home builder located in Front Royal, Virginia, a position that he has held for over 30 years.

Henry L. Shirkey, 62, has been a director since 1994.

Mr. Shirkey is a customer service representative with Holtzman Oil Corp., a supplier and distributor of petroleum products in Mt. Jackson, Virginia, a position he has held since 1993. Mr. Shirkey was previously a banker in Shenandoah County with Farmers Bank, Dominion Bank and First Union Bank and was involved in all phases of community bank management for 33 years until his retirement.

Harry S. Smith, 51, has been a director since 2000.

Mr. Smith has been President and CEO of First National and the Bank since 1998. Prior to that date, Mr. Smith had served as Vice President and Secretary of First National and Executive Vice President, Secretary and Cashier of the Bank since 1985.

James R. Wilkins, III, 36, has been a director since 2001.

Mr. Wilkins is President of Silver Lake Properties, Inc. and General Partner of Wilkins Investments, L.P. and Wilkins Enterprises, L.P., all of which are real estate development and management companies in Winchester, Virginia. He currently serves as a board member of the Industrial Development Authority of the City of Winchester.

Executive Officers Who Are Not Directors

M. Shane Bell (age 32) has served as Senior Vice President and Chief Financial Officer of First National and the Bank since November 2003 and had previously served as Senior Vice President – Risk Management of the Bank since March 2003 and Vice President – Risk Management since July 2002. Prior to joining the Bank, Mr. Bell was employed from 1994 to 2002 as a Manager at the accounting firm of Yount, Hyde & Barbour, P.C.

Marshall J. Beverley, Jr. (age 54) has served as Executive Vice President – Senior Trust Officer since December 2004. Mr. Beverley is a certified Trust and Financial Advisor, a certified Securities Operations Professional and a certified IRA Services Professional. Mr. Beverley has 31 years of Trust and Investment experience, most recently as Senior Vice President with BB&T Wealth Management and F&M Trust Company.

Dennis A. Dysart (age 33) has served as Executive Vice President of the Bank since November 2003 and prior to that had previously served as Senior Vice President – Administration since 1999. Mr. Dysart has been employed by the Bank since 1993.

J. Andrew Hershey (age 51) has served as Senior Vice President – Loan Administrator of the Bank since 2000 and had previously served as Vice President and Business Development Officer since 1998. Mr. Hershey has been in the banking industry for over 28 years, most recently with Jefferson National Bank and Wachovia Bank.

Christopher T. Martin (age 36) has served as Senior Vice President – Operations of the Bank since March 2003 and had previously served as Vice President—Information Technology since September 2002. Prior to joining the Bank, Mr. Martin was the owner of an internet/technology service company from 1986 through 2002.

John Norton (age 57) has served as Senior Vice President – Human Resources and Marketing of the Bank since March 2003 and had previously served as Vice President – Human Resources and Marketing since 2000. Prior to joining the Bank, Mr. Norton was a management consultant in private practice for six years and an army officer for 23 years.

Stephen C. Pettit (age 62) has served as Senior Vice President – Risk Management of the Bank since July 2004. He had previously served as Senior Vice President – Controller of the Bank from 2003 to 2004, and as Senior Vice President – Controller and acting Chief Financial Officer of First National from 1999 to 2003. Mr. Pettit was in practice as a Certified Public Accountant from 1993 until 1999. Prior to 1993, he served as a Vice President and Manager of Accounting with a regional bank.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires First National’s directors and executive officers, and any persons who own more than 10% of the outstanding shares of Common Stock, to file with the SEC reports of ownership and changes in ownership of Common Stock. Officers and directors are required by SEC regulations to furnish First National with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports furnished to First National or written representation that no other reports were required, First National believes that, during fiscal year 2004, all filing requirements applicable to its officers and directors were satisfied, except that J. Andrew Hershey, an executive officer, inadvertently filed late a report on Form 4 covering the purchase of shares of Common Stock in May 2004.

Code of Conduct and Ethics

The Audit Committee of the Board has approved a Code of Conduct and Ethics for First National’s directors and employees, including the principal executive officer and principal financial and accounting officer. The Code addresses such topics as protection and proper use of First National’s assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting and conflicts of interest. It is available on First National’s web page at www.firstbank-va.com.

Audit Committee

The members of the Audit Committee of the Board of Directors are Mrs. Cottrell and Messrs. Davis, French, Marlow and Shirkey, all of whom the Board in its business judgment has determined are independent as that term is defined in the listing standards of the Nasdaq Stock Market, Inc. First National has not currently designated an “audit committee financial expert.” The Board, however, believes that the current members of the Audit Committee have the ability to understand financial statements and generally accepted accounting principles, the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions.

Item 11.	Executi ve Compensation

Information required by this Item is set forth under the headings “Remuneration” (except for the Compensation Committee Report) and “Corporate Governance and the Board of Directors – Director Compensation” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders (the “Proxy Statement”), which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is set forth under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Proxy Statement, which information is incorporated herein by reference.

The Company does not have any compensation plans or other arrangements under which equity securities are authorized for issuance.

Item 13.	Certain Relationships and Related Transactions

Information required by this Item is set forth under the heading “Remuneration – Transactions with Directors and Officers” in the Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this Item is set forth under the headings “Audit Information — Fees of Independent Public Accountants” and “— Pre-Approval Policies and Procedures” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)   (1) The response to this portion of Item 15 is included in Item 8 above.

(2) The response to this portion of Item 15 is included in Item 8 above.

(3) The following documents are attached hereto or incorporated herein by reference to Exhibits:

3.1	Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Company’s Form 10 filed with the SEC on May 2, 1994).

3.2	Bylaws (restated in electronic format to reflect all amendments through February 4, 2004) (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.)

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

10.1	Employment Agreement, dated as of October 1, 2002, between the Company and Harry S. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002).

10.2	Employment Agreement, dated as of October 1, 2003, between the Company and J. Andrew Hershey (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.)

10.3	Employment Agreement, dated as of October 1, 2003, between the Company and Dennis A. Dysart (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.)

13.1	Annual Report to Shareholders for the year ended December 31, 2004.

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2005.)

21.1	Subsidiaries of the Company

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b) Exhibits

      See Item 15(a)(3) above.

(c) Financial Statement Schedules

      See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:	/s/ Harry S. Smith
Harry S. Smith
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

Date: March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry S. Smith Harry S. Smith	President & Chief Executive Officer Director (principal executive officer)	March 29, 2005

/s/ M. Shane Bell M. Shane Bell	Senior Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)	March 29, 2005

/s/ Noel M. Borden Noel M. Borden	Chairman of the Board Director	March 29, 2005

Douglas C. Arthur	Vice Chairman of the Board Director	March 29, 2005

Dr. Byron A. Brill	Director	March 29, 2005

/s/ Elizabeth H. Cottrell Elizabeth H. Cottrell	Director	March 29, 2005

/s/ Dr. James A. Davis Dr. James A. Davis	Director	March 29, 2005

Signature	Title	Date

/s/ Christopher E. French	Director	March 29, 2005
Christopher E. French

	Director	March 29, 2005
Charles E. Maddox, Jr.

/s/ John K. Marlow	Director	March 29, 2005
John K. Marlow

/s/ W. Allen Nicholls	Director	March 29, 2005
W. Allen Nicholls

/s/ Henry L. Shirkey	Director	March 29, 2005
Henry L. Shirkey

/s/ James R. Wilkins, III	Director	March 29, 2005
James R. Wilkins, III

EXHIBIT INDEX

Number	Document

3.1	Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Company’s Form 10 filed with the SEC on May 2, 1994).

3.2	Bylaws (restated in electronic format to reflect all amendments through February 4, 2004) (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.)

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

10.1	Employment Agreement, dated as of October 1, 2002, between the Company and Harry S. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002).

10.2	Employment Agreement, dated as of October 1, 2003, between the Company and J. Andrew Hershey (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.)

10.3	Employment Agreement, dated as of October 1, 2003, between the Company and Dennis A. Dysart (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.)

13.1	Annual Report to Shareholders for the year ended December 31, 2004.

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2005.)

21.1	Subsidiaries of the Company

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350