Form 10-Q
period 2005-03-31
FIRST NATIONAL CORP /VA/
filed 2005-05-12
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 6, 2005, 2,924,124 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

Part I – Financial Information

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$6,692	$7,655
Interest-bearing deposits in banks	765	116
Securities available for sale, at fair value	64,675	63,366
Loans held for sale	400	190
Loans, net of allowance for loan losses, 2005, $3,066, 2004, $2,877	332,720	320,197
Premises and equipment, net	12,221	12,175
Interest receivable	1,425	1,334
Other assets	3,855	3,792

Total assets	$422,753	$408,825

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$73,230	$68,882
Savings and interest-bearing demand deposits	136,648	135,881
Time deposits	120,980	116,182

Total deposits	$330,858	$320,945
Federal funds purchased	10,036	6,313
Other borrowings	45,236	45,240
Company obligated mandatorily redeemable capital securities	8,248	8,248
Accrued expenses and other liabilities	2,127	1,979
Commitments and contingent liabilities	—	—

Total liabilities	$396,505	$382,725

Shareholders’ Equity
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding 2,924,124 shares	$3,655	$3,655
Surplus	1,465	1,465
Retained earnings	21,350	20,687
Accumulated other comprehensive income (loss), net	(222)	293

Total shareholders’ equity	$26,248	$26,100

Total liabilities and shareholders’ equity	$422,753	$408,825

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended March 31, 2005 and 2004

(in thousands, except per share data)

	(unaudited)	(unaudited)
	March 31, 2005	March 31, 2004
Interest and Dividend Income
Interest and fees on loans	$5,131	$4,081
Interest on federal funds sold	7	2
Interest on deposits in banks	16	5
Interest and dividends on securities available for sale:
Taxable interest	496	587
Nontaxable interest	106	100
Dividends	31	17

Total interest and dividend income	$5,787	$4,792

Interest Expense
Interest on deposits	$1,449	$1,160
Interest on federal funds purchased	27	14
Interest on company obligated mandatorily redeemable capital securities	108	34
Interest on other borrowings	564	475

Total interest expense	$2,148	$1,683

Net interest income	$3,639	$3,109
Provision for loan losses	245	163

Net interest income after provision for loan losses	$3,394	$2,946

Noninterest Income
Service charges	$585	$633
Fees for other customer services	269	236
Losses on sale of premises and equipment	—	(6)
Gains on sale of loans	56	25
Other operating income (loss)	(11)	(10)

Total noninterest income	$899	$878

Noninterest Expense
Salaries and employee benefits	$1,525	$1,203
Occupancy	175	179
Equipment	222	211
Advertising	76	96
Stationery and supplies	104	95
Telecommunications	51	65
Legal and professional fees	35	96
Other operating expense	670	578

Total noninterest expense	$2,858	$2,523

Income before income taxes	$1,435	$1,301
Provision for income taxes	450	404

Net income	$985	$897

Earnings per common share, basic and diluted	$0.34	$0.31

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three months ended March 31, 2005 and 2004

(in thousands)

	(unaudited)	(unaudited)
	March 31, 2005	March 31, 2004
Cash Flows from Operating Activities
Net income	$985	$897
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	184	170
Origination of loans held for sale	(3,927)	(2,902)
Proceeds from sale of loans available for sale	3,773	2,089
Provision for loan losses	245	163
Losses on sale of bank premises and equipment	—	6
Gains on sale of loans	(56)	(25)
Accretion of security discounts	(5)	(8)
Amortization of security premiums	71	122
Changes in assets and liabilities:
(Increase) in interest receivable	(92)	(23)
(Increase) in other assets	(332)	(28)
Increase (decrease) in accrued expenses and other liabilities	414	(407)

Net cash provided by operating activities	$1,260	$54

Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$3,176	$2,307
Purchase of securities available for sale	(5,332)	(399)
Increase in federal funds sold	—	(5,165)
Purchase of bank premises and equipment	(230)	(188)
Net increase in loans	(12,498)	(21,057)

Net cash used in investing activities	$(14,884)	$(24,502)

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$5,115	$7,950
Net increase in time deposits	4,798	6,984
Proceeds from other borrowings	37,000	14,000
Principal payments on other borrowings	(37,004)	(6,013)
Cash dividends paid	(322)	(292)
Increase (decrease) in federal funds purchased	3,723	(507)

Net cash provided by financing activities	$13,310	$22,122

Decrease in cash and cash equivalents	$(314)	$(2,326)
Cash and Cash Equivalents
Beginning	$7,771	$10,919
Ending	$7,457	$8,593

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three months ended March 31, 2005 and 2004

(in thousands)

	(unaudited)	(unaudited)
	March 31, 2005	March 31, 2004
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,106	$1,662

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$(781)	$355

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2005 and 2004

(in thousands, except per share data)

(unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2003	$3,655	$1,465	$17,680	$703		$23,503
Comprehensive income:
Net income	—	—	897	—	$897	897
Other comprehensive income, net of tax, unrealized holding gains arising during the period (net of tax, $121)	—	—	—	234	234	234

Total comprehensive income					$1,131

Cash dividends ($0.10 per share)	—	—	(292)	—		(292)

Balance, March 31, 2004	$3,655	$1,465	$18,285	$937		$24,342

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2004	$3,655	$1,465	$20,687	$293		$26,100
Comprehensive income:
Net income	—	—	985	—	$985	985
Other comprehensive loss, net of tax, unrealized holding losses arising during the period (net of tax, $266)	—	—	—	(515)	(515)	(515)

Total comprehensive income					$470

Cash dividends ($0.11 per share)	—	—	(322)	—		(322)

Balance, March 31, 2005	$3,655	$1,465	$21,350	$(222)		$26,248

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2005 and December 31, 2004, and the results of operations, cash flows and changes in shareholders’ equity for the three months ended March 31, 2005 and 2004.

Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain reclassifications have been made to prior period balances to conform to the current period presentation.

Note 2. Securities

Amortized costs and fair values of securities available for sale at March 31, 2005 and December 31, 2004 were as follows:

	(in thousands) March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$52,014	$204	$(711)	$51,507
Obligations of states and political subdivisions	9,883	155	(80)	9,958
Corporate equity securities	7	95	—	102
Restricted securities	3,108	—	—	3,108

	$65,012	$454	$(791)	$64,675

	(in thousands) December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$50,049	$432	$(224)	$50,257
Obligations of states and political subdivisions	9,885	195	(46)	10,034
Corporate equity securities	6	87	—	93
Restricted securities	2,982	—	—	2,982

	$62,922	$714	$(270)	$63,366

The Company had no securities classified as held to maturity at March 31, 2005 or December 31, 2004.

Notes to Consolidated Financial Statements

(unaudited)

At March 31, 2005 and December 31, 2004, investments in an unrealized loss position that are temporarily impaired were as follows:

	(in thousands) March 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$29,316	$(431)	$7,062	$(280)	$36,378	$(711)
Obligations of states and political subdivisions	3,416	(57)	526	(23)	3,942	(80)

	$32,732	$(488)	$7,588	$(303)	$40,320	$(791)

	(in thousands) December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$12,226	$(61)	$5,816	$(163)	$18,042	$(224)
Obligations of states and political subdivisions	2,463	(29)	532	(17)	2,995	(46)

	$14,689	$(90)	$6,348	$(180)	$21,037	$(270)

The table above provides information about securities that have been in an unrealized loss position for less than twelve consecutive months, and also those securities that have been in an unrealized loss position for twelve consecutive months or more. The Company invests in U.S agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks. All of the securities with unrealized losses are considered temporarily impaired due to interest rate factors. These securities have not suffered credit deterioration and the Company has the ability to hold these issues until maturity. At March 31, 2005, there were twenty-four U.S. agency and mortgage-backed securities and twelve obligations of state and political subdivisions in an unrealized loss position. Ninety-eight percent of the Company’s investment portfolio had AAA credit ratings with a weighted-average repricing term of 3.4 years at March 31, 2005.

Note 3. Loans

Loans at March 31, 2005 and December 31, 2004 are summarized as follows:

	(in thousands)
	March 31, 2005	December 31, 2004
Mortgage loans on real estate:
Construction	$48,589	$42,538
Secured by farm land	2,254	2,298
Secured by 1-4 family residential	91,606	94,960
Other real estate loans	120,981	111,506
Loans to farmers (except those secured by real estate)	721	449
Commercial and industrial loans (except those secured by real estate)	37,939	37,059
Consumer loans	30,579	31,075
Deposit overdrafts	211	338
All other loans	2,906	2,851

Total loans	$335,786	$323,074
Allowance for loan losses	3,066	2,877

Loans, net	$332,720	$320,197

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the three months ended March 31, 2005 and 2004 were as follows:

	(in thousands)
	2005	2004
Balance at beginning of year	$2,877	$2,547
Provision charged to operating expense	245	163
Loan recoveries	59	6
Loan charge-offs	(115)	(188)

Balance at end of period	$3,066	$2,528

Note 5. Other Borrowings

The Company had unused lines of credit totaling $43.4 million available with non-affiliated banks at March 31, 2005. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta under which the Bank can borrow up to 19% of its assets.

At March 31, 2005, the Company had borrowings from the Federal Home Loan Bank system totaling $45.0 million which mature through March 17, 2008. The interest rate on these notes payable ranged from 3.15% to 6.49% and the weighted average rate was 4.24%. The Company had collateral pledged on these borrowings at March 31, 2005 including real estate loans totaling $66.0 million and Federal Home Loan Bank stock and securities with a book value of $5.5 million.

The Bank had a $236 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at March 31, 2005 and December 31, 2004 with the minimum regulatory guidelines were as follows:

	(dollars in thousands)
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2005:
Total Capital (to Risk Weighted Assets):
Consolidated	$37,442	11.05%	$27,116	8.00%	N/A	N/A
First Bank	$36,887	10.90%	$27,075	8.00%	$33,844	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$34,376	10.14%	$13,558	4.00%	N/A	N/A
First Bank	$33,821	9.99%	$13,538	4.00%	$20,306	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$34,376	8.26%	$16,652	4.00%	N/A	N/A
First Bank	$33,821	8.13%	$16,631	4.00%	$20,789	5.00%

At December 31, 2004:
Total Capital (to Risk Weighted Assets):
Consolidated	$36,589	11.25%	$26,011	8.00%	N/A	N/A
First Bank	$36,010	11.09%	$25,969	8.00%	$33,134	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$33,712	10.37%	$13,005	4.00%	N/A	N/A
First Bank	$33,133	10.21%	$12,984	4.00%	$19,880	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$33,712	8.44%	$15,978	4.00%	N/A	N/A
First Bank	$33,133	8.31%	$15,956	4.00%	$19,946	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On March 11, 2003, First National (VA) Statutory Trust I (Trust I), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2005 was 6.24%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of Trust I is $3.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2005 was 5.63%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. As of March 31, 2005, the total amount of trust preferred securities issued by the Trust can be included in the Company’s Tier 1 capital.

Notes to Consolidated Financial Statements

(unaudited)

Note 8. Benefit Plans

The Bank has a noncontributory, defined benefit pension plan for all full-time employees over 21 years of age with at least one year of credited service. Benefits are generally based upon years of service and average compensation for the five highest-paid consecutive years of service. The Bank’s funding practice has been to make at least the minimum required annual contribution permitted by the Employee Retirement Income Security Act of 1974, amended, and the Internal Revenue Code of 1986, as amended.

Components of the net periodic benefit cost of the plan for the quarter ended March 31, 2005 and 2004 were as follows:

	Pension Benefits
	2005	2004
Service cost	$48,776	$37,514
Interest cost	55,237	48,831
Expected return on plan assets	(49,095)	(33,212)
Amortization of net obligation at transition	(1,407)	(1,407)
Amortization of prior service cost	818	818
Amortization of net loss	12,630	9,415

Net periodic benefit cost	$66,959	$61,959

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2004, that it expected to contribute $267,835 to its pension plan for the 2005 plan year. The Company did not make a contribution to the pension plan for the 2005 plan year during the three months ended March 31, 2005.

In addition to the defined benefit pension plan, the Company maintains a 401(k) plan and an employee stock ownership plan for eligible employees. The Bank also maintains a Split Dollar Life Insurance Plan that provides life insurance coverage to insurable directors. See Note 11 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for additional information about the Company’s benefit plans.

Note 9. Stock Split

On March 16, 2005, the Board of Directors of the Company declared a two-for-one stock split of the Company’s common stock, including authorized and unissued shares. Both 2005 and 2004 financial information in this report have been restated to reflect the stock split, as appropriate. The stock split is payable on April 29, 2005 to shareholders of record March 30, 2005. As a result of the stock split, the Company has 8,000,000 shares of common stock authorized and 2,924,124 shares outstanding, at a par value of $1.25 per share.

Note 10. Earnings per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. All amounts have been retroactively restated to reflect the two-for-one stock discussed in Note 9 above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company for the three months ended March 31, 2005 should be read in conjunction with the consolidated financial statements and related notes. The results of operations for the three months ended March 31, 2005 may not be indicative of the results to be achieved for the year.

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

Net income for the three months ended March 31, 2005 was $985 thousand, an increase of $88 thousand or 9.8% compared to $897 thousand for the same period in 2004. Net income per share, basic and diluted, increased $0.03 to $0.34 for the three months ended March 31, 2005 from $0.31 for the same period in 2005. The increase in earnings resulted from a 17.0% increase in the Company’s net interest income and a 2.4% increase in noninterest income, offset by a 13.3% increase in noninterest expense when comparing the same periods. The increase in noninterest expense was primarily attributable to increases in salaries and benefits associated with merit increases and the addition of the Bank’s Trust and Asset Management Department. The annualized return on average assets was 0.96% for the first three months of 2005 compared to 1.02% during the same period in 2004. The annualized return on average equity increased 14 basis points to 15.15% for the three months ended March 31, 2005 compared to 15.01% for the same period in 2004.

Comparing March 31, 2005 to March 31, 2004, total assets increased 15.3% or $56.3 million to $422.8 million from $366.5 million. Loans, net of the allowance for loan losses increased 24.9% or $66.2 million to $332.7 from $266.5 million comparing the same dates. Total deposits increased 13.0% or $38.1 million to $330.9 million at March 31, 2005 from $292.8 million at March 31, 2004. Company obligated mandatorily redeemable capital securities, commonly known as trust preferred securities, increased to $8.3 million from $3.1 million resulting from the issuance of trust preferred securities on June 8, 2004.

During the first quarter of 2005, total assets increased 3.4% to $422.8 million at March 31, 2005 from $408.8 million at December 31, 2004. Growth occurred primarily in the loan portfolio where loans, net of the allowance for loan losses, increased 3.9% or $12.5 million to $332.7 million at March 31, 2005 from $320.2 million at December 31, 2004. The securities portfolio increased $1.3 million to $64.7 million at March 31, 2005 from $63.4 million at December 31, 2004.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this discussion that are subject to risks and uncertainties. These forward looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements.

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	changes in general economic and business conditions in the market area;

•	changes in banking and other laws and regulations applicable to us;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	the successful management of interest rate risk;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as we open or acquire new branches;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the ability to successfully manage growth or implement growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•	problems with technology utilized by us;

•	demand, development and acceptance of new products and services; and

•	changing trends in customer profiles and behavior,

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate future results.

CRITICAL ACCOUNTING POLICIES

General

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The financial information contained within the financial statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from the historical factors that the Company uses. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of transactions would be the same, the timing of events that would impact transactions could change.

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

The Bank’s allowance for loan losses has two basic components: the specific allowance and the formula allowance. Both of these components are determined based upon estimates that can and do change when the actual events occur. The allowance for loan loss is comprised of the sum of the specific allowance and the formula allowance.

The specific allowance is typically used to individually allocate an allowance for larger balance, non-homogeneous loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, analysis of the borrower’s overall financial condition, resources and payment record; the prospects for support from financial guarantors; and the fair market value of collateral, net of selling costs are used to estimate the probability and severity of inherent losses. Additionally, historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and actual losses could differ from the estimates.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan repayment is collateral dependent. The Bank does not separately identify individual consumer and residential loans for impairment disclosures.

The formula allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans including residential mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. This formula is also used for the remaining pool of larger balance, non-homogeneous loans, which were not allocated a specific allowance upon impairment review. The formula allowance begins with estimates of probable losses inherent in the loan portfolio based upon various statistical analyses. These include an analysis of historical delinquency and loss experience over a five-year period, together with analyses that reflect current economic trends and conditions. The formula allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future.

CREDIT POLICIES

The principal risk associated with each of the categories of loans in the Bank’s portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased, depending on prevailing economic conditions. The risk associated with real estate mortgage loans, commercial and consumer loans varies, based on economic conditions, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies, based on the supply and demand for the type of real estate under construction.

In an effort to manage the risk, the Bank’s loan policy authorizes loan amount approval limits for individual loan officers based on their position within the Bank and level of experience. The Bank’s Board of Directors approves all loan relationships greater than $1 million. The President & CEO and the Executive Vice President - Loan Administration can combine their lending limits to approve loan relationships up to $1 million. All loans greater than $500 thousand are reported to the Board. The Loan Committee consists of six non-management directors. The Committee approves the Bank’s Loan Policy and reviews loans that have been charged-off. It also reviews the allowance for loan loss adequacy calculation as well as the loan watch list and other management reports. The Committee meets on a monthly basis and the Chairman of the Committee then reports to the Board of Directors.

Residential loan originations are primarily generated by the Bank’s loan officer solicitations, referrals by real estate professionals, and existing or new bank customers. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by the Bank’s loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow available for debt service. Loan quality is analyzed based on the Bank’s experience and credit underwriting guidelines as well as the guidelines issued by the purchasers of loans, depending on the type of loan involved. Real estate collateral is appraised by independent fee appraisers who have been pre-approved by the Executive Vice President - Loan Administration.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at March 31, 2005 and December 31, 2004, were $48.6 million, or 14.5% of gross loans, and $42.5 million, or 13.2% of gross loans, respectively. The majority of these loans have an average life of approximately one year and reprice monthly as key rates change. The interest rate charged on some of these loans float with the market, assisting the Bank in managing interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower’s principal owners.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At March 31, 2005, commercial loans not secured by real estate totaled $37.9 million, or 11.3% of gross loans, as compared to $37.1 million, or 11.5%, at December 31, 2004.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers and churches. At March 31, 2005, commercial real estate loans totaled $123.2 million or 36.7% of the Bank’s gross loans, as compared to $113.8 million, or 35.2%, at December 31, 2004. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less in many cases. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation, and the Bank typically requires personal guarantees or endorsements of the borrowers’ principal owners. The Bank also carefully evaluates the location of the collateral.

Residential Real Estate Lending

Residential lending activity may be generated by the Bank’s loan officer solicitations, referrals by real estate professionals, and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. Loan quality is analyzed based on guidelines issued by the applicable secondary market investor. The non-conforming one-to-four family loans originated by the Bank that do not generally meet investor guidelines are underwritten using the Bank’s underwriting guidelines. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Executive Vice President - Loan Administration.

Typically, all fixed rate mortgage loans are originated with the intent to sell. In order to meet community needs and retain a competitive edge, the Bank occasionally originates and retains non-conforming loans. At March 31, 2005, $91.6 million, or 27.3%, of the Bank’s loan portfolio consisted of one-to-four-family residential real estate loans as compared to $95.0 million, or 29.4%, at December 31, 2004.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and, if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Bank requires escrows for real estate taxes and insurance for secondary market loans.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, and credit card loans. At March 31, 2005, the Bank had consumer loans including deposit overdraft balances of $30.8 million, or 9.2% of gross loans, as compared to $31.4 million, or 9.7%, at December 31, 2004. Such loans are generally made to customers with whom the Bank has a pre-existing relationship. The Bank currently originates most of its consumer loans in its geographic market area.

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

RESULTS OF OPERATIONS

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on earning assets, predominately loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings and trust preferred securities. The provision for loan losses and the amount of noninterest income and expense also affect net income. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. Net interest margin is calculated by dividing tax equivalent net interest income by average earning assets. Noninterest income and expense primarily consists of income from service charges on deposit accounts; fees charged for other customer services; gains and losses from the sale of assets, including loans held for sale, securities, and premises and equipment; general and administrative expenses; and income tax expense.

Comparing the quarter ended March 31, 2005 to the quarter ended March 31, 2004, net income increased 9.8%. This increase was a result of increases in net interest income and noninterest income of 17.0% and 2.4%, respectively, for the same periods. These increases were offset by increases in noninterest expense and the provision for loan losses of 13.3% and 50.3%, respectively, for the same periods.

Net Interest Income

Net interest income was $3.6 million for the three months ended March 31, 2005, which was an increase of $530 thousand or 17.0% over $3.1 million reported for the same period in 2004. This increase in net interest income was attributed to continuing growth in average earning assets, specifically the loan portfolio.

Interest income as a percent of average earning assets increased to 6.04% for the three months ended March 31, 2005 from 5.91% for the same period in 2004. Interest expense as a percent of average interest-bearing liabilities also increased to 2.75% for the three months ended March 31, 2005 from 2.51% for the same period of 2004. The net interest margin was 3.83% for the three months ended March 31, 2005 as compared to 3.86% for the same period in 2004. The Company does not anticipate significant changes in net interest income from key interest rate changes during the next 12 months based on the interest rate sensitivity analysis discussed further in Item 3 (Quantitative and Qualitative Disclosures about Market Risk) below.

The following table provides information on average earning assets and interest-bearing liabilities for the three months ended March 31, 2005 and 2004 as well as amounts and rates of tax equivalent interest earned and interest paid.

Average Balances, Income and Expense, Yields and Rates

	(dollars in thousands)
	Three months ended March 31,
	2005			2004
	Average Balance	Interest Income/ Expense	Yield/ Rate (3)	Average Balance	Interest Income/ Expense	Yield/ Rate (3)
ASSETS
Balances at correspondent banks - interest bearing	$908	$16	7.14%	$355	$5	6.04%
Securities:
Taxable	52,813	528	4.05%	61,068	604	3.98%
Tax-exempt (1)	10,024	161	6.52%	9,247	152	6.60%

Total securities	62,837	689	4.45%	70,315	756	4.32%
Loans: (2)
Taxable	325,472	5,092	6.35%	256,170	4,047	6.35%
Tax-exempt (1)	3,655	58	6.41%	3,320	51	6.24%

Total loans	329,127	5,150	6.35%	259,490	4,098	6.35%
Federal funds sold	738	7	3.58%	907	2	0.86%

Total earning assets	393,610	5,862	6.04%	331,067	4,861	5.91%
Less: allowance for loan losses	(2,951)			(2,588)
Total non-earning assets	25,629			24,137

Total assets	$416,288			$352,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Checking	$62,267	$248	1.61%	$60,775	$182	1.20%
Money market savings	13,259	37	1.12%	10,982	16	0.59%
Regular savings	60,962	244	1.62%	44,262	75	0.68%
Certificates of deposit:
Less than $100,000	72,799	554	3.09%	69,505	584	3.38%
Greater than $100,000	46,119	367	3.23%	36,941	303	3.30%

Total interest bearing deposits	255,406	1,450	2.30%	222,465	1,160	2.10%
Federal funds purchased	3,786	27	2.91%	3,536	14	1.62%
Company obligated mandatorily redeemable capital securities	8,248	108	5.30%	3,093	34	4.44%
Other borrowings	49,138	564	4.65%	40,791	475	4.68%

Total interest bearing liabilities	316,578	2,149	2.75%	269,885	1,683	2.51%
Noninterest bearing liabilities
Demand deposits	71,255			56,644
Other liabilities	2,086			2,057

Total liabilities	389,919			328,586
Shareholders’ equity	26,369			24,030

Total liabilities and shareholders’ equity	$416,288			$352,616

Net interest income		$3,713			$3,178

Interest rate spread			3.29%			3.40%
Interest expense as a percent of average earning assets			2.21%			2.04%
Net interest margin			3.83%			3.86%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $74 thousand and $69 thousand for 2005 and 2004, respectively.

(2)	Loans placed on nonaccrual status are reflected in the balances.

(3)	Annualized

Provision for Loan Losses

The provision for loan losses for the first three months of 2005 was $245 thousand compared to $163 thousand for the same period in 2004. The amount allocated to the provision for loan losses represents management’s analysis of the existing loan portfolio and the related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the three months ended March 31, 2005, net charge-offs totaled $56 thousand compared to $182 thousand for the three months ended March 31, 2004. The allowance for loan losses of $3.1 million at March 31, 2005 increased 6.6% from $2.9 million at December 31, 2004. The increases in the total allowance for loan losses were reflective of charge-off activity, changes in classified loans and growth in the loan portfolio. Loans, net of the allowance for loan losses increased $12.5 million, or 3.9%, from $320.2 million at December 31, 2004 to $332.7 million at March 31, 2005.

Management has determined that the allowance for loan losses is adequate at March 31, 2005. There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

Noninterest Income

Noninterest income increased 2.4% to $899 thousand for the three months ended March 31, 2005 compared to $878 thousand for the same period in 2004. Service charges decreased 7.6% to $585 thousand for the three months ended March 31, 2005 compared to $633 thousand for the same period in 2004. This decrease was primarily attributable to a decline in overdraft fees from deposit accounts, as a result of less overdraft activity during the first quarter of 2005. Even though the Company expects these service charges to remain a significant component of noninterest income in future periods, it is possible that the decreases will continue throughout the year when comparing periods in 2005 with 2004. The Company is uncertain whether the decrease in overdraft fee income will continue as a declining trend in 2005. Fees for other customer services increased 14.0% to $269 thousand for the three months ended March 31, 2005 compared to $236 thousand for the same period in 2004. Deposit transaction fees and trust fees contributed to this increase. We expect this increasing trend to continue throughout 2005, driven by deposit transaction fees and fee income generated by the Trust and Asset Management Department. Gains on sale of loans increased for the three months ended March 31, 2005 compared to the same periods in 2004. The Company is optimistic that gains on sale of loans in 2005 should out perform 2004, but does not expect significant fluctuations in future periods.

Noninterest Expense

For the three months ended March 31, 2005, noninterest expense increased 13.3% to $2.9 million compared to $2.5 million for the same period in 2004. Salaries and employee benefits increased over the comparable quarter of 2004, as a result of merit increases and hiring additional staff to support business growth, including the addition of the Bank’s Trust and Asset Management Department during the first quarter of 2005. All other noninterest expenses combined increased by only 1.0%. This was the result of prudent expense management and decreasing legal fees from the settlement of a legal action during the first quarter of 2005. See Item 3 of the Annual Report on Form 10-K for the year ended December 31, 2004 for further information on this legal action.

Income Taxes

The Company has adopted FASB Statement No. 109, “Accounting for Income Taxes”. The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three months ended March 31, 2005 and 2004. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. The effective income tax rate for the three months ended March 31, 2005 and 2004 was 31%. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

FINANCIAL CONDITION

General

The loan portfolio continued to drive balance sheet growth in the first quarter of 2005. Loans, net of the allowance for loan losses, increased $12.5 million or 3.9% to $332.7 million at March 31, 2005 from $320.2 million at December 31, 2004. The growth in loans was reflected in the 3.4% increase in assets during the first quarter of 2005. The growth was funded primarily by deposit growth of $9.9 million as well as an increase in federal funds purchased of $3.7 million. As a result of projected economic growth in the market area, the Company anticipates continued growth in the loan portfolio and total assets in future periods. However, the Company recognizes that growth will be challenging as competition for loans and deposits continue to increase in the market area.

Loans

The Bank is an active lender with a loan portfolio which includes commercial and residential real estate loans, commercial loans, consumer loans (both installment and credit card), real estate construction loans and home equity loans. The Bank’s lending activity is focused on individuals and small to medium sized businesses in its primary trade area of the Virginia counties of Shenandoah, Warren, Clarke and Frederick and the City of Winchester. As a provider of community oriented financial services, the Bank does not attempt to geographically diversify its loan portfolio by undertaking significant lending activity outside its primary trade area.

Asset Quality

The allowance for loan losses totaled $3.1 million and $2.9 million at March 31, 2005 and December 31, 2004, respectively, representing 0.91% and 0.89% of total loans, respectively. Nonperforming assets totaled $321 thousand and $653 thousand at March 31, 2005 and December 31, 2004, respectively, representing 10.5% and 22.7% of the allowance for loan losses, respectively. The increase in the ratio of the allowance for loan losses to total loans was reflective of changes within the loan portfolio that included decreasing balances of loans secured by residential real estate and increasing balances of commercial loans.

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

Total losses charged against the allowance in the first quarter of 2005 was $115 thousand compared to $188 thousand in the first quarter of 2004. Recoveries of the principal on loans previously charged against the allowance totaled $59 thousand in the first quarter of 2005 and $6 thousand in the first quarter of 2004.

Management classifies as non-performing assets both loans on which payment has been delinquent 90 days or more and for which there is a risk of loss to either principal or interest, and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had no foreclosed real estate at March 31, 2005. Foreclosed real estate totaled $270 thousand at December 31, 2004.

Impaired loans having recorded investments of $260 thousand at March 31, 2005 and December 31, 2004 have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $64 thousand and $28 thousand at March 31, 2005 and December 31, 2004, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2005 and the year ended December 31, 2004 was $260 thousand and $412 thousand, respectively.

Securities

Securities at March 31, 2005 were $64.7 million, an increase of $1.3 million or 2.1% from $63.4 million at December 31, 2004. The Company expects to maintain its ratio of securities to total assets in future periods. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of March 31, 2005, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits at March 31, 2005 were $330.9 million, an increase of $9.9 million or 3.1% from $320.9 million at December 31, 2004. The deposit mix remained consistent with prior periods as noninterest-bearing demand deposits, savings and interest-bearing demand deposits and time deposits comprised 22.1%, 41.3% and 36.6%, respectively, of total deposits at March 31, 2005, compared to 21.5%, 42.3% and 36.2%, at December 31, 2004. The Company does not expect significant changes in the deposit mix or growth trends throughout the remainder of the year, recognizing continued competition for deposits in the market area.

Liquidity

Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and investment securities and loans maturing within one year. As a result of the Bank’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ borrowing needs.

At March 31, 2005, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities, and loans maturing within one year were $96.0 million. At March 31, 2005, approximately 25.9% or $87.0 million of the loan portfolio would mature within a one-year period. At March 31, 2005, non-deposit sources of funds totaled $43.4 million, which included Federal Home Loan Bank (FHLB) borrowing availability totaling $35.2 million. During the first quarter of 2005, other borrowing activity included repayment of a Fixed Rate Credit (FRC) advance in the amount of $10.0 million and two new FHLB advances. The two new FHLB advances included a FRC in the amount of $5.0 million with a six-month maturity and a FRC in the amount of $5.0 million with a two-year maturity. The Bank also borrowed and repaid Daily Rate Credit (DRC) advances totaling $27 million during the first quarter of 2005 as an alternative to purchasing federal funds.

Company Obligated Mandatorily Redeemable Capital Securities

See Note 7 of the Notes to Consolidated Financial Statements of this Form 10-Q.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 11.05% at March 31, 2005 and a ratio of Tier 1 capital to risk-weighted assets of 10.14%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

Commitments and Unfunded Credits

The Company is a party to credit related financial instruments with risk not reflected in the consolidated financial statements in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and rate lock commitments which would impact the Company’s liquidity and capital resources to the extent customers accept and/or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. With the exception of these financial instruments, the Company has no financial instruments that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit which amounted to $46.3 million at March 31, 2005, and $49.2 million at December 31, 2004, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Commercial and standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 2005, and December 31, 2004, the Company had $5.8 million and $5.3 million, respectively, in outstanding standby letters of credit.

At March 31, 2005 and December 31, 2004, the Company had rate-lock commitments to originate mortgage loans amounting to $1.5 million and $1.1 million, respectively. The Company had loans held for sale of $400 thousand at March 31, 2005 and $190 thousand at December 31, 2004. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $1.9 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the Securities and Exchange Commission (SEC)) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company’s results of operations at the present time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The flat interest rate scenario is utilized by the Company for rate shock scenarios when preparing the earnings simulation analysis. From this base, immediate rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on projected net income for the twelve months ended March 31, 2005 (fully tax equivalent basis) for the Company using different rate scenarios:

Change in Yield Curve	(in thousands) Change in Net Income
+200 basis points	$759
+100 basis points	385
Flat	—
- 100 basis points	(267)
- 200 basis points	(987)

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The following chart reflects the change in net market value over different rate environments at March 31, 2005:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$(5,913)
+100 basis points	(2,892)
Flat	—
- 100 basis points	4,180
- 200 basis points	7,921

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

FIRST NATIONAL CORPORATION (Registrant)

/s/ Harry S. Smith	May 12, 2005
Harry S. Smith	Date
President and Chief Executive Officer

/s/ M. Shane Bell	May 12, 2005
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350