Form 10-Q
period 2005-06-30
FIRST NATIONAL CORP /VA/
filed 2005-08-12
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2005, 2,922,860 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

Part I – Financial Information

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) June 30, 2005	December 31, 2004
Assets
Cash and due from banks	$9,726	$7,655
Interest-bearing deposits in banks	752	116
Securities available for sale, at fair value	66,277	63,366
Loans held for sale	459	190
Loans, net of allowance for loan losses, 2005, $3,221, 2004, $2,877	353,365	320,197
Premises and equipment, net	12,696	12,175
Interest receivable	1,520	1,334
Other assets	3,689	3,792

Total assets	$448,484	$408,825

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$80,041	$68,882
Savings and interest-bearing demand deposits	142,876	135,881
Time deposits	131,721	116,182

Total deposits	$354,638	$320,945
Federal funds purchased	994	6,313
Other borrowings	55,232	45,240
Company obligated mandatorily redeemable capital securities	8,248	8,248
Accrued expenses and other liabilities	1,840	1,979
Commitments and contingent liabilities	—	—

Total liabilities	$420,952	$382,725

Shareholders’ Equity
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding 2,922,860 shares	$3,653	$3,655
Surplus	1,465	1,465
Retained earnings	22,365	20,687
Accumulated other comprehensive income, net	49	293

Total shareholders’ equity	$27,532	$26,100

Total liabilities and shareholders’ equity	$448,484	$408,825

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended June 30, 2005 and 2004

(in thousands, except per share data)

	(unaudited) June 30, 2005	(unaudited) June 30, 2004
Interest and Dividend Income
Interest and fees on loans	$5,581	$4,246
Interest on federal funds sold	2	2
Interest on deposits in banks	19	5
Interest and dividends on securities available for sale:
Taxable interest	526	557
Nontaxable interest	102	96
Dividends	43	17

Total interest and dividend income	$6,273	$4,923

Interest Expense
Interest on deposits	$1,632	$1,233
Interest on federal funds purchased	39	11
Interest on company obligated mandatorily redeemable capital securities	119	40
Interest on other borrowings	540	449

Total interest expense	$2,330	$1,733

Net interest income	$3,943	$3,190
Provision for loan losses	166	285

Net interest income after provision for loan losses	$3,777	$2,905

Noninterest Income
Service charges	$661	$689
Fees for other customer services	361	256
Gains (losses) on sale of premises and equipment	(11)	441
Gains on sale of loans	55	72
Gains on sale of securities, available for sale	18	—
Other operating income	37	34

Total noninterest income	$1,121	$1,492

Noninterest Expense
Salaries and employee benefits	$1,586	$1,332
Occupancy	182	178
Equipment	225	217
Advertising	69	104
Stationery and supplies	86	73
Telecommunications	47	68
Legal and professional fees	38	158
Other operating expense	647	698

Total noninterest expense	$2,880	$2,828

Income before income taxes	$2,018	$1,569
Provision for income taxes	656	500

Net income	$1,362	$1,069

Earnings per common share, basic and diluted	$0.47	$0.37

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Six months ended June 30, 2005 and 2004

(in thousands, except per share data)

	(unaudited) June 30, 2005	(unaudited) June 30, 2004
Interest and Dividend Income
Interest and fees on loans	$10,712	$8,327
Interest on federal funds sold	9	4
Interest on deposits in banks	35	10
Interest and dividends on securities available for sale:
Taxable interest	1,022	1,144
Nontaxable interest	208	196
Dividends	74	34

Total interest and dividend income	$12,060	$9,715

Interest Expense
Interest on deposits	$3,081	$2,393
Interest on federal funds purchased	66	25
Interest on company obligated mandatorily redeemable capital securities	227	74
Interest on other borrowings	1,104	924

Total interest expense	$4,478	$3,416

Net interest income	$7,582	$6,299
Provision for loan losses	411	448

Net interest income after provision for loan losses	$7,171	$5,851

Noninterest Income
Service charges	$1,246	$1,322
Fees for other customer services	630	492
Gains (losses) on sale of premises and equipment	(11)	435
Gains on sale of loans	111	97
Gains on sale of securities, available for sale	18	—
Other operating income	26	24

Total noninterest income	$2,020	$2,370

Noninterest Expense
Salaries and employee benefits	$3,111	$2,535
Occupancy	357	357
Equipment	447	428
Advertising	145	200
Stationery and supplies	190	182
Telecommunications	98	133
Legal and professional fees	73	254
Other operating expense	1,317	1,262

Total noninterest expense	$5,738	$5,351

Income before income taxes	$3,453	$2,870
Provision for income taxes	1,106	904

Net income	$2,347	$1,966

Earnings per common share, basic and diluted	$0.80	$0.67

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Six months ended June 30, 2005 and 2004

(in thousands)

	(unaudited) June 30, 2005	(unaudited) June 30, 2004
Cash Flows from Operating Activities
Net income	$2,347	$1,966
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	372	345
Origination of loans held for sale	(7,391)	(9,131)
Proceeds from sale of loans available for sale	7,232	9,225
Provision for loan losses	411	448
Gains on sale of securities available for sale	(18)	—
(Gains) losses on sale of bank premises and equipment	11	(435)
Gains on sale of loans	(111)	(97)
Gain on sale of foreclosed real estate	(8)	—
Accretion of security discounts	(10)	(13)
Amortization of security premiums	133	215
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(186)	93
Increase in other assets	(166)	(88)
Decrease in accrued expenses and other liabilities	(13)	(393)

Net cash provided by operating activities	$2,603	$2,135

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$3,948	$—
Proceeds from maturities, calls, and principal payments of securities available for sale	5,446	8,830
Purchase of securities available for sale	(12,780)	(649)
Purchase of bank premises and equipment	(903)	(356)
Proceeds from sale of premises and equipment	—	527
Net increase in loans	(33,579)	(41,456)
Proceeds from sale of foreclosed real estate	278	—

Net cash used in investing activities	$(37,590)	$(33,104)

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$18,154	$18,649
Net increase in time deposits	15,539	7,233
Proceeds from other borrowings	33,000	14,000
Principal payments on other borrowings	(23,009)	(15,306)
Proceeds from issuance of company obligated mandatorily redeemable capital securities	—	5,000
Cash dividends paid	(643)	(584)
Acquisition of common stock	(28)	—
Increase (decrease) in federal funds purchased	(5,319)	977

Net cash provided by financing activities	$37,694	$29,969

Increase (decrease) in cash and cash equivalents	$2,707	$(1,000)

Cash and Cash Equivalents
Beginning	$7,771	$10,919
Ending	$10,478	$9,919

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Six months ended June 30, 2005 and 2004

(in thousands)

	(unaudited) June 30, 2005	(unaudited) June 30, 2004
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,338	$3,410

Income taxes	$1,065	$496

Supplemental Disclosures of Noncash Investing Activities
Unrealized loss on securities available for sale	$(369)	$(1,262)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2005 and 2004

(in thousands, except share and per share data)

(unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2003	$3,655	$1,465	$17,680	$703		$23,503
Comprehensive income:
Net income	—	—	1,966	—	$1,966	1,966
Other comprehensive loss, net of tax, unrealized holding losses arising during the period (net of tax, $429)	—	—	—	(833)	(833)	(833)

Total comprehensive income					$1,133

Cash dividends ($0.20 per share)	—	—	(584)	—		(584)

Balance, June 30, 2004	$3,655	$1,465	$19,062	$(130)		$24,052

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2004	$3,655	$1,465	$20,687	$293		$26,100
Comprehensive income:
Net income	—	—	2,347	—	$2,347	2,347
Other comprehensive loss, net of tax, unrealized holding losses arising during the period (net of tax, $119)	—	—	—	—	(232)	—
Reclassification adjustment (net of tax, $6)	—	—	—	—	(12)	—

Other comprehensive loss (net of tax, $125)	—	—	—	(244)	(244)	(244)

Total comprehensive income					$2,103

Cash dividends ($0.22 per share)	—	—	(643)	—		(643)
Acquisition of 1,264 shares of common stock	(2)	—	(26)	—		(28)

Balance, June 30, 2005	$3,653	$1,465	$22,365	$49		$27,532

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2005 and December 31, 2004, and the results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows and changes in shareholders’ equity for the six months ended June 30, 2005 and 2004.

Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain reclassifications have been made to prior period balances to conform to the current period presentation.

Note 2. Securities

Amortized costs and fair values of securities available for sale at June 30, 2005 and December 31, 2004 were as follows:

	(in thousands) June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$53,106	$157	$(370)	$52,893
Obligations of states and political subdivisions	9,382	186	(22)	9,546
Corporate equity securities	6	124	—	130
Restricted securities	3,708	—	—	3,708

	$66,202	$467	$(392)	$66,277

	(in thousands) December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$50,049	$432	$(224)	$50,257
Obligations of states and political subdivisions	9,885	195	(46)	10,034
Corporate equity securities	6	87	—	93
Restricted securities	2,982	—	—	2,982

	$62,922	$714	$(270)	$63,366

The Company had no securities classified as held to maturity at June 30, 2005 or December 31, 2004.

Notes to Consolidated Financial Statements

(unaudited)

At June 30, 2005 and December 31, 2004, investments in an unrealized loss position that are temporarily impaired were as follows:

	(in thousands) June 30, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$27,133	$(158)	$8,731	$(212)	$35,864	$(370)
Obligations of states and political subdivisions	—	—	1,442	(22)	1,442	(22)

	$27,133	$(158)	$10,173	$(234)	$37,306	$(392)

	(in thousands) December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$12,226	$(61)	$5,816	$(163)	$18,042	$(224)
Obligations of states and political subdivisions	2,463	(29)	532	(17)	2,995	(46)

	$14,689	$(90)	$6,348	$(180)	$21,037	$(270)

The table above provides information about securities that have been in an unrealized loss position for less than twelve consecutive months, and also those securities that have been in an unrealized loss position for twelve consecutive months or more. The Company invests in U.S agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks. All of the securities with unrealized losses are considered temporarily impaired and are a result of interest rate factors. These securities have not suffered credit deterioration and the Company has the ability to hold these issues until maturity. At June 30, 2005, there were seven U.S. agency and mortgage-backed securities and five obligations of state and political subdivisions in an unrealized loss position. Ninety-eight percent of the Company’s investment portfolio had AAA credit ratings with a weighted-average repricing term of 3.1 years at June 30, 2005.

Note 3. Loans

Loans at June 30, 2005 and December 31, 2004 are summarized as follows:

	(in thousands)
	June 30, 2005	December 31, 2004
Mortgage loans on real estate:
Construction	$43,320	$42,538
Secured by farm land	2,211	2,298
Secured by 1-4 family residential	96,024	94,960
Other real estate loans	139,097	111,506
Loans to farmers (except those secured by real estate)	673	449
Commercial and industrial loans (except those secured by real estate)	41,074	37,059
Consumer loans	31,027	31,075
Deposit overdrafts	249	338
All other loans	2,911	2,851

Total loans	$356,586	$323,074
Allowance for loan losses	3,221	2,877

Loans, net	$353,365	$320,197

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the six months ended June 30, 2005 and 2004 were as follows:

	(in thousands)
	2005	2004
Balance at beginning of year	$2,877	$2,547
Provision charged to operating expense	411	448
Loan recoveries	110	34
Loan charge-offs	(177)	(262)

Balance at end of period	$3,221	$2,767

Note 5. Other Borrowings

The Company had unused lines of credit totaling $47.3 million available with non-affiliated banks at June 30, 2005. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta under which the Bank can borrow up to 19% of total Bank assets.

At June 30, 2005, the Company had borrowings from the Federal Home Loan Bank system totaling $55.0 million which mature through March 17, 2008. The interest rate on these notes payable ranged from 3.15% to 6.49% and the weighted average rate was 4.07%. The Company had collateral pledged on these borrowings at June 30, 2005 including real estate loans totaling $68.0 million and Federal Home Loan Bank stock and securities with a book value of $5.3 million.

The Bank had a $232 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at June 30, 2005 and December 31, 2004 with the minimum regulatory guidelines were as follows:

	(dollars in thousands)
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2005:
Total Capital (to Risk Weighted Assets):
Consolidated	$38,609	10.71%	$28,830	8.00%	N/A	N/A
First Bank	$38,113	10.59%	$28,787	8.00%	$35,983	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$35,388	9.82%	$14,415	4.00%	N/A	N/A
First Bank	$34,892	9.70%	$14,393	4.00%	$21,590	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$35,388	8.16%	$17,347	4.00%	N/A	N/A
First Bank	$34,892	8.06%	$17,325	4.00%	$21,656	5.00%

At December 31, 2004:
Total Capital (to Risk Weighted Assets):
Consolidated	$36,589	11.25%	$26,011	8.00%	N/A	N/A
First Bank	$36,010	11.09%	$25,969	8.00%	$33,134	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$33,712	10.37%	$13,005	4.00%	N/A	N/A
First Bank	$33,133	10.21%	$12,984	4.00%	$19,880	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$33,712	8.44%	$15,978	4.00%	N/A	N/A
First Bank	$33,133	8.31%	$15,956	4.00%	$19,946	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On March 11, 2003, First National (VA) Statutory Trust I (Trust I), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2005 was 6.62%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of Trust I is $3.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2005 was 6.02%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. As of June 30, 2005, the total amount of trust preferred securities issued by the Trust can be included in the Company’s Tier 1 capital.

Notes to Consolidated Financial Statements

(unaudited)

Note 8. Benefit Plans

The Bank has a noncontributory, defined benefit pension plan for all full-time employees over 21 years of age with at least one year of credited service. Benefits are generally based upon years of service and average compensation for the five highest-paid consecutive years of service. The Bank’s funding practice has been to make at least the minimum required annual contribution permitted by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.

Components of the net periodic benefit cost of the plan for the six months ended June 30, 2005 and 2004 were as follows:

	Pension Benefits
	2005	2004
Service cost	$97,552	$75,028
Interest cost	110,474	97,662
Expected return on plan assets	(98,190)	(66,424)
Amortization of net obligation at transition	(2,814)	(2,814)
Amortization of prior service cost	1,636	1,636
Amortization of net loss	25,260	18,830

Net periodic benefit cost	$133,918	$123,918

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2004, that it expected to contribute $267,835 to its pension plan for the 2005 plan year. The Company did not make a contribution to the pension plan for the 2005 plan year during the six months ended June 30, 2005.

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

Note 9. Stock Split

On March 16, 2005, the Board of Directors of the Company declared a two-for-one stock split of the Company’s common stock, including authorized and unissued shares. The stock split was payable on April 29, 2005 to shareholders of record March 30, 2005. As a result of the stock split, the Company had 8,000,000 shares of common stock authorized and 2,921,124 shares outstanding, at a par value of $1.25 per share. Subsequent to the stock split, the Company purchased and retired 1,264 shares of its common stock, resulting in 2,922,860 shares outstanding at June 30, 2005. Prior period financial information in this report has been restated to reflect the stock split, as appropriate.

Note 10. Earnings per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. All amounts have been retroactively restated to reflect the two-for-one stock split discussed in Note 9 above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company for the three and six months ended June 30, 2005 should be read in conjunction with the consolidated financial statements and related notes. The results of operations for the three and six months ended June 30, 2005 may not be indicative of the results to be achieved for the year.

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

The Company’s banking subsidiary, First Bank, is a full service community bank that offers traditional bank services including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services, deposit services, personal trust services and wealth management services. The Bank offers internet banking access for banking services, and online bill payment for both consumers and commercial customers. Lending is focused on individuals and small and medium-sized businesses in the northern Shenandoah Valley region of Virginia.

Net income for the three months ended June 30, 2005 was $1.4 million, an increase of $293 thousand or 27.4% compared to $1.1 million for the same period in 2004. Net income per share, basic and diluted, increased $0.10 to $0.47 for the three months ended June 30, 2005 from $0.37 for the same period in 2004. The increase in earnings resulted from a 23.6% increase in the Company’s net interest income and a 41.8% decrease in the provision for loan losses, offset by a 24.9% decrease in noninterest income when comparing the same periods. The decrease in the provision for loan losses resulted from lower net charge-offs and improvements in asset quality. The decrease in noninterest income was the result of a property sale in 2004 that generated a gain of $454 thousand.

For the six months ended June 30, 2005, net income was $2.3 million, an increase of $381 thousand or 19.4% compared to $2.0 million for the same period in 2004. The increase in earnings resulted from a 20.4% increase in net interest income and an 8.3% decrease in the provision for loan losses, offset by a 14.8% decrease in noninterest income and a 7.2% increase in noninterest expense when comparing the same periods. The decrease in noninterest income was the result of the property sale discussed above. Net income per share, basic and diluted, increased $0.13 to $0.80 for the six months ended June 30, 2005 from $0.67 for the same period in 2004. The annualized return on average assets was 1.11% for the first six months of 2005 compared to 1.10% during the same period in 2004. The annualized return on average equity increased 127 basis points to 17.70% for the six months ended June 30, 2005 compared to 16.43% for the same period in 2004.

Comparing June 30, 2005 to June 30, 2004, total assets increased 19.9% or $74.4 million to $448.5 million from $374.1 million. Loans, net of the allowance for loan losses increased 23.3% or $66.8 million to $353.4 from $286.6 million comparing the same dates. Total deposits increased 16.8% or $50.9 million to $354.6 million at June 30, 2005 from $303.7 million at June 30, 2004. Other borrowings increased 56.7% or $20.0 million to $55.2 million at June 30, 2005 from $35.2 million at June 30, 2004.

During the first six months of 2005, total assets increased 9.7% to $448.5 million at June 30, 2005 from $408.8 million at December 31, 2004. Growth occurred primarily in the loan portfolio where loans, net of the allowance for loan losses, increased 10.4% or $33.2 million to $353.4 million at June 30, 2005 from $320.2 million at December 31, 2004. The securities portfolio increased $2.9 million to $66.3 million at June 30, 2005 from $63.4 million at December 31, 2004. Total deposits increased 10.5% or $33.7 million to $354.6 million at June 30, 2005 from $320.9 at December 31, 2004. Other borrowings increased 22.1% or $10.0 million to $55.2 million at June 30, 2005 from $45.2 million at December 31, 2004.

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	changes in general economic and business conditions in the market area;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in banking and other laws and regulations applicable to us;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	the successful management of interest rate risk;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as we open or acquire new branches;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the ability to successfully manage growth or implement growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•	changing trends in customer profiles and behavior;

•	problems with technology utilized by us;

•	demand, development and acceptance of new products and services.

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

LENDING POLICIES

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

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at June 30, 2005 and December 31, 2004, were $43.3 million, or 12.1% of gross loans, and $42.5 million, or 13.2% of gross loans, respectively. The majority of these loans have an average life of approximately one year and reprice monthly as key rates change. The interest rate charged on some of these loans float with the market, assisting the Bank in managing interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower’s principal owners.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At June 30, 2005, commercial loans not secured by real estate totaled $41.1 million, or 11.5% of gross loans, as compared to $37.1 million, or 11.5%, at December 31, 2004.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At June 30, 2005, commercial real estate loans totaled $141.3 million or 39.6% of the Bank’s gross loans, as compared to $113.8 million, or 35.2%, at December 31, 2004. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less in many cases. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation, and the Bank typically requires personal guarantees or endorsements of the borrowers’ principal owners. The Bank also carefully evaluates the location of the collateral.

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

Typically, all fixed rate mortgage loans are originated with the intent to sell. In order to meet community needs and retain a competitive edge, the Bank occasionally originates and retains non-conforming loans. At June 30, 2005, $96.0 million, or 26.9%, of the Bank’s loan portfolio consisted of one-to-four-family residential real estate loans as compared to $95.0 million, or 29.4%, at December 31, 2004.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and, if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Bank requires escrows for real estate taxes and insurance for secondary market loans.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, and credit card loans. At June 30, 2005, the Bank had consumer loans including deposit overdraft balances of $31.3 million, or 8.8% of gross loans, as compared to $31.4 million, or 9.7%, at December 31, 2004. Such loans are generally made to customers with whom the Bank has a pre-existing relationship. The Bank currently originates most of its consumer loans in its geographic market area.

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

Comparing the three months ended June 30, 2005 to the same period in 2004, net income increased 27.4%. This increase was a result of an increase in net interest income of 23.6% and a decrease in the provision for loan losses of 41.8% for the same periods. These increases in net income were offset by a decrease in noninterest income of 24.9% as a result of a property sale in 2004 which generated a gain of $454 thousand.

For the six months ended June 30, 2005, net income increased 19.4% from the same period in 2004. This increase was attributable to a 20.4% increase in net interest income and an 8.3% decrease in the provision for loan losses for these periods. These increases in net income were offset by a decrease in noninterest income of 14.8%, which was the result of the property sale discussed above, and an increase in noninterest expense of 7.2%.

Net Interest Income

Net interest income was $3.9 million for the three months ended June 30, 2005, which was an increase of $753 thousand or 23.6% over the $3.2 million reported for the same period in 2004. This increase in net interest income was primarily attributed to continuing growth in average earning assets, predominantly in the loan portfolio.

For the six months ended June 30, 2005, net interest income increased 20.4%, or $1.3 million, to $7.6 million as compared to $6.3 million for the same period in 2004. This increase was primarily attributable to continuing growth in average earning assets, predominantly in the loan portfolio, as well as an improvement in the net interest margin, which increased 6 basis points to 3.88% for the six months ended June 30, 2005 compared to 3.82% for the same period in 2004. Interest income as a percent of average earning assets increased to 6.12% for the six months ended June 30, 2005 from 5.85% for the same period in 2004. Interest expense as a percent of average interest-bearing liabilities also increased to 2.80% for the six months ended June 30, 2005 from 2.52% for the same period of 2004. The Company does not anticipate significant changes in net interest income from key interest rate changes during the next 12 months based on the interest rate sensitivity analysis discussed further in Item 3 (Quantitative and Qualitative Disclosures about Market Risk) below.

The following table provides information on average earning assets and interest-bearing liabilities for the six months ended June 30, 2005 and 2004 as well as amounts and rates of tax equivalent interest earned and interest paid.

Average Balances, Income and Expense, Yields and Rates

	(dollars in thousands) Six months ended June 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Yield/ Rate (3)	Average Balance	Interest Income/ Expense	Yield/ Rate (3)
ASSETS
Balances at correspondent banks - interest bearing	$821	$35	8.75%	$1,140	$10	1.83%
Securities:
Taxable	53,766	1,096	4.11%	58,654	1,178	4.04%
Tax-exempt (1)	9,724	314	6.52%	9,022	297	6.61%

Total securities	63,490	1,410	4.48%	67,676	1,475	4.38%
Loans: (2)
Taxable	333,525	10,636	6.43%	265,396	8,259	6.26%
Tax-exempt (1)	3,610	115	6.40%	3,393	102	6.24%

Total loans	337,135	10,751	6.43%	268,689	8,361	6.26%
Federal funds sold	507	9	3.60%	882	4	0.91%

Total earning assets	401,953	12,205	6.12%	338,387	9,850	5.85%
Less: allowance for loan losses	(3,054)			(2,623)
Total non-earning assets	26,209			23,702

Total assets	$425,108			$359,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Checking	$62,591	$525	1.69%	$63,286	$378	1.20%
Money market savings	13,176	77	1.19%	10,541	31	0.59%
Regular savings	62,427	545	1.76%	43,775	148	0.68%
Certificates of deposit:
Less than $100,000	74,509	1,154	3.12%	72,106	1,196	3.33%
Greater than $100,000	47,338	780	3.32%	38,292	639	3.36%

Total interest bearing deposits	260,041	3,081	2.39%	228,000	2,392	2.11%
Federal funds purchased	4,060	66	3.27%	3,204	25	1.57%
Company obligated mandatorily redeemable capital securities	8,248	227	5.56%	3,490	74	4.25%
Other borrowings	50,689	1,104	4.39%	38,391	924	4.84%

Total interest bearing liabilities	323,038	4,478	2.80%	273,085	3,415	2.52%
Noninterest bearing liabilities
Demand deposits	73,367			60,442
Other liabilities	1,963			1,873

Total liabilities	398,368			335,400
Shareholders’ equity	26,740			24,066

Total liabilities and shareholders’ equity	$425,108			$359,466

Net interest income		$7,727			$6,435

Interest rate spread			3.32%			3.33%
Interest expense as a percent of average earning assets			2.25%			2.03%
Net interest margin			3.88%			3.82%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $146 thousand and $135 thousand for 2005 and 2004, respectively.
(2)	Loans placed on nonaccrual status are reflected in the balances.
(3)	Annualized

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2005 was $166 thousand compared to $285 thousand for the same period in 2004. For the six months ended June 30, 2005, the provision for loan losses amounted to $411 thousand compared to $448 thousand for the same period in 2004. The amount allocated to the provision for loan losses represents management’s analysis of the existing loan portfolio and the related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the six months ended June 30, 2005, net charge-offs totaled $67 thousand compared to $228 thousand for the six months ended June 30, 2004. The allowance for loan losses of $3.2 million at June 30, 2005 increased 12.0% from $2.9 million at December 31, 2004. The increases in the total allowance for loan losses were reflective of charge-off activity and growth in the loan portfolio. Loans, net of the allowance for loan losses increased $33.2 million, or 10.4%, to $353.4 million at June 30, 2005 from $320.2 million at December 31, 2004.

Management has determined that the allowance for loan losses is adequate at June 30, 2005. There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

Noninterest Income

Noninterest income decreased 24.9% to $1.1 million for the three months ended June 30, 2005 compared to $1.5 million for the same period in 2004. For the six months ended June 30, 2005, noninterest income decreased 14.8% to $2.0 million from $2.4 million for the same period in 2004. These decreases were primarily the result of a sale of property in 2004 that generated a gain of $454 thousand. Service charges decreased 4.1% to $661 thousand for the three months ended June 30, 2005 compared to $689 thousand for the same period in 2004. Service charges decreased 5.7% to $1.2 million for the six months ended June 30, 2005 compared to $1.3 million for the same period in 2004. These decreases are primarily attributable to a decline in overdraft fee income from deposit accounts, as a result of less overdraft activity during the first six months of 2005. Even though the Company expects these service charges to remain a significant component of noninterest income in future periods, it is possible that the decreases will continue throughout the year when comparing periods in 2005 with 2004. Because customer behavior cannot be predicted, the Company is uncertain whether the decrease in overdraft fee income will continue as a declining trend in future periods. Fees for other customer services increased 41.0% to $361 thousand for the three months ended June 30, 2005 compared to $256 thousand for the same period in 2004. For the six months ended June 30, 2005, fees for other customer services increased 28.0% to $630 thousand compared to $492 thousand for the same period in 2004. Deposit transaction fees, brokerage fees and trust fees contributed to this increase. The Company is uncertain whether this increasing trend will continue in future periods, as income is driven by customer behavior and the Company’s ability to increase the number of customer accounts.

Noninterest Expense

For the three months ended June 30, 2005, noninterest expense increased 1.8% to $2.9 million compared to $2.8 million for the same period in 2004. For the six months ended June 30, 2005, noninterest expense increased 7.2% to $5.7 million compared to $5.4 million for the same period in 2004. Salaries and employee benefits increased over the comparable periods of 2004, as a result of merit increases and hiring additional staff to support business growth, including the addition of the Bank’s Trust and Asset Management Department during the first quarter of 2005. This increase was offset by a decrease in legal and professional fees from the settlement of a legal action during the first quarter of 2005. See Item 3 of the Annual Report on Form 10-K for the year ended December 31, 2004 for further information on this legal action.

Income Taxes

The Company has adopted FASB Statement No. 109, “Accounting for Income Taxes”. The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and six month periods ended June 30, 2005 and 2004. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. The effective income tax rate for the three months ended June 30, 2005 and 2004 was 32.5% and 31.9%, respectively. For the six months ended June 30, 2005 and 2004, the effective income tax rate was 32.0% and 31.5%, respectively. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

FINANCIAL CONDITION

General

The loan portfolio continued to drive balance sheet growth in the first half of 2005. Loans, net of the allowance for loan losses, increased $33.2 million or 10.4% to $353.4 million at June 30, 2005 from $320.2 million at December 31, 2004. The growth in loans was reflected in the 9.7% increase in assets during the first half of 2005. The growth was primarily funded by deposit growth of $33.7 million. The Company anticipates continued growth in the loan portfolio and total assets in future periods, as a result of projected economic growth in the market area.

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

Asset Quality

The allowance for loan losses totaled $3.2 million and $2.9 million at June 30, 2005 and December 31, 2004, respectively, representing 0.90% and 0.89% of total loans, respectively. Nonperforming assets totaled $318 thousand and $653 thousand at June 30, 2005 and December 31, 2004, respectively, representing 9.9% and 22.7% of the allowance for loan losses, respectively.

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

Total losses charged against the allowance in the first half of 2005 was $177 thousand compared to $262 thousand in the first half of 2004. Recoveries of the principal on loans previously charged against the allowance totaled $110 thousand in the first half of 2005 and $34 thousand in the first half of 2004.

Management classifies as nonperforming assets both loans on which payment has been delinquent 90 days or more and for which there is a risk of loss to either principal or interest, and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had no foreclosed real estate at June 30, 2005. Foreclosed real estate totaled $270 thousand at December 31, 2004.

Impaired loans having recorded investments of $224 thousand and $260 thousand at June 30, 2005 and December 31, 2004, respectively, have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $45 thousand and $28 thousand at June 30, 2005 and December 31, 2004, respectively. The average recorded investment in impaired loans during the six months ended June 30, 2005 and the year ended December 31, 2004 was $251 thousand and $412 thousand, respectively.

Securities

Securities at June 30, 2005 were $66.3 million, an increase of $2.9 million or 4.6% from $63.4 million at December 31, 2004. The Company expects to maintain its ratio of securities to total assets in future periods. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of June 30, 2005, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits at June 30, 2005 were $354.6 million, an increase of $33.7 million or 10.5% from $320.9 million at December 31, 2004. The deposit mix remained consistent with prior periods as noninterest-bearing demand deposits, savings and interest-bearing demand deposits and time deposits comprised 22.6%, 40.3% and 37.1%, respectively, of total deposits at June 30, 2005, compared to 21.5%, 42.3% and 36.2%, at December 31, 2004. The Company does not expect significant changes in the deposit mix or growth trends throughout the remainder of the year, recognizing continued competition for deposits in the market area.

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

At June 30, 2005, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities, and loans maturing within one year were $86.8 million. At June 30, 2005, approximately 21.1% or $75.3 million of the loan portfolio would mature within a one-year period. At June 30, 2005, non-deposit sources of funds totaled $47.3 million, which included Federal Home Loan Bank (FHLB) borrowing availability totaling $30.1 million. During the first half of 2005, other borrowing activity included repayment of a Fixed Rate Credit (FRC) advance in the amount of $10.0 million and three new FHLB advances. The three new FHLB advances included a FRC advance in the amount of $5.0 million with a six-month maturity, a FRC advance in the amount of $5.0 million with a two-year maturity and a FRC advance in the amount of $10.0 million with a two-month maturity. The Bank also borrowed and repaid Daily Rate Credit (DRC) advances totaling $40.0 million during the first half of 2005 as an alternative to purchasing federal funds.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 10.71% at June 30, 2005 and a ratio of Tier 1 capital to risk-weighted assets of 9.82%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

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

Commitments to extend credit, which amounted to $49.8 million at June 30, 2005, and $49.2 million at December 31, 2004, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Commercial and standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 2005 and December 31, 2004, the Company had $5.2 million and $5.3 million, respectively, in outstanding standby letters of credit.

At June 30, 2005 and December 31, 2004, the Company had rate-lock commitments to originate mortgage loans amounting to $3.3 million and $1.1 million, respectively. The Company had loans held for sale of $459 thousand at June 30, 2005 and $190 thousand at December 31, 2004. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $3.8 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, the FASB issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the Securities and Exchange Commission (the “SEC”) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company’s results of operations at the present time.

In November 2004, the Emerging Issues Task Force (“EITF” or the “Task Force”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within GAAP when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the FASB directed its staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

The flat interest rate scenario is utilized by the Company for rate shock scenarios when preparing the earnings simulation analysis From this base, immediate rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on projected net income for the twelve months ended June 30, 2006 (fully tax equivalent basis) for the Company using different rate scenarios:

Change in Yield Curve	(in thousands) Change in Net Income
+200 basis points	$499
+100 basis points	265
Flat	—
- 100 basis points	(78)
- 200 basis points	(532)

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The following chart reflects the change in net market value over different rate environments at June 30, 2005:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$(6,126)
+100 basis points	(2,883)
Flat	—
- 100 basis points	3,936
- 200 basis points	7,897

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Part II – Other Information

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company purchased shares of its common stock during the second quarter of 2005, as follows:

Period	(a) Total Number of Shares ( or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2005	—		-—	—	—
May 1 – 31, 2005	—		—	—	—
June 1 – 30, 2005	1,264	(1)	$21.70	—	—
Total	1,264	(1)	$21.70	—	—

(1)	The 1,264 shares of common stock that the Company purchased during the second quarter of 2005 were repurchases from former employees who withdrew from the Company’s employee stock ownership plan and requested that the Company repurchase their shares pursuant to the terms of the plan. The repurchases were not part of any publicly announced plan or program.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Bank held its annual shareholders’ meeting on April 5, 2005.

The following matter was voted on during the annual shareholders’ meeting:

The election of the 12 directors to serve for a term of one year:

	For	Withheld
Douglas C. Arthur	1,209,020	6,955
Noel M. Borden	1,205,399	10,575
Byron A. Brill	1,209,860	6,115
Elizabeth H. Cottrell	1,214,905	1,070
James A. Davis	1,201,732	14,242
Christopher E. French	1,209,860	6,115
Charles E. Maddox Jr.	1,204,155	11,819
John K. Marlow	1,214,880	1,094
W. Allen Nicholls	1,212,727	3,248
Henry L. Shirkey	1,212,642	3,333
Harry S. Smith	1,194,690	21,284
James R. Wilkins, III	1,214,878	1,097

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

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Harry S. Smith	August 12, 2005
Harry S. Smith	Date
President and Chief Executive Officer

/s/ M. Shane Bell	August 12, 2005
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document
31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350