Form 10-Q
period 2005-09-30
FIRST NATIONAL CORP /VA/
filed 2005-11-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 11, 2005, 2,922,860 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

Part I – Financial Information

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$12,322	$7,655
Federal funds sold	2,321	—
Interest-bearing deposits in banks	685	116
Securities available for sale, at fair value	62,584	63,366
Loans held for sale	—	190
Loans, net of allowance for loan losses, 2005, $3,374, 2004, $2,877	361,758	320,197
Premises and equipment, net	13,168	12,175
Interest receivable	1,515	1,334
Other assets	3,856	3,792

Total assets	$458,209	$408,825

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$85,053	$68,882
Savings and interest-bearing demand deposits	147,625	135,881
Time deposits	139,673	116,182

Total deposits	$372,351	$320,945
Federal funds purchased	—	6,313
Other borrowings	47,227	45,240
Company obligated mandatorily redeemable capital securities	8,248	8,248
Accrued expenses and other liabilities	1,677	1,979
Commitments and contingencies	—	—

Total liabilities	$429,503	$382,725

Shareholders’ Equity
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2005, 2,922,860 shares; 2004, 2,924,124 shares	$3,653	$3,655
Surplus	1,465	1,465
Retained earnings	23,654	20,687
Accumulated other comprehensive income (loss), net	(66)	293

Total shareholders’ equity	$28,706	$26,100

Total liabilities and shareholders’ equity	$458,209	$408,825

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended September 30, 2005 and 2004

(in thousands, except per share data)

	(unaudited) September 30, 2005	(unaudited) September 30, 2004
Interest and Dividend Income
Interest and fees on loans	$6,158	$4,623
Interest on federal funds sold	5	6
Interest on deposits in banks	20	10
Interest and dividends on securities available for sale:
Taxable interest	523	486
Tax-exempt interest	100	97
Dividends	30	31

Total interest and dividend income	$6,836	$5,253

Interest Expense
Interest on deposits	$1,891	$1,224
Interest on federal funds purchased	28	8
Interest on company obligated mandatorily redeemable capital securities	129	88
Interest on other borrowings	504	512

Total interest expense	$2,552	$1,832

Net interest income	$4,284	$3,421
Provision for loan losses	169	220

Net interest income after provision for loan losses	$4,115	$3,201

Noninterest Income
Service charges	$676	$688
Fees for other customer services	405	279
Gains on sale of premises and equipment	1	—
Gains on sale of loans	112	37
Other operating income	73	28

Total noninterest income	$1,267	$1,032

Noninterest Expense
Salaries and employee benefits	$1,602	$1,337
Occupancy	178	186
Equipment	258	223
Advertising	83	93
Stationery and supplies	114	99
Telecommunications	48	58
Legal and professional fees	56	73
Other operating expense	655	664

Total noninterest expense	$2,994	$2,733

Income before income taxes	$2,388	$1,500
Provision for income taxes	777	494

Net income	$1,611	$1,006

Earnings per common share, basic and diluted	$0.55	$0.35

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Nine months ended September 30, 2005 and 2004

(in thousands, except per share data)

	(unaudited) September 30, 2005	(unaudited) September 30, 2004
Interest and Dividend Income
Interest and fees on loans	$16,870	$12,950
Interest on federal funds sold	14	10
Interest on deposits in banks	55	20
Interest and dividends on securities available for sale:
Taxable interest	1,545	1,630
Tax-exempt interest	308	293
Dividends	104	65

Total interest and dividend income	$18,896	$14,968

Interest Expense
Interest on deposits	$4,972	$3,617
Interest on federal funds purchased	94	33
Interest on company obligated mandatorily redeemable capital securities	356	162
Interest on other borrowings	1,608	1,436

Total interest expense	$7,030	$5,248

Net interest income	$11,866	$9,720
Provision for loan losses	580	668

Net interest income after provision for loan losses	$11,286	$9,052

Noninterest Income
Service charges	$1,922	$2,010
Fees for other customer services	1,035	771
Gains (losses) on sale of premises and equipment	(10)	435
Gains on sale of loans	223	134
Gains on sale of securities, available for sale	18	—
Other operating income	99	52

Total noninterest income	$3,287	$3,402

Noninterest Expense
Salaries and employee benefits	$4,713	$3,872
Occupancy	535	543
Equipment	705	651
Advertising	228	293
Stationery and supplies	304	281
Telecommunications	146	191
Legal and professional fees	129	327
Other operating expense	1,972	1,926

Total noninterest expense	$8,732	$8,084

Income before income taxes	$5,841	$4,370
Provision for income taxes	1,883	1,398

Net income	$3,958	$2,972

Earnings per common share, basic and diluted	$1.35	$1.02

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Nine months ended September 30, 2005 and 2004

(in thousands)

	(unaudited) September 30, 2005	(unaudited) September 30, 2004
Cash Flows from Operating Activities
Net income	$3,958	$2,972
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Depreciation and amortization	580	519
Origination of loans held for sale	(14,634)	(12,437)
Proceeds from sale of loans available for sale	15,047	12,689
Provision for loan losses	580	668
Gains on sale of securities available for sale	(18)	—
(Gains) losses on sale of bank premises and equipment	10	(435)
Gains on sale of loans	(223)	(134)
Gain on sale of foreclosed real estate	(19)	—
Accretion of security discounts	(15)	(20)
Amortization of security premiums	188	288
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(181)	164
Increase in other assets	(334)	(32)
Decrease in accrued expenses and other liabilities	(117)	(297)

Net cash provided by operating activities	$4,822	$3,945

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$4,758	$—
Proceeds from maturities, calls, and principal payments of securities available for sale	8,807	13,839
Purchase of securities available for sale	(13,482)	(1,561)
Increase in federal funds sold	(2,321)	(7,461)
Purchase of premises and equipment	(1,585)	(854)
Proceeds from sale of premises and equipment	2	527
Net increase in loans	(42,141)	(58,610)
Proceeds from sale of foreclosed real estate	289	—

Net cash used in investing activities	$(45,673)	$(54,120)

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$27,915	$30,164
Net increase in time deposits	23,491	4,633
Proceeds from other borrowings	58,000	24,000
Principal payments on other borrowings	(56,013)	(15,310)
Proceeds from issuance of company obligated mandatorily redeemable capital securities	—	5,000
Cash dividends paid	(965)	(877)
Acquisition of common stock	(28)	—
Decrease in federal funds purchased	(6,313)	(507)

Net cash provided by financing activities	$46,087	$47,103

Increase (decrease) in cash and cash equivalents	$5,236	$(3,072)

Cash and Cash Equivalents
Beginning	$7,771	$10,919
Ending	$13,007	$7,847

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Nine months ended September 30, 2005 and 2004

(in thousands)

	(unaudited) September 30, 2005	(unaudited) September 30, 2004
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$6,934	$5,272

Income taxes	$2,005	$916

Supplemental Disclosures of Noncash Investing Activities
Unrealized loss on securities available for sale	$(544)	$(315)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2005 and 2004

(in thousands, except share and per share data)

(unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2003	$3,655	$1,465	$17,680	$703		$23,503
Comprehensive income:
Net income	—	—	2,972	—	$2,972	2,972
Other comprehensive loss, net of tax, unrealized holding losses arising during the period (net of tax, $107)	—	—	—	(208)	(208)	(208)

Total comprehensive income					$2,764

Cash dividends ($0.30 per share)	—	—	(877)	—		(877)

Balance, September 30, 2004	$3,655	$1,465	$19,775	$495		$25,390

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2004	$3,655	$1,465	$20,687	$293		$26,100
Comprehensive income:
Net income	—	—	3,958	—	$3,958	3,958
Other comprehensive loss, net of tax, unrealized holding losses arising during the period (net of tax, $179)	—	—	—	—	(347)	—
Reclassification adjustment (net of tax, $6)	—	—	—	—	(12)	—

Other comprehensive loss (net of tax, $185)	—	—	—	(359)	(359)	(359)

Total comprehensive income					$3,599

Cash dividends ($0.33 per share)	—	—	(965)	—		(965)
Acquisition of 1,264 shares of common stock	(2)	—	(26)	—		(28)

Balance, September 30, 2005	$3,653	$1,465	$23,654	$(66)		$28,706

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2005 and December 31, 2004, and the results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows and changes in shareholders’ equity for the nine months ended September 30, 2005 and 2004.

Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain reclassifications have been made to prior period balances to conform to the current period presentation.

Note 2. Securities

The Company invests in U.S agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks. Amortized costs and fair values of securities available for sale at September 30, 2005 and December 31, 2004 were as follows:

	(in thousands) September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$49,798	$96	$(516)	$49,378
Obligations of states and political subdivisions	9,532	214	(23)	9,723
Corporate equity securities	6	129	—	135
Restricted securities	3,348	—	—	3,348

	$62,684	$439	$(539)	$62,584

	(in thousands) December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$50,049	$432	$(224)	$50,257
Obligations of states and political subdivisions	9,885	195	(46)	10,034
Corporate equity securities	6	87	—	93
Restricted securities	2,982	—	—	2,982

	$62,922	$714	$(270)	$63,366

The Company had no securities classified as held to maturity at September 30, 2005 or December 31, 2004.

Notes to Consolidated Financial Statements

(unaudited)

At September 30, 2005 and December 31, 2004, investments in an unrealized loss position that are temporarily impaired were as follows:

	(in thousands) September 30, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$30,784	$(304)	$8,427	$(212)	$39,211	$(516)
Obligations of states and political subdivisions	252	(1)	1,441	(22)	1,693	(23)

	$31,036	$(305)	$9,868	$(234)	$40,904	$(539)

	(in thousands) December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$12,226	$(61)	$5,816	$(163)	$18,042	$(224)
Obligations of states and political subdivisions	2,463	(29)	532	(17)	2,995	(46)
	$14,689	$(90)	$6,348	$(180)	$21,037	$(270)

The table above provides information about securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. All of the securities with unrealized losses are considered temporarily impaired and are a result of interest rate factors. These securities have not suffered credit deterioration, and the Company has the ability to hold these issues until maturity. At September 30, 2005, there were twenty-six U.S. agency and mortgage-backed securities and six obligations of state and political subdivisions in an unrealized loss position. Ninety-eight percent of the Company’s investment portfolio had AAA credit ratings with a weighted-average repricing term of 3.3 years at September 30, 2005.

Note 3. Loans

Loans at September 30, 2005 and December 31, 2004 are summarized as follows:

	(in thousands)
	September 30, 2005	December 31, 2004
Mortgage loans on real estate:
Construction	$42,289	$42,538
Secured by farm land	2,195	2,298
Secured by 1-4 family residential	98,580	94,960
Other real estate loans	143,871	111,506
Loans to farmers (except those secured by real estate)	1,911	449
Commercial and industrial loans (except those secured by real estate)	40,851	37,059
Consumer loans	30,058	31,075
Deposit overdrafts	280	338
All other loans	5,097	2,851

Total loans	$365,132	$323,074
Allowance for loan losses	3,374	2,877

Loans, net	$361,758	$320,197

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the nine months ended September 30, 2005 and for the year ended December 31, 2004 were as follows:

	(in thousands)
	September 30, 2005	December 31, 2004
Balance at beginning of year	$2,877	$2,547
Provision charged to operating expense	580	810
Loan recoveries	165	89
Loan charge-offs	(248)	(569)

Balance at end of period	$3,374	$2,877

Note 5. Other Borrowings

The Company had unused lines of credit totaling $58.2 million available with non-affiliated banks at September 30, 2005. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta under which the Bank can borrow up to 19% of its total assets.

At September 30, 2005, the Company had borrowings from the Federal Home Loan Bank system totaling $47.0 million which mature through March 17, 2008. The interest rate on these notes payable ranged from 3.15% to 5.52% and the weighted average rate was 4.07%. The Company had collateral pledged on these borrowings at September 30, 2005 including real estate loans totaling $66.7 million and Federal Home Loan Bank stock and securities with a book value of $4.9 million.

At September 30, 2005, the Bank had a $227 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at September 30, 2005 and December 31, 2004 with the minimum regulatory guidelines were as follows:

	(dollars in thousands)
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2005:
Total Capital (to Risk Weighted Assets):
Consolidated	$40,058	10.75%	$29,808	8.00%	N/A	N/A
First Bank	$39,526	10.62%	$29,765	8.00%	$37,206	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$36,684	9.84%	$14,904	4.00%	N/A	N/A
First Bank	$36,152	9.72%	$14,882	4.00%	$22,323	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$36,684	8.12%	$18,079	4.00%	N/A	N/A
First Bank	$36,152	8.01%	$18,058	4.00%	$22,572	5.00%

Notes to Consolidated Financial Statements

(unaudited)

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

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On March 11, 2003, First National (VA) Statutory Trust I (Trust I), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2005 was 7.11%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of Trust I is $3.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2005 was 6.49%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. As of September 30, 2005, the total amount of trust preferred securities issued by the Trust can be included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the nine months ended September 30, 2005 and 2004 were as follows:

	Pension Benefits
	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Service cost	$48,776	$37,514	$146,328	$112,542
Interest cost	55,237	48,831	165,711	146,493
Expected return on plan assets	(49,095)	(33,212)	(147,285)	(99,636)
Amortization of net obligation at transition	(1,407)	(1,407)	(4,221)	(4,221)
Amortization of prior service cost	818	818	2,454	2,454
Amortization of net loss	12,630	9,415	37,890	28,245

Net periodic benefit cost	$66,959	$61,959	$200,877	$185,877

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2004, that it expected to contribute $267,835 to its pension plan for the 2005 plan year. The Company did not make a contribution to the pension plan for the 2005 plan year during the nine months ended September 30, 2005. The Company is planning to make the contribution for the 2005 plan year during the fourth quarter of 2005.

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

Note 9. Stock Split

On March 16, 2005, the Board of Directors of the Company declared a two-for-one stock split of the Company’s common stock, including authorized and unissued shares. The stock split was payable on April 29, 2005 to shareholders of record March 30, 2005. As a result of the stock split, the Company had 8,000,000 shares of common stock authorized, at a par value of $1.25 per share, and 2,924,124 shares outstanding at April 29, 2005. Subsequent to the stock split, the Company purchased and retired 1,264 shares of its common stock, resulting in 2,922,860 shares outstanding at September 30, 2005. Prior period financial information in this report has been restated to reflect the stock split, as appropriate.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company for the three and nine months ended September 30, 2005 should be read in conjunction with the consolidated financial statements and related notes. The results of operations for the three and nine month periods ended September 30, 2005 may not be indicative of the results to be achieved for the year.

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

The Company’s banking subsidiary, First Bank, is a full service community bank that offers traditional bank services including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services, deposit services, personal trust services and wealth management services. The Bank offers internet banking access for banking services, and online bill payment for both consumers and commercial customers. Lending is focused on individuals and small to medium-sized businesses in the northern Shenandoah Valley region of Virginia.

Net income for the three months ended September 30, 2005 was $1.6 million, an increase of $605 thousand or 60.1% compared to $1.0 million for the same period in 2004. Net income per share, basic and diluted, increased $0.20 to $0.55 for the three months ended September 30, 2005 from $0.35 for the same period in 2004. The increase in earnings resulted from a 25.2% increase in the Company’s net interest income, a 23.2% decrease in the provision for loan losses and a 22.8% increase in noninterest income when comparing the same periods. The return on average assets was 1.41% for the third quarter of 2005, compared to 1.05% for the same period in 2004, while the return on average equity increased 657 basis points to 22.71% for the third quarter of 2005, compared to 16.14% for the same period in 2004.

For the nine months ended September 30, 2005, net income was $4.0 million, an increase of $986 thousand or 33.2% compared to $3.0 million for the same period in 2004. The increase in earnings resulted from a 22.1% increase in net interest income and a 13.2% decrease in the provision for loan losses, offset by a 3.4% decrease in noninterest income and an 8.0% increase in noninterest expense when comparing the same periods. The decrease in noninterest income was the result of net gains on sale of premises and equipment of $435 thousand in 2004 that included a $454 thousand gain on sale of property. Excluding the net gain on sale of premises and equipment, noninterest income increased 10.8%. Net income per share, basic and diluted, increased $0.33 to $1.35 for the nine months ended September 30, 2005 from $1.02 for the same period in 2004. The return on average assets was 1.22% for the first nine months of 2005 compared to 1.08% during the same period in 2004. The return on average equity increased 314 basis points to 19.44% for the nine months ended September 30, 2005 compared to 16.30% for the same period in 2004.

Net interest income increased for both the three and nine month periods due to improvements in the net interest margin as a result of increasing interest rates and growth in average interest-earning assets of 18.6% for the three month period and 18.7% for the nine month period, funded primarily by deposit growth. For both periods the provision for loan losses decreased as a result of less charge-offs and strong asset quality.

During the first nine months of 2005, total assets increased 12.1%, or $49.4 million, to $458.2 million at September 30, 2005 from $408.8 million at December 31, 2004. Asset growth occurred primarily in the loan portfolio where loans, net of the allowance for loan losses, increased 13.0% or $41.6 million to $361.8 million at September 30, 2005 from $320.2 million at December 31, 2004. The securities portfolio decreased slightly to $62.6 million at September 30, 2005 from $63.4 million at December 31, 2004. Asset growth was funded by deposits that increased 16.0% or $51.4 million to $372.4 million at September 30, 2005 from $320.9 at December 31, 2004.

The Company does not anticipate net income to increase in future periods at the same growth rate as recent periods. Factors that will impact net income include net interest income, which is not expected to grow at recent growth rates in future periods. Increases in net interest income will be determined by the ability to increase the balances of interest-earning assets, maintain the asset mix, attract funding from the local deposit market, and maintain the net interest margin. Competition for loans and deposits in the market, which has increased significantly recently, and changes in market rates will continue to create challenges in maintaining the net interest margin and growing the balance sheet. It will be more difficult to grow the loan portfolio if the rate of economic expansion slows in the local market.

The provision for loan losses is another factor that will impact net income. The provision is determined by asset quality, net charge-offs, loan growth and economic conditions. Economic conditions, which may not be as favorable in the near future, have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. Noninterest income and noninterest expenses are the other factors impacting net income. The Company does not anticipate significant fluctuations in noninterest income in future periods. This is based on the expectation of slowing economic expansion in the market that could decrease the growth rate of fees earned for other customer services. Fees are generated from deposit transaction fees, brokerage fees and trust fees. Factors affecting fee income include customer behavior and the Company’s ability to grow its customer base. Noninterest expenses are anticipated to increase in future periods as the Company plans to expand its retail branch footprint in the current market area.

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	changes in general economic and business conditions in the market area;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	the ability to successfully manage growth or implement growth strategies if the Company is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	changing trends in customer profiles and behavior;

•	maintaining cost controls and asset qualities as we open or acquire new branches;

•	problems with technology utilized by us;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	the successful management of interest rate risk;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	changes in banking and other laws and regulations applicable to us; and

•	demand, development and acceptance of new products and services.

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

The specific allowance is typically used to individually allocate an allowance for larger balance, commercial, non-homogeneous loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, analysis of the borrower’s overall financial condition, resources and payment record; the prospects for support from financial guarantors; and the fair market value of collateral, net of selling costs are used to estimate the probability and severity of inherent losses. Additionally, historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and actual losses could differ from the estimates.

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

LENDING POLICIES

General

The principal risk associated with each of the categories of loans in the Bank’s portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased, depending on prevailing economic conditions. The risk associated with real estate mortgage , commercial and consumer loans varies, based on economic conditions, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies, based on the supply and demand for the type of real estate under construction.

In an effort to manage the risk, the Bank’s loan policy authorizes loan amount approval limits for individual loan officers based on their position within the Bank and level of experience. The Bank’s Board of Directors approves all loan relationships greater than $1.3 million. The President & CEO and the Executive Vice President - Loan Administration can combine their lending limits to approve loan relationships up to $1.3 million. All loans greater than $750 thousand are reported to the Board. The Loan Committee consists of six non-management directors. The Committee approves the Bank’s Loan Policy and reviews loans that have been charged-off. It also reviews the allowance for loan loss adequacy calculation as well as the loan watch list and other management reports. The Committee meets on a monthly basis and the Chairman of the Committee then reports to the Board of Directors.

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

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at September 30, 2005 and December 31, 2004, were $42.3 million, or 11.6% of gross loans, and $42.5 million, or 13.2% of gross loans, respectively. The majority of these loans have an average life of approximately one year and reprice monthly as key rates change. The interest rate charged on some of these loans float with the market, assisting the Bank in managing interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower’s principal owners.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At September 30, 2005, commercial loans not secured by real estate totaled $40.9 million, or 11.2% of gross loans, as compared to $37.1 million, or 11.5%, at December 31, 2004.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At September 30, 2005, commercial real estate loans totaled $146.1 million or 40.0% of the Bank’s gross loans, as compared to $113.8 million, or 35.2%, at December 31, 2004. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less in many cases. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation, and the Bank typically requires personal guarantees or endorsements of the borrowers’ principal owners. The Bank also carefully evaluates the location of the collateral.

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

Typically, the Bank originates all fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains non-conforming loans. At September 30, 2005, $98.6 million, or 27.0%, of the Bank’s loan portfolio consisted of one-to-four-family residential real estate loans as compared to $95.0 million, or 29.4%, at December 31, 2004.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and, if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Bank requires escrows for real estate taxes and insurance for secondary market loans.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, and credit card loans. At September 30, 2005, the Bank had consumer loans, including deposit overdraft balances, of $30.3 million, or 8.3% of gross loans, as compared to $31.4 million, or 9.7%, at December 31, 2004. Such loans are generally made to customers with whom the Bank has a pre-existing relationship.

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

RESULTS OF OPERATIONS

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on earning assets, predominately loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings and trust preferred securities. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax equivalent net interest income by average earning assets. The provision for loan losses, noninterest income and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts; fees charged for other customer services; gains and losses from the sale of assets, including loans held for sale, securities, and premises and equipment; general and administrative expenses; and income tax expense.

Comparing the quarter ended September 30, 2005 to the same period in 2004, net income increased 60.1% to $1.6 million from $1.0 million. This increase was a result of an increase in net interest income of 25.2%, a decrease in the provision for loan losses of 23.2% and an increase in noninterest income of 22.8% for the same periods. These increases were offset by an increase in noninterest expenses of 9.5%.

For the nine months ended September 30, 2005, net income increased 33.2% to $4.0 million from $3.0 million for the same period in 2004. This increase was attributable to a 22.1% increase in net interest income and a 13.2% decrease in the provision for loan losses comparing these periods. These increases were offset by a decrease in noninterest income of 3.4% and an increase in noninterest expenses of 8.0%. Noninterest income decreased as a result of non-recurring net gains on sale of premises and equipment totaling $435 thousand in 2004. Excluding the net gains on sale of premises and equipment, noninterest income increased 10.8%.

The Company does not anticipate that net income will continue to increase at the recent growth rates in future periods. This is based primarily on expectations of slower balance sheet growth resulting from slowing economic expansion in the local market. Other factors include increasing pressure on the interest margin from market rates and competitors, and expansion plans of the Company’s retail banking network that is anticipated to increase noninterest expenses.

Net Interest Income

Net interest income was $4.3 million for the third quarter of 2005, which was an increase of $863 thousand or 25.2% over the $3.4 million reported for the same period in 2004. Continued growth in average earning assets, predominantly in the loan portfolio, as well as improvement in the net interest margin resulted in the increase in net interest income. The net interest margin for the third quarter of 2005 was 4.04%, an increase of 19 basis points when compared to 3.85% for the third quarter of 2004. Increasing interest rates combined with an asset sensitive balance sheet had a positive impact on the net interest margin when comparing the periods.

For the nine months ended September 30, 2005, net interest income increased 22.1%, or $2.1 million, to $11.9 million as compared to $9.7 million for the same period in 2004. This increase was also attributable to continuing growth in average earning assets, predominantly in the loan portfolio, and an improvement in the net interest margin, which increased 11 basis points to 3.94% for the nine months ended September 30, 2005 compared to 3.83% for the same period in 2004. Increasing interest rates during the last nine months combined with an asset sensitive balance sheet had a positive impact on the net interest margin when comparing the periods.

The Company does not anticipate significant changes in net interest income resulting from key interest rate changes during the next 12 months based on the interest rate sensitivity analysis included in Item 3 (Quantitative and Qualitative Disclosures about Market Risk) below. However, the Company does not expect net interest income to increase at recent growth rates in future periods. This is based primarily on expectations that the market area will experience slower economic expansion, which directly impacts the Company’s ability to grow the loan portfolio. Other factors that may slow the growth of net interest income include net interest margin pressures caused by market rates and competition for loans and deposits in the local market.

The following tables provide information on average earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2005 and 2004 as well as amounts and rates of tax equivalent interest earned and interest paid.

Average Balances, Income and Expense, Yields and Rates

	(dollars in thousands) Three months ended September 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Yield/ Rate (3)	Average Balance	Interest Income/ Expense	Yield/ Rate (3)
ASSETS
Balances at correspondent banks - interest bearing	$690	$20	11.33%	$1,385	$9	2.65%
Securities:
Taxable	54,246	553	4.04%	49,837	517	4.13%
Tax-exempt (1)	9,545	151	6.30%	8,951	147	6.53%

Total securities	63,791	704	4.38%	58,788	664	4.50%
Loans: (2)
Taxable	359,057	6,114	6.76%	295,477	4,588	6.18%
Tax-exempt (1)	3,436	67	7.73%	3,341	53	6.26%

Total loans	362,493	6,181	6.76%	298,818	4,641	6.18%
Federal funds sold	662	5	2.89%	1,722	7	1.50%

Total earning assets	427,636	6,910	6.41%	360,713	5,321	5.87%
Less: allowance for loan losses	(3,307)			(2,844)
Total non-earning assets	27,656			24,545

Total assets	$451,985			$382,414

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Checking	$64,158	$318	1.97%	$67,833	$227	1.33%
Money market savings	13,277	47	1.39%	11,451	24	0.82%
Regular savings	70,116	399	2.26%	46,816	102	0.86%
Certificates of deposit:
Less than $100,000	76,983	627	3.23%	70,610	553	3.12%
Greater than $100,000	55,558	500	3.57%	39,821	318	3.18%

Total interest bearing deposits	280,092	1,891	2.68%	236,531	1,224	2.06%
Federal funds purchased	2,474	28	4.47%	1,914	8	1.65%
Company obligated mandatorily redeemable capital securities	8,248	129	6.19%	8,248	89	4.28%
Other borrowings	49,979	504	4.01%	42,595	512	4.78%

Total interest bearing liabilities	340,793	2,552	2.97%	289,288	1,833	2.52%
Noninterest bearing liabilities
Demand deposits	81,122			66,784
Other liabilities	1,928			1,543

Total liabilities	423,843			357,615
Shareholders’ equity	28,142			24,799

Total liabilities and shareholders’ equity	$451,985			$382,414

Net interest income		$4,358			$3,488

Interest rate spread			3.44%			3.35%
Interest expense as a percent of average earning assets			2.37%			2.02%
Net interest margin			4.04%			3.85%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $74 thousand and $67 thousand for 2005 and 2004, respectively.
(2)	Loans placed on nonaccrual status are reflected in the balances.
(3)	Annualized

Average Balances, Income and Expense, Yields and Rates

	(dollars in thousands) Nine months ended September 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Yield/ Rate (3)	Average Balance	Interest Income/ Expense	Yield/ Rate (3)
ASSETS
Balances at correspondent banks - interest bearing	$777	$55	9.52%	$1,222	$20	2.14%

Securities:
Taxable	53,918	1,649	4.09%	55,632	1,695	4.07%
Tax-exempt (1)	9,673	466	6.44%	9,060	443	6.54%

Total securities	63,591	2,115	4.45%	64,692	2,138	4.42%
Loans: (2)
Taxable	342,129	16,750	6.55%	275,497	12,847	6.23%
Tax-exempt (1)	3,552	181	6.83%	3,309	155	6.25%

Total loans	345,681	16,931	6.55%	278,806	13,002	6.23%
Federal funds sold	559	14	3.32%	1,164	11	1.20%

Total earning assets	410,608	19,115	6.22%	345,884	15,171	5.86%
Less: allowance for loan losses	(3,139)			(2,698)
Total non-earning assets	26,705			24,034

Total assets	$434,174			$367,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Checking	$63,119	$844	1.79%	$64,813	$606	1.25%
Money market savings	13,210	124	1.25%	10,847	55	0.67%
Regular savings	65,019	944	1.94%	44,796	250	0.75%
Certificates of deposit:
Less than $100,000	75,343	1,781	3.16%	71,604	1,749	3.26%
Greater than $100,000	50,108	1,279	3.41%	38,805	957	3.30%

Total interest bearing deposits	266,799	4,972	2.49%	230,865	3,617	2.09%
Federal funds purchased	3,525	94	3.56%	2,771	33	1.59%
Company obligated mandatorily redeemable capital securities	8,248	356	5.77%	5,087	162	4.27%
Other borrowings	50,450	1,608	4.26%	39,803	1,436	4.82%

Total interest bearing liabilities	329,022	7,030	2.86%	278,526	5,248	2.52%
Noninterest bearing liabilities
Demand deposits	75,980			62,571
Other liabilities	1,951			1,762

Total liabilities	406,953			342,859
Shareholders’ equity	27,221			24,361

Total liabilities and shareholders’ equity	$434,174			$367,220

Net interest income		$12,085			$9,923

Interest rate spread			3.36%			3.34%
Interest expense as a percent of average earning assets			2.29%			2.03%
Net interest margin			3.94%			3.83%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $220 thousand and $203 thousand for 2005 and 2004, respectively.
(2)	Loans placed on nonaccrual status are reflected in the balances.
(3)	Annualized

Noninterest Income

Noninterest income increased 22.8% to $1.3 million for the three months ended September 30, 2005 compared to $1.0 million for the same period in 2004. This increase was primarily due to increases in fee income from other customer services, which increased 45.2% to $405 thousand for the three months ended September 30, 2005 compared to $279 thousand for the same period in 2004. Deposit transaction fees and trust fees contributed to this increase. Gains on sale of loans also contributed to the increase in noninterest income with a $75 thousand, or 202.7%, increase to $112 thousand for the three months ended September 30, 2005 compared to $37 thousand for the same period in 2004.

For the nine months ended September 30, 2005, noninterest income decreased 3.4% to $3.3 million from $3.4 million for the same period in 2004. This decrease was a result of net gains on sale of premises and equipment totaling $435 thousand in 2004. Excluding the net gains on sale of premises and equipment, noninterest income increased 10.8%. For the nine months ended September 30, 2005, fees for other customer services increased 34.2% to $1.0 million compared to $771 thousand for the same period in 2004. Deposit transaction fees and trust fees contributed to this increase. For the nine months ended September 30, 2005, gains on sale of loans increased $89 thousand, or 66.4%, to $223 thousand compared to $134 thousand for the same period in 2004.

The Company is uncertain whether this increasing trend will continue in future periods, as fee income for other customer services is driven by customer behavior and the Company’s ability to grow its customer base. In addition, gains on sale of loans are not expected to significantly increase in future periods. These gains are driven by activity in the local residential real estate market, which is expected to slow due to economic conditions and increases in interest rates.

Noninterest Expense

For the three months ended September 30, 2005, noninterest expense increased 9.5% to $3.0 million compared to $2.7 million for the same period in 2004. For the nine months ended September 30, 2005, noninterest expense increased 8.0% to $8.7 million compared to $8.1 million for the same period in 2004. Salaries and employee benefits increased over the comparable periods of 2004, as a result of salary increases and hiring additional employees for the new Trust and Asset Management Department of the Bank during the first quarter of 2005. All other noninterest expense categories remained near prior year levels, for both three and nine month periods, except for legal fees, which decreased as a result of legal proceedings that occurred in the prior year. Noninterest expenses are anticipated to increase in future periods as the Company plans to expand its retail branch network within its existing market area.

Income Taxes

The Company has adopted FASB Statement No. 109, “Accounting for Income Taxes”. The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and nine month periods ended September 30, 2005 and 2004. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. The effective income tax rate for the three months ended September 30, 2005 and 2004 was 32.5% and 32.9%, respectively. For the nine months ended September 30, 2005 and 2004, the effective income tax rate was 32.2% and 32.0%, respectively. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

FINANCIAL CONDITION

General

The loan portfolio continued to drive balance sheet growth in the first nine months of 2005. Loans, net of the allowance for loan losses, increased $41.6 million or 13.0% to $361.8 million at September 30, 2005 from $320.2 million at December 31, 2004. The growth in loans was reflected in the 12.1% increase in assets during the first nine months of 2005. The growth was primarily funded by deposit growth of $51.4 million. Although the Company believes that its current market area will provide the ability to continue balance sheet and earnings growth, it anticipates slower economic expansion in future periods compared to recent growth trends. As a result, loan and deposit growth is not anticipated to continue growing at recent growth rates.

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

Asset Quality

Asset quality remained high during the third quarter of 2005 with nonperforming assets decreasing to $304 thousand at September 30, 2005 from $653 thousand at December 31, 2004, representing 9.0% and 22.7% of the allowance for loan losses at September 30, 2005 and December 31, 2004, respectively. Net charge-offs were $15 thousand for the third quarter of 2005 compared to $107 thousand for the third quarter of 2004. In addition, nonaccrual loans remained at relatively low levels during the quarter. These improvements resulted in a lower loan loss provision of $169 thousand for the third quarter of 2005 compared to $220 thousand for the same period in 2004.

The amount allocated to the provision for loan losses represents management’s analysis of the existing loan portfolio and the related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses of $3.4 million at September 30, 2005 increased 17.3% from $2.9 million at December 31, 2004. The increases in the total allowance for loan losses were reflective of charge-off activity and growth in the loan portfolio. Loans, net of the allowance for loan losses increased $41.6 million, or 13.0%, to $361.8 million at September 30, 2005 from $320.2 million at December 31, 2004.

Management classifies as nonperforming assets both loans on which payment has been delinquent 90 days or more and for which there is a risk of loss to either principal or interest, and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had no foreclosed real estate at September 30, 2005. Foreclosed real estate totaled $270 thousand at December 31, 2004.

Impaired loans of $224 thousand and $260 thousand at September 30, 2005 and December 31, 2004, respectively, have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $45 thousand and $28 thousand at September 30, 2005 and December 31, 2004, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2005 and the year ended December 31, 2004 was $242 thousand and $412 thousand, respectively.

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover any losses inherent within the total loan portfolio. For each period presented, the provision for loan losses charged to expense was based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management considers economic conditions, historical loss factors, past due percentages, internally generated loan quality reports and other relevant factors when evaluating the loan portfolio. There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers. For further discussion regarding the allowance for loan losses, see “Critical Accounting Policies” above.

Securities

Securities at September 30, 2005 were $62.6 million, a slight decrease from $63.4 million at December 31, 2004. The Company does not expect significant fluctuations in the securities portfolio in future periods. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of September 30, 2005, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits at September 30, 2005 were $372.4 million, an increase of $51.4 million or 16.0% from $320.9 million at December 31, 2004, providing the funding for asset growth that occurred during the nine month period ended September 30, 2005. The deposit mix remained consistent with prior periods as noninterest-bearing demand deposits, savings and interest-bearing demand deposits and time deposits comprised 22.9%, 39.6% and 37.5%, respectively, of total deposits at September 30, 2005, compared to 21.5%, 42.3% and 36.2%, at December 31, 2004. The Company does not expect significant changes in its deposit mix in future periods. Although the Company anticipates funding future asset growth with deposits, it recognizes that changes in economic conditions and increasing competition will make it challenging to grow deposits at recent growth rates.

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

At September 30, 2005, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities, and loans maturing within one year were $94.5 million. At September 30, 2005, approximately 21.4% or $78.0 million of the loan portfolio would mature within a one-year period. At September 30, 2005, non-deposit sources of funds totaled $58.2 million, which included Federal Home Loan Bank (FHLB) borrowing availability of $39.9 million. During the first nine months of 2005, other borrowing activity included the repayment of three Fixed Rate Credit (FRC) advances totaling $25.0 million and three new FHLB advances. The three new FHLB advances included a FRC advance in the amount of $5.0 million with a six-month maturity, a FRC advance in the amount of $5.0 million with a two-year maturity and a FRC advance in the amount of $10.0 million with a two-month maturity. The Bank also borrowed Daily Rate Credit (DRC) advances during the first nine months of 2005 as an alternative to purchasing federal funds. At September 30, 2005, the Bank had $12.0 million in DRC advances outstanding.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 10.75% at September 30, 2005 and a ratio of Tier 1 capital to risk-weighted assets of 9.84%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

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

Commitments to extend credit, which amounted to $71.0 million at September 30, 2005, and $49.2 million at December 31, 2004, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Commercial and standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 2005 and December 31, 2004, the Company had $5.8 million and $5.3 million, respectively, in outstanding standby letters of credit.

At September 30, 2005 and December 31, 2004, the Company had rate-lock commitments to originate mortgage loans amounting to $1.8 million and $1.1 million, respectively. The Company had no loans held for sale at September 30, 2005 and $190 thousand at December 31, 2004. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $1.8 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. These risks include liquidity risk, credit risk and interest rate risk. The Company does not expect any counterparty to fail to meet its obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, the FASB issued Statement No. 123R (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the Securities and Exchange Commission (the “SEC”)) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company’s results of operations at the present time.

In November 2004, the Emerging Issues Task Force (“EITF” or the “Task Force”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within GAAP when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement No. 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the FASB directed its staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby it declined to provide additional guidance on the meaning of other-than-temporary impairment. The FASB directed its staff to issue EITF Issue 03-1-a as final and to draft a new FSP that will replace EITF Issue 03-1. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

The flat interest rate scenario is utilized by the Company for rate shock scenarios when preparing the earnings simulation analysis From this base, immediate, parallel rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on projected net income for the twelve months ended September 30, 2006 (fully tax equivalent basis) for the Company using different rate scenarios:

Change in Yield Curve	(in thousands) Change in Net Income
+200 basis points	$526
+100 basis points	299
Flat	—
- 100 basis points	(20)
- 200 basis points	(333)

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The following chart reflects the change in net market value over different rate environments at September 30, 2005:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$(5,486)
+100 basis points	(2,556)
Flat	—
- 100 basis points	3,330
- 200 basis points	6,406

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Harry S. Smith	November 10, 2005
Harry S. Smith	Date
President and Chief Executive Officer

/s/ M. Shane Bell	November 10, 2005
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document
31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350