Form 10-K
period 2005-12-31
FIRST NATIONAL CORP /VA/
filed 2006-03-27
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $1.25 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                Accelerated filer  ☐                                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2005 was $65,589,678.

The number of outstanding shares of common stock as of March 24, 2006 was 2,922,860.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2006 Annual Meeting of Shareholders – Part III

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

The Bank first opened for business on July 1, 1907 under the name The Peoples National Bank of Strasburg. On January 10, 1928 the Bank changed its name to The First National Bank of Strasburg. On April 12, 1994, the Bank received approval from the Federal Reserve Bank of Richmond (the Federal Reserve) and the Virginia State Corporation Commission’s Bureau of Financial Institutions to convert to a state chartered bank with membership in the Federal Reserve System. On June 1, 1994, the Bank consummated such conversion and changed its name to First Bank.

The Bank has one wholly owned subsidiary, First Bank Financial Services, Inc., incorporated under the laws of the Commonwealth of Virginia, which invests in partnerships that provide title insurance and investment services.

ACCESS TO FILINGS

The Company’s internet address is www.firstbank-va.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as filed with or furnished to the Securities and Exchange Commission, are available free of charge at www.firstbank-va.com. A copy of any of the Company’s filings will be sent, without charge, to any shareholder upon written request to: M. Shane Bell, Executive Vice President and Chief Financial Officer, at 112 West King Street, Strasburg, Virginia 22657.

BANKING SERVICES

The Bank provides loan, deposit, investment, trust and other products and services in the northern Shenandoah Valley region of Virginia. Loan products and services include personal loans (including automobile and property improvement loans), residential mortgages, home equity loans, credit cards and commercial loans.

Deposit products and services include checking, savings, NOW accounts, money market accounts, IRA accounts, certificates of deposit, direct deposit services, and investment savings accounts. The Bank offers other services, including safe deposit boxes, travelers checks, on-line bill payment and wire transfer service, and acts as agent for the purchase and redemption of United States Savings Bonds.

In January 2005, the Bank began operations in the Trust and Asset Management department. Services include estate planning and investment services. Investment services include investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, estate settlement and benefit plans.

The Bank’s market area is located within the northern Shenandoah Valley region of Virginia, including Shenandoah County, Warren County, Frederick County and the City of Winchester. Within the market area there are various types of industry including medical and professional services, manufacturing, retail and higher education. Customers include individuals, small and medium-sized businesses and local governmental entities. The Bank’s products and services are provided through nine branch offices, 26 ATMs and its website, www.firstbank-va.com.

COMPETITION

The Company competes with large regional financial institutions, savings banks, consumer finance companies, insurance companies, credit unions, money market mutual funds and other community banks. Competition has been increasing from out-of-state banks through their acquisition of Virginia-based banks and branches.

The financial service business in Virginia, and specifically in the Company’s market area, is highly competitive. Among the advantages the large regional financial institutions have over the Company are their ability to support wide-ranging advertising campaigns and, as a result of their larger size, to have substantially higher lending limits.

Factors affecting the competition for loans and deposits are interest rates offered, the number and location of branches and types of products offered, as well as the reputation of the institution. Advantages the Company has over the competition include long-term customer relationships, its commitment to excellent customer service, its dedicated and loyal employees, its local management and directors, and the support and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-size businesses and local governmental entities within its communities. According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2005, the Bank was ranked first in Shenandoah County with $169.3 million in deposits, representing 26.4% of the total deposit market. The Bank was ranked fourth in Frederick County with $36.9 million or 9.5% of the market, fourth in Warren County with $67.1 million or 15.5% of the market and sixth in the City of Winchester with $118.3 million or 7.4% of the market.

No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.

EMPLOYEES

At December 31, 2005, the Company and the Bank employed a total of 130 full-time equivalent employees. The Company considers relations with its employees to be excellent.

SUPERVISION AND REGULATION

General

As a financial holding company, the Company is subject to regulation under the Federal Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions. It is also subject to regulation, supervision and examination by the Federal Reserve Board. Other federal and state laws, including various consumer and compliance laws, govern the activities of the Bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower. Laws and regulations administered by the regulatory agencies also affect corporate practices, including business practices related to payment and charging of interest, documentation and disclosures, and affect the ability to open and close offices or purchase other entities.

The following description summarizes the significant federal and state laws applicable to the Company’s industry. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.

The Bank Holding Company Act

Under the Bank Holding Company Act, the Company is subject to periodic examination by the Federal Reserve and required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require. Activities at the bank holding company are limited to:

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

Capital Requirements

The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.

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

Dividends

The Company is a legal entity separate and distinct from its banking and other subsidiaries. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2005, the Bank transferred $1.7 million in dividends to the Company. As of December 31, 2005, the aggregate amount of unrestricted funds which could be transferred from the Bank to the Company, without prior regulatory approval, totaled $6.4 million.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Accounts

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund (BIF) of the FDIC. The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. In addition, the FDIC has authority to impose special assessments from time to time.

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

USA Patriot Act

The USA Patriot Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorism. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation, the Bank does not expect the USA Patriot Act to materially affect its products, services or other business activities.

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

Privacy Legislation

Several regulations issued by federal banking agencies also provide protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

Item 1A. Risk Factors

An investment in the Company’s common stock involves significant risks. The following risks and uncertainties should be read carefully and considered before deciding to invest in the Company’s common stock. These risk factors may adversely affect the Company’s financial condition and future earnings. In that event, the trading price of the Company’s common stock could decline and you could lose all or a part of your investment. This section should be read together with the other information, including the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

The Company’s business strategy calls for continued growth. The Company may not be able to successfully manage growth or implement growth strategies, which may adversely affect results of operations and financial condition.

During the last five years, the Company has experienced significant growth, and a key aspect of the business strategy is continued growth and expansion. The ability to continue to grow depends, in part, upon the ability to:

•	open new branch offices or acquire existing branches or other financial institutions;

•	attract deposits to those locations; and

•	identify attractive loan and investment opportunities.

The Company may not be able to successfully implement the growth strategy if it is unable to identify attractive markets, locations or opportunities to expand in the future. The ability to manage growth successfully will also depend on whether the Company can maintain capital levels adequate to support the growth, maintain cost controls and asset quality, and successfully integrate any businesses that may be acquired into the organization.

As the Company continues to implement its growth strategies by opening new branch offices or acquiring branches or other banks, increased personnel, occupancy and other operating expenses are expected. In the case of new branch offices, the Company must absorb higher expenses while attempting to generate new deposits. Further, there is a time lag involved in redeploying new deposits into attractively priced loans and other earning assets. Thus, plans to branch could depress earnings in the short term, even if execution of the branching strategy is executed efficiently.

The Company relies heavily on its management team and the unexpected loss of any of those personnel could adversely affect operations; the Company depends on the ability to attract and retain key personnel.

The Company is a customer-focused and relationship-driven organization. We expect future growth to be driven in a large part by the relationships maintained with our customers by our President and Chief Executive Officer, Harry S. Smith, and our other executive and senior lending officers. We have entered into employment agreements with Mr. Smith and other key executive officers. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain their services. The unexpected loss of Mr. Smith or other key employees could have a material adverse affect on our business and possibly result in reduced revenues and earnings.

The implementation of the business strategy will also require the Company to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by the Company’s competitors are covered by agreements not to compete or solicit existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals difficult. The market for these people is competitive, and the Company cannot guarantee that it will be successful in attracting, hiring, motivating or retaining them.

The Company may incur losses if unable to successfully manage interest rate risk.

The Company’s profitability will depend substantially upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. The Company may pay above-market rates to attract deposits and below-market rates to attract loans. Changes in interest rates will affect the Company’s financial performance and condition in diverse ways including the pricing of securities, loans and deposits and the value that can be recognized on the sale of mortgage loans in the secondary market. The Company attempts to minimize exposure to interest rate risk, but will be unable to eliminate it. Our net interest spread will depend on many factors that are partly or entirely outside of the Company’s control, including competition, federal economic, monetary and fiscal policies and general economic conditions.

The Company may be adversely affected by economic conditions in the market area.

The Company is headquartered in the northern Shenandoah Valley region of Virginia. Because lending is concentrated in this market, the Company will be affected by the general economic conditions in the region. Changes in the economy may influence the growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing and the performance of the mortgage department. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect the Company’s performance and financial condition.

The Company’s concentration in loans secured by real estate may increase credit losses, which would negatively affect financial results.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. The majority of the loans are secured by real estate (both residential and commercial) in the market area. At December 31, 2005, these loans totaled $300.2 million, or 80.2%, of loans, net of the allowance for loan losses. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect customers’ ability to pay these loans, which in turn could impact the Company. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and the Company tries to limit exposure to this risk by monitoring extensions of credit carefully. The Company cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

If the Company’s allowance for loan losses becomes inadequate, results of operations may be adversely affected.

The Company maintains an allowance for loan losses that it believes is a reasonable estimate of known and inherent losses in the loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with the Company. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates. Although the Company believes the allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio, such losses and the adequacy of the allowance for loan losses cannot be fully predicted. Excessive loan losses could have a material impact on financial performance. Earnings may also be negatively impacted by loan growth, which requires additions to the allowance for loan losses.

Federal and state regulators periodically review the allowance for loan losses and may require an increase to the provision for loan losses or recognition of further loan charge-offs, based on judgments different than those of management. Any increase in the amount of provision or loans charged-off as required by these regulatory agencies could have a negative effect on operating results.

Future success is dependent on the ability to compete effectively in the highly competitive banking industry.

The Company faces vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in the market area. A number of these banks and other financial institutions are significantly larger than the Company and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. To a limited extent the Company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable products and services than the Company. Many of the non-bank competitors are not subject to the same extensive regulations that govern the Company. As a result, the non-bank competitors have advantages over the Company in providing certain services. This competition may reduce or limit margins and market share and may adversely affect the results of operations and financial condition.

The Company’s profitability and the value of the investment in the Company may suffer because of rapid and unpredictable changes in the highly regulated environment.

The Company is subject to extensive supervision by several governmental regulatory agencies at the federal and state levels. Recently enacted, proposed and future banking legislation and regulations have had, and will continue to have, or may have a significant impact on the financial services industry. These regulations, which are intended to protect depositors and not the shareholders, and the interpretation and application of them by federal and state regulators, are beyond the Company’s control, may change rapidly and unpredictably and can be expected to influence earnings and growth. The Company’s success depends on the continued ability to maintain compliance with these regulations. Some of these regulations may increase costs and thus place other financial institutions that are not subject to similar regulations in stronger, more favorable competitive positions.

If the Company needs additional capital in the future to continue growth, it may not be able to obtain it on terms that are favorable. This could negatively affect the Company’s performance and the value of its common stock.

The Company anticipates that it will be able to support continued growth through the generation of additional deposits at new branch locations as well as investment opportunities. However, additional capital may be needed in the future to support continued growth and to maintain capital levels. The ability to raise capital through the sale of additional securities will depend primarily upon the Company’s financial condition and the condition of financial markets at that time. The Company may not be able to obtain additional capital in the amounts or on terms that are satisfactory. The Company’s growth may be constrained if it is unable to raise additional capital as needed.

There is a limited trading market for the Company’s common stock; it may be difficult to sell shares after they have been purchased.

Shares of the Company’s common stock are traded on the over-the-counter (OTC) market and quoted in the OTC Bulletin Board under the symbol “FXNC.” The volume of trading activity in the stock is relatively limited. Even if a more active market develops, there can be no assurance that such market will continue, or that shares will be able to be sold at or above the investment price. The lack of liquidity of the investment in the common shares should be carefully considered when making an investment decision.

Item 1B. Unresolved Staff Comments

Not applicable.

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

The Company also owns three other branch buildings and leases two branch buildings. These branches are located throughout the market area. Rental expense for these leased locations totaled $34 thousand for the year ended December 31, 2005.

All of the Company’s properties are in good operating condition and are adequate for the Company’s present and future needs.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report through a solicitation of proxies or otherwise.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the common stock of the Company are traded on the over-the-counter (OTC) market and quoted in the OTC Bulletin Board under the symbol “FXNC.” As of March 1, 2006, the Company had approximately 693 shareholders of record and at least 426 additional beneficial owners of shares of common stock.

Following are the high and low closing prices along with the dividends that were paid quarterly in 2005 and 2004. Over-the-counter market quotations reflect interdealer prices, without retail mark up, mark down, or commission, and may not necessarily represent actual transactions.

	Market Price and Dividends (1)
	Sales Price ($)		Dividends ($) (2)
	High	Low
2004:
1st quarter	19.75	17.75	0.10
2nd quarter	19.63	18.88	0.10
3rd quarter	19.08	18.50	0.10
4th quarter	22.00	18.75	0.11

2005:
1st quarter	23.25	20.40	0.11
2nd quarter	26.00	21.63	0.11
3rd quarter	26.75	25.45	0.11
4th quarter	28.00	25.10	0.12

(1)	The amounts that are in the Market Price and Dividends table have been retroactively restated to reflect the Company’s two-for-one stock split declared March 16, 2005 and payable on April 29, 2005 to shareholders of record as of March 30, 2005.
(2)	The Company increased its dividend to $0.45 per share in 2005, which represented a dividend payout ratio of 24.41%. The dividend per share and dividend payout ratio in 2004 was $0.41 and 28.51%, respectively. The dividend payout ratio is computed by dividing cash dividends by net income.

The Company’s future dividend policy is subject to the discretion of its Board of Directors and will depend upon a number of factors, including future earnings, financial condition, liquidity and capital requirements of both the Company and the Bank, applicable governmental regulations and policies and other factors deemed relevant by its Board of Directors.

The Company’s ability to distribute cash dividends in the future will depend primarily on the ability of the Bank to pay dividends to it. As a state member bank, First Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Furthermore, neither the Company nor the Bank may declare or pay a cash dividend on any of its common stock if it is insolvent or if the payment of the dividend would render it insolvent or unable to pay its obligations as they become due in the ordinary course of business.

The Company did not repurchase any shares of its common stock during the fourth quarter of 2005.

Item 6. Selected Financial Data

The following is selected financial data for the Company for the last five years. This information has been derived from audited financial information included in Item 8 of this Form 10-K.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands except ratios and per share amounts)
Results of Operations
Interest and dividend income	$26,013	$20,520	$17,738	$17,058	$17,326
Interest expense	9,786	7,220	6,769	7,653	8,675
Net interest income	16,227	13,300	10,969	9,405	8,651
Provision for loan losses	838	810	705	405	420
Net interest income after provision for loan losses	15,389	12,490	10,264	9,000	8,231
Noninterest income	4,371	4,431	3,625	2,545	1,568
Noninterest expense	11,834	10,783	9,085	7,219	6,064
Income before income taxes	7,926	6,138	4,804	4,326	3,735
Income taxes	2,537	1,932	1,503	1,347	1,140
Net income	$5,389	$4,206	$3,301	$2,979	$2,595

Key Performance Ratios
Return on average assets	1.22%	1.12%	1.05%	1.09%	1.10%
Return on average equity	19.48%	17.01%	14.37%	12.99%	12.57%
Net interest margin	3.96%	3.84%	3.83%	3.75%	3.93%
Efficiency ratio(1)	56.26%	59.89%	61.57%	60.30%	58.19%
Dividend payout	24.41%	28.51%	34.11%	36.60%	39.57%

Per Share Data(2)
Net income, basic and diluted	$1.84	$1.44	$1.11	$0.95	$0.82
Cash dividends	0.45	0.41	0.39	0.35	0.33
Book value at period end	10.06	8.93	8.04	7.68	6.84

Financial Condition
Assets	$474,988	$408,825	$343,650	$295,936	$249,354
Loans, net	374,322	320,197	245,591	210,441	184,765
Securities	71,078	63,366	70,895	54,485	43,355
Deposits	377,657	320,945	277,828	243,012	197,479
Shareholders’ equity	29,391	26,100	23,503	24,254	21,600
Average shares outstanding, diluted(2)	2,923	2,924	2,960	3,160	3,160
Capital Ratios
Leverage	8.20%	8.44%	7.77%	7.88%	8.97%
Risk-based capital ratios:
Tier 1 capital	9.68%	10.37%	9.90%	10.43%	10.34%
Total capital	10.59%	11.25%	10.88%	11.42%	11.31%

(1)	The efficiency ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income excluding securities gains and losses. This is a non-GAAP financial measure that we believe provides investors with important information regarding operational efficiency. Such information is not in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Net interest income on a tax equivalent basis was $16,529, $13,572, $11,201, $9,598 and $8,850 for 2005, 2004, 2003, 2002 and 2001, respectively. Non-interest income excluding securities gains and losses was $4,511, $4,431, $3,556, $2,373 and $1,571 for 2005, 2004, 2003, 2002 and 2001, respectively. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP.” See “Non-GAAP Financial Measures” included in Item 7 of this Form 10-K.
(2)	Amounts have been restated to reflect a two-for-one stock split that was declared on March 16, 2005 and payable on April 29, 2005 to shareholders of record as of March 30, 2005 and a two-for-one stock split that was declared on April 16, 2003 and payable on May 30, 2003 to shareholders of record as of April 30, 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2005, 2004 and 2003 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

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

The Bank offers loan, deposit, trust and investment products and services through nine branch offices, 26 ATMs and its website, www.firstbank-va.com, for both individuals and businesses. Customers include individuals, small and medium-sized businesses and governmental entities in the northern Shenandoah Valley region of Virginia.

For the year ended December 31, 2005, net income was $5.4 million, an increase of $1.2 million or 28.1% compared to $4.2 million in 2004. The increase in earnings resulted primarily from a 22.0% increase in net interest income, offset by a 1.4% decrease in noninterest income and a 9.7% increase in noninterest expense when comparing 2005 to 2004. The decrease in noninterest income was the result of net gains on sale of premises and equipment of $387 thousand in 2004 and net losses on the sale of securities totaling $140 thousand in 2005. The net losses were generated from investment portfolio transactions anticipated to improve earnings in future periods. The transactions included sales of lower yielding investments and purchases of higher yielding investments which improves the portfolio’s profitability. Net income per share, basic and diluted, increased $0.40 to $1.84 for the year ended December 31, 2005 from $1.44 for 2004. The return on average assets was 1.22% for 2005, compared to 1.12% for 2004, while the return on average equity increased 247 basis points to 19.48% for 2005 compared to 17.01% for 2004.

Net interest income increased in 2005 compared to 2004 due to improvements in the net interest margin and growth in average interest-earning assets of 17.9%, funded primarily by deposit growth. The net interest margin increased 12 basis points in 2005 to 3.96% from 3.84% in 2004 as a result of balance sheet management and an increasing interest rate environment.

During 2005, total assets increased 16.2%, or $66.2 million, to $475.0 million at December 31, 2005 from $408.8 million at December 31, 2004. Asset growth occurred primarily in the loan portfolio where loans, net of the allowance for loan losses, increased 16.9% or $54.1 million to $374.3 million at December 31, 2005 from $320.2 million at December 31, 2004. The securities portfolio increased $7.7 million or 12.2% to $71.1 million from $63.4 million at December 31, 2004. Asset growth was funded primarily by deposits that increased $56.8 million or 17.7% to $377.7 million from $320.9 million at December 31, 2004.

The Company does not anticipate net income to increase in future periods at the same growth rate as recent periods. One factor that will impact net income includes net interest income, which is not expected to increase at recent growth rates in future periods. Increases in net interest income will be determined by the ability to increase the balances of interest-earning assets, maintain the asset mix, attract funding from the local deposit market and maintain the net interest margin. Competition for loans and deposits in the market, which has increased significantly in recent periods, and anticipated changes in market rates will continue to create challenges in maintaining the net interest margin and growing the balance sheet. It will be more difficult to grow the loan portfolio if the rate of economic expansion slows in the local market.

Another factor that impacts net income is the provision for loan losses. The provision is determined by asset quality, net charge-offs, loan growth and economic conditions. Economic conditions, which may not be as favorable in the near future, have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. Noninterest income and noninterest expense are the other factors that impact net income. The Company does not anticipate significant fluctuations in noninterest income in future periods, based on the expectation of slowing economic expansion in the market that could decrease the growth rate of fees earned for other customer services. Fees are generated from loan and deposit transaction fees, brokerage fees and trust fees. Factors affecting fee income include customer behavior and the Company’s ability to grow its customer base. Noninterest expenses are anticipated to increase in future periods as the Company plans to expand its retail branch footprint in its current market area.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage growth or implement growth strategies if the Company is unable to identify attractive markets, locations or opportunities to expand in the future;

•	maintaining cost controls and asset qualities as new branches are opened;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	the successful management of interest rate risk;

•	changes in general economic and business conditions in the market area;

•	risks inherent in the loan portfolio such as repayment risks, fluctuating collateral values and concentrations;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	changing trends in customer profiles and behavior;

•	demand, development and acceptance of new products and services;

•	changes in banking and other laws and regulations applicable to the Company;

•	maintaining capital levels adequate to support growth;

•	problems with technology utilized by the Company; and

•	other factors identified in Item 1A, “Risk Factors”, above.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results.

NON-GAAP FINANCIAL MEASURES

This report refers to the efficiency ratio, which is computed by dividing noninterest expense by the sum of net interest income on a tax- equivalent basis and noninterest income excluding securities gain and losses. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the table below.

	Efficiency Ratio
	2005	2004
	(in thousands)
Noninterest expense	$11,834	$10,783

Tax-equivalent net interest income	$16,529	$13,572
Noninterest income	4,371	4,431
Less: securities gains (losses)	(140)	—

	$21,040	$18,003

Efficiency ratio	56.26%	59.89%

The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2005 and 2004 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	2005	2004
	(in thousands)
GAAP measures:
Interest income - loans	$23,284	$17,875
Interest income - investments and other	2,729	2,645
Interest expense - deposits	7,091	4,948
Interest expense - other borrowings	2,048	1,973
Interest expense - other	647	299

Total net interest income	$16,227	$13,300

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$93	$72
Tax benefit realized on non-taxable interest income - municipal securities	209	200

Total tax benefit realized on non-taxable interest income	$302	$272

Total tax-equivalent net interest income	$16,529	$13,572

CRITICAL ACCOUNTING POLICIES

General

The Company’s financial statements and related notes are prepared in accordance with GAAP. The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Bank uses historical loss factors as one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from the historical factors used. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of transactions would be the same, the timing of events that would impact transactions could change. For further information about the Bank’s loans and the allowance for loan losses, see Notes 3 and 4 to the consolidated financial statements, included in Item 8 of this Form 10-K.

Allowance for loan losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on three basic principles of accounting: (i) Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable, (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (iii) U.S. Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” which requires adequate documentation to support the allowance for loan losses estimate.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The Bank’s allowance for loan losses has two basic components: the specific allowance and the general allowance. Both of these components are determined based upon estimates that can and do change when the actual events occur. The allowance for loan losses is comprised of the sum of the specific allowance and the general allowance.

The specific allowance is typically used to individually allocate an allowance for larger balance, commercial, non-homogeneous loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, analysis of the borrower’s overall financial condition, resources and payment record; the prospects for support from financial guarantors; and the fair market value of collateral, net of selling costs are used to estimate the probability and severity of inherent losses. Second, historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and actual losses could differ from the estimates.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, net of selling costs, if the loan repayment is collateral dependent. The Bank does not separately identify individual consumer and residential loans for impairment disclosures.

The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including residential mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. This formula is also used for the remaining pool of larger balance, non-homogeneous loans, which were not allocated a specific allowance upon impairment review. The general allowance begins with estimates of probable losses inherent in the homogeneous portfolio based upon various statistical analyses. These include analysis of historical delinquency and loss experience over a five-year period, together with analyses that reflect current economic trends and conditions. The general allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future.

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

In an effort to manage the risk, the Bank’s policy gives loan amount approval limits to individual loan officers based on their position and level of experience. The Bank’s Board of Directors or its Loan Committee approves all loan relationships greater than $1.3 million. The President & CEO and the Executive Vice President - Loan Administration can combine their lending limits to approve loan relationships up to $1.3 million. All loan relationships greater than $750 thousand are reported to the Board or its Loan Committee. The Loan Committee consists of six non-management directors and the President & CEO. The Committee approves the Bank’s Loan Policy and reviews loans that have been charged-off. It also reviews the allowance for loan loss adequacy calculation as well as the loan watch list and other management reports. The Committee meets on a monthly basis and the Chairman of the Committee then reports to the Board of Directors.

Residential loan originations are primarily generated by the Bank’s loan officer solicitations, referrals by real estate professionals, and customers. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by the Bank’s loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow available for debt service. Loan quality is analyzed based on the Bank’s experience and credit underwriting guidelines as well as the guidelines issued by the purchasers of loans, depending on the type of loan involved. Real estate collateral is appraised by independent fee appraisers who have been pre-approved by the Executive Vice President - Loan Administration.

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At December 31, 2005, commitments to extend credit totaled $74.6 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At December 31, 2005, commercial loans not secured by real estate totaled $41.1 million, or 10.9% of the total loan portfolio, as compared to $37.1 million, or 11.5% at December 31, 2004.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At December 31, 2005, commercial real estate loans aggregated $151.0 million, or 40.0% of the Bank’s gross loans, as compared to $113.8 million, or 35.2% at December 31, 2004. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and carefully evaluates the location and environmental condition of the real estate collateral.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at December 31, 2005 and 2004 were $49.7 million, or 13.2% of gross loans, and $42.5 million, or 13.2% of gross loans, respectively. The majority of these loans have an average life of approximately one year and reprice monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, typically requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

Residential Real Estate Lending

Residential lending activity may be generated by the Bank’s loan officer solicitations, referrals by real estate professionals and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Executive Vice President -Loan Administration.

Typically, the Bank originates fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At December 31, 2005, $99.4 million, or 26.3%, of the Bank’s loan portfolio consisted of one-to-four family loans secured by residential real estate, as compared to $95.0 million, or 29.4%, at December 31, 2004.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and, if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Bank does require escrows for real estate taxes and insurance for secondary market loans.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, and credit card loans. At December 31, 2005, consumer loans including deposit overdraft balances totaled $29.6 million, or 7.8% of gross loans, as compared to $31.4 million, or 9.7%, at December 31, 2004.

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

RESULTS OF OPERATIONS

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on earning assets, predominately loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings and trust preferred securities. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for loan losses, noninterest income and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts; fees charged for other customer services; gains and losses from the sale of assets, including loans held for sale, securities, and premises and equipment; general and administrative expenses; and income tax expense.

For the year ended December 31, 2005, net income increased 28.1% to $5.4 million from $4.2 million for 2004. This increase was primarily attributable to a 22.0% increase in net interest income in 2005. This increase was offset by a decrease in noninterest income of 1.4% and an increase in noninterest expense of 9.7%. Noninterest income decreased year over year, as there were net gains on sale of premises and equipment totaling $387 thousand in 2004 and net losses on the sale of securities totaling $140 thousand in 2005, both of which were considered to be non-recurring.

The Company does not anticipate that net income will continue to increase at recent growth rates in future periods based primarily on expectations of slower balance sheet growth resulting from slowing economic expansion in the local market. Other factors include increasing pressure on the net interest margin and plans to expand the Company’s retail banking network, which is expected to increase noninterest expense.

Net Interest Income

Net interest income was $16.2 million for the year ended December 31, 2005, which is an increase of $2.9 million or 22.0% over $13.3 million reported for the same period in 2004. Continued growth in average earning assets, predominantly in the loan portfolio, as well as improvement in the net interest margin resulted in the increase in net interest income. In 2004, net interest income increased $2.3 million, or 21.2%, from $11.0 million in 2003.

The net interest margin was 3.96% in 2005, 3.84% in 2004, and 3.83% in 2003. Interest income as a percent of average earning assets was 6.31% in 2005, 5.88% in 2004 and 6.14% in 2003. Interest expense as a percent of average interest-bearing liabilities was 2.94% in 2005, 2.55% in 2004 and 2.78% in 2003. The interest rate spread was 3.37% in 2005, 3.33% in 2004 and 3.36% in 2003. The Company does not anticipate significant changes in net interest income resulting from key interest rate changes during the next 12 months based on the interest rate sensitivity analysis included in Item 7A (Quantitative and Qualitative Disclosures About Market Risk). However, the Company does not expect net interest income to increase at recent growth rates in future periods. This is based primarily on expectations that the market area will experience slower economic expansion, which directly impacts the Company’s ability to grow the loan portfolio. Other factors that may slow the growth of net interest income include net interest margin pressures caused by changes in market rates and competition for loans and deposits in the local market.

The following table provides information on average earning assets and interest-bearing liabilities for the years ended December 31, 2005, 2004 and 2003, as well as amounts and rates of tax equivalent interest earned and interest paid. The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components.

	Average Balances, Income and Expense, Yields and Rates Years Ending December 31,
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Interest-bearing deposits in other banks	$759	$78	10.32%	$1,160	$33	2.85%	$1,399	$31	2.22%
Securities:
Taxable	53,667	2,221	4.14%	53,762	2,185	4.07%	49,778	2,010	4.04%
Tax-exempt (1)	9,699	620	6.39%	9,266	598	6.45%	7,541	517	6.85%

Total securities	63,366	2,841	4.48%	63,028	2,783	4.42%	57,319	2,527	4.41%
Loans: (2)
Taxable	349,140	23,156	6.63%	284,351	17,735	6.24%	226,831	15,200	6.70%
Tax-exempt (1)	3,299	221	6.70%	3,375	212	6.28%	2,414	165	6.85%

Total loans	352,439	23,377	6.63%	287,726	17,947	6.24%	229,245	15,365	6.70%
Federal funds sold	540	19	3.58%	1,890	29	1.52%	4,501	47	1.03%

Total earning assets	417,104	26,315	6.31%	353,804	20,792	5.88%	292,464	17,970	6.14%
Less: allowance for loan losses	(3,218)			(2,756)			(2,387)
Total nonearning assets	26,901			24,292			24,683

Total assets	$440,787			$375,340			$314,760

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$63,108	$1,185	1.88%	$64,599	$849	1.31%	$56,260	$754	1.34%
Money market accounts	13,688	179	1.31%	11,231	85	0.76%	9,761	72	0.74%
Savings accounts	66,138	1,385	2.09%	47,551	432	0.91%	44,650	347	0.78%
Certificates of deposit:
Less than $100,000	75,912	2,432	3.21%	71,446	2,284	3.20%	67,009	2,540	3.79%
Greater than $100,000	53,986	1,910	3.54%	39,861	1,298	3.26%	35,080	1,295	3.69%

Total interest-bearing deposits	272,832	7,091	2.60%	234,688	4,948	2.11%	212,760	5,008	2.35%
Federal funds purchased	3,872	152	3.94%	2,290	38	1.67%	135	2	1.61%
Company obligated mandatorily redeemable capital securities	8,248	495	6.00%	5,882	261	4.43%	2,381	100	4.20%
Other borrowings	48,418	2,048	4.23%	40,891	1,973	4.82%	27,869	1,659	5.95%

Total interest-bearing liabilities	333,370	9,786	2.94%	283,751	7,220	2.55%	243,145	6,769	2.78%
Noninterest-bearing liabilities
Demand deposits	77,819			65,057			46,554
Other liabilities	1,932			1,806			2,097

Total liabilities	413,121			350,614			291,796
Shareholders’ equity	27,666			24,726			22,964

Total liabilities and shareholders’ equity	$440,787			$375,340			$314,760

Net interest income		$16,529			$13,572			$11,201

Interest rate spread			3.37%			3.33%			3.36%
Interest expense as a percent of average earning assets			2.35%			2.04%			2.31%
Net interest margin			3.96%			3.84%			3.83%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $302 thousand, $272 thousand and $232 thousand for 2005, 2004 and 2003, respectively.
(2)	Loans placed on a nonaccrual status are reflected in the balances.

	Volume and Rate Years Ending December 31,
	2005			2004
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
	(in thousands)
Interest-bearing deposits in other banks	$(7)	$52	$45	$(3)	$5	$2
Loans	4,241	1,180	5,421	3,485	(950)	2,535
Loans, tax-exempt	(5)	14	9	59	(12)	47
Securities	(4)	40	36	162	13	175
Securities, tax-exempt	28	(6)	22	109	(28)	81
Federal funds sold	10	(20)	(10)	(103)	85	(18)

Total earning assets	$4,263	$1,260	$5,523	$3,709	$(887)	$2,822

Checking	$(19)	$355	$336	$109	$(14)	$95
Money market accounts	22	72	94	11	2	13
Savings accounts	220	733	953	24	61	85
Certificates of deposits:
Less than $100,000	142	6	148	187	(443)	(256)
Greater than $100,000	491	121	612	23	(20)	3
Federal funds purchased	38	76	114	36	—	36
Company obligated mandatorily redeemable capital securities	125	109	234	155	6	161
Other borrowings	225	(150)	75	529	(215)	314

Total interest-bearing liabilities	$1,244	$1,322	$2,566	$1,074	$(623)	$451

Change in net interest income	$3,019	$(62)	$2,957	$2,635	$(264)	$2,371

Noninterest Income

Noninterest income decreased $60 thousand or 1.4% in 2005 compared to an increase of $806 thousand or 22.2% in 2004. This decrease was a result of net gains on sale of premises and equipment totaling $387 thousand in 2004 and net losses on the sale of securities totaling $140 thousand in 2005. The net losses were generated from investment portfolio transactions anticipated to improve earnings in future periods. These transactions included sales of lower yielding investments and purchases of higher yielding investments which improves the portfolio’s profitability. Fees for other customer services increased $362 thousand, or 33.5%, in 2005 compared to an increase of $311 thousand, or 40.5%, in 2004. This increase was a result of an increase in check card fee income and the addition of trust and asset management services in 2005. Net gains on sale of loans increased to $302 thousand in 2005 from $172 thousand in 2004. Net gains on sale of loans decreased in 2004 from $372 thousand in 2003.

The Company does not anticipate that the decreasing trend in noninterest income will continue in future periods, as the decrease in 2005 was due to non-recurring transactions. The Company is uncertain whether the increasing trend in fees for other customer services will continue in future periods, as fee income from these services is driven by customer behavior and the Company’s ability to expand its customer base. In addition, gains on sale of loans are not expected to significantly change in future periods. These gains are driven by activity in the local residential real estate market, which is expected to gradually slow due to economic conditions and increases in interest rates.

Noninterest Expense

In 2005, noninterest expenses increased $1.1 million, or 9.7%, over 2004. Salaries and employee benefits increased 22.0% for 2005 over 2004 as a result of salary increases and the addition of the trust and asset management department. Occupancy and equipment costs increased 5.0% for 2005 over 2004, compared to 24.3% for 2004 over 2003. During 2005, there were no additions to the branch network. The 2004 increase was a result of retail branch expansions in Shenandoah County and the City of Winchester. During 2004, the Bank constructed and opened a new retail branch office in Mount Jackson to expand further into Shenandoah County. In the fourth quarter of 2003, the Bank opened the Winchester Financial Center, which serves the Winchester-Frederick County market. In 2004, noninterest expenses increased $1.7 million, or 18.7%, over 2003. This increase was also attributable to the growth of the Company, including hiring additional personnel.

Noninterest expenses are anticipated to increase in future periods as the Company plans to expand its retail banking network in its current market area.

Income Taxes

The Company has adopted FASB Statement No. 109, “Accounting for Income Taxes.” For a more detailed discussion of the Company’s tax calculation, see Note 9 to the consolidated financial statements, included in Item 8 of this Form 10-K.

FINANCIAL CONDITION

General

The loan portfolio continued to drive balance sheet growth during 2005. Loans, net of the allowance for loan losses, increased $54.1 million, or 16.9%, to $374.3 million in 2005 from $320.2 million in 2004. The growth in loans was reflected in the 16.2% increase in assets during the year. The securities portfolio also increased $7.7 million, or 12.2%, from $63.4 million in 2004 to $71.1 million in 2005. The growth in loans and securities was funded primarily by deposit growth of $56.7 million. Additional funding was obtained from other borrowings and federal funds purchased. During 2005, total assets increased 16.2%, or $66.2 million, to $475.0 million at December 31, 2005 from $408.8 million at December 31, 2004. Although the Company believes the current market area will provide the ability to continue balance sheet and earnings growth, it anticipates slower economic expansion in future periods compared to recent growth trends. As a result, loan and deposit growth is not anticipated to continue growing at recent rates.

Loans

The Bank is an active lender with a loan portfolio which includes commercial and residential real estate loans, commercial loans, personal loans (both installment and credit card), real estate construction loans and home equity loans. The Bank’s lending activity is concentrated on individuals, small and medium-sized businesses and local governmental entities in its market area. As a provider of community-oriented financial services, the Bank does not attempt to geographically diversify its loan portfolio by undertaking significant lending activity outside its market area. The Bank’s loan portfolio is summarized in the table below for the periods indicated.

	Loan Portfolio At December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Commercial, financial, and agricultural	$42,942	$37,508	$31,745	$29,458	$42,101
Real estate construction	49,748	42,538	23,586	12,172	9,648
Real estate - mortgage:
Residential (1-4 family)	99,442	94,960	71,657	58,705	35,999
Secured by farmland	2,195	2,298	2,602	2,112	2,094
Other real estate loans	148,805	111,506	85,509	67,680	57,761
Consumer	29,640	31,413	32,116	37,064	35,248
All other loans	5,078	2,851	923	5,412	3,893

Total loans	$377,850	$323,074	$248,138	$212,603	$186,744
Less: unearned income	—	—	—	—	3
Less: allowance for loan losses	3,528	2,877	2,547	2,162	1,976

Loans, net of unearned income and allowance for loan losses	$374,322	$320,197	$245,591	$210,441	$184,765

As shown in the table above, other real estate loans, real estate construction loans and residential real estate loans increased during 2005 and contributed 89.4% of the loan growth. These changes are reflective of the Bank’s growth efforts and the loan demand in the market during the year. Other real estate loans, which include commercial loans secured by real estate, represented the largest growth in the loan portfolio of $37.3 million, followed by real estate construction growth of $7.2 million.

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $300.2 million, or 80.2% of loans, net of the allowance for loan losses, and $251.3 million, or 78.5% of loans, net of the allowance for loan losses, at December 31, 2005 and 2004, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is dependent upon local economic conditions.

The Company has identified and is monitoring another concentration of credit risk. This concentration involves loans secured by hotels and motels, which totaled $31.2 million at December 31, 2005, representing 106.2% of total shareholders’ equity and 8.3% of loans, net of the allowance for loan losses. At December 31, 2004 this concentration totaled $24.8 million, representing 95.1% of total shareholders’ equity and 7.8% of loans, net of the allowance for loan losses. The Company experienced no loan losses related to this identified risk during the years ending December 31, 2005, 2004 and 2003.

There was no category of loans that exceeded 10% of outstanding loans at December 31, 2005 that were not disclosed in the above table. The following table sets forth the maturities of the loan portfolio at December 31, 2005:

	Remaining Maturities of Selected Loans At December 31, 2005
	Less than One Year	One to Five Years	Greater than Five Years	Total
	(in thousands)
Commercial, financial, and agricultural	$22,481	$17,885	$2,576	$42,942
Real estate construction	26,242	23,278	228	49,748
Real estate - mortgage:
Residential (1-4 family)	9,014	44,585	45,843	99,442
Secured by farmland	100	1,791	304	2,195
Other real estate loans	19,201	114,741	14,863	148,805
Consumer	2,071	25,045	2,524	29,640
All other loans	1,840	1,711	1,527	5,078

Total loans	$80,949	$229,036	$67,865	$377,850

For maturities over one year:
Fixed rates	$239,977
Variable rates	56,924

	$296,901

Asset Quality

Asset quality remained strong during 2005 as nonperforming assets remained at a relatively low level. Non-performing assets totaled $689 thousand and $653 thousand at December 31, 2005 and 2004, representing 19.5% and 20.1% of the allowance for loan losses, respectively. Net charge-offs in 2005 were $187 thousand compared to $480 thousand in 2004 and $320 thousand in 2003. Loan growth and a slight increase in consumer loan delinquencies contributed to a loan loss provision of $838 thousand for 2005 compared to $810 thousand for 2004.

The amount allocated during the year to the provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $3.5 million and $2.9 million at December 31, 2005 and 2004, representing 0.93% and 0.89% of total loans, respectively. The increases in the total allowance for loan losses were reflective of growth in the loan portfolio and a slight increase in past due consumer loans. Loans, net of the allowance for loan losses increased $54.1 million, or 16.9%, to $374.3 million at December 31, 2005 from $320.2 million at December 31, 2004.

Management classifies as non-performing assets both loans on which payment has been delinquent 90 days or more and for which there is a risk of loss to either principal or interest, and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had no foreclosed real estate at December 31, 2005 and $270 thousand in foreclosed real estate at December 31, 2004.

Impaired loans of $49 thousand and $125 thousand at December 31, 2005 and 2004, respectively, have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $25 thousand and $26 thousand at December 31, 2005 and 2004, respectively. The average recorded investment in impaired loans during 2005 and 2004 was $102 thousand and $277 thousand, respectively.

Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 amounted to $153 thousand, $182 thousand and $171 thousand at December 31, 2005, 2004 and 2003, respectively. If interest on these loans had been accrued, such income would have approximated $19 thousand, $6 thousand and $12 thousand for 2005, 2004 and 2003, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed below.

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover any losses inherent within the loan portfolio. For each period presented, the provision for loan losses charged to expense was based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management considers economic conditions, historical loss factors, past due percentages, internally generated loan quality reports and other relevant factors when evaluating the loan portfolio. There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers. For further discussion regarding the allowance for loan losses, see “Critical Accounting Policies” above. The following table shows a detail of loans charged-off, recovered and the changes in the allowance for loan losses.

	Allowance for Loan Losses At December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance, beginning of period	$2,877	$2,547	$2,162	$1,976	$1,703
Loans charged-off:
Commercial, financial and agricultural	40	65	98	—	—
Real estate-construction	—	—	—	—	—
Real estate-mortgage	—	—	—	—	—
Residential (1-4 family)	—	30	—	—	37
Non-farm, non-residential	—	—	—	—	—
Secured by farmland	—	—	—	—	—
Consumer	381	474	272	250	145
All other loans	—	—	—	—	—

Total loans charged off	$421	$569	$370	$250	$182

Recoveries:
Commercial, financial and agricultural	$—	$—	$—	$—	$—
Real estate-construction	—	—	—	—	—
Real estate-mortgage	—	—	—	—	—
Residential (1-4 family)	8	—	—	—	—
Non-farm, non-residential	—	—	—	—	—
Secured by farmland	—	—	—	—	—
Consumer	226	89	50	—	35
All other loans	—	—	—	31	—

Total recoveries	$234	$89	$50	$31	$35

Net charge-offs	$187	$480	$320	$218	$147
Provision for loan losses	838	810	705	405	420

Balance, end of period	$3,528	$2,877	$2,547	$2,162	$1,976

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans.

	Allocation of Allowance for Loan Losses At December 31,
	2005		2004		2003		2002		2001
		Percent of Loans to Total Loans		Percent of Loans to Total Loans		Percent of Loans to Total Loans		Percent of Loans to Total Loans		Percent of Loans to Total Loans
	(dollars in thousands)
Commercial, financial and agricultural	$566	11.40%	$524	11.61%	$460	12.79%	$446	13.56%	$518	22.44%
Real estate-construction	408	13.17%	347	13.16%	229	9.50%	155	5.73%	—	5.14%
Real estate-mortgage	1,956	66.28%	1,582	64.62%	1,214	64.40%	1,126	60.84%	918	51.56%
Consumer	512	7.84%	395	9.72%	626	12.94%	395	17.32%	521	18.79%
All other	86	1.31%	29	0.89%	18	0.37%	40	2.55%	19	2.07%

	$3,528	100.00%	$2,877	100.00%	$2,547	100.00%	$2,162	100.00%	$1,976	100.00%

	Non-Performing Assets At December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Nonaccrual loans	$202	$307	$171	$192	$118
Restructured loans	—	—	—	—	—
Foreclosed property	—	270	—	—	—
Loans past due 90 days accruing interest	487	76	463	1,397	988

Total nonperforming assets	$689	$653	$634	$1,589	$1,106

Allowance for loan losses to period end loans	0.93%	0.89%	1.03%	1.02%	1.06%

Nonperforming assets to period end loans	0.18%	0.20%	0.26%	0.75%	0.59%

Net charge-offs to average loans	0.05%	0.17%	0.14%	0.11%	0.08%

Securities

Securities at December 31, 2005 were $71.1 million, an increase of $7.7 million, or 12.2%, from $63.4 million at the end of 2004. The Company does not expect significant fluctuations in the securities portfolio in future periods. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of December 31, 2005, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios.

The following table summarizes the fair value of the Company’s securities portfolio on the dates indicated.

	Securities Portfolio At December 31,
	2005	2004	2003
	(in thousands)
Securities, available for sale
U.S. agency and mortgage-backed securities	$57,591	$50,256	$59,535
Obligations of state and political subdivisions	9,875	10,034	9,217
Other securities	3,612	3,076	2,143

Total securities	$71,078	$63,366	$70,895

The following table shows the maturities of available for sale debt and equity securities at amortized cost and market value as of December 31, 2005 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 34% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities available for sale, see Note 2 to the consolidated financial statements, included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis At December 31, 2005
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
	(dollars in thousands)
Available for sale securities:
U.S. agency and mortgage-backed securities
Amortized cost	$1,228	$15,185	$19,534	$22,511	$58,458
Market value	$1,230	$15,086	$19,187	$22,088	$57,591
Weighted average yield	4.83%	4.73%	4.34%	4.75%

Obligations of state and political subdivisions
Amortized cost	$—	$449	$4,991	$4,389	$9,829
Market value	$—	$462	$5,033	$4,380	$9,875
Weighted average yield (1)	0.00%	6.90%	6.44%	5.95%

Other securities
Amortized cost	$—	$—	$—	$3,491	$3,491
Market value	$—	$—	$—	$3,612	$3,612
Weighted average yield	0.00%	0.00%	0.00%	4.31%

Total portfolio
Amortized cost	$1,228	$15,634	$24,525	$30,391	$71,778
Market value	$1,230	$15,548	$24,220	$30,080	$71,078
Weighted average yield (1)	4.83%	4.79%	4.77%	4.87%

(1)	Yields on tax-exempt securities have been calculated on a tax-equivalent basis.

The above table was prepared using the contractual maturities for all securities with the exception of mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO). Both MBS and CMO securities were recorded using the Espiel prepayment model that considers many factors including rate and spread projections, housing turnover and borrower characteristics to create anticipated speeds.

Deposits

Deposits at December 31, 2005 were $377.7 million, an increase of $56.7 million, or 17.7%, from $320.9 million at December 31, 2004, providing the majority of the funding needed to support asset growth during the year ended December 31, 2005. The deposit mix remained similar to prior periods as noninterest-bearing demand deposits, savings and interest-bearing demand deposits and time deposits comprised 21.9%, 38.4% and 39.7%, respectively, of total deposits at December 31, 2005, compared to 21.5%, 42.3% and 36.2%, at December 31, 2004. The Company does not expect significant changes in its deposit mix in future periods. Growth in savings accounts was driven by the introduction of a premium plus savings product that pays a higher interest rate on higher balance accounts. Although the Company anticipates funding future asset growth with deposits, it recognizes that changes in economic conditions and increasing competition for funding will make it challenging to grow deposits at recent growth rates.

The following tables include a summary of average deposits and average rates paid and maturities of CD’s greater than $100,000.

	Average Deposits and Rates Paid Year Ended December 31,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest-bearing deposits	$77,819	—	$65,057	—	$46,554	—

Interest-bearing deposits:
Interest checking	$63,108	1.88%	$64,599	1.31%	$56,260	1.34%
Money market	13,688	1.31%	11,231	0.76%	9,761	0.74%
Savings	66,138	2.09%	47,551	0.91%	44,650	0.78%
Time deposits:
Less than $100,000	75,912	3.21%	71,446	3.20%	67,009	3.79%
Greater than $100,000	53,986	3.54%	39,861	3.26%	35,080	3.69%

Total interest-bearing deposits	$272,832	2.60%	$234,688	2.11%	$212,760	2.35%

Total deposits	$350,651		$299,745		$259,314

	Maturities of CD’s Greater than $100,000
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
	(in thousands)
At December 31, 2005	$11,818	$17,988	$7,820	$34,948	$72,574

Liquidity

Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, investment securities, and loans maturing within one year. As a result of the Bank’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ borrowing needs.

At December 31, 2005, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities, and loans maturing within one year were $92.5 million. At the end of 2005, approximately 21.4% or $80.9 million of the loan portfolio would mature or reprice within a one-year period. As of December 31, 2005, non-deposit sources of available funds totaled $50.3 million, which included $40.3 million available from the Federal Home Loan Bank (FHLB). During 2005, other borrowing activity included the repayment of five Fixed Rate Credit (FRC) advances totaling $35.0 million and three new FHLB advances. The three new FHLB advances included a FRC advance in the amount of $5.0 million with a six-month maturity, a FRC advance in the amount of $5.0 million with a two-year maturity and a FRC advance in the amount of $10.0 million with a two-month maturity. The Bank also borrowed Daily Rate Credit (DRC) advances during 2005 as an alternative to purchasing federal funds. At December 31, 2005, the Bank had $20.0 million in DRC advances outstanding.

Company Obligated Mandatorily Redeemable Capital Securities

On March 11, 2003, First National (VA) Statutory Trust I (Trust I), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2005 was 7.67%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of Trust I is $3.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2005 was 7.10%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

Trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. As of December 31, 2005, the total amount of trust preferred securities issued by the Trust was included in the Company’s Tier 1 capital.

Contractual Obligations

The impact that contractual obligations as of December 31, 2005 are expected to have on liquidity and cash flow in future periods is as follows:

	Contractual Obligations
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt	$50,223	$35,019	$15,039	$43	$122
Operating leases	238	51	55	31	101

Total	$50,461	$35,070	$15,094	$74	$223

The Company does not have any capital lease obligations, as classified under applicable FASB statements, or other purchase or long-term obligations.

Off-Balance Sheet Arrangements

The Company, through the Bank, is a party to credit related financial instruments with risk not reflected in the consolidated financial statements in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2005	2004
	(in thousands)
Commitments to extend credit	$64,596	$49,186
Stand-by letters of credit	8,801	5,254
Rate lock commitments	1,188	1,062

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary.

At December 31, 2005, the Bank had entered into locked-rate commitments to originate mortgage loans amounting to $1.2 million and did not have loans being held for sale. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a ratio of risk-weighted assets to total capital of 10.59% at December 31, 2005 and a ratio of risk-weighted assets to Tier 1 capital of 9.68%. Both of these exceed both the minimum capital requirement and the minimum to be well capitalized under prompt corrective action provisions adopted by the federal regulatory agencies.

The following table summarizes the Company’s Tier 1 capital, Tier 2 capital, risk-weighted assets and capital ratios at December 31, 2005, 2004 and 2003.

	Analysis of Capital At December 31,
	2005	2004	2003
	(dollars in thousands)
Tier 1 capital:
Common stock	$3,653	$3,655	$3,655
Surplus	1,465	1,465	1,465
Retained earnings	24,735	20,687	17,680
Trust preferred securities	8,000	8,000	3,000
Intangible assets	(87)	(95)	—

Total Tier 1 Capital	$37,766	$33,712	$25,800
Tier 2 capital:
Allowance for loan losses	3,528	2,877	2,547

Total Risk-Based Capital	$41,294	$36,589	$28,347

Risk-weighted assets	$389,999	$260,608	$325,136

Capital ratios:
Tier 1 Risk-Based Capital Ratio	9.68%	10.37%	9.90%
Total Risk-Based Capital Ratio	10.59%	11.25%	10.88%
Tier 1 Capital to Average Assets	8.20%	8.44%	7.77%

Repurchase of Common Stock and Stock Splits

On February 25, 2003, the Company purchased and retired 236,000 (as restated for two-for-one stock split) shares of outstanding common stock of the Company. The Board of Directors approved this purchase on February 19, 2003.

On April 16, 2003, the Board of Directors of the Company declared a two-for-one stock split of the Company’s common stock, including authorized and unissued shares. The stock split was payable on May 30, 2003 to shareholders of record as of April 30, 2003. After the stock split was completed, the Company had 4,000,000 shares of common stock authorized and 1,462,062 shares outstanding at a par value of $2.50 per share.

On March 16, 2005, the Board of Directors of the Company declared a two-for-one stock split of the Company’s common stock, including authorized and unissued shares. The stock split was payable on April 29, 2005 to shareholders of record as of March 30, 2005. As a result of the stock split, the Company had 8,000,000 shares of common stock authorized, at a par value of $1.25 per share, and 2,924,124 shares outstanding at April 29, 2005. Subsequent to the stock split, the Company purchased and retired 1,264 shares of its common stock, resulting in 2,922,860 shares outstanding at December 31, 2005.

Prior period financial information has been restated to reflect the stock splits.

Commitments and Unfunded Credits

The Company is a party to credit related financial instruments with risk not reflected in the consolidated financial statements in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and rate lock commitments which would impact the Company’s liquidity and capital resources to the extent customer’s accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. With the exception of these financial instruments, the Company has no financial instruments that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. The following table summarizes the Company’s commitments and unfunded credits on the dates indicated.

	Commitments and Unfunded Credits At December 31,
	2005	2004
	(in thousands)
Commitments to extend credit	$64,596	$49,186
Stand-by letters of credit	8,801	5,254
Rate lock commitments	1,188	1,062

See Note 12 to the consolidated financial statements, included in Item 8 of this Form 10-K for further discussion of the nature, business purpose and elements of risk involved with these financial instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board (“FASB”) Staff Position (FSP) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Company does not anticipate the amendment will have a material effect on its financial statements.

In May 2005, the FASB issued Statement No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The revision did not have any effect on the Company’s financial statements.

In December 2004, the FASB issued Statement No. 123 (Revised 2004) (SFAS No. 123R) “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005. The provisions of FAS 123R and SAB No. 107 do not have an impact on the Company’s results of operations at the present time.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Company or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Company. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Company’s financial statements.

QUARTERLY RESULTS

The table below lists the Company’s quarterly performance for the years ended December 31, 2005 and 2004.

	2005
	Fourth	Third	Second	First	Total
	(in thousands, except per share data)
Interest and dividend income	$7,117	$6,836	$6,273	$5,787	$26,013
Interest expense	2,756	2,552	2,330	2,148	9,786

Net interest income	$4,361	$4,284	$3,943	$3,639	$16,227
Provision for loan losses	258	169	166	245	838

Net interest income after provision for loan losses	$4,103	$4,115	3,777	3,394	15,389
Noninterest income	1,084	1,267	1,121	899	4,371
Noninterest expense	3,102	2,994	2,880	2,858	11,834

Income before income taxes	$2,085	$2,388	$2,018	$1,435	$7,926
Income tax expense	654	777	656	450	2,537

Net income	$1,431	$1,611	$1,362	$985	$5,389

Net income per share, basic and diluted	$0.49	$0.55	$0.46	$0.34	$1.84

	2004
	Fourth	Third	Second	First	Total
	(in thousands, except per share data)
Interest income	$5,552	$5,253	$4,923	$4,792	$20,520
Interest expense	1,972	1,832	1,733	1,683	7,220

Net interest income	$3,580	$3,421	$3,190	$3,109	$13,300
Provision for loan losses	142	220	285	163	810

Net interest income after provision for loan losses	$3,438	$3,201	$2,905	$2,946	$12,490
Noninterest income	1,029	1,032	1,492	878	4,431
Noninterest expense	2,699	2,733	2,828	2,523	10,783

Income before income taxes	$1,768	$1,500	$1,569	$1,301	$6,138
Income tax expense	534	494	500	404	1,932

Net income	$1,234	$1,006	$1,069	$897	$4,206

Net income per share, basic and diluted	$0.42	$0.34	$0.37	$0.31	$1.44

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

General

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s market risk is composed primarily of interest rate risk. The Company’s Funds Management Committee of the Board of Directors is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Board of Directors reviews and approves the guidelines established by the Funds Management Committee.

Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation and economic value simulation (net present value estimation). Each of these models measures changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate repricing values, is less utilized since it does not effectively measure the investment options risk impact on the Company. Earnings simulation and economic value models, which more effectively measure the cash flow impacts, are utilized by management on a regular basis and are explained below.

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

The flat interest rate scenario is utilized by the Company for rate shock scenarios when preparing the earnings simulation analysis. From this base, immediate, parallel rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on projected net income for the twelve months ended December 31, 2006 (fully tax-equivalent basis) for the Company using different rate scenarios:

Change in Yield Curve	Change in Net Income
(in thousands)
+200 basis points	$327
+100 basis points	220
Flat	—
-100 basis points	(261)
-200 basis points	(623)

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The following chart reflects the change in net market value over different rate environments at December 31, 2005:

Change in Yield Curve	Change in Economic Value of Equity
(in thousands)
+200 basis points	$3,361
+100 basis points	2,160
Flat	—
-100 basis points	(3,652)
-200 basis points	(9,240)

I tem 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

First National Corporation

Strasburg, Virginia

We have audited the accompanying consolidated balance sheets of First National Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the three years ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of operations and cash flows for the three years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Winchester, Virginia

January 26, 2006

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

December 31, 2005 and 2004

(in thousands, except share and per share data)

	2005	2004
Assets
Cash and due from banks	$9,762	$7,655
Interest-bearing deposits in banks	685	116
Securities available for sale, at fair value	71,078	63,366
Loans held for sale	—	190
Loans, net of allowance for loan losses, 2005, $3,528 2004, $2,877	374,322	320,197
Premises and equipment, net	13,919	12,175
Interest receivable	1,671	1,334
Other assets	3,551	3,792

Total assets	$474,988	$408,825

Liabilities & Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$82,534	$68,882
Savings and interest-bearing demand deposits	145,132	135,881
Time deposits	149,991	116,182

Total deposits	$377,657	$320,945
Federal funds purchased	8,217	6,313
Other borrowings	50,223	45,240
Company obligated mandatorily redeemable capital securities	8,248	8,248
Accrued expenses and other liabilities	1,252	1,979
Commitments and contingencies	—	—

Total liabilities	$445,597	$382,725

Shareholders’ Equity
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2005, 2,922,860 shares; 2004, 2,924,124 shares	$3,653	$3,655
Surplus	1,465	1,465
Retained earnings	24,735	20,687
Accumulated other comprehensive income (loss), net	(462)	293

Total shareholders’ equity	$29,391	$26,100

Total liabilities and shareholders’ equity	$474,988	$408,825

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three Years ended December 31, 2005

(in thousands, except per share data)

	2005	2004	2003
Interest and Dividend Income
Interest and fees on loans	$23,284	$17,875	$15,309
Interest on federal funds sold	19	29	47
Interest on deposits in banks	78	33	31
Interest and dividends on securities available for sale:
Taxable interest	2,079	2,096	1,944
Tax-exempt interest	409	395	341
Dividends	144	92	66

Total interest and dividend income	$26,013	$20,520	$17,738

Interest Expense
Interest on deposits	$7,091	$4,948	$5,009
Interest on federal funds purchased	152	38	2
Interest on company obligated mandatorily redeemable capital securities	495	261	100
Interest on other borrowings	2,048	1,973	1,658

Total interest expense	$9,786	$7,220	$6,769

Net interest income	$16,227	$13,300	$10,969

Provision for loan losses	838	810	705

Net interest income after provision for loan losses	$15,389	$12,490	$10,264

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Three years ended December 31, 2005

(in thousands, except per share data)

	2005	2004	2003
Noninterest Income
Service charges	$2,610	$2,665	$2,323
Fees for other customer services	1,443	1,081	769
Gains (losses) on sale of securities available for sale	(140)	—	69
Gains (losses) on sale of premises and equipment	(10)	387	(49)
Gain on sale of foreclosed real estate	19	—	—
Gains on sale of loans	302	172	372
Other operating income	147	126	141

Total noninterest income	$4,371	$4,431	$3,625

Noninterest Expense
Salaries and employee benefits	$6,375	$5,224	$4,538
Occupancy	721	714	519
Equipment	962	888	771
Advertising	290	380	340
Stationery and supplies	405	367	324
Telecommunications	197	235	217
Legal and professional fees	183	395	216
Other operating expense	2,701	2,580	2,160

Total noninterest expense	$11,834	$10,783	$9,085

Income before income taxes	$7,926	$6,138	$4,804
Provision for income taxes	2,537	1,932	1,503

Net income	$5,389	$4,206	$3,301

Earnings per common share, basic and diluted	$1.84	$1.44	$1.11

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three years ended December 31, 2005

(in thousands)

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$5,389	$4,206	$3,301
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	798	704	596
Origination of loans held for sale	(19,998)	(15,211)	(28,527)
Proceeds from sale of loans held for sale	20,490	15,311	30,129
Provision for loan losses	838	810	705
(Gains) losses on sale of securities available for sale	140	—	(69)
(Gains) losses on sale of premises and equipment	10	(387)	49
Gains on sale of loans	(302)	(172)	(372)
Gain on sale of foreclosed real estate	(19)	—	—
Accretion of security discounts	(22)	(24)	(25)
Amortization of security premiums	234	357	564
Deferred tax expense (benefit)	(238)	264	26
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(337)	56	13
(Increase) decrease in other assets	446	(534)	(602)
Increase (decrease) in accrued expenses and other liabilities	(575)	25	320

Net cash provided by operating activities	$6,854	$5,405	$6,108

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$13,760	$565	$4,118
Proceeds from maturities, calls, and principal payments of securities available for sale	10,757	17,467	19,451
Purchases of securities available for sale	(33,726)	(11,457)	(41,698)
Decrease in federal funds sold	—	—	2,791
Purchase of premises and equipment	(2,554)	(1,823)	(4,037)
Proceeds from sale of premises and equipment	2	816	330
Net increase in loans	(54,962)	(75,686)	(35,855)
Proceeds from sale of foreclosed real estate	289	—	—

Net cash used in investing activities	$(66,434)	$(70,118)	$(54,900)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three years ended December 31, 2005

(in thousands)

	2005	2004	2003
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$22,903	$33,217	$27,845
Net increase in time deposits	33,809	9,900	6,970
Proceeds from other borrowings	84,000	41,000	10,000
Principal payments on other borrowings	(79,017)	(32,314)	(50)
Proceeds from issuance of company obligated mandatorily redeemable capital securities	—	5,155	3,093
Cash dividends paid	(1,315)	(1,199)	(1,126)
Acquisition of common stock	(28)	—	(2,449)
Increase in federal funds purchased	1,904	5,806	507

Net cash provided by financing activities	$62,256	$61,565	$44,791

Increase (decrease) in cash and cash equivalents	$2,676	$(3,148)	$(4,001)

Cash and cash equivalents, beginning of year	7,771	10,919	14,920

Cash and cash equivalents, end of year	$10,447	$7,771	$10,919

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$9,591	$7,190	$6,833

Income taxes	$2,805	$1,450	$1,584

Supplemental Disclosures of Noncash Investing Activities
Unrealized loss on securities available for sale	$(1,145)	$(620)	$(724)

Transfer from loans to other real estate	$—	$270	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three years ended December 31, 2005

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2002	$3,950	$1,465	$17,659	$1,180		$24,254
Comprehensive income:
Net income	—	—	3,301	—	$3,301	3,301
Other comprehensive loss, net of tax, unrealized holding gains arising during the period (net of tax, $223)	—	—	—	—	(432)	—
Reclassification adjustment (net of tax, $24)	—	—	—	—	(45)	—

Other comprehensive income (net of tax, $247)	—	—	—	(477)	$(477)	(477)

Total comprehensive income					$2,824

Cash dividends ($0.39 per share)	—	—	(1,126)	—		(1,126)
Acquisition of 236,000 shares of common stock	(295)	—	(2,154)	—		(2,449)

Balance, December 31, 2003	$3,655	$1,465	$17,680	$703		$23,503
Comprehensive income:
Net income	—	—	4,206	—	$4,206	4,206
Other comprehensive loss, net of tax, unrealized holding losses arising during the period (net of tax, $210)	—	—	—	(410)	(410)	(410)

Total comprehensive income					$3,796

Cash dividends ($0.41 per share)	—	—	(1,199)	—		(1,199)

Balance, December 31, 2004	$3,655	$1,465	$20,687	$293		$26,100
Comprehensive income:
Net income	—	—	5,389	—	$5,389	5,389
Other comprehensive loss, net of tax, unrealized holding losses arising during the period (net of tax, $437)	—	—	—	—	(848)	—
Reclassification adjustment (net of tax, $47)	—	—	—		93	—

Other comprehensive income (net of tax, $390)	—	—	—	(755)	$(755)	(755)

Total comprehensive income					$4,634

Cash dividends ($0.45 per share)	—	—	(1,315)	—		(1,315)
Acquisition of 1,264 shares of common stock	(2)	—	(26)	—		(28)

Balance, December 31, 2005	$3,653	$1,465	$24,735	$(462)		$29,391

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 1. Nature of Banking Activities and Significant Accounting Policies

First National Corporation (the Company) is the financial holding company of First Bank (the Bank), First National (VA) Statutory Trust I (Trust I) and First National (VA) Statutory Trust II (Trust II). The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. The Bank owns First Bank Financial Services, Inc., which invests in partnerships that provide title insurance and investment services. The Bank provides commercial and personal loans, residential mortgages, credit cards, a variety of deposit products and personal trust and investment services to its customers in the northern Shenandoah Valley Region of Virginia.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to accepted practices within the banking industry.

Principles of Consolidation

The consolidated financial statements of First National Corporation include the accounts of all five companies. All material intercompany balances and transactions have been eliminated in consolidation, except for balances and transactions related to the Trusts. FASB Interpretation No. 46(R) requires that the Company no longer consolidate the Trusts. The subordinated debt of these Trusts is reflected as a liability of the Company.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company has defined cash equivalents as those amounts included in the balance sheet captions “Cash and due from banks and interest-bearing deposits in banks.”

Securities

Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. As of December 31, 2005 and 2004, all of the Company’s securities were classified as available for sale.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At December 31, 2005, there were no other than temporary declines in fair value. Gains and losses on the sale of securities are recorded on the settlement date and are determined using the specific identification method.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. The Company, through its banking subsidiary, requires a firm purchase commitment from a permanent investor before a loan can be closed, thus limiting interest rate risk. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

The Bank enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 60 days. The Bank protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Bank commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Bank is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Bank determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

Loans

The Company, through its banking subsidiary, grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by residential and commercial loans secured by real estate throughout the northern Shenandoah Valley region of Virginia. The ability of the Bank’s debtors to honor their contracts is subject to the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued and accredited to income based on the unpaid principal balance. Loan origination fees, net of certain origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on three basic principles of accounting: (i) Statement of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable, (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (iii) U.S. Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 102 “Selected Loan Loss Allowance Methodology and Documentation Issues,” which requires adequate documentation to support the allowance for loan losses estimate. For further information about the Company’s loans and the allowance for loan losses, see Notes 3 and 4.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses has two basic components: the specific allowance and the general allowance. Both of these components are determined based upon estimates that can and do change when the actual events occur. The allowance for loan losses is comprised of the sum of the specific allowance and the general allowance.

The specific allowance is used to individually allocate an allowance for larger balance, commercial, non-homogeneous loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, analysis of the borrower’s overall financial condition, resources and payment record; the prospects for support from financial guarantors; and the fair market value of collateral, net of selling costs are used to estimate the probability and severity of inherent losses. Second, historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and actual losses could differ from the estimates.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. The Bank does not separately identify individual consumer and residential loans for impairment disclosures.

The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans including residential mortgage loans, installment loans, other consumer loans and outstanding loan commitments. This formula is also used for the remaining pool of larger balance, non-homogeneous loans, which were not allocated a specific allowance upon impairment review. The general allowance begins with estimates of probable losses inherent in the loan portfolio based upon various statistical analyses. These include analysis of historical delinquency and loss experience over a five-year period, together with analyses that reflect current economic trends and conditions. The general allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent information, it could differ from the loss incurred in the future.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Premises and equipment are depreciated over their estimated useful lives ranging from three years to forty years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Software is amortized over its estimated useful life ranging from three to seven years. Depreciation and amortization are recorded on the straight-line method.

Costs of maintenance and repairs are charged to expense as incurred. Costs of replacing structural parts of major units are considered individually and are expensed or capitalized as the facts dictate. Gains and losses on routine dispositions are reflected in current operations.

Other Real Estate

Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The Company had no foreclosed real estate at December 31, 2005 and $270 thousand in foreclosed real estate at December 31, 2004.

Transfers of Financial Assets

Transfers of financial assets, including loan participations, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Earnings per share for prior periods has been restated to give retroactive effect of the Company’s two-for-one stock split declared March 16, 2005. The stock split was payable on April 29, 2005 to shareholders of record as of March 30, 2005. The average number of common shares outstanding used to calculate basic and diluted earnings per share were 2,923,404, 2,924,124 and 2,960,418 at December 31, 2005, 2004 and 2003, respectively.

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense incurred for 2005, 2004 and 2003 was $290 thousand, $380 thousand and $340 thousand, respectively.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) Staff Position (FSP) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Company does not anticipate the amendment will have a material effect on its financial statements.

In May 2005, the FASB issued Statement No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This revision did not have any effect on the Company’s financial statements.

In December 2004, the FASB issued Statement No. 123 (Revised 2004) (SFAS No. 123R) “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005. The provisions of FAS 123R and SAB No. 107 do not have an impact on the Company’s results of operations at the present time.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Company or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Company. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Company’s financial statements.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks which have no readily determinable market value. Amortized costs and fair values of securities available for sale as of December 31, 2005 and 2004, were as follows:

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
U.S. agency and mortgage-backed securities	$58,458	$24	$(891)	$57,591
Obligations of states and political subdivisions	9,829	121	(75)	9,875
Corporate equity securities	8	120	—	128
Restricted securities	3,484	—	—	3,484

	$71,779	$265	$(966)	$71,078

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
U.S. agency and mortgage-backed securities	$50,049	$431	$(224)	$50,256
Obligations of states and political subdivisions	9,885	195	(46)	10,034
Corporate equity securities	6	88	—	94
Restricted securities	2,982	—	—	2,982

	$62,922	$714	$(270)	$63,366

At December 31, 2005 and 2004, investments in an unrealized loss position that are temporarily impaired were as follows:

	2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
	(in thousands)
U.S. agency and mortgage- backed securities	$35,200	$(566)	$9,694	$(325)	$44,894	$(891)
Obligations of states and political subdivisions	2,438	(22)	1,410	(53)	3,848	(75)

	$37,638	$(588)	$11,104	$(378)	$48,742	$(966)

	2004
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
	(in thousands)
U.S. agency and mortgage-backed securities	$12,226	$(61)	$5,816	$(163)	$18,042	$(224)
Obligations of states and political subdivisions	2,463	(29)	532	(17)	2,995	(46)

	$14,689	$(90)	$6,348	$(180)	$21,037	$(270)

The tables above provide information about securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. All of the securities with unrealized losses are considered temporarily impaired and are a result of interest rate factors. These securities have not suffered credit deterioration and the Company has the ability to hold these issues until maturity. At December 31, 2005, there were thirty-two U.S. agency and mortgage-backed securities and twelve obligations of state and political subdivisions in an unrealized loss position. Ninety-eight percent of the Company’s investment portfolio had AAA credit ratings with a weighted-average repricing term of 3.6 years at December 31, 2005.

The amortized cost and fair value of securities available for sale as of December 31, 2005, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities and restricted securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,228	$1,230
Due after one year through five years	15,635	15,548
Due after five years through ten years	24,525	24,220
Due after ten years	26,899	26,468
Corporate equity securities	8	128
Restricted securities	3,484	3,484

	$71,779	$71,078

Proceeds from sales of securities available for sale during 2005, 2004 and 2003 were $13.8 million, $565 thousand and $4.1 million, respectively. Gross losses of $140 thousand were realized on those sales during 2005. There were no gains or losses on sales of securities during 2004 and gross gains of $69 thousand were realized on those sales during 2003.

Securities having a book value of $15.1 million and $8.7 million at December 31, 2005 and 2004 were pledged to secure public deposits and for other purposes required by law.

Note 3. Loans

Loans at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(in thousands)
Mortgage loans on real estate:
Construction	$49,748	$42,538
Secured by farm land	2,195	2,298
Secured by 1-4 family residential	99,442	94,960
Other real estate loans	148,805	111,505
Loans to farmers (except those secured by real estate)	1,818	449
Commercial and industrial loans (except those secured by real estate)	41,124	37,059
Consumer loans	29,444	31,075
Deposit overdrafts	196	338
All other loans	5,078	2,852

Total loans	$377,850	$323,074
Allowance for loan losses	3,528	2,877

Loans, net	$374,322	$320,197

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $300.2 million, or 80.2% of loans, net of the allowance for loan losses, and $251.3 million, or 78.5% of loans, net of the allowance for loan losses, at December 31, 2005 and 2004, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is dependent upon local economic conditions.

The Company has identified and is monitoring another concentration of credit risk. This concentration involves loans secured by hotels and motels, which totaled $31.2 million at December 31, 2005, representing 106.2% of total equity and 8.3% of loans, net of the allowance for loan losses. At December 31, 2004 this concentration totaled $24.8 million representing 95.1% of total equity and 7.8% of loans, net of the allowance for loan losses. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this identified risk during the years ending December 31, 2005, 2004 and 2003.

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(in thousands)
Balance at beginning of year	$2,877	$2,547	$2,162
Provision charged to operating expense	838	810	705
Loan recoveries	234	89	50
Loan charge-offs	(421)	(569)	(370)

Balance at end of year	$3,528	$2,877	$2,547

Information about impaired loans as of and for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004
	(in thousands)
Impaired loans for which an allowance has been provided	$49	$125
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$49	$125

Allowance provided for impaired loans included in the allowance for loan losses	$25	$26

Average balance in impaired loans	$102	$277

Nonaccrual loans excluded from impaired loan disclosure under SFAS 114 amounted to $153 thousand, $182 thousand and $171 thousand at December 31, 2005, 2004 and 2003, respectively. If interest on these loans had been accrued, such income would have approximated $19 thousand, $6 thousand and $12 thousand for 2005, 2004 and 2003, respectively. Loans past due greater than ninety days and still accruing interest at December 31, 2005, 2004 and 2003 totaled $487 thousand, $76 thousand and $464 thousand, respectively.

Note 5. Premises and Equipment

Premises and equipment are summarized as follows at December 31, 2005 and 2004:

	2005	2004
	(in thousands)
Land	$2,280	$2,280
Buildings and leasehold improvements	8,716	8,324
Furniture and equipment	6,192	7,714
Construction in process	1,794	655

	$18,982	$18,973
Less accumulated depreciation	5,063	6,798

	$13,919	$12,175

Depreciation expense included in operating expenses for 2005, 2004 and 2003 was $798 thousand, $704 thousand and $596 thousand, respectively.

Note 6. Deposits

The aggregate amount of time deposits, in denominations of $100 thousand or more, was $72.6 million and $45.3 million at December 31, 2005 and 2004, respectively.

At December 31, 2005, the scheduled maturities of time deposits were as follows:

(in thousands)
2006	$64,814
2007	33,430
2008	28,425
2009	11,629
2010	11,693

$149,991

Note 7. Other Borrowings

The Bank had unused lines of credit totaling $50.3 million and $44.5 million available with non-affiliated banks at December 31, 2005 and 2004, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta in which the Bank can borrow up to 19% of its assets.

At December 31, 2005 and 2004, the Bank had borrowings from the Federal Home Loan Bank system totaling $50.0 million and $45.0 million, respectively, which mature through March 17, 2008. The interest rate on these borrowings ranged from 3.15% to 5.52% and the weighted average rate was 4.28% at December 31, 2005. The Bank had collateral pledged on these borrowings at December 31, 2005 including real estate loans totaling $65.7 million, and Federal Home Loan Bank stock with a book value of $3.1 million.

The Bank had a $223 thousand note payable, secured by a deed of trust, for land purchased to construct a banking office, which requires monthly payments of $2 thousand, and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

The contractual maturities of other borrowings at December 31, 2005 were as follows:

(in thousands)
2006	$35,019
2007	5,019
2008	10,020
2009	21
2010	22
Later years	122

$50,223

Note 8. Company Obligated Mandatorily Redeemable Capital Securities

On March 11, 2003, First National (VA) Statutory Trust I (Trust I), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2005 was 7.67%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of Trust I is $3.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2005 was 7.10%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. As of December 31, 2005, the total amount of trust preferred securities issued by the Trusts can be included in the Company’s Tier 1 capital.

Note 9. Income Taxes

Net deferred tax assets (liabilities) consisted of the following components as of December 31, 2005 and 2004:

	2005	2004
	(in thousands)
Deferred Tax Assets
Allowance for loan losses	$1,075	$844
Interest on nonaccrual loans	10	3
Securities available for sale	238	—

	$1,323	$847

Deferred Tax Liabilities
Depreciation	554	546
Prepaid pension	56	92
Discount accretion	7	8
Loan origination costs, net	85	113
Securities available for sale	—	151
Other	57	—

	$759	$910

Net deferred tax asset (liability)	$564	$(63)

The provision for income taxes for the years ended December 31, 2005, 2004 and 2003 consisted of the following:

	2005	2004	2003
	(in thousands)
Current tax expense	$2,775	$1,668	$1,477
Deferred tax expense (benefit)	(238)	264	26

	$2,537	$1,932	$1,503

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2005, 2004 and 2003, due to the following:

	2005	2004	2003
	(in thousands)
Computed tax expense at statutory federal rate	$2,695	$2,087	$1,633
Increase (decrease) in income taxes resulting from:
Tax-exempt interest and dividend income	(169)	(164)	(134)
Other	11	9	4

	$2,537	$1,932	$1,503

Note 10. Funds Restrictions and Reserve Balance

Transfers of funds from the banking subsidiary to the parent Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2005, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent Company, without prior regulatory approval, totaled $6.4 million.

The Bank must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2005 and 2004, the aggregate amounts of daily average required balances were approximately $772 thousand and $561 thousand, respectively.

Note 11. Benefit Plans

The Bank has a noncontributory, defined benefit pension plan for all full-time employees over 21 years of age with at least one year of credited service. Benefits are generally based upon years of service and average compensation for the five highest-paid consecutive years of service. The Bank’s funding practice has been to make at least the minimum required annual contribution permitted by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The following table provides a reconciliation of the changes in the plan benefit obligation and the fair value of assets for the periods ended December 31, 2005 and 2004, computed as of October 1 of each respective year.

	2005	2004
	(in thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$3,682	$3,005
Service cost	195	150
Interest cost	221	195
Actuarial loss	200	381
Benefits paid	(126)	(49)

Benefit obligation, end of year	$4,172	$3,682

Changes in Plan Assets
Fair value of plan assets, beginning of year	$2,582	$1,468
Actual return on plan assets	268	151
Employer contributions	163	1,012
Benefits paid	(126)	(49)

Fair value of assets, end of year	$2,887	$2,582

Funded status	$(1,285)	$(1,100)
Unrecognized net actuarial loss	1,456	1,379
Unrecognized net obligation at transition	(28)	(34)
Unrecognized prior service cost	23	26

Net amount included in other assets	$166	$271

Accumulated benefit obligation	$2,060	$1,757

Weighted Average Assumptions Used to Determine Benefit Obligation as of December 31
Discount rate	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%

	2005	2004	2003
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$195	$150	$114
Interest cost	221	195	175
Expected return on plan assets	(196)	(132)	(122)
Amortization of prior service cost	3	3	3
Amortization of net obligation at transition	(6)	(6)	(6)
Recognized net actuarial loss	51	38	24

Net periodic benefit cost	$268	$248	$188

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost as of December 31
Discount rate	6.00%	6.50%	7.00%
Expected return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%

The plan sponsor selects the expected long-term rate of return on assets assumption in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience, which may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost.)

The pension plan’s weighted-average asset allocations at the end of the plan year for 2005 and 2004, by asset category were as follows:

	2005	2004
Asset Category
Mutual funds - fixed income	40%	41%
Mutual funds - equity	56%	55%
Other	4%	4%

Total	100%	100%

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 50% fixed income and 50% equities. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance for the implementation of the Plan’s investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the Trustee to administer the investments of the Trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the Trust.

The Company made cash contributions of $163 thousand and $270 thousand for the 2005 and 2004 plan years, respectively, and expects to contribute $295 thousand for the 2006 plan year. The accumulated benefit obligation for the defined benefit pension plan was $2.1 million and $1.8 million at December 31, 2005 and 2004, respectively.

Estimated future benefit payments, which reflect expected future service, as appropriate, were as follows at December 31, 2005:

(in thousands)
2006	$—
2007	20
2008	20
2009	25
2010	25
Years 2011-2015	253

The Company maintains a 401(k) plan for all eligible employees. Participating employees may elect to contribute up to 21% of their compensation subject to certain limits based on federal tax laws. Effective January 1, 2006, the Company makes matching contributions up to the first three percent of an employee’s compensation contributed to the Plan. The amount that the Company matches is contributed for the benefit of the respective employee to the employee stock ownership plan. Full-time employees who have completed six months of credited service are eligible. Both employee and employer contributions vest immediately. The Company has the discretion to make a profit sharing contribution to the Plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2005, 2004 and 2003, expense attributable to the Plan amounted to $98 thousand, $82 thousand and $69 thousand, respectively.

On January 1, 2000, the Company established its employee stock ownership plan (ESOP). The ESOP provides an opportunity for the Company to award shares of First National Corporation stock to employees at its discretion. Full-time employees who have completed six months of credited service are eligible. Participants become 100% vested after five years of credited service. The ESOP contains a put option which allows a withdrawing participant to require the Company or the ESOP to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of its distribution. In addition to the 401(k) matching contributions made by the Company to the ESOP, the Board of Directors may make discretionary contributions, within certain limitations prescribed by federal tax regulations. The Company made cash contributions to the Plan of $80 thousand during the year ended December 31, 2003. These contributions are included in salaries and benefits in the accompanying statements of income. No cash contributions were made to the Plan during the years ended December 31, 2005 and 2004. The ESOP held 24,654 shares as of December 31, 2005. All shares held by the ESOP are treated as outstanding for purposes of computing earnings per share.

On January 6, 1999, the Bank adopted a Director Split Dollar Life Insurance Plan. This Plan provides life insurance coverage to insurable directors of the Bank. The Bank owns the policies and is entitled to all values and proceeds. The Plan provides retirement benefits and the payment of benefits at the death of the insured director. The amount of benefits will be determined by the performance of the policies over the director’s life.

Note 12. Commitments and Unfunded Credits

The Company, through its banking subsidiary is a party to credit related financial instruments with risk not reflected in the consolidated financial statements in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2005	2004
	(in thousands)
Commitments to extend credit	$64,596	$49,186
Stand-by letters of credit	8,801	5,254
Rate lock commitments	1,188	1,062

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary.

At December 31, 2005, the Bank had entered into locked-rate commitments to originate mortgage loans amounting to $1.2 million and did not have loans being held for sale. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2005, exceeded the insurance limits of the Federal Deposit Insurance Corporation by $448 thousand.

Note 13. Stock Split

On March 16, 2005, the Board of Directors of the Company declared a two-for-one stock split of the Company’s common stock, including authorized and unissued shares. The stock split was payable on April 29, 2005 to shareholders of record as of March 30, 2005. As a result of the stock split, the Company had 8,000,000 shares of common stock authorized, at a par value of $1.25 per share, and 2,924,124 shares outstanding at April 29, 2005. Subsequent to the stock split, the Company purchased and retired 1,264 shares of its common stock, resulting in 2,922,860 shares outstanding at December 31, 2005. Prior period financial information has been restated to reflect the stock split, as appropriate.

Note 14. Transactions with Related Parties

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers.

At December 31, 2005 and 2004, these loans, which in the aggregate exceeded $60 thousand to the borrower, totaled $6.1 million and $4.8 million, respectively. During 2005, total principal additions were $6.3 million and total principal payments were $5.0 million.

Deposits from related parties held by the Bank at December 31, 2005 and 2004 amounted to $2.7 million and $2.0 million, respectively.

Note 15. Lease Commitments

The Company was obligated under noncancelable leases for banking premises. Total rental expense for operating leases for 2005, 2004 and 2003 was $76 thousand, $95 thousand and $72 thousand, respectively. Minimum rental commitments under noncancelable leases with terms in excess of one year as of December 31, 2005 were as follows:

Operating Leases
(in thousands)
2006	$51
2007	33
2008	22
2009	17
2010 and thereafter	115

Total minimum payments	$238

Note 16. Dividend Reinvestment Plan

The Company has in effect a Dividend Reinvestment Plan (DRIP) which provides an automatic conversion of dividends into common stock for enrolled shareholders. Stock is purchased on the open market on each dividend payable date.

Shares of common stock can be issued by the Company or purchased in the open market for the additional shares required for the DRIP. The Company purchased 6,051, 7,725 and 10,153 shares on the open market for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 17. Fair Value of Financial Instruments and Interest Rate Risk

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values.

Securities

For securities available for sale and held for investment purposes, fair values are based on quoted market prices or dealer quotes.

Loans Held for Sale

Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit Liabilities

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Borrowings

The carrying amounts of federal funds purchased and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of all other borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Commitments and Unfunded Credits

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2005 and 2004, fair value of loan commitments and standby letters of credit was immaterial.

The estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 were as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets
Cash and short-term investments	$10,447	$10,447	$7,771	$7,771
Securities	71,078	71,078	63,366	63,366
Loans, net	374,322	366,668	320,197	324,538
Loans held for sale	—	—	190	190
Accrued interest receivable	1,671	1,671	1,334	1,334

Financial Liabilities
Deposits	$377,657	$377,589	$320,945	$321,356
Federal funds purchased	8,217	8,217	6,313	6,313
Other borrowings	50,223	50,092	45,240	45,472
Company obligated mandatorily redeemable capital securities	8,248	8,247	8,248	8,289
Accrued interest payable	772	772	578	578

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 18. Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations) and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2005 and 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(amounts in thousands)
As of December 31, 2005:
Total Capital (to Risk Weighted Assets):
Company	$41,294	10.59%	$31,200	8.00%	N/A	N/A
Bank	$40,761	10.47%	$31,157	8.00%	$38,946	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$37,766	9.68%	$15,600	4.00%	N/A	N/A
Bank	$37,233	9.56%	$15,579	4.00%	$23,368	6.00%
Tier 1 Capital (to Average Assets):
Company	$37,766	8.20%	$18,415	4.00%	N/A	N/A
Bank	$37,233	8.10%	$18,394	4.00%	$22,992	5.00%

As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
Company	$36,589	11.25%	$26,011	8.00%	N/A	N/A
Bank	$36,010	11.09%	$25,969	8.00%	$33,134	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$33,712	10.37%	$13,005	4.00%	N/A	N/A
Bank	$33,133	10.21%	$12,984	4.00%	$19,880	6.00%
Tier 1 Capital (to Average Assets):
Company	$33,712	8.44%	$15,978	4.00%	N/A	N/A
Bank	$33,133	8.31%	$15,956	4.00%	$19,946	5.00%

Note 19. Parent Company Only Financial Statements

FIRST NATIONAL CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2005 and 2004

(in thousands)

	2005	2004
Assets
Cash	$83	$118
Investment in subsidiaries, at cost, plus undistributed net income	36,779	33,464
Other assets	834	810

Total assets	$37,696	$34,392

Liabilities and Shareholders’ Equity
Deferred income tax liability	$41	$30
Company obligated mandatorily redeemable capital securities	8,248	8,248
Other liabilities	16	14

Total liabilities	$8,305	$8,292

Common stock	$3,653	$3,655
Surplus	1,465	1,465
Retained earnings, which are substantially undistributed earnings of subsidiaries	24,735	20,687
Accumulated other comprehensive income (loss), net	(462)	293

Total shareholders’ equity	$29,391	$26,100

Total liabilities and shareholders’ equity	$37,696	$34,392

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Income

Three Years Ended December 31, 2005

(in thousands)

	2005	2004	2003
Income
Dividends from subsidiary	$1,700	$1,675	$3,849
Other	4	28	—

	$1,704	$1,703	$3,849

Expense
Interest expense	$495	$261	$100
Stationery and supplies	27	18	23
Legal and professional fees	22	27	29
Other	70	66	60

Total expense	$614	$372	$212

Income before allocated tax benefits and undistributed income of subsidiary	$1,090	$1,331	$3,637
Allocated income tax benefits	207	117	72

Income before equity in undistributed income of subsidiary	$1,297	$1,448	$3,709
Equity in undistributed (distributed) income of subsidiary	4,092	2,758	(408)

Net income	$5,389	$4,206	$3,301

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Cash Flows

Three Years Ended December 31, 2005

(in thousands)

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$5,389	$4,206	$3,301
Adjustments to reconcile net income to net cash provided by operating activities:
(Undistributed) distributed earnings of subsidiaries	(4,092)	(2,758)	408
(Increase) in other assets	(24)	(473)	(134)
Increase (decrease) in other liabilities	35	44	(14)

Net cash provided by operating activities	$1,308	$1,019	$3,561

Cash Flows from Financing Activities
Proceeds from issuance of company obligated mandatorily redeemable capital securities	$—	$5,155	$3,093
Distribution of capital to subsidiary	—	(5,000)	(3,000)
Cash dividends paid	(1,315)	(1,199)	(1,126)
Acquisition of common stock	(28)	—	(2,449)

Net cash used in financing activities	$(1,343)	$(1,044)	$(3,482)

Increase (decrease) in cash and cash equivalents	$(35)	$(25)	$79

Cash and Cash Equivalents
Beginning	118	143	64

Ending	$83	$118	$143

Supplemental Disclosures of Noncash Investing Activities, unrealized gain (loss) on securities available for sale	$32	$32	$(16)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this Item is set forth under the headings “Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics” and “Committees of the Board – Audit Committee” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”), which information is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this Item is set forth under the headings “Compensation Committee Interlocks and Insider Participation,” “Summary of Cash and Certain Other Compensation” and “Employment Agreements” in the Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is set forth under the heading “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement, which information is incorporated herein by reference.

The Company does not have any compensation plans or other arrangements under which equity securities are authorized for issuance.

Item 13. Certain Relationships and Related Transactions

Information required by this Item is set forth under the heading “Transactions with Directors and Officers” in the Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this Item is set forth under the headings “Fees of Independent Public Accountants” and “Pre-Approval Policies and Procedures” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	The response to this portion of Item 15 is included in Item 8 above.

	(2)	The response to this portion of Item 15 is included in Item 8 above.

	(3)	The following documents are attached hereto or incorporated herein by reference to Exhibits:

3.1	Articles of Incorporation, as restated in electronic format only as of March 30, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2005).

3.2	Bylaws, as restated in electronic format only as of February 1, 2006 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2006).

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

10.1	Employment Agreement, dated as of October 1, 2002, between the Company and Harry S. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002).

10.2	Employment Agreement, dated as of October 1, 2003, between the Company and J. Andrew Hershey (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.3	Employment Agreement, dated as of October 1, 2003, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.4	Employment Agreement, dated as of January 27, 2004, between the Company and M. Shane Bell.

10.5	Employment Agreement, dated as of December 16, 2004, between the Company and Marshall J. Beverly, Jr.

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2005).

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(All exhibits not incorporated herein by reference, including Exhibits 10.4, 10.5, 21.1 and 23.1, are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.)

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

Date: March 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Harry S. Smith President & Chief Executive Officer Director (principal executive officer)	Date: March 24, 2006

/s/ M. Shane Bell Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)	Date: March 24, 2006

/s/ Noel M. Borden Chairman of the Board of Directors	Date: March 24, 2006

/s/ Douglas C. Arthur Vice Chairman of the Board of Directors	Date: March 24, 2006

/s/ Dr. Byron A. Brill Director	Date: March 24, 2006

/s/ Elizabeth H. Cottrell Director	Date: March 24, 2006

/s/ Dr. James A. Davis Director	Date: March 24, 2006

/s/ Christopher E. French Director	Date: March 24, 2006

/s/ Charles E. Maddox, Jr. Director	Date: March 24, 2006

/s/ John K. Marlow Director	Date: March 24, 2006

/s/ W. Allen Nicholls Director	Date: March 24, 2006

/s/ Henry L. Shirkey Director	Date: March 24, 2006

/s/ James R. Wilkins, III Director	Date: March 24, 2006

EXHIBIT INDEX

Number	Document
3.1	Articles of Incorporation, as restated in electronic format only as of March 30, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2005).

3.2	Bylaws, as restated in electronic format only as of February 1, 2006 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2006).

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

10.1	Employment Agreement, dated as of October 1, 2002, between the Company and Harry S. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002).

10.2	Employment Agreement, dated as of October 1, 2003, between the Company and J. Andrew Hershey (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.3	Employment Agreement, dated as of October 1, 2003, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.4	Employment Agreement, dated as of January 27, 2004, between the Company and M. Shane Bell.

10.5	Employment Agreement, dated as of December 16, 2004, between the Company and Marshall J. Beverly, Jr.

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2005).

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.