Form 10-Q
period 2006-03-31
FIRST NATIONAL CORP /VA/
filed 2006-05-12
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 11, 2006, 2,922,860 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

Part I – Financial Information

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$9,039	$9,762
Interest-bearing deposits in banks	2,811	685
Securities available for sale, at fair value	70,054	71,078
Loans held for sale	164	—
Loans, net of allowance for loan losses, 2006, $3,670, 2005, $3,528	389,978	374,322
Premises and equipment, net	15,175	13,919
Interest receivable	1,810	1,671
Other assets	3,592	3,551

Total assets	$492,623	$474,988

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$86,871	$82,534
Savings and interest-bearing demand deposits	145,317	145,132
Time deposits	152,247	149,991

Total deposits	$384,435	$377,657
Federal funds purchased	2,455	8,217
Other borrowings	65,218	50,223
Company obligated mandatorily redeemable capital securities	8,248	8,248
Accrued expenses and other liabilities	1,886	1,252
Commitments and contingencies	—	—

Total liabilities	$462,242	$445,597

Shareholders’ Equity
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2,922,860 shares	$3,653	$3,653
Surplus	1,465	1,465
Retained earnings	25,896	24,735
Accumulated other comprehensive (loss), net	(633)	(462)

Total shareholders’ equity	$30,381	$29,391

Total liabilities and shareholders’ equity	$492,623	$474,988

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended March 31, 2006 and 2005

(in thousands, except per share data)

	(unaudited) March 31, 2006	(unaudited) March 31, 2005
Interest and Dividend Income
Interest and fees on loans	$6,636	$5,131
Interest on federal funds sold	1	7
Interest on deposits in banks	28	16
Interest and dividends on securities available for sale:
Taxable interest	654	496
Tax-exempt interest	106	106
Dividends	53	31

Total interest and dividend income	$7,478	$5,787

Interest Expense
Interest on deposits	$2,237	$1,449
Interest on federal funds purchased	77	27
Interest on company obligated mandatorily redeemable capital securities	147	108
Interest on other borrowings	658	564

Total interest expense	$3,119	$2,148

Net interest income	$4,359	$3,639
Provision for loan losses	85	245

Net interest income after provision for loan losses	$4,274	$3,394

Noninterest Income
Service charges	$663	$585
Fees for other customer services	471	269
Gains on sale of loans	45	56
Other operating income (loss)	43	(11)

Total noninterest income	$1,222	$899

Noninterest Expense
Salaries and employee benefits	$1,784	$1,525
Occupancy	199	175
Equipment	270	222
Advertising	82	76
Stationery and supplies	105	104
Other operating expense	817	756

Total noninterest expense	$3,257	$2,858

Income before income taxes	$2,239	$1,435
Provision for income taxes	727	450

Net income	$1,512	$985

Earnings per common share, basic and diluted	$0.52	$0.34

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three months ended March 31, 2006 and 2005

(in thousands)

	(unaudited) March 31, 2006	(unaudited) March 31, 2005
Cash Flows from Operating Activities
Net income	$1,512	$985
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Depreciation and amortization	230	184
Origination of loans held for sale	(3,924)	(3,927)
Proceeds from sale of loans available for sale	3,805	3,773
Provision for loan losses	85	245
Gains on sale of loans	(45)	(56)
Accretion of security discounts	(12)	(5)
Amortization of security premiums	45	71
Changes in assets and liabilities:
Increase in interest receivable	(139)	(92)
(Increase) decrease in other assets	48	(332)
Increase in accrued expenses and other liabilities	634	414

Net cash provided by operating activities	$2,239	$1,260

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$1,085	$1,215
Proceeds from maturities, calls, and principal payments of securities available for sale	1,987	1,961
Purchase of securities available for sale	(2,341)	(5,332)
Purchase of premises and equipment	(1,486)	(230)
Net increase in loans	(15,741)	(12,498)

Net cash used in investing activities	$(16,496)	$(14,884)

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$4,522	$5,115
Net increase in time deposits	2,256	4,798
Proceeds from other borrowings	39,100	37,000
Principal payments on other borrowings	(24,105)	(37,004)
Cash dividends paid	(351)	(322)
Increase (decrease) in federal funds purchased	(5,762)	3,723

Net cash provided by financing activities	$15,660	$13,310

Increase (decrease) in cash and cash equivalents	$1,403	$(314)

Cash and Cash Equivalents
Beginning	$10,447	$7,771
Ending	$11,850	$7,457

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three months ended March 31, 2006 and 2005

(in thousands)

	(unaudited) March 31, 2006	(unaudited) March 31, 2005
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,070	$2,106

Supplemental Disclosures of Noncash Investing Activities
Unrealized loss on securities available for sale	$(259)	$(781)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2006 and 2005

(in thousands, except share and per share data)

(unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2004	$3,655	$1,465	$20,687	$293		$26,100
Comprehensive income:
Net income	—	—	985	—	$985	985
Other comprehensive loss, net of tax, unrealized holding losses arising during the period (net of tax, $266)	—	—	—	(515)	(515)	(515)

Total comprehensive income					$470

Cash dividends ($0.11 per share)	—	—	(322)	—		(322)

Balance, March 31, 2005	$3,655	$1,465	$21,350	$(222)		$26,248

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Comprehensive Income	Total
Balance, December 31, 2005	$3,653	$1,465	$24,735	$(462)		$29,391
Comprehensive income:
Net income	—	—	1,512	—	$1,512	1,512
Other comprehensive loss, net of tax, unrealized holding losses arising during the period (net of tax, $88)	—	—	—	(171)	(171)	(171)

Total comprehensive income					$1,341

Cash dividends ($0.12 per share)	—	—	(351)	—		(351)

Balance, March 31, 2006	$3,653	$1,465	$25,896	$(633)		$30,381

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2006 and December 31, 2005, and the results of operations, cash flows and changes in shareholders’ equity for the three months ended March 31, 2006 and 2005. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Note 2. Securities

The Company invests in U.S agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks. Amortized costs and fair values of securities available for sale at March 31, 2006 and December 31, 2005 were as follows:

	(in thousands) March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$56,439	$5	$(1,129)	$55,315
Obligations of states and political subdivisions	10,275	110	(82)	10,303
Corporate equity securities	8	136	—	144
Restricted securities	4,292	—	—	4,292

	$71,014	$251	$(1,211)	$70,054

	(in thousands) December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$58,458	$24	$(891)	$57,591
Obligations of states and political subdivisions	9,829	121	(75)	9,875
Corporate equity securities	8	120	—	128
Restricted securities	3,484	—	—	3,484

	$71,779	$265	$(966)	$71,078

Notes to Consolidated Financial Statements

(unaudited)

At March 31, 2006 and December 31, 2005, investments in an unrealized loss position that are temporarily impaired were as follows:

	(in thousands) March 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$32,732	$(411)	$20,798	$(718)	$53,530	$(1,129)
Obligations of states and political subdivisions	2,713	(36)	1,417	(46)	4,130	(82)

	$35,445	$(447)	$22,215	$(764)	$57,660	$(1,211)

	(in thousands) December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$35,200	$(566)	$9,694	$(325)	$44,894	$(891)
Obligations of states and political subdivisions	2,438	(22)	1,410	(53)	3,848	(75)

	$37,638	$(588)	$11,104	$(378)	$48,742	$(966)

The tables above provide information about securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. All of the securities with unrealized losses are considered temporarily impaired and are a result of interest rate factors. These securities have not suffered credit deterioration and the Company has the ability to hold these issues until maturity. At March 31, 2006, there were forty-two U.S. agency and mortgage-backed securities and thirteen obligations of state and political subdivisions in an unrealized loss position. Ninety-eight percent of the Company’s investment portfolio had AAA credit ratings with a weighted-average repricing term of 4.2 years at March 31, 2006.

Note 3. Loans

Loans at March 31, 2006 and December 31, 2005 are summarized as follows:

	(in thousands)
	March 31, 2006	December 31, 2005
Mortgage loans on real estate:
Construction	$59,793	$49,748
Secured by farm land	2,525	2,195
Secured by 1-4 family residential	102,044	99,442
Other real estate loans	151,270	148,805
Loans to farmers (except those secured by real estate)	1,952	1,818
Commercial and industrial loans (except those secured by real estate)	42,628	41,124
Consumer loans	28,589	29,444
Deposit overdrafts	264	196
All other loans	4,583	5,078

Total loans	$393,648	$377,850
Allowance for loan losses	3,670	3,528

Loans, net	$389,978	$374,322

Notes to Consolidated Financial Statements

(unaudited)

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $315.6 million, or 80.9% of loans, net of the allowance for loan losses, and $300.2 million, or 80.2% of loans, net of the allowance for loan losses, at March 31, 2006 and December 31, 2005, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations may be affected by local economic conditions.

The Company has identified and is monitoring another concentration of credit risk. This concentration involves loans secured by hotels and motels, which totaled $32.3 million and $31.2 million at March 31, 2006 and December 31, 2005, respectively, representing 106.2% of total shareholders’ equity and 8.3% of loans, net of the allowance for loan losses for both periods. The ability of borrowers to meet their obligations may be affected by local economic conditions. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this identified concentration of credit risk during the three month period ended March 31, 2006 and the year ended December 31, 2005.

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the three months ended March 31, 2006 and 2005 and for the year ended December 31, 2005 were as follows:

	(in thousands)
	March 31, 2006	December 31, 2005	March 31, 2005
Balance at beginning of year	$3,528	$2,877	$2,877
Provision charged to operating expense	85	838	245
Loan recoveries	116	234	59
Loan charge-offs	(59)	(421)	(115)

Balance at end of period	$3,670	$3,528	3,066

Note 5. Other Borrowings

The Company had unused lines of credit totaling $44.3 million available with non-affiliated banks at March 31, 2006. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta under which the Bank can borrow up to 19% of its total assets.

At March 31, 2006, the Company had borrowings from the Federal Home Loan Bank system totaling $65.0 million which mature through March 17, 2008. The interest rate on these notes payable ranged from 3.15% to 5.52% and the weighted average rate was 4.73%. The Company had collateral pledged on these borrowings, including real estate loans totaling $68.0 million at March 31, 2006 and Federal Home Loan Bank stock and securities with a book value of $28.6 million at March 31, 2006.

At March 31, 2006, the Bank had a $218 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at March 31, 2006 and December 31, 2005 with the minimum regulatory guidelines were as follows:

			(dollars in thousands)
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2006:
Total Capital (to Risk Weighted Assets):
Consolidated	$42,598	10.50%	$32,445	8.00%	N/A	N/A
First Bank	$42,049	10.38%	$32,401	8.00%	$40,501	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$38,928	9.60%	$16,222	4.00%	N/A	N/A
First Bank	$38,379	9.48%	$16,200	4.00%	$24,301	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$38,928	8.12%	$19,186	4.00%	N/A	N/A
First Bank	$38,379	8.01%	$19,164	4.00%	$23,955	5.00%

At December 31, 2005:
Total Capital (to Risk Weighted Assets):
Consolidated	$41,294	10.59%	$31,200	8.00%	N/A	N/A
First Bank	$40,761	10.47%	$31,157	8.00%	$38,946	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$37,766	9.68%	$15,600	4.00%	N/A	N/A
First Bank	$37,233	9.56%	$15,579	4.00%	$23,368	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$37,766	8.20%	$18,415	4.00%	N/A	N/A
First Bank	$37,233	8.10%	$18,394	4.00%	$22,992	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On March 11, 2003, First National (VA) Statutory Trust I (Trust I), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2006 was 8.11%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of Trust I is $3.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2006 was 7.52%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. As of March 31, 2006, the total amount of trust preferred securities issued by the Trust can be included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three months ended March 31, 2006 and 2005 were as follows:

	For the three months ended March 31,
	2006	2005
Service cost	$59,264	$48,776
Interest cost	59,971	55,237
Expected return on plan assets	(57,848)	(49,095)
Amortization of net obligation at transition	(1,407)	(1,407)
Amortization of prior service cost	818	818
Amortization of net loss	12,985	12,630

Net periodic benefit cost	$73,783	$66,959

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2005, that it expected to contribute $295 thousand to its pension plan for the 2006 plan year. The Company did not make a contribution to the pension plan for the 2006 plan year during the three months ended March 31, 2006. The Company is planning to make the contribution for the 2006 plan year during the fourth quarter of 2006.

Notes to Consolidated Financial Statements

(unaudited)

In addition to the defined benefit pension plan, the Company maintains a 401(k) plan and an employee stock ownership plan for eligible employees. The Bank also maintains a Split Dollar Life Insurance Plan that provides life insurance coverage to insurable directors. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information about the Company’s benefit plans.

Note 9. Stock Split

On March 16, 2005, the Board of Directors of the Company declared a two-for-one stock split of the Company’s common stock, including authorized and unissued shares. The stock split was payable on April 29, 2005 to shareholders of record March 30, 2005. As a result of the stock split, the Company had 8,000,000 shares of common stock authorized, at a par value of $1.25 per share, and 2,924,124 shares outstanding at April 29, 2005. Subsequent to the stock split, the Company purchased and retired 1,264 shares of its common stock, resulting in 2,922,860 shares outstanding at March 31, 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company for the three months ended March 31, 2006 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q. The results of operations for the three month period ended March 31, 2006 may not be indicative of the results to be achieved for the year.

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

The Company’s primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s cost of funds is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid. Asset quality also affects the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses.

In addition to net interest income, noninterest income is another important source of revenue for the Company. Noninterest income is derived primarily from service charges on deposit accounts and commissions and fees from bank services. The Bank generates fee income by providing investment management and trust services to its clients.

For the three months ended March 31, 2006, net income was $1.5 million, an increase of $527 thousand or 53.5% compared to $985 thousand for the same period in 2005. The increase in earnings resulted primarily from a 19.8% increase in net interest income, a 65.3% decrease in the provision for loan losses and a 35.9% increase in noninterest income when comparing the periods. Net income per share, basic and diluted, increased $0.18 to $0.52 for the three months ended March 31, 2006 from $0.34 for the same period in 2005. The return on average assets was 1.28% for the first quarter of 2006, compared to 0.96% for the same period in 2005, while the return on average equity increased 529 basis points to 20.44% for the first quarter of 2006, compared to 15.15% for the same period in 2005.

Net interest income increased for the first quarter of 2006 compared to the same period in 2005 due to improvements in the net interest margin and growth in average interest-earning assets of 15.4%. The provision for loan losses decreased as a result of net recoveries on charged-off loans, a reduction in classified loans and improvements in delinquency ratios when comparing the periods. Noninterest income increased primarily as a result of increased fee income generated from other customer services, including trust, brokerage and check card services.

Total assets increased 3.7%, or $17.6 million, during the first quarter of 2006 to $492.6 million at March 31, 2006 from $475.0 million at December 31, 2005, primarily due to continued growth in the loan portfolio. Loans, net of the allowance for loan losses, increased 4.2% or $15.7 million to $390.0 million at March 31, 2006 from $374.3 million at December 31, 2005. Additional borrowings were needed to provide funding for loan growth, which exceeded deposit growth by $8.9 million during the first quarter of 2006. As a result, other borrowings and federal funds purchased combined increased $9.2 million. Deposits increased 1.8% or $6.8 million to $384.4 million at March 31, 2006 from $377.7 million at December 31, 2005.

Net interest income is a key factor that affects net income. Net interest income is not expected to increase at the same pace as recent growth rates in future periods. The Company’s ability to increase interest-earning assets and maintain the net interest margin will determine future increases in net interest income. Maintaining the net interest margin and achieving asset growth will be challenging due to increasing competition for loans and deposits in the market and anticipated changes in market rates. It will become more difficult to increase the size of the loan portfolio if economic expansion slows in the local market.

Other factors that impact net income are the provision for loan losses, noninterest income and noninterest expense. The loan loss provision is determined by asset quality, net charge-offs, loan growth and economic conditions. Economic conditions, which may not be as favorable in future periods, have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The Company does not anticipate significant increases in noninterest income in future periods as the Trust and Asset Management Department is not expected to grow trust fee income as rapidly in 2006. Fees are generated from loan and deposit transactions, brokerage services and trust and asset management fees. Fee income from these services is affected by customer behavior and the Company’s ability to obtain new customer accounts. Noninterest expenses are anticipated to increase in future periods due to the Company’s plans to expand the retail branch system in its current market area.

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward- looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage growth or implement growth strategies if the Company is unable to identify attractive markets, locations or opportunities to expand in the future;

•	maintaining cost controls and asset qualities as new branches are opened;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	the successful management of interest rate risk;

•	changes in general economic and business conditions in the market area;

•	risks inherent in the loan portfolio such as repayment risks, fluctuating collateral values and concentrations;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	changes in banking and other laws and regulations applicable to the Company;

•	maintaining capital levels adequate to support growth;

•	changing trends in customer profiles and behavior;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Company; and

•	other factors identified in Item 1A, “Risk Factors”, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward- looking statements. In addition, past results of operations do not necessarily indicate future results.

Non-GAAP Financial Measures

The Company measures the net interest margin as an indicator of profitability. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax-equivalent net interest income is considered in the calculation of this ratio. Tax-equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2006 and 2005 is 34%. The reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	(in thousands)
	March 31, 2006	March 31, 2005
GAAP measures:
Interest income - loans	$6,636	$5,131
Interest income - investments and other	842	656
Interest expense - deposits	2,237	1,449
Interest expense - other borrowings	658	564
Interest expense - other	224	135

Total net interest income	$4,359	$3,639

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$13	$19
Tax benefit realized on non-taxable interest income - municipal securities	54	55

Total tax benefit realized on non-taxable interest income	$67	$74

Total tax-equivalent net interest income	$4,426	$3,713

Critical Accounting Policies

General

The Company’s financial statements and related notes are prepared in accordance with GAAP. The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from the historical factors used. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of transactions would be the same, the timing of events that would impact transactions could change. For further information about the Bank’s loans and the allowance for loan losses, see Notes 3 and 4 to consolidated financial statements, included in Item 1 of this Form 10-Q.

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

Lending Policies

General

The principal risk associated with each of the categories of loans in the Bank’s portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased, depending on prevailing economic conditions. The risk associated with real estate mortgage loans and commercial and consumer loans varies, based on economic conditions, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies, based on the supply and demand for the type of real estate under construction.

In an effort to manage the risk, the Bank’s loan policy authorizes loan amount approval limits for individual loan officers based on their position within the Bank and level of experience. The Bank’s Board of Directors and its Loan Committee have authority to approve all loan relationships greater than $1.3 million. The President & CEO and the Executive Vice President—Loan Administration can combine their lending limits to approve loan relationships up to $1.3 million. All loan relationships greater than $750 thousand are reported to the Board or its Loan Committee. The Loan Committee consists of six non-management directors and the President & CEO. The Committee approves the Bank’s Loan Policy and reviews loans that have been charged-off. It also reviews the allowance for loan loss adequacy calculation as well as the loan watch list and other management reports. The Committee meets on a monthly basis and the Chairman of the Committee then reports to the Board of Directors.

Residential loan originations are primarily generated by the Bank’s loan officer solicitations, referrals by real estate professionals, and customers. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by the Bank’s loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial or residential rental real estate is involved, information is also obtained concerning cash flow available for debt service. Loan quality is analyzed based on the Bank’s experience and credit underwriting guidelines as well as the guidelines issued by the purchasers of loans, depending on the type of loan involved. Real estate collateral is appraised by independent fee appraisers who have been pre-approved by the Executive Vice President—Loan Administration.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At March 31, 2006, commercial loans not secured by real estate totaled $42.6 million, or 10.8% of gross loans, as compared to $41.1 million, or 10.9%, at December 31, 2005.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At March 31, 2006, commercial real estate loans totaled $153.8 million or 39.1% of the Bank’s gross loans, as compared to $151.0 million, or 40.0%, at December 31, 2005. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less in many cases. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrower’s principal owners and carefully evaluates the location and environmental condition of the real estate collateral.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at March 31, 2006 and December 31, 2005, were $59.8 million, or 15.2% of gross loans, and $49.7 million, or 13.2% of gross loans, respectively. The majority of these loans have an average life of approximately one year and reprice monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. Typically, the Bank obtains a first lien on the property as security for its construction loans, requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

Residential Real Estate Lending

Residential lending activity may be generated by the Bank’s loan officer solicitations, referrals by real estate professionals, and bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Executive Vice President-Loan Administration.

Typically, the Bank originates all fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At March 31, 2006, $102.0 million, or 25.9%, of the Bank’s loan portfolio consisted of one-to-four-family residential real estate loans as compared to $99.4 million, or 26.3%, at December 31, 2005.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and, if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Bank does require escrows for real estate taxes and insurance for secondary market loans.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, and credit card loans. At March 31, 2006, the Bank had consumer loans, including deposit overdraft balances, of $28.9 million, or 7.3% of gross loans, as compared to $29.6 million, or 7.8%, at December 31, 2005.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on earning assets, predominately loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings and trust preferred securities. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax equivalent net interest income by average earning assets. The provision for loan losses, noninterest income and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts; fees charged for other customer services; gains from loans held for sale; general and administrative expenses; and income tax expense.

Comparing the quarter ended March 31, 2006 to the same period in 2005, net income increased 53.5% to $1.5 million from $985 thousand. This increase was a result of an increase in net interest income of 19.8%, a decrease in the provision for loan losses of 65.3% and an increase in noninterest income of 35.9% for the same periods. These increases were offset by an increase in noninterest expenses of 14.0%.

Net income is not anticipated to increase in future periods at the same rate as recent periods due to the following factors. The Company expects slower balance sheet growth resulting from slowing economic expansion in the local market. Net income will most likely be affected by a decreasing net interest margin resulting from market rates and pricing competition for loans and deposits. Finally, the Company plans to expand the retail banking network, which will increase noninterest expenses.

Net Interest Income

Net interest income was $4.4 million for the first quarter of 2006, which was an increase of $720 thousand or 19.8% over $3.6 million for the same period in 2005. Continued growth in average earning assets, predominantly in the loan portfolio, and improvement in the net interest margin resulted in the increase in net interest income. The net interest margin for the first quarter of 2006 was 3.95%, 12 basis points higher when compared to 3.83% for the same period of 2005. Increasing market rates combined with balance sheet management over the last 12 months had a positive impact on the net interest margin when comparing the periods.

The Company does not anticipate significant changes in net interest income resulting from market rate changes during the next 12 months based on the interest rate sensitivity analysis included in Item 3 (Quantitative and Qualitative Disclosures about Market Risk) below. However, the Company does not expect net interest income to continue increasing at the same pace as recent growth rates in future periods due to management expectations that the market area will experience slower economic expansion. Slowing economic expansion directly impacts the Company’s ability to increase the size of the loan portfolio. Other factors that may slow the growth of net interest income in future periods include net interest margin pressures caused by changing market rates and pricing competition for loans and deposits.

Noninterest Income

Noninterest income increased 35.9% to $1.2 million for the three months ended March 31, 2006 compared to $899 thousand for the same period in 2005. This increase was primarily due to increased fee income from other customer services, which increased 75.1% to $471 thousand for the three months ended March 31, 2006 compared to $269 thousand for the same period in 2005. When comparing the periods, fee income from trust and asset management services increased $125 thousand to $140 thousand for the first quarter of 2006 due to the addition of the Trust and Asset Management Department in the first quarter of 2005. Increases in fee income from brokerage services and check card fees also contributed to the increase in fees from other customer services.

The Company does not anticipate noninterest income to increase in future periods at recent growth rates. This is primarily due to the rapid growth of trust and asset management fee income in 2005, which is expected to slow during 2006.

Noninterest Expense

For the three months ended March 31, 2006, noninterest expense increased 14.0% to $3.3 million compared to $2.9 million for the same period in 2005. Salaries and employee benefits increased over the comparable period of 2005, as a result of salary increases and hiring additional employees to support business development. All other noninterest expense categories remained near prior year levels when comparing the periods. Noninterest expenses are anticipated to increase in future periods as a result of the Company’s plans to expand the retail branch network within its current market area.

Income Taxes

The Company has adopted FASB Statement No. 109, “Accounting for Income Taxes”. The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three month periods ended March 31, 2006 and 2005. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. The effective income tax rate for the three months ended March 31, 2006 and 2005 was 32.5% and 31.4%, respectively. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Financial Condition

General

Total assets increased 3.7% during the first three months of 2006 primarily due to continued growth in the loan portfolio. Loans, net of the allowance for loan losses, increased $15.7 million or 4.2% to $390.0 million at March 31, 2006 from $374.3 million at December 31, 2005. Additional borrowings from the Federal Home Loan Bank (FHLB) and an increase in deposits funded the Company’s asset growth during the three months ended March 31, 2006. FHLB borrowings increased to $65.0 million at March 31, 2006 from $50.0 million at December 31, 2005. Deposits increased $6.8 million to $384.4 million at March 31, 2006 from $377.7 million at December 31, 2005. Federal funds purchased, which represent an additional overnight funding source, totaled $2.5 million at March 31, 2006. The Company expects slower economic expansion of its market in future periods. As a result, loan and deposit balances are not anticipated to increase at the same level as recent growth rates.

Loans

The Bank is an active lender with a loan portfolio that includes commercial and residential real estate loans, commercial loans, consumer loans (both installment and credit card), real estate construction loans and home equity loans. The Bank’s lending activity is concentrated on individuals, small and medium-sized businesses and local governmental entities in its market area. As a provider of community-oriented financial services, the Bank does not attempt to geographically diversify its loan portfolio by undertaking significant lending activity outside its market area.

Asset Quality

Asset quality remained strong during the first quarter of 2006 as nonperforming assets decreased to $473 thousand at March 31, 2006 from $689 thousand at December 31, 2005, representing 12.9% and 19.5% of the allowance for loan losses at March 31, 2006 and December 31, 2005, respectively. Net recoveries of $57 thousand were reported for the first quarter of 2006, compared to net charge-offs of $55 thousand for the same period of 2005. The net recoveries, a reduction in classified loans and improvements in delinquency rates resulted in a lower loan loss provision of $85 thousand for the first quarter of 2006 compared to $245 thousand for the same period in 2005.

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $3.7 million at March 31, 2006 and $3.5 million at December 31, 2005, representing 0.93% of total loans for both periods. The increase in the total allowance for loan losses was reflective of growth in the loan portfolio.

Management classifies as non-performing assets both loans on which payment has been delinquent 90 days or more, and for which there is a risk of loss to either principal or interest, and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had no foreclosed real estate at March 31, 2006 and December 31, 2005.

Impaired loans of $49 thousand at March 31, 2006 and December 31, 2005 have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $25 thousand at March 31, 2006 and December 31, 2005. The average recorded investment in impaired loans during the three months ended March 31, 2006 and the year ended December 31, 2005 was $49 thousand and $102 thousand, respectively.

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover any losses inherent within the loan portfolio. For each period presented, the provision for loan losses charged to expense was based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management considers economic conditions, historical loss factors, past due percentages, internally generated loan quality reports and other relevant factors when evaluating the loan portfolio. There can be no assurance, however, that an additional provision for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers. For further discussion regarding the allowance for loan losses, see “Critical Accounting Policies” above.

Securities

Securities at March 31, 2006 were $70.1 million, a slight decrease from $71.1 million at December 31, 2005. The Company does not expect significant fluctuations in the securities portfolio in future periods. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of March 31, 2006, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits were $384.4 million at March 31, 2006, an increase of $6.8 million or 1.8% from $377.7 million at December 31, 2005, contributing less than needed to fund the $17.6 million in asset growth for the first quarter of 2006. Additional funds needed to fund asset growth were obtained from other borrowings. The deposit mix remained consistent with prior periods as noninterest-bearing demand deposits, savings and interest-bearing demand deposits and time deposits comprised 22.6%, 37.8% and 39.6%, respectively, of total deposits at March 31, 2006, compared to 21.9%, 38.4% and 39.7%, at December 31, 2005. The Company does not expect significant changes in the deposit mix in future periods. Although the Company plans to fund future asset growth with deposits, it recognizes that changes in economic conditions and increasing competition will create challenges.

Liquidity

Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or with borrowings from correspondent banks or other deposit markets. Liquid assets include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, investment securities and loans maturing within one year. As a result of the Bank’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ borrowing needs.

At March 31, 2006, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year were $94.0 million. At March 31, 2006, approximately 20.5% or $80.7 million of the loan portfolio would mature or reprice within one-year. At March 31, 2006, non-deposit sources of available funds totaled $44.3 million, which included $28.5 million available from FHLB. During the first three months of 2006, the Bank borrowed Daily Rate Credit (DRC) advances as an alternative to purchasing federal funds. At March 31, 2006, the Bank had $35.0 million in DRC advances outstanding.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 10.50% at March 31, 2006 and a ratio of Tier 1 capital to risk-weighted assets of 9.60%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

Off-Balance Sheet Arrangements

In the normal course of business to meet the financing needs of its customers, the Company, through the Bank, is a party to credit related financial instruments with risk not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

Commitments to extend credit, which amounted to $67.6 million at March 31, 2006, and $64.6 million at December 31, 2005, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2006 and December 31, 2005, the Company had $8.6 million and $8.8 million, respectively, in outstanding standby letters of credit.

At March 31, 2006 and December 31, 2005, the Company had entered into locked-rate commitments to originate mortgage loans amounting to $4.8 million and $1.2 million, respectively. The Company had loans held for sale of $164 thousand at March 31, 2006 and no loans held for sale at December 31, 2005. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $4.9 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) released Proposed Statement of Financial Accounting Standards, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R).” The proposal would require a company to move its current footnote disclosure of its overfunded or underfunded defined benefit pension plans and other postretirement plans to its balance sheet. It would also require the measurement of plan assets and obligations at the balance sheet date rather than the current 90-day window for measurement ending on the balance sheet date. Future changes in the funding status would be reflected in other comprehensive income. Any transition assets or obligations resulting from the implementation of SFAS No. 106 or SFAS No. 87, whose balance is currently being amortized or accrued on the balance sheet, would be fully adjusted into the opening balance of retained earnings and further amortization or accrual would cease. Finally, any previous gains or losses and prior service costs and credits would be recognized through other comprehensive income at adoption. If adopted, the Statement will be effective for fiscal years ending after December 15, 2006. The Company does not expect the proposed Statement to have a material impact on its results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs. Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

In January 2006, the FASB released its exposure draft of Proposed Statement of Financial Accounting Standards, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” The proposed Statement would create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as those changes occur. Pursuant to electing the fair value option, an entity would report its financial assets and financial liabilities at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities subsequently measured using another measurement attribute on the face of the balance sheet. To accomplish separate reporting, an entity would either (a) display separate line items for the fair value and non-fair-value carrying amounts or (b) present the aggregate of those fair value and non-fair-value amounts and disclose parenthetically the amount of fair value included in the aggregate amount. The proposed Statement would also require an entity to provide information that would allow users to understand the effect on earnings of changes in the fair values of assets and liabilities subsequently measured at fair value as a result of a fair value election. Adoption of this proposed Statement would be required as of the beginning of the first fiscal year that begins after December 15, 2006. The Company does not expect the proposed Statement to have a material impact on its financial statements.

In November 2005, the FASB Staff Position (FSP) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The amendment did not have a material effect on the Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s market risk is composed primarily of interest rate risk. The Funds Management Committee of the Company’s Board of Directors is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Board of Directors reviews and approves the guidelines established by the Funds Management Committee.

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

The flat interest rate scenario is utilized by the Company for rate shock scenarios when preparing the earnings simulation analysis From this base, immediate, parallel rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on projected net income for the twelve months ending March 31, 2007 (fully tax-equivalent basis) for the Company using different rate scenarios:

Change in Yield Curve	(in thousands) Change in Net Income
+200 basis points	$493
+100 basis points	247
Flat	—
- 100 basis points	(280)
- 200 basis points	(644)

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The following chart reflects the change in net market value over different rate environments at March 31, 2006:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$2,238
+100 basis points	1,280
Flat	—
- 100 basis points	(3,030)
- 200 basis points	(7,525)

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Harry S. Smith	May 11, 2006
President and Chief Executive Officer	Date

/s/ M. Shane Bell	May 11, 2006
Executive Vice President and Chief Financial Officer	Date

EXHIBIT INDEX

Number	Document
31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350