Form 10-Q
period 2006-06-30
FIRST NATIONAL CORP /VA/
filed 2006-08-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 11, 2006, 2,922,860 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

Part I – Financial Information

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash and due from banks	$13,232	$9,762
Interest-bearing deposits in banks	2,472	685
Securities available for sale, at fair value	66,864	71,078
Loans held for sale	858	—
Loans, net of allowance for loan losses, 2006, $3,770, 2005, $3,528	405,239	374,322
Premises and equipment, net	16,307	13,919
Interest receivable	1,679	1,671
Other assets	3,981	3,551

Total assets	$510,632	$474,988

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$83,725	$82,534
Savings and interest-bearing demand deposits	131,824	145,132
Time deposits	188,914	149,991

Total deposits	$404,463	$377,657
Federal funds purchased	220	8,217
Other borrowings	65,214	50,223
Company obligated mandatorily redeemable capital securities	8,248	8,248
Accrued expenses and other liabilities	1,489	1,252
Commitments and contingencies	—	—

Total liabilities	$479,634	$445,597

Shareholders’ Equity
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2,922,860 shares	$3,653	$3,653
Surplus	1,465	1,465
Retained earnings	27,025	24,735
Accumulated other comprehensive (loss), net	(1,145)	(462)

Total shareholders’ equity	$30,998	$29,391

Total liabilities and shareholders’ equity	$510,632	$474,988

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended June 30, 2006 and 2005

(in thousands, except per share data)

	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)
Interest and Dividend Income
Interest and fees on loans	$7,282	$5,581
Interest on federal funds sold	1	2
Interest on deposits in banks	32	19
Interest and dividends on securities available for sale:
Taxable interest	633	526
Tax-exempt interest	106	102
Dividends	60	43

Total interest and dividend income	$8,114	$6,273

Interest Expense
Interest on deposits	$2,623	$1,632
Interest on federal funds purchased	91	39
Interest on company obligated mandatorily redeemable capital securities	158	119
Interest on other borrowings	779	540

Total interest expense	$3,651	$2,330

Net interest income	$4,463	$3,943
Provision for loan losses	84	166

Net interest income after provision for loan losses	$4,379	$3,777

Noninterest Income
Service charges	$699	$661
Fees for other customer services	489	361
(Losses) on sale of premises and equipment	—	(11)
Gains on sale of loans	52	55
Net gains on sale of securities available for sale	3	18
Other operating income	44	37

Total noninterest income	$1,287	$1,121

Noninterest Expense
Salaries and employee benefits	$1,855	$1,586
Occupancy	190	182
Equipment	298	225
Advertising	105	69
Stationery and supplies	140	86
Other operating expense	889	732

Total noninterest expense	$3,477	$2,880

Income before income taxes	$2,189	$2,018
Provision for income taxes	709	656

Net income	$1,480	$1,362

Earnings per common share, basic and diluted	$0.50	$0.47

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Six months ended June 30, 2006 and 2005

(in thousands, except per share data)

	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)
Interest and Dividend Income
Interest and fees on loans	$13,918	$10,712
Interest on federal funds sold	2	9
Interest on deposits in banks	60	35
Interest and dividends on securities available for sale:
Taxable interest	1,287	1,022
Tax-exempt interest	212	208
Dividends	113	74

Total interest and dividend income	$15,592	$12,060

Interest Expense
Interest on deposits	$4,860	$3,081
Interest on federal funds purchased	168	66
Interest on company obligated mandatorily redeemable capital securities	305	227
Interest on other borrowings	1,437	1,104

Total interest expense	$6,770	$4,478

Net interest income	$8,822	$7,582
Provision for loan losses	169	411

Net interest income after provision for loan losses	$8,653	$7,171

Noninterest Income
Service charges	$1,362	$1,246
Fees for other customer services	960	630
(Losses) on sale of premises and equipment	—	(11)
Gains on sale of loans	97	111
Net gains on sale of securities available for sale	3	18
Other operating income	87	26

Total noninterest income	$2,509	$2,020

Noninterest Expense
Salaries and employee benefits	$3,639	$3,111
Occupancy	389	357
Equipment	568	447
Advertising	187	145
Stationery and supplies	245	190
Other operating expense	1,706	1,488

Total noninterest expense	$6,734	$5,738

Income before income taxes	$4,428	$3,453
Provision for income taxes	1,436	1,106

Net income	$2,992	$2,347

Earnings per common share, basic and diluted	$1.02	$0.80

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Six months ended June 30, 2006 and 2005

(in thousands)

	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$2,992	$2,347
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Depreciation and amortization	473	372
Origination of loans held for sale	(7,736)	(7,391)
Proceeds from sale of loans available for sale	6,975	7,232
Provision for loan losses	169	411
Gains on sale of securities available for sale	(3)	(18)
Losses on sale of bank premises and equipment	—	11
Gains on sale of loans	(97)	(111)
Gain on sale of foreclosed real estate	—	(8)
Accretion of security discounts	(24)	(10)
Amortization of security premiums	84	133
Changes in assets and liabilities:
Increase in interest receivable	(8)	(186)
Increase in other assets	(77)	(166)
Increase (decrease) in accrued expenses and other liabilities	237	(13)

Net cash provided by operating activities	$2,985	$2,603

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$2,974	$3,948
Proceeds from maturities, calls, and principal payments of securities available for sale	4,378	5,446
Purchase of securities available for sale	(4,231)	(12,780)
Purchase of premises and equipment	(2,861)	(903)
Net increase in loans	(31,086)	(33,579)
Proceeds from sale of foreclosed real estate	—	278

Net cash used in investing activities	$(30,826)	$(37,590)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and savings accounts	$(12,117)	$18,154
Net increase in time deposits	38,923	15,539
Proceeds from other borrowings	81,100	33,000
Principal payments on other borrowings	(66,109)	(23,009)
Cash dividends paid	(702)	(643)
Acquisition of common stock	—	(28)
Decrease in federal funds purchased	(7,997)	(5,319)

Net cash provided by financing activities	$33,098	$37,694

Increase in cash and cash equivalents	$5,257	$2,707

Cash and Cash Equivalents
Beginning	$10,447	$7,771
Ending	$15,704	$10,478

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Six months ended June 30, 2006 and 2005

(in thousands)

	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$6,437	$4,338

Income taxes	$1,647	$1,065

Supplemental Disclosures of Noncash Investing Activities
Unrealized loss on securities available for sale	$(1,035)	$(369)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2006 and 2005

(in thousands, except share and per share data)

(unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2004	$3,655	$1,465	$20,687	$293		$26,100
Comprehensive income:
Net income	—	—	2,347	—	$2,347	2,347
Other comprehensive loss, net of tax, unrealized holding losses arising during the period (net of tax, $119)	—	—	—	—	(232)	—
Reclassification adjustment (net of tax, $6)	—	—	—	—	(12)	—

Other comprehensive loss (net of tax, $125)	—	—	—	(244)	(244)	(244)

Total comprehensive income					$2,103

Cash dividends ($0.22 per share)	—	—	(643)	—		(643)
Acquisition of 1,264 shares of common stock	(2)	—	(26)	—		(28)

Balance, June 30, 2005	$3,653	$1,465	$22,365	$49		$27,532

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Comprehensive Income	Total
Balance, December 31, 2005	$3,653	$1,465	$24,735	$(462)		$29,391
Comprehensive income:
Net income	—	—	2,992	—	$2,992	2,992
Other comprehensive loss, net of tax, unrealized holding losses arising during the period (net of tax, $351)	—	—	—	—	(681)	—
Reclassification adjustment (net of tax, $1)	—	—	—	—	(2)	—

Other comprehensive loss (net of tax, $352)	—	—	—	(683)	(683)	(683)

Total comprehensive income					$2,309

Cash dividends ($0.24 per share)	—	—	(702)	—		(702)

Balance, June 30, 2006	$3,653	$1,465	$27,025	$(1,145)		$30,998

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2006 and December 31, 2005, the results of operations for the three and six month periods ended June 30, 2006 and 2005 and cash flows and changes in shareholders’ equity for the six months ended June 30, 2006 and 2005. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Note 2. Securities

The Company invests in U.S agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks. All of the Company’s securities were classified as available for sale at June 30, 2006 and December 31, 2005. Amortized costs and fair values were as follows:

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
U.S. agency and mortgage-backed securities	$54,474	$2	$(1,778)	$52,698
Obligations of states and political subdivisions	9,826	65	(168)	9,723
Corporate equity securities	8	143	—	151
Restricted securities	4,292	—	—	4,292

	$68,600	$210	$(1,946)	$66,864

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
U.S. agency and mortgage-backed securities	$58,458	$24	$(891)	$57,591
Obligations of states and political subdivisions	9,829	121	(75)	9,875
Corporate equity securities	8	120	—	128
Restricted securities	3,484	—	—	3,484

	$71,779	$265	$(966)	$71,078

Notes to Consolidated Financial Statements

(unaudited)

At June 30, 2006 and December 31, 2005, investments in an unrealized loss position that are temporarily impaired were as follows:

	June 30, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
	(in thousands)
U.S. agency and mortgage- backed securities	$29,241	$(667)	$23,364	$(1,111)	$52,605	$(1,778)
Obligations of states and political subdivisions	3,818	(98)	1,392	(70)	5,210	(168)

	$33,059	$(765)	$24,756	$(1,181)	$57,815	$(1,946)

	December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
	(in thousands)
U.S. agency and mortgage- backed securities	$35,200	$(566)	$9,694	$(325)	$44,894	$(891)
Obligations of states and political subdivisions	2,438	(22)	1,410	(53)	3,848	(75)

	$37,638	$(588)	$11,104	$(378)	$48,742	$(966)

The tables above provide information about securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. All of the securities with unrealized losses are considered temporarily impaired and are a result of interest rate factors. These securities have not suffered credit deterioration and the Company has the ability to hold these issues until maturity. At June 30, 2006, there were forty-five U.S. agency and mortgage-backed securities and sixteen obligations of state and political subdivisions in an unrealized loss position. Ninety-eight percent of the Company’s investment portfolio had AAA credit ratings with a weighted-average repricing term of 4.1 years at June 30, 2006.

Note 3. Loans

Loans at June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Mortgage loans on real estate:
Construction	$60,600	$49,748
Secured by farm land	2,533	2,195
Secured by 1-4 family residential	103,931	99,442
Other real estate loans	162,938	148,805
Loans to farmers (except those secured by real estate)	2,303	1,818
Commercial and industrial loans (except those secured by real estate)	44,142	41,124
Consumer loans	27,683	29,444
Deposit overdrafts	178	196
All other loans	4,701	5,078

Total loans	$409,009	$377,850
Allowance for loan losses	3,770	3,528

Loans, net	$405,239	$374,322

Notes to Consolidated Financial Statements

(unaudited)

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $330.0 million, or 81.4% of loans, net of the allowance for loan losses, and $300.2 million, or 80.2% of loans, net of the allowance for loan losses, at June 30, 2006 and December 31, 2005, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations may be affected by local economic conditions.

The Company has identified and is monitoring another concentration of credit risk. This concentration involves loans secured by hotels and motels, which totaled $34.9 million at June 30, 2006, representing 112.69% of total shareholders’ equity and 8.6% of loans, net of the allowance for loan losses. At December 31, 2005, this concentration totaled $31.2 million representing 106.2% of total shareholders’ equity and 8.3% of loans, net of the allowance for loan losses. The ability of borrowers to meet their obligations may also be affected by local economic conditions. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this identified concentration of credit risk during the six month period ended June 30, 2006 and the year ended December 31, 2005.

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the six months ended June 30, 2006 and 2005 and for the year ended December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005	June 30, 2005
	(in thousands)
Balance at beginning of year	$3,528	$2,877	$2,877
Provision charged to operating expense	169	838	411
Loan recoveries	187	234	110
Loan charge-offs	(114)	(421)	(177)

Balance at end of period	$3,770	$3,528	$3,221

Note 5. Other Borrowings

The Company had unused lines of credit totaling $49.9 million available with non-affiliated banks at June 30, 2006. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets.

At June 30, 2006, the Company had borrowings from the FHLB system totaling $65.0 million which mature through March 17, 2008. The interest rate on these notes payable ranged from 3.15% to 5.57% and the weighted average rate was 5.00%. The Company had collateral pledged on these borrowings, including real estate loans totaling $68.5 million at June 30, 2006 and FHLB stock and other investment securities with a book value of $45.2 million at June 30, 2006.

At June 30, 2006, the Bank had a $214 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at June 30, 2006 and December 31, 2005 with the minimum regulatory guidelines were as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Ratio	Amount	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At June 30, 2006:
Total Capital (to Risk Weighted Assets):
Consolidated	$43,829	10.30%	$34,031	8.00%	N/A	N/A
First Bank	$43,297	10.19%	$33,988	8.00%	$42,485	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$40,059	9.42%	$17,015	4.00%	N/A	N/A
First Bank	$39,527	9.30%	$16,994	4.00%	$25,491	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$40,059	7.99%	$20,062	4.00%	N/A	N/A
First Bank	$39,527	7.89%	$20,040	4.00%	$25,050	5.00%

At December 31, 2005:
Total Capital (to Risk Weighted Assets):
Consolidated	$41,294	10.59%	$31,200	8.00%	N/A	N/A
First Bank	$40,761	10.47%	$31,157	8.00%	$38,946	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$37,766	9.68%	$15,600	4.00%	N/A	N/A
First Bank	$37,233	9.56%	$15,579	4.00%	$23,368	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$37,766	8.20%	$18,415	4.00%	N/A	N/A
First Bank	$37,233	8.10%	$18,394	4.00%	$22,992	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On March 11, 2003, First National (VA) Statutory Trust I (Trust I), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2006 was 8.61%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of Trust I is $3.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2006 was 8.00%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. As of June 30, 2006, the total amount of trust preferred securities issued by the Trust can be included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three and six months ended June 30, 2006 and 2005 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$59	$48	$119	$98
Interest cost	60	55	120	110
Expected return on plan assets	(58)	(49)	(116)	(98)
Amortization of net obligation at transition	(1)	(1)	(3)	(3)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	13	13	26	25

Net periodic benefit cost	$74	$67	$148	$134

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2005, that it expected to contribute $295 thousand to its pension plan for the 2006 plan year. The Company did not make a contribution to the pension plan for the 2006 plan year during the six months ended June 30, 2006. The Company is planning to make the contribution for the 2006 plan year during the fourth quarter of 2006.

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

Note 9. Stock Split

On March 16, 2005, the Board of Directors of the Company declared a two-for-one stock split of the Company’s common stock, including authorized and unissued shares. The stock split was payable on April 29, 2005 to shareholders of record March 30, 2005. As a result of the stock split, the Company had 8,000,000 shares of common stock authorized, at a par value of $1.25 per share, and 2,924,124 shares outstanding at April 29, 2005. Subsequent to the stock split, the Company purchased and retired 1,264 shares of its common stock, resulting in 2,922,860 shares outstanding at June 30, 2006.

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

Note 11. Subsequent Event

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at July 31, 2006 was 7.26%. The securities have a mandatory redemption date of October 1, 2036, and are subject to varying call provisions beginning October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company for the three and six months ended June 30, 2006 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q. The results of operations for the three and six month periods ended June 30, 2006 may not be indicative of the results to be achieved for the year.

Executive Overview

First National Corporation (the Company) is the financial holding company of First Bank (the Bank), First National (VA) Statutory Trust I (Trust I), First National (VA) Statutory Trust II (Trust II) and First National (VA) Statutory Trust III (Trust III). The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. The Bank owns First Bank Financial Services, Inc., which invests in partnerships that provide title insurance and investment services.

The Bank offers loan, deposit, trust and investment products and services through ten branch offices, 27 ATMs and its website, www.firstbank-va.com, for both individuals and businesses. Customers include individuals, small and medium-sized businesses and governmental entities in the northern Shenandoah Valley region of Virginia.

The Company’s primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid. In addition to net interest income, noninterest income is another important source of revenue for the Company. Noninterest income is derived primarily from service charges on deposit accounts and fees earned from bank services. The Bank generates fee income with other customer services that include investment services and trust services and through the origination and sale of residential mortgages. Other factors that impact net income are the provision for loan losses and noninterest expense.

For the three months ended June 30, 2006, net income was $1.5 million, an increase of $118 thousand or 8.7% compared to $1.4 million for the same period in 2005. The increase in earnings reflects a 13.2% increase in net interest income and a 14.8% increase in noninterest income, while noninterest expenses increased 20.7% when comparing the periods. Net income per share, basic and diluted, increased $0.03 to $0.50 for the three months ended June 30, 2006 from $0.47 for the same period in 2005. The annualized return on average assets was 1.18% for the second quarter of 2006, compared to 1.26% for the same period in 2005, and annualized return on average equity was 19.20% for the second quarter of 2006, compared to 20.24% for the same period in 2005.

For the six months ended June 30, 2006, net income was $3.0 million, an increase of $645 thousand or 27.5% compared to $2.3 million for the same period in 2005. The increase in earnings resulted from a 16.4% increase in net interest income, a 58.9% decrease in the provision for loan losses and a 24.2% increase in noninterest income, offset by a 17.4% increase in noninterest expense when comparing the same periods. Net income per share, basic and diluted, increased $0.22 to $1.02 for the six months ended June 30, 2006 from $0.80 for the same period in 2005. The annualized return on average assets was 1.23% for the first six months of 2006, compared to 1.11% for the same period in 2005. The annualized return on average equity increased 211 basis points to 19.81% for the six months ended June 30, 2006 compared to 17.70% for the same period in 2005.

Net interest income increased for the three and six month periods ended June 30, 2006, compared to the corresponding periods in 2005, as a result of growth in average interest-earning assets. The increases in noninterest income were primarily a result of increased fee income generated from other customer services, including trust, brokerage and check card services. Noninterest expenses increased for the three and six month periods ended June 30, 2006 compared to the same periods in 2005 due to an increase in salaries and employee benefits and increases in other operating expenses as a result of business growth.

Total assets increased 7.5%, or $35.6 million, during the first six months of 2006 to $510.6 million at June 30, 2006 from $475.0 million at December 31, 2005, primarily due to continued growth in the loan portfolio. Loans, net of the allowance for loan losses, increased 8.3%, or $30.9 million, to $405.2 million at June 30, 2006 from $374.3 million at December 31, 2005. Loan growth was funded primarily by deposit growth of 7.1%, or $26.8 million, during the first six months of 2006. Other borrowings and federal funds purchased combined also increased during the first six months of 2006 to $65.4 million at June 30, 2006, an increase of 12.0% compared to $58.4 million at December 31, 2005.

Profitability declined during the second quarter as the Company experienced net interest margin compression. This was primarily a result of an unfavorable deposit mix change during the second quarter. Time deposits, other borrowings and federal funds purchased combined, which represents the Company’s highest cost of funds, increased to 53.0% of total liabilities at June 30, 2006 from 47.6% at March 31, 2006. This had a negative impact on the net interest margin, which decreased 12 basis points to 3.83% in the second quarter of 2006 from 3.95% in the first quarter of 2006. The Company does not expect improvement in the net interest margin in the short-term and, as a result, net interest income is not expected to continue increasing at recent growth rates for the remainder of the year. The ability to improve the funding mix and the net interest margin will primarily determine future increases or decreases in net interest income. Increased competition for deposits and rising short-term market rates has negatively impacted profitability. The Company plans to focus efforts on attracting deposits, improving its funding mix and reducing the growth rate of loans and noninterest expenses.

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward- looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage growth or implement growth strategies if the Company is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	maintaining cost controls and asset qualities as new branches are opened;

•	risks inherent in the loan portfolio such as repayment risks, fluctuating collateral values and concentrations;

•	changes in general economic and business conditions in the market area;

•	maintaining capital levels adequate to support growth;

•	changing trends in customer profiles and behavior;

•	the successful management of interest rate risk;

•	demand, development and acceptance of new products and services;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in banking and other laws and regulations applicable to the Company;

•	problems with technology utilized by the Company.

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

Reconciliation of Net Interest Income to

Tax-Equivalent Net Interest Income

	For the three months ended		For the six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)
GAAP measures:
Interest income - loans	$7,282	$5,581	$13,918	$10,712
Interest income - investments and other	832	692	1,674	1,348
Interest expense - deposits	2,623	1,632	4,860	3,081
Interest expense - other borrowings	779	540	1,437	1,104
Interest expense - other	249	158	473	293

Total net interest income	$4,463	$3,943	$8,822	$7,582

Non-GAAP measures:
Tax benefit realized on non-taxable interest income—loans	$13	$20	$26	$39
Tax benefit realized on non-taxable interest income—municipal securities	55	51	109	107

Total tax benefit realized on non-taxable interest income	$68	$71	$135	$146

Total tax-equivalent net interest income	$4,531	$4,014	$8,957	$7,728

Critical Accounting Policies

General

The Company’s consolidated financial statements and related notes are prepared in accordance with GAAP. The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from the historical factors used. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of transactions would be the same, the timing of events that would impact transactions could change. For further information about the Bank’s loans and the allowance for loan losses, see Notes 3 and 4 to consolidated financial statements, included in Item 1 of this Form 10-Q.

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

The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans including residential mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. This formula is also used for the remaining pool of larger balance, non-homogeneous loans, which were not allocated a specific allowance upon impairment review. The general allowance begins with estimates of probable losses inherent in the loan portfolio based upon various statistical analyses. These include analysis of delinquency rates, historical charge-offs over a five-year period, and current economic trends and conditions. The general allowance uses historical losses as an indicator of future losses. Historical losses are comprised of all loan charge-offs, including commercial loans, residential mortgage loans, consumer loans and deposit overdraft balances. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future.

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

In an effort to manage the risk, the Bank’s loan policy authorizes loan amount approval limits for individual loan officers based on their position within the Bank and level of experience. The Bank’s Board of Directors and its Loan Committee have authority to approve all loan relationships greater than $1.3 million. The President & CEO and the Executive Vice President - Loan Administration can combine their lending limits to approve loan relationships up to $1.3 million. All loan relationships greater than $750 thousand are reported to the Board or its Loan Committee. The Loan Committee consists of six non-management directors and the President & CEO. The Committee approves the Bank’s Loan Policy and reviews loans that have been charged-off. It also reviews the allowance for loan loss adequacy calculation as well as the loan watch list and other management reports. The Committee meets on a monthly basis. The Chairman of the Committee reports to the Board of Directors.

Residential loan originations are primarily generated by Bank loan officer solicitations, referrals by real estate professionals, and customers. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by the Bank’s loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial or residential rental real estate is involved, information is also obtained concerning cash flow available for debt service. Loan quality is analyzed based on the Bank’s experience and credit underwriting guidelines as well as the guidelines issued by secondary market purchasers of loans, depending on the type of loan involved. Real estate collateral is appraised by independent fee appraisers who have been pre-approved by the Executive Vice President - Loan Administration.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At June 30, 2006, commercial loans not secured by real estate totaled $44.1 million, or 10.8% of gross loans, as compared to $41.1 million, or 10.9%, at December 31, 2005.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At June 30, 2006, commercial real estate loans totaled $165.5 million or 40.5% of the Bank’s gross loans, as compared to $151.0 million, or 40.0%, at December 31, 2005. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less in many cases. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrower’s principal owners and carefully evaluates the location and environmental condition of the real estate collateral.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at June 30, 2006 and December 31, 2005, were $60.6 million, or 14.8% of gross loans, and $49.7 million, or 13.2% of gross loans, respectively. The majority of these loans have an average life of approximately one year and reprice monthly as key market rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. Typically, the Bank obtains a first lien on the property as security for its construction loans, requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

Residential Real Estate Lending

Residential lending activity may be generated by Bank loan officer solicitations, referrals by real estate professionals, and bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Executive Vice President-Loan Administration.

Typically, the Bank originates all fixed rate mortgage loans with the intent to sell to investors in the secondary market. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At June 30, 2006, $103.9 million, or 25.4%, of the Bank’s loan portfolio consisted of one-to-four-family residential real estate loans as compared to $99.4 million, or 26.3%, at December 31, 2005.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and, if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Bank does require escrows for real estate taxes and insurance for secondary market loans.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, and credit card loans. At June 30, 2006, the Bank had consumer loans, including deposit overdraft balances, of $27.9 million, or 6.8% of gross loans, as compared to $29.6 million, or 7.8%, at December 31, 2005.

Consumer loans typically entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on earning assets, predominately loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings, federal funds purchased and trust preferred securities. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax equivalent net interest income by average earning assets. The provision for loan losses, noninterest income and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts; fees charged for other customer services; gains from loans held for sale; general and administrative expenses; and income tax expense.

Comparing the quarter ended June 30, 2006 to the same period in 2005, net income increased 8.7% to $1.5 million from $1.4 million. This increase was reflective of an increase in net interest income of 13.2% and an increase in noninterest income of 14.8% for the same periods. These increases were offset by an increase in noninterest expenses of 20.7%.

For the six months ended June 30, 2006, net income increased 27.5% to $3.0 million from $2.3 million for the same period in 2005. This increase was attributable to a 16.4% increase in net interest income, a 58.9% decrease in the provision for loan losses and a 24.2% increase in noninterest income comparing these periods. These increases were offset by an increase in noninterest expenses of 17.4%.

Net income is not anticipated to increase in future periods at the same rate as recent periods. The Company expects slower balance sheet growth resulting from slowing economic expansion in the local market and the ability to attract deposits. Net interest income is expected to be affected by a decreasing net interest margin resulting from market rates and pricing competition for loans and deposits. Additionally, the Company has expanded the retail banking network by opening a branch office in the second quarter of 2006 and expects to open another branch office in the third quarter of 2006. This expansion will result in increased noninterest expense.

Net Interest Income

Net interest income was $4.5 million for the second quarter of 2006, which was an increase of $520 thousand or 13.2% over $3.9 million for the same period in 2005. Continued growth in average earning assets, predominantly in the loan portfolio, resulted in the increase in net interest income. Average earning assets increased 15.6%, or $64.0 million, when comparing the periods. The net interest margin for the second quarter of 2006 was 3.83%, a 10 basis point decrease when compared to 3.93% for the corresponding period of 2005. The decline in the net interest margin was attributable to an increase in rates paid on deposits and other borrowings used to fund earning asset growth.

For the six months ended June 30, 2006, net interest income increased 16.4%, or $1.2 million, to $8.8 million as compared to $7.6 million for the same period in 2005. This increase was also attributable to continuing growth in average earning assets, predominantly in the loan portfolio. Average earning assets increased 15.5%, or $62.3 million, when comparing the periods. The net interest margin for the first six months of 2006 was 3.89% compared to 3.88% for the corresponding period of 2005.

The Company does not anticipate significant changes in net interest income resulting from market rate changes during the next 12 months based on the interest rate sensitivity analysis included in Item 3 (Quantitative and Qualitative Disclosures about Market Risk) below. However, the Company does not expect net interest income to continue increasing at the same pace as recent growth rates in future periods due to management expectations of slower economic expansion in the market area and challenges attracting deposits. Slowing economic expansion directly impacts the Company’s ability to grow the loan portfolio. Pressure on the net interest margin, caused by changing market rates and pricing competition for loans and deposits, will also slow the growth of net interest income in future periods.

Noninterest Income

Noninterest income increased 14.8% to $1.3 million for the three months ended June 30, 2006 compared to $1.1 million for the same period in 2005. This increase was primarily due to increased fee income from other customer services, which increased 35.5% to $489 thousand for the three months ended June 30, 2006 compared to $361 thousand for the same period in 2005. Increases in fee income from trust and asset management, brokerage services and check card fees contributed to the increase in fees from other customer services.

For the six months ended June 30, 2006, noninterest income increased 24.2% to $2.5 million compared to $2.0 million for the corresponding period of 2005. When comparing the periods, fee income from trust and asset management services increased $189 thousand or 202.7% to $282 thousand for the first six months of 2006 due to the addition of the Trust and Asset Management Department in the first quarter of 2005. Increases in fee income from brokerage services and check card fees also contributed to the increase in fees from other customer services.

The Company does not anticipate noninterest income to increase in future periods at recent growth rates, primarily due to the rapid growth of trust and asset management fee income in 2005, which is expected to slow throughout the remainder of 2006.

Noninterest Expense

For the three months ended June 30, 2006, noninterest expense increased 20.7% to $3.5 million compared to $2.9 million for the same period in 2005. For the six months ended June 30, 2006, noninterest expense increased 17.4% to $6.7 million compared to $5.7 million for the same period of 2005. Salaries and employee benefits increased over the comparable periods of 2005, as a result of salary increases and hiring additional employees to support business development and expansion of the retail banking network. Equipment expense increased for both periods of 2006 over 2005 due to expansion of the Company’s retail branch system. Consulting expense increased for both periods of 2006 over 2005 due to increases in investment consulting for the trust and asset management department. Other increases in noninterest expenses included public relations, supplies and ATM expenses resulting from the Company’s growth. The Bank expanded the retail banking network during the second quarter of 2006 with the opening of a branch office and expects to open another branch office in the third quarter of 2006. Both of these offices are located in the current market area. As a result, higher levels of noninterest expense are anticipated in future periods.

Income Taxes

The Company has adopted FASB Statement No. 109, “Accounting for Income Taxes”. The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and six month periods ended June 30, 2006 and 2005. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. The effective income tax rate for the three months ended June 30, 2006 and 2005 was 32.4% and 32.5%, respectively. For the six months ended June 30, 2006 and 2005, the effective income tax rate was 32.5% and 32.0%, respectively. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Financial Condition

General

Total assets increased 7.5% during the first six months of 2006 primarily due to continued growth in the loan portfolio. Loans, net of the allowance for loan losses, increased $30.9 million or 8.3% to $405.2 million at June 30, 2006 from $374.3 million at December 31, 2005. The Company’s asset growth was primarily funded by an increase of deposits during the first six months of 2006. Deposits increased $26.8 million to $404.5 million at June 30, 2006 from $377.7 million at December 31, 2005. FHLB borrowings increased to $65.0 million at June 30, 2006 from $50.0 million at December 31, 2005. The Company expects slower economic expansion of its market and challenges attracting deposits in future periods. As a result, loan and deposit balances are not anticipated to increase at the same level as recent growth rates.

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

Asset Quality

Asset quality remained strong during the second quarter of 2006 as nonperforming assets decreased to $397 thousand at June 30, 2006 from $689 thousand at December 31, 2005, representing 10.5% and 19.5% of the allowance for loan losses at June 30, 2006 and December 31, 2005, respectively. Net recoveries of $16 thousand were reported for the second quarter of 2006, compared to net charge-offs of $11 thousand for the same period of 2005. The net recoveries, economic conditions and improvements in delinquency rates resulted in a lower loan loss provision of $84 thousand for the second quarter of 2006 compared to $166 thousand for the same period in 2005. Nonperforming assets could increase due to other potential problem loans identified by management totaling $3.0 million and $3.2 million at June 30, 2006 and December 31, 2005, respectively. Certain risks have been identified that may result in these loans not being repaid in accordance with their terms, although the loans are generally well secured and are currently performing.

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $3.8 million at June 30, 2006 and $3.5 million at December 31, 2005, representing 0.92% and 0.93% of total loans, respectively. The increase in the total allowance for loan losses was reflective of growth in the loan portfolio.

Management classifies as nonperforming assets both loans on which payment has been delinquent 90 days or more, and for which there is a risk of loss to either principal or interest, and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had no foreclosed real estate at June 30, 2006 and December 31, 2005.

Impaired loans of $108 thousand and $49 thousand at June 30, 2006 and December 31, 2005, respectively, have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $43 thousand and $25 thousand at June 30, 2006 and December 31, 2005, respectively. The average recorded investment in impaired loans during the six months ended June 30, 2006 and the year ended December 31, 2005 was $55 thousand and $102 thousand, respectively.

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

Securities

Securities at June 30, 2006 were $66.9 million, a 5.9% decrease from $71.1 million at December 31, 2005. The Company does not expect significant fluctuations in the securities portfolio in future periods. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of June 30, 2006, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits were $404.5 million at June 30, 2006, an increase of $26.8 million or 7.1% from $377.7 million at December 31, 2005, contributing less than needed to fund the $35.6 million in asset growth for the first six months of 2006. Additional funds needed to fund asset growth were obtained from other borrowings. Time deposits increased $38.9 million or 26.0% during the first six months of 2006 to $188.9 million compared to $150.0 million for the corresponding period in 2005. Savings and interest-bearing demand deposits decreased 9.2% and non-interest bearing demand deposits increased 1.4% during the first six months of 2006. These fluctuations were reflective of a mix shift resulting from strong competition for deposits in the market area. Loan demand has continued to drive the demand for deposits. Although the Company plans to fund future asset growth with deposits, it recognizes that changes in economic conditions and increasing competition will create challenges.

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

At June 30, 2006, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year were $99.7 million. At June 30, 2006, approximately 34.2% or $139.7 million of the loan portfolio would mature or reprice within one year. At June 30, 2006, non-deposit sources of available funds totaled $49.9 million, which included $31.9 million available from FHLB. During the first six months of 2006, the Bank borrowed Daily Rate Credit (DRC) advances as an alternative to purchasing federal funds. At June 30, 2006, the Bank had $35.0 million in DRC advances outstanding.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 10.30% at June 30, 2006 and a ratio of Tier 1 capital to risk-weighted assets of 9.42%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Commitments to extend credit, which amounted to $68.7 million at June 30, 2006, and $64.6 million at December 31, 2005, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At June 30, 2006 and December 31, 2005, the Company had $9.8 million and $8.8 million, respectively, in outstanding standby letters of credit.

At June 30, 2006 and December 31, 2005, the Company had entered into locked-rate commitments to originate mortgage loans amounting to $1.4 million and $1.2 million, respectively. The Company had loans held for sale of $858 thousand at June 30, 2006 and no loans held for sale at December 31, 2005. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $2.3 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) released Proposed Statement of Financial Accounting Standards, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R).” The proposal would require a company to move its current footnote disclosure of its overfunded or underfunded defined benefit pension plans and other postretirement plans to its balance sheet. It would also require the measurement of plan assets and obligations at the balance sheet date rather than the current 90-day window for measurement ending on the balance sheet date. Future changes in the funding status would be reflected in other comprehensive income. Any transition assets or obligations resulting from the implementation of SFAS No. 106 or SFAS No. 87, whose balance is currently being amortized or accrued on the balance sheet, would be fully adjusted into the opening balance of retained earnings and further amortization or accrual would cease. Finally, any previous gains or losses and prior service costs and credits would be recognized through other comprehensive income at adoption. If adopted, the Statement will be effective for fiscal years ending after December 15, 2006. The Company is considering the impact the proposed Statement will have on its results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs. Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Corporation does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s market risk is composed primarily of interest rate risk. The Funds Management Committee of the Company’s Board of Directors is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Board of Directors reviews and approves the guidelines established by its Funds Management Committee.

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

The flat interest rate scenario is utilized by the Company for rate shock scenarios when preparing the earnings simulation analysis From this base, immediate, parallel rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on projected net income for the twelve months ending June 30, 2007 (fully tax-equivalent basis) for the Company using different rate scenarios:

Change in Yield Curve	Change in Net Income
(in thousands)
+200 basis points	$50
+100 basis points	18
Flat	—
- 100 basis points	(71)
- 200 basis points	(194)

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The following chart reflects the change in net market value over different rate environments at June 30, 2006:

Change in Yield Curve	Change in Economic Value of Equity
(in thousands)
+200 basis points	$1,107
+100 basis points	778
Flat	—
- 100 basis points	(1,767)
- 200 basis points	(4,839)

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Bank held its annual shareholders’ meeting on May 9, 2006. The following matter was voted on during the annual shareholders’ meeting:

The election of the 12 directors to serve for a term of one year:

	For	Withheld
Douglas C. Arthur	2,298,250	40,955
Noel M. Borden	2,322,164	17,042
Byron A. Brill	2,330,596	8,610
Elizabeth H. Cottrell	2,328,859	10,346
James A. Davis	2,317,357	21,848
Christopher E. French	2,330,596	8,610
Charles E. Maddox Jr.	2,154,875	184,330
John K. Marlow	2,330,489	8,716
W. Allen Nicholls	2,326,177	13,028
Henry L. Shirkey	2,328,819	10,386
Harry S. Smith	2,320,073	19,132
James R. Wilkins, III	2,330,537	8,668

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

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Harry S. Smith	August 11, 2006
President and Chief Executive Officer	Date

/s/ M. Shane Bell	August 11, 2006
Executive Vice President and Chief Financial Officer	Date

EXHIBIT INDEX

Number	Document

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350