Form 10-Q
period 2006-09-30
FIRST NATIONAL CORP /VA/
filed 2006-11-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 10, 2006, 2,922,860 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

Part I – Financial Information

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$9,255	$9,762
Interest-bearing deposits in banks	1,899	685
Securities available for sale, at fair value	63,946	71,078
Loans held for sale	672	—
Loans, net of allowance for loan losses, 2006, $3,884, 2005, $3,528	423,179	374,322
Premises and equipment, net	17,331	13,919
Interest receivable	2,009	1,671
Other assets	3,599	3,551

Total assets	$521,890	$474,988

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$81,890	$82,534
Savings and interest-bearing demand deposits	141,252	145,132
Time deposits	196,763	149,991

Total deposits	$419,905	$377,657
Federal funds purchased	4,562	8,217
Other borrowings	50,779	50,223
Company obligated mandatorily redeemable capital securities	12,372	8,248
Accrued expenses and other liabilities	1,536	1,252
Commitments and contingencies	—	—

Total liabilities	$489,154	$445,597

Shareholders’ Equity
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2,922,860 shares	$3,653	$3,653
Surplus	1,465	1,465
Retained earnings	28,055	24,735
Accumulated other comprehensive loss, net	(437)	(462)

Total shareholders’ equity	$32,736	$29,391

Total liabilities and shareholders’ equity	$521,890	$474,988

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended September 30, 2006 and 2005

(in thousands, except per share data)

	(unaudited)	(unaudited)
	September 30, 2006	September 30, 2005
Interest and Dividend Income
Interest and fees on loans	$7,740	$6,158
Interest on federal funds sold	7	5
Interest on deposits in banks	26	20
Interest and dividends on securities available for sale:
Taxable interest	604	523
Tax-exempt interest	103	100
Dividends	56	30

Total interest and dividend income	$8,536	$6,836

Interest Expense
Interest on deposits	$3,225	$1,891
Interest on federal funds purchased	51	28
Interest on company obligated mandatorily redeemable capital securities	217	129
Interest on other borrowings	679	504

Total interest expense	$4,172	$2,552

Net interest income	$4,364	$4,284
Provision for loan losses	109	169

Net interest income after provision for loan losses	$4,255	$4,115

Noninterest Income
Service charges	$681	$676
Fees for other customer services	514	405
Gains on sale of premises and equipment	—	1
Gains on sale of loans	44	112
Other operating income	37	73

Total noninterest income	$1,276	$1,267

Noninterest Expense
Salaries and employee benefits	$1,906	$1,602
Occupancy	204	178
Equipment	296	258
Advertising	79	83
Stationery and supplies	115	114
Other operating expense	873	759

Total noninterest expense	$3,473	$2,994

Income before income taxes	$2,058	$2,388
Provision for income taxes	678	777

Net income	$1,380	$1,611

Earnings per common share, basic and diluted	$0.47	$0.55

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Nine months ended September 30, 2006 and 2005

(in thousands, except per share data)

	(unaudited)	(unaudited)
	September 30, 2006	September 30, 2005
Interest and Dividend Income
Interest and fees on loans	$21,658	$16,870
Interest on federal funds sold	9	14
Interest on deposits in banks	86	55
Interest and dividends on securities available for sale:
Taxable interest	1,891	1,545
Tax-exempt interest	315	308
Dividends	169	104

Total interest and dividend income	$24,128	$18,896

Interest Expense
Interest on deposits	$8,085	$4,972
Interest on federal funds purchased	219	94
Interest on company obligated mandatorily redeemable capital securities	522	356
Interest on other borrowings	2,116	1,608

Total interest expense	$10,942	$7,030

Net interest income	$13,186	$11,866
Provision for loan losses	278	580

Net interest income after provision for loan losses	$12,908	$11,286

Noninterest Income
Service charges	$2,043	$1,922
Fees for other customer services	1,474	1,035
Net losses on sale of premises and equipment	—	(10)
Gains on sale of loans	141	223
Net gains on sale of securities available for sale	3	18
Other operating income	124	99

Total noninterest income	$3,785	$3,287

Noninterest Expense
Salaries and employee benefits	$5,545	$4,713
Occupancy	593	535
Equipment	864	705
Advertising	266	228
Stationery and supplies	360	304
Other operating expense	2,579	2,247

Total noninterest expense	$10,207	$8,732

Income before income taxes	$6,486	$5,841
Provision for income taxes	2,114	1,883

Net income	$4,372	$3,958

Earnings per common share, basic and diluted	$1.50	$1.35

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Nine months ended September 30, 2006 and 2005

(in thousands)

	(unaudited)	(unaudited)
	September 30, 2006	September 30, 2005
Cash Flows from Operating Activities
Net income	$4,372	$3,958
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Depreciation and amortization	728	580
Origination of loans held for sale	(11,193)	(14,634)
Proceeds from sale of loans available for sale	10,662	15,047
Provision for loan losses	278	580
Gains on sale of securities available for sale	(3)	(18)
Losses on sale of bank premises and equipment	—	10
Gains on sale of loans	(141)	(223)
Gain on sale of foreclosed real estate	—	(19)
Accretion of security discounts	(34)	(15)
Amortization of security premiums	120	188
Changes in assets and liabilities:
Increase in interest receivable	(338)	(181)
Increase in other assets	(61)	(334)
Increase (decrease) in accrued expenses and other liabilities	284	(117)

Net cash provided by operating activities	$4,674	$4,822

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$3,919	$4,758
Proceeds from maturities, calls, and principal payments of securities available for sale	7,669	8,807
Purchase of securities available for sale	(4,501)	(13,482)
Increase in federal funds sold	—	(2,321)
Purchase of premises and equipment	(4,140)	(1,585)
Proceeds from sale of premises and equipment	—	2
Net increase in loans	(49,135)	(42,141)
Proceeds from sale of foreclosed real estate	—	289

Net cash used in investing activities	$(46,188)	$(45,673)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and savings accounts	$(4,524)	$27,915
Net increase in time deposits	46,772	23,491
Proceeds from other borrowings	117,670	58,000
Principal payments on other borrowings	(117,114)	(56,013)
Proceeds from issuance of company obligated mandatorily redeemable capital securities	4,124	—
Cash dividends paid	(1,052)	(965)
Acquisition of common stock	—	(28)
Decrease in federal funds purchased	(3,655)	(6,313)

Net cash provided by financing activities	$42,221	$46,087

Increase in cash and cash equivalents	$707	$5,236

Cash and Cash Equivalents
Beginning	$10,447	$7,771
Ending	$11,154	$13,007

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Nine months ended September 30, 2006 and 2005

(in thousands)

	(unaudited)	(unaudited)
	September 30, 2006	September 30, 2005
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$10,432	$6,934

Income taxes	$2,398	$2,005

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$38	$(544)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2006 and 2005

(in thousands, except share and per share data)

(unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2004	$3,655	$1,465	$20,687	$293		$26,100
Comprehensive income:
Net income	—	—	3,958	—	$3,958	3,958
Other comprehensive loss, net of tax, unrealized holding losses arising during the period (net of tax, $179)	—	—	—	—	(347)	—
Reclassification adjustment (net of tax, $6)	—	—	—	—	(12)	—

Other comprehensive loss (net of tax, $185)	—	—	—	(359)	(359)	(359)

Total comprehensive income					$3,599

Cash dividends ($0.33 per share)	—	—	(965)	—		(965)
Acquisition of 1,264 shares of common stock	(2)	—	(26)	—		(28)

Balance, September 30, 2005	$3,653	$1,465	$23,654	$(66)		$28,706

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Comprehensive Income	Total
Balance, December 31, 2005	$3,653	$1,465	$24,735	$(462)		$29,391
Comprehensive income:
Net income	—	—	4,372	—	$4,372	4,372
Other comprehensive income, net of tax, unrealized holding gains arising during the period (net of tax, $14)	—	—	—	—	27	—
Reclassification adjustment (net of tax, $1)	—	—	—	—	(2)	—

Other comprehensive income (net of tax, $13)	—	—	—	25	25	25

Total comprehensive income					$4,397

Cash dividends ($0.36 per share)	—	—	(1,052)	—		(1,052)

Balance, September 30, 2006	$3,653	$1,465	$28,055	$(437)		$32,736

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2006 and December 31, 2005, the results of operations for the three and nine month periods ended September 30, 2006 and 2005 and cash flows and changes in shareholders’ equity for the nine months ended September 30, 2006 and 2005. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks. All of the Company’s securities were classified as available for sale at September 30, 2006 and December 31, 2005. Amortized costs and fair values were as follows:

	(in thousands)
	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$51,159	$4	$(860)	$50,303
Obligations of states and political subdivisions	9,824	110	(48)	9,886
Corporate equity securities	8	131	—	139
Restricted securities	3,618	—	—	3,618

	$64,609	$245	$(908)	$63,946

	(in thousands)
	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$58,458	$24	$(891)	$57,591
Obligations of states and political subdivisions	9,829	121	(75)	9,875
Corporate equity securities	8	120	—	128
Restricted securities	3,484	—	—	3,484

	$71,779	$265	$(966)	$71,078

Notes to Consolidated Financial Statements

(unaudited)

At September 30, 2006 and December 31, 2005, investments in an unrealized loss position that are temporarily impaired were as follows:

	(in thousands) September 30, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$23,143	$(135)	$26,686	$(725)	$49,829	$(860)
Obligations of states and political subdivisions	1,315	(10)	1,677	(38)	2,992	(48)

	$24,458	$(145)	$28,363	$(763)	$52,821	$(908)

	(in thousands)
	December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$35,200	$(566)	$9,694	$(325)	$44,894	$(891)
Obligations of states and political subdivisions	2,438	(22)	1,410	(53)	3,848	(75)

	$37,638	$(588)	$11,104	$(378)	$48,742	$(966)

The tables above provide information about securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. All of the securities with unrealized losses are considered temporarily impaired and are a result of interest rate factors. These securities have not suffered credit deterioration and the Company has the ability to hold these issues until maturity. At September 30, 2006, there were forty U.S. agency and mortgage-backed securities and ten obligations of state and political subdivisions in an unrealized loss position. Ninety-eight percent of the Company’s investment portfolio had AAA credit ratings with a weighted-average repricing term of 3.8 years at September 30, 2006.

Note 3. Loans

Loans at September 30, 2006 and December 31, 2005 are summarized as follows:

	(in thousands)
	September 30, 2006	December 31, 2005
Mortgage loans on real estate:
Construction	$64,195	$49,748
Secured by farm land	2,506	2,195
Secured by 1-4 family residential	108,936	99,442
Other real estate loans	167,526	148,805
Loans to farmers (except those secured by real estate)	1,951	1,818
Commercial and industrial loans (except those secured by real estate)	50,197	41,124
Consumer loans	25,887	29,444
Deposit overdrafts	173	196
All other loans	5,692	5,078

Total loans	$427,063	$377,850
Allowance for loan losses	3,884	3,528

Loans, net	$423,179	$374,322

Notes to Consolidated Financial Statements

(unaudited)

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $343.2 million, or 81.1% of loans, net of the allowance for loan losses, and $300.2 million, or 80.2% of loans, net of the allowance for loan losses, at September 30, 2006 and December 31, 2005, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations may be affected by local economic conditions.

The Company has identified and is monitoring another concentration of credit risk. This concentration involves loans secured by hotels and motels, which totaled $35.0 million at September 30, 2006, representing 106.9% of total shareholders’ equity and 8.3% of loans, net of the allowance for loan losses. At December 31, 2005, this concentration totaled $31.2 million representing 106.2% of total shareholders’ equity and 8.3% of loans, net of the allowance for loan losses. The ability of borrowers to meet their obligations may also be affected by local economic conditions. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this identified concentration of credit risk during the nine month period ended September 30, 2006 and the year ended December 31, 2005.

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the nine months ended September 30, 2006 and 2005 and for the year ended December 31, 2005 were as follows:

	(in thousands)
	September 30, 2006	December 31, 2005	September 30, 2005
Balance at beginning of year	$3,528	$2,877	$2,877
Provision charged to operating expense	278	838	580
Loan recoveries	252	234	165
Loan charge-offs	(174)	(421)	(248)

Balance at end of period	$3,884	$3,528	$3,374

Note 5. Other Borrowings

The Company had unused lines of credit totaling $62.5 million available with non-affiliated banks at September 30, 2006. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets.

At September 30, 2006, the Company had borrowings from the FHLB system totaling $50.0 million which mature through March 17, 2008. The interest rate on these notes payable ranged from 3.15% to 5.52% and the weighted average rate was 5.11%. The Company had collateral pledged on these borrowings, including real estate loans totaling $71.5 million at September 30, 2006 and FHLB stock and other investment securities with a book value of $42.6 million at September 30, 2006.

At September 30, 2006, the Bank had a $209 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

At September 30, 2006, the Company had a $570 thousand unsecured note payable, which requires monthly payments of $11 thousand and matures September 12, 2011. The fixed interest rate on this loan is 7.35%.

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at September 30, 2006 and December 31, 2005 with the minimum regulatory guidelines were as follows:

	Actual		(dollars in thousands) Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2006:
Total Capital (to Risk Weighted Assets):
Consolidated	$48,248	11.01%	$35,043	8.00%	N/A	N/A
First Bank	$48,472	11.10%	$34,936	8.00%	$43,671	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$44,364	10.13%	$17,521	4.00%	N/A	N/A
First Bank	$44,588	10.21%	$17,468	4.00%	$26,202	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$44,364	8.67%	$20,478	4.00%	N/A	N/A
First Bank	$44,588	8.72%	$20,456	4.00%	$25,570	5.00%

At December 31, 2005:
Total Capital (to Risk Weighted Assets):
Consolidated	$41,294	10.59%	$31,200	8.00%	N/A	N/A
First Bank	$40,761	10.47%	$31,157	8.00%	$38,946	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$37,766	9.68%	$15,600	4.00%	N/A	N/A
First Bank	$37,233	9.56%	$15,579	4.00%	$23,368	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$37,766	8.20%	$18,415	4.00%	N/A	N/A
First Bank	$37,233	8.10%	$18,394	4.00%	$22,992	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On March 11, 2003, First National (VA) Statutory Trust I (Trust I), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2006 was 8.52%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of Trust I is $3.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2006 was 7.99%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2006 was 7.26%. The securities have a mandatory redemption date of October 1, 2036, and are subject to varying call provisions beginning October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. As of September 30, 2006, $11.3 million of trust preferred securities issued by the Trusts can be included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three and nine months ended September 30, 2006 and 2005 were as follows:

	(in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Service cost	$59	$48	$178	$146
Interest cost	60	55	180	165
Expected return on plan assets	(58)	(49)	(174)	(147)
Amortization of net obligation at transition	(1)	(1)	(4)	(4)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	13	13	39	38

Net periodic benefit cost	$74	$67	$222	$201

Notes to Consolidated Financial Statements

(unaudited)

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2005, that it expected to contribute $295 thousand to its pension plan for the 2006 plan year. The Company did not make a contribution to the pension plan for the 2006 plan year during the nine months ended September 30, 2006. The Company is planning to make the contribution for the 2006 plan year during the fourth quarter of 2006.

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

Note 9. Stock Split

On March 16, 2005, the Board of Directors of the Company declared a two-for-one stock split of the Company’s common stock, including authorized and unissued shares. The stock split was payable on April 29, 2005 to shareholders of record March 30, 2005. As a result of the stock split, the Company had 8,000,000 shares of common stock authorized, at a par value of $1.25 per share, and 2,924,124 shares outstanding at April 29, 2005. Subsequent to the stock split, the Company purchased and retired 1,264 shares of its common stock, resulting in 2,922,860 shares outstanding at September 30, 2006. All information in this report has been adjusted as necessary to reflect the stock split.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company for the three and nine months ended September 30, 2006 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q. The results of operations for the three and nine month periods ended September 30, 2006 may not be indicative of the results to be achieved for the year.

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

The Bank offers loan, deposit, trust and investment products and services through 11 branch offices, 28 ATMs and its website, www.firstbank-va.com, for both individuals and businesses. Customers include individuals, small and medium-sized businesses and governmental entities in the northern Shenandoah Valley region of Virginia.

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

For the three months ended September 30, 2006, net income was $1.4 million, a decrease of $231 thousand or 14.3% compared to $1.6 million for the same period in 2005. The decrease in earnings is a result of a 16.0% increase in noninterest expense, while net interest income and noninterest income increased marginally when comparing the periods. Net income per share, basic and diluted, decreased $0.08 to $0.47 for the three months ended September 30, 2006 from $0.55 for the same period in 2005. The annualized return on average assets was 1.07% for the third quarter of 2006, compared to 1.41% for the same period in 2005, and annualized return on average equity was 17.23% for the third quarter of 2006, compared to 22.71% for the same period in 2005.

For the nine months ended September 30, 2006, net income was $4.4 million, an increase of $414 thousand or 10.5% compared to $4.0 million for the same period in 2005. The increase in earnings resulted from an 11.1% increase in net interest income, a 52.1% decrease in the provision for loan losses and a 15.2% increase in noninterest income, offset by a 16.9% increase in noninterest expense when comparing the same periods. Net income per share, basic and diluted, increased $0.15 to $1.50 for the nine months ended September 30, 2006 from $1.35 for the same period in 2005. The annualized return on average assets was 1.17% for the first nine months of 2006, compared to 1.22% for the same period in 2005. The annualized return on average equity was 18.90% for the nine months ended September 30, 2006 compared to 19.44% for the same period in 2005.

Net interest income increased for the three and nine month periods ended September 30, 2006, compared to the corresponding periods in 2005, as a result of growth in average interest-earning assets. The increases in noninterest income were primarily a result of increased fee income generated from other customer services, including trust, brokerage and check card services. Noninterest expenses increased for the three and nine month periods ended September 30, 2006 compared to the same periods in 2005 due to an increase in salaries and employee benefits and increases in other operating expenses as a result of expansion of the retail branch network.

Total assets increased 9.9%, or $46.9 million, during the first nine months of 2006 to $521.9 million at September 30, 2006 from $475.0 million at December 31, 2005, primarily due to continued growth in the loan portfolio. Loans, net of the allowance for loan losses, increased 13.1%, or $48.9 million, to $423.2 million at September 30, 2006 from $374.3 million at December 31, 2005. Loan growth was funded primarily by deposit growth of 11.2%, or $42.2 million, during the first nine months of 2006.

Profitability declined during the third quarter as the Company continued to experience net interest margin compression and increases in noninterest expenses. Margin pressure resulted from higher short-term market rates and an unfavorable deposit mix change that occurred during the second quarter. Time deposits, other borrowings, federal funds purchased and trust preferred securities combined, which represent the Company’s highest cost of funds, increased to 54.1% of total liabilities at September 30, 2006 from 48.6% at December 31, 2005. This continued to have a negative impact on the net interest margin, which decreased 20 basis points to 3.63% in the third quarter of 2006 from 3.83% in the second quarter of 2006. The Company does not expect the negative trend in the net interest margin to continue based primarily on the anticipated re-pricing of higher rate interest-bearing liabilities, which include time deposits that mature over the next two quarters. However, the ability to attract lower cost funds and the shape of the treasury yield curve will primarily determine future increases or decreases in net interest income. Noninterest expense is not expected to increase at recent growth rates as the Company plans to expand the retail banking network at a slower pace in future periods.

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward- looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage growth or implement growth strategies if the Company is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	maintaining cost controls and asset qualities as new branches are opened;

•	risks inherent in the loan portfolio such as repayment risks, fluctuating collateral values and concentrations;

•	changes in general economic and business conditions in the market area;

•	maintaining capital levels adequate to support growth;

•	changing trends in customer profiles and behavior;

•	the successful management of interest rate risk;

•	demand, development and acceptance of new products and services;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in banking and other laws and regulations applicable to the Company; and

•	problems with technology utilized by the Company.

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income

	(in thousands)
	For the three months ended		For the nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
GAAP measures:
Interest income - loans	$7,740	$6,158	$21,658	$16,870
Interest income - investments and other	796	678	2,470	2,026
Interest expense - deposits	3,225	1,891	8,085	4,972
Interest expense - other borrowings	679	504	2,116	1,608
Interest expense - other	268	157	741	450

Total net interest income	$4,364	$4,284	$13,186	$11,866

Non-GAAP measures:
Tax benefit realized on non-taxable interest income—loans	$15	$23	$41	$62
Tax benefit realized on non-taxable interest income—municipal securities	53	51	163	158

Total tax benefit realized on non-taxable interest income	$68	$74	$204	$220

Total tax-equivalent net interest income	$4,432	$4,358	$13,390	$12,086

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

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At September 30, 2006, commercial loans not secured by real estate totaled $50.2 million, or 11.8% of gross loans, as compared to $41.1 million, or 10.9%, at December 31, 2005.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At September 30, 2006, commercial real estate loans totaled $170.0 million or 39.8% of the Bank’s gross loans, as compared to $151.0 million, or 40.0%, at December 31, 2005. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less in many cases. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrower’s principal owners and carefully evaluates the location and environmental condition of the real estate collateral.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at September 30, 2006 and December 31, 2005, were $64.2 million, or 15.0% of gross loans, and $49.7 million, or 13.2% of gross loans, respectively. The majority of these loans have an average life of approximately one year and reprice monthly as key market rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. Typically, the Bank obtains a first lien on the property as security for its construction loans, requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

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

Typically, the Bank originates all fixed rate mortgage loans with the intent to sell to investors in the secondary market. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At September 30, 2006, $108.9 million, or 25.5%, of the Bank’s loan portfolio consisted of one-to-four-family residential real estate loans as compared to $99.4 million, or 26.3%, at December 31, 2005.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and, if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Bank does require escrows for real estate taxes and insurance for secondary market loans.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, and credit card loans. At September 30, 2006, the Bank had consumer loans, including deposit overdraft balances, of $26.1 million, or 6.1% of gross loans, as compared to $29.6 million, or 7.8%, at December 31, 2005.

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

Comparing the quarter ended September 30, 2006 to the same period in 2005, net income decreased 14.3% to $1.4 million from $1.6 million. This decrease was a result of an increase in noninterest expense of 16.0%, while net interest income and noninterest income increased marginally when comparing the periods.

For the nine months ended September 30, 2006, net income increased 10.5% to $4.4 million from $4.0 million for the same period in 2005. This increase was attributable to an 11.1% increase in net interest income, a 52.1% decrease in the provision for loan losses and a 15.2% increase in noninterest income comparing these periods. These increases were offset by an increase in noninterest expenses of 16.9%.

The Company does not anticipate fourth quarter 2006 earnings to exceed current quarter earnings, but anticipates that moderate balance sheet growth and improvements in funding costs will provide opportunities for earnings growth in 2007. Net interest income is expected to increase in future periods from balance sheet growth and a stable net interest margin. The Company has expanded the retail banking network by opening two branch offices in 2006. This expansion has increased noninterest expense during the year, but is not expected to continue increasing at the recent pace.

Net Interest Income

Net interest income was $4.4 million for the third quarter of 2006, which was an increase of $80 thousand or 1.9% over $4.3 million for the same period in 2005. Growth in average earning assets, predominantly in the loan portfolio, was offset by a decline in the net interest margin. Average earning assets increased 13.3%, or $56.8 million, when comparing the periods. The net interest margin for the third quarter of 2006 was 3.63%, a 41 basis point decrease when compared to 4.04% for the corresponding period of 2005. The decline in the net interest margin was attributable to the inverted treasury yield curve and its higher short-term market rates, and an unfavorable shift in the Company’s deposit mix which increased the cost of funds.

For the nine months ended September 30, 2006, net interest income increased 11.1%, or $1.3 million, to $13.2 million as compared to $11.9 million for the same period in 2005. This increase was attributable to growth in average earning assets, predominantly in the loan portfolio. Average earning assets increased 14.7%, or $60.5 million, when comparing the periods. The net interest margin declined 14 basis points to 3.80% for the first nine months of 2006 compared to 3.94% for the corresponding period of 2005.

The Company does not anticipate significant changes in net interest income resulting from market rate changes during the next 12 months based on the interest rate sensitivity analysis included in Item 3 (Quantitative and Qualitative Disclosures about Market Risk) below. The Company does not expect the negative trend in the net interest margin to continue based on the anticipated re-pricing of rates on higher cost deposits and lower earning assets. However, future increases or decreases in net interest income will be determined by the Company’s ability to maintain or decrease the cost of funds and the growth of earning assets.

Noninterest Income

Noninterest income was $1.3 million for the each of the three months ended September 30, 2006 and the same period in 2005. Fees for other customer services increased 26.9% to $514 thousand for the three months ended September 30, 2006, compared to $405 thousand for the same period in 2005. This resulted from an increase in fee income from trust and asset management services and check card fees.

For the nine months ended September 30, 2006, noninterest income increased 15.2% to $3.8 million compared to $3.3 million for the corresponding period of 2005. When comparing the periods, fee income from trust and asset management services increased $266 thousand or 132.4% to $467 thousand for the first nine months of 2006 from $201 thousand for the same period in 2005. This increase was due to the growth of the Trust and Asset Management Department since it began operations in the first quarter of 2005. Increases in fee income from brokerage services and check card fees also contributed to the increase in fees from other customer services.

The Company does not anticipate noninterest income to continue increasing in future periods at recent growth rates, primarily due to the rapid growth of trust and asset management fee income during the department’s initial year of operation. This growth is expected to slow in future periods.

Noninterest Expense

For the three months ended September 30, 2006, noninterest expense increased 16.0% to $3.5 million compared to $3.0 million for the same period in 2005. For the nine months ended September 30, 2006, noninterest expense increased 16.9% to $10.2 million compared to $8.7 million for the same period of 2005. Salaries and employee benefits, occupancy and equipment expense increased over the comparable periods of 2005, primarily as a result of the expansion of the retail banking network. Consulting expense increased for both periods of 2006 over 2005 due to increases in investment consulting for the trust and asset management department. The Bank expanded the retail banking network during the first nine months of 2006 with the opening of two new branch offices located in its current market area. Higher levels of noninterest expense have occurred as a result of this expansion; however, noninterest expense is not anticipated to increase as rapidly in future periods.

Income Taxes

The Company has adopted FASB Statement No. 109, “Accounting for Income Taxes”. The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and nine month periods ended September 30, 2006 and 2005. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. The effective income tax rate for the three months ended September 30, 2006 and 2005 was 32.9% and 32.5%, respectively. For the nine months ended September 30, 2006 and 2005, the effective income tax rate was 32.6% and 32.2%, respectively. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Financial Condition

General

Total assets increased 9.9% during the first nine months of 2006 primarily due to continued growth in the loan portfolio. Loans, net of the allowance for loan losses, increased $48.9 million or 13.1% to $423.2 million at September 30, 2006 from $374.3 million at December 31, 2005. The Company’s asset growth was primarily funded by an increase in deposits during the first nine months of 2006. Deposits increased $42.2 million to $419.9 million at September 30, 2006 from $377.7 million at December 31, 2005. The Company expects moderate balance sheet growth in future periods. As a result, loan and deposit balances are not anticipated to increase at the same growth rates as recent periods.

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

Asset Quality

Asset quality remained strong during the third quarter of 2006 as nonperforming assets remained low. Nonperforming assets were $678 thousand at September 30, 2006 and $689 thousand at December 31, 2005. Net recoveries of $5 thousand were reported for the third quarter of 2006, compared to net charge-offs of $15 thousand for the same period of 2005. The net recoveries, economic conditions and improvements in delinquency rates resulted in a lower loan loss provision of $109 thousand for the third quarter of 2006 compared to $169 thousand for the same period in 2005. Nonperforming assets could increase due to other potential problem loans identified by management totaling $3.2 million at September 30, 2006. Potential problem loans at December 31, 2005 totaled $3.2 million. Certain risks have been identified that may result in these loans not being repaid in accordance with their terms, although the loans are generally well secured and are currently performing.

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $3.9 million at September 30, 2006 and $3.5 million at December 31, 2005, representing 0.91% and 0.93% of total loans, respectively. The increase in the total allowance for loan losses was reflective of growth in the loan portfolio.

Management classifies as nonperforming assets both loans on which payment has been delinquent 90 days or more, and for which there is a risk of loss to either principal or interest, and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had no foreclosed real estate at September 30, 2006 and December 31, 2005.

Impaired loans of $49 thousand at each of September 30, 2006 and December 31, 2005, have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $25 thousand at each of September 30, 2006 and December 31, 2005. The average recorded investment in impaired loans during the nine months ended September 30, 2006 and the year ended December 31, 2005 was $63 thousand and $102 thousand, respectively.

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

Securities

Securities at September 30, 2006 were $63.9 million, a 10.0% decrease from $71.1 million at December 31, 2005. The Company does not expect significant fluctuations in the securities portfolio in future periods. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of September 30, 2006, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits were $419.9 million at September 30, 2006, an increase of $42.2 million or 11.2% from $377.7 million at December 31, 2005, providing most of the funding needed to support asset growth during the first nine months of 2006. Time deposits increased $46.8 million or 31.2% during the first nine months of 2006 to $196.8 million compared to $150.0 million for the corresponding period in 2005. The majority of the increase was related to time deposits that the Company promoted in the first half of 2006. These time deposits will mature over the next two quarters. Savings and interest-bearing demand deposits decreased 2.7% and non-interest bearing demand deposits decreased 0.8% during the first nine months of 2006. Significant growth of time deposits caused an unfavorable shift in the deposit mix. The growth in time deposits was a result of higher short-term interest rates and price sensitive deposit customers. Although the Company plans to fund future asset growth with deposits, increasing competition could make this challenging.

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

At September 30, 2006, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $101.5 million. At September 30, 2006, approximately 20.9% or $89.3 million of the loan portfolio would mature or reprice within one year. At September 30, 2006, non-deposit sources of available funds totaled $62.5 million, which included $48.9 million available from FHLB. During the first nine months of 2006, the Bank borrowed and repaid Daily Rate Credit (DRC) advances as an alternative to purchasing federal funds.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 11.03% at September 30, 2006 and a ratio of Tier 1 capital to risk-weighted assets of 10.14%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

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

Commitments to extend credit, which amounted to $66.4 million at September 30, 2006, and $64.6 million at December 31, 2005, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At September 30, 2006 and December 31, 2005, the Company had $8.6 million and $8.8 million, respectively, in outstanding standby letters of credit.

At September 30, 2006 and December 31, 2005, the Company had entered into locked-rate commitments to originate mortgage loans amounting to $2.0 million and $1.2 million, respectively. The Company had loans held for sale of $672 thousand at September 30, 2006 and no loans held for sale at December 31, 2005. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $2.7 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the implementation of SAB 108 to have a material impact on its financial statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the implementation of SFAS 158 to have a material impact on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the implementation of FIN 48 to have a material impact on its financial statements.

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

The flat interest rate scenario is utilized by the Company for rate shock scenarios when preparing the earnings simulation analysis From this base, immediate, parallel rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on projected net income for the twelve months ending September 30, 2007 (fully tax-equivalent basis) for the Company using different rate scenarios:

Change in Yield Curve	(in thousands) Change in Net Income
+200 basis points	$(355)
+100 basis points	(263)
Flat	—
- 100 basis points	(137)
- 200 basis points	(162)

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The following chart reflects the change in net market value over different rate environments at September 30, 2006:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$(8,399)
+100 basis points	(5,726)
Flat	—
- 100 basis points	(1,343)
- 200 basis points	(195)

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

FIRST NATIONAL CORPORATION

(Registrant)

/s/ Harry S. Smith	November 13, 2006
President and Chief Executive Officer	Date

/s/ M. Shane Bell	November 13, 2006
Executive Vice President and Chief Financial Officer	Date

EXHIBIT INDEX

Number	Document

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350