Form 10-K
period 2006-12-31
FIRST NATIONAL CORP /VA/
filed 2007-03-30
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2006 was $67,172,889.

The number of outstanding shares of common stock as of March 23, 2007 was 2,922,860.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2007 Annual Meeting of Shareholders – Part III

Part I

Item 1.	Business

General

First National Corporation (the Company) is a financial holding company incorporated under the laws of the Commonwealth of Virginia on September 7, 1983. The Company owns all of the stock of its primary operating subsidiary, First Bank (the Bank), which is an independent commercial bank chartered under the laws of the Commonwealth of Virginia. The Company is also the parent company of First National (VA) Statutory Trust I (Trust I), First National (VA) Statutory Trust II (Trust II) and First National (VA) Statutory Trust III (Trust III). The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities.

The Bank first opened for business on July 1, 1907 under the name The Peoples National Bank of Strasburg. On January 10, 1928, the Bank changed its name to The First National Bank of Strasburg. On April 12, 1994, the Bank received approval from the Federal Reserve Bank of Richmond (the Federal Reserve) and the Virginia State Corporation Commission’s Bureau of Financial Institutions to convert to a state chartered bank with membership in the Federal Reserve System. On June 1, 1994, the Bank consummated such conversion and changed its name to First Bank.

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

Products and Services

The Bank provides loan, deposit, investment, trust and asset management and other products and services in the northern Shenandoah Valley region of Virginia. Loan products and services include personal loans (including automobile and property improvement loans), residential mortgages, home equity loans, credit cards and commercial loans. Deposit products and services include checking, savings, NOW accounts, money market accounts, IRA accounts, certificates of deposit and direct deposit services. The Bank offers other services, including safe deposit rentals, travelers checks, internet banking, wire transfer services and other traditional banking services.

The Bank’s Trust and Asset Management Department offers a variety of trust and asset management services including estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, estate settlement and benefit plans. The Bank offers financial planning and brokerage services for its customers through its investment division, First Financial Advisors.

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

The Bank’s products and services are provided through 11 branch offices, 29 ATMs and its website, www.firstbank-va.com. The Bank operates six of its offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, retail deposit, trust and investment management personnel to be readily available to serve customers throughout the Bank’s market area. For the location of each of these Financial Centers, see Item 2 of this Form 10-K below.

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

Factors affecting the competition for loans and deposits are interest rates offered, the number and location of branches and types of products offered, as well as the reputation of the institution. Advantages the Company has over the competition include long-term customer relationships, its commitment to excellent customer service, its dedicated and loyal employees, its local management and directors, and the support and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-sized businesses and local governmental entities within its communities. According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2006, the Bank was ranked first in Shenandoah County with $186.9 million in deposits, representing 26.6% of the total deposit market. The Bank was ranked third in Warren County with $72.1 million or 15.4% of the market, fourth in Frederick County with $41.8 million or 9.4% of the market, and sixth in the City of Winchester with $143.3 million or 8.1% of the market.

No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.

Employees

At December 31, 2006, the Company and the Bank employed a total of 151 full-time equivalent employees. The Company considers relations with its employees to be excellent.

SUPERVISION AND REGULATION

General

As a financial holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions. It is also subject to regulation, supervision and examination by the Federal Reserve Board. Other federal and state laws, including various consumer and compliance laws, govern the activities of the Bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower. Laws and regulations administered by the regulatory agencies also affect corporate practices, including business practices related to payment and charging of interest, documentation and disclosures, and affect the ability to open and close offices or purchase other entities.

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

Capital Requirements

The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. Trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.

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

Dividends

The Company is a legal entity separate and distinct from its banking and other subsidiaries. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2006, the Bank transferred $2.0 million in dividends to the Company. As of December 31, 2006, the aggregate amount of unrestricted funds which could be transferred from the Bank to the Company, without prior regulatory approval, totaled $11.2 million.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Accounts

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are subject to the deposit insurance assessments of the Deposit Insurance Fund (DIF) of the FDIC. The FDIC has implemented a risk-based deposit insurance assessment system for well-capitalized and well-managed banks under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. In addition, the FDIC has authority to impose special assessments from time to time.

On February 8, 2006, the President signed The Federal Deposit Insurance Reform Act of 2005 (the Reform Act) into law. The Reform Act merged the Bank Insurance Fund and the Savings Association Insurance Fund into the Deposit Insurance Fund, increased the coverage limit for retirement accounts to $250,000, indexed coverage limits for inflation and established a range for designated reserve ratios. The Reform Act also eliminated assessment restrictions on rates and granted the FDIC Board the discretion to price deposit insurance according to risk. The Bank was granted a one-time initial assessment credit to recognize past contributions to the fund.

The FDIC is authorized to prohibit any DIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. The Company is not aware of any existing circumstances that could result in termination of any of the Bank’s deposit insurance.

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

As the Company continues to implement its growth strategies by opening new branch offices or acquiring branches or other banks, increased personnel, occupancy and other operating expenses are expected. In the case of new branch offices, the Company must absorb higher expenses while attempting to generate new deposits. Further, there is a time lag involved in redeploying new deposits into attractively priced loans and other earning assets. Thus, plans to branch could depress earnings in the short term, even if the branching strategy is executed efficiently.

Future success is dependent on the ability to compete effectively in the highly competitive banking industry.

The Company faces vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in its market area. A number of these banks and other financial institutions are significantly larger than the Company and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. To a limited extent the Company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, insurance companies and governmental organizations which may offer more favorable products and services than the Company. Many of the non-bank competitors are not subject to the same extensive regulations that govern the Company. As a result, the non-bank competitors have advantages over the Company in providing certain services. This competition may reduce or limit margins and market share and may adversely affect the results of operations and financial condition.

The Bank’s concentration in loans secured by real estate may increase credit losses, which would negatively affect financial results.

The Bank offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. The majority of the loans are secured by real estate (both residential and commercial) in the market area. At December 31, 2006, these loans totaled $344.5 million, or 81.4%, of loans, net of the allowance for loan losses. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect customers’ ability to pay these loans, which in turn could impact the Bank. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and the Bank tries to limit exposure to this risk by monitoring extensions of credit carefully. The Bank cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

If the Bank’s allowance for loan losses becomes inadequate, results of operations may be adversely affected.

The Bank maintains an allowance for loan losses that it believes is a reasonable estimate of known and inherent losses in the loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering economic conditions, credit quality of the loan portfolio, collateral supporting the loans, performance of customers relative to their financial obligations and the quality of the Bank’s loan administration. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these losses may exceed current estimates. Although the Company believes the allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio, such losses and the adequacy of the allowance for loan losses cannot be fully predicted. Excessive loan losses could have a material impact on financial performance. Earnings may also be negatively impacted by loan growth, which requires additions to the allowance for loan losses.

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

The Company is headquartered in the northern Shenandoah Valley region of Virginia. Because lending is concentrated in this market, the Company will be affected by the general economic conditions in the region. Changes in the economy may influence the growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect the Company’s performance and financial condition.

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

The Company’s profitability will depend substantially upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. The Bank may pay above-market rates to attract deposits and below-market rates to attract loans. Changes in interest rates, including the shape of the treasury yield curve, will affect the Company’s financial performance and condition through the pricing of securities, loans, deposits and borrowings. The Company attempts to minimize exposure to interest rate risk, but will be unable to eliminate it. Our net interest spread will depend on many factors that are partly or entirely outside of the Company’s control, including competition, federal economic, monetary and fiscal policies and general economic conditions.

The Company relies heavily on its management team and the unexpected loss of any of those personnel could adversely affect operations; the Company depends on the ability to attract and retain key personnel.

The Company is a customer-focused and relationship-driven organization. We expect future growth to be driven in a large part by the relationships maintained with our customers by our senior officers. We have entered into employment agreements with Harry S. Smith, Dennis A Dysart, J. Andrew Hershey, M. Shane Bell, Marshall J. Beverley, Jr. and W. Blakeley Curtis. These employees are key officers who oversee major functional areas of the Company. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain their services. The unexpected loss of key officers could have a material adverse affect on our business and possibly result in reduced revenues and earnings.

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

The Company’s profitability and the value of an investment in the Company may suffer because of rapid and unpredictable changes in the highly regulated environment.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

I tem 2.	Properties

The following describes the location and general character of the principal offices of the Company.

The Company owns the headquarters building located at 112 West King Street, in Strasburg, Virginia. This location also serves as the Strasburg Financial Center, which primarily serves the banking needs of northern Shenandoah County customers. This three story building also houses the administrative personnel of the Company, including human resources, marketing, financial accounting and operations. Financial centers provide full service banking, including loan, deposit, investment, trust and asset management services, while the bank branches primarily focus on depository and consumer lending functions. The following table provides the name, location, year opened and type of the Company’s locations:

Name	Location	Year Opened	Type	Owned/Leased
Strasburg Financial Center	112 West King Street Strasburg, Virginia	1927	Financial Center	Owned

Front Royal Express	508 North Commerce Avenue Front Royal, Virginia	1985	Branch	Leased

Kernstown	3143 Valley Pike Winchester, Virginia	1994	Branch	Owned

South Woodstock	860 South Main Street Woodstock, Virginia	1995	Branch	Owned

North Loudoun	661 North Loudoun Street Winchester, Virginia	1998	Branch	Owned

North Woodstock	496 North Main Street Woodstock, Virginia	1999	Branch	Leased

Front Royal Financial Center	1717 Shenandoah Avenue Front Royal, Virginia	2002	Financial Center	Owned

Winchester Financial Center	1835 Valley Avenue Winchester, Virginia	2003	Financial Center	Owned

Mount Jackson Financial Center	5304 Main Street Mount Jackson, Virginia	2004	Financial Center	Owned

Sherando Financial Center	695 Fairfax Pike Stephens City, Virginia	2006	Financial Center	Owned

Winchester West Financial Center	208 Crock Wells Mill Drive Winchester, Virginia	2006	Financial Center	Owned

Rental expense for the leased locations totaled $34 thousand for the year ended December 31, 2006. The lease for the Front Royal Express property expires on April 30, 2007, with a six-month renewal option. The lease for the North Woodstock property expires on May 31, 2016, without a renewal option.

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

Market Prices and Dividends

Shares of the common stock of the Company are traded on the over-the-counter (OTC) market and quoted in the OTC Bulletin Board under the symbol “FXNC.” As of March 19, 2007, the Company had approximately 689 shareholders of record and at least 478 additional beneficial owners of shares of common stock.

Following are the high and low prices of sales of common stock known to the Company, along with the dividends that were paid quarterly in 2006 and 2005.

	Market Prices and Dividends (1)
	Sales Price ($)		Dividends ($) (2)
	High	Low
2005:
1st quarter	23.25	20.40	0.11
2nd quarter	26.00	21.63	0.11
3rd quarter	26.75	25.45	0.11
4th quarter	28.00	25.10	0.12

2006:
1st quarter	28.00	25.00	0.12
2nd quarter	28.00	26.60	0.12
3rd quarter	28.75	26.50	0.12
4th quarter	28.00	26.25	0.13

(1)	The amounts that are in the Market Price and Dividends table have been retroactively restated to reflect the Company’s two-for-one stock split declared March 16, 2005 and payable on April 29, 2005 to shareholders of record as of March 30, 2005.
(2)	The Company increased its dividend to $0.49 per share in 2006, which represented a dividend payout ratio of 24.65%. The dividend per share and dividend payout ratio in 2005 was $0.45 and 24.41%, respectively. The dividend payout ratio is computed by dividing aggregate cash dividends by net income.

Dividend Policy

The Company’s future dividend policy is subject to the discretion of its Board of Directors and will depend upon a number of factors, including future earnings, financial condition, liquidity and capital requirements of both the Company and the Bank, applicable governmental regulations and policies and other factors deemed relevant by its Board of Directors.

The Company is organized under the Virginia Stock Corporation Act, which prohibits the payment of a dividend if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business or if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of any preferred shareholders.

The Company is a legal entity separate and distinct from its subsidiaries. Its ability to distribute cash dividends will depend primarily on the ability of the Bank to pay dividends to it, and the Bank is subject to laws and regulations that limit the amount of dividends that it can pay. As a state member bank, the Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Under Virginia law, a bank may not declare a dividend in excess of its undivided profits. Additionally, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by it in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve.

The Federal Reserve and the state of Virginia have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the state of Virginia and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. Under the Federal Reserve’s regulations, the Bank may not declare or pay any dividend in excess of its net income for the current year plus any retained net income from the prior two calendar years. The Bank may also not declare or pay a dividend without the approval of its board and two-thirds of its shareholders if the dividend would exceed its undivided profits, as reported to the Federal Reserve.

In addition, the Company is subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect its dividend policies. The Federal Reserve has indicated that a bank holding company should generally pay dividends only if its net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

Stock Repurchases

The Company did not repurchase any shares of its common stock during the fourth quarter of 2006.

Stock Performance Graph

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return on the S&P 500, NASDAQ-Total U.S. and the SNL Bank Index < $500M, assuming an investment of $100 in shares of Common Stock on December 31, 2001, and the reinvestment of dividends.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
First National Corporation	$100.00	$123.76	$211.89	$271.33	$355.83	$361.70
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Bank < $500M Index	100.00	128.07	186.94	215.79	228.47	240.01

It em 6.	Selected Financial Data

The following is selected financial data for the Company for the last five years. This information has been derived from audited financial information included in Item 8 of this Form 10-K.

	Years Ended December 31, (in thousands except ratios and per share amounts)
	2006	2005	2004	2003	2002
Results of Operations
Interest and dividend income	$32,947	$26,013	$20,520	$17,738	$17,058
Interest expense	15,392	9,786	7,220	6,769	7,653
Net interest income	17,555	16,227	13,300	10,969	9,405
Provision for loan losses	378	838	810	705	405
Net interest income after provision for loan losses	17,177	15,389	12,490	10,264	9,000
Noninterest income	5,170	4,371	4,431	3,625	2,545
Noninterest expense	13,783	11,834	10,783	9,085	7,219
Income before income taxes	8,564	7,926	6,138	4,804	4,326
Income taxes	2,766	2,537	1,932	1,503	1,347
Net income	$5,798	$5,389	$4,206	$3,301	$2,979

Key Performance Ratios
Return on average assets	1.15%	1.22%	1.12%	1.05%	1.09%
Return on average equity	18.49%	19.48%	17.01%	14.37%	12.99%
Net interest margin	3.74%	3.96%	3.84%	3.83%	3.75%
Efficiency ratio(1)	59.95%	56.26%	59.89%	61.57%	60.30%
Dividend payout	24.65%	24.41%	28.51%	34.11%	36.60%

Per Share Data(2)
Net income, basic and diluted	$1.99	$1.84	$1.44	$1.11	$0.95
Cash dividends	0.49	0.45	0.41	0.39	0.35
Book value at period end	11.14	10.06	8.93	8.04	7.68

Financial Condition
Assets	$527,944	$474,988	$408,825	$343,650	$295,936
Loans, net	423,151	374,322	320,197	245,591	210,441
Securities	60,340	71,078	63,366	70,895	54,485
Deposits	435,044	377,657	320,945	277,828	243,012
Shareholders’ equity	32,555	29,391	26,100	23,503	24,254
Average shares outstanding, diluted(2)	2,917	2,923	2,924	2,960	3,160

Capital Ratios
Leverage	8.76%	8.20%	8.44%	7.77%	7.88%
Risk-based capital ratios:
Tier 1 capital	10.43%	9.68%	10.37%	9.90%	10.43%
Total capital	11.34%	10.59%	11.25%	10.88%	11.42%

(1)	The efficiency ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income excluding securities gains and losses. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Net interest income on a tax equivalent basis was $17,824, $16,529, $13,572, $11,201 and $9,598 for 2006, 2005, 2004, 2003 and 2002, respectively. Non-interest income excluding securities gains and losses was $5,168, $4,511, $4,431, $3,556 and $2,373 for 2006, 2005, 2004, 2003 and 2002, respectively. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP.” See “Non-GAAP Financial Measures” included in Item 7 of this Form 10-K.
(2)	Amounts have been restated to reflect a two-for-one stock split that was declared on March 16, 2005 and payable on April 29, 2005 to shareholders of record as of March 30, 2005 and a two-for-one stock split that was declared on April 16, 2003 and payable on May 30, 2003 to shareholders of record as of April 30, 2003.

I tem 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2006, 2005 and 2004 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

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

The Bank offers loan, deposit, trust and investment products and services through 11 offices, 29 ATMs and its website, www.firstbank-va.com, for both individuals and businesses. Customers include individuals, small and medium-sized businesses and governmental entities in the northern Shenandoah Valley region of Virginia.

The Company’s primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the interest rates paid. In addition to net interest income, noninterest income is another important source of revenue for the Company. Noninterest income is derived primarily from service charges on deposit accounts and fees earned from bank services. The Bank generates fee income from services that include investment and trust services and through the origination and sale of residential mortgages. Other factors that impact net income are the provision for loan losses and noninterest expense.

For the year ended December 31, 2006, net income was $5.8 million, an increase of $409 thousand or 7.6% compared to $5.4 million in 2005. The increase in earnings resulted from an 8.2% increase in net interest income, a 54.9% decrease in the provision for loan losses and an 18.3% increase in noninterest income, offset by a 16.5% increase in noninterest expense when comparing 2006 to 2005. Net income per share, basic and diluted, increased $0.15 to $1.99 for the year ended December 31, 2006 from $1.84 for 2005. The return on average assets was 1.15% for 2006, compared to 1.22% for 2005, and the return on average equity was 18.49% for 2006 compared to 19.48% for 2005.

Net interest income increased in 2006, compared to 2005, as a result of growth in average interest-earning assets. The increase in noninterest income was primarily a result of increased fee income generated from other customer services, including trust and asset management services, check card fees and brokerage services. Noninterest expenses increased in 2006 compared to 2005 due to an increase in salaries and employee benefits and increases in other operating expenses as a result of expansion of the retail branch network.

During 2006, total assets increased 11.1%, or $53.0 million, to $527.9 million at December 31, 2006 from $475.0 million at December 31, 2005. Asset growth occurred primarily in the loan portfolio where loans, net of the allowance for loan losses, increased 13.2% or $49.4 million to $423.2 million at December 31, 2006 from $374.3 million at December 31, 2005. Asset growth was funded by deposits that increased $57.3 million or 15.2% to $435.0 million at December 31, 2006 from $377.7 million at December 31, 2005.

The Company experienced net interest margin compression during 2006 as a result of increased competition for deposits, price sensitive deposit customers and the inverted treasury yield curve that created higher short-term rates. The combination of these factors created an unfavorable shift in the funding mix and an increased cost of funds. The net interest margin decreased 22 basis points to 3.74% for 2006, compared to 3.96% for 2005. For the fourth quarter of 2006, the net interest margin was 3.55%. The Company expects the net interest margin to stabilize during 2007 as a result of the anticipated re-pricing of higher rate interest-bearing liabilities, which include certain time deposits that will mature during the first quarter of 2007 and lower rate loans that mature throughout the year. However, the ability to attract lower cost funds, including noninterest-bearing deposits, and the shape of the treasury yield curve will have a significant impact on future increases or decreases in net interest income.

Another factor that impacts net income is the provision for loan losses. The provision is determined by asset quality, net charge-offs, loan growth and economic conditions. Economic conditions, which may not be as favorable in the near future, have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. Noninterest income and noninterest expense are the other factors that impact net income. The Company does not anticipate noninterest income to continue increasing in future periods at recent growth rates, primarily due to the rapid growth of trust and asset management fee income since the department’s initial year of operation in 2005. Noninterest expense is not expected to increase at recent growth rates as the Company plans to slow the expansion of the retail banking network as part of efforts to maintain earnings per share growth during periods of lower net interest margins.

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage growth or implement growth strategies if the Company is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	successful management of credit risk including certain concentrations in loans secured by real estate;

•	risks inherent in the loan portfolio such as repayment risks, fluctuating collateral values and concentrations;

•	the adequacy of the allowance for loan losses related to changes in general economic and business conditions in the market area;

•	maintaining capital levels adequate to support growth;

•	the successful management of interest rate risk;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in banking and other laws and regulations applicable to the Company;

•	problems with technology utilized by the Company;

•	changing trends in customer profiles and behavior;

•	demand, development and acceptance of new products and services; and

•	other factors identified in Item 1A, “Risk Factors”, above.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income excluding securities gains and losses. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the table below.

	Efficiency Ratio (in thousands)
	2006	2005
Noninterest expense	$13,783	$11,834

Tax-equivalent net interest income	$17,824	$16,529
Noninterest income	5,170	4,371
Less: securities gains (losses)	3	(140)

	$22,991	$21,040

Efficiency ratio	59.95%	56.26%

The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2006 and 2005 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income (in thousands)
	2006	2005
GAAP measures:
Interest income - loans	$29,678	$23,284
Interest income - investments and other	3,269	2,729
Interest expense - deposits	11,638	7,091
Interest expense - other borrowings	2,744	2,048
Interest expense - other	1,010	647

Total net interest income	$17,555	$16,227

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$54	$93
Tax benefit realized on non-taxable interest income - municipal securities	215	209

Total tax benefit realized on non-taxable interest income	$269	$302

Total tax-equivalent net interest income	$17,824	$16,529

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

Presented below is a discussion of those accounting policies that management believes are the most important (“Critical Accounting Policies”) to the portrayal and understanding of the Bank’s financial condition and results of operations. The Critical Accounting Policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

In an effort to manage the risk, the Bank’s policy gives loan amount approval limits to individual loan officers based on their position and level of experience. The Bank’s Board of Directors and its Loan Committee approves all loan relationships greater than $1.5 million. The President & CEO and the Executive Vice President—Loan Administration can combine their lending limits to approve loan relationships up to $1.5 million. All loan relationships greater than $750 thousand are reported to the Board or its Loan Committee. The Loan Committee consists of five non-management directors and the President & CEO. The Committee approves the Bank’s Loan Policy and reviews loans that have been charged-off. It also reviews the allowance for loan loss adequacy calculation as well as the loan watch list and other management reports. The Committee meets on a monthly basis and the Chairman of the Committee then reports to the Board of Directors.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At December 31, 2006, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $77.9 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At December 31, 2006, commercial loans not secured by real estate totaled $50.9 million, or 11.9% of the total loan portfolio, as compared to $41.1 million, or 10.9% at December 31, 2005.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At December 31, 2006, commercial real estate loans aggregated $171.3 million, or 40.1% of the Bank’s gross loans, as compared to $151.0 million, or 40.0% at December 31, 2005. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and carefully evaluates the location and environmental condition of the real estate collateral.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at December 31, 2006 and 2005 were $60.9 million, or 14.3% of gross loans, and $49.7 million, or 13.2% of gross loans, respectively. The majority of these loans have an average life of approximately one year and reprice monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, typically requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

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

Typically, the Bank originates fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At December 31, 2006, $112.3 million, or 26.3%, of the Bank’s loan portfolio consisted of one-to-four family loans secured by residential real estate, as compared to $99.4 million, or 26.3%, at December 31, 2005.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and, if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Bank does require escrows for real estate taxes and insurance for secondary market loans.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, and credit card loans. At December 31, 2006, consumer loans including deposit overdraft balances totaled $24.7 million, or 5.8% of gross loans, as compared to $29.6 million, or 7.8%, at December 31, 2005.

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

For the year ended December 31, 2006, net income increased 7.6% to $5.8 million from $5.4 million for 2005. This increase was attributable to an 8.2% increase in net interest income, a 54.9% decrease in the provision for loan losses and an 18.3% increase in noninterest income, offset by a 16.5% increase in noninterest expense when comparing the periods. For the year ended December 31, 2005, net income increased 28.1% from $4.2 million in 2004. The increase in earnings was primarily the result of a 22.0% increase in net interest income, offset by a 1.4% decrease in noninterest income and a 9.7% increase in noninterest expense when comparing 2005 to 2004.

The Company anticipates that moderate balance sheet growth and re-pricing of loans and deposits will provide opportunities for earnings growth in 2007. Net interest income is expected to increase in future periods from balance sheet growth and a stable net interest margin. The Company has expanded the retail banking network by opening two branch offices in 2006. This expansion has increased noninterest expense during the year, but the Company does not expect noninterest expense to continue increasing at the same pace as recent periods as the Company plans to slow the expansion of the retail banking network as part of efforts to maintain earnings per share growth during periods of lower net interest margins.

Net Interest Income

Net interest income was $17.6 million for the year ended December 31, 2006, which is an increase of $1.4 million or 8.2% over $16.2 million reported for the same period in 2005. Growth in average earning assets, predominantly in the loan portfolio, was offset by a decline in the net interest margin. Average earning assets increased 14.4%, or $60.0 million, when comparing the periods. The net interest margin for 2006 was 3.74%, a 22 basis point decrease when compared to 3.96% for 2005. The decline in the net interest margin was attributable to increased competition for deposits, price sensitive deposit customers and the inverted treasury yield curve that created high short-term market rates. The combination of these factors created an unfavorable shift in the Company’s funding mix and an increased cost of funds. In 2005, net interest income increased $2.9 million, or 22.0%, from $13.3 million in 2004.

The net interest margin was 3.74% in 2006, 3.96% in 2005, and 3.84% in 2004. Interest income as a percent of average earning assets was 6.96% in 2006, 6.31% in 2005 and 5.88% in 2004. Interest expense as a percent of average interest-bearing liabilities was 3.94% in 2006, 2.94% in 2005 and 2.55% in 2004. The interest rate spread was 3.02% in 2006, 3.37% in 2005 and 3.33% in 2004. The Company does not anticipate significant changes in net interest income resulting from key interest rate changes during the next 12 months based on the interest rate sensitivity analysis included in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) below. The net interest margin in the fourth quarter of 2006 was 3.55%. The Company does not expect the negative trend in the net interest margin to continue based on the anticipated re-pricing of higher cost deposits and lower earning assets. However, future increases or decreases in net interest income will be determined by the Company’s ability to maintain or improve the net interest margin and the growth of earning assets.

The following table provides information on average earning assets and interest-bearing liabilities for the years ended December 31, 2006, 2005 and 2004, as well as amounts and rates of tax equivalent interest earned and interest paid. The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components.

	Average Balances, Income and Expense, Yields and Rates (dollars in thousands) Years Ending December 31,
	2006			2005			2004
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits in other banks	$2,046	$111	5.45%	$759	$78	10.32%	$1,160	$33	2.85%
Securities:
Taxable	57,984	2,687	4.63%	53,667	2,221	4.14%	53,762	2,185	4.07%
Tax-exempt (1)	8,862	641	7.23%	9,699	620	6.39%	9,266	598	6.45%

Total securities	66,846	3,328	4.98%	63,366	2,841	4.48%	63,028	2,783	4.42%
Loans: (2)
Taxable	404,777	29,574	7.31%	349,140	23,156	6.63%	284,351	17,735	6.24%
Tax-exempt (1)	2,493	158	6.32%	3,299	221	6.70%	3,375	212	6.28%

Total loans	407,270	29,732	7.30%	352,439	23,377	6.63%	287,726	17,947	6.24%
Federal funds sold	898	45	4.99%	540	19	3.58%	1,890	29	1.52%

Total earning assets	477,060	33,216	6.96%	417,104	26,315	6.31%	353,804	20,792	5.88%
Less: allowance for loan losses	(3,770)			(3,218)			(2,756)
Total nonearning assets	30,838			26,901			24,292

Total assets	$504,128			$440,787			$375,340

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$53,806	$1,362	2.53%	$63,108	$1,185	1.88%	$64,599	$849	1.31%
Money market accounts	11,144	197	1.77%	13,688	179	1.31%	11,231	85	0.76%
Savings accounts	79,613	2,649	3.33%	66,138	1,385	2.09%	47,551	432	0.91%
Certificates of deposit:
Less than $100,000	90,618	3,623	4.00%	75,912	2,432	3.21%	71,446	2,284	3.20%
Greater than $100,000	83,334	3,807	4.57%	53,986	1,910	3.54%	39,861	1,298	3.26%

Total interest-bearing deposits	318,515	11,638	3.65%	272,832	7,091	2.60%	234,688	4,948	2.11%
Federal funds purchased	4,493	246	5.47%	3,872	152	3.94%	2,290	38	1.67%
Company obligated mandatorily redeemable capital securities	9,988	764	7.65%	8,248	495	6.00%	5,882	261	4.43%
Other borrowings	56,979	2,744	4.82%	48,418	2,048	4.23%	40,891	1,973	4.82%

Total interest-bearing liabilities	389,975	15,392	3.94%	333,370	9,786	2.94%	283,751	7,220	2.55%
Noninterest-bearing liabilities
Demand deposits	81,160			77,819			65,057
Other liabilities	1,634			1,932			1,806

Total liabilities	472,769			413,121			350,614
Shareholders’ equity	31,359			27,666			24,726

Total liabilities and shareholders’ equity	$504,128			$440,787			$375,340

Net interest income		$17,824			$16,529			$13,572

Interest rate spread			3.02%			3.37%			3.33%
Interest expense as a percent of average earning assets			3.23%			2.35%			2.04%
Net interest margin			3.74%			3.96%			3.84%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $269 thousand, $302 thousand and $272 thousand for 2006, 2005 and 2004, respectively.
(2)	Loans placed on a nonaccrual status are reflected in the balances.

	Volume and Rate (in thousands) Years Ending December 31,
	2006			2005
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Interest-bearing deposits in other banks	$46	$(13)	$33	$(7)	$52	$45
Loans	3,919	2,499	6,418	4,241	1,180	5,421
Loans, tax-exempt	(51)	(12)	(63)	(5)	14	9
Securities	187	279	466	(4)	40	36
Securities, tax-exempt	(39)	60	21	28	(6)	22
Federal funds sold	16	10	26	10	(20)	(10)

Total earning assets	$4,078	$2,823	$6,901	$4,263	$1,260	$5,523

Checking	$(131)	$308	$177	$(19)	$355	$336
Money market accounts	(20)	38	18	22	72	94
Savings accounts	325	939	1,264	220	733	953
Certificates of deposits:
Less than $100,000	523	668	1,191	142	6	148
Greater than $100,000	1,236	661	1,897	491	121	612
Federal funds purchased	28	66	94	38	76	114
Company obligated mandatorily redeemable capital securities	117	152	269	125	109	234
Other borrowings	391	305	696	225	(150)	75

Total interest-bearing liabilities	$2,469	$3,137	$5,606	$1,244	$1,322	$2,566

Change in net interest income	$1,609	$(314)	$1,295	$3,019	$(62)	$2,957

Noninterest Income

Noninterest income increased $799 thousand, or 18.3%, in 2006 compared to a decrease of $60 thousand or 1.4% in 2005. Trust department income increased $338 thousand, or 104.6%, in 2006, compared to an increase of $323 thousand, or 100.0% in 2005. The department’s first year of operation was 2005. ATM and check card fees increased $201 thousand, or 33.1% in 2006, compared to $93 thousand, or 18.1% in 2005. Brokerage fees increased $70 thousand, or 37.4% in 2006, compared to a decrease of $95 thousand, or 33.7%, in 2005. The decrease in noninterest income in 2005 was a result of net gains on sale of premises and equipment totaling $387 thousand in 2004 and net losses on the sale of securities totaling $140 thousand in 2005.

The Company does not anticipate noninterest income to continue increasing in future periods at recent growth rates, primarily due to the rapid growth of trust and asset management fee income during the department’s initial years of operation. The growth rate is expected to slow in future periods as the growth of the trust department’s assets under management begins to stabilize.

Noninterest Expense

In 2006, noninterest expenses increased $1.9 million, or 16.5%, over 2005. Salaries and employee benefits increased 16.9% for 2006 over 2005 as a result of salary increases and expansion of the branch network in 2006. Occupancy and equipment costs increased 18.8% for 2006 over 2005, compared to 5.0% for 2005 over 2004. The increase during 2006 was also a result of retail branch expansions. During 2006, the Bank constructed and opened two new financial centers in Frederick County, the Sherando Financial Center, located in Stephens City, and the Winchester West Financial Center, located near Winchester. Higher levels of noninterest expense have occurred as a result of this expansion; however, noninterest expense is not anticipated to increase as rapidly in future periods as the Company plans to slow the expansion of the retail banking network in order to maintain earnings per share growth during periods of lower net interest margins. During 2005, there were no additions to the branch network. In 2005, noninterest expenses increased $1.1 million, or 9.7%, over 2004. The 2005 increase was attributable to an increase in salaries and employee benefits of 22.0% as a result of salary increases and the addition of the trust and asset management department.

Income Taxes

The Company has adopted FASB Statement No. 109, “Accounting for Income Taxes.” For a more detailed discussion of the Company’s tax calculation, see Note 9 to the consolidated financial statements, included in Item 8 of this Form 10-K.

Financial Condition

General

Total assets increased 11.1% during 2006 primarily due to continued growth in the loan portfolio. Loans, net of the allowance for loan losses, increased $48.9 million or 13.0% to $423.2 million at December 31, 2006 from $374.3 million at December 31, 2005. The Company’s asset growth was funded by an increase in deposits during 2006. Deposits increased $57.3 million to $435.0 million at December 31, 2006 from $377.7 million at December 31, 2005. The Company expects moderate balance sheet growth in future periods as a result of less loan demand and continued challenges in attracting deposits.

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

	Loan Portfolio (in thousands) At December 31,
	2006	2005	2004	2003	2002
Commercial, financial, and agricultural	$53,004	$42,942	$37,508	$31,745	$29,458
Real estate construction	60,913	49,748	42,538	23,586	12,172
Real estate - mortgage:
Residential (1-4 family)	112,323	99,442	94,960	71,657	58,705
Secured by farmland	2,507	2,195	2,298	2,602	2,112
Other real estate loans	168,754	148,805	111,506	85,509	67,680
Consumer	24,655	29,640	31,413	32,116	37,064
All other loans	4,973	5,078	2,851	923	5,412

Total loans	$427,129	$377,850	$323,074	$248,138	$212,603
Less: allowance for loan losses	3,978	3,528	2,877	2,547	2,162

Loans, net of unearned income and allowance for loan losses	$423,151	$374,322	$320,197	$245,591	$210,441

As shown in the table above, other real estate loans, real estate construction loans and residential real estate loans increased during 2006 and contributed 89.3% of the loan growth. These changes are reflective of the Bank’s growth efforts and the loan demand in the market during the year. Other real estate loans, which include commercial loans secured by real estate, represented the largest growth in the loan portfolio of $20.0 million, followed by residential real estate growth of $12.9 million.

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $344.5 million, or 81.4% of loans, net of the allowance for loan losses, and $300.2 million, or 80.2% of loans, net of the allowance for loan losses, at December 31, 2006 and 2005, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations could be impacted by local economic conditions. Construction loans totaled $60.9 million and $49.7 million, or 14.4% and 13.3% of loans, net of the allowance for loan losses, at December 31, 2006 and 2005, respectively.

The Company has identified and is monitoring another concentration of credit risk. This concentration involves loans secured by hotels and motels, which totaled $28.9 million at December 31, 2006, representing 88.6% of total shareholders’ equity and 6.8% of loans, net of the allowance for loan losses. At December 31, 2005, this concentration totaled $31.2 million, representing 106.2% of total shareholders’ equity and 8.3% of loans, net of the allowance for loan losses. The Company experienced no loan losses related to this identified risk during the years ending December 31, 2006, 2005 and 2004.

There was no category of loans that exceeded 10% of outstanding loans at December 31, 2006 that were not disclosed in the above table. The following table sets forth the maturities of the loan portfolio at December 31, 2006:

	Remaining Maturities of Selected Loans (in thousands) At December 31, 2006
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial, financial, and agricultural	$31,871	$19,449	$1,684	$53,004
Real estate construction	32,062	28,635	216	60,913
Real estate - mortgage:
Residential (1-4 family)	14,162	50,085	48,076	112,323
Secured by farmland	885	1,332	290	2,507
Other real estate loans	17,464	137,445	13,845	168,754
Consumer	2,487	20,898	1,270	24,655
All other loans	1,278	2,128	1,567	4,973

Total loans	$100,209	$259,972	$66,948	$427,129

For maturities over one year:
Fixed rates	$260,380
Variable rates	66,540

	$326,920

Asset Quality

Management classifies as nonperforming assets both loans on which payment has been delinquent 90 days or more and for which there is a risk of loss to either principal or interest, and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had no foreclosed real estate at December 31, 2006 and 2005.

Asset quality remained strong during 2006 as nonperforming assets remained low. Nonperforming assets totaled $721 thousand and $689 thousand at December 31, 2006 and 2005, representing 18.1% and 19.5% of the allowance for loan losses, respectively. Net recoveries of $72 thousand were reported for 2006, compared to net charge-offs of $187 thousand in 2005 and $480 thousand in 2004. The net recoveries resulted in a lower loan loss provision of $378 thousand for 2006 compared to $838 thousand for 2005. Nonperforming assets could increase due to other potential problem loans identified by management totaling $3.5 million at December 31, 2006. Potential problem loans at December 31, 2005 totaled $3.2 million. Certain risks have been identified that may result in these loans not being repaid in accordance with their terms, although the loans are generally well secured and are currently performing.

The amount allocated during the year to the provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $4.0 million and $3.5 million at December 31, 2006 and 2005, representing 0.93% of total loans for both periods. The increases in the total allowance for loan losses were reflective of growth in the loan portfolio. Loans, net of the allowance for loan losses increased $48.9 million, or 13.0%, to $423.2 million at December 31, 2006 from $374.3 million at December 31, 2005.

Impaired loans of $49 thousand at each of December 31, 2006 and 2005 have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $25 thousand at each of December 31, 2006 and 2005. The average recorded investment in impaired loans during 2006 and 2005 was $59 thousand and $102 thousand, respectively.

Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 amounted to $161 thousand, $153 thousand and $182 thousand at December 31, 2006, 2005 and 2004, respectively. If interest on these loans had been accrued, such income would have approximated $22 thousand, $19 thousand and $6 thousand for 2006, 2005 and 2004, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed below.

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover losses inherent within the loan portfolio. For each period presented, the provision for loan losses charged to expense was based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management considers economic conditions, historical loss factors, past due percentages, internally generated loan quality reports and other relevant factors when evaluating the loan portfolio. There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers. For further discussion regarding the allowance for loan losses, see “Critical Accounting Policies” above. The following table shows a detail of loans charged-off, recovered and the changes in the allowance for loan losses.

	Allowance for Loan Losses (in thousands) At December 31,
	2006	2005	2004	2003	2002
Balance, beginning of period	$3,528	$2,877	$2,547	$2,162	$1,976
Loans charged-off:
Commercial, financial and agricultural	12	40	65	98	—
Real estate-construction	—	—	—	—	—
Real estate-mortgage	—	—	—	—	—
Residential (1-4 family)	—	—	30	—	—
Non-farm, non-residential	—	—	—	—	—
Secured by farmland	—	—	—	—	—
Consumer	236	381	474	272	250
All other loans	—	—	—	—	—

Total loans charged off	$248	$421	$569	$370	$250

Recoveries:
Commercial, financial and agricultural	$—	$—	$—	$—	$—
Real estate-construction	—	—	—	—	—
Real estate-mortgage	—	—	—	—	—
Residential (1-4 family)	—	8	—	—	—
Non-farm, non-residential	—	—	—	—	—
Secured by farmland	—	—	—	—	—
Consumer	320	226	89	50	—
All other loans	—	—	—	—	31

Total recoveries	$320	$234	$89	$50	$31

Net charge-offs (recoveries)	$(72)	$187	$480	$320	$219
Provision for loan losses	378	838	810	705	405

Balance, end of period	$3,978	$3,528	$2,877	$2,547	$2,162

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans.

	Allocation of Allowance for Loan Losses (dollars in thousands) At December 31,
	2006		2005		2004		2003		2002
	Percent of Loans to Total Loans		Percent of Loans to Total Loans		Percent of Loans to Total Loans		Percent of Loans to Total Loans		Percent of Loans to Total Loans

Commercial, financial and agricultural	$718	18.05%	$566	11.40%	$524	11.61%	$460	12.79%	$446	13.56%
Real estate-construction	489	12.29%	408	13.17%	347	13.16%	229	9.50%	155	5.73%
Real estate- mortgage	2,235	56.19%	1,956	66.28%	1,582	64.62%	1,214	64.40%	1,126	60.84%
Consumer	448	11.26%	512	7.84%	395	9.72%	626	12.94%	395	17.32%
All other	88	2.21%	86	1.31%	29	0.89%	18	0.37%	40	2.55%

	$3,978	100.00%	$3,528	100.00%	$2,877	100.00%	$2,547	100.00%	$2,162	100.00%

The following table provides information on the Bank’s nonperforming assets at the dates indicated.

	Nonperforming Assets (dollars in thousands) At December 31,
	2006	2005	2004	2003	2002
Nonaccrual loans	$210	$202	$307	$171	$192
Restructured loans	—	—	—	—	—
Foreclosed property	—	—	270	—	—
Loans past due 90 days accruing interest	511	487	76	463	1,397

Total nonperforming assets	$721	$689	$653	$634	$1,589

Allowance for loan losses to period end loans	0.93%	0.93%	0.89%	1.03%	1.02%

Nonperforming assets to period end loans	0.17%	0.18%	0.20%	0.26%	0.75%

Net charge-offs (recoveries) to average loans	(0.02%)	0.05%	0.17%	0.14%	0.11%

Securities

Securities at December 31, 2006 were $60.3 million, a decrease of $10.8 million, or 15.1%, from $71.1 million at the end of 2005. The Company plans to maintain its current level of securities in relation to total assets in order to maintain minimum liquidity ratios that are required by Company policy. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of December 31, 2006, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios.

The following table summarizes the fair value of the Company’s securities portfolio on the dates indicated.

	Securities Portfolio (in thousands) At December 31,
	2006	2005	2004
Securities, available for sale
U.S. agency and mortgage-backed securities	$46,429	$57,591	$50,256
Obligations of state and political subdivisions	10,366	9,875	10,034
Other securities	3,545	3,612	3,076

Total securities	$60,340	$71,078	$63,366

The following table shows the maturities of available for sale debt and equity securities at amortized cost and market value at December 31, 2006 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 34% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities available for sale, see Note 2 to the consolidated financial statements, included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis (dollars in thousands) At December 31, 2006
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Available for sale securities:
U.S. agency and mortgage- backed securities
Amortized cost	$990	$13,257	$14,310	$18,519	$47,076
Market value	$991	$13,152	$14,103	$18,183	$46,429
Weighted average yield	5.05%	4.56%	4.54%	4.82%

Obligations of state and political subdivisions
Amortized cost	$—	$1,104	$5,080	$4,089	$10,273
Market value	$—	$1,114	$5,121	$4,131	$10,366
Weighted average yield (1)	0.00%	6.40%	6.35%	5.81%

Other securities
Amortized cost	$—	$—	$—	$3,402	$3,402
Market value	$—	$—	$—	$3,545	$3,545
Weighted average yield	0.00%	0.00%	0.00%	5.69%

Total portfolio
Amortized cost	$990	$14,361	$19,390	$26,010	$60,751
Market value	$991	$14,266	$19,224	$25,859	$60,340
Weighted average yield (1)	5.05%	4.70%	5.01%	5.11%

(1)	Yields on tax-exempt securities have been calculated on a tax-equivalent basis.

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

Deposits

Deposits at December 31, 2006 were $435.0 million, an increase of $57.3 million, or 15.2%, from $377.7 million at December 31, 2005, providing the funding needed to support asset growth during the year ended December 31, 2006. Time deposits increased $34.2 million, or 22.8%, during 2006 to $184.2 million compared to $150.0 million for 2005. The majority of the increase was related to time deposits that the Company promoted in the first half of 2006. These time deposits began maturing during the fourth quarter of 2006 and will continue to mature during the first quarter of 2007. Savings and interest-bearing demand deposits increased $22.3 million, or 15.4%, to $167.4 million compared to $145.1 million for 2005. This increase was related to an increase in higher rate savings accounts that the Company promoted in the fourth quarter of 2006. Non-interest bearing demand deposits increased 1.0% during 2006. Significant growth in time deposits and higher rate savings accounts caused an unfavorable shift in the deposit mix. The growth in time deposits and higher rate savings accounts was a result of higher short-term interest rates and price sensitive deposit customers. Although the Company plans to fund future asset growth with deposits, increasing competition could make this challenging.

The following tables include a summary of average deposits and average rates paid and maturities of CD’s greater than $100,000.

	Average Deposits and Rates Paid (dollars in thousands) Year Ended December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$81,160	—	$77,819	—	$65,057	—

Interest-bearing deposits:
Interest checking	$53,806	2.53%	$63,108	1.88%	$64,599	1.31%
Money market	11,144	1.77%	13,688	1.31%	11,231	0.76%
Savings	79,613	3.33%	66,138	2.09%	47,551	0.91%
Time deposits:
Less than $100,000	90,618	4.00%	75,912	3.21%	71,446	3.20%
Greater than $100,000	83,334	4.57%	53,986	3.54%	39,861	3.26%

Total interest-bearing deposits	$318,515	3.65%	$272,832	2.60%	$234,688	2.11%

Total deposits	$399,675		$350,651		$299,745

	Maturities of CD’s Greater than $100,000 (in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2006	$14,800	$27,252	$17,352	$26,249	$85,653

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

At December 31, 2006, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities, and loans maturing within one year were $120.9 million. At the end of 2006, approximately 37.4% or $160.1 million of the loan portfolio would mature or reprice within a one-year period. At December 31, 2006, non-deposit sources of available funds totaled $76.6 million, which included $55.1 million available from the Federal Home Loan Bank (FHLB). During 2006, other borrowing activity included the repayment of a Fixed Rate Credit (FRC) advance of $5.0 million and a new Adjustable Rate Credit (ARC) advance of $30.0 million with a three-month maturity. The Bank also borrowed and repaid Daily Rate Credit (DRC) advances during 2006 as an alternative to purchasing federal funds.

Company Obligated Mandatorily Redeemable Capital Securities

On March 11, 2003, First National (VA) Statutory Trust I (Trust I), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2006 was 8.52%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of Trust I is $3.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2006 was 7.96%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2006 was 7.26%. The securities have a mandatory redemption date of October 1, 2036, and are subject to varying call provisions beginning October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2006, $11.6 million of trust preferred securities issued by the Trusts were included in the Company’s Tier 1 capital.

Contractual Obligations

The impact that contractual obligations as of December 31, 2006 are expected to have on liquidity and cash flow in future periods is as follows:

	Contractual Obligations (in thousands)
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long-term debt	$45,750	$35,118	$10,263	$270	$99
Operating leases	156	38	39	29	50

Total	$45,906	$35,156	$10,302	$299	$149

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

At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(in thousands)
	2006	2005
Commitments to extend credit	$68,712	$64,596
Stand-by letters of credit	6,959	8,801
Rate lock commitments	2,240	1,188

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

At December 31, 2006, the Bank had entered into locked-rate commitments to originate mortgage loans amounting to $2.2 million and had loans held for sale of $105 thousand. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. Under present regulations, trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. The Company had a ratio of risk-weighted assets to total capital of 11.34% at December 31, 2006 and a ratio of risk-weighted assets to Tier 1 capital of 10.43%. Both of these exceed both the minimum capital requirement and the minimum to be well capitalized under prompt corrective action provisions adopted by the federal regulatory agencies.

The following table summarizes the Company’s Tier 1 capital, Tier 2 capital, risk-weighted assets and capital ratios at December 31, 2006, 2005 and 2004.

	Analysis of Capital (dollars in thousands) At December 31,
	2006	2005	2004
Tier 1 capital:
Common stock	$3,653	$3,653	$3,655
Surplus	1,465	1,465	1,465
Retained earnings	29,104	24,735	20,687
Trust preferred securities	11,628	8,000	8,000
Intangible assets	(81)	(87)	(95)

Total Tier 1 Capital	$45,769	$37,766	$33,712
Tier 2 capital:
Allowance for loan losses	3,978	3,528	2,877

Total Risk-Based Capital	$49,747	$41,294	$36,589

Risk-weighted assets	$438,763	$389,999	$260,608

Capital ratios:
Tier 1 Risk-Based Capital Ratio	10.43%	9.68%	10.37%
Total Risk-Based Capital Ratio	11.34%	10.59%	11.25%
Tier 1 Capital to Average Assets	8.76%	8.20%	8.44%

Repurchase of Common Stock and Stock Splits

On March 16, 2005, the Board of Directors of the Company declared a two-for-one stock split of the Company’s common stock, including authorized and unissued shares. The stock split was payable on April 29, 2005 to shareholders of record as of March 30, 2005. As a result of the stock split, the Company had 8,000,000 shares of common stock authorized, at a par value of $1.25 per share, and 2,924,124 shares outstanding at April 29, 2005. Subsequent to the stock split, the Company purchased and retired 1,264 shares of its common stock, resulting in 2,922,860 shares outstanding at December 31, 2006.

Prior period financial information has been restated to reflect the stock split.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements, included in Item 8 of this Form 10-K, for discussion of recent accounting pronouncements.

Quarterly Results

The table below lists the Company’s quarterly performance for the years ended December 31, 2006, 2005 and 2004.

	2006 (in thousands, except per share data)
	First	Second	Third	Fourth	Total
Interest and dividend income	$7,478	$8,114	$8,536	$8,819	$32,947
Interest expense	3,119	3,651	4,172	4,450	15,392

Net interest income	4,359	4,463	4,364	4,369	17,555
Provision for loan losses	85	84	109	100	378

Net interest income after provision for loan losses	4,274	4,379	4,255	4,269	17,177
Noninterest income	1,222	1,287	1,276	1,385	5,170
Noninterest expense	3,257	3,477	3,473	3,576	13,783

Income before income taxes	2,239	2,189	2,058	2,078	8,564
Income tax expense	727	709	678	652	2,766

Net income	1,512	1,480	1,380	1,426	5,798

Net income per share, basic and diluted	$0.52	$0.50	$0.47	$0.50	$1.99

	2005 (in thousands, except per share data)
	First	Second	Third	Fourth	Total
Interest and dividend income	$5,787	$6,273	$6,836	$7,117	$26,013
Interest expense	2,148	2,330	2,552	2,756	9,786

Net interest income	$3,639	$3,943	$4,284	$4,361	$16,227
Provision for loan losses	245	166	169	258	838

Net interest income after provision for loan losses	3,394	3,777	$4,115	$4,103	15,389
Noninterest income	899	1,121	1,267	1,084	4,371
Noninterest expense	2,858	2,880	2,994	3,102	11,834

Income before income taxes	$1,435	$2,018	$2,388	$2,085	$7,926
Income tax expense	450	656	777	654	2,537

Net income	$985	$1,362	$1,611	$1,431	$5,389

Net income per share, basic and diluted	$0.34	$0.46	$0.55	$0.49	$1.84

	2004 (in thousands, except per share data)
	First	Second	Third	Fourth	Total
Interest income	$4,792	$4,923	$5,253	$5,552	$20,520
Interest expense	1,683	1,733	1,832	1,972	7,220

Net interest income	$3,109	$3,190	$3,421	$3,580	$13,300
Provision for loan losses	163	285	220	142	810

Net interest income after provision for loan losses	$2,946	$2,905	$3,201	$3,438	$12,490
Noninterest income	878	1,492	1,032	1,029	4,431
Noninterest expense	2,523	2,828	2,733	2,699	10,783

Income before income taxes	$1,301	$1,569	$1,500	$1,768	$6,138
Income tax expense	404	500	494	534	1,932

Net income	$897	$1,069	$1,006	$1,234	$4,206

Net income per share, basic and diluted	$0.31	$0.37	$0.34	$0.42	$1.44

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

The flat interest rate scenario is utilized by the Company for rate shock scenarios when preparing the earnings simulation analysis. From this base, immediate, parallel rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on projected net income for the twelve months ending December 31, 2007 (fully tax-equivalent basis) for the Company using different rate scenarios:

Change in Yield Curve	(in thousands) Change in Net Income
+200 basis points	$(304)
+100 basis points	(146)
Flat	—
- 100 basis points	23
- 200 basis points	(24)

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The following chart reflects the change in net market value over different rate environments at December 31, 2006:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$(2,384)
+100 basis points	652
Flat	—
- 100 basis points	374
- 200 basis points	79

Item 8.	Financial Statements and Supplementary Data

To the Shareholders and Board of Directors

First National Corporation

Strasburg, VA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of First National Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 11 to the consolidated financial statements, on December 31, 2006, First National Corporation changed its method of accounting for its pension plan to adopt FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Winchester, Virginia

March 5, 2007

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

December 31, 2006 and 2005

(in thousands, except share and per share data)

	2006	2005
Assets
Cash and due from banks	$10,368	$9,762
Interest-bearing deposits in banks	1,759	685
Federal funds sold	8,430	—
Securities available for sale, at fair value	60,340	71,078
Loans held for sale	105	—
Loans, net of allowance for loan losses, 2006, $3,978 2005, $3,528	423,151	374,322
Premises and equipment, net	17,603	13,919
Interest receivable	2,038	1,671
Other assets	4,150	3,551

Total assets	$527,944	$474,988

Liabilities & Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$83,386	$82,534
Savings and interest-bearing demand deposits	167,419	145,132
Time deposits	184,239	149,991

Total deposits	$435,044	$377,657
Federal funds purchased	—	8,217
Other borrowings	45,750	50,223
Company obligated mandatorily redeemable capital securities	12,372	8,248
Accrued interest and other liabilities	2,223	1,252
Commitments and contingencies	—	—

Total liabilities	$495,389	$445,597

Shareholders’ Equity
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2,922,860 shares	$3,653	$3,653
Surplus	1,465	1,465
Retained earnings	29,104	24,735
Unearned ESOP shares	(546)	—
Accumulated other comprehensive loss, net	(1,121)	(462)

Total shareholders’ equity	$32,555	$29,391

Total liabilities and shareholders’ equity	$527,944	$474,988

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three Years ended December 31, 2006

(in thousands, except per share data)

	2006	2005	2004
Interest and Dividend Income
Interest and fees on loans	$29,678	$23,284	$17,875
Interest on federal funds sold	45	19	29
Interest on deposits in banks	111	78	33
Interest and dividends on securities available for sale:
Taxable interest	2,466	2,079	2,096
Tax-exempt interest	423	409	395
Dividends	224	144	92

Total interest and dividend income	$32,947	$26,013	$20,520

Interest Expense
Interest on deposits	$11,638	$7,091	$4,948
Interest on federal funds purchased	246	152	38
Interest on company obligated mandatorily redeemable capital securities	764	495	261
Interest on other borrowings	2,744	2,048	1,973

Total interest expense	$15,392	$9,786	$7,220

Net interest income	$17,555	$16,227	$13,300

Provision for loan losses	378	838	810

Net interest income after provision for loan losses	$17,177	$15,389	$12,490

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Three years ended December 31, 2006

(in thousands, except per share data)

	2006	2005	2004
Noninterest Income
Service charges on deposit accounts	$2,730	$2,610	$2,665
ATM and check card fees	808	607	514
Trust department income	661	323	—
Brokerage fees	257	187	282
Fees for other customer services	296	326	285
Gains (losses) on sale of securities available for sale	3	(140)	—
Gains (losses) on sale of premises and equipment	—	(10)	387
Gain on sale of foreclosed real estate	—	19	—
Gains on sale of loans	207	302	172
Other operating income	208	147	126

Total noninterest income	$5,170	$4,371	$4,431

Noninterest Expense
Salaries and employee benefits	$7,451	$6,375	$5,224
Occupancy	805	721	714
Equipment	1,194	962	888
Marketing	598	444	561
Stationery and supplies	473	405	367
Legal and professional fees	609	385	617
Other operating expense	2,653	2,542	2,412

Total noninterest expense	$13,783	$11,834	$10,783

Income before income taxes	$8,564	$7,926	$6,138

Provision for income taxes	2,766	2,537	1,932

Net income	$5,798	$5,389	$4,206

Earnings per common share, basic and diluted	$1.99	$1.84	$1.44

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three years ended December 31, 2006

(in thousands)

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$5,798	$5,389	$4,206
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,013	798	704
Origination of loans held for sale	(14,908)	(19,998)	(15,211)
Proceeds from sale of loans held for sale	15,010	20,490	15,311
Provision for loan losses	378	838	810
Net (gains) losses on sale of securities available for sale	(3)	140	—
Net (gains) losses on sale of premises and equipment	—	10	(387)
Net gains on sales of loans	(207)	(302)	(172)
Gain on sale of foreclosed real estate	—	(19)	—
Accretion of security discounts	(44)	(22)	(24)
Amortization of security premiums	152	234	357
Compensation expense for ESOP shares allocated	24	—	—
Deferred income tax expense (benefit)	41	(238)	264
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(367)	(337)	56
(Increase) decrease in other assets	(1,047)	446	(534)
Increase (decrease) in accrued expenses and other liabilities	429	(575)	25

Net cash provided by operating activities	$6,269	$6,854	$5,405

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$4,392	$13,760	$565
Proceeds from maturities, calls, and principal payments of securities available for sale	11,732	10,757	17,467
Purchases of securities available for sale	(5,201)	(33,726)	(11,457)
Increase in federal funds sold	(8,430)	—	—
Purchase of premises and equipment	(4,697)	(2,554)	(1,823)
Proceeds from sale of premises and equipment	—	2	816
Net increase in loans	(49,208)	(54,962)	(75,686)
Proceeds from sale of foreclosed real estate	—	289	—

Net cash used in investing activities	$(51,412)	$(66,434)	$(70,118)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three years ended December 31, 2006

(in thousands)

	2006	2005	2004
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$23,139	$22,903	$33,217
Net increase in time deposits	34,248	33,809	9,900
Proceeds from other borrowings	188,170	84,000	41,000
Principal payments on other borrowings	(192,642)	(79,017)	(32,314)
Proceeds from issuance of company obligated mandatorily redeemable capital securities	4,124	—	5,155
Cash dividends paid	(1,429)	(1,315)	(1,199)
Acquisition of common stock	—	(28)	—
Shares issued to leveraged ESOP	(570)	—	—
Increase (decrease) in federal funds purchased	(8,217)	1,904	5,806

Net cash provided by financing activities	$46,823	$62,256	$61,565

Increase (decrease) in cash and cash equivalents	$1,680	$2,676	$(3,148)

Cash and cash equivalents, beginning of year	10,447	7,771	10,919

Cash and cash equivalents, end of year	$12,127	$10,447	$7,771

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$15,040	$9,591	$7,190

Income taxes	$3,159	$2,805	$1,450

Supplemental Disclosure of Noncash Operating Activities, adjustment to initially apply FASB Statement No. 158	$1,287	$—	$—

Supplemental Disclosures of Noncash Investing Activities Unrealized gains (losses) on securities available for sale	$289	$(1,145)	$(620)

Transfer from loans to other real estate	$—	$—	$270

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three years ended December 31, 2006

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2003	$3,655	$1,465	$17,680	$—	$703		$23,503
Comprehensive income:
Net income	—	—	4,206	—	—	$4,206	4,206
Other comprehensive loss, net of tax, unrealized holding losses arising during the period (net of tax, $210)	—	—	—	—	(410)	(410)	(410)

Total comprehensive income						$3,796

Cash dividends ($0.41 per share)	—	—	(1,199)	—	—		(1,199)

Balance, December 31, 2004	$3,655	$1,465	$20,687	$—	$293		$26,100
Comprehensive income:
Net income	—	—	5,389	—	—	$5,389	5,389
Other comprehensive loss, net of tax Unrealized holding losses arising during the period (net of tax, $437)	—	—	—	—	—	(848)	—
Reclassification adjustment (net of tax, $47)	—	—	—	—		93	—
Other comprehensive income (net of tax, $390)	—	—	—	—	(755)	$(755)	(755)

Total comprehensive income						$4,634

Cash dividends ($0.45 per share)	—	—	(1,315)	—	—		(1,315)
Acquisition of 1,264 shares of common stock	(2)	—	(26)	—	—		(28)

Balance, December 31, 2005	$3,653	$1,465	$24,735	$—	$(462)		$29,391
Comprehensive income:
Net income	—	—	5,798	—	—	$5,798	5,798
Other comprehensive income, net of tax
Unrealized holding gains arising during the period (net of tax, $99)	—	—	—	—	—	193	—
Reclassification adjustment (net of tax, $1)	—	—	—	—		(2)	—

Other comprehensive income (net of tax, $340)	—	—	—	—	191	$191	191

Total comprehensive income						$5,989

Adjustment to initially apply FASB Statement No. 158 (net of tax, $437)	—	—	—	—	(850)		(850)
Shares issued to leveraged ESOP	—	—	—	(570)	—		(570)
Allocation of ESOP shares	—	—	—	24	—		24
Cash dividends ($0.49 per share)	—	—	(1,429)	—	—		(1,429)

Balance, December 31, 2006	$3,653	$1,465	$29,104	$(546)	$(1,121)		$32,555

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

Principles of Consolidation

The consolidated financial statements of First National Corporation include the accounts of all six companies. All material intercompany balances and transactions have been eliminated in consolidation, except for balances and transactions related to the Trusts. FASB Interpretation No. 46(R) requires that the Company no longer consolidate the Trusts. The subordinated debt of these Trusts is reflected as a liability of the Company.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the northern Shenandoah Valley region of Virginia. Note 3 discusses the types of lending that the Company engages in. The Company has identified a concentration of credit risk in the hotel and motel industry. See Note 3 for further information on this concentration of credit risk. The Company does not have a significant concentration to any one customer.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company has defined cash equivalents as those amounts included in the balance sheet captions “Cash and due from banks and interest-bearing deposits in banks.”

Securities

Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. At December 31, 2006 and 2005, all of the Company’s securities were classified as available for sale.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At December 31, 2006, there were no other than temporary declines in fair value. Gains and losses on the sale of securities are recorded on the settlement date and are determined using the specific identification method.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The Company had no foreclosed real estate at December 31, 2006 and 2005.

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

Trust and Asset Management Department

Securities and other property held by the Trust and Asset Management Department in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Earnings per share for prior periods has been restated to give retroactive effect of the Company’s two-for-one stock split declared March 16, 2005. The stock split was payable on April 29, 2005 to shareholders of record as of March 30, 2005. Shares not committed to be released under the Company’s leveraged Employee Stock Ownership Plan (ESOP) are not considered to be outstanding. See Note 11 for further information on the Company’s ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per share were 2,916,958, 2,923,404 and 2,924,124 at December 31, 2006, 2005 and 2004, respectively.

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense incurred for 2006, 2005 and 2004 was $339 thousand, $290 thousand and $380 thousand, respectively.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The implementation of SAB 108 did not have a material impact on the Company’s financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No.158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Refer to Note 11 for further discussion of the impact the adoption of this standard had on the Company’s financial condition.

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

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect that EITF No. 06-4 will have on its consolidated financial statements when implemented.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks which have no readily determinable market value. Amortized costs and fair values of securities available for sale at December 31, 2006 and 2005, were as follows:

	2006 (in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$47,076	$6	$(653)	$46,429
Obligations of states and political subdivisions	10,273	123	(30)	10,366
Corporate equity securities	10	143	—	153
Restricted securities	3,392	—	—	3,392

	$60,751	$272	$(683)	$60,340

	2005 (in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$58,458	$24	$(891)	$57,591
Obligations of states and political subdivisions	9,829	121	(75)	9,875
Corporate equity securities	8	120	—	128
Restricted securities	3,484	—	—	3,484

	$71,779	$265	$(966)	$71,078

At December 31, 2006 and 2005, investments in an unrealized loss position that are temporarily impaired were as follows:

	2006 (in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$15,340	$(48)	$29,488	$(605)	$44,828	$(653)
Obligations of states and political subdivisions	1,142	(5)	1,618	(25)	2,760	(30)

	$16,482	$(53)	$31,106	$(630)	$47,588	$(683)

	2005 (in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$35,200	$(566)	$9,694	$(325)	$44,894	$(891)
Obligations of states and political subdivisions	2,438	(22)	1,410	(53)	3,848	(75)

	$37,638	$(588)	$11,104	$(378)	$48,742	$(966)

The tables above provide information about securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. All of the securities with unrealized losses are considered temporarily impaired and are a result of interest rate factors. These securities have not suffered credit deterioration and the Company has the ability to hold these issues until maturity. At December 31, 2006, there were thirty-nine agency and mortgage-backed securities and nine obligations of state and political subdivisions in an unrealized loss position. Ninety-eight percent of the Company’s investment portfolio had AAA credit ratings with a weighted-average repricing term of 4.0 years at December 31, 2006.

The amortized cost and fair value of securities available for sale at December 31, 2006 by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities and restricted securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

	(in thousands)
	Amortized Cost	Fair Value
Due within one year	$990	$991
Due after one year through five years	14,361	14,266
Due after five years through ten years	19,390	19,224
Due after ten years	22,608	22,314
Corporate equity securities	10	153
Restricted securities	3,392	3,392

	$60,751	$60,340

Proceeds from sales of securities available for sale during 2006, 2005 and 2004 were $4.4 million, $13.8 million and $565 thousand, respectively. Gross gains of $3 thousand were realized on those sales during 2006 and gross losses of $140 thousand were realized on those sales during 2005. There were no gains or losses on sales of securities during 2004.

Securities having a book value of $52.6 million and $15.1 million at December 31, 2006 and 2005 were pledged to secure public deposits and for other purposes required by law.

Note 3. Loans

Loans at December 31, 2006 and 2005 are summarized as follows:

	(in thousands)
	2006	2005
Mortgage loans on real estate:
Construction	$60,913	$49,748
Secured by farm land	2,507	2,195
Secured by 1-4 family residential	112,323	99,442
Other real estate loans	168,754	148,805
Loans to farmers (except those secured by real estate)	2,150	1,818
Commercial and industrial loans (except those secured by real estate)	50,854	41,124
Consumer loans	24,423	29,444
Deposit overdrafts	232	196
All other loans	4,973	5,078

Total loans	$427,129	$377,850
Allowance for loan losses	3,978	3,528

Loans, net	$423,151	$374,322

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $344.5 million, or 81.4% of loans, net of the allowance for loan losses, and $300.2 million, or 80.2% of loans, net of the allowance for loan losses, at December 31, 2006 and 2005, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is dependent upon local economic conditions. Construction loans totaled $60.9 million and $49.7 million, or 14.4% and 13.3% of loans, net of the allowance for loan losses, at December 31, 2006 and 2005, respectively.

The Company has identified and is monitoring another concentration of credit risk. This concentration involves loans secured by hotels and motels, which totaled $28.9 million at December 31, 2006, representing 88.6% of total equity and 6.8% of loans, net of the allowance for loan losses. At December 31, 2005, this concentration totaled $31.2 million representing 106.2% of total equity and 8.3% of loans, net of the allowance for loan losses. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this identified risk during the years ending December 31, 2006, 2005 and 2004.

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 were as follows:

	(in thousands)
	2006	2005	2004
Balance at beginning of year	$3,528	$2,877	$2,547
Provision charged to operating expense	378	838	810
Loan recoveries	320	234	89
Loan charge-offs	(248)	(421)	(569)

Balance at end of year	$3,978	$3,528	$2,877

Information about impaired loans as of and for the years ended December 31, 2006, 2005 and 2004 is as follows:

	(in thousands)
	2006	2005
Impaired loans for which an allowance has been provided	$49	$49
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$49	$49

Allowance provided for impaired loans included in the allowance for loan losses	$25	$25

Average balance in impaired loans	$59	$102

Nonaccrual loans excluded from impaired loan disclosure under SFAS 114 amounted to $161 thousand, $153 thousand and $182 thousand at December 31, 2006, 2005 and 2004, respectively. If interest on these loans had been accrued, such income would have approximated $22 thousand, $19 thousand and $6 thousand for 2006, 2005 and 2004, respectively. Loans past due greater than ninety days and still accruing interest at December 31, 2006, 2005 and 2004 totaled $511 thousand, $487 thousand and $76 thousand, respectively.

Note 5. Premises and Equipment

Premises and equipment are summarized as follows at December 31, 2006 and 2005:

	(in thousands)
	2006	2005
Land	$4,001	$2,280
Buildings and leasehold improvements	10,995	8,716
Furniture and equipment	7,444	6,192
Construction in process	1,236	1,794

	$23,676	$18,982
Less accumulated depreciation	6,073	5,063

	$17,603	$13,919

Depreciation expense included in operating expenses for 2006, 2005 and 2004 was $1.0 million, $798 thousand and $704 thousand, respectively.

Note 6. Deposits

The aggregate amount of time deposits, in denominations of $100 thousand or more, was $85.7 million and $72.6 million at December 31, 2006 and 2005, respectively.

At December 31, 2006, the scheduled maturities of time deposits were as follows:

(in thousands)
2007	$115,576
2008	50,175
2009	9,449
2010	4,471
2011	4,568

$184,239

Note 7. Other Borrowings

The Bank had unused lines of credit totaling $76.6 million and $50.3 million available with non-affiliated banks at December 31, 2006 and 2005, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta in which the Bank can borrow up to 19% of its assets.

At December 31, 2006 and 2005, the Bank had borrowings from the Federal Home Loan Bank system totaling $45.0 million and $50.0 million, respectively, which mature through March 17, 2008. The interest rate on these borrowings ranged from 4.30% to 5.52% and the weighted average rate was 5.26% at December 31, 2006. The Bank had collateral pledged on these borrowings at December 31, 2006 including real estate loans totaling $72.4 million, and Federal Home Loan Bank stock with a book value of $3.0 million.

The Bank had a $204 thousand note payable, secured by a deed of trust, for land purchased to construct a banking office, which requires monthly payments of $2 thousand, and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

At December 31, 2006, the Company had a $546 thousand unsecured note payable, which requires monthly payments of $11 thousand and matures September 12, 2011. The fixed interest rate on this loan is 7.35%.

The contractual maturities of other borrowings at December 31, 2006 were as follows:

(in thousands)
2007	$35,118
2008	10,127
2009	136
2010	146
2011	124
Later years	99

$45,750

Note 8. Company Obligated Mandatorily Redeemable Capital Securities

On March 11, 2003, First National (VA) Statutory Trust I (Trust I), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2006 was 8.52%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of Trust I is $3.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2006 was 7.96%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning

June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2006 was 7.26%. The securities have a mandatory redemption date of October 1, 2036, and are subject to varying call provisions beginning October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2006, $11.6 million of trust preferred securities issued by the Trusts were included in the Company’s Tier 1 capital.

Note 9. Income Taxes

Net deferred tax assets consisted of the following components at December 31, 2006 and 2005:

	(in thousands)
	2006	2005
Deferred Tax Assets
Allowance for loan losses	$1,219	$1,075
Interest on nonaccrual loans	13	10
Securities available for sale	188	238
Unfunded pension liability	437	—

	$1,857	1,323

Deferred Tax Liabilities
Depreciation	549	554
Prepaid pension	254	56
Discount accretion	8	7
Loan origination costs, net	59	85
Other	77	57

	$947	$759

Net deferred tax assets	$910	$564

The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	(in thousands)
	2006	2005	2004
Current tax expense	$2,725	$2,775	$1,668
Deferred tax expense (benefit)	41	(238)	264

	$2,766	$2,537	$1,932

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2006, 2005 and 2004, due to the following:

	(in thousands)
	2006	2005	2004
Computed tax expense at statutory federal rate	$2,912	$2,695	$2,087
Increase (decrease) in income taxes resulting from:
Tax-exempt interest and dividend income	(153)	(169)	(164)
Other	7	11	9

	$2,766	$2,537	$1,932

Note 10. Funds Restrictions and Reserve Balance

Transfers of funds from the banking subsidiary to the parent Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. At December 31, 2006, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent Company, without prior regulatory approval, totaled $11.2 million.

The Bank must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2006 and 2005, the aggregate amounts of daily average required balances were approximately $1.2 million and $772 thousand, respectively.

Note 11. Benefit Plans

Pension Plan

The Bank has a noncontributory, defined benefit pension plan for all full-time employees over 21 years of age with at least one year of credited service. Benefits are generally based upon years of service and average compensation for the five highest-paid consecutive years of service. The Bank’s funding practice has been to make at least the minimum required annual contribution permitted by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The following table provides a reconciliation of the changes in the plan benefit obligation and the fair value of assets for the periods ended December 31, 2006 and 2005, computed as of October 1 of each respective year.

	(in thousands)
	2006	2005
Change in Benefit Obligation
Benefit obligation, beginning of year	$4,172	$3,682
Service cost	237	195
Interest cost	240	221
Actuarial (gain) loss	(142)	200
Benefits paid	(83)	(126)

Benefit obligation, end of year	$4,424	$4,172

Changes in Plan Assets
Fair value of plan assets, beginning of year	$2,887	$2,582
Actual return on plan assets	206	268
Employer contributions	876	163
Benefits paid	(83)	(126)

Fair value of assets, end of year	$3,886	$2,887

Funded Status, end of year	$(538)	$(1,285)

Amounts Recognized in the Balance Sheet
Noncurrent assets	$—	N/A
Current liabilities	—	N/A
Other liabilities	(538)	N/A

Amount recognized	$(538)	N/A

	2006	2005
Amounts Recognized in Accumulated Other Comprehensive Income
Net loss	$1,290	N/A
Prior service cost	20	N/A
Net obligation at transition	(23)	N/A
Deferred income tax benefit	(437)	N/A

Amount recognized	$850	N/A

Funded Status
Benefit obligation	$(4,424)	$(4,172)
Fair value of assets	3,886	2,887
Net actuarial loss	1,290	1,456
Net obligation at transition	(23)	(28)
Prior service cost	20	23

Net amount included in other assets	$749	$166

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss	$1,290	N/A
Prior service cost	20	N/A
Amortization of prior service cost	—	N/A
Net obligation at transition	(23)	N/A
Deferred income tax benefit	(437)	N/A

Total recognized in other comprehensive income	$850	N/A

Weighted Average Assumptions Used to Determine Benefit Obligation as of December 31
Discount rate used for disclosure	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%

The Company adopted the recognition provisions of SFAS 158 as of December 31, 2006. The following table illustrates the incremental effect of applying SFAS 158 on individual line items in the Company’s financial statements at December 31, 2006.

(in thousands)	Before Application of Statement 158	Adjustments	After Application of Statement 158
Prepaid pension benefits	$749	$(749)	$—
Deferred income taxes	473	437	910
Total other assets	4,459	(312)	4,147
Accrued interest and other liabilities	935	1,287	2,222
Accumulated other comprehensive income (loss), net	271	(850)	(1,121)

	(in thousands)
	2006	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$237	$195	$150
Interest cost	240	221	195
Expected return on plan assets	(231)	(196)	(132)
Amortization of prior service cost	3	3	3
Amortization of net obligation at transition	(6)	(6)	(6)
Recognized net actuarial loss	52	51	38

Net periodic benefit cost	$295	$268	$248

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$1,582	$268	$248

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost as of December 31
Discount rate	5.75%	6.00%	6.50%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

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

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

The pension plan’s weighted-average asset allocations at the end of the plan year for 2006 and 2005, by asset category were as follows:

	2006	2005
Asset Category
Mutual funds - fixed income	40%	40%
Mutual funds - equity	47%	56%
Other	13%	4%

Total	100%	100%

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

The Company made cash contributions of $876 thousand and $163 thousand for the 2006 and 2005 plan years, respectively, and expects to contribute $329 thousand for the 2007 plan year. The accumulated benefit obligation for the defined benefit pension plan was $2.3 million and $2.1 million at December 31, 2006 and 2005, respectively.

Estimated future benefit payments, which reflect expected future service, as appropriate, were as follows at December 31, 2006:

(in thousands)
2007	$23
2008	23
2009	31
2010	31
2011	30
Years 2012-2016	481

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participating employees may elect to contribute up to 95% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions up to the first three percent of an employee’s compensation contributed to the Plan. The amount that the Company matches is contributed for the benefit of the respective employee to the employee stock ownership plan (ESOP). All employees who work at least one thousand hours per year are eligible. Employee contributions vest immediately. Employer match contributions vest after three plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the Plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2006, 2005 and 2004, expense attributable to the Plan amounted to $162 thousand, $98 thousand and $82 thousand, respectively.

Employee Stock Ownership Plan

On January 1, 2000, the Company established an employee stock ownership plan. The ESOP provides an opportunity for the Company to award shares of First National Corporation stock to employees at its discretion. All employees who work at least one thousand hours per year are eligible. Participants become 100% vested after three years of credited service. In addition to the 401(k) matching contributions made by the Company to the ESOP, the Board of Directors may make discretionary contributions, within certain limitations prescribed by federal tax regulations.

The ESOP’s debt was incurred when the Company loaned the ESOP $570 thousand from the proceeds the Company received from its bank note payable (also see Note 7). The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees, based on the proportion of debt service paid in the year. The shares are deducted from shareholders’ equity as unearned ESOP shares in the accompanying balance sheets. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense for the ESOP was $3 thousand for the year ended December 31, 2006. There was no compensation expense for the ESOP for the years ended December 31, 2005 and 2004.

Shares of the Company held by the ESOP at December 31, 2006, 2005 and 2004, are as follows:

	2006	2005	2004
Allocated shares	25,730	24,654	12,904
Unreleased shares	20,309	—	—

Total ESOP shares	46,039	24,654	12,904

Fair value of unreleased shares (in thousands)	$548	$—	$—

Split Dollar Life Insurance Plan

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

At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(in thousands)
	2006	2005
Commitments to extend credit	$68,712	$64,596
Stand-by letters of credit	6,959	8,801
Rate lock commitments	2,240	1,188

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

At December 31, 2006, the Bank had entered into locked-rate commitments to originate mortgage loans amounting to $2.2 million and had loans held for sale of $105 thousand. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2006, exceeded the insurance limits of the Federal Deposit Insurance Corporation by $364 thousand.

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

At December 31, 2006 and 2005, these loans totaled $10.9 million and $6.1 million, respectively. During 2006, total principal additions were $7.8 million and total principal payments were $4.3 million.

Deposits from related parties held by the Bank at December 31, 2006 and 2005 amounted to $3.0 million and $2.7 million, respectively.

Note 15. Lease Commitments

The Company was obligated under noncancelable leases for banking premises. Total rental expense for operating leases for 2006, 2005 and 2004 was $71 thousand, $76 thousand and $95 thousand, respectively. Minimum rental commitments under noncancelable leases with terms in excess of one year as of December 31, 2006 were as follows:

(in thousands)
Operating Leases
2007	$38
2008	22
2009	17
2010	14
2011 and thereafter	65

Total minimum payments	$156

Note 16. Dividend Reinvestment Plan

The Company has in effect a Dividend Reinvestment Plan (DRIP) which provides an automatic conversion of dividends into common stock for enrolled shareholders. Stock is purchased on the open market on each dividend payable date.

Shares of common stock can be issued by the Company or purchased in the open market for the additional shares required for the DRIP. The Company purchased 6,471, 6,051 and 7,725 shares on the open market for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2006 and 2005, fair value of loan commitments and standby letters of credit was immaterial.

The estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 were as follows:

	(in thousands)
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term investments	$12,127	$12,127	$10,447	$10,447
Federal funds sold	8,430	8,430	—	—
Securities	60,340	60,340	71,078	71,078
Loans, net	423,151	415,567	374,322	366,668
Loans held for sale	105	105	—	—
Accrued interest receivable	2,038	2,038	1,671	1,671

Financial Liabilities
Deposits	$435,044	$436,401	$377,657	$377,589
Federal funds purchased	—	—	8,217	8,217
Other borrowings	45,750	45,785	50,223	50,092
Company obligated mandatorily redeemable capital securities	12,372	12,811	8,248	8,247
Accrued interest payable	1,134	1,134	772	772

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations) and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2006 and 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

			(amounts in thousands)
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006:
Total Capital (to Risk Weighted Assets):
Company	$49,747	11.34%	$35,101	8.00%	N/A	N/A
Bank	$49,585	11.32%	$35,042	8.00%	$43,802	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$45,769	10.43%	$17,551	4.00%	N/A	N/A
Bank	$45,607	10.41%	$17,521	4.00%	$26,281	6.00%
Tier 1 Capital (to Average Assets):
Company	$45,769	8.76%	$20,908	4.00%	N/A	N/A
Bank	$45,607	8.73%	$20,885	4.00%	$26,107	5.00%

December 31, 2005:
Total Capital (to Risk Weighted Assets):
Company	$41,294	10.59%	$31,200	8.00%	N/A	N/A
Bank	$40,761	10.47%	$31,157	8.00%	$38,946	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$37,766	9.68%	$15,600	4.00%	N/A	N/A
Bank	$37,233	9.56%	$15,579	4.00%	$23,368	6.00%
Tier 1 Capital (to Average Assets):
Company	$37,766	8.20%	$18,415	4.00%	N/A	N/A
Bank	$37,233	8.10%	$18,394	4.00%	$22,992	5.00%

Note 19. Parent Company Only Financial Statements

FIRST NATIONAL CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2006 and 2005

(in thousands)

	2006	2005
Assets
Cash	$39	$83
Investment in subsidiaries, at cost, plus undistributed net income	44,474	36,779
Other assets	1,030	834

Total assets	$45,543	$37,696

Liabilities and Shareholders’ Equity

Deferred income tax liability	$49	$41
Note payable	546	—
Company obligated mandatorily redeemable capital securities	12,372	8,248
Other liabilities	21	16

Total liabilities	$12,988	$8,305

Common stock	$3,653	$3,653
Surplus	1,465	1,465
Retained earnings, which are substantially undistributed earnings of subsidiaries	29,104	24,735
Unearned ESOP shares	(546)	—
Accumulated other comprehensive income (loss), net	(1,121)	(462)

Total shareholders’ equity	$32,555	$29,391

Total liabilities and shareholders’ equity	$45,543	$37,696

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Income

Three Years Ended December 31, 2006

(in thousands)

	2006	2005	2004
Income
Dividends from subsidiary	$2,000	$1,700	$1,675
Other	26	4	28
	$2,026	$1,704	$1,703
Expense
Interest expense	$764	$495	$261
Stationery and supplies	27	27	18
Legal and professional fees	35	22	27
Other	64	70	66

Total expense	$890	$614	$372

Income before allocated tax benefits and undistributed income of subsidiary	$1,136	$1,090	$1,331
Allocated income tax benefits	294	207	117

Income before equity in undistributed income of subsidiary	$1,430	$1,297	$1,448
Equity in undistributed income of subsidiary	4,368	4,092	2,758

Net income	$5,798	$5,389	$4,206

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Cash Flows

Three Years Ended December 31, 2006

(in thousands)

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$5,798	$5,389	$4,206
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(4,368)	(4,092)	(2,758)
Compensation expense for ESOP shares allocated	24	—	—
Increase in other assets	(173)	(24)	(473)
Increase in other liabilities	4	35	44

Net cash provided by operating activities	$1,285	$1,308	$1,019

Cash Flows from Financing Activities
Proceeds from issuance of company obligated mandatorily redeemable capital securities	$4,124	$—	$5,155
Distribution of capital to subsidiary	(4,000)	—	(5,000)
Proceeds from other borrowings	570	—	—
Principal payments on other borrowings	(24)	—	—
Cash dividends paid	(1,429)	(1,315)	(1,199)
Shares issued to leveraged ESOP	(570)	—	—
Acquisition of common stock	—	(28)	—

Net cash used in financing activities	$(1,329)	$(1,343)	$(1,044)

Decrease in cash and cash equivalents	$(44)	$(35)	$(25)

Cash and Cash Equivalents
Beginning	83	118	143

Ending	$39	$83	$118

Supplemental Disclosures of Noncash Investing Activities, unrealized gain on securities available for sale	$23	$32	$32

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth under the headings “Election of Directors – Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” “Committees” and “Director Selection Process” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”), which information is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item is set forth under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement, which information is incorporated herein by reference.

I tem 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is set forth under the heading “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” in the Proxy Statement, which information is incorporated herein by reference.

The Company does not have any compensation plans or other arrangements under which equity securities are authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Director Independence” in the Proxy Statement, which information is incorporated herein by reference.

I tem 14.	Principal Accounting Fees and Services

Information required by this Item is set forth under the headings “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

It em 15.	Exhibits, Financial Statement Schedules

(a)(1)	The response to this portion of Item 15 is included in Item 8 above.

(2)	The response to this portion of Item 15 is included in Item 8 above.

(3)	The following documents are attached hereto or incorporated herein by reference to Exhibits:

3.1	Articles of Incorporation, as restated in electronic format only as of March 30, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2005).

3.2	Bylaws, as restated in electronic format only as of February 7, 2007 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2007).

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

10.1	Employment Agreement, dated as of October 1, 2002, between the Company and Harry S. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002).

10.2	Employment Agreement, dated as of October 1, 2003, between the Company and J. Andrew Hershey (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.3	Employment Agreement, dated as of October 1, 2003, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.4	Employment Agreement, dated as of January 1, 2004, between the Company and M. Shane Bell (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.5	Employment Agreement, dated as of January 1, 2005, between the Company and Marshall J. Beverly, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2005).

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:	/s/ Harry S. Smith
President and Chief Executive Officer
(on behalf of the registrant and as principal executive officer)

Date:	March 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Harry S. Smith	Date: March 23, 2007
President & Chief Executive Officer Director
(principal executive officer)

/s/ M. Shane Bell	Date: March 23, 2007
Executive Vice President & Chief Financial Officer
(principal financial officer and principal accounting officer)

/s/ Douglas C. Arthur	Date: March 23, 2007
Chairman of the Board of Directors

/s/ Byron A. Brill	Date: March 23, 2007
Vice Chairman of the Board of Directors

/s/ Elizabeth H. Cottrell	Date: March 23, 2007
Director

/s/ Dr. James A. Davis	Date: March 23, 2007
Director

/s/ Christopher E. French	Date: March 23, 2007
Director

/s/ Charles E. Maddox, Jr.	Date: March 23, 2007
Director

/s/ John K. Marlow	Date: March 23, 2007
Director

/s/ W. Allen Nicholls	Date: March 23, 2007
Director

/s/ Henry L. Shirkey	Date: March 23, 2007
Director

/s/ James R. Wilkins, III	Date: March 23, 2007
Director

EXHIBIT INDEX

Number	Document
3.1	Articles of Incorporation, as restated in electronic format only as of March 30, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2005).

3.2	Bylaws, as restated in electronic format only as of February 7, 2007 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2007).

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

10.1	Employment Agreement, dated as of October 1, 2002, between the Company and Harry S. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002).

10.2	Employment Agreement, dated as of October 1, 2003, between the Company and J. Andrew Hershey (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.3	Employment Agreement, dated as of October 1, 2003, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.4	Employment Agreement, dated as of January 1, 2004, between the Company and M. Shane Bell (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.5	Employment Agreement, dated as of January 1, 2005, between the Company and Marshall J. Beverly, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2005).

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.