Form 10-Q
period 2007-03-31
FIRST NATIONAL CORP /VA/
filed 2007-05-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 11, 2007, 2,922,860 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

Part I – Financial Information

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$7,933	$10,368
Interest-bearing deposits in banks	1,862	1,759
Federal funds sold	4,271	8,430
Securities available for sale, at fair value	61,083	60,340
Loans held for sale	104	105
Loans, net of allowance for loan losses, 2007, $3,962, 2006, $3,978	424,562	423,151
Premises and equipment, net	18,309	17,603
Interest receivable	1,991	2,038
Other assets	4,104	4,150

Total assets	$524,219	$527,944

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$81,368	$83,386
Savings and interest-bearing demand deposits	183,696	167,419
Time deposits	169,752	184,239

Total deposits	$434,816	$435,044
Other borrowings	40,721	45,750
Company obligated mandatorily redeemable capital securities	12,372	12,372
Accrued expenses and other liabilities	2,642	2,223
Commitments and contingencies	—	—

Total liabilities	$490,551	$495,389

Shareholders’ Equity
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2,922,860 shares	$3,653	$3,653
Surplus	1,465	1,465
Retained earnings	30,130	29,104
Unearned ESOP shares	(522)	(546)
Accumulated other comprehensive loss, net	(1,058)	(1,121)

Total shareholders’ equity	$33,668	$32,555

Total liabilities and shareholders’ equity	$524,219	$527,944

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended March 31, 2007 and 2006

(in thousands, except per share data)

	(unaudited) March 31, 2007	(unaudited) March 31, 2006
Interest and Dividend Income
Interest and fees on loans	$7,953	$6,636
Interest on federal funds sold	14	1
Interest on deposits in banks	25	28
Interest and dividends on securities available for sale:
Taxable interest	535	654
Tax-exempt interest	115	106
Dividends	47	53

Total interest and dividend income	$8,689	$7,478

Interest Expense
Interest on deposits	$3,542	$2,237
Interest on federal funds purchased	39	77
Interest on company obligated mandatorily redeemable capital securities	236	147
Interest on other borrowings	550	658

Total interest expense	$4,367	$3,119

Net interest income	$4,322	$4,359
Provision for loan losses	—	85

Net interest income after provision for loan losses	$4,322	$4,274

Noninterest Income
Service charges	$619	$663
Fees for other customer services	576	471
Gains on sale of loans	73	45
Other operating income	22	43

Total noninterest income	$1,290	$1,222

Noninterest Expense
Salaries and employee benefits	$1,866	$1,784
Occupancy	246	199
Equipment	318	270
Marketing	128	138
Stationery and supplies	107	105
Legal and professional fees	168	124
ATM and check card	118	92
Other operating expense	588	545

Total noninterest expense	$3,539	$3,257

Income before income taxes	$2,073	$2,239
Provision for income taxes	670	727

Net income	$1,403	$1,512

Earnings per common share, basic and diluted	$0.48	$0.52

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three months ended March 31, 2007 and 2006

(in thousands)

	(unaudited) March 31, 2007	(unaudited) March 31, 2006
Cash Flows from Operating Activities
Net income	$1,403	$1,512
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Depreciation and amortization	278	230
Origination of loans held for sale	(5,987)	(3,924)
Proceeds from sale of loans available for sale	6,061	3,805
Provision for loan losses	—	85
Gains on sale of loans	(73)	(45)
Accretion of security discounts	(9)	(12)
Amortization of security premiums	28	45
Shares acquired by leveraged ESOP	24	—
Changes in assets and liabilities:
(Increase) decrease in interest receivable	47	(139)
Decrease in other assets	14	48
Increase in accrued expenses and other liabilities	419	634

Net cash provided by operating activities	$2,205	$2,239

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$652	$1,085
Proceeds from maturities, calls, and principal payments of securities available for sale	1,886	1,987
Purchase of securities available for sale	(3,205)	(2,341)
Decrease in federal funds sold	4,159	—
Purchase of premises and equipment	(984)	(1,486)
Net increase in loans	(1,411)	(15,741)

Net cash provided by (used in) investing activities	$1,097	$(16,496)

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$14,259	$4,522
Net increase (decrease) in time deposits	(14,487)	2,256
Proceeds from other borrowings	74,500	39,100
Principal payments on other borrowings	(79,529)	(24,105)
Cash dividends paid	(377)	(351)
Decrease in federal funds purchased	—	(5,762)

Net cash provided by (used in) financing activities	$(5,634)	$15,660

Increase (decrease) in cash and cash equivalents	$(2,332)	$1,403

Cash and Cash Equivalents
Beginning	$12,127	$10,447
Ending	$9,795	$11,850

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three months ended March 31, 2007 and 2006

(in thousands)

	(unaudited) March 31, 2007	(unaudited) March 31, 2006
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,469	$3,070

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$95	$(259)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2007 and 2006

(in thousands, except share and per share data)

(unaudited)

	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance, December 31, 2005	$3,653	$1,465	$24,735	$—	$(462)		$29,391
Comprehensive income:
Net income	—	—	1,512	—	—	$1,512	1,512
Other comprehensive loss, net of tax, unrealized holding losses arising during the period (net of tax, $88)	—	—	—	—	(171)	(171)	(171)

Total comprehensive income						$1,341

Cash dividends ($0.12 per share)	—	—	(351)	—	—		(351)

Balance, March 31, 2006	$3,653	$1,465	$25,896	$—	$(633)		$30,381

	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2006	$3,653	$1,465	$29,104	$(546)	$(1,121)		$32,555
Comprehensive income:
Net income	—	—	1,403	—	—	$1,403	1,403
Other comprehensive income, net of tax, unrealized holding gains arising during the period (net of tax, $32)	—	—	—	—	63	63	63

Total comprehensive income						$1,466

Shares acquired by leveraged ESOP	—	—	—	24	—		24
Cash dividends ($0.13 per share)	—	—	(377)	—	—		(377)

Balance, March 31, 2007	$3,653	$1,465	$30,130	$(522)	$(1,058)		$33,668

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2007 and December 31, 2006, the results of operations, cash flows and changes in shareholders’ equity for the three month periods ended March 31, 2007 and 2006. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks. All of the Company’s securities were classified as available for sale at March 31, 2007 and December 31, 2006. Amortized costs and fair values were as follows:

	(in thousands) March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$47,160	$11	$(542)	$46,629
Obligations of states and political subdivisions	11,062	108	(36)	11,134
Corporate equity securities	10	143	—	153
Restricted securities	3,167	—	—	3,167

	$61,399	$262	$(578)	$61,083

	(in thousands) December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$47,076	$6	$(653)	$46,429
Obligations of states and political subdivisions	10,273	123	(30)	10,366
Corporate equity securities	10	143	—	153
Restricted securities	3,392	—	—	3,392

	$60,751	$272	$(683)	$60,340

Notes to Consolidated Financial Statements

(unaudited)

At March 31, 2007 and December 31, 2006, investments in an unrealized loss position that were temporarily impaired were as follows:

	(in thousands)
	March 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$—	$—	$38,438	$(542)	$38,438	$(542)
Obligations of states and political subdivisions	735	(7)	2,308	(29)	3,043	(36)

	$735	$(7)	$40,746	$(571)	$41,481	$(578)

	(in thousands)
	December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$15,340	$(48)	$29,488	$(605)	$44,828	$(653)
Obligations of states and political subdivisions	1,142	(5)	1,618	(25)	2,760	(30)

	$16,482	$(53)	$31,106	$(630)	$47,588	$(683)

The tables above provide information about securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. All of the securities with unrealized losses are considered temporarily impaired and are a result of interest rate factors. These securities have not suffered credit deterioration and the Company has the ability and intent to hold these issues until maturity. At March 31, 2007, there were thirty-five U.S. agency and mortgage-backed securities and ten obligations of state and political subdivisions in an unrealized loss position. Ninety-seven percent of the Company’s investment portfolio had AAA credit ratings with a weighted-average repricing term of 3.8 years at March 31, 2007.

Note 3. Loans

Loans at March 31, 2007 and December 31, 2006 are summarized as follows:

	(in thousands)
	March 31, 2007	December 31, 2006
Mortgage loans on real estate:
Construction	$63,957	$60,913
Secured by farm land	1,763	2,507
Secured by 1-4 family residential	108,944	112,323
Other real estate loans	174,245	168,754
Loans to farmers (except those secured by real estate)	1,969	2,150
Commercial and industrial loans (except those secured by real estate)	50,139	50,854
Consumer loans	22,389	24,423
Deposit overdrafts	323	232
All other loans	4,795	4,973

Total loans	$428,524	$427,129
Allowance for loan losses	3,962	3,978

Loans, net	$424,562	$423,151

Notes to Consolidated Financial Statements

(unaudited)

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $348.9 million, or 82.2% of loans, net of the allowance for loan losses, and $344.5 million, or 81.4% of loans, net of the allowance for loan losses, at March 31, 2007 and December 31, 2006, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations may be affected by local economic conditions. Construction loans totaled $64.0 million and $60.9 million, or 15.1% and 14.4% of loans, net of the allowance for loan losses, at March 31, 2007 and December 31, 2006, respectively.

The Company has identified and is monitoring another concentration of credit risk. This concentration involves loans secured by hotels and motels, which totaled $32.1 million at March 31, 2007, representing 95.3% of total shareholders’ equity and 7.6% of loans, net of the allowance for loan losses. At December 31, 2006, this concentration totaled $28.9 million representing 88.6% of total shareholders’ equity and 6.8% of loans, net of the allowance for loan losses. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this identified concentration of credit risk during the three month period ended March 31, 2007 and the year ended December 31, 2006.

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the three months ended March 31, 2007 and 2006 and for the year ended December 31, 2006 were as follows:

	(in thousands)
	March 31, 2007	December 31, 2006	March 31, 2006
Balance at beginning of year	$3,978	$3,528	$3,528
Provision charged to operating expense	—	378	85
Loan recoveries	56	320	116
Loan charge-offs	(72)	(248)	(59)

Balance at end of period	$3,962	$3,978	$3,670

Note 5. Other Borrowings

The Bank had unused lines of credit totaling $80.9 million available with non-affiliated banks at March 31, 2007. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets.

At March 31, 2007, the Bank had borrowings from the FHLB system totaling $40.0 million which mature through March 29, 2010. The interest rate on these notes payable ranged from 4.88% to 5.52% and the weighted average rate was 5.25%. The Bank had collateral pledged on these borrowings, including real estate loans totaling $58.0 million at March 31, 2007 and FHLB stock and other investment securities with a book value of $34.5 million at March 31, 2007.

At March 31, 2007, the Bank had a $199 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%. The Company also had an unsecured note payable of $522 thousand, which requires monthly payments of $11 thousand and matures September 12, 2011. The fixed interest rate on this loan is 7.35%.

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at March 31, 2007 and December 31, 2006 with the minimum regulatory guidelines were as follows:

	Actual		(dollars in thousands) Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2007:
Total Capital (to Risk Weighted Assets):
Consolidated	$51,015	11.85%	$34,442	8.00%	N/A	N/A
First Bank	$50,579	11.77%	$34,385	8.00%	$42,981	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$47,054	10.93%	$17,221	4.00%	N/A	N/A
First Bank	$46,617	10.85%	$17,192	4.00%	$25,788	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$47,054	9.04%	$20,820	4.00%	N/A	N/A
First Bank	$46,617	8.97%	$20,791	4.00%	$25,989	5.00%

December 31, 2006:
Total Capital (to Risk Weighted Assets):
Consolidated	$49,747	11.34%	$35,101	8.00%	N/A	N/A
First Bank	$49,585	11.32%	$35,042	8.00%	$43,802	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$45,769	10.43%	$17,551	4.00%	N/A	N/A
First Bank	$45,607	10.41%	$17,521	4.00%	$26,281	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$45,769	8.76%	$20,908	4.00%	N/A	N/A
First Bank	$45,607	8.73%	$20,885	4.00%	$26,107	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On March 11, 2003, First National (VA) Statutory Trust I (Trust I), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2007 was 8.50%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of Trust I is $3.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2007 was 7.95%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2007 was 7.26%. The securities have a mandatory redemption date of October 1, 2036, and are subject to varying call provisions beginning October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2007, $11.9 million of trust preferred securities issued by the Trusts were included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three months ended March 31, 2007 and 2006 were as follows:

	March 31,
	2007	2006
Service cost	$69,784	$59,264
Interest cost	66,193	59,971
Expected return on plan assets	(63,674)	(57,848)
Amortization of net obligation at transition	(1,407)	(1,407)
Amortization of prior service cost	818	818
Amortization of net loss	10,569	12,985

Net periodic benefit cost	$82,283	$73,783

Notes to Consolidated Financial Statements

(unaudited)

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2006, that it expected to contribute $329 thousand to its pension plan for the 2007 plan year. The Company did not make a contribution to the pension plan for the 2007 plan year during the three months ended March 31, 2007. The Company is planning to make the contribution for the 2007 plan year during the fourth quarter of 2007.

In addition to the defined benefit pension plan, the Company maintains a 401(k) plan and an employee stock ownership plan (ESOP) for eligible employees. The Bank also maintains a Split Dollar Life Insurance Plan that provides life insurance coverage to insurable directors. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information about the Company’s benefit plans.

Note 10. Earnings per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged ESOP are not considered to be outstanding. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information about the Company’s leveraged ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per share were 2,904,044 and 2,922,860 at March 31, 2007 and 2006, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company for the three months ended March 31, 2007 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q. The results of operations for the three month period ended March 31, 2007 may not be indicative of the results to be achieved for the year.

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

For the three months ended March 31, 2007, net income was $1.4 million, a decrease of $109 thousand or 7.2% compared to $1.5 million for the same period in 2006. The decrease in earnings reflects an 8.7% increase in noninterest expense due to recent additions of two branch locations and expenses related to the growth of the trust and asset management department. In addition, there was a slight decrease in net interest income that resulted from a 32 basis point decrease in the net interest margin. Components offsetting these decreases included noninterest income that increased 5.6% due to fee income generated from other customer services and no provision for loan loss recorded during the first quarter of 2007 due to minimal loan growth. Net income per share, basic and diluted, decreased $0.04 to $0.48 for the three months ended March 31, 2007 from $0.52 for the same period in 2006. The annualized return on average assets was 1.09% for the first quarter of 2007, compared to 1.28% for the same period in 2006, and the annualized return on average equity was 17.18% for the first quarter of 2007, compared to 20.44% for the same period in 2006.

Total assets decreased $3.7 million, during the first three months of 2007 to $524.2 million at March 31, 2007 from $527.9 million at December 31, 2006. The decrease in assets resulted from a decrease in cash and due from banks, interest-bearing deposits in banks and federal funds sold which fell $6.5 million to $14.1 million at March 31, 2007, compared to $20.6 million at December 31, 2006. This decrease was partially offset by an increase in loans, securities and premises and equipment.

The net interest margin was 3.63% for the first three months of 2007, compared to 3.95% for the same period of 2006. The decrease in the net interest margin was a result of increased competition for deposits, price sensitive deposit customers and the inverted treasury yield curve that created short-term rates higher than long-term rates. The combination of these factors created an unfavorable shift in the funding mix and an increased cost of funds when comparing the periods. The Company first experienced net interest margin compression when the net interest margin declined 20 basis points from 3.83% during the second quarter of 2006 to 3.63% during the third quarter of 2006. The margin fell another 8 basis points during the fourth quarter of 2006 to 3.55%. The net interest margin stabilized as expected during the first quarter of 2007, increasing 8 basis points to 3.63%. The Company does not expect significant changes in the net interest margin during the remainder of 2007 as it does not anticipate a substantial change in the cost of funds. However, the ability to attract lower cost funds, including noninterest-bearing deposits, and the shape of the treasury yield curve will have a significant impact on future increases or decreases in the net interest margin. Future increases or decreases in net interest income will be determined by the net interest margin and balance sheet growth.

Another factor that affects net income is the provision for loan losses. The provision is determined by asset quality, net charge-offs, loan growth and economic conditions. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. Noninterest income and noninterest expense are the other factors that impact net income. The Company does not anticipate significant increases in noninterest income in future periods as it anticipates growth to slow in the trust and asset management department. The department began operating in 2005 and experienced rapid growth during 2005 and 2006 from initial market demand, which is expected to decline in 2007. Noninterest expense is not expected to increase significantly in future periods as the Company plans to slow the expansion of the retail banking network as part of efforts to stabilize profitability during periods of lower net interest margins.

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward- looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage and implement balance sheet growth strategies;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	maintaining capital levels adequate to support growth;

•	successful management of credit risk including certain concentrations in loans secured by real estate;

•	risks inherent in the loan portfolio such as repayment risks, fluctuating collateral values and concentrations;

•	the adequacy of the allowance for loan losses related to changes in general economic and business conditions in the market area;

•	the ability to identify attractive markets, locations or opportunities to expand in the future;

•	the successful management of interest rate risk;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in banking and other laws and regulations applicable to the Company;

•	problems with technology utilized by the Company

•	changing trends in customer profiles and behavior; and

•	demand, development and acceptance of new products and services.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward- looking statements. In addition, past results of operations do not necessarily indicate future results.

Non-GAAP Financial Measures

The Company measures the net interest margin as an indicator of profitability. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax-equivalent net interest income is considered in the calculation of this ratio. Tax-equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2007 and 2006 is 34%. The reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

Reconciliation of Net Interest Income to

Tax-Equivalent Net Interest Income

(in thousands)

	For the three months ended
	March 31, 2007	March 31, 2006
GAAP measures:
Interest income—loans	$7,953	$6,636
Interest income—investments and other	736	842
Interest expense—deposits	3,542	2,237
Interest expense—other borrowings	550	658
Interest expense— other	275	224

Total net interest income	$4,322	$4,359

Non-GAAP measures:
Tax benefit realized on non-taxable interest income—loans	$12	$13
Tax benefit realized on non-taxable interest income—municipal securities	59	54

Total tax benefit realized on non-taxable interest income	$71	$67

Total tax-equivalent net interest income	$4,393	$4,426

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

Presented below is a discussion of those accounting policies that management believes are the most important (“Critical Accounting Policies”) to the portrayal and understanding of the Company’s financial condition and results of operations. The Critical Accounting Policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

Allowance for loan losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on three basic principles of accounting: (i) Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and estimable, (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (iii) U.S. Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” which requires adequate documentation to support the allowance for loan losses estimate.

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

The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans including residential mortgage loans, installment loans and other consumer loans. This formula is also used for the remaining pool of larger balance, non-homogeneous loans, which were not allocated a specific allowance upon impairment review. The general allowance begins with estimates of probable losses inherent in the loan portfolio based upon various statistical analyses. These include analysis of delinquency rates, historical charge-offs over a five-year period, and current economic trends and conditions. The general allowance uses historical losses as an indicator of future losses. Historical losses are comprised of all loan charge-offs, including commercial loans, residential mortgage loans, consumer loans and deposit overdraft balances. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future.

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

In an effort to manage the risk, the Bank’s loan policy authorizes loan amount approval limits for individual loan officers based on their position within the Bank and level of experience. The Bank’s Board of Directors and its Loan Committee approve all loan relationships greater than $1.5 million. The President and CEO and the Executive Vice President—Loan Administration can combine their lending limits to approve loan relationships up to $1.5 million. All loan relationships greater than $750 thousand are reported to the Board or its Loan Committee. The Loan Committee consists of five non-management directors and the President and CEO. The Committee approves the Bank’s Loan Policy and reviews loans that have been charged-off. It also reviews the allowance for loan loss adequacy calculation as well as the loan watch list and other management reports. The Committee meets on a monthly basis and the Chairman of the Committee then reports to the Board of Directors.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At March 31, 2007, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $74.8 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At March 31, 2007, commercial loans not secured by real estate totaled $50.1 million, or 11.7% of gross loans, as compared to $50.9 million, or 11.9%, at December 31, 2006.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At March 31, 2007, commercial real estate loans totaled $176.0 million or 41.1% of the Bank’s gross loans, as compared to $171.3 million, or 40.1%, at December 31, 2006. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrower’s principal owners and carefully evaluates the location and environmental condition of the real estate collateral.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at March 31, 2007 and December 31, 2006, were $64.0 million, or 14.9% of gross loans, and $60.9 million, or 14.3% of gross loans, respectively. The majority of these loans have an average life of approximately one year and reprice monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

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

Typically, the Bank originates all fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At March 31, 2007, $108.9 million, or 25.4%, of the Bank’s loan portfolio consisted of one-to-four-family residential real estate loans as compared to $112.3 million, or 26.3%, at December 31, 2006.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and, if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Bank does require escrows for real estate taxes and insurance for secondary market loans.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, and credit card loans. At March 31, 2007, consumer loans, including deposit overdraft balances, of $22.7 million, or 5.3% of gross loans, as compared to $24.7 million, or 5.8%, at December 31, 2006.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings and trust preferred securities. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for loan losses, noninterest income and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts; fees charged for other customer services; gains and losses from the sale of assets, including loans held for sale, securities and premises and equipment; general and administrative expenses; and income tax expense.

Comparing the quarter ended March 31, 2007 to the same period in 2006, net income decreased to $1.4 million from $1.5 million. The decrease reflects an 8.7% increase in noninterest expense and a slight decrease in net interest income, offset by noninterest income that increased 5.6% and no provision for loan loss during the first quarter of 2007.

While earnings decreased when comparing the first quarter of 2007 to the corresponding period in 2006, profitability stabilized when compared to the fourth quarter of 2006. Increases or decreases in net interest income will depend on the ability to grow interest-earning assets, attract deposits and maintain the net interest margin. The Company plans to slow the expansion of the retail banking network as part of efforts to maintain earnings per share during periods of lower net interest margins.

Net Interest Income

Net interest income was $4.3 million for the first quarter of 2007, which was a decrease of $37 thousand or 0.9% over $4.4 million for the same period in 2006. Growth in average interest-earning assets was offset by a decline in the net interest margin. Average interest-earning assets increased 8.2%, or $37.2 million, when comparing the periods. The net interest margin was 3.63% for the first quarter of 2007, compared to 3.95% for the same quarter of 2006. The lower net interest margin was a result of increased competition for deposits, price sensitive deposit customers and the inverted treasury yield curve that created short-term rates higher than long-term rates. The combination of these factors created an unfavorable shift in the funding mix and an increased cost of funds when comparing these periods.

Based on the interest rate sensitivity analysis included in Item 3 (Quantitative and Qualitative Disclosures about Market Risk) below, the Company does not anticipate market rate changes to have a significant impact on net interest income during the next 12 months. The net interest margin increased 8 basis points during the first quarter of 2007 when compared to the fourth quarter of 2006. The Company does not expect significant changes in the net interest margin during the remainder of 2007. However, future increases in net interest income will be determined by the Company’s ability to profitably grow and fund earning assets.

Noninterest Income

Noninterest income increased 5.6% to $1.3 million for the first quarter of 2007, compared to $1.2 million for the same quarter of 2006. Fees for other customer services increased 22.3% to $576 thousand for the first quarter of 2007, compared to $471 thousand for the same period in 2006. This resulted from an increase in fee income from trust and asset management services and check card fees. Service charges decreased 6.6% or $44 thousand when comparing the periods. This was related to less fee income from overdrafts.

The Company does not anticipate significant increases in noninterest income in future periods. The trust and asset management department is not expected to grow as rapidly in 2007. The department experienced significant growth in 2005 and 2006 during its first years of operation. In addition, overdraft fee income has not been increasing.

Noninterest Expense

For the three months ended March 31, 2007, noninterest expense increased 8.7% to $3.5 million, compared to $3.3 million or the same period in 2006. Salaries and employee benefits, occupancy and equipment expenses increased over the comparable period in 2006 primarily due to the addition of two branch locations during the second and third quarters of 2006. Growth in the trust and asset management department increased investment management expenses, which are included in legal and professional fees. Noninterest expense is not anticipated to increase as rapidly in future periods as the Company plans to slow branch expansion in order to maintain profitability during periods of lower net interest margins.

Income Taxes

The Company has adopted FASB Statement No. 109, "Accounting for Income Taxes". The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three month period ended March 31, 2007 and 2006. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. The effective income tax rate for the three months ended March 31, 2007 and 2006 was 32.3% and 32.5%, respectively. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Financial Condition

General

Total assets decreased $3.7 million during the first three months of 2007 primarily due to a decrease in cash and due from banks, interest-bearing deposits in banks and federal funds sold, which fell $6.5 million to $14.1 million, compared to $20.6 million at December 31, 2006. The decrease was partially offset by an increase in loans, securities and premises and equipment. Deposit balances remained unchanged at March 31, 2007 compared to December 31, 2006. The Company expects moderate balance sheet growth in future periods as a result of less loan demand and continued challenges attracting deposits.

Loans

The Bank is an active lender with a loan portfolio that includes commercial and residential real estate loans, commercial loans, consumer loans (both installment and credit card), real estate construction loans and home equity loans. The Bank's lending activity is concentrated on individuals, small and medium-sized businesses and local governmental entities in its market area. As a provider of community-oriented financial services, the Bank does not attempt to geographically diversify its loan portfolio by undertaking significant lending activity outside its market area. Loans, net of the allowance for loan losses, were $424.6 million at March 31, 2007, compared to $423.2 million at December 31, 2006.

Asset Quality

Management classifies as nonperforming assets both loans on which payment has been delinquent 90 days or more, and for which there is a risk of loss to either principal or interest, and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had no foreclosed real estate at March 31, 2007 and December 31, 2006.

Nonperforming assets were $985 thousand at March 31, 2007 and $721 thousand at December 31, 2006, representing 0.23% and 0.17% of total loans, respectively. Net charge-offs were $16 thousand for the first quarter of 2007, compared to net recoveries of $57 thousand for the same period of 2006. No loan growth during the first three months of the year resulted in no loan loss provision for the first quarter of 2007 compared to $85 thousand for the same period in 2006. Nonperforming assets could increase due to other potential problem loans identified by management totaling $3.4 million at March 31, 2007. Potential problem loans at December 31, 2006 totaled $3.5 million. Certain risks, including the borrower’s ability to pay and the collateral value securing the loan, have been identified that may result in these loans not being repaid in accordance with their terms. However, these loans are generally well secured and are currently performing.

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $4.0 million at each of March 31, 2007 and December 31, 2006, representing 0.92% and 0.93% of total loans, respectively.

Impaired loans of $49 thousand at each of March 31, 2007 and December 31, 2006, have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $25 thousand at each of March 31, 2007 and December 31, 2006. The average recorded investment in impaired loans during the three months ended March 31, 2007 and the year ended December 31, 2006 was $49 thousand and $59 thousand, respectively.

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

Securities

Securities at March 31, 2007 were $61.1 million, a slight increase from $60.3 million at December 31, 2006. The Company plans to maintain its current level of securities in relation to total assets in order to maintain minimum liquidity ratios that are required by Company policy. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of March 31, 2007, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits were $434.8 million at March 31, 2007, a slight decrease from $435.0 million at December 31, 2006. Time deposits decreased $14.5 million or 7.9% during the first three months of 2007 to $169.8 million compared to $184.2 million at December 31, 2006. Savings and interest-bearing demand deposits increased $16.3 million or 9.7% when comparing the same periods. The decrease in time deposits and the increase in savings and interest-bearing demand deposits were attributed to a new savings account product that the Company promoted during the fourth quarter of 2006 and first quarter of 2007. Non-interest bearing demand deposits decreased slightly during the first three months of 2007. Although the Company plans to fund future asset growth with deposits, increasing competition could make this challenging.

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

At March 31, 2007, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $127.4 million. At March 31, 2007, approximately 39.9% or $171.1 million of the loan portfolio would mature or reprice within one year. At March 31, 2007, non-deposit sources of available funds totaled $80.9 million, which included $59.4 million available from FHLB. During the first three months of 2007, other borrowing activity included repayment of an adjustable rate credit (ARC) advance in the amount of $30.0 million, repayment of a fixed rate credit (FRC) advance in the amount of $5.0 million and three new FRC advances totaling $30.0 million. The Bank also borrowed and repaid Daily Rate Credit (DRC) advances as an alternative to purchasing federal funds.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 11.85% at March 31, 2007 and a ratio of Tier 1 capital to risk-weighted assets of 10.93%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Commitments to extend credit, which amounted to $66.3 million at March 31, 2007, and $68.7 million at December 31, 2006, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2007 and December 31, 2006, the Company had $7.5 million and $7.0 million, respectively, in outstanding standby letters of credit.

At March 31, 2007 and December 31, 2006, the Company had entered into locked-rate commitments to originate mortgage loans amounting to $1.0 million and $2.2 million, respectively. The Company had loans held for sale of $104 thousand and $105 thousand at March 31, 2007 and December 31, 2006, respectively. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $1.1 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is in the process of evaluating the impact this statement may have on its consolidated financial statements but does not intend to adopt early.

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

The flat interest rate scenario is utilized by the Company for rate shock scenarios when preparing the earnings simulation analysis From this base, immediate, parallel rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on projected net income for the twelve months ending March 31, 2008 (fully tax-equivalent basis) for the Company using different rate scenarios:

Change in Yield Curve	(in thousands) Change in Net Income
+200 basis points	$(40)
+100 basis points	(16)
Flat	—
- 100 basis points	57
- 200 basis points	31

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The following chart reflects the change in net market value over different rate environments at March 31, 2007:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$850
+100 basis points	699
Flat	—
- 100 basis points	(1,137)
- 200 basis points	(3,363)

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

FIRST NATIONAL CORPORATION (Registrant)

/s/ Harry S. Smith	May 11, 2007
President and Chief Executive Officer	Date

/s/ M. Shane Bell	May 11, 2007
Executive Vice President and Chief Financial Officer	Date

EXHIBIT INDEX

Number	Document
31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350