Form 10-Q
period 2007-06-30
FIRST NATIONAL CORP /VA/
filed 2007-08-13
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2007, 2,922,860 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

Part I – Financial Information

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$8,583	$10,368
Interest-bearing deposits in banks	3,811	1,759
Federal funds sold	—	8,430
Securities available for sale, at fair value	60,564	60,340
Loans held for sale	398	105
Loans, net of allowance for loan losses, 2007, $3,997, 2006, $3,978	430,250	423,151
Premises and equipment, net	18,646	17,603
Interest receivable	2,064	2,038
Foreclosed assets	377	—
Other assets	4,542	4,150

Total assets	$529,235	$527,944

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$82,561	$83,386
Savings and interest-bearing demand deposits	178,852	167,419
Time deposits	172,818	184,239

Total deposits	$434,231	$435,044
Federal funds purchased	5,260	—
Other borrowings	40,690	45,750
Company obligated mandatorily redeemable capital securities	12,372	12,372
Accrued expenses and other liabilities	2,652	2,223
Commitments and contingencies	—	—

Total liabilities	$495,205	$495,389

Shareholders’ Equity
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2,922,860 shares	$3,653	$3,653
Surplus	1,464	1,465
Retained earnings	31,032	29,104
Unearned ESOP shares	(495)	(546)
Accumulated other comprehensive loss, net	(1,624)	(1,121)

Total shareholders’ equity	$34,030	$32,555

Total liabilities and shareholders’ equity	$529,235	$527,944

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended June 30, 2007 and 2006

(in thousands, except per share data)

	(unaudited) June 30, 2007	(unaudited) June 30, 2006
Interest and Dividend Income
Interest and fees on loans	$8,065	$7,282
Interest on federal funds sold	10	1
Interest on deposits in banks	25	32
Interest and dividends on securities available for sale:
Taxable interest	535	633
Tax-exempt interest	116	106
Dividends	48	60

Total interest and dividend income	$8,799	$8,114

Interest Expense
Interest on deposits	$3,551	$2,623
Interest on federal funds purchased	41	91
Interest on company obligated mandatorily redeemable capital securities	238	158
Interest on other borrowings	538	779

Total interest expense	$4,368	$3,651

Net interest income	$4,431	$4,463
Provision for loan losses	67	84

Net interest income after provision for loan losses	$4,364	$4,379

Noninterest Income
Service charges	$772	$699
Fees for other customer services	601	489
Gains on sale of loans	52	52
Gains on sale of securities available for sale	—	3
Gains on sale of premises and equipment	1	—
Other operating income	14	44

Total noninterest income	$1,440	$1,287

Noninterest Expense
Salaries and employee benefits	$2,207	$1,855
Occupancy	228	190
Equipment	310	298
Marketing	162	171
Stationery and supplies	135	140
Legal and professional fees	174	132
ATM and check card	134	104
Other operating expense	561	587

Total noninterest expense	$3,911	$3,477

Income before income taxes	$1,893	$2,189
Provision for income taxes	613	709

Net income	$1,280	$1,480

Earnings per common share, basic and diluted	$0.44	$0.50

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Six months ended June 30, 2007 and 2006

(in thousands, except per share data)

	(unaudited) June 30, 2007	(unaudited) June 30, 2006
Interest and Dividend Income
Interest and fees on loans	$16,018	$13,918
Interest on federal funds sold	24	2
Interest on deposits in banks	50	60
Interest and dividends on securities available for sale:
Taxable interest	1,070	1,287
Tax-exempt interest	231	212
Dividends	95	113

Total interest and dividend income	$17,488	$15,592

Interest Expense
Interest on deposits	$7,093	$4,860
Interest on federal funds purchased	80	168
Interest on company obligated mandatorily redeemable capital securities	474	305
Interest on other borrowings	1,088	1,437

Total interest expense	$8,735	$6,770

Net interest income	$8,753	$8,822
Provision for loan losses	67	169

Net interest income after provision for loan losses	$8,686	$8,653

Noninterest Income
Service charges	$1,391	$1,362
Fees for other customer services	1,177	960
Gains on sale of loans	125	97
Gains on sale of securities available for sale	—	3
Gains on sale of premises and equipment	1	—
Other operating income	36	87

Total noninterest income	$2,730	$2,509

Noninterest Expense
Salaries and employee benefits	$4,073	$3,639
Occupancy	474	389
Equipment	628	568
Marketing	290	309
Stationery and supplies	242	245
Legal and professional fees	342	256
ATM and check card	252	196
Other operating expense	1,149	1,132

Total noninterest expense	$7,450	$6,734

Income before income taxes	$3,966	$4,428
Provision for income taxes	1,283	1,436

Net income	$2,683	$2,992

Earnings per common share, basic and diluted	$0.92	$1.02

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Six months ended June 30, 2007 and 2006

(in thousands)

	(unaudited) June 30, 2007	(unaudited) June 30, 2006
Cash Flows from Operating Activities
Net income	$2,683	$2,992
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Depreciation and amortization	553	473
Origination of loans held for sale	(10,295)	(7,736)
Proceeds from sale of loans available for sale	10,127	6,975
Provision for loan losses	67	169
Gains on sale of securities available for sale	—	(3)
Gains on sale of premises and equipment	(1)	—
Gains on sale of loans	(125)	(97)
Accretion of security discounts	(17)	(24)
Amortization of security premiums	50	84
Shares acquired by leveraged ESOP	50	—
Changes in assets and liabilities:
Increase in interest receivable	(26)	(8)
Increase in other assets	(133)	(77)
Increase in accrued expenses and other liabilities	429	237

Net cash provided by operating activities	$3,362	$2,985

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$1,013	$2,974
Proceeds from maturities, calls, and principal payments of securities available for sale	5,068	4,378
Purchase of securities available for sale	(7,100)	(4,231)
Decrease in federal funds sold	8,430	—
Proceeds from sale of premises and equipment	1	—
Purchase of premises and equipment	(1,596)	(2,861)
Net increase in loans	(7,543)	(31,086)

Net cash used in investing activities	$(1,727)	$(30,826)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and savings accounts	$10,608	$(12,117)
Net increase (decrease) in time deposits	(11,421)	38,923
Proceeds from other borrowings	83,500	81,100
Principal payments on other borrowings	(88,560)	(66,109)
Cash dividends paid	(755)	(702)
Increase (decrease) in federal funds purchased	5,260	(7,997)

Net cash provided by (used in) financing activities	$(1,368)	$33,098

Increase in cash and cash equivalents	$267	$5,257

Cash and Cash Equivalents
Beginning	$12,127	$10,447
Ending	$12,394	$15,704

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Six months ended June 30, 2007 and 2006

(in thousands)

	(unaudited) June 30, 2007	(unaudited) June 30, 2006
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$8,724	$6,437

Income taxes	$833	$1,647

Supplemental Disclosures of Noncash Investing Activities
Unrealized loss on securities available for sale	$(762)	$(1,035)

Transfer from loans to other real estate	$377	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2007 and 2006

(in thousands, except share and per share data)

(unaudited)

	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance, December 31, 2005	$3,653	$1,465	$24,735	$—	$(462)		$29,391
Comprehensive income:
Net income	—	—	2,992	—	—	$2,992	2,992
Other comprehensive loss, net of tax, unrealized holding losses arising during the period (net of tax, $351)	—	—	—	—	—	(681)	—
Reclassification adjustment (net of tax, $1)	—	—	—	—	—	(2)	—

Other comprehensive loss (net of tax, $352)	—	—	—	—	(683)	(683)	(683)

Total comprehensive income						$2,309

Cash dividends ($0.24 per share)	—	—	(702)	—	—		(702)

Balance, June 30, 2006	$3,653	$1,465	$27,025	$—	$(1,145)		$30,998

	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance, December 31, 2006	$3,653	$1,465	$29,104	$(546)	$(1,121)		$32,555
Comprehensive income:
Net income	—	—	2,683	—	—	$2,683	2,683
Other comprehensive loss, net of tax, unrealized holding losses arising during the period (net of tax, $259)	—	—	—	—	(503)	(503)	(503)

Total comprehensive income						$2,180

Shares acquired by leveraged ESOP	—	(1)	—	51	—		50
Cash dividends ($0.26 per share)	—	—	(755)	—	—		(755)

Balance, June 30, 2007	$3,653	$1,464	$31,032	$(495)	$(1,624)		$34,030

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2007 and December 31, 2006, the results of operations for the three and six month periods ended June 30, 2007 and 2006 and cash flows and changes in shareholders’ equity for the six months ended June 30, 2007 and 2006. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks. All of the Company’s securities were classified as available for sale at June 30, 2007 and December 31, 2006. Amortized costs and fair values were as follows:

	(in thousands) June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$47,060	$2	$(1,168)	$45,894
Obligations of states and political subdivisions	11,335	40	(203)	11,172
Corporate equity securities	10	156	—	166
Restricted securities	3,332	—	—	3,332

	$61,737	$198	$(1,371)	$60,564

	(in thousands) December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$47,076	$6	$(653)	$46,429
Obligations of states and political subdivisions	10,273	123	(30)	10,366
Corporate equity securities	10	143	—	153
Restricted securities	3,392	—	—	3,392

	$60,751	$272	$(683)	$60,340

Notes to Consolidated Financial Statements

(unaudited)

At June 30, 2007 and December 31, 2006, investments in an unrealized loss position that were temporarily impaired were as follows:

	Less than 12 months		(in thousands) June 30, 2007 12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$9,529	$(130)	$36,081	$(1,038)	$45,610	$(1,168)
Obligations of states and political subdivisions	4,565	(123)	2,256	(80)	6,821	(203)

	$14,094	$(253)	$38,337	$(1,118)	$52,431	$(1,371)

	Less than 12 months		(in thousands) December 31, 2006 12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$15,340	$(48)	$29,488	$(605)	$44,828	$(653)
Obligations of states and political subdivisions	1,142	(5)	1,618	(25)	2,760	(30)

	$16,482	$(53)	$31,106	$(630)	$47,588	$(683)

The tables above provide information about securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. All of the securities with unrealized losses are considered temporarily impaired and are a result of interest rate factors. These securities have not suffered credit deterioration and the Company has the ability and intent to hold these issues until maturity. At June 30, 2007, there were forty-three U.S. agency and mortgage-backed securities and twenty obligations of state and political subdivisions in an unrealized loss position. Ninety-seven percent of the Company’s investment portfolio had AAA credit ratings with a weighted-average repricing term of 4.4 years at June 30, 2007.

Note 3. Loans

Loans at June 30, 2007 and December 31, 2006 are summarized as follows:

	(in thousands)
	June 30, 2007	December 31, 2006
Mortgage loans on real estate:
Construction	$69,938	$60,913
Secured by farm land	1,763	2,507
Secured by 1-4 family residential	108,565	112,323
Other real estate loans	174,687	168,754
Loans to farmers (except those secured by real estate)	2,198	2,150
Commercial and industrial loans (except those secured by real estate)	50,684	50,854
Consumer loans	20,993	24,423
Deposit overdrafts	493	232
All other loans	4,926	4,973

Total loans	$434,247	$427,129
Allowance for loan losses	3,997	3,978

Loans, net	$430,250	$423,151

Notes to Consolidated Financial Statements

(unaudited)

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $355.0 million, or 82.5% of loans, net of the allowance for loan losses, and $344.5 million, or 81.4% of loans, net of the allowance for loan losses, at June 30, 2007 and December 31, 2006, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations may be affected by local economic conditions. Construction loans totaled $69.9 million and $60.9 million, or 16.3% and 14.4% of loans, net of the allowance for loan losses, at June 30, 2007 and December 31, 2006, respectively.

The Company has another concentration of credit risk involving loans secured by hotels. This concentration totaled $31.9 million at June 30, 2007, representing 93.7% of total shareholders’ equity and 7.4% of loans, net of the allowance for loan losses. At December 31, 2006, this concentration totaled $28.9 million representing 88.6% of total shareholders’ equity and 6.8% of loans, net of the allowance for loan losses. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this concentration of credit risk during the six month period ended June 30, 2007 and the year ended December 31, 2006.

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the six months ended June 30, 2007 and 2006 and for the year ended December 31, 2006 were as follows:

	(in thousands)
	June 30, 2007	December 31, 2006	June 30, 2006
Balance at beginning of year	$3,978	$3,528	$3,528
Provision charged to operating expense	67	378	169
Loan recoveries	105	320	187
Loan charge-offs	(153)	(248)	(114)

Balance at end of period	$3,997	$3,978	$3,770

Note 5. Other Borrowings

The Bank had unused lines of credit totaling $76.6 million available with non-affiliated banks at June 30, 2007. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets.

At June 30, 2007, the Bank had borrowings from the FHLB system totaling $40.0 million which mature through March 29, 2010. The interest rate on these notes payable ranged from 4.88% to 5.52% and the weighted average rate was 5.25%. The Bank had collateral pledged on these borrowings, including real estate loans totaling $29.8 million at June 30, 2007 and FHLB stock and other investment securities with a book value of $32.8 million at June 30, 2007.

At June 30, 2007, the Bank had a $195 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%. The Company also had an unsecured note payable of $495 thousand, which requires monthly payments of $11 thousand and matures September 12, 2011. The fixed interest rate on this loan is 7.35%.

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at June 30, 2007 and December 31, 2006 with the minimum regulatory guidelines were as follows:

	Actual		(dollars in thousands) Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2007:
Total Capital (to Risk Weighted Assets):
Consolidated	$52,180	11.62%	$35,919	8.00%	N/A	N/A
First Bank	$51,532	11.49%	$35,865	8.00%	$44,832	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$48,183	10.73%	$17,959	4.00%	N/A	N/A
First Bank	$47,535	10.60%	$17,933	4.00%	$26,899	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$48,183	9.23%	$20,890	4.00%	N/A	N/A
First Bank	$47,535	9.11%	$20,868	4.00%	$26,086	5.00%

December 31, 2006:
Total Capital (to Risk Weighted Assets):
Consolidated	$49,747	11.34%	$35,101	8.00%	N/A	N/A
First Bank	$49,585	11.32%	$35,042	8.00%	$43,802	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$45,769	10.43%	$17,551	4.00%	N/A	N/A
First Bank	$45,607	10.41%	$17,521	4.00%	$26,281	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$45,769	8.76%	$20,908	4.00%	N/A	N/A
First Bank	$45,607	8.73%	$20,885	4.00%	$26,107	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On March 11, 2003, First National (VA) Statutory Trust I (Trust I), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2007 was 8.51%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of Trust I is $3.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2007 was 7.96%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2007 was 7.26%. The securities have a mandatory redemption date of October 1, 2036, and are subject to varying call provisions beginning October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2007, $12.1 million of trust preferred securities issued by the Trusts were included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three and six months ended June 30, 2007 and 2006 were as follows:

	(in thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Service cost	$70	$59	$140	$119
Interest cost	66	60	132	120
Expected return on plan assets	(64)	(58)	(128)	(116)
Amortization of net obligation at transition	(2)	(1)	(3)	(3)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	11	13	22	26

Net periodic benefit cost	$82	$74	$165	$148

Notes to Consolidated Financial Statements

(unaudited)

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2006, that it expected to contribute $329 thousand to its pension plan for the 2007 plan year. The Company did not make a contribution to the pension plan for the 2007 plan year during the six months ended June 30, 2007. The Company is planning to make the contribution for the 2007 plan year during the fourth quarter of 2007.

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

Note 9. Earnings per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged ESOP are not considered to be outstanding. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information about the Company’s leveraged ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per share were 2,905,574 and 2,922,860 for the three months ended June 30, 2007 and 2006, respectively and 2,904,786 and 2,922,860 for the six months ended June 30, 2007 and 2006, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company for the three and six month periods ended June 30, 2007 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q. The results of operations for the three and six month periods ended June 30, 2007 may not be indicative of the results to be achieved for the year.

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

The Bank offers loan, deposit, trust and investment products and services through 11 offices, 29 ATMs and its website, www.firstbank-va.com. Customers include individuals, small and medium-sized businesses and governmental entities in the northern Shenandoah Valley region of Virginia.

The Company’s primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the interest rates paid. In addition to net interest income, noninterest income is another important source of revenue for the Company. Noninterest income is derived primarily from service charges on loans and deposits and fees earned from bank services. The Bank generates fee income from services that include trust, asset management and investment services and through the origination and sale of residential mortgages.

Other factors impacting net income include the provision for loan losses, noninterest income and noninterest expense. The provision is determined by asset quality, net charge-offs, loan growth and economic conditions. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. Noninterest income is not expected to increase significantly in future periods as the trust and asset management department is no longer experiencing high rates of growth. The department began operations in 2005 and experienced rapid growth during 2005 and 2006 from initial market demand. In order to improve profitability, the Company has delayed expansion plans while leveraging existing branches. As a result, noninterest expense is not expected to continue at recent growth rates in future periods. The Company is adjusting to an environment of slower balance sheet growth and lower net interest margins by controlling expenses and seeking other sources of noninterest income.

For the three months ended June 30, 2007, net income was $1.3 million, a decrease of $200 thousand or 13.5%, compared to $1.5 million for the same period in 2006. The decrease in earnings reflects a 12.5% increase in noninterest expense primarily from the addition of two branch locations. In addition, there was a slight decrease in net interest income that resulted from a 17 basis point decrease in the net interest margin. These decreases were offset by noninterest income that increased 11.9%, primarily from fee income generated from other customer services.

Net income per share, basic and diluted, decreased $0.06 to $0.44 for the three months ended June 30, 2007 from $0.50 for the same period in 2006. The annualized return on average assets was 0.98% for the second quarter of 2007, compared to 1.18% for the same period in 2006, and the annualized return on average equity was 15.10% for the second quarter of 2007, compared to 19.20% for the same period in 2006.

The net interest margin was 3.66% for the second quarter of 2007, compared to 3.83% for the same period of 2006. The decrease in the net interest margin was a result of higher cost of funds caused by increased competition for deposits and price sensitive deposit customers. The Company first experienced net interest margin compression during the third quarter of 2006 when the net interest margin decreased 20 basis points to 3.63%, and then dropped another 8 basis points during the fourth quarter of 2006 to 3.55%. The net interest margin has improved during 2007, increasing 8 basis points to 3.63% during the first quarter of 2007 and then increasing another 3 basis points to 3.66% during the second quarter of 2007. The Company expects the net interest margin to remain stable throughout the remainder of 2007, as funding costs and the yield on earning assets are not anticipated to change significantly. Therefore, increases in net interest income during the second half of 2007 will be determined primarily from the Company’s ability to attract deposits and grow earning assets.

For the six months ended June 30, 2007, net income was $2.7 million, a decrease of $309 thousand or 10.3%, compared to $3.0 million for the same period in 2006. The decrease in earnings was attributed to a 10.6%, or $716 thousand, increase in noninterest expense and no growth in net interest income. The increase in noninterest expense primarily resulted from the costs associated with the addition of two branches during the second half of 2006. Although the Company experienced moderate balance sheet growth over the last twelve months, net interest income remained unchanged at $8.8 million. Earnings that are typically generated from additional balance sheet volume were offset by the net interest margin that was 25 basis points lower during the six months ended June 30, 2007, compared to the same period in 2006. Noninterest income increased 8.8%, or $221 thousand, and the provision for loan losses decreased 60.4%, or $102 thousand, when comparing the periods. The decrease in the provision reflected less loan growth in 2007 when compared to 2006. The allowance for loan losses totaled $4.0 million at each of June 30, 2007 and December 31, 2006, representing 0.92% and 0.93% of total loans, respectively.

Net income per share, basic and diluted, decreased $0.10 to $0.92 for the six months ended June 30, 2007 from $1.02 for the same period in 2006. The annualized return on average assets was 1.04% for the first six months of 2007, compared to 1.23% for the same period in 2006. The annualized return on average equity was 16.13% for the six months ended June 30, 2007 compared to 19.81% for the same period in 2006.

Total assets increased $1.3 million during the first six months of 2007 to $529.2 million at June 30, 2007 from $527.9 million at December 31, 2006. Loans, net of the allowance for loan losses, increased 1.7%, or $7.1 million, during the first six months of 2007, while deposits decreased $813 thousand to $434.2 million at June 30, 2007 from $435.0 million at December 31, 2006. The Company is planning for the balance sheet to continue growing at its current pace during the remainder of 2007. However, there are opportunities to gain market share from recent merger and acquisition activity in the Company’s market area. Although it is uncertain whether this activity will benefit the Company, marketing efforts have been focused on gaining market share.

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income (in thousands)
	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
GAAP measures:
Interest income - loans	$8,065	$7,282	$16,018	$13,918
Interest income - investments and other	734	832	1,470	1,674
Interest expense - deposits	3,551	2,623	7,093	4,860
Interest expense - other borrowings	538	779	1,088	1,437
Interest expense - other	279	249	554	473

Total net interest income	$4,431	$4,463	$8,753	$8,822

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$12	$13	$24	$26
Tax benefit realized on non-taxable interest income - municipal securities	60	55	119	109

Total tax benefit realized on non-taxable interest income	$72	$68	$143	$135

Total tax-equivalent net interest income	$4,503	$4,531	$8,896	$8,957

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At June 30, 2007, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $87.5 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At June 30, 2007, commercial loans not secured by real estate totaled $50.7 million, or 11.7% of gross loans, as compared to $50.9 million, or 11.9%, at December 31, 2006.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At June 30, 2007, commercial real estate loans totaled $176.5 million or 40.6% of the Bank’s gross loans, as compared to $171.3 million, or 40.1%, at December 31, 2006. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrower’s principal owners and carefully evaluates the location and environmental condition of the real estate collateral.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at June 30, 2007 and December 31, 2006, were $69.9 million, or 16.1% of gross loans, and $60.9 million, or 14.3% of gross loans, respectively. The majority of these loans have an average life of approximately one year and reprice monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

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

Typically, the Bank originates all fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At June 30, 2007, $108.6 million, or 25.0%, of the Bank’s loan portfolio consisted of one-to-four-family residential real estate loans as compared to $112.3 million, or 26.3%, at December 31, 2006.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and, if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Bank does require escrows for real estate taxes and insurance for secondary market loans.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, and credit card loans. At June 30, 2007, consumer loans, including deposit overdraft balances, were $21.5 million, or 4.9% of gross loans, as compared to $24.7 million, or 5.8%, at December 31, 2006.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings and trust preferred securities. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for loan losses, noninterest income and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts; fees charged for other customer services, including trust, asset management and brokerage fee income; gains and losses from the sale of assets, including loans held for sale, securities and premises and equipment; general and administrative expenses; and income tax expense.

Comparing the quarter ended June 30, 2007 to the same period in 2006, net income decreased to $1.3 million from $1.5 million. The decrease in earnings reflected a 12.5% increase in noninterest expense and a slight decrease in net interest income, offset by noninterest income that increased 11.9% and the provision for loan losses that decreased 20.2% when comparing the periods.

For the six months ended June 30, 2007, net income was $2.7 million or $0.92 per basic and diluted share. This is a 10.3% decrease compared to net income of $3.0 million or $1.02 per basic and diluted share for the same period in 2006. The decrease reflected a 10.6% increase in noninterest expense and no change in net interest income, offset by an 8.8% increase in noninterest income and a 60.4% decrease in the provision for loan losses. The decrease in the provision reflected less loan growth in 2007 when compared to 2006. The allowance for loan losses totaled $4.0 million at each of June 30, 2007 and December 31, 2006, representing 0.92% and 0.93% of total loans, respectively.

The Company expects the net interest margin to remain stable throughout the remainder of 2007. Therefore, increases in net interest income will be determined primarily from the Company’s ability to attract deposits and grow interest-earning assets. Other factors impacting net income include the provision for loan losses, noninterest income and noninterest expense. Noninterest income is not expected to increase significantly in future periods as the trust and asset management department is no longer experiencing high rates of growth. In order to improve profitability, the Company has delayed expansion plans while leveraging existing branches. As a result, noninterest expense is not expected to continue increasing at recent growth rates during future periods. The Company is adjusting to an environment of slower growth and lower net interest margins by controlling expenses and seeking other sources of noninterest income.

Net Interest Income

Net interest income was $4.4 million for the second quarter of 2007, which was a decrease of $32 thousand, or 0.7%, over $4.5 million for the same period in 2006. Growth in average interest-earning assets was offset by a decline in the net interest margin. Average interest-earning assets increased 4.0%, or $18.9 million, when comparing the periods. The net interest margin was 3.66% for the second quarter of 2007, compared to 3.83% for the same quarter of 2006. The lower net interest margin was a result of increased competition for deposits and price sensitive deposit customers.

Net interest income was $8.8 million for each of the six months ended June 30, 2007 and the comparable period in 2006. Growth in average interest-earning assets was offset by a decline in the net interest margin. Average interest-earning assets increased 6.0%, or $28.0 million, when comparing the periods. The net interest margin decreased 25 basis points to 3.64% for the six months ended June 30, 2007 compared to 3.89% for the same period of 2006.

Based on the interest rate sensitivity analysis included in Item 3 (Quantitative and Qualitative Disclosures about Market Risk) below, the Company does not anticipate market rate changes to have a significant impact on net interest income during the next 12 months. The Company does not expect significant changes in the net interest margin during the remainder of 2007. Therefore, increases in net interest income will be primarily determined by the Company’s ability to attract deposits and grow interest-earning assets.

Noninterest Income

Noninterest income increased 11.9% to $1.4 million for the second quarter of 2007, compared to $1.3 million for the same quarter of 2006. Fees for other customer services increased 22.9% to $601 thousand for the second quarter of 2007, compared to $489 thousand for the same period in 2006. This resulted from an increase in fee income from trust and asset management services and ATM fees. Service charges increased 10.4%, or $73 thousand, when comparing the periods. This was related to higher fee income from overdrafts.

Noninterest income was $2.7 million for the six months ended June 30, 2007, which was an increase of $221 thousand, or 8.8%, over $2.5 million for the same period in 2006. Fees for other customer services increased 22.6% to $1.2 million for the six months ended June 30, 2007, compared to $960 thousand for the same period in 2006. This resulted from an increase in fee income from trust and asset management services and ATM fees.

The Company does not expect noninterest income to increase significantly in future periods as the trust and asset management department is no longer experiencing high rates of growth. The department began operations in 2005 and experienced rapid growth during 2005 and 2006 from initial market demand.

Noninterest Expense

For the three months ended June 30, 2007, noninterest expense increased 12.5% to $3.9 million, compared to $3.5 million for the same period in 2006. For the six months ended June 30, 2007, noninterest expense increased 10.6% to $7.5 million, compared to $6.7 million for the same period in 2006. Salaries and employee benefits, occupancy and equipment expenses increased over the comparable period in 2006 primarily due to the addition of two branches during the last half of 2006. Growth in the trust and asset management department increased investment management expenses, which are included in legal and professional fees. Noninterest expense is not anticipated to continue increasing at recent growth rates during future periods. The Company has delayed branch expansion in order to improve profitability during periods of slower balance sheet growth and lower net interest margins.

Income Taxes

The Company has adopted Financial Accounting Standards Board (FASB) Statement No. 109, “Accounting for Income Taxes”. The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and six month periods ended June 30, 2007 and 2006. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. The effective income tax rate for each of the three months ended June 30, 2007 and 2006 was 32.4%. The effective income tax rate for the six months ended June 30, 2007 and 2006 was 32.3% and 32.4%, respectively. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Financial Condition

General

Total assets increased $1.3 million during the first six months of 2007 to $529.2 million at June 30, 2007 from $527.9 million at December 31, 2006. Loans, net of the allowance for loan losses, increased 1.7%, or $7.1 million, during the first six months of 2007, while deposits decreased $813 thousand to $434.2 million at June 30, 2007 from $435.0 million at December 31, 2006. The Company is planning for the balance sheet to continue growing at its current pace during the remainder of 2007. Even though minimal loan and deposit growth is expected, there are new opportunities to gain market share from recent merger and acquisition activity in the Company’s market area. Although it is uncertain whether this activity will benefit the Company, marketing efforts have been focused on gaining market share.

Loans

The Bank is an active lender with a loan portfolio that includes commercial and residential real estate loans, commercial loans, consumer loans (both installment and credit card), real estate construction loans and home equity loans. The Bank’s lending activity is concentrated on individuals, small and medium-sized businesses and local governmental entities in its market area. As a provider of community-oriented financial services, the Bank does not attempt to geographically diversify its loan portfolio by undertaking significant lending activity outside its market area. Loans, net of the allowance for loan losses, were $430.3 million at June 30, 2007, compared to $423.2 million at December 31, 2006.

Asset Quality

Management classifies as nonperforming assets both loans on which payment has been delinquent 90 days or more and loans for which there is a risk of loss to either principal or interest, and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $377 thousand in foreclosed real estate at June 30, 2007 and no foreclosed real estate at December 31, 2006.

Nonperforming assets were $1.6 million at June 30, 2007 and $721 thousand at December 31, 2006, representing 0.36% and 0.17% of total loans, respectively. Net charge-offs were $48 thousand for the first half of 2007, compared to net recoveries of $73 thousand for the same period of 2006. Minimal loan growth during the first six months of the year resulted in a lower loan loss provision of $67 thousand for the second quarter of 2007 compared to $84 thousand for the same period in 2006. Nonperforming assets could increase due to other potential problem loans identified by management totaling $6.1 million at June 30, 2007. Potential problem loans at December 31, 2006 totaled $3.5 million. Certain risks, including the borrower’s ability to pay and the collateral value securing the loan, have been identified that may result in these loans not being repaid in accordance with their terms. However, these loans are currently performing and $5.9 million of the identified loans are considered well-secured.

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $4.0 million at each of June 30, 2007 and December 31, 2006, representing 0.92% and 0.93% of total loans, respectively.

Impaired loans of $49 thousand at each of June 30, 2007 and December 31, 2006, have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $25 thousand at each of June 30, 2007 and December 31, 2006. The average recorded investment in impaired loans during the six months ended June 30, 2007 and the year ended December 31, 2006 was $49 thousand and $59 thousand, respectively.

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

Securities

Securities at June 30, 2007 were $60.6 million, a slight increase from $60.3 million at December 31, 2006. The Company plans to maintain its current level of securities in relation to total assets in order to maintain minimum liquidity ratios that are required by Company policy. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of June 30, 2007, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits were $434.2 million at June 30, 2007, a slight decrease from $435.0 million at December 31, 2006. Time deposits decreased $11.4 million or 6.2% during the first six months of 2007 to $172.8 million compared to $184.2 million at December 31, 2006. Savings and interest-bearing demand deposits increased $11.4 million or 6.8% when comparing the same periods. The decrease in time deposits and the increase in savings and interest-bearing demand deposits were attributed to a new savings account product that the Company promoted during the fourth quarter of 2006 and first quarter of 2007. Non-interest bearing demand deposits decreased slightly during the first six months of 2007. Although the Company plans to fund future asset growth with deposits, increasing competition could make this challenging.

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

At June 30, 2007, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $143.8 million. At June 30, 2007, 42.7% or $185.3 million of the loan portfolio would mature or reprice within one year. At June 30, 2007, non-deposit sources of available funds totaled $76.6 million, which included $60.4 million available from FHLB. During the first six months of 2007, other borrowing activity included repayment of an adjustable rate credit (ARC) advance in the amount of $30.0 million, repayment of a fixed rate credit (FRC) advance in the amount of $5.0 million and three new FRC advances totaling $30.0 million. The Bank also borrowed and repaid Daily Rate Credit (DRC) advances as an alternative to purchasing federal funds.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 11.62% at June 30, 2007 and a ratio of Tier 1 capital to risk-weighted assets of 10.73%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

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

Commitments to extend credit, which amounted to $79.4 million at June 30, 2007, and $68.7 million at December 31, 2006, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At June 30, 2007 and December 31, 2006, the Company had $7.2 million and $7.0 million, respectively, in outstanding standby letters of credit.

At June 30, 2007 and December 31, 2006, the Company had entered into locked-rate commitments to originate mortgage loans amounting to $906 thousand and $2.2 million, respectively. The Company had loans held for sale of $398 thousand and $105 thousand at June 30, 2007 and December 31, 2006, respectively. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $1.3 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

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

The flat interest rate scenario is utilized by the Company for rate shock scenarios when preparing the earnings simulation analysis. From this base, immediate, parallel rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on projected net income for the twelve months ending June 30, 2008 (fully tax-equivalent basis) for the Company using different rate scenarios:

Change in Yield Curve	(in thousands) Change in Net Income
+200 basis points	$(65)
+100 basis points	(31)
Flat	—
- 100 basis points	89
- 200 basis points	106

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The following chart reflects the change in net market value over different rate environments at June 30, 2007:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$1,518
+100 basis points	1,003
Flat	—
- 100 basis points	(1,150)
- 200 basis points	(3,604)

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Part II – Other Information

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 8, 2007. The following matter was voted on during the meeting:

The election of the 11 directors to serve for a term of one year:

	For	Withheld
Douglas C. Arthur	2,391,025	16,887
Byron A. Brill	2,388,340	19,572
Elizabeth H. Cottrell	2,404,419	3,493
James A. Davis	2,406,155	1,757
Christopher E. French	2,404,598	3,314
Charles E. Maddox Jr.	2,394,098	13,814
John K. Marlow	2,406,091	1,821
W. Allen Nicholls	2,401,793	6,119
Henry L. Shirkey	2,404,418	3,494
Harry S. Smith	2,387,721	20,191
James R. Wilkins, III	2,405,974	1,938

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

10.1	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Harry S. Smith.

10.2	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell.

10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION

(Registrant)

Harry S. Smith	August 13, 2007
President and Chief Executive Officer	Date

M. Shane Bell	August 13, 2007
Executive Vice President and Chief Financial Officer	Date

EXHIBIT INDEX

Number	Document
10.1	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Harry S. Smith.

10.2	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell.

10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350