Form 10-Q
period 2007-09-30
FIRST NATIONAL CORP /VA/
filed 2007-11-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2007, 2,922,860 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

Part I – Financial Information

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$14,653	$10,368
Interest-bearing deposits in banks	1,965	1,759
Federal funds sold	—	8,430
Securities available for sale, at fair value	59,669	60,340
Loans held for sale	424	105
Loans, net of allowance for loan losses, 2007, $3,977, 2006, $3,978	430,616	423,151
Premises and equipment, net	19,341	17,603
Interest receivable	2,145	2,038
Foreclosed assets	377	—
Other assets	4,483	4,150

Total assets	$533,673	$527,944

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$87,629	$83,386
Savings and interest-bearing demand deposits	173,003	167,419
Time deposits	175,817	184,239

Total deposits	$436,449	$435,044
Federal funds purchased	4,586	—
Other borrowings	40,660	45,750
Company obligated mandatorily redeemable capital securities	12,372	12,372
Accrued expenses and other liabilities	3,850	2,223
Commitments and contingencies	—	—

Total liabilities	$497,917	$495,389

Shareholders’ Equity
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2,922,860 shares	$3,653	$3,653
Surplus	1,459	1,465
Retained earnings	32,222	29,104
Unearned ESOP shares	(470)	(546)
Accumulated other comprehensive loss, net	(1,108)	(1,121)

Total shareholders’ equity	$35,756	$32,555

Total liabilities and shareholders’ equity	$533,673	$527,944

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended September 30, 2007 and 2006

(in thousands, except per share data)

	(unaudited)	(unaudited)
	September 30, 2007	September 30, 2006
Interest and Dividend Income
Interest and fees on loans	$8,315	$7,740
Interest on federal funds sold	4	7
Interest on deposits in banks	31	26
Interest and dividends on securities available for sale:
Taxable interest	559	604
Tax-exempt interest	120	103
Dividends	52	56

Total interest and dividend income	$9,081	$8,536

Interest Expense
Interest on deposits	$3,587	$3,225
Interest on federal funds purchased	50	51
Interest on company obligated mandatorily redeemable capital securities	242	217
Interest on other borrowings	541	679

Total interest expense	$4,420	$4,172

Net interest income	$4,661	$4,364
Provision for loan losses	—	109

Net interest income after provision for loan losses	$4,661	$4,255

Noninterest Income
Service charges	$769	$681
Fees for other customer services	333	282
Trust and investment advisory fees	298	232
Gains on sale of loans	116	44
Losses on sale of securities available for sale	(19)	—
Losses on sale of premises and equipment	(3)	—
Other operating income	1	37

Total noninterest income	$1,495	$1,276

Noninterest Expense
Salaries and employee benefits	$2,084	$1,906
Occupancy	243	204
Equipment	327	296
Marketing	140	178
Stationery and supplies	144	115
Legal and professional fees	137	174
ATM and check card	130	105
Other operating expense	625	495

Total noninterest expense	$3,830	$3,473

Income before income taxes	$2,326	$2,058
Provision for income taxes	755	678

Net income	$1,571	$1,380

Earnings per common share, basic and diluted	$0.54	$0.47

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Nine months ended September 30, 2007 and 2006

(in thousands, except per share data)

	(unaudited)	(unaudited)
	September 30, 2007	September 30, 2006
Interest and Dividend Income
Interest and fees on loans	$24,333	$21,658
Interest on federal funds sold	28	9
Interest on deposits in banks	81	86
Interest and dividends on securities available for sale:
Taxable interest	1,629	1,891
Tax-exempt interest	351	315
Dividends	147	169

Total interest and dividend income	$26,569	$24,128

Interest Expense
Interest on deposits	$10,680	$8,085
Interest on federal funds purchased	130	219
Interest on company obligated mandatorily redeemable capital securities	716	522
Interest on other borrowings	1,629	2,116

Total interest expense	$13,155	$10,942

Net interest income	$13,414	$13,186
Provision for loan losses	67	278

Net interest income after provision for loan losses	$13,347	$12,908

Noninterest Income
Service charges	$2,160	$2,043
Fees for other customer services	951	811
Trust and investment advisory fees	857	663
Gains on sale of loans	241	141
Gains (losses) on sale of securities available for sale	(19)	3
Losses on sale of premises and equipment, net	(2)	—
Other operating income	37	124

Total noninterest income	$4,225	$3,785

Noninterest Expense
Salaries and employee benefits	$6,157	$5,545
Occupancy	717	593
Equipment	955	864
Marketing	430	487
Stationery and supplies	386	360
Legal and professional fees	479	430
ATM and check card	382	301
Other operating expense	1,774	1,627

Total noninterest expense	$11,280	$10,207

Income before income taxes	$6,292	$6,486
Provision for income taxes	2,038	2,114

Net income	$4,254	$4,372

Earnings per common share, basic and diluted	$1.46	$1.50

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Nine months ended September 30, 2007 and 2006

(in thousands)

	(unaudited)	(unaudited)
	September 30, 2007	September 30, 2006
Cash Flows from Operating Activities
Net income	$4,254	$4,372
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Depreciation and amortization	841	728
Origination of loans held for sale	(15,050)	(11,193)
Proceeds from sale of loans available for sale	14,972	10,662
Provision for loan losses	67	278
(Gains) losses on sale of securities available for sale	19	(3)
Losses on sale of premises and equipment, net	2	—
Gains on sale of loans	(241)	(141)
Accretion of security discounts	(26)	(34)
Amortization of security premiums	69	120
Shares acquired by leveraged ESOP	70	—
Changes in assets and liabilities:
Increase in interest receivable	(107)	(338)
Increase in other assets	(339)	(61)
Increase in accrued expenses and other liabilities	1,627	284

Net cash provided by operating activities	$6,158	$4,674

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$4,441	$3,919
Proceeds from maturities, calls, and principal payments of securities available for sale	8,019	7,669
Purchase of securities available for sale	(11,832)	(4,501)
Decrease in federal funds sold	8,430	—
Proceeds from sale of premises and equipment	2	—
Purchase of premises and equipment	(2,583)	(4,140)
Net increase in loans	(7,909)	(49,135)

Net cash used in investing activities	$(1,432)	$(46,188)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and savings accounts	$9,827	$(4,524)
Net increase (decrease) in time deposits	(8,422)	46,772
Proceeds from other borrowings	95,000	117,670
Principal payments on other borrowings	(100,090)	(117,114)
Proceeds from issuance of company obligated mandatorily redeemable securities	—	4,124
Cash dividends paid	(1,136)	(1,052)
Increase (decrease) in federal funds purchased	4,586	(3,655)

Net cash provided by (used in) financing activities	$(235)	$42,221

Increase in cash and cash equivalents	$4,491	$707

Cash and Cash Equivalents
Beginning	$12,127	$10,447

Ending	$16,618	$11,154

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Nine months ended September 30, 2007 and 2006

(in thousands)

	(unaudited)	(unaudited)
	September 30, 2007	September 30, 2006
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$12,418	$10,432

Income taxes	$1,429	$2,398

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale	$19	$38

Transfer from loans to other real estate	$377	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2007 and 2006

(in thousands, except share and per share data)

(unaudited)

	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance, December 31, 2005	$3,653	$1,465	$24,735	$—	$(462)		$29,391
Comprehensive income:
Net income	—	—	4,372	—	—	$4,372	4,372
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $14)	—	—	—	—	—	27	—
Reclassification adjustment (net of tax, $1)	—	—	—	—	—	(2)	—

Other comprehensive income (net of tax, $13)	—	—	—	—	25	$25	25

Total comprehensive income						$4,397

Cash dividends ($0.36 per share)	—	—	(1,052)	—	—		(1,052)

Balance, September 30, 2006	$3,653	$1,465	$28,055	$—	$(437)		$32,736

	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance, December 31, 2006	$3,653	$1,465	$29,104	$(546)	$(1,121)		$32,555
Comprehensive income:
Net income	—	—	4,254	—	—	$4,254	4,254
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax)	—	—	—	—	—	—	—
Reclassification adjustment (net of tax, $6)	—	—	—	—	—	13	—

Other comprehensive income (net of tax, $6)	—	—	—	—	13	$13	13

Total comprehensive income						$4,267

Shares acquired by leveraged ESOP	—	(6)	—	76	—		70
Cash dividends ($0.39 per share)	—	—	(1,136)	—	—		(1,136)

Balance, September 30, 2007	$3,653	$1,459	$32,222	$(470)	$(1,108)		$35,756

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2007 and December 31, 2006, the results of operations for the three and nine month periods ended September 30, 2007 and 2006 and cash flows and changes in shareholders’ equity for the nine months ended September 30, 2007 and 2006. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks. All of the Company’s securities were classified as available for sale at September 30, 2007 and December 31, 2006. Amortized costs and fair values were as follows:

	(in thousands)
	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$44,054	$43	$(539)	$43,558
Obligations of states and political subdivisions	12,642	61	(160)	12,543
Corporate equity securities	10	203	—	213
Restricted securities	3,355	—	—	3,355

	$60,061	$307	$(699)	$59,669

	(in thousands)
	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$47,076	$6	$(653)	$46,429
Obligations of states and political subdivisions	10,273	123	(30)	10,366
Corporate equity securities	10	143	—	153
Restricted securities	3,392	—	—	3,392

	$60,751	$272	$(683)	$60,340

Notes to Consolidated Financial Statements

(unaudited)

At September 30, 2007 and December 31, 2006, investments in an unrealized loss position that were temporarily impaired were as follows:

	(in thousands) September 30, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$6,056	$(25)	$26,552	$(514)	$32,608	$(539)
Obligations of states and political subdivisions	4,498	(115)	2,289	(45)	6,787	(160)

	$10,554	$(140)	$28,841	$(559)	$39,395	$(699)

	(in thousands) December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$15,340	$(48)	$29,488	$(605)	$44,828	$(653)
Obligations of states and political subdivisions	1,142	(5)	1,618	(25)	2,760	(30)

	$16,482	$(53)	$31,106	$(630)	$47,588	$(683)

The tables above provide information about securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. All of the securities with unrealized losses are considered temporarily impaired and are a result of interest rate factors. These securities have not suffered credit deterioration and the Company has the ability and intent to hold these issues until maturity. At September 30, 2007, there were thirty-one U.S. agency and mortgage-backed securities and eighteen obligations of state and political subdivisions in an unrealized loss position. Ninety-seven percent of the Company’s investment portfolio had AAA credit ratings with a weighted-average repricing term of 4.1 years at September 30, 2007.

Note 3. Loans

Loans at September 30, 2007 and December 31, 2006 are summarized as follows:

	(in thousands)
	September 30, 2007	December 31, 2006
Mortgage loans on real estate:
Construction	$73,148	$60,913
Secured by farm land	1,740	2,507
Secured by 1-4 family residential	106,059	112,323
Other real estate loans	178,813	168,754
Loans to farmers (except those secured by real estate)	2,223	2,150
Commercial and industrial loans (except those secured by real estate)	52,155	50,854
Consumer loans	19,285	24,423
Deposit overdrafts	378	232
All other loans	792	4,973

Total loans	$434,593	$427,129
Allowance for loan losses	3,977	3,978

Loans, net	$430,616	$423,151

Notes to Consolidated Financial Statements

(unaudited)

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $359.8 million, or 83.5% of loans, net of the allowance for loan losses, and $344.5 million, or 81.4% of loans, net of the allowance for loan losses, at September 30, 2007 and December 31, 2006, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations may be affected by local economic conditions. Construction loans totaled $73.1 million and $60.9 million, or 17.0% and 14.4% of loans, net of the allowance for loan losses, at September 30, 2007 and December 31, 2006, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $35.5 million at September 30, 2007, representing 99.4% of total shareholders’ equity and 8.3% of loans, net of the allowance for loan losses. At December 31, 2006, this concentration totaled $28.9 million representing 88.6% of total shareholders’ equity and 6.8% of loans, net of the allowance for loan losses. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this concentration of credit risk during the nine month period ended September 30, 2007 and the year ended December 31, 2006.

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the nine months ended September 30, 2007 and 2006 and for the year ended December 31, 2006 were as follows:

	(in thousands)
	September 30, 2007	December 31, 2006	September 30, 2006
Balance at beginning of year	$3,978	$3,528	$3,528
Provision charged to operating expense	67	378	278
Loan recoveries	163	320	252
Loan charge-offs	(231)	(248)	(174)

Balance at end of period	$3,977	$3,978	$3,884

Note 5. Other Borrowings

The Bank had unused lines of credit totaling $78.2 million available with non-affiliated banks at September 30, 2007. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets.

At September 30, 2007, the Bank had borrowings from the FHLB system totaling $40.0 million which mature through March 29, 2010. The interest rate on these notes payable ranged from 4.88% to 5.52% and the weighted average rate was 5.25%. The Bank had collateral pledged on these borrowings, including real estate loans totaling $37.6 million at September 30, 2007 and FHLB stock and other investment securities with a book value of $30.8 million at September 30, 2007.

At September 30, 2007, the Bank had a $190 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%. The Company also had an unsecured note payable of $470 thousand, which requires monthly payments of $11 thousand and matures September 12, 2011. The fixed interest rate on this loan is 7.35%.

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at September 30, 2007 and December 31, 2006 with the minimum regulatory guidelines were as follows:

			(dollars in thousands)		Minimum To Be Well Capitalized Under
	Actual		Minimum Capital Requirement		Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2007:
Total Capital (to Risk Weighted Assets):
Consolidated	$53,607	11.86%	$36,169	8.00%	N/A	N/A
First Bank	$52,741	12.00%	$35,156	8.00%	$43,945	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$49,630	10.98%	$18,085	4.00%	N/A	N/A
First Bank	$48,764	11.10%	$17,578	4.00%	$26,367	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$49,630	9.38%	$21,153	4.00%	N/A	N/A
First Bank	$48,764	9.23%	$21,140	4.00%	$26,425	5.00%

December 31, 2006:
Total Capital (to Risk Weighted Assets):
Consolidated	$49,747	11.34%	$35,101	8.00%	N/A	N/A
First Bank	$49,585	11.32%	$35,042	8.00%	$43,802	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$45,769	10.43%	$17,551	4.00%	N/A	N/A
First Bank	$45,607	10.41%	$17,521	4.00%	$26,281	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$45,769	8.76%	$20,908	4.00%	N/A	N/A
First Bank	$45,607	8.73%	$20,885	4.00%	$26,107	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On March 11, 2003, First National (VA) Statutory Trust I (Trust I), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities (also known as trust preferred securities). On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2007 was 8.35%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of Trust I is $3.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2007 was 8.29%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a fixed rate of interest of 7.26% until July 31, 2011. The securities then have a LIBOR-indexed floating rate of interest. The securities have a mandatory redemption date of October 1, 2036, and are subject to varying call provisions beginning October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2007, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Notes to Consolidated Financial Statements

(unaudited)

Components of the net periodic benefit cost of the plan for the three and nine months ended September 30, 2007 and 2006 were as follows:

	(in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Service cost	$70	$59	$209	$178
Interest cost	66	60	199	180
Expected return on plan assets	(64)	(58)	(191)	(174)
Amortization of net obligation at transition	(2)	(1)	(4)	(4)
Amortization of prior service cost	1	1	2	3
Amortization of net loss	11	13	32	39

Net periodic benefit cost	$82	$74	$247	$222

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2006, that it expected to contribute $329 thousand to its pension plan for the 2007 plan year. The Company did not make a contribution to the pension plan for the 2007 plan year during the nine months ended September 30, 2007. The Company is planning to make the contribution for the 2007 plan year during the fourth quarter of 2007.

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

Note 9. Earnings per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged ESOP are not considered to be outstanding. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information about the Company’s leveraged ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per share were 2,907,232 and 2,922,860 for the three months ended September 30, 2007 and 2006, respectively and 2,905,610 and 2,922,860 for the nine months ended September 30, 2007 and 2006, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2007 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q. The results of operations for the three and nine month periods ended September 30, 2007 may not be indicative of the results to be achieved for the year.

Executive Overview

The Company

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

Products, Services, Customers and Locations

The Bank offers loan, deposit, trust and investment products and services through 11 offices, 29 ATMs and its website, www.firstbank-va.com. Customers include individuals, small and medium-sized businesses and governmental entities in the northern Shenandoah Valley region of Virginia.

Revenue Sources and Expense Factors

The primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense and represents approximately 75% of the Company’s total revenue. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the interest rates paid. In addition to net interest income, noninterest income is another important source of revenue for the Company. Noninterest income is derived primarily from service charges on loans and deposits and fees earned from other services. The Bank generates fee income from other services that include trust services and investment advisory services and through the origination and sale of residential mortgages.

The provision for loan losses and noninterest expense are the two expense categories. The provision is determined by loan growth, asset quality, net charge-offs and economic conditions. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense is salaries and employee benefits, comprising 54% of expenses followed by occupancy and equipment expense, comprising 14% of expenses.

Quarterly Performance

For the quarter ended September 30, 2007, net income totaled $1.6 million, an increase of 14% compared to $1.4 million for the same period in 2006. The increase in earnings reflected a 7% increase in net interest income that resulted from a 14 basis point increase in the net interest margin and an increase in interest-earning assets. Noninterest income increased 17%, primarily from fee income from other customer services and service charge income. In addition, there was no provision for loan losses due to minimal loan growth and high asset quality. These increases to earnings were partially offset by noninterest expenses that increased 10%. Most expense categories that increased were primarily attributed to the addition of a branch office late in the third quarter of 2006.

Net income per share, basic and diluted, increased $0.07 to $0.54 for the third quarter of 2007 from $0.47 for the same period in 2006. The return on average assets and return on average equity were 1.18% and 17.81%, respectively, compared to 1.07% and 17.23% in 2006. The net interest margin was 3.77% for the third quarter of 2007, compared to 3.63% for the same period of 2006. The increase in the margin was a result of increasing yields from the loan portfolio, decreasing yields on deposits and improvements in the balance sheet mix. The margin has improved for three consecutive quarters, increasing a total of 22 basis points from 3.55% for the fourth quarter of 2006. The Company does not expect this trend to continue, but does expect the margin to stabilize in future periods.

Year-to-Date Performance

For the nine months ended September 30, 2007, net income decreased 3% to $4.3 million compared to $4.4 million for the same period in 2006. The decrease in earnings was a result of expense growth of 11% that outpaced revenue growth of 4%. The lower provision for loan losses in 2007 helped offset this difference. The decrease in the provision reflected high asset quality and less loan growth in 2007 when compared to 2006. Two new branch offices that opened during the second half of 2006 were the primary contributors to increased expense levels when comparing the periods. While the Company experienced 5% growth in average interest-earning assets over the last twelve months, net interest income increased only 2% as a result of the margin that was 11 basis points lower during the nine months ended September 30, 2007, when compared to the same period in 2006.

Net income per share, basic and diluted, decreased $0.04 to $1.46 for the nine months ended September 30, 2007 from $1.50 for the same period in 2006. The return on average assets and return on average equity were 1.09% and 16.69%, respectively, for the first nine months of 2007 compared to 1.17% and 18.90% for the same period in 2006.

Total assets increased 1%, or $5.7 million, to $533.7 million during the first nine months of 2007. Loans, net of the allowance for loan losses, increased 2%, or $7.5 million, during the first nine months of 2007, while deposits increased $1.4 million to $436.4 million.

Management Outlook

For the remainder of 2007 and throughout 2008, the Company is planning for earning assets to grow at a slower pace than in recent years. Deposit growth and loan demand have recently slowed. The Company does not expect this to change during the next several quarters, anticipating a slowing economy. The margin is expected to remain stable as funding costs and the yield on earning assets are not anticipated to significantly change. Increases in net interest income will be determined by the ability to grow earning assets at acceptable margins. Changing economic conditions caused by factors beyond the Company’s control may have a direct correlation with the required provision for loan losses.

The rate of growth in noninterest income is expected to decrease slightly in future periods, as the trust department is no longer experiencing rapid growth. The department began operations in 2005 and experienced high growth rates during 2005 and 2006 from initial market demand. Noninterest expense growth is also expected to decrease slightly. Although the Company is focused on leveraging existing branch capacity and does not plan to expand the branch network in the near term, an operations center is under construction and is scheduled to be in service the second quarter of 2008. The new operations center will support future growth and facilitate long-term operational efficiencies. The center is not anticipated to increase expenses at the same level as adding a new branch office because the Company plans to transfer existing employees to the facility instead of hiring new employees.

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income (in thousands)
	For the three months ended		For the nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
GAAP measures:
Interest income—loans	$8,315	$7,740	$24,333	$21,658
Interest income—investments and other	766	796	2,236	2,470
Interest expense—deposits	3,587	3,225	10,680	8,085
Interest expense—other borrowings	541	679	1,629	2,116
Interest expense— other	292	268	846	741

Total net interest income	$4,661	$4,364	$13,414	$13,186

Non-GAAP measures:
Tax benefit realized on non-taxable interest income—loans	$12	$15	$36	$41
Tax benefit realized on non-taxable interest income—municipal securities	60	53	179	163

Total tax benefit realized on non-taxable interest income	$72	$68	$215	$204

Total tax-equivalent net interest income	$4,733	$4,432	$13,629	$13,390

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At September 30, 2007, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $76.0 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At September 30, 2007, commercial loans not secured by real estate totaled $52.2 million, or 12% of gross loans, as compared to $50.9 million, or 12%, at December 31, 2006.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At September 30, 2007, commercial real estate loans totaled $180.6 million or 42% of the Bank’s gross loans, as compared to $171.3 million, or 40%, at December 31, 2006. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrower’s principal owners and carefully evaluates the location and environmental condition of the real estate collateral.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at September 30, 2007 and December 31, 2006, were $73.1 million, or 17% of gross loans, and $60.9 million, or 14% of gross loans, respectively. The majority of these loans have an average life of approximately one year and reprice monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

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

Typically, the Bank originates all fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At September 30, 2007, $106.1 million, or 24%, of the Bank’s loan portfolio consisted of one-to-four-family residential real estate loans as compared to $112.3 million, or 26%, at December 31, 2006.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and, if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Bank does require escrows for real estate taxes and insurance for secondary market loans.

The Company does not participate in sub-prime lending practices. Issues recently arising in the residential mortgage market from sub-prime lending are not expected to have a direct impact on earnings, although the Company is always generally subject to risks associated with economic and business conditions in our market area.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans and installment and demand loans. At September 30, 2007, consumer loans, including deposit overdraft balances, were $19.7 million, or 5% of gross loans, as compared to $24.7 million, or 6%, at December 31, 2006.

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

Comparing the quarter ended September 30, 2007 to the same period in 2006, net income increased 14% to $1.6 million, or $0.54 per basic and diluted share, from $1.4 million, or $0.47 per basic and diluted share. The increase in earnings reflected a 7% increase in net interest income and a 17% increase in noninterest income. In addition, no provision for loan losses was recorded during the quarter. These increases to earnings were offset by a 10% increase in noninterest expense.

For the nine months ended September 30, 2007, net income was $4.3 million or $1.46 per basic and diluted share. This is a 3% decrease compared to net income of $4.4 million or $1.50 per basic and diluted share for the same period in 2006. The decrease in earnings was a result of expense growth of 11% that outpaced revenue growth of 4%. The lower provision for loan losses in 2007 helped offset this difference. The decrease in the provision reflected less loan growth in 2007 when compared to 2006. The allowance for loan losses totaled $4.0 million at each of September 30, 2007 and December 31, 2006, representing 0.92% and 0.93% of total loans, respectively.

Net Interest Income

Net interest income was $4.7 million for the third quarter of 2007, which was an increase of $297 thousand, or 7%, over $4.4 million for the same period in 2006. Average interest-earning assets increased 3%, or $14.2 million, when comparing the periods. The net interest margin increased 14 basis points to 3.77% for the third quarter of 2007, compared to 3.63% for the same quarter of 2006. The increase in the margin was a result of increasing yields from the loan portfolio, decreasing yields on deposits and improvements in the balance sheet mix.

Net interest income increased slightly to $13.4 million for the nine months ended September 30, 2007, compared to $13.2 million for the same period in 2006. Growth in average interest-earning assets was partially offset by a decline in the net interest margin. Average interest-earning assets increased 5%, or $23.3 million, when comparing the periods. The margin decreased 11 basis points to 3.69% for the nine months ended September 30, 2007 compared to 3.80% for the same period of 2006.

Based on the interest rate sensitivity analysis included in Item 3 (Quantitative and Qualitative Disclosures about Market Risk) below, the Company does not anticipate market rate changes to have a significant impact on net interest income during the next 12 months. The Company does not expect significant changes in the margin during the remainder of 2007. Therefore, increases in net interest income will be primarily determined by the Company’s ability to grow interest-earning assets at acceptable margins.

Noninterest Income

Noninterest income increased 17% to $1.5 million for the third quarter of 2007, compared to $1.3 million for the same quarter of 2006. Fees for other customer services increased 23% to $631 thousand, compared to $514 thousand for the third quarter of 2006. This increase resulted from an increase in ATM and check card fees and fee income from trust and investment advisory services. Service charges increased 13%, or $88 thousand, when comparing the periods. This was related to higher fee income from overdrafts.

Noninterest income was $4.2 million for the nine months ended September 30, 2007, which was an increase of $440 thousand, or 12%, compared to $3.8 million for the same period in 2006. Fees for other customer services increased 23% to $1.8 million, compared to $1.5 million in 2006. This increase was attributable to increases in fee income from trust and investment advisory services and ATM and check card fees.

The Company expects the rate of growth in noninterest income to decrease slightly in future periods as the trust department is no longer experiencing rapid growth. The department began operations in 2005 and experienced high growth during 2005 and 2006 from initial market demand.

Noninterest Expense

For the quarter ended September 30, 2007, noninterest expense increased 10% to $3.8 million, compared to $3.5 million for the same period in 2006. For the nine months ended September 30, 2007, noninterest expense increased 11% to $11.3 million, compared to $10.2 million for the same period in 2006. The increase in expenses was primarily attributable to the addition of two branch locations during the second and third quarters of 2006. The growth rate of noninterest expense is expected to decrease slightly in future periods. Although the Company is focused on leveraging existing branch capacity and does not plan to expand the branch network in the near term, an operations center is under construction and is scheduled to be placed in service during the second quarter of 2008. The new operations center will support future growth and facilitate long-term operational efficiencies.

Income Taxes

The Company has adopted Financial Accounting Standards Board (FASB) Statement No. 109, “Accounting for Income Taxes”. The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and nine month periods ended September 30, 2007 and 2006. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. The effective income tax rate for the three months ended September 30, 2007 and 2006 was 32.5% and 32.9%, respectively. The effective income tax rate for the nine months ended September 30, 2007 and 2006 was 32.4% and 32.6%, respectively. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Financial Condition

General

Total assets increased $5.7 million during the first nine months of 2007 to $533.7 million at September 30, 2007 from $527.9 million at December 31, 2006. Loans, net of the allowance for loan losses, increased 2%, or $7.5 million, during the first nine months of 2007, while deposits increased $1.4 million to $436.4 million at September 30, 2007 from $435.0 million at December 31, 2006. For the remainder of 2007 and throughout 2008, the Company is planning for the balance sheet to grow at a slower pace than in recent years. Deposit growth and loan demand have recently slowed. The Company does not expect this will change during the next year.

Loans

The Bank is an active lender with a loan portfolio that includes commercial and residential real estate loans, commercial loans, consumer loans, real estate construction loans and home equity loans. The Bank’s lending activity is concentrated on individuals, small and medium-sized businesses and local governmental entities in its market area. As a provider of community-oriented financial services, the Bank does not attempt to geographically diversify its loan portfolio by undertaking significant lending activity outside its market area. Loans, net of the allowance for loan losses, were $430.6 million at September 30, 2007, compared to $423.2 million at December 31, 2006.

Asset Quality

Management classifies as nonperforming assets both loans on which payment has been delinquent 90 days or more and loans for which there is a risk of loss to either principal or interest, and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $377 thousand in foreclosed real estate at September 30, 2007 and no foreclosed real estate at December 31, 2006.

Nonperforming assets were $1.6 million at September 30, 2007 and $721 thousand at December 31, 2006, representing 0.37% and 0.17% of total loans, respectively. Net charge-offs were $69 thousand for the first nine months of 2007, compared to net recoveries of $78 thousand for the same period of 2006. Although nonperforming assets have increased, less loan growth in 2007 when compared to 2006 resulted in a lower loan loss provision of $67 thousand for the nine months ended September 30, 2007 compared to $278 thousand for the same period in 2006. Nonperforming assets could increase due to other potential problem loans identified by management totaling $6.6 million at September 30, 2007. Potential problem loans at December 31, 2006 totaled $3.5 million.

Certain risks, including the borrower’s ability to pay and the collateral value securing the loan, have been identified that may result in these loans not being repaid in accordance with their terms. However, these loans are currently performing and $6.5 million of the identified loans are considered well-secured.

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $4.0 million at each of September 30, 2007 and December 31, 2006, representing 0.92% and 0.93% of total loans, respectively.

Impaired loans of $90 thousand at September 30, 2007 and $49 thousand at December 31, 2006 have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $53 thousand and $25 thousand at September 30, 2007 and December 31, 2006, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2007 and the year ended December 31, 2006 was $90 thousand and $59 thousand, respectively.

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

Securities

Securities at September 30, 2007 were $59.7 million, a slight decrease from $60.3 million at December 31, 2006. The Company plans to maintain its current level of securities in relation to total assets in order to maintain minimum liquidity ratios that are required by Company policy. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of September 30, 2007, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits were $436.4 million at September 30, 2007, a $1.4 million increase from $435.0 million at December 31, 2006. Non-interest bearing demand deposits increased $4.2 million or 5% during the first nine months of 2007. Time deposits decreased $8.4 million or 5% during the first nine months of 2007 to $175.8 million compared to $184.2 million at December 31, 2006. Savings and interest-bearing demand deposits increased $5.6 million or 3% when comparing the same periods. Although the Company plans to fund future asset growth with deposits, increasing competition could make this challenging.

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

At September 30, 2007, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $162.4 million. At September 30, 2007, 46% or $197.5 million of the loan portfolio would mature or reprice within one year. At September 30, 2007, non-deposit sources of available funds totaled $78.2 million, which included $61.2 million available from FHLB. During the first nine months of 2007, other borrowing activity included repayment of an adjustable rate credit (ARC) advance in the amount of $30.0 million, repayment of a fixed rate credit (FRC) advance in the amount of $5.0 million and three new FRC advances totaling $30.0 million. The Bank also borrowed and repaid Daily Rate Credit (DRC) advances as an alternative to purchasing federal funds.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 11.86% at September 30, 2007 and a ratio of Tier 1 capital to risk-weighted assets of 10.98%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

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

Commitments to extend credit, which amounted to $67.9 million at September 30, 2007, and $68.7 million at December 31, 2006, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At September 30, 2007 and December 31, 2006, the Company had $7.2 million and $7.0 million, respectively, in outstanding standby letters of credit.

At September 30, 2007 and December 31, 2006, the Company had entered into locked-rate commitments to originate mortgage loans amounting to $909 thousand and $2.2 million, respectively. The Company had loans held for sale of $424 thousand and $105 thousand at September 30, 2007 and December 31, 2006, respectively. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $1.3 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The flat interest rate scenario is utilized by the Company for rate shock scenarios when preparing the earnings simulation analysis. From this base, immediate, parallel rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on projected net income for the twelve months ending September 30, 2008 (fully tax-equivalent basis) for the Company using different rate scenarios:

Change in Yield Curve	(in thousands) Change in Net Income
+200 basis points	$(221)
+100 basis points	(101)
Flat	—
- 100 basis points	93
- 200 basis points	54

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The following chart reflects the change in net market value over different rate environments at September 30, 2007:

Change in Yield Curve	(in thousands) Change in Economic Value of Equity
+200 basis points	$12,330
+100 basis points	6,527
Flat	—
- 100 basis points	(8,305)
- 200 basis points	(18,611)

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

On November 7, 2007 the Board of Directors declared a quarterly dividend of $0.14 per share, a 7.7% increase from the quarterly dividend paid September 7, 2007. The dividend is payable on December 14, 2007 to shareholders of record as of November 30, 2007.

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

10.1	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart

10.2	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and J. Andrew Hershey

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Harry S. Smith	November 14, 2007
Harry S. Smith	Date
President and Chief Executive Officer

/s/ M. Shane Bell	November 14, 2007
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document
10.1	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart

10.2	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and J. Andrew Hershey

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350