Form 10-K
period 2007-12-31
FIRST NATIONAL CORP /VA/
filed 2008-03-31
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2007 was $61,394,951.

The number of outstanding shares of common stock as of March 24, 2008 was 2,922,860.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2008 Annual Meeting of Shareholders – Part III

Part I

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the Company may be adversely affected by economic conditions in the market area;

•	successful management of credit risk including certain concentrations in loans secured by real estate;

•	risks inherent in the loan portfolio such as repayment risks, fluctuating collateral values and concentrations;

•	the adequacy of the allowance for loan losses related to changes in general economic and business conditions in the market area;

•	the ability to successfully manage growth or implement growth strategies;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	maintaining capital levels adequate to support growth;

•	the successful management of interest rate risk;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	the limited trading market in the Company’s common stock; and

•	other factors identified in Item 1A, “Risk Factors”, below.

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

Access to Filings

The Company’s internet address is www.firstbank-va.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as filed with or furnished to the Securities and Exchange Commission (the SEC), are available free of charge at www.firstbank-va.com as soon as reasonably practicable after being filed with or furnished to the SEC. A copy of any of the Company’s filings will be sent, without charge, to any shareholder upon written request to: M. Shane Bell, Chief Financial Officer, at 112 West King Street, Strasburg, Virginia 22657.

Products and Services

The Bank provides loan, deposit, investment, trust and asset management and other products and services in the northern Shenandoah Valley region of Virginia. Loan products and services include personal loans (including automobile and property improvement loans), residential mortgages, home equity loans and commercial loans. Deposit products and services include checking, savings, NOW accounts, money market accounts, IRA accounts, certificates of deposit and direct deposit services. The Bank offers other services, including safe deposit rentals, travelers and gift cards, internet banking, wire transfer services and other traditional banking services.

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

The Bank’s primary market area is located within the northern Shenandoah Valley region of Virginia, including Shenandoah County, Warren County, Frederick County and the City of Winchester. Within the market area there are various types of industry including medical and professional services, manufacturing, retail and higher education. Customers include individuals, small and medium-sized businesses, local governmental entities and non-profit organizations.

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

Competition

The Company competes with large regional financial institutions, savings banks, consumer finance companies, insurance companies, credit unions, money market mutual funds and other community banks. Competition has been increasing from out-of-state banks through their acquisition of Virginia-based banks and branches and expansion of credit unions into the market.

The financial service business in Virginia, and specifically in the Company’s market area, is highly competitive. Advantages the large regional financial institutions have over the Company include the ability to support wide-ranging advertising campaigns, larger amounts of capital and substantially higher lending limits. Credit unions have a competitive advantage because they have more favorable tax treatment than the Company and can pass those savings on to their customers through lower loan rates and higher deposit rates.

Factors affecting the competition for loans and deposits are interest rates offered, the number and location of branches and types of products offered, as well as the reputation of the institution. Advantages the Company has over the competition include long-term customer relationships, its commitment to excellent customer service, its dedicated and loyal employees, its local management and directors, and the support and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-sized businesses and local governmental entities within its communities. According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2007, the Bank was ranked first in Shenandoah County with $198.5 million in deposits, representing 27% of the total deposit market. The Bank was ranked third in Warren County with $77.3 million or 16% of the market, fourth in Frederick County with $54.4 million or 11% of the market, and sixth in the City of Winchester with $147.4 million or 8% of the market.

No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.

Employees

At December 31, 2007, the Company and the Bank employed a total of 172 full-time equivalent employees. The Company considers relations with its employees to be excellent.

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

Dividends

The Company is a legal entity separate and distinct from its banking and other subsidiaries. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2007, the Bank transferred $2.2 million in dividends to the Company. As of December 31, 2007, the aggregate amount of unrestricted funds which could be transferred from the Bank to the Company, without prior regulatory approval, totaled $12.8 million.

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

USA Patriot Act

The USA Patriot Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorism. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation, the USA Patriot Act has not materially affected the Bank’s products, services or other business activities.

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

The Bank offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. The majority of the loans are secured by real estate (both residential and commercial) in the market area. At December 31, 2007, these loans totaled $374.3 million, or 84%, of loans, net of the allowance for loan losses. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect customers’ ability to pay these loans, which in turn could impact the Bank. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and the Bank tries to limit exposure to this risk by monitoring extensions of credit carefully. The Bank cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

The Company’s profitability will depend substantially upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. The Bank may pay above-market rates to attract deposits and charge below-market rates to attract loans. Changes in interest rates, including the shape of the treasury yield curve, will affect the Company’s financial performance and condition through the pricing of securities, loans, deposits and borrowings. The Company attempts to minimize exposure to interest rate risk, but will be unable to eliminate it. Our net interest spread will depend on many factors that are partly or entirely outside of the Company’s control, including competition, federal economic, monetary and fiscal policies and general economic conditions.

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

The implementation of the Company’s business strategy will also require continued attraction, hiring, motivation and retention of skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by the Company’s competitors are covered by agreements not to compete or solicit existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals difficult. The market for these people is competitive, and the Company cannot guarantee that it will be successful in attracting, hiring, motivating or retaining them. The Company has a management succession plan that has identified employees that are capable of succeeding key officers in certain roles.

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

The Company owns the headquarters building located at 112 West King Street, in Strasburg, Virginia. This location also serves as the Bank’s Strasburg Financial Center, which primarily serves the banking needs of northern Shenandoah County customers. This three story building also houses the majority of the administrative employees, including human resources, marketing, financial accounting and loan operations. Deposit operations is housed in the Winchester Financial Center. Financial centers provide full service banking, including loan, deposit, investment, trust and asset management services, while the bank branches primarily focus on depository and consumer lending functions. The following table provides the name, location, year opened and type of the Company’s locations:

Name	Location	Year Opened	Type	Owned/ Leased
Strasburg Financial Center	112 West King Street Strasburg, Virginia	1927	Financial Center	Owned

Front Royal Express	508 North Commerce Avenue Front Royal, Virginia	1985	Branch	Leased

Kernstown	3143 Valley Pike Winchester, Virginia	1994	Branch	Owned

South Woodstock	860 South Main Street Woodstock, Virginia	1995	Branch	Owned

North Loudoun	661 North Loudoun Street Winchester, Virginia	1998	Branch	Owned

North Woodstock	496 North Main Street Woodstock, Virginia	1999	Branch	Leased

Front Royal Financial Center	1717 Shenandoah Avenue Front Royal, Virginia	2002	Financial Center	Owned

Winchester Financial Center	1835 Valley Avenue Winchester, Virginia	2003	Financial Center	Owned

Mount Jackson Financial Center	5304 Main Street Mount Jackson, Virginia	2004	Financial Center	Owned

Sherando Financial Center	695 Fairfax Pike Stephens City, Virginia	2006	Financial Center	Owned

Winchester West Financial Center	208 Crock Wells Mill Drive Winchester, Virginia	2006	Financial Center	Owned

Rental expense for the leased locations totaled $37 thousand for the year ended December 31, 2007. The lease for the Front Royal Express property expires on April 30, 2008. The lease for the North Woodstock property expires on May 31, 2016, without a renewal option.

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

Market Prices and Dividends

Shares of the common stock of the Company are traded on the over-the-counter (OTC) market and quoted in the OTC Bulletin Board under the symbol “FXNC.” As of March 21, 2008, the Company had approximately 675 shareholders of record and at least 478 additional beneficial owners of shares of common stock.

Following are the high and low prices of sales of common stock known to the Company, along with the dividends that were paid quarterly in 2007 and 2006.

	Market Prices and Dividends
	Sales Price ($)		Dividends ($) (1)
	High	Low
2007:
1st quarter	28.00	25.87	0.13
2nd quarter	28.50	24.00	0.13
3rd quarter	24.25	21.50	0.13
4th quarter	25.00	21.50	0.14

2006:
1st quarter	28.00	25.00	0.12
2nd quarter	28.00	26.60	0.12
3rd quarter	28.75	26.50	0.12
4th quarter	28.00	26.25	0.13

(1)	The Company increased its dividend to $0.53 per share in 2007, which represented a dividend payout ratio of 26.79%. The dividend per share and dividend payout ratio in 2006 was $0.49 and 24.65%, respectively. The dividend payout ratio is computed by dividing aggregate cash dividends by net income.

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

The Federal Reserve and the Commonwealth of Virginia have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the Commonwealth of Virginia and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. Under the Federal Reserve’s regulations, the Bank may not declare or pay any dividend in excess of its net income for the current year plus any retained net income from the prior two calendar years. The Bank may also not declare or pay a dividend without the approval of its board and two-thirds of its shareholders if the dividend would exceed its undivided profits, as reported to the Federal Reserve.

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

Stock Repurchases

The Company did not repurchase any shares of its common stock during the fourth quarter of 2007.

Stock Performance Graph

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return on the S&P 500, NASDAQ-Total U.S. and the SNL Bank Index > $500M, assuming an investment of $100 in shares of Common Stock on December 31, 2002, and the reinvestment of dividends.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
First National Corporation	$100.00	$171.21	$219.23	$287.51	$292.26	$248.74
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank > $500M Index	100.00	144.19	163.41	170.41	193.81	155.31

Item 6.	Selected Financial Data

The following is selected financial data for the Company for the last five years. This information has been derived from audited financial information included in Item 8 of this Form 10-K.

	Years Ended December 31,
	(in thousands except ratios and per share amounts)
	2007	2006	2005	2004	2003
Results of Operations
Interest and dividend income	$35,501	$32,947	$26,013	$20,520	$17,738
Interest expense	17,401	15,392	9,786	7,220	6,769
Net interest income	18,100	17,555	16,227	13,300	10,969
Provision for loan losses	398	378	838	810	705
Net interest income after provision for loan losses	17,702	17,177	15,389	12,490	10,264
Noninterest income	6,072	5,170	4,371	4,431	3,625
Noninterest expense	15,286	13,783	11,834	10,783	9,085
Income before income taxes	8,488	8,564	7,926	6,138	4,804
Income taxes	2,741	2,766	2,537	1,932	1,503
Net income	$5,747	$5,798	$5,389	$4,206	$3,301

Key Performance Ratios
Return on average assets	1.09%	1.15%	1.22%	1.12%	1.05%
Return on average equity	16.52%	18.49%	19.48%	17.01%	14.37%
Net interest margin	3.71%	3.74%	3.96%	3.84%	3.83%
Efficiency ratio(1)	62.22%	59.95%	56.26%	59.89%	61.57%
Dividend payout	26.79%	24.65%	24.41%	28.51%	34.11%

Per Share Data(2)
Net income, basic and diluted	$1.98	$1.99	$1.84	$1.44	$1.11
Cash dividends	0.53	0.49	0.45	0.41	0.39
Book value at period end	12.95	11.14	10.06	8.93	8.04

Financial Condition
Assets	$541,565	$527,944	$474,988	$408,825	$343,650
Loans, net	445,380	423,151	374,322	320,197	245,591
Securities	57,503	60,340	71,078	63,366	70,895
Deposits	445,142	435,044	377,657	320,945	277,828
Shareholders’ equity	37,859	32,555	29,391	26,100	23,503
Average shares outstanding, diluted(2)	2,906	2,917	2,923	2,924	2,960

Capital Ratios
Leverage	9.53%	8.76%	8.20%	8.44%	7.77%
Risk-based capital ratios:
Tier 1 capital	10.89%	10.43%	9.68%	10.37%	9.90%
Total capital	11.80%	11.34%	10.59%	11.25%	10.88%

(1)	The efficiency ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income excluding securities gains and losses. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Net interest income on a tax equivalent basis was $18,391, $17,824, $16,529, $13,572 and $11,201 for 2007, 2006, 2005, 2004 and 2003, respectively. Non-interest income excluding securities gains and losses was $6,175, $5,167, $4,511, $4,431 and $3,556 for 2007, 2006, 2005, 2004 and 2003, respectively. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP.” See “Non-GAAP Financial Measures” included in Item 7 of this Form 10-K.
(2)	Amounts have been restated to reflect a two-for-one stock split that was declared on March 16, 2005 and payable on April 29, 2005 to shareholders of record as of March 30, 2005 and a two-for-one stock split that was declared on April 16, 2003 and payable on May 30, 2003 to shareholders of record as of April 30, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2007, 2006 and 2005 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

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

Revenue Sources and Expense Factors

The Company’s primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense and represents approximately 75% of the Company’s total revenue. Interest income is determined by the amount of interest-earning assets, principally loans and securities, outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the amount of interest-bearing liabilities outstanding, principally deposits, during the period and the interest rates paid. In addition to net interest income, noninterest income is another important source of revenue for the Company. Noninterest income is derived primarily from service charges on loans and deposits and fees earned from other services. The Bank generates fee income from other services that include trust services and investment advisory services and through the origination and sale of residential mortgages.

The provision for loan losses and noninterest expense are the two expense categories. The factors management considers when determining the provision for loan losses are loan growth, net charge-offs and other factors. Other factors include, but are not limited to, loss experience over a three-year period, general economic conditions, asset quality and collateral value. Changes in inflation, economic growth, unemployment and other general economic factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The material components of noninterest expense are salaries and employee benefits, which comprise 55% of noninterest expense, and occupancy and equipment expense, comprising 15% of noninterest expense.

Financial Performance

For the year ended December 31, 2007, net income was $5.7 million, a decrease of $51 thousand or 1% compared to $5.8 million in 2006. The decrease in earnings was a result of noninterest expense growth of 11% that outpaced revenue growth of 6%. The growth in noninterest expense during 2007 was primarily attributable to two new branch offices that opened during the second and third quarters of 2006. Noninterest income increased 17% for 2007 compared to 2006 due to increases in fee income from trust and investment advisory services, ATM and check card fees and service charges on deposit accounts. Net gains on sale of premises and equipment totaled $363 thousand for 2007 compared to no gains or losses in 2006. This resulted from selling a potential branch site during the fourth quarter of 2007. Net interest income increased 3% as a result of 4% growth in average interest-earning assets during the year.

Net income per share, basic and diluted, decreased $0.01 to $1.98 for the year ended December 31, 2007 from $1.99 for 2006. The return on average assets was 1.09% for 2007, compared to 1.15% for 2006, and the return on average equity was 16.52% for 2007 compared to 18.49% for 2006.

During 2007, total assets increased 3%, or $13.6 million, to $541.6 million at December 31, 2007 from $527.9 million at December 31, 2006. Asset growth occurred primarily in the loan portfolio where loans, net of the allowance for loan losses, increased 5%, or $22.2 million, to $445.4 million at December 31, 2007 from $423.2 million at December 31, 2006. Asset growth was funded primarily by deposits that increased $10.1 million or 2% to $445.1 million at December 31, 2007 from $435.0 million at December 31, 2006.

Asset quality weakened during 2007 when compared to 2006. Nonperforming assets were $2.3 million and $721 thousand at December 31, 2007 and 2006, representing 0.50% and 0.17% of loans, respectively. Net charge-offs were $169 thousand for 2007, compared to net recoveries of $72 thousand in 2006. The provision for loan losses was $398 thousand and $378 thousand for the years ended December 31, 2007 and 2006, respectively. The allowance for loan losses increased to 0.94% of total loans at December 31, 2007, up from 0.93% of total loans at December 31, 2006.

Management Outlook

In 2008, the Company is planning for similar earning asset growth that was experienced during 2007. Deposit growth opportunities and loan demand began slowing in the second half of 2006 and continued to slow during 2007. The Company does not expect this to change during 2008, anticipating no improvement in economic conditions. The net interest margin is expected to remain stable as the spread between the yield on earning assets and funding costs is not anticipated to significantly change. Increases in net interest income will primarily be determined by the ability to grow earning assets at acceptable margins.

The rate of growth in noninterest income is expected to decrease in future periods as the trust department is no longer experiencing rapid growth. The department began operations in 2005 and experienced higher growth during 2005 and 2006 from initial market demand. Noninterest expense growth is also expected to slow. Although the Company does not plan to expand the branch network in the near term, an operations center is under construction and is scheduled to be placed in service during the second quarter of 2008. The new operations center is expected to support loan and deposit growth as economic conditions become more favorable. The center is also expected to facilitate long-term operational efficiencies and is not anticipated to increase expenses at the same level as adding a new branch office. The Company plans to transfer existing employees to the facility instead of hiring new employees.

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

	Efficiency Ratio
	(in thousands)
	2007	2006
Noninterest expense	$15,286	$13,783

Tax-equivalent net interest income	$18,391	$17,824
Noninterest income	6,072	5,170
Less: securities gains (losses)	(103)	3

	$24,566	$22,991

Efficiency ratio	62.22%	59.95%

This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2007 and 2006 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	(in thousands)
	2007	2006
GAAP measures:
Interest income—loans	$32,538	$29,678
Interest income—investments and other	2,963	3,269
Interest expense—deposits	14,049	11,638
Interest expense—other borrowings	2,226	2,744
Interest expense— other	1,126	1,010

Total net interest income	$18,100	$17,555

Non-GAAP measures:
Tax benefit realized on non-taxable interest income—loans	$48	$54
Tax benefit realized on non-taxable interest income—municipal securities	243	215

Total tax benefit realized on non-taxable interest income	$291	$269

Total tax-equivalent net interest income	$18,391	$17,824

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on three basic principles of accounting: (1) Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable, (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (3) U.S. Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” which requires adequate documentation to support the allowance for loan losses estimate.

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

The specific allowance is typically used to individually allocate an allowance for larger balance, commercial, non-homogeneous loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, analysis of the borrower’s overall financial condition, resources and payment record; the prospects for support from financial guarantors; and the fair market value of collateral, net of selling costs, are used to estimate the probability and severity of inherent losses. Second, historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and actual losses could differ from the estimates.

The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans; including residential mortgage loans, installment loans, other consumer loans, and outstanding loan commitments. This formula is also used for the remaining pool of larger balance, non-homogeneous loans, which were not allocated a specific allowance upon impairment review. The general allowance begins with estimates of probable losses inherent in the homogeneous portfolio. This includes, but is not limited to, analysis of loss experience over a three-year period, economic conditions, asset quality and collateral value. The general allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent loss information, it could differ from the loss incurred in the future.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, net of selling costs, if the loan repayment is collateral dependent. The Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

In an effort to manage the risk, the Bank’s loan policy gives loan amount approval limits to individual loan officers based on their position within the Bank and level of experience. The Bank’s Board of Directors and its Loan Committee approves all loan relationships greater than $1.5 million. The President and CEO and the Executive Vice President—Loan Administration can combine their lending limits to approve loan relationships up to $1.5 million. All loan relationships greater than $750 thousand are reported to the Board or its Loan Committee. The Loan Committee consists of five non-management directors and the President and CEO. The Committee approves the Bank’s Loan Policy and reviews loans that have been charged-off. It also reviews the allowance for loan loss adequacy calculation as well as the loan watch list and other management reports. The Committee meets on a monthly basis and the Chairman of the Committee then reports to the Board of Directors.

Residential loan originations are primarily generated by Bank loan officer solicitations, referrals by real estate professionals and customers. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by the Bank’s loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow available for debt service. Loan quality is analyzed based on the Bank’s experience and credit underwriting guidelines as well as the guidelines issued by the purchasers of loans, depending on the type of loan involved. Real estate collateral is appraised by independent fee appraisers who have been pre-approved by the Executive Vice President—Loan Administration.

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At December 31, 2007, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $78.1 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At December 31, 2007, commercial loans not secured by real estate totaled $53.0 million, or 12% of the total loan portfolio, as compared to $50.9 million, or 12% at December 31, 2006.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At December 31, 2007, commercial real estate loans aggregated $194.4 million, or 43% of the Bank’s gross loans, as compared to $171.3 million, or 40% at December 31, 2006. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and carefully evaluates the location and environmental condition of the real estate collateral.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at December 31, 2007 and 2006 were $73.5 million, or 16% of gross loans, and $60.9 million, or 14% of gross loans, respectively. The majority of these loans have an average life of approximately one year and reprice monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, typically requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

Residential Real Estate Lending

Residential lending activity may be generated by Bank loan officer solicitations, referrals by real estate professionals and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Executive Vice President-Loan Administration.

Typically, the Bank originates fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At December 31, 2007, $106.4 million, or 24% of the Bank’s loan portfolio consisted of one-to-four family loans secured by residential real estate, as compared to $112.3 million, or 26%, at December 31, 2006.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and, if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Bank does require escrows for real estate taxes and insurance for secondary market loans.

The Company does not participate in sub-prime lending practices so issues recently arising in the residential mortgage market from sub-prime lending are not expected to have a direct impact on earnings. Nevertheless, the Company is subject to risks associated with general economic and business conditions in its market area, as well as the condition of the regional residential mortgage market, each of which may be impacted by sub-prime lending and related issues.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans and installment and demand loans. At December 31, 2007, consumer loans, including deposit overdraft balances, were $18.8 million, or 4% of gross loans, as compared to $24.7 million, or 6%, at December 31, 2006.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominately loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings and trust preferred securities. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for loan losses, noninterest income and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts; fees charged for other customer services, including trust, asset management and brokerage fee income; gains and losses from the sale of assets, including loans held for sale, securities and premises and equipment; general and administrative expenses; and income tax expense.

For the year ended December 31, 2007, net income was $5.7 million or $1.98 per basic and diluted share. This is a 1% decrease compared to net income of $5.8 million or $1.99 per basic and diluted shares for 2006. This decrease in earnings was a result of expense growth of 11% that outpaced revenue growth of 6%. The increase in noninterest expense was almost entirely offset by a 17% increase in noninterest income and a 3% increase in net interest income. For the year ended December 31, 2006, net income increased 8% from $5.4 million in 2005. The increase in earnings was attributable to an 8% increase in net interest income, a 55% decrease in the provision for loan losses and an 18% increase in noninterest income, offset by a 17% increase in noninterest expense when comparing the periods.

Net Interest Income

Net interest income was $18.1 million for the year ended December 31, 2007, which is an increase of $545 thousand or 3% over $17.6 million reported for the same period in 2006. Growth in average interest-earning assets, predominantly in the loan portfolio, was partially offset by a slight decline in the net interest margin. Average interest-earning assets increased 4%, or $19.1 million, when comparing the periods. The net interest margin for 2007 was 3.71% compared to 3.74% for 2006. The slight decline in the net interest margin was attributable to increased funding costs from interest-bearing deposits. In 2006, net interest income increased $1.4 million, or 8%, from $16.2 million in 2005.

The net interest margin was 3.71% in 2007, 3.74% in 2006, and 3.96% in 2005. Interest income as a percent of average earning assets was 7.21% in 2007, 6.96% in 2006 and 6.31% in 2005. Interest expense as a percent of average interest-bearing liabilities was 4.25% in 2007, 3.94% in 2006 and 2.94% in 2005. The interest rate spread was 2.96% in 2007, 3.02% in 2006 and 3.37% in 2005. Based on the interest rate sensitivity analysis included in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) below, the Company does not anticipate market rate changes to have a significant impact on net interest income during the next 12 months. The Company does not expect significant changes in the margin during 2008. Therefore, increases in net interest income will be primarily determined by the Company’s ability to grow interest-earning assets at acceptable margins.

The following table provides information on average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2007, 2006 and 2005, as well as amounts and rates of tax equivalent interest earned and interest paid. The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components.

	Average Balances, Income and Expense, Yields and Rates
	(dollars in thousands)
	Years Ending December 31,
	2007			2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits in other banks	$2,204	$103	4.67%	$2,046	$111	5.45%	$759	$78	10.32%
Securities:
Taxable	48,248	2,359	4.89%	57,984	2,687	4.63%	53,667	2,221	4.14%
Tax-exempt (1)	11,349	715	6.30%	8,862	641	7.23%	9,699	620	6.39%

Total securities	59,597	3,074	5.16%	66,846	3,328	4.98%	63,366	2,841	4.48%
Loans: (2)
Taxable	431,613	32,444	7.52%	404,777	29,574	7.31%	349,140	23,156	6.63%
Tax-exempt (1)	2,282	142	6.20%	2,493	158	6.32%	3,299	221	6.70%

Total loans	433,895	32,586	7.51%	407,270	29,732	7.30%	352,439	23,377	6.63%
Federal funds sold	502	29	5.75%	898	45	4.99%	540	19	3.58%

Total earning assets	496,198	35,792	7.21%	477,060	33,216	6.96%	417,104	26,315	6.31%
Less: allowance for loan losses	(3,985)			(3,770)			(3,218)
Total nonearning assets	34,012			30,838			26,901

Total assets	$526,225			$504,128			$440,787

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$56,823	$1,613	2.84%	$53,806	$1,362	2.53%	$63,108	$1,185	1.88%
Money market accounts	6,674	87	1.30%	11,144	197	1.77%	13,688	179	1.31%
Savings accounts	112,702	4,188	3.72%	79,613	2,649	3.33%	66,138	1,385	2.09%
Certificates of deposit:
Less than $100,000	96,361	4,335	4.50%	90,618	3,623	4.00%	75,912	2,432	3.21%
Greater than $100,000	78,666	3,826	4.86%	83,334	3,807	4.57%	53,986	1,910	3.54%

Total interest-bearing deposits	351,226	14,049	4.00%	318,515	11,638	3.65%	272,832	7,091	2.60%
Federal funds purchased	3,044	170	5.57%	4,493	246	5.47%	3,872	152	3.94%
Company obligated mandatorily redeemable capital securities	12,372	956	7.73%	9,988	764	7.65%	8,248	495	6.00%
Other borrowings	42,784	2,226	5.20%	56,979	2,744	4.82%	48,418	2,048	4.23%

Total interest-bearing liabilities	409,426	17,401	4.25%	389,975	15,392	3.94%	333,370	9,786	2.94%
Noninterest-bearing liabilities
Demand deposits	78,947			81,160			77,819
Other liabilities	3,064			1,634			1,932

Total liabilities	491,437			472,769			413,121
Shareholders’ equity	34,788			31,359			27,666

Total liabilities and shareholders’ equity	$526,225			$504,128			$440,787

Net interest income		$18,391			$17,824			$16,529

Interest rate spread			2.96%			3.02%			3.37%
Interest expense as a percent of average earning assets			3.51%			3.23%			2.35%
Net interest margin			3.71%			3.74%			3.96%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $291 thousand, $269 thousand and $302 thousand for 2007, 2006 and 2005, respectively.
(2)	Loans placed on a nonaccrual status are reflected in the balances.

	Volume and Rate
	(in thousands)
	Years Ending December 31,
	2007			2006
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Interest-bearing deposits in other banks	$10	$(18)	$(8)	$46	$(13)	$33
Loans	1,991	879	2,870	3,919	2,499	6,418
Loans, tax-exempt	(13)	(3)	(16)	(51)	(12)	(63)
Securities	(489)	161	(328)	187	279	466
Securities, tax-exempt	136	(62)	74	(39)	60	21
Federal funds sold	(24)	8	(16)	16	10	26

Total earning assets	$1,611	$965	$2,576	$4,078	$2,823	$6,901

Checking	$79	$172	$251	$(131)	$308	$177
Money market accounts	(66)	(44)	(110)	(20)	38	18
Savings accounts	1,198	341	1,539	325	939	1,264
Certificates of deposits:
Less than $100,000	239	473	712	523	668	1,191
Greater than $100,000	(140)	159	19	1,236	661	1,897
Federal funds purchased	(81)	5	(76)	28	66	94
Company obligated mandatorily redeemable capital securities	184	8	192	117	152	269
Other borrowings	(762)	244	(518)	391	305	696

Total interest-bearing liabilities	$651	$1,358	$2,009	$2,469	$3,137	$5,606

Change in net interest income	$960	$(393)	$567	$1,609	$(314)	$1,295

Noninterest Income

Noninterest income increased $902 thousand, or 17%, in 2007 compared to an increase of $799 thousand or 18% in 2006. Trust and investment advisory fee income increased $270 thousand, or 29%, in 2007, compared to an increase of $408 thousand, or 80% in 2006. These increases were the result of higher average assets under management during 2007 when compared to 2006 and during 2006 when compared to 2005. ATM and check card fees increased $184 thousand, or 23%, in 2007, compared to $201 thousand, or 33%, in 2006. Service charges increased $262 thousand, or 10%, in 2007, compared to an increase of $120 thousand, or 5%, in 2006. This increase was related to higher fee income from overdrafts. Net gains on sale of premises and equipment were $363 thousand in 2007, compared to no net gains or losses in 2006 and net losses of $10 thousand in 2005. Net gains in 2007 resulted primarily from the sale of a potential branch site in the fourth quarter of 2007.

The Company expects the rate of growth in noninterest income to decrease in future periods as the trust department is no longer experiencing rapid growth. The department began operations in 2005 and experienced high growth during 2005 and 2006 from initial market demand. Total assets under management grew $11.8 million in 2007 and $41.4 million in 2006.

Noninterest Expense

In 2007, noninterest expenses increased $1.5 million, or 11%, over 2006. In 2006, noninterest expenses increased $1.9 million, or 17%, over 2005. Salaries and employee benefits increased 12% for 2007 over 2006, compared to 17% for 2006 over 2005. Occupancy and equipment costs increased 12% for 2007 over 2006, compared to 19% for 2006 over 2005. The increase in expenses was primarily attributable to the addition of two branch locations during the second and third quarters of 2006. During 2006, the Bank constructed and opened two new financial centers in Frederick County, the Sherando Financial Center, located in Stephens City, and the Winchester West Financial Center, located near Winchester. The growth rate of noninterest expense is expected to decrease slightly in future periods. Although the Company is focused on leveraging existing branch capacity and does not plan to expand the branch network in the near term, an operations center is under construction and is scheduled to be placed in service during the second quarter of 2008. The new operations center will support future growth and facilitate long-term operational efficiencies.

Income Taxes

The Company has adopted FASB Statement No. 109, “Accounting for Income Taxes.” For a more detailed discussion of the Company’s tax calculation, see Note 9 to the consolidated financial statements, included in Item 8 of this Form 10-K.

Financial Condition

General

Total assets increased 3% to $541.6 million at December 31, 2007 from $527.9 million at December 31, 2006. Loans, net of the allowance for loan losses, increased 5% or $22.2 million to $445.4 million at December 31, 2007 from $423.2 million at December 31, 2006. Deposits increased 2% or $10.1 million to $445.1 million at December 31, 2007 from $435.0 million at December 31, 2006. Deposit growth and loan demand have recently slowed due to general and local economic conditions. The Company is planning for similar balance sheet growth in 2008 that was experienced during 2007.

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

	Loan Portfolio (in thousands)
	At December 31,
	2007	2006	2005	2004	2003
Commercial, financial, and agricultural	$55,172	$53,004	$42,942	$37,508	$31,745
Real estate construction	73,478	60,913	49,748	42,538	23,586
Real estate - mortgage:
Residential (1-4 family)	106,378	112,323	99,442	94,960	71,657
Secured by farmland	1,789	2,507	2,195	2,298	2,602
Other real estate loans	192,616	168,754	148,805	111,506	85,509
Consumer	18,778	24,655	29,640	31,413	32,116
All other loans	1,376	4,973	5,078	2,851	923

Total loans	$449,587	$427,129	$377,850	$323,074	$248,138
Less: allowance for loan losses	4,207	3,978	3,528	2,877	2,547

Loans, net of unearned income and allowance for loan losses	$445,380	$423,151	$374,322	$320,197	$245,591

As shown in the table above, other real estate loans, which include commercial loans secured by real estate, represented the largest growth in the loan portfolio of $23.9 million, followed by real estate construction growth of $12.6 million. Residential real estate loans and consumer loans each decreased $5.9 million. These changes are reflective of the Bank’s growth efforts and the loan demand in the market during the year.

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $374.3 million, or 84% of loans, net of the allowance for loan losses, and $344.5 million, or 81% of loans, net of the allowance for loan losses, at December 31, 2007 and 2006, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations could be impacted by local economic conditions. Construction loans totaled $73.5 million and $60.9 million, or 17% and 14% of loans, net of the allowance for loan losses, at December 31, 2007 and 2006, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $43.4 million at December 31, 2007, representing 115% of total shareholders’ equity and 10% of loans, net of the allowance for loan losses. At December 31, 2006, this concentration totaled $28.9 million, representing 89% of total shareholders’ equity and 7% of loans, net of the allowance for loan losses. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this identified risk during the years ending December 31, 2007, 2006 and 2005.

There was no category of loans that exceeded 10% of outstanding loans at December 31, 2007 that were not disclosed in the above table. The following table sets forth the maturities of the loan portfolio at December 31, 2007:

	Remaining Maturities of Selected Loans (in thousands)
	At December 31, 2007
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial, financial, and agricultural	$36,099	$17,321	$1,752	$55,172
Real estate construction	52,064	21,369	45	73,478
Real estate - mortgage:
Residential (1-4 family)	21,009	39,787	45,582	106,378
Secured by farmland	1,020	497	272	1,789
Other real estate loans	42,495	136,253	13,868	192,616
Consumer	1,734	15,702	1,342	18,778
All other loans	717	492	167	1,376

Total loans	$155,138	$231,421	$63,028	$449,587

For maturities over one year:
Fixed rates	$235,217
Variable rates	59,232

	$294,449

Asset Quality

Management classifies as nonperforming assets both loans on which payment has been delinquent 90 days or more and for which there is a risk of loss to either principal or interest, and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $377 thousand in foreclosed real estate at December 31, 2007 and no foreclosed real estate at December 31, 2006.

Nonperforming assets were $2.3 million and $721 thousand at December 31, 2007 and 2006, representing 0.50% and 0.17% of loans, respectively. Net charge-offs were $169 thousand for 2007, compared to net recoveries of $72 thousand in 2006 and net charge-offs of $187 thousand in 2005. The provision for loan losses was $398 thousand and $378 thousand for the years ended December 31, 2007 and 2006, respectively. The allowance for loan losses increased to 0.94% of total loans at December 31, 2007, up from 0.93% of total loans at December 31, 2006. Nonperforming assets could increase due to other potential problem loans identified by management totaling $10.6 million at December 31, 2007. Potential problem loans at December 31, 2006 totaled $3.5 million. The increase in potential problem loans during 2007 was attributable to an increase in classified loans related to two large commercial real estate relationships.

Certain risks, including the borrower’s ability to pay and the collateral value securing the loan, have been identified that may result in these potential problem loans not being repaid in accordance with their terms. However, these loans are currently performing and $10.3 million of the identified loans are considered well-secured.

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $4.2 million and $4.0 million at December 31, 2007 and 2006, representing 0.94% and 0.93% of total loans, respectively.

Impaired loans of $3.3 million and $49 thousand at December 31, 2007 and 2006 have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $12 thousand and $25 thousand at December 31, 2007 and 2006. The average recorded investment in impaired loans during 2007 and 2006 was $952 thousand and $59 thousand, respectively.

Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 amounted to $78 thousand, $161 thousand and $153 thousand at December 31, 2007, 2006 and 2005, respectively. If interest on these loans had been accrued, such income would have approximated $6 thousand, $22 thousand and $19 thousand for 2007, 2006 and 2005, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed below.

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover losses inherent within the loan portfolio. For each period presented, the provision for loan losses charged to expense was based on management’s judgment after taking into consideration all factors connected with the collectability of the existing portfolio. Management considers loss experience over a three-year period, economic conditions, asset quality, collateral value and other relevant factors when evaluating the loan portfolio. There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers. For further discussion regarding the allowance for loan losses, see “Critical Accounting Policies” above. The following table shows a detail of loans charged-off, recovered and the changes in the allowance for loan losses.

	Allowance for Loan Losses (in thousands)
	At December 31,
	2007	2006	2005	2004	2003
Balance, beginning of period	$3,978	$3,528	$2,877	$2,547	$2,162
Loans charged-off:
Commercial, financial and agricultural	44	12	40	65	98
Real estate-construction	—	—	—	—	—
Real estate-mortgage	—	—	—	—	—
Residential (1-4 family)	—	—	—	30	—
Non-farm, non-residential	—	—	—	—	—
Secured by farmland	—	—	—	—	—
Consumer	338	236	381	474	272
All other loans	—	—	—	—	—

Total loans charged off	$382	$248	$421	$569	$370

Recoveries:
Commercial, financial and agricultural	$—	$—	$—	$—	$—
Real estate-construction	—	—	—	—	—
Real estate-mortgage	—	—	—	—	—
Residential (1-4 family)	—	—	8	—	—
Non-farm, non-residential	—	—	—	—	—
Secured by farmland	—	—	—	—	—
Consumer	213	320	226	89	50
All other loans	—	—	—	—	—

Total recoveries	$213	$320	$234	$89	$50

Net charge-offs (recoveries)	$169	$(72)	$187	$480	$320
Provision for loan losses	398	378	838	810	705

Balance, end of period	$4,207	$3,978	$3,528	$2,877	$2,547

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans.

	Allocation of Allowance for Loan Losses (dollars in thousands)
	At December 31,
	2007		2006		2005		2004		2003
		Percent of Loans to Total Loans		Percent of Loans to Total Loans		Percent of Loans to Total Loans		Percent of Loans to Total Loans		Percent of Loans to Total Loans
Commercial, financial and agricultural	$743	17.66%	$718	18.05%	$566	11.40%	$524	11.61%	$460	12.79%
Real estate-construction	568	13.50%	489	12.29%	408	13.17%	347	13.16%	229	9.50%
Real estate- mortgage	2,524	60.00%	2,235	56.19%	1,956	66.28%	1,582	64.62%	1,214	64.40%
Consumer	349	8.29%	448	11.26%	512	7.84%	395	9.72%	626	12.94%
All other	23	0.55%	88	2.21%	86	1.31%	29	0.89%	18	0.37%

	$4,207	100.00%	$3,978	100.00%	$3,528	100.00%	$2,877	100.00%	$2,547	100.00%

The following table provides information on the Bank’s nonperforming assets at the dates indicated.

	Nonperforming Assets (dollars in thousands)
	At December 31,
	2007	2006	2005	2004	2003
Nonaccrual loans	$382	$210	$202	$307	$171
Restructured loans	—	—	—	—	—
Foreclosed property	377	—	—	270	—
Loans past due 90 days accruing interest	1,507	511	487	76	463

Total nonperforming assets	$2,266	$721	$689	$653	$634

Allowance for loan losses to period end loans	0.94%	0.93%	0.93%	0.89%	1.03%
Nonperforming assets to period end loans	0.50%	0.17%	0.18%	0.20%	0.26%
Net charge-offs (recoveries) to average loans	0.04%	(0.02)%	0.05%	0.17%	0.14%

Securities

Securities at December 31, 2007 were $57.5 million, a decrease of $2.8 million, or 5%, from $60.3 million at the end of 2006. The Company plans to maintain its current level of securities in relation to total assets in order to maintain minimum liquidity ratios that are required by Company policy. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of December 31, 2007, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios.

The following table summarizes the fair value of the Company’s securities portfolio on the dates indicated.

	Securities Portfolio (in thousands)
	At December 31,
	2007	2006	2005
Securities, available for sale
U.S. agency and mortgage-backed securities	$40,457	$46,429	$57,591
Obligations of state and political subdivisions	13,423	10,366	9,875
Other securities	3,623	3,545	3,612

Total securities	$57,503	$60,340	$71,078

The following table shows the maturities of available for sale debt and equity securities at amortized cost and market value at December 31, 2007 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 34% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities available for sale, see Note 2 to the consolidated financial statements, included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis (dollars in thousands)
	At December 31, 2007
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Available for sale securities:
U.S. agency and mortgage-backed securities
Amortized cost	$—	$4,404	$8,504	$27,440	$40,348
Market value	$—	$4,468	$8,550	$27,439	$40,457
Weighted average yield	0.00%	5.25%	4.80%	5.21%

Obligations of state and political subdivisions
Amortized cost	$—	$2,113	$3,704	$7,517	$13,334
Market value	$—	$2,132	$3,744	$7,547	$13,423
Weighted average yield (1)	0.00%	6.40%	6.35%	5.81%

Other securities
Amortized cost	$—	$—	$—	$3,399	$3,399
Market value	$—	$—	$—	$3,623	$3,623
Weighted average yield	0.00%	0.00%	0.00%	5.89%

Total portfolio
Amortized cost	$—	$6,517	$12,208	$38,356	$57,081
Market value	$—	$6,600	$12,294	$38,609	$57,503
Weighted average yield (1)	0.00%	5.62%	5.27%	5.39%

(1)	Yields on tax-exempt securities have been calculated on a tax-equivalent basis.

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

Deposits

Deposits at December 31, 2007 were $445.1 million, an increase of $10.1 million, or 2%, from $435.0 million at December 31, 2006, providing the majority of funding needed to support asset growth during the year ended December 31, 2007. Non-interest bearing demand deposits decreased $4.9 million, or 6%, to $78.5 million for 2007 compared to $83.4 million for 2006. Savings and interest-bearing demand deposits increased $10.3 million, or 6%, to $177.7 million compared to $167.4 million for 2006. Time deposits increased $4.8 million, or 3%, during 2007 to $189.0 million compared to $184.2 million for 2006. Although the Company plans to fund future asset growth with deposits, increasing competition could make this challenging. Based on FDIC data, deposit growth in the Company’s market was 4% in 2007 compared to 10% in 2006.

The following tables include a summary of average deposits and average rates paid and maturities of CD’s greater than $100,000.

	Average Deposits and Rates Paid (dollars in thousands)
	Year Ended December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$78,947	—	$81,160	—	$77,819	—

Interest-bearing deposits:
Interest checking	$56,823	2.84%	$53,806	2.53%	$63,108	1.88%
Money market	6,674	1.30%	11,144	1.77%	13,688	1.31%
Savings	112,702	3.72%	79,613	3.33%	66,138	2.09%
Time deposits:
Less than $100,000	96,361	4.50%	90,618	4.00%	75,912	3.21%
Greater than $100,000	78,666	4.86%	83,334	4.57%	53,986	3.54%

Total interest-bearing deposits	$351,226	4.00%	$318,515	3.65%	$272,832	2.60%

Total deposits	$430,173		$399,675		$350,651

	Maturities of CD’s Greater than $100,000 (in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2007	$27,640	$20,072	$16,979	$12,860	$77,551

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

At December 31, 2007, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year were $167.7 million. At the end of 2007, approximately 46% or $207.4 million of the loan portfolio would mature or reprice within a one-year period. At December 31, 2007, non-deposit sources of available funds totaled $80.8 million, which included $62.7 million available from the Federal Home Loan Bank (FHLB). During 2007, other borrowing activity included repayment of an adjustable rate credit (ARC) advance in the amount of $30.0 million, repayment of a fixed rate credit (FRC) advance in the amount of $5.0 million and three new FRC advances totaling $30.0 million. The Bank also borrowed and repaid daily rate credit (DRC) advances during 2007 as an alternative to purchasing federal funds.

Company Obligated Mandatorily Redeemable Capital Securities

See Note 8 to the consolidated financial statements, included in Item 8 of this Form 10-K, for discussion of company obligated mandatorily redeemable capital securities.

Contractual Obligations

The impact that contractual obligations as of December 31, 2007 are expected to have on liquidity and cash flow in future periods is as follows:

	Contractual Obligations (in thousands)
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long-term debt	$40,564	$20,127	$20,282	$79	$76
Operating leases	151	47	39	29	36

Total	$40,715	$20,174	$20,321	$108	$112

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

At December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(in thousands)
	2007	2006
Commitments to extend credit and unfunded commitments under lines of credit	$70,233	$68,712
Stand-by letters of credit	7,150	6,959
Rate lock commitments	673	2,240

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

At December 31, 2007, the Bank had entered into locked-rate commitments to originate mortgage loans amounting to $673 thousand and had loans held for sale of $270 thousand. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. Under present regulations, trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. The Company had a ratio of risk-weighted assets to total capital of 11.80% at December 31, 2007 and a ratio of risk-weighted assets to Tier 1 capital of 10.89%. Both of these exceed both the minimum capital requirement and the minimum to be well capitalized under prompt corrective action provisions adopted by the federal regulatory agencies.

The following table summarizes the Company’s Tier 1 capital, Tier 2 capital, risk-weighted assets and capital ratios at December 31, 2007, 2006 and 2005.

	Analysis of Capital (dollars in thousands)
	At December 31,
	2007	2006	2005
Tier 1 capital:
Common stock	$3,653	$3,653	$3,653
Surplus	1,453	1,465	1,465
Retained earnings	33,311	29,104	24,735
Trust preferred securities	12,372	11,628	8,000
Intangible assets	(74)	(81)	(87)

Total Tier 1 Capital	$50,715	$45,769	$37,766
Tier 2 capital:
Allowance for loan losses	4,207	3,978	3,528

Total Risk-Based Capital	$54,922	$49,747	$41,294

Risk-weighted assets	$465,629	$438,763	$389,999
Capital ratios:
Tier 1 Risk-Based Capital Ratio	10.89%	10.43%	9.68%
Total Risk-Based Capital Ratio	11.80%	11.34%	10.59%
Tier 1 Capital to Average Assets	9.53%	8.76%	8.20%

Repurchase of Common Stock and Stock Splits

On March 16, 2005, the Board of Directors of the Company declared a two-for-one stock split of the Company’s common stock, including authorized and unissued shares. The stock split was payable on April 29, 2005 to shareholders of record as of March 30, 2005. As a result of the stock split, the Company had 8,000,000 shares of common stock authorized, at a par value of $1.25 per share, and 2,924,124 shares outstanding at April 29, 2005. Subsequent to the stock split, the Company purchased and retired 1,264 shares of its common stock, resulting in 2,922,860 shares outstanding at December 31, 2007.

Prior period financial information has been restated to reflect the stock split.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements, included in Item 8 of this Form 10-K, for discussion of recent accounting pronouncements.

Quarterly Results

The table below lists the Company’s quarterly performance for the years ended December 31, 2007, 2006 and 2005.

	2007 (in thousands, except per share data)
	First	Second	Third	Fourth	Total
Interest and dividend income	$8,689	$8,799	$9,081	$8,932	$35,501
Interest expense	4,367	4,368	4,420	4,246	17,401

Net interest income	4,322	4,431	4,661	4,686	18,100
Provision for loan losses	—	67	—	331	398

Net interest income after provision for loan losses	4,322	4,364	4,661	4,355	17,702
Noninterest income	1,290	1,440	1,495	1,847	6,072
Noninterest expense	3,539	3,911	3,830	4,006	15,286

Income before income taxes	2,073	1,893	2,326	2,196	8,488
Income tax expense	670	613	755	703	2,741

Net income	1,403	1,280	1,571	1,493	5,747

Net income per share, basic and diluted	$0.48	$0.44	$0.54	$0.52	$1.98

	2006 (in thousands, except per share data)
	First	Second	Third	Fourth	Total
Interest and dividend income	$7,478	$8,114	$8,536	$8,819	$32,947
Interest expense	3,119	3,651	4,172	4,450	15,392

Net interest income	4,359	4,463	4,364	4,369	17,555
Provision for loan losses	85	84	109	100	378

Net interest income after provision for loan losses	4,274	4,379	4,255	4,269	17,177
Noninterest income	1,222	1,287	1,276	1,385	5,170
Noninterest expense	3,257	3,477	3,473	3,576	13,783

Income before income taxes	2,239	2,189	2,058	2,078	8,564
Income tax expense	727	709	678	652	2,766

Net income	1,512	1,480	1,380	1,426	5,798

Net income per share, basic and diluted	$0.52	$0.50	$0.47	$0.50	$1.99

	2005 (in thousands, except per share data)
	First	Second	Third	Fourth	Total
Interest income	$5,787	$6,273	$6,836	$7,117	$26,013
Interest expense	2,148	2,330	2,552	2,756	9,786

Net interest income	$3,639	$3,943	$4,284	$4,361	$16,227
Provision for loan losses	245	166	169	258	838

Net interest income after provision for loan losses	3,394	3,777	$4,115	$4,103	15,389
Noninterest income	899	1,121	1,267	1,084	4,371
Noninterest expense	2,858	2,880	2,994	3,102	11,834

Income before income taxes	$1,435	$2,018	$2,388	$2,085	$7,926
Income tax expense	450	656	777	654	2,537

Net income	$985	$1,362	$1,611	$1,431	$5,389

Net income per share, basic and diluted	$0.34	$0.46	$0.55	$0.49	$1.84

Item 8.	Financial Statements and Supplementary Data

To the Shareholders	March 12, 2008
First National Corporation
Strasburg, Virginia

MANAGEMENT’S REPORT REGARDING THE EFFECTIVENESS OF INTERNAL CONTROLS

OVER FINANCIAL REPORTING

The management of First National Corporation (the Corporation) is responsible for the preparation, integrity and fair presentation of the financial statements included in the annual report as of December 31, 2007. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining an effective internal control structure over financial reporting. The Corporation’s internal control over financial reporting includes those policies and procedures that pertain to the Corporation’s ability to record, process, summarize and report reliable financial data. The internal control system contains monitoring mechanisms, and appropriate actions are taken to correct identified deficiencies. Management believes that internal controls over financial reporting, which are subject to scrutiny by management and the Corporation’s internal auditors, support the integrity and reliability of the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time.

In order to insure that the Corporation’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained effective internal controls over financial reporting as of December 31, 2007. Management’s assessment did not determine any material weakness within the Corporation’s internal control structure. The Corporation’s annual report does not include an attestation report of the Corporation’s registered public accounting firm, Yount, Hyde & Barbour, P.C. (YHB), regarding internal control over financial reporting. Management’s report was not subject to attestation by YHB pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in its annual report.

The 2007 end of year financial statements have been audited by YHB, the Corporation’s independent accounting firm. Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from YHB accompanies the financial statements.

The Board of Directors of the Corporation, acting through its Audit and Compliance Committee (the Committee), is responsible for the oversight of the Corporation’s accounting policies, financial reporting and internal control. The Audit and Compliance Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit and Compliance Committee is responsible for the appointment and compensation of the independent auditors and approves decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent auditors, and the internal auditor to insure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Corporation in addition to reviewing the Corporation’s financial reports. The independent auditors and the internal auditor have full and unlimited access to the Audit and Compliance Committee, with or without the presence of the management of the Corporation, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit and Compliance Committee.

/s/ Harry S. Smith	/s/ M. Shane Bell
Harry S. Smith	M. Shane Bell
President	Executive Vice President
Chief Executive Officer	Chief Financial Officer

To the Shareholders and Board of Directors

First National Corporation

Strasburg, VA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of First National Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with U.S generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of First National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report Regarding the Effectiveness of Internal Controls over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia

March 12, 2008

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

December 31, 2007 and 2006

(in thousands, except share and per share data)

	2007	2006
Assets
Cash and due from banks	$10,680	$10,368
Interest-bearing deposits in banks	2,229	1,759
Federal funds sold	—	8,430
Securities available for sale, at fair value	57,503	60,340
Loans held for sale	270	105
Loans, net of allowance for loan losses, 2007, $4,207 2006, $3,978	445,380	423,151
Premises and equipment, net	19,405	17,603
Interest receivable	2,227	2,038
Other assets	3,871	4,150

Total assets	$541,565	$527,944

Liabilities & Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand deposits	$78,474	$83,386
Savings and interest-bearing demand deposits	177,676	167,419
Time deposits	188,992	184,239

Total deposits	$445,142	$435,044
Federal funds purchased	3,409	—
Other borrowings	40,564	45,750
Company obligated mandatorily redeemable capital securities	12,372	12,372
Accrued interest and other liabilities	2,219	2,223
Commitments and contingencies	—	—

Total liabilities	$503,706	$495,389

Shareholders’ Equity
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2,922,860 shares	$3,653	$3,653
Surplus	1,453	1,465
Retained earnings	33,311	29,104
Unearned ESOP shares	(379)	(546)
Accumulated other comprehensive loss, net	(179)	(1,121)

Total shareholders’ equity	$37,859	$32,555

Total liabilities and shareholders’ equity	$541,565	$527,944

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three Years ended December 31, 2007

(in thousands, except per share data)

	2007	2006	2005
Interest and Dividend Income
Interest and fees on loans	$32,538	$29,678	$23,284
Interest on federal funds sold	29	45	19
Interest on deposits in banks	103	111	78
Interest and dividends on securities available for sale:
Taxable interest	2,159	2,466	2,079
Tax-exempt interest	472	423	409
Dividends	200	224	144

Total interest and dividend income	$35,501	$32,947	$26,013

Interest Expense
Interest on deposits	$14,049	$11,638	$7,091
Interest on federal funds purchased	170	246	152
Interest on company obligated mandatorily redeemable capital securities	956	764	495
Interest on other borrowings	2,226	2,744	2,048

Total interest expense	$17,401	$15,392	$9,786

Net interest income	$18,100	$17,555	$16,227
Provision for loan losses	398	378	838

Net interest income after provision for loan losses	$17,702	$17,177	$15,389

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Three years ended December 31, 2007

(in thousands, except per share data)

	2007	2006	2005
Noninterest Income
Service charges on deposit accounts	$2,992	$2,730	$2,610
ATM and check card fees	992	808	607
Trust and investment advisory fees	1,188	918	510
Fees for other customer services	317	296	326
Net gains (losses) on sale of securities available for sale	(103)	3	(140)
Net gains (losses) on sale of premises and equipment	363	—	(10)
Gain on sale of foreclosed real estate	—	—	19
Net gains on sale of loans	284	207	302
Other operating income	39	208	147

Total noninterest income	$6,072	$5,170	$4,371

Noninterest Expense
Salaries and employee benefits	$8,365	$7,451	$6,375
Occupancy	952	805	721
Equipment	1,277	1,194	962
Marketing	541	598	444
Stationery and supplies	515	473	405
Legal and professional fees	628	609	385
ATM and check card fees	532	405	322
Other operating expense	2,476	2,248	2,220

Total noninterest expense	$15,286	$13,783	$11,834

Income before income taxes	$8,488	$8,564	$7,926
Provision for income taxes	2,741	2,766	2,537

Net income	$5,747	$5,798	$5,389

Earnings per common share, basic and diluted	$1.98	$1.99	$1.84

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three years ended December 31, 2007

(in thousands)

	2007	2006	2005
Cash Flows from Operating Activities
Net income	$5,747	$5,798	$5,389
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,127	1,013	798
Origination of loans held for sale	(17,833)	(14,908)	(19,998)
Proceeds from sale of loans held for sale	17,952	15,010	20,490
Net gains on sales of loans	(284)	(207)	(302)
Provision for loan losses	398	378	838
Net (gains) losses on sale of securities available for sale	103	(3)	140
Net (gains) losses on sale of premises and equipment	(363)	—	10
Gain on sale of foreclosed real estate	—	—	(19)
Accretion of security discounts	(36)	(44)	(22)
Amortization of security premiums	88	152	234
Compensation expense for ESOP shares allocated	167	24	—
Deferred income tax expense (benefit)	(261)	41	(238)
Changes in assets and liabilities:
Increase in interest receivable	(189)	(367)	(337)
(Increase) decrease in other assets	526	(1,047)	446
Increase (decrease) in accrued expenses and other liabilities	496	429	(575)

Net cash provided by operating activities	$7,638	$6,269	$6,854

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$11,728	$4,392	$13,760
Proceeds from maturities, calls, and principal payments of securities available for sale	13,048	11,732	10,757
Purchases of securities available for sale	(21,261)	(5,201)	(33,726)
Increase (decrease) in federal funds sold	8,430	(8,430)	—
Purchase of premises and equipment	(3,367)	(4,697)	(2,554)
Proceeds from sale of premises and equipment	801	—	2
Net increase in loans	(23,004)	(49,208)	(54,962)
Proceeds from sale of foreclosed real estate	—	—	289

Net cash used in investing activities	$(13,625)	$(51,412)	$(66,434)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three years ended December 31, 2007

(in thousands)

	2007	2006	2005
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$5,345	$23,139	$22,903
Net increase in time deposits	4,753	34,248	33,809
Proceeds from other borrowings	107,800	188,170	84,000
Principal payments on other borrowings	(112,986)	(192,642)	(79,017)
Proceeds from issuance of company obligated mandatorily redeemable capital securities	—	4,124	—
Cash dividends paid	(1,540)	(1,429)	(1,315)
Acquisition of common stock	—	—	(28)
Shares issued to leveraged ESOP	(12)	(570)	—
Increase (decrease) in federal funds purchased	3,409	(8,217)	1,904

Net cash provided by financing activities	$6,769	$46,823	$62,256

Increase in cash and cash equivalents	$782	$1,680	$2,676
Cash and cash equivalents, beginning of year	12,127	10,447	7,771

Cash and cash equivalents, end of year	$12,909	$12,127	$10,447

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$17,323	$15,040	$9,591

Income taxes	$2,227	$3,159	$2,805

Supplemental Disclosures of Noncash Transactions
Unrealized gains (losses) on securities available for sale	$833	$289	$(1,145)

Transfer from loans to other real estate	$377	$—	$—

Change in pension liability	$(594)	$1,287	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three years ended December 31, 2007

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2004	$3,655	$1,465	$20,687	$—	$293		$26,100
Comprehensive income:
Net income	—	—	5,389	—	—	$5,389	5,389
Other comprehensive loss, net of tax Unrealized holding losses arising during the period (net of tax, $437)	—	—	—	—	—	(848)	—
Reclassification adjustment (net of tax, $47)	—	—	—	—	—	93	—

Other comprehensive loss (net of tax, $390)	—	—	—	—	(755)	(755)	(755)

Total comprehensive income						$4,634

Cash dividends ($0.45 per share)	—	—	(1,315)	—	—		(1,315)
Acquisition of 1,264 shares of common stock	(2)	—	(26)	—	—		(28)

Balance, December 31, 2005	$3,653	$1,465	$24,735	$—	$(462)		$29,391
Comprehensive income:
Net income	—	—	5,798	—	—	$5,798	5,798
Other comprehensive income, net of tax
Unrealized holding gains arising during the period (net of tax, $99)	—	—	—	—	—	193	—
Reclassification adjustment (net of tax, $1)	—	—	—	—		(2)	—

Other comprehensive income (net of tax, $98)	—	—	—	—	191	$191	191

Total comprehensive income						$5,989

Adjustment to initially apply FASB Statement No. 158 (net of tax, $437)	—	—	—	—	(850)		(850)
Shares issued to leveraged ESOP	—	—	—	(570)	—		(570)
Shares acquired by leveraged ESOP	—	—	—	24	—		24
Cash dividends ($0.49 per share)	—	—	(1,429)	—	—		(1,429)

Balance, December 31, 2006	$3,653	$1,465	$29,104	$(546)	$(1,121)		$32,555
Comprehensive income:
Net income	—	—	5,747	—	—	$5,747	5,747
Other comprehensive income, net of tax
Unrealized holding gains arising during the period (net of tax, $248)	—	—	—	—	—	482	—
Reclassification adjustment (net of tax, $35)	—	—	—	—		68	—
Pension liability adjustment (net of tax, $202)	—	—	—	—	—	392	—

Other comprehensive income (net of tax, $485)	—	—	—	—	942	$942	942

Total comprehensive income						$6,689

Shares acquired by leveraged ESOP	—	(12)	—	167	—		155
Cash dividends ($0.53 per share)	—	—	(1,540)	—	—		(1,540)

Balance, December 31, 2007	$3,653	$1,453	$33,311	$(379)	$(179)		$37,859

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the northern Shenandoah Valley region of Virginia. Note 3 discusses the types of lending that the Company engages in. The Company has identified a concentration of credit risk in the hotel industry and mortgage loans on real estate. See Note 3 for further information on this concentration of credit risk. The Company does not have a significant concentration to any one customer.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company has defined cash equivalents as those amounts included in the balance sheet captions “Cash and due from banks” and “interest-bearing deposits in banks.”

Securities

Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. At December 31, 2007 and 2006, all of the Company’s securities were classified as available for sale.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At December 31, 2007, there were no other than temporary declines in fair value. Gains and losses on the sale of securities are recorded on the settlement date and are determined using the specific identification method.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued and credited to income based on the unpaid principal balance. Loan origination fees, net of certain origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on three basic principles of accounting: (1) Statement of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable, (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (3) U.S. Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 102 “Selected Loan Loss Allowance Methodology and Documentation Issues,” which requires adequate documentation to support the allowance for loan losses estimate. For further information about the Company’s loans and the allowance for loan losses, see Notes 3 and 4.

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

The specific allowance is used to individually allocate an allowance for larger balance, commercial, non-homogeneous loans. The specific allowance uses various techniques to arrive at an estimate of loss. First, analysis of the borrower’s overall financial condition, resources and payment record; the prospects for support from financial guarantors; and the fair market value of collateral, net of selling costs, are used to estimate the probability and severity of inherent losses. Second, historical default rates and loss severities, internal risk ratings, industry and market conditions and trends, and other environmental factors are considered. The use of these values is inherently subjective and actual losses could differ from the estimates.

The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans including residential mortgage loans, installment loans, other consumer loans and outstanding loan commitments. This formula is also used for the remaining pool of larger balance, non-homogeneous loans, which were not allocated a specific allowance upon impairment review. The general allowance begins with estimates of probable losses inherent in the loan portfolio. This includes, but is not limited to, analysis of loss experience over a three-year period, economic conditions, asset quality and collateral value. The general allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent information, it could differ from the loss incurred in the future.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. The Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The Company had $377 thousand in foreclosed real estate at December 31, 2007 and none at December 31, 2006.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Trust and Asset Management Department

Securities and other property held by the Trust and Asset Management Department in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Earnings per share for prior periods has been restated to give retroactive effect of the Company’s two-for-one stock split declared March 16, 2005. The stock split was payable on April 29, 2005 to shareholders of record as of March 30, 2005. Shares not committed to be released under the Company’s leveraged Employee Stock Ownership Plan (ESOP) are not considered to be outstanding. See Note 11 for further information on the Company’s ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per share were 2,906,431, 2,916,958 and 2,923,404 at December 31, 2007, 2006 and 2005, respectively.

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense incurred for 2007, 2006 and 2005 was $344 thousand, $339 thousand and $290 thousand, respectively.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of SFAS 158 were implemented by the Company as of December 31, 2006. The Company does not expect the implementation of the measurement date provisions of SFAS 158 to have a material impact on its consolidated financial statements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The Company is evaluating the effect that EITF 06-4 will have on its consolidated financial statements when implemented.

In November 2006, the EITF issued “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. The Company does not expect the implementation of EITF 06-10 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued FSP No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.” This FSP provides conforming amendments to the illustrations in SFAS 87, 88, and 106 and to related staff implementation guides as a result of the issuance of SFAS 158. The conforming amendments made by this FSP are effective as of the effective dates of SFAS 158. The unaffected guidance that this FSP codifies into SFAS 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The Company does not expect the implementation of FSP No. FAS 158-1 to have a material impact on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the implementation of SAB 109 to have a material impact on its consolidated financial statements.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks which have no readily determinable market value. Amortized costs and fair values of securities available for sale at December 31, 2007 and 2006, were as follows:

	2007
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$40,348	$277	$(168)	$40,457
Obligations of states and political subdivisions	13,334	125	(36)	13,423
Corporate equity securities	13	224	—	237
Restricted securities	3,386	—	—	3,386

	$57,081	$626	$(204)	$57,503

	2006
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$47,076	$6	$(653)	$46,429
Obligations of states and political subdivisions	10,273	123	(30)	10,366
Corporate equity securities	10	143	—	153
Restricted securities	3,392	—	—	3,392

	$60,751	$272	$(683)	$60,340

At December 31, 2007 and 2006, investments in an unrealized loss position that are temporarily impaired were as follows:

	2007
	(in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$—	$—	$12,206	$(168)	$12,206	$(168)
Obligations of states and political subdivisions	1,575	(21)	1,544	(15)	3,119	(36)

	$1,575	$(21)	$13,750	$(183)	$15,325	$(204)

	2006
	(in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$15,340	$(48)	$29,488	$(605)	$44,828	$(653)
Obligations of states and political subdivisions	1,142	(5)	1,618	(25)	2,760	(30)

	$16,482	$(53)	$31,106	$(630)	$47,588	$(683)

The tables above provide information about securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. All of the securities with unrealized losses are considered temporarily impaired and are a result of interest rate factors. These securities have not suffered credit deterioration and the Company has the ability to hold these issues until maturity. At December 31, 2007, there were twelve agency and mortgage-backed securities and nine obligations of state and political subdivisions in an unrealized loss position. Ninety-seven percent of the Company’s investment portfolio had AAA credit ratings with a weighted-average repricing term of 4.0 years at December 31, 2007.

The amortized cost and fair value of securities available for sale at December 31, 2007 by contractual maturity are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities and restricted securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

	(in thousands)
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	6,517	6,600
Due after five years through ten years	12,208	12,294
Due after ten years	34,957	34,986
Corporate equity securities	13	237
Restricted securities	3,386	3,386

	$57,081	$57,503

Proceeds from sales of securities available for sale during 2007, 2006 and 2005 were $11.7 million, $4.4 million and $13.8 million, respectively. Gross gains of $4 thousand and $3 thousand were realized on those sales during 2007 and 2006, respectively. Gross losses of $107 thousand and $140 thousand were realized on those sales during 2007 and 2005, respectively.

Securities having a book value of $47.3 million and $52.6 million at December 31, 2007 and 2006 were pledged to secure public deposits and for other purposes required by law.

Note 3. Loans

Loans at December 31, 2007 and 2006 are summarized as follows:

	(in thousands)
	2007	2006
Mortgage loans on real estate:
Construction	$73,478	$60,913
Secured by farm land	1,789	2,507
Secured by 1-4 family residential	106,378	112,323
Other real estate loans	192,616	168,754
Loans to farmers (except those secured by real estate)	2,144	2,150
Commercial and industrial loans (except those secured by real estate)	53,028	50,854
Consumer loans	18,363	24,423
Deposit overdrafts	415	232
All other loans	1,376	4,973

Total loans	$449,587	$427,129
Allowance for loan losses	4,207	3,978

Loans, net	$445,380	$423,151

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $374.3 million, or 84.0% of loans, net of the allowance for loan losses, and $344.5 million, or 81.4% of loans, net of the allowance for loan losses, at December 31, 2007 and 2006, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is dependent upon local economic conditions. Construction loans totaled $73.5 million and $60.9 million, or 16.5% and 14.4% of loans, net of the allowance for loan losses, at December 31, 2007 and 2006, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $43.4 million at December 31, 2007, representing 114.7% of total equity and 9.7% of loans, net of the allowance for loan losses. At December 31, 2006, this concentration totaled $28.9 million representing 88.6% of total equity and 6.8% of loans, net of the allowance for loan losses. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this identified risk during the years ended December 31, 2007, 2006 and 2005.

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 were as follows:

	(in thousands)
	2007	2006	2005
Balance at beginning of year	$3,978	$3,528	$2,877
Provision charged to operating expense	398	378	838
Loan recoveries	213	320	234
Loan charge-offs	(382)	(248)	(421)

Balance at end of year	$4,207	$3,978	$3,528

Information about impaired loans as of and for the years ended December 31, 2007, 2006 and 2005 is as follows:

	(in thousands)
	2007	2006
Impaired loans for which an allowance has been provided	$120	$49
Impaired loans for which no allowance has been provided	3,229	—

Total impaired loans	$3,349	$49

Allowance provided for impaired loans included in the allowance for loan losses	$12	$25

Average balance in impaired loans	$952	$59

Nonaccrual loans excluded from impaired loan disclosure under SFAS 114 amounted to $78 thousand, $161 thousand and $153 thousand at December 31, 2007, 2006 and 2005, respectively. If interest on these loans had been accrued, such income would have approximated $6 thousand, $22 thousand and $19 thousand for 2007, 2006 and 2005, respectively. Loans past due greater than ninety days and still accruing interest at December 31, 2007, 2006 and 2005 totaled $1.5 million, $511 thousand and $487 thousand, respectively.

Note 5. Premises and Equipment

Premises and equipment are summarized as follows at December 31, 2007 and 2006:

	(in thousands)
	2007	2006
Land	$4,329	$4,001
Buildings and leasehold improvements	11,730	10,995
Furniture and equipment	8,121	7,444
Construction in process	2,398	1,236

	$26,578	$23,676
Less accumulated depreciation	7,173	6,073

	$19,405	$17,603

Depreciation expense included in operating expenses for 2007, 2006 and 2005 was $1.1 million, $1.0 million and $798 thousand, respectively.

Note 6. Deposits

The aggregate amount of time deposits, in denominations of $100 thousand or more, was $77.6 million and $85.7 million at December 31, 2007 and 2006, respectively. At December 31, 2007, the Bank had one deposit relationship that exceeded 5% of total deposits. This relationship is for a public depositor which required the Bank to pledge collateral.

At December 31, 2007, the scheduled maturities of time deposits were as follows:

(in thousands)
2008	$155,711
2009	14,147
2010	10,120
2011	4,907
2012	4,107

$188,992

Note 7. Other Borrowings

The Bank had unused lines of credit totaling $80.8 million and $76.6 million available with non-affiliated banks at December 31, 2007 and 2006, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta in which the Bank can borrow up to 19% of its assets.

At December 31, 2007 and 2006, the Bank had borrowings from the Federal Home Loan Bank system totaling $40.0 million and $45.0 million, respectively, which mature through March 29, 2010. The interest rate on these borrowings ranged from 4.88% to 5.52% and the weighted average rate was 5.25% at December 31, 2007. The Bank had collateral pledged on these borrowings at December 31, 2007 including real estate loans totaling $36.5 million and Federal Home Loan Bank stock with a book value of $2.8 million.

At December 31, 2007, the Bank had a $185 thousand note payable, secured by a deed of trust, for land purchased to construct a banking office, which requires monthly payments of $2 thousand, and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

At December 31, 2007, the Company had a $379 thousand unsecured note payable, which requires monthly payments of $11 thousand and matures September 12, 2011. The fixed interest rate on this loan is 7.35%.

The contractual maturities of other borrowings at December 31, 2007 were as follows:

(in thousands)
2008	$20,127
2009	10,136
2010	10,146
2011	56
2012	23
Later years	76

$40,564

Note 8. Company Obligated Mandatorily Redeemable Capital Securities

On March 11, 2003, First National (VA) Statutory Trust I (Trust I), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2007 was 8.01%. The securities have a mandatory redemption date of March 26, 2033, and are subject to varying call provisions beginning March 26, 2008. The principal asset of Trust I is $3.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. On January 28, 2008, the Company notified the Trustee of Trust I that they intended to redeem the securities in whole on March 26, 2008. The Company anticipates remaining well-capitalized on the redemption date and for the remainder of 2008.

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2007 was 7.59%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

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

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2007, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

Note 9. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the financial statements.

Net deferred tax assets consisted of the following components at December 31, 2007 and 2006:

	(in thousands)
	2007	2006
Deferred Tax Assets
Allowance for loan losses	$1,326	$1,219
Interest on nonaccrual loans	11	13
Securities available for sale	—	139
Unfunded pension liability	235	437
Accrued bonus	111	—
Other	6	—

	$1,689	$1,808

Deferred Tax Liabilities
Depreciation	585	549
Prepaid pension	208	254
Securities available for sale	144	—
Discount accretion	9	8
Loan origination costs, net	56	59
Other	50	77

	$1,052	$947

Net deferred tax assets	$637	$861

The provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	(in thousands)
	2007	2006	2005
Current tax expense	$3,002	$2,725	$2,775
Deferred tax expense (benefit)	(261)	41	(238)

	$2,741	$2,766	$2,537

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2007, 2006 and 2005, due to the following:

	(in thousands)
	2007	2006	2005
Computed tax expense at statutory federal rate	$2,886	$2,912	$2,695
Increase (decrease) in income taxes resulting from:
Tax-exempt interest and dividend income	(161)	(153)	(169)
Other	16	7	11

	$2,741	$2,766	$2,537

Note 10. Funds Restrictions and Reserve Balance

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. At December 31, 2007, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent Company, without prior regulatory approval, totaled $12.8 million.

The Bank must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2007 and 2006, the aggregate amounts of daily average required balances were approximately $2.1 million and $1.2 million, respectively.

Note 11. Benefit Plans

Pension Plan

The Bank has a noncontributory, defined benefit pension plan for all full-time employees over 21 years of age with at least one year of credited service. Benefits are generally based upon years of service and average compensation for the five highest-paid consecutive years of service. The Bank’s funding practice has been to make at least the minimum required annual contribution permitted by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The following table provides a reconciliation of the changes in the plan benefit obligation and the fair value of assets for the periods ended December 31, 2007 and 2006, computed as of October 1 of each respective year.

	(in thousands)
	2007	2006
Change in Benefit Obligation
Benefit obligation, beginning of year	$4,424	$4,172
Service cost	279	237
Interest cost	265	240
Actuarial (gain)	(414)	(142)
Benefits paid	(282)	(83)

Benefit obligation, end of year	$4,272	$4,424

Changes in Plan Assets
Fair value of plan assets, beginning of year	$3,886	$2,887
Actual return on plan assets	393	206
Employer contributions	195	876
Benefits paid	(282)	(83)

Fair value of assets, end of year	$4,192	$3,886

Funded Status, end of year	$(80)	$(538)

Amount Recognized in Other Liabilities	$(80)	$(538)

Amounts Recognized in Accumulated Other Comprehensive Income, net of tax
Net loss	$693	$1,290
Prior service cost	16	20
Net obligation at transition	(16)	(23)
Deferred income tax benefit	(235)	(437)

Amount recognized	$458	$850

Weighted Average Assumptions Used to Determine Benefit Obligation
Discount rate used for disclosure	6.25%	6.00%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%

	(in thousands)
	2007	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$279	$237	$195
Interest cost	265	240	221
Expected return on plan assets	(255)	(231)	(196)
Amortization of prior service cost	4	3	3
Amortization of net obligation at transition	(7)	(6)	(6)
Recognized net actuarial loss	42	52	51

Net periodic benefit cost	$329	$295	$268

Other Changes in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive Income
Net (gain) loss	$(597)	$1,290	N/A
Prior service cost	—	20	N/A
Amortization of prior service cost	(3)	—	N/A
Net obligation at transition	—	(23)	N/A
Amortization of net obligation at transition	6	—	N/A

Total recognized in accumulated other comprehensive income	$(594)	$1,287	N/A

Total Recognized in Net Periodic Benefit Cost and Accumulated Other Comprehensive Income	$(265)	$1,582	$268

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.00%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

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

The pension plan’s weighted-average asset allocations at the end of the plan year for 2007 and 2006, by asset category were as follows:

	2007	2006
Asset Category
Mutual funds - fixed income	34%	40%
Mutual funds - equity	61%	47%
Other	5%	13%

Total	100%	100%

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 40% fixed income and 60% equities. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance for the implementation of the plan’s investment strategy. The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

The Company made cash contributions of $195 thousand and $876 thousand for the 2007 and 2006 plan years, respectively, and expects to contribute $228 thousand for the 2008 plan year. The accumulated benefit obligation for the defined benefit pension plan was $2.3 million at December 31, 2007 and 2006.

Estimated future benefit payments, which reflect expected future service, as appropriate, were as follows at December 31, 2007:

(in thousands)
2008	$19
2009	26
2010	25
2011	25
2012	30
Years 2013-2017	385

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the plan. The Company makes matching contributions up to the first three percent of an employee’s compensation contributed to the Plan. The amount that the Company matches is contributed for the benefit of the respective employee to the employee stock ownership plan (ESOP). All employees who work at least one thousand hours per year and are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after three plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the Plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2007, 2006 and 2005, expense attributable to the Plan amounted to $164 thousand, $162 thousand and $98 thousand, respectively.

Employee Stock Ownership Plan

On January 1, 2000, the Company established an employee stock ownership plan. The ESOP provides an opportunity for the Company to award shares of First National Corporation stock to employees at its discretion. Employees are eligible to participate in the ESOP effective immediately upon beginning service with the Company. Participants become 100% vested after three years of credited service. In addition to the 401(k) matching contributions made by the Company to the ESOP, the Board of Directors may make discretionary contributions, within certain limitations prescribed by federal tax regulations.

The ESOP operates as a leveraged ESOP. The ESOP’s debt was incurred when the Company loaned the ESOP $570 thousand from the proceeds the Company received from its bank note payable. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees, based on the proportion of debt service paid in the year. The shares are deducted from shareholders’ equity as unearned ESOP shares in the accompanying balance sheets. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

There was no compensation expense for the ESOP for the years ended December 31, 2007 and 2005. Compensation expense for the ESOP was $3 thousand for the year ended December 31, 2006.

Shares of the Company held by the ESOP at December 31, 2007, 2006 and 2005, are as follows:

	2007	2006	2005
Allocated shares	31,536	25,730	24,654
Unreleased shares	14,093	20,309	—

Total ESOP shares	45,629	46,039	24,654

Fair value of unreleased shares (in thousands)	$317	$548	$—

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

At December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(in thousands)
	2007	2006
Commitments to extend credit and unfunded commitments under lines of credit	$70,233	$68,712
Stand-by letters of credit	7,150	6,959
Rate lock commitments	673	2,240

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

At December 31, 2007, the Bank had entered into locked-rate commitments to originate mortgage loans amounting to $673 thousand and had loans held for sale of $270 thousand. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2007 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $51 thousand.

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

At December 31, 2007 and 2006, these loans totaled $8.4 million and $10.9 million, respectively. During 2007, total principal additions were $5.4 million and total principal payments were $4.3 million.

Deposits from related parties held by the Bank at December 31, 2007 and 2006 amounted to $3.1 million and $3.0 million, respectively.

Note 15. Lease Commitments

The Company was obligated under noncancelable leases for banking premises. Total rental expense for operating leases for 2007, 2006 and 2005 was $74 thousand, $71 thousand and $76 thousand, respectively. Minimum rental commitments under noncancelable leases with terms in excess of one year as of December 31, 2007 were as follows:

(in thousands)
Operating Leases
2008	$47
2009	24
2010	15
2011	15
2012	15
2013 and thereafter	35

Total minimum payments	$151

Note 16. Dividend Reinvestment Plan

The Company has in effect a Dividend Reinvestment Plan (DRIP) which provides an automatic conversion of dividends into common stock for enrolled shareholders. Stock is purchased on the open market on each dividend payable date.

Shares of common stock can be issued by the Company or purchased in the open market for the additional shares required for the DRIP. The Company purchased 7,885, 6,471 and 6,051 shares on the open market for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2007 and 2006, fair value of loan commitments and standby letters of credit was immaterial.

The estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 were as follows:

	(in thousands)
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term investments	$12,909	$12,909	$12,127	$12,127
Federal funds sold	—	—	8,430	8,430
Securities	57,503	57,503	60,340	60,340
Loans, net	445,380	437,738	423,151	415,567
Loans held for sale	270	265	105	105
Accrued interest receivable	2,227	2,227	2,038	2,038

Financial Liabilities
Deposits	$445,142	$445,232	$435,044	$436,401
Federal funds purchased	3,409	3,409	—	—
Other borrowings	40,564	40,634	45,750	45,785
Company obligated mandatorily redeemable capital securities	12,372	12,378	12,372	12,811
Accrued interest payable	1,212	1,212	1,134	1,134

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations) and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2007 and 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

	(amounts in thousands)

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007:
Total Capital (to Risk Weighted Assets):
Company	$54,922	11.80%	$37,250	8.00%	N/A	N/A
Bank	$54,136	11.64%	$37,196	8.00%	$46,496	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$50,715	10.89%	$18,625	4.00%	N/A	N/A
Bank	$49,929	10.74%	$18,598	4.00%	$27,897	6.00%
Tier 1 Capital (to Average Assets):
Company	$50,715	9.53%	$21,288	4.00%	N/A	N/A
Bank	$49,929	9.40%	$21,257	4.00%	$26,571	5.00%

December 31, 2006:
Total Capital (to Risk Weighted Assets):
Company	$49,747	11.34%	$35,101	8.00%	N/A	N/A
Bank	$49,585	11.32%	$35,042	8.00%	$43,802	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$45,769	10.43%	$17,551	4.00%	N/A	N/A
Bank	$45,607	10.41%	$17,521	4.00%	$26,281	6.00%
Tier 1 Capital (to Average Assets):
Company	$45,769	8.76%	$20,908	4.00%	N/A	N/A
Bank	$45,607	8.73%	$20,885	4.00%	$26,107	5.00%

Note 19. Parent Company Only Financial Statements

FIRST NATIONAL CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2007 and 2006

(in thousands)

	2007	2006
Assets
Cash	$84	$39
Investment in subsidiaries, at cost, plus undistributed net income	49,677	44,474
Other assets	947	1,030

Total assets	$50,708	$45,543

Liabilities and Shareholders’ Equity
Deferred income tax liability	$76	$49
Note payable	379	546
Company obligated mandatorily redeemable capital securities	12,372	12,372
Other liabilities	22	21

Total liabilities	$12,849	$12,988

Common stock	$3,653	$3,653
Surplus	1,453	1,465
Retained earnings, which are substantially undistributed earnings of subsidiaries	33,311	29,104
Unearned ESOP shares	(379)	(546)
Accumulated other comprehensive loss, net	(179)	(1,121)

Total shareholders’ equity	$37,859	$32,555

Total liabilities and shareholders’ equity	$50,708	$45,543

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Income

Three Years Ended December 31, 2007

(in thousands)

	2007	2006	2005
Income
Dividends from subsidiary	$2,200	$2,000	$1,700
Other	3	26	4

	$2,203	$2,026	$1,704

Expense
Interest expense	$956	$764	$495
Stationery and supplies	27	27	27
Legal and professional fees	42	35	22
Other	141	64	70

Total expense	$1,166	$890	$614

Income before allocated tax benefits and undistributed income of subsidiary	$1,037	$1,136	$1,090
Allocated income tax benefits	395	294	207

Income before equity in undistributed income of subsidiary	$1,432	$1,430	$1,297
Equity in undistributed income of subsidiary	4,315	4,368	4,092

Net income	$5,747	$5,798	$5,389

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Cash Flows

Three Years Ended December 31, 2007

(in thousands)

	2007	2006	2005
Cash Flows from Operating Activities
Net income	$5,747	$5,798	$5,389
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(4,315)	(4,368)	(4,092)
Compensation expense for ESOP shares allocated	167	24	—
(Increase) decrease in other assets	165	(173)	(24)
Increase in other liabilities	—	4	35

Net cash provided by operating activities	$1,764	$1,285	$1,308

Cash Flows from Financing Activities
Proceeds from issuance of company obligated mandatorily redeemable capital securities	$—	$4,124	$—
Distribution of capital to subsidiary	—	(4,000)	—
Proceeds from other borrowings	—	570	—
Principal payments on other borrowings	(167)	(24)	—
Cash dividends paid	(1,540)	(1,429)	(1,315)
Shares issued to leveraged ESOP	(12)	(570)	—
Acquisition of common stock	—	—	(28)

Net cash used in financing activities	$(1,719)	$(1,329)	$(1,343)

Increase (decrease) in cash and cash equivalents	$45	$(44)	$(35)

Cash and Cash Equivalents
Beginning	39	83	118

Ending	$84	$39	$83

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2007 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Management’s Report on the Effectiveness of Internal Controls over Financial Reporting.”

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

Information required by this Item is set forth under the headings “Election of Directors – Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” “Committees” and “Director Selection Process” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	The response to this portion of Item 15 is included in Item 8 above.

	(2)	The response to this portion of Item 15 is included in Item 8 above.

	(3)	The following documents are attached hereto or incorporated herein by reference to Exhibits:

		3.1	Articles of Incorporation, as restated in electronic format only as of March 30, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2005).

		3.2	Bylaws, as restated in electronic format only as of February 6, 2008 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2008).

		4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

		10.1	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Harry S. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

		10.2	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and J. Andrew Hershey (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

		10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

		10.4	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

		10.5	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the year ended June 30, 2007).

		14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2005).

		21.1	Subsidiaries of the Company.

		23.1	Consent of Yount, Hyde & Barbour, P.C.

		31.1	Certification of Chief Executive Officer, Section 302 Certification.

		31.2	Certification of Chief Financial Officer, Section 302 Certification.

		32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

		32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Exhibits See Item 15(a)(3) above.

(c)	Financial Statement Schedules See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:	/s/ Harry S. Smith
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

Date: March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Harry S. Smith	Date: March 31, 2008
President & Chief Executive Officer Director
(principal executive officer)

/s/ M. Shane Bell	Date: March 31, 2008
Executive Vice President & Chief Financial Officer
(principal financial officer and principal accounting officer)

/s/ Douglas C. Arthur	Date: March 31, 2008
Chairman of the Board of Directors

/s/ Byron A. Brill	Date: March 31, 2008
Vice Chairman of the Board of Directors

/s/ Elizabeth H. Cottrell	Date: March 31, 2008
Director

/s/ Dr. James A. Davis	Date: March 31, 2008
Director

/s/ Christopher E. French	Date: March 31, 2008
Director

/s/ John K. Marlow	Date: March 31, 2008
Director

/s/ W. Allen Nicholls	Date: March 31, 2008
Director

/s/ Henry L. Shirkey	Date: March 31, 2008
Director

/s/ Gerald J. Smith, Jr.	Date: March 31, 2008
Director

/s/ James R. Wilkins, III	Date: March 31, 2008
Director

EXHIBIT INDEX

Number	Document
3.1	Articles of Incorporation, as restated in electronic format only as of March 30, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2005).

3.2	Bylaws, as restated in electronic format only as of February 6, 2008 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2008).

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

10.1	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Harry S. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.2	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and J. Andrew Hershey (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.4	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.5	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2005).

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.