Form 10-Q
period 2008-03-31
FIRST NATIONAL CORP /VA/
filed 2008-05-13
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    (Do not check if smaller reporting company)

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2008, 2,922,860 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) March 31, 2008	December 31, 2007

Assets
Cash and due from banks	$8,950	$10,680
Interest-bearing deposits in banks	2,063	2,229
Securities available for sale, at fair value	57,017	57,503
Loans held for sale	678	270
Loans, net of allowance for loan losses, 2008, $4,473, 2007, $4,207	440,075	445,380
Premises and equipment, net	20,470	19,405
Interest receivable	2,271	2,227
Other assets	4,011	3,871

Total assets	$535,535	$541,565

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$83,637	$78,474
Savings and interest-bearing demand deposits	172,970	177,676
Time deposits	183,421	188,992

Total deposits	$440,028	$445,142
Federal funds purchased	3,261	3,409
Other borrowings	40,532	40,564
Company obligated mandatorily redeemable capital securities	9,279	12,372
Accrued expenses and other liabilities	3,060	2,219
Commitments and contingencies	—	—

Total liabilities	$496,160	$503,706

Shareholders’ Equity
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2,922,860 shares	$3,653	$3,653
Surplus	1,453	1,453
Retained earnings	34,319	33,311
Unearned ESOP shares	(352)	(379)
Accumulated other comprehensive gain (loss), net	302	(179)

Total shareholders’ equity	$39,375	$37,859

Total liabilities and shareholders’ equity	$535,535	$541,565

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended March 31, 2008 and 2007

(in thousands, except per share data)

	(unaudited) March 31, 2008	(unaudited) March 31, 2007

Interest and Dividend Income
Interest and fees on loans	$7,718	$7,953
Interest on federal funds sold	6	14
Interest on deposits in banks	18	25
Interest and dividends on securities available for sale:
Taxable interest	515	535
Tax-exempt interest	133	115
Dividends	50	47

Total interest and dividend income	$8,440	$8,689

Interest Expense
Interest on deposits	$3,033	$3,542
Interest on federal funds purchased	19	39
Interest on company obligated mandatorily redeemable capital securities	223	236
Interest on other borrowings	513	550

Total interest expense	$3,788	$4,367

Net interest income	$4,652	$4,322
Provision for loan losses	270	—

Net interest income after provision for loan losses	$4,382	$4,322

Noninterest Income
Service charges	$698	$619
Fees for other customer services	436	351
Trust and asset management fees	231	225
Gains on sale of loans	37	73
Other operating income	98	22

Total noninterest income	$1,500	$1,290

Noninterest Expense
Salaries and employee benefits	$2,103	$1,866
Occupancy	250	246
Equipment	347	318
Marketing	106	128
Stationery and supplies	111	107
Legal and professional fees	173	168
ATM and check card	147	118
Other operating expense	580	588

Total noninterest expense	$3,817	$3,539

Income before income taxes	$2,065	$2,073
Provision for income taxes	650	670

Net income	$1,415	$1,403

Earnings per common share, basic and diluted	$0.49	$0.48

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three months ended March 31, 2008 and 2007

(in thousands)

	(unaudited) March 31, 2008	(unaudited) March 31, 2007

Cash Flows from Operating Activities
Net income	$1,415	$1,403
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Depreciation and amortization	288	278
Provision for loan losses	270	—
Origination of loans held for sale	(3,947)	(5,987)
Proceeds from sale of loans available for sale	3,576	6,061
Gains on sale of loans	(37)	(73)
Accretion of security discounts	(13)	(9)
Amortization of security premiums	23	28
Shares acquired by leveraged ESOP	27	24
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(44)	47
(Increase) decrease in other assets	(139)	14
Increase in accrued expenses and other liabilities	592	419

Net cash provided by operating activities	$2,011	$2,205

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$180	$652
Proceeds from maturities, calls, and principal payments of securities available for sale	2,143	1,886
Purchase of securities available for sale	(1,118)	(3,205)
Decrease in federal funds sold	—	4,159
Purchase of premises and equipment	(1,353)	(984)
Net (increase) decrease in loans	5,035	(1,411)

Net cash provided by investing activities	$4,887	$1,097

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$457	$14,259
Net (decrease) in time deposits	(5,571)	(14,487)
Proceeds from other borrowings	10,000	74,500
Principal payments on other borrowings	(10,032)	(79,529)
Principal payments on company obligated mandatorily redeemable capital securities	(3,093)	—
Cash dividends paid	(407)	(377)
Decrease in federal funds purchased	(148)	—

Net cash used in financing activities	$(8,794)	$(5,634)

Decrease in cash and cash equivalents	$(1,896)	$(2,332)

Cash and Cash Equivalents
Beginning	12,909	12,127

Ending	$11,013	$9,795

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three months ended March 31, 2008 and 2007

(in thousands)

	(unaudited) March 31, 2008	(unaudited) March 31, 2007

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,874	$4,469

Income taxes	$934	$—

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale	$728	$95

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2008 and 2007

(in thousands, except share and per share data)

(unaudited)

	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2006	$3,653	$1,465	$29,104	$(546)	$(1,121)		$32,555
Comprehensive income:
Net income	—	—	1,403	—	—	$1,403	1,403
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $32)	—	—	—	—	63	63	63

Total comprehensive income						$1,466

Shares acquired by leveraged ESOP	—	—	—	24	—		24
Cash dividends ($0.13 per share)	—	—	(377)	—	—		(377)

Balance, March 31, 2007	$3,653	$1,465	$30,130	$(522)	$(1,058)		$33,668

	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2007	$3,653	$1,453	$33,311	$(379)	$(179)		$37,859
Comprehensive income:
Net income	—	—	1,415	—	—	$1,415	1,415
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $247)	—	—	—	—	481	481	481

Total comprehensive income						$1,896

Shares acquired by leveraged ESOP	—	—	—	27	—		27
Cash dividends ($0.14 per share)	—	—	(407)	—	—		(407)

Balance, March 31, 2008	$3,653	$1,453	$34,319	$(352)	$302		$39,375

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2008 and December 31, 2007, the results of operations for the three months ended March 31, 2008 and 2007 and cash flows and changes in shareholders’ equity for the three months ended March 31, 2008 and 2007. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks. All of the Company’s securities were classified as available for sale at March 31, 2008 and December 31, 2007. Amortized costs and fair values were as follows:

	(in thousands) March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$38,481	$841	$(36)	$39,286
Obligations of states and political subdivisions	14,061	241	(30)	14,272
Corporate equity securities	13	134	—	147
Restricted securities	3,312	—	—	3,312

	$55,867	$1,216	$(66)	$57,017

	(in thousands) December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$40,348	$277	$(168)	$40,457
Obligations of states and political subdivisions	13,334	125	(36)	13,423
Corporate equity securities	13	224	—	237
Restricted securities	3,386	—	—	3,386

	$57,081	$626	$(204)	$57,503

Notes to Consolidated Financial Statements

(unaudited)

At March 31, 2008 and December 31, 2007, investments in an unrealized loss position that were temporarily impaired were as follows:

	(in thousands)
	March 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$—	$—	$1,587	$(36)	$1,587	$(36)
Obligations of states and political subdivisions	2,606	(30)	—	—	2,606	(30)

	$2,606	$(30)	$1,587	$(36)	$4,193	$(66)

	(in thousands)
	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$—	$—	$12,606	$(168)	$12,206	$(168)
Obligations of states and political subdivisions	1,575	(21)	1,544	(15)	3,119	(36)

	$1,575	$(21)	$13,750	$(183)	$15,325	$(204)

The tables above provide information about securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. All of the securities with unrealized losses are considered temporarily impaired and are a result of interest rate factors. These securities have not suffered credit deterioration and the Company has the ability and intent to hold these issues until maturity. At March 31, 2008, there were two U.S. agency and mortgage-backed securities and six obligations of state and political subdivisions in an unrealized loss position. Ninety-two percent of the Company’s investment portfolio had AAA credit ratings with a weighted-average repricing term of 3.8 years at March 31, 2008.

Note 3. Loans

Loans at March 31, 2008 and December 31, 2007 are summarized as follows:

	(in thousands)
	March 31, 2008	December 31, 2007
Mortgage loans on real estate:
Construction	$72,062	$73,478
Secured by farm land	1,765	1,789
Secured by 1-4 family residential	106,481	106,378
Other real estate loans	191,003	192,616
Loans to farmers (except those secured by real estate)	2,108	2,144
Commercial and industrial loans (except those secured by real estate)	53,052	53,028
Consumer loans	17,294	18,363
Deposit overdrafts	188	415
All other loans	595	1,376

Total loans	$444,548	$449,587
Allowance for loan losses	4,473	4,207

Loans, net	$440,075	$445,380

Notes to Consolidated Financial Statements

(unaudited)

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $371.3 million, or 83.5% of total loans and $374.3 million, or 83.2% of loans, net of the allowance for loan losses, at March 31, 2008 and December 31, 2007, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations may be affected by local economic conditions. Construction loans totaled $72.1 million and $73.5 million, or 16.2% and 16.3% of total loans at March 31, 2008 and December 31, 2007, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $43.2 million at March 31, 2008, representing 109.8% of total shareholders’ equity and 9.7% of total loans. At December 31, 2007, this concentration totaled $43.4 million representing 114.7% of total shareholders’ equity and 9.6% of total loans. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this concentration of credit risk during the three month period ended March 31, 2008 and the year ended December 31, 2007.

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the three months ended March 31, 2008 and 2007 and for the year ended December 31, 2007 were as follows:

	(in thousands)
	March 31, 2008	December 31, 2007	March 31, 2007
Balance at beginning of year	$4,207	$3,978	$3,978
Provision charged to operating expense	270	398	—
Loan recoveries	73	213	56
Loan charge-offs	(77)	(382)	(72)

Balance at end of period	$4,473	$4,207	$3,962

Impaired loans of $7.2 million at March 31, 2008 and $3.3 million December 31, 2007 have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $99 thousand and $12 thousand at March 31, 2008 and December 31, 2007, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2008 and the year ended December 31, 2007 was $3.7 million and $952 thousand, respectively.

Note 5. Other Borrowings

The Bank had unused lines of credit totaling $79.8 million available with non-affiliated banks at March 31, 2008. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets.

At March 31, 2008, the Bank had borrowings from the FHLB system totaling $40.0 million which mature through March 17, 2011. The interest rate on these notes payable ranged from 2.44% to 5.26% and the weighted average rate was 4.49%. The Bank had collateral pledged on these borrowings, including real estate loans totaling $46.0 million at March 31, 2008 and FHLB stock and other investment securities with a book value of $24.4 million at March 31, 2008.

At March 31, 2008, the Bank had a $180 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%. The Company also had an unsecured note payable of $352 thousand, which requires monthly payments of $11 thousand and matures September 12, 2011. The fixed interest rate on this loan is 7.35%.

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at March 31, 2008 and December 31, 2007 with the minimum regulatory guidelines were as follows:

			(dollars in thousands)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2008:
Total Capital (to Risk Weighted Assets):
Consolidated	$53,104	11.49%	$36,979	8.00%	N/A	N/A
First Bank	$52,290	11.34%	$36,899	8.00%	$46,123	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$48,631	10.52%	$18,489	4.00%	N/A	N/A
First Bank	$47,817	10.37%	$18,449	4.00%	$27,674	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$48,631	9.03%	$21,554	4.00%	N/A	N/A
First Bank	$47,817	8.89%	$21,514	4.00%	$26,893	5.00%

December 31, 2007:
Total Capital (to Risk Weighted Assets):
Consolidated	$54,922	11.80%	$37,250	8.00%	N/A	N/A
First Bank	$54,136	11.64%	$37,196	8.00%	$46,496	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$50,715	10.89%	$18,625	4.00%	N/A	N/A
First Bank	$49,929	10.74%	$18,598	4.00%	$27,897	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$50,715	9.53%	$21,288	4.00%	N/A	N/A
First Bank	$49,929	9.40%	$21,257	4.00%	$26,571	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2008 was 5.40%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

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

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2008, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

On March 11, 2003, First National (VA) Statutory Trust I (Trust I), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On March 26, 2003, $3.0 million of trust preferred securities were issued through a pooled underwriting. The securities had a LIBOR-indexed floating rate of interest. The securities had a mandatory redemption date of March 26, 2033, and were subject to varying call provisions beginning March 26, 2008. The principal asset of Trust I was $3.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities were fully and unconditionally guaranteed by the Company. The Company redeemed the securities in whole on March 26, 2008. The Company remained well-capitalized on the redemption date and at March 31, 2008.

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

Components of the net periodic benefit cost of the plan for the three months ended March 31, 2008 and 2007 were as follows:

	For the three months ended March 31,
	2008	2007
Service cost	$75,352	$69,784
Interest cost	66,604	66,193
Expected return on plan assets	(87,771)	(63,674)
Amortization of net obligation at transition	(1,407)	(1,407)
Amortization of prior service cost	818	818
Amortization of net loss	3,326	10,569

Net periodic benefit cost	$56,922	$82,283

Notes to Consolidated Financial Statements

(unaudited)

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2007, that it expected to contribute $228 thousand to its pension plan for the 2008 plan year. The Company did not make a contribution to the pension plan for the 2008 plan year during the first quarter of 2008. The Company is planning to make the contribution for the 2008 plan year during the fourth quarter of 2008.

In addition to the defined benefit pension plan, the Company maintains a 401(k) plan and an employee stock ownership plan (ESOP) for eligible employees. The Bank also maintains a Split Dollar Life Insurance Plan that provides life insurance coverage to insurable directors. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information about the Company’s benefit plans.

Note 9. Earnings per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged ESOP are not considered to be outstanding. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information about the Company’s leveraged ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per share were 2,910,473 and 2,904,044 for the three months ended March 31, 2008 and 2007, respectively.

Note 10. Fair Value Measurements

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

• Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

• Level 2	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Loans held for sale

Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2008, the entire balance of loans held for sale was recorded at its cost.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the Company may be adversely affected by economic conditions in the market area;

•	successful management of credit risk including certain concentrations in loans secured by real estate;

•	risks inherent in the loan portfolio such as repayment risks, fluctuating collateral values and concentrations;
•	the adequacy of the allowance for loan losses related to changes in general economic and business conditions in the market area;

•	the ability to successfully manage and implement balance sheet growth strategies;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	maintaining capital levels adequate to support growth;

•	the successful management of interest rate risk;

•	reliance on the management team, including the ability to attract and retain key personnel; and

•	the limited trading market in the Company’s common stock.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward- looking statements. In addition, past results of operations do not necessarily indicate future results.

The following discussion and analysis of the financial condition and results of operations of the Company for the three month period ended March 31, 2008 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q. The results of operations for the three month period ended March 31, 2008 may not be indicative of the results to be achieved for the year.

Executive Overview

The Company

First National Corporation (the Company) is the financial holding company of First Bank (the Bank), First National (VA) Statutory Trust II (Trust II) and First National (VA) Statutory Trust III (Trust III). The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. The Bank owns First Bank Financial Services, Inc., which invests in partnerships that provide title insurance and investment services.

Products, Services, Customers and Locations

The Bank offers loan, deposit, trust and investment products and services through 11 offices, 29 ATMs and its website, www.firstbank-va.com. Customers include individuals, small and medium-sized businesses and governmental entities in the northern Shenandoah Valley region of Virginia.

Revenue Sources and Expense Factors

The primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense and represented approximately 76% of the Company’s total revenue for the three month period ended March 31, 2008. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the interest rates paid. In addition to net interest income, noninterest income is another important source of revenue for the Company. Noninterest income is derived primarily from service charges on loans and deposits and fees earned from other services. The Bank generates fee income from other services that include trust services and investment advisory services and through the origination and sale of residential mortgages.

The provision for loan losses and noninterest expense are the two expense categories. The provision is determined by loan growth, asset quality, net charge-offs and economic conditions. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense is salaries and employee benefits, comprising 55% of expenses, followed by occupancy and equipment expense, comprising 16% of expenses.

Quarterly Performance

Net income totaled $1.42 million, or $0.49 per basic and diluted share, for the quarter ended March 31, 2008. This was a slight increase of 1% compared to $1.40 million, or $0.48 per basic and diluted share, for the same period in 2007. Net interest income and noninterest income increased 8% and 16%, respectively, which was substantially offset by an 8% increase in noninterest expense and a significant increase in the provision for loan losses when comparing the same periods. Return on assets and return on equity were 1.06% and 14.65%, respectively, for the first quarter of 2008 compared to 1.09% and 17.18% for the same quarter in 2007.

Comparing the quarter ended March 31, 2008 to the quarter ended March 31, 2007, net interest income increased 8% as a result of an 11 basis point increase in the net interest margin and a $17.4 million increase in average earning assets. The improvement in the net interest margin was primarily due to funding costs that decreased at a faster pace than the yield on interest-earning assets as market rates were lower during the first quarter of this 2008. During the first quarter of this year, the Federal Reserve cut the federal funds rate by 200 basis points to 2.25%. Compared to the previous quarter ending December 31, 2007, the net interest margin remained relatively stable as the balance sheet was positioned for declining rates.

The provision for loan losses totaled $270 thousand for the three months ended March 31, 2008. There was no provision required during the three months ended March 31, 2007. Factors that contributed to the provision for loan losses in the first quarter of this year included higher levels of non-performing assets and past due loans, a slowing economy and declining collateral values. Non-performing assets increased to $8.5 million at March 31, 2008, compared to $2.3 million at December 31, 2007 and $985 thousand at March 31, 2007. This was primarily attributable to the contraction of the local housing market and the impact to local builders and real estate developers. As a result of the factors above, the allowance for loan losses increased to $4.5 million or 1.00% of total loans at March 31, 2008, up from $4.2 million or 0.94% of total loans at December 31, 2007. Management has worked hard to identify, evaluate and monitor loans with higher levels of risk, and as a result, remains confident about the overall quality of the loan portfolio.

Noninterest income increased 16% for the first quarter of 2008 compared to the same quarter of 2007 due to increases in income from overdrafts, brokerage fees, ATM fees and check card fees. Noninterest expense increased 8% for the first quarter of 2008 compared to the same period in 2007. The majority of this increase was due to a 13% increase in salaries and employee benefit expense. The increase in salaries and employee benefits was attributed to an 11% increase in the number of full-time equivalent employees, comparing the same periods.

Total assets decreased $6.1 million or 1% to $535.5 million at March 31, 2008 compared to $541.6 million at December 31, 2007. The decrease was a result of slowing loan demand. In addition, the Company’s trust and asset management group had assets under management of $192.1 million at March 31, 2008 compared to $200.1 million at December 31, 2007.

Management Outlook

The Company is planning for balance sheet growth during 2008, but at a slower pace than the previous year. This is based on worsening economic conditions over the last six months and the impact on the local market. The contraction of the housing market has directly impacted customers in the construction and land development business, while indirectly impacting others. Although deposit balances and loan demand have declined during the first quarter, the Company has recently increased sales and marketing efforts to create opportunities for loan and deposit growth. Based on interest-rate sensitivity analysis, the net interest margin is expected to remain stable as the spread between yields on earning assets and interest-bearing liabilities is not expected to change significantly. Increases or decreases in net interest income should be determined primarily by changes in balance sheet volume.

Changing economic conditions, which are caused by factors beyond the Company’s control, may have a direct correlation with the required provision for loan losses. However, the Company believes that it has identified the loans with the highest risk and has appropriately increased the allowance for loan losses during the first quarter. Because the allowance for loan losses has increased significantly and the Company expects slower loan growth during 2008, the provision for loan losses is expected to be lower in the remaining quarters of the year compared to the provision that was recorded in the first quarter of 2008.

The rate of growth in noninterest income is expected to slow in future periods as the trust department is no longer experiencing rapid growth. The department began operations in 2005 and experienced high growth rates during 2005 and 2006 from initial market demand. Noninterest expense growth is expected to decrease slightly. Although the Company is focused on leveraging existing branches and does not plan to expand its branch network in the near term, an operations center is under construction and is scheduled to be in service the second quarter of 2008. The new operations center will support future growth and facilitate long-term operational efficiencies. The center is not anticipated to increase expenses at the same level as adding a new branch office because the Company plans to transfer existing employees to the facility instead of hiring additional employees.

Non-GAAP Financial Measures

The Company measures the net interest margin as an indicator of profitability. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax-equivalent net interest income is considered in the calculation of this ratio. Tax-equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2008 and 2007 is 34%. The reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

Reconciliation of Net Interest Income to

Tax-Equivalent Net Interest Income

(in thousands)

	For the three months ended
	March 31, 2008	March 31, 2007
GAAP measures:
Interest income - loans	$7,718	$7,953
Interest income - investments and other	722	736
Interest expense - deposits	3,033	3,542
Interest expense - other borrowings	513	550
Interest expense - other	242	275

Total net interest income	$4,652	$4,322

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$11	$12
Tax benefit realized on non-taxable interest income - municipal securities	69	59

Total tax benefit realized on non-taxable interest income	$80	$71

Total tax-equivalent net interest income	$4,732	$4,393

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

In an effort to manage the risk, the Bank’s loan policy authorizes loan amount approval limits for individual loan officers based on their position within the Bank and level of experience. The Bank’s Board of Directors and its Loan Committee approve all loan relationships greater than $1.5 million. The President and CEO and the Executive Vice President - Loan Administration can combine their lending limits to approve loan relationships up to $1.5 million. All loan relationships greater than $750 thousand are reported to the Board or its Loan Committee. The Loan Committee consists of five non-management directors and the President and CEO. The Committee approves the Bank’s Loan Policy and reviews loans that have been charged-off. It also reviews the allowance for loan loss adequacy calculation as well as the loan watch list and other management reports. The Committee meets on a monthly basis and the Chairman of the Committee then reports to the Board of Directors.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At March 31, 2008, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $66.3 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At March 31, 2008, commercial loans not secured by real estate totaled $53.1 million, or 12% of total loans, as compared to $53.0 million, or 12%, at December 31, 2007.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At March 31, 2008, commercial real estate loans totaled $192.8 million or 43% of the Bank’s total loans, as compared to $194.4 million, or 43%, at December 31, 2007. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and carefully evaluates the location and environmental condition of the real estate collateral.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at March 31, 2008 and December 31, 2007, were $72.1 million, or 16% of total loans, and $73.5 million, or 16% of total loans, respectively. The majority of these loans has an average life of approximately one year and reprice monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

Residential Real Estate Lending

Residential lending activity may be generated by Bank loan officer solicitations, referrals by real estate professionals, and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Executive Vice President-Loan Administration.

Typically, the Bank originates all fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At March 31, 2008, $106.5 million, or 24%, of total loans consisted of one-to-four-family residential real estate loans as compared to $106.4 million, or 24%, at December 31, 2007.

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

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans and installment and demand loans. At March 31, 2008, consumer loans, including deposit overdraft balances, were $17.5 million, or 4% of gross loans, as compared to $18.8 million, or 4%, at December 31, 2007.

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

Net income totaled $1.42 million, or $0.49 per basic and diluted share, for the quarter ended March 31, 2008. This was a slight increase of 1% compared to $1.40 million, or $0.48 per basic and diluted share, for the same period in 2007. Net interest income and noninterest income increased 8% and 16%, respectively, which was substantially offset by an 8% increase in noninterest expense and a significant increase in the provision for loan losses when comparing the same periods. Return on assets and return on equity were 1.06% and 14.65%, respectively, for the first quarter of 2008 compared to 1.09% and 17.18% for the same quarter in 2007.

Net Interest Income

Net interest income increased 8% to $4.7 million for the first quarter of 2008 compared to $4.3 million for the same quarter of 2007. This increase was the result of an 11 basis point increase in the net interest margin and a $17.4 million increase in average earning assets when comparing the two periods. The improvement in the net interest margin was primarily attributable to funding costs that decreased at a faster pace than the yield on interest-earning assets as market rates were lower during the first quarter of this year. Compared to the previous quarter ending December 31, 2007, the net interest margin remained relatively stable as the balance sheet was well-positioned for lower rates.

The Company does not anticipate that changes in market rates will have a significant impact on net interest income and the net interest margin during the remainder of 2008. Therefore, increases in net interest income during the remainder of the year should be primarily determined by the Company’s ability to grow interest-earning assets at acceptable margins.

Provision for Loan Losses

The provision for loan losses totaled $270 thousand for the three months ended March 31, 2008. There was no provision required during the same period last year. Factors that contributed to the increase in the provision for loan losses included higher levels of non-performing assets and past due loans, a slowing economy and declining collateral values. Non-performing assets increased to $8.5 million at March 31, 2008 compared to $2.3 million at December 31, 2007 which was primarily attributable to the contraction of the local housing market and the impact to local builders and real estate developers. As a result of the factors above, the allowance for loan losses increased to $4.5 million or 1.00% of total loans at March 31, 2008, up from $4.2 million or 0.94% of total loans at December 31, 2007. Management has worked hard to identify, evaluate and monitor loans with higher levels of risk, and as a result, remains confident about the overall quality of the loan portfolio.

Changing economic conditions, which are caused by factors beyond the Company’s control, may have a direct correlation with the required provision for loan losses. However, the Company believes that it has identified the loans with the highest risk profiles and has appropriately increased the allowance for loan losses during the first quarter. Because the allowance for loan losses has increased significantly for the identified problem loans, and the Company expects slower loan growth during 2008 compared to 2007, the provision for loan losses is expected to be lower in the remaining quarters of this year compared to the provision in the first quarter of 2008.

Noninterest Income

Noninterest income increased 16% to $1.5 million for the first quarter of 2008, compared to $1.3 million for the same quarter of 2007. Service charge income increased 13% to $698 thousand for the first quarter of 2008, compared to $619 thousand for the same period in 2007 primarily due to an increase in overdraft fee income. Fees for other customer services increased 16% to $667 thousand for the first quarter of 2008, compared to $576 thousand for the same period in 2007. This increase resulted from an increase in brokerage fees, ATM fees and check card fees.

The rate of growth in noninterest income is expected to slow in future periods, primarily because the trust department is no longer experiencing rapid growth. The department began operations in 2005 and experienced high growth rates during 2005 and 2006 from initial market demand.

Noninterest Expense

Noninterest expense increased 8% to $3.8 million for the first quarter of 2008 compared to $3.5 million for the same period in 2007. The majority of the increase was from a 13% increase in salaries and employee benefit expense which was primarily due to an 11% increase in the number of full-time equivalent employees, comparing March 31, 2008 to March 31, 2007. New positions added over the last twelve months included customer service and support employees and an additional investment consultant. This trend is not expected to continue as the Company remains diligent in the deployment of capital during this challenging economic environment. Several of the new employees were hired to improve customer service.

Noninterest expense growth is expected to decrease slightly in 2008 compared to 2007. Although the Company is focused on leveraging existing branches and does not plan to expand its branch network in the near term, an operations center is under construction and is scheduled to be in service the second quarter of this year. The new operations center will support future growth and facilitate long-term operational efficiencies. The center is not anticipated to increase expenses at the same level as adding a new branch office because the Company plans to transfer existing employees to the facility instead of hiring additional employees.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three month periods ended March 31, 2008 and 2007. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. The effective income tax rate for the three months ended March 31, 2008 and 2007 was 31.5% and 32.3%, respectively. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Financial Condition

General

Total assets decreased $6.1 million or 1% to $535.5 million at March 31, 2008 compared to $541.6 million at December 31, 2007. In addition, the Company’s trust and asset management group had assets under management of $192.1 million at March 31, 2008 compared to $200.1 million at December 31, 2007.

The Company is planning for balance sheet growth during 2008, but at a slower pace than the previous year. This is based on worsening economic conditions over the last six months and the impact on the local market. The contraction of the U.S. housing market has directly impacted customers in the construction and land development business, while indirectly impacting others. Deposit balances and loan demand have declined during the first quarter, but the Company is optimistic that the local economy will begin to improve during 2008 allowing for loan and deposit growth to return.

Loans

The Bank is an active lender with a loan portfolio that includes commercial and residential real estate loans, commercial loans, consumer loans, real estate construction loans and home equity loans. The Bank’s lending activity is concentrated on individuals, small and medium-sized businesses and local governmental entities in its market area. As a provider of community-oriented financial services, the Bank does not attempt to geographically diversify its loan portfolio by undertaking significant lending activity outside its market area. Loans, net of the allowance for loan losses, were $440.1 million at March 31, 2008, compared to $445.4 million at December 31, 2007.

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $371.3 million, or 83.5% of total loans and $374.3 million, or 83.2% of loans, net of the allowance for loan losses, at March 31, 2008 and December 31, 2007, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations may be affected by local economic conditions. Construction loans totaled $72.1 million and $73.5 million, or 16.2% and 16.3% of total loans at March 31, 2008 and December 31, 2007, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $43.2 million at March 31, 2008, representing 109.8% of total shareholders’ equity and 9.7% of total loans. At December 31, 2007, this concentration totaled $43.4 million representing 114.7% of total shareholders’ equity and 9.6% of total loans. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this concentration of credit risk during the three month period ended March 31, 2008 and the year ended December 31, 2007.

Asset Quality

Management classifies as nonperforming assets both loans on which payment has been delinquent 90 days or more and loans for which there is a risk of loss to either principal or interest, and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $377 thousand in foreclosed real estate at March 31, 2008 and December 31, 2007.

Nonperforming assets were $8.5 million at March 31, 2008, $2.3 million at December 31, 2007 and $985 thousand at March 31, 2007, representing 1.91%, 0.50% and 0.23% of total loans, respectively. Net charge-offs were $4 thousand for the first quarter of 2008, compared to $16 thousand for the first quarter of 2007. The increase in nonperforming assets was a factor that determined the provision for loan losses during the first quarter of this year. Nonperforming assets could increase due to other potential problem loans identified by management totaling $2.2 million at March 31, 2008. Potential problem loans decreased to $2.2 million at March 31, 2008 from $10.6 million at December 31, 2007 as many of the loans were reclassified to nonperforming assets. Certain risks, including the borrower’s ability to pay and the collateral value securing the loan, have been identified that may result in the potential problem loans not being repaid in accordance with their terms. However, the loans are currently performing and $1.4 million of the potential problem loans are considered well-secured.

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $4.5 million at March 31, 2008 and $4.2 million at December 31, 2007, representing 1.00% and 0.94% of total loans, respectively.

Impaired loans totaled $7.2 million and $3.3 million at March 31, 2008 and December 31, 2007, respectively. These loans have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $99 thousand and $12 thousand at March 31, 2008 and December 31, 2007, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2008 and the year ended December 31, 2007 was $3.7 million and $952 thousand, respectively.

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

Securities

Securities at March 31, 2008 were $57.0 million, a slight decrease from $57.5 million at December 31, 2007. The Company plans to maintain its current level of securities in relation to total assets in order to maintain minimum liquidity ratios that are required by Company policy. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of March 31, 2008, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits were $440.0 million at March 31, 2008, a $5.1 million decrease from $445.1 million at December 31, 2007. Non-interest bearing demand deposits increased $5.2 million or 7% during the first three months of 2008. Time deposits decreased $5.6 million or 3% during the first three months of 2008 to $183.4 million compared to $189.0 million at December 31, 2007. Savings and interest-bearing demand deposits decreased $4.7 million or 3% when comparing the same periods. Although the Company plans to fund future asset growth with deposits, deposit growth in the Company’s market area has recently slowed. This will likely make funding asset growth with local deposits challenging.

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

At March 31, 2008, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $186.1 million. At March 31, 2008, 34% or $152.1 million of the loan portfolio would mature within one year. At March 31, 2008, non-deposit sources of available funds totaled $79.8 million, which included $61.6 million available from FHLB. During the first three months of 2008, other borrowing activity included repayment of a fixed rate advance from FHLB in the amount of $10.0 million and borrowing $10.0 million on a fixed rate advance from FHLB. The Bank also borrowed and repaid Daily Rate Credit advances as an alternative to purchasing federal funds.

Company Obligated Mandatorily Redeemable Capital Securities

The Company redeemed $3.1 million of junior subordinated debt securities, in whole, on March 26, 2008. The Company remained well-capitalized on the redemption date and at March 31, 2008. For further information, see Note 7 of the notes to consolidated financial statements of this Form 10-Q.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 11.49% at March 31, 2008 and a ratio of Tier 1 capital to risk-weighted assets of 10.52%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Commitments to extend credit, which amounted to $57.7 million at March 31, 2008, and $70.2 million at December 31, 2007, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2008 and December 31, 2007, the Bank had $7.0 million and $7.2 million, respectively, in outstanding standby letters of credit.

At March 31, 2008 and December 31, 2007, the Company had entered into locked-rate commitments to originate mortgage loans amounting to $1.6 million and $673 thousand, respectively. The Company had loans held for sale of $678 thousand and $270 thousand at March 31, 2008 and December 31, 2007, respectively. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $2.3 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires the Bank (Company) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

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

FIRST NATIONAL CORPORATION (Registrant)

Harry S. Smith	May 12, 2008
President and Chief Executive Officer	Date

M. Shane Bell	May 12, 2008
Executive Vice President and Chief Financial Officer	Date

EXHIBIT INDEX

Number	Document
31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350