Form 10-Q
period 2008-06-30
FIRST NATIONAL CORP /VA/
filed 2008-08-13
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2008, 2,922,860 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$8,783	$10,680
Interest-bearing deposits in banks	2,174	2,229
Securities available for sale, at fair value	56,286	57,503
Loans held for sale	457	270
Loans, net of allowance for loan losses, 2008, $4,480, 2007, $4,207	445,359	445,380
Premises and equipment, net	21,205	19,405
Interest receivable	1,834	2,227
Other assets	4,061	3,871

Total assets	$540,159	$541,565

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$89,040	$78,474
Savings and interest-bearing demand deposits	153,742	177,676
Time deposits	182,886	188,992

Total deposits	$425,668	$445,142
Federal funds purchased	7,753	3,409
Other borrowings	56,499	40,564
Company obligated mandatorily redeemable capital securities	9,279	12,372
Accrued expenses and other liabilities	1,524	2,219
Commitments and contingencies	—	—

Total liabilities	$500,723	$503,706

Shareholders’ Equity
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2,922,860 shares	$3,653	$3,653
Surplus	1,435	1,453
Retained earnings	35,311	33,311
Unearned ESOP shares	(324)	(379)
Accumulated other comprehensive loss, net	(639)	(179)

Total shareholders’ equity	$39,436	$37,859

Total liabilities and shareholders’ equity	$540,159	$541,565

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended June 30, 2008 and 2007

(in thousands, except per share data)

	(unaudited)	(unaudited)
	June 30, 2008	June 30, 2007
Interest and Dividend Income
Interest and fees on loans	$6,882	$8,065
Interest on federal funds sold	2	10
Interest on deposits in banks	12	25
Interest and dividends on securities available for sale:
Taxable interest	489	535
Tax-exempt interest	131	116
Dividends	48	48

Total interest and dividend income	$7,564	$8,799

Interest Expense
Interest on deposits	$2,339	$3,551
Interest on federal funds purchased	49	41
Interest on company obligated mandatorily redeemable capital securities	142	238
Interest on other borrowings	454	538

Total interest expense	$2,984	$4,368

Net interest income	$4,580	$4,431
Provision for loan losses	84	67

Net interest income after provision for loan losses	$4,496	$4,364

Noninterest Income
Service charges on deposit accounts	$708	$772
Fees for other customer services	417	319
Trust and investment advisory fees	356	282
Gains on sale of loans	32	52
Gains on sale of securities available for sale	2	—
Gains on sale of premises and equipment	—	1
Other operating income	20	14

Total noninterest income	$1,535	$1,440

Noninterest Expense
Salaries and employee benefits	$2,218	$2,207
Occupancy	274	228
Equipment	344	310
Marketing	106	162
Stationery and supplies	82	135
Legal and professional fees	147	174
ATM and check card fees	156	134
Other operating expense	650	561

Total noninterest expense	$3,977	$3,911

Income before income taxes	$2,054	$1,893
Provision for income taxes	654	613

Net income	$1,400	$1,280

Earnings per common share, basic and diluted	$0.48	$0.44

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Six months ended June 30, 2008 and 2007

(in thousands, except per share data)

	(unaudited)	(unaudited)
	June 30, 2008	June 30, 2007
Interest and Dividend Income
Interest and fees on loans	$14,600	$16,018
Interest on federal funds sold	8	24
Interest on deposits in banks	30	50
Interest and dividends on securities available for sale:
Taxable interest	1,004	1,070
Tax-exempt interest	264	231
Dividends	98	95

Total interest and dividend income	$16,004	$17,488

Interest Expense
Interest on deposits	$5,372	$7,093
Interest on federal funds purchased	68	80
Interest on company obligated mandatorily redeemable capital securities	365	474
Interest on other borrowings	967	1,088

Total interest expense	$6,772	$8,735

Net interest income	$9,232	$8,753
Provision for loan losses	354	67

Net interest income after provision for loan losses	$8,878	$8,686

Noninterest Income
Service charges on deposit accounts	$1,406	$1,391
Fees for other customer services	754	618
Trust and investment advisory fees	686	559
Gains on sale of loans	69	125
Gains on sale of securities available for sale	2	—
Gains on sale of premises and equipment	—	1
Other operating income	118	36

Total noninterest income	$3,035	$2,730

Noninterest Expense
Salaries and employee benefits	$4,321	$4,073
Occupancy	524	474
Equipment	691	628
Marketing	212	290
Stationery and supplies	193	242
Legal and professional fees	320	342
ATM and check card fees	303	252
Other operating expense	1,230	1,149

Total noninterest expense	$7,794	$7,450

Income before income taxes	$4,119	$3,966
Provision for income taxes	1,304	1,283

Net income	$2,815	$2,683

Earnings per common share, basic and diluted	$0.97	$0.92

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Six months ended June 30, 2008 and 2007

(in thousands)

	(unaudited)	(unaudited)
	June 30, 2008	June 30, 2007
Cash Flows from Operating Activities
Net income	$2,815	$2,683
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Depreciation and amortization	576	553
Origination of loans held for sale	(7,046)	(10,295)
Proceeds from sale of loans available for sale	6,928	10,127
Gains on sale of loans	(69)	(125)
Provision for loan losses	354	67
Gains on sale of securities available for sale	(2)	—
Gains on sale of premises and equipment	—	(1)
Accretion of security discounts	(26)	(17)
Amortization of security premiums	43	50
Shares acquired by leveraged ESOP	55	51
Changes in assets and liabilities:
(Increase) decrease in interest receivable	393	(26)
Increase in other assets	(57)	(133)
Increase (decrease) in accrued expenses and other liabilities	(590)	429

Net cash provided by operating activities	$3,374	$3,363

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$1,012	$1,013
Proceeds from maturities, calls, and principal payments of securities available for sale	4,652	5,068
Purchase of securities available for sale	(5,160)	(7,100)
Decrease in federal funds sold	—	8,430
Proceeds from sale of premises and equipment	—	1
Purchase of premises and equipment	(2,376)	(1,596)
Net increase in loans	(333)	(7,543)

Net cash used in investing activities	$(2,205)	$(1,727)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and savings accounts	$(13,368)	$10,608
Net decrease in time deposits	(6,106)	(11,421)
Proceeds from other borrowings	44,500	83,500
Principal payments on other borrowings	(28,565)	(88,560)
Principal payments on company obligated mandatorily redeemable capital securities	(3,093)	—
Cash dividends paid	(815)	(755)
Increase in federal funds purchased	4,344	5,260
Shares issued to leveraged ESOP	(18)	(1)

Net cash used in financing activities	$(3,121)	$(1,369)

Increase (decrease) in cash and cash equivalents	$(1,952)	$267

Cash and Cash Equivalents
Beginning	$12,909	$12,127

Ending	$10,957	$12,394

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Six months ended June 30, 2008 and 2007

(in thousands)

	(unaudited)	(unaudited)
	June 30, 2008	June 30, 2007
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$6,959	$8,724

Income taxes	$1,609	$833

Supplemental Disclosures of Noncash Investing Activities
Unrealized loss on securities available for sale	$(698)	$(762)

Transfer from loans to other real estate	$—	$377

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2008 and 2007

(in thousands, except share and per share data)

(unaudited)

	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance, December 31, 2006	$3,653	$1,465	$29,104	$(546)	$(1,121)		$32,555
Comprehensive income:
Net income	—	—	2,683	—	—	$2,683	2,683
Other comprehensive loss, net of tax, unrealized holding losses arising during the period (net of tax, $259)	—	—	—	—	(503)	(503)	(503)

Total comprehensive income						$2,180

Shares acquired by leveraged ESOP	—	(1)	—	51	—		50
Cash dividends ($0.26 per share)	—	—	(755)	—	—		(755)

Balance, June 30, 2007	$3,653	$1,464	$31,032	$(495)	$(1,624)		$34,030

	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance, December 31, 2007	$3,653	$1,453	$33,311	$(379)	$(179)		$37,859
Comprehensive income:
Net income	—	—	2,815	—	—	$2,815	2,815
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period (net of tax, $237)	—	—	—	—	—	(459)	—
Reclassification adjustment (net of tax, $1)	—	—	—	—	—	(1)	—

Other comprehensive loss (net of tax, $238)					(460)	(460)	(460)

Total comprehensive income						$2,355

Shares acquired by leveraged ESOP	—	(18)	—	55	—		37
Cash dividends ($0.28 per share)	—	—	(815)	—	—		(815)

Balance, June 30, 2008	$3,653	$1,435	$35,311	$(324)	$(639)		$39,436

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2008 and December 31, 2007, the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows and changes in shareholders’ equity for the six months ended June 30, 2008 and 2007. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks. All of the Company’s securities were classified as available for sale at June 30, 2008 and December 31, 2007. Amortized costs and fair values were as follows:

	(in thousands)
	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$38,325	$113	$(369)	$38,069
Obligations of states and political subdivisions	14,192	114	(250)	14,056
Corporate equity securities	13	116	—	129
Restricted securities	4,032	—	—	4,032

	$56,562	$343	$(619)	$56,286

	(in thousands)
	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$40,348	$277	$(168)	$40,457
Obligations of states and political subdivisions	13,334	125	(36)	13,423
Corporate equity securities	13	224	—	237
Restricted securities	3,386	—	—	3,386

	$57,081	$626	$(204)	$57,503

Notes to Consolidated Financial Statements

(unaudited)

At June 30, 2008 and December 31, 2007, investments in an unrealized loss position that were temporarily impaired were as follows:

	(in thousands)
	June 30, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$16,059	$(275)	$1,456	$(94)	$17,515	$(369)
Obligations of states and political subdivisions	6,743	(250)	—	—	6,743	(250)

	$22,802	$(525)	$1,456	$(94)	$24,258	$(619)

	(in thousands)
	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$—	$—	$12,606	$(168)	$12,206	$(168)
Obligations of states and political subdivisions	1,575	(21)	1,544	(15)	3,119	(36)

	$1,575	$(21)	$13,750	$(183)	$15,325	$(204)

The tables above provide information about securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. Securities with unrealized losses are considered temporarily impaired and are primarily a result of interest rate factors. Seven obligations of states and political subdivisions experienced rating downgrades during the second quarter of 2008. This was the direct result of downgrades of the insurers of these bonds. Although ratings were lowered for these securities, they are all still considered investment grade. The Company has the ability and intent to hold these issues until maturity. At June 30, 2008, there were fifteen U.S. agency and mortgage-backed securities and eighteen obligations of state and political subdivisions in an unrealized loss position. Ninety-two percent of the Company’s investment portfolio had AAA credit ratings with a weighted-average repricing term of 4.4 years at June 30, 2008.

Note 3. Loans

Loans at June 30, 2008 are summarized as follows:

	(in thousands)
	June 30, 2008	December 31, 2007
Mortgage loans on real estate:
Construction	$71,574	$73,478
Secured by farm land	1,738	1,789
Secured by 1-4 family residential	110,989	106,378
Other real estate loans	192,228	192,616
Loans to farmers (except those secured by real estate)	2,487	2,144
Commercial and industrial loans (except those secured by real estate)	53,602	53,028
Consumer loans	16,188	18,363
Deposit overdrafts	307	415
All other loans	726	1,376

Total loans	$449,839	$449,587
Allowance for loan losses	4,480	4,207

Loans, net	$445,359	$445,380

Notes to Consolidated Financial Statements

(unaudited)

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $376.5 million, or 83.7% of total loans and $374.3 million, or 83.2% of total loans, at June 30, 2008 and December 31, 2007, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations may be affected by local economic conditions. Construction loans totaled $71.6 million and $73.5 million, or 15.9% and 16.3% of total loans at June 30, 2008 and December 31, 2007, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $44.9 million at June 30, 2008, representing 114.0% of total shareholders’ equity and 10.0% of total loans. At December 31, 2007, this concentration totaled $43.4 million representing 114.7% of total shareholders’ equity and 9.6% of total loans. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this concentration of credit risk during the six month period ended June 30, 2008 and the year ended December 31, 2007.

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the six months ended June 30, 2008 and 2007 and for the year ended December 31, 2007 were as follows:

	(in thousands)
	June 30, 2008	December 31, 2007	June 30, 2007
Balance at beginning of year	$4,207	$3,978	$3,978
Provision charged to operating expense	354	398	67
Loan recoveries	143	213	105
Loan charge-offs	(224)	(382)	(153)

Balance at end of period	$4,480	$4,207	$3,997

Impaired loans of $7.1 million at June 30, 2008 and $3.3 million at December 31, 2007 have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $118 thousand and $12 thousand at June 30, 2008 and December 31, 2007, respectively. The average recorded investment in impaired loans during the six months ended June 30, 2008 and the year ended December 31, 2007 was $4.6 million and $952 thousand, respectively.

Note 5. Other Borrowings

The Bank had unused lines of credit totaling $60.3 million available with non-affiliated banks at June 30, 2008. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets.

At June 30, 2008, the Bank had borrowings from the FHLB system totaling $56.0 million which mature through March 17, 2011. The interest rate on these notes payable ranged from 2.44% to 5.26% and the weighted average rate was 3.20%. The Bank had collateral pledged on these borrowings, including real estate loans totaling $50.3 million at June 30, 2008 and FHLB stock and other investment securities with a book value of $30.0 million at June 30, 2008.

At June 30, 2008, the Bank had a $175 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%. The Company also had an unsecured note payable of $324 thousand, which requires monthly payments of $11 thousand and matures September 12, 2011. The fixed interest rate on this loan is 7.35%.

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at June 30, 2008 and December 31, 2007 with the minimum regulatory guidelines were as follows:

					Minimum
			(dollars in thousands)		To Be Well
	Actual		Minimum Capital Requirement		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2008:
Total Capital (to Risk Weighted Assets): Consolidated	$54,088	11.58%	$37,366	8.00%	N/A	N/A
First Bank	$53,425	11.45%	$37,324	8.00%	$46,655	10.00%
Tier 1 Capital (to Risk Weighted Assets): Consolidated	$49,608	10.62%	$18,683	4.00%	N/A	N/A
First Bank	$48,945	10.49%	$18,662	4.00%	$27,993	6.00%
Tier 1 Capital (to Average Assets): Consolidated	$49,608	9.28%	$21,375	4.00%	N/A	N/A
First Bank	$48,945	9.17%	$21,355	4.00%	$26,694	5.00%

December 31, 2007:
Total Capital (to Risk Weighted Assets): Consolidated	$54,922	11.80%	$37,250	8.00%	N/A	N/A
First Bank	$54,136	11.64%	$37,196	8.00%	$46,496	10.00%
Tier 1 Capital (to Risk Weighted Assets): Consolidated	$50,715	10.89%	$18,625	4.00%	N/A	N/A
First Bank	$49,929	10.74%	$18,598	4.00%	$27,897	6.00%
Tier 1 Capital (to Average Assets): Consolidated	$50,715	9.53%	$21,288	4.00%	N/A	N/A
First Bank	$49,929	9.40%	$21,257	4.00%	$26,571	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2008 was 5.41%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

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

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2008, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three and six months ended June 30, 2008 and 2007 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Service cost	$75,352	$69,784	$150,704	$139,568
Interest cost	66,604	66,193	133,208	132,386
Expected return on plan assets	(87,771)	(63,674)	(175,542)	(127,348)
Amortization of prior service cost	818	818	1,636	1,636
Amortization of net obligation at transition	(1,407)	(1,407)	(2,814)	(2,814)
Amortization of net loss	3,326	10,569	6,652	21,138

Net periodic benefit cost	$56,922	$82,283	$113,844	$164,566

Notes to Consolidated Financial Statements

(unaudited)

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2007, that it expected to contribute $228 thousand to its pension plan for the 2008 plan year. The Company did not make a contribution to the pension plan for the 2008 plan year during the second quarter of 2008. The Company is planning to make the contribution for the 2008 plan year during the fourth quarter of 2008.

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

Note 9. Earnings per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged ESOP are not considered to be outstanding. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information about the Company’s leveraged ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per share were 2,912,172 and 2,905,574 for the three months ended June 30, 2008 and 2007, respectively and 2,911,323 and 2,904,786 for the six months ended June 30, 2008 and 2007, respectively.

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

Loans held for sale

Loans held for sale are required to be measured at lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2008, the entire balance of loans held for sale was recorded at its cost.

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

•

competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital, liquidity and other resources;

•	the ability to successfully manage and implement balance sheet growth strategies;

•	the successful management of interest rate risk;

•	maintaining capital levels adequate to support growth;

•	reliance on the management team, including the ability to attract and retain key personnel; and

•	the limited trading market in the Company’s common stock.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results.

The following discussion and analysis of the financial condition and results of operations of the Company for the three and six month periods ended June 30, 2008 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2007. The results of operations for the three and six month periods ended June 30, 2008 may not be indicative of the results to be achieved for the year.

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

Revenue Sources and Expense Factors

The primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense and represented approximately 75% of the Company’s total revenue for the three month period ended June 30, 2008. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the interest rates paid. In addition to net interest income, noninterest income is another important source of revenue for the Company. Noninterest income is derived primarily from service charges on loans and deposits and fees earned from other services. The Bank generates fee income from other services that include trust services and investment advisory services and through the origination and sale of residential mortgages.

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by loan growth, asset quality, net charge-offs and economic conditions. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the three month period ended June 30, 2008 is salaries and employee benefits, comprising 56% of noninterest expenses, followed by occupancy and equipment expense, comprising 16% of expenses.

Quarterly Performance

Net income totaled $1.4 million, or $0.48 per basic and diluted share, for the quarter ended June 30, 2008. This was an increase of 9% compared to $1.3 million, or $0.44 per basic and diluted share, for the same period in 2007. Net interest income and noninterest income increased 3% and 7%, respectively, while noninterest expense only increased 2% when comparing the same periods. Return on assets and return on equity were 1.05% and 14.23%, respectively, for the second quarter of 2008 compared to 0.98% and 15.10% for the same quarter in 2007.

Comparing the quarter ended June 30, 2008 to the quarter ended June 30, 2007, net interest income increased 3% as a result of a 5 basis point increase in the net interest margin and an $11.5 million increase in average earning assets. The improvement in the net interest margin was primarily due to a decrease in funding costs that exceeded the decrease in the yield on interest-earning assets. These decreases resulted from lower market rates during the second quarter of 2008 compared to the same period in 2007. The federal funds rate was down 325 basis points compared to one year ago.

Loan growth and net charge-offs resulted in a provision for loan losses of $84 thousand for the three months ended June 30, 2008 compared to $67 thousand for the same period in 2007. Non-performing assets totaled $8.0 million, compared to $8.5 million at March 31, 2008 and $1.6 million at June 30, 2007. The higher levels of non-performing assets were primarily attributable to the contraction of the local housing market and the impact to local builders and real estate developers. As a result of the factors above, the allowance for loan losses increased to $4.5 million or 0.99% of total loans at June 30, 2008, up from $4.2 million or 0.94% of total loans at December 31, 2007. Management has worked hard to identify, evaluate and monitor loans with higher levels of risk, and as a result, remains confident about the overall quality of the loan portfolio.

Noninterest income increased 7% for the second quarter of 2008 compared to the same quarter of 2007 due to increases in fees from loans, ATM and check card activity. Noninterest expense increased 2% for the second quarter of 2008 compared to the same period in 2007.

Year-to-Date Performance

For the six months ended June 30, 2008, net income increased 5% to $2.8 million, or $0.97 per basic and diluted share, compared to $2.7 million, or $0.92 per basic and diluted share, for the same period in 2007. Earnings improved as a result of increases in net interest income and noninterest income of 6% and 11%, respectively, offset by a 5% increase in noninterest expense and a significant increase in the provision for loan losses. Return on assets and return on equity were 1.05% and 14.45%, respectively, for the first six months of 2008 compared to 1.04% and 16.13% for the same period in 2007.

Net interest income increased 6% to $9.2 million for the six months ended June 30, 2008, compared to $8.8 million for the same period in 2007. This increase was the result of a 9 basis point increase in the net interest margin and a $14.4 million increase in average interest-earning assets when comparing the two periods. The improvement in the net interest margin was primarily due to a decrease in funding costs that exceeded the decrease in the yield on interest-earning assets. These decreases resulted from lower market rates during the first six months of 2008 compared to the same period in 2007. The net interest margin was 3.73% for the six months ended June 30, 2008, compared to 3.64% for the same period in 2007.

Noninterest income increased 11% to $3.0 million for the six months ended June 30, 2008 from $2.7 million for the same period in 2007. Fees for other customer services increased 22% to $754 thousand compared to $618 thousand for the same period in 2007. This increase was attributable to increases in fee income from ATM and check card fees. Fee income from trust and investment advisory services increased 23% to $686 thousand for the six months ended June 30, 2008, compared to $559 thousand for the same period in 2007.

For the six months ended June 30, 2008, noninterest expense increased 5% to $7.8 million, compared to $7.5 million for the same period in 2007 primarily from higher salary and benefit expenses in 2008. The additional salary and benefit expense resulted from annual salary adjustments.

Total assets were $540.2 million at June 30, 2008 compared to $541.6 million at December 31, 2007. A decrease in deposit balances and low demand for loans has resulted in no balance sheet growth. The Company’s trust and investment advisory group had assets under management of $208.2 million at June 30, 2008 compared to $200.1 million at December 31, 2007. These assets are managed by the trust and asset management department and are not held on the Company’s balance sheet.

Management Outlook

The Company expects balance sheet growth during 2008 to be less than 2007 based on economic conditions and the impact on the local market. The contraction of the housing market has directly impacted customers in the construction and land development business, while indirectly impacting others. Based on Company forecasts, the net interest margin is expected to remain relatively stable as the spread between yields on earning assets and interest-bearing liabilities is not expected to change significantly. However, competitive pressure on deposit rates in the local market could have a negative impact on net interest income.

Changing economic conditions, which are caused by factors beyond the Company’s control, may have a direct correlation with the required provision for loan losses. However, the Company believes that it has identified the loans with the highest risk and has appropriately increased the allowance for loan losses during the first six months of the year. Because the allowance for loan losses has increased significantly and the Company does not expect substantial loan growth during the remainder of 2008, the provision for loan losses is expected to be lower during the second half of 2008 compared to the first half.

The rate of growth in noninterest income is expected to slow in future periods as the trust department is no longer experiencing rapid growth. The department began operations in 2005 and experienced high growth rates during 2005 and 2006 from initial market demand. The Company does not expect significant increases in noninterest expense during the remainder of 2008. The Company is focused on leveraging existing branches and does not plan to expand its branch network in the near term. However, an operations center has been built and was placed in service during the third quarter of 2008. The new operations center will support future growth and should facilitate efficiencies. The center is not anticipated to increase expenses because the Company is not hiring additional staff.

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income (in thousands)
	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
GAAP measures:
Interest income - loans	$6,882	$8,065	$14,600	$16,018
Interest income - investments and other	682	734	1,404	1,470
Interest expense - deposits	2,339	3,551	5,372	7,093
Interest expense - other borrowings	454	538	967	1,088
Interest expense - other	191	279	433	554

Total net interest income	$4,580	$4,431	$9,232	$8,753

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$10	$12	$22	$24
Tax benefit realized on non-taxable interest income - municipal securities	68	60	136	119

Total tax benefit realized on non-taxable interest income	$78	$72	$158	$143

Total tax-equivalent net interest income	$4,658	$4,503	$9,390	$8,896

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At June 30, 2008, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $61.4 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At June 30, 2008, commercial loans not secured by real estate totaled $53.6 million, or 12% of total loans, as compared to $53.0 million, or 12%, at December 31, 2007.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At June 30, 2008, commercial real estate loans totaled $194.0 million or 43% of the Bank’s total loans, as compared to $194.4 million, or 43%, at December 31, 2007. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and carefully evaluates the location and environmental condition of the real estate collateral. To further mitigate risk, the Company monitors loan concentrations within the commercial real estate portfolio.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at June 30, 2008 and December 31, 2007, were $71.6 million, or 16% of total loans, and $73.5 million, or 16% of total loans, respectively. The majority of these loans has an average life of approximately one year and reprice monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

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

Typically, the Bank originates all fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At June 30, 2008, $111.0 million, or 25%, of total loans consisted of one-to-four-family residential real estate loans as compared to $106.4 million, or 24%, at December 31, 2007.

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

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans and installment and demand loans. At June 30, 2008, consumer loans, including deposit overdraft balances, were $16.5 million, or 4% of gross loans, as compared to $18.8 million, or 4%, at December 31, 2007.

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

Net income totaled $1.4 million, or $0.48 per basic and diluted share, for the quarter ended June 30, 2008. This was a 9% increase compared to $1.3 million, or $0.44 per basic and diluted share, for the same period in 2007. Net interest income and noninterest income increased 3% and 7%, respectively, which was offset by a 2% increase in noninterest expense and a 25% increase in the provision for loan losses when comparing the same periods. Return on assets and return on equity were 1.05% and 14.23%, respectively, for the second quarter of 2008 compared to 0.98% and 15.10% for the same quarter in 2007.

For the six months ended June 30, 2008, net income increased 5% to $2.8 million, or $0.97 per basic and diluted share, compared to $2.7 million, or $0.92 per basic and diluted share, for the same period in 2007. Earnings improved as a result of increases in net interest income and noninterest income of 6% and 11%, respectively, offset by a 5% increase in noninterest expense. In addition, the provision for loan losses increased $287 thousand for the six months ended June 30, 2008, compared to the same period in 2007. Return on assets and return on equity were 1.05% and 14.45%, respectively, for the first six months of 2008 compared to 1.04% and 16.13% for the same period in 2007.

Net Interest Income

Net interest income increased 3% to $4.6 million for the second quarter of 2008 compared to $4.4 million for the same quarter of 2007. This increase was the result of a 5 basis point increase in the net interest margin and an $11.5 million increase in average earning assets when comparing the two periods. The net interest margin was 3.71% for the second quarter of 2008, compared to 3.66% for the same period in 2007. The improvement in the net interest margin was primarily due to a decrease in funding costs that exceeded the decrease in the yield on interest-earning assets. These decreases resulted from lower market rates during the second quarter of 2008 compared to the same period in 2007.

Net interest income increased 6% to $9.2 million for the six months ended June 30, 2008, compared to $8.8 million for the same period in 2007. This increase was the result of a 9 basis point increase in the net interest margin and a $14.4 million increase in average interest-earning assets when comparing the two periods. The improvement in the net interest margin was primarily due to a decrease in funding costs that exceeded the decrease in the yield on interest-earning assets. These decreases resulted from lower market rates during the first six months of 2008 compared to the same period in 2007. The net interest margin was 3.73% for the six months ended June 30, 2008, compared to 3.64% for the same period in 2007.

The Company does not anticipate significant changes in the net interest margin during the remainder of 2008. However, increasing competitive pressure on deposit rates in the local market could have a negative impact on net interest income.

Provision for Loan Losses

Loan growth and net charge-offs resulted in a provision for loan losses of $84 thousand for the three months ended June 30, 2008 compared to $67 thousand for the same period in 2007. For the six months ended June 30, 2008, the provision for loan losses was $354 thousand, compared to $67 thousand for the same period in 2007. Non-performing assets totaled $8.0 million, compared to $2.3 million at December 31, 2007 and $1.6 million at June 30, 2007. The higher levels of non-performing assets were primarily attributable to the contraction of the local housing market and the impact to local builders and real estate developers. As a result of the factors above, the allowance for loan losses increased to $4.5 million or 0.99% of total loans at June 30, 2008, up from $4.2 million or 0.94% of total loans at December 31, 2007. Management has worked hard to identify, evaluate and monitor loans with higher levels of risk, and as a result, remains confident about the overall quality of the loan portfolio.

Changing economic conditions, which are caused by factors beyond the Company’s control, may have a direct correlation with the required provision for loan losses. However, the Company believes that it has identified the loans with the highest risk profiles and appropriately increased the allowance for loan losses during the first half of 2008. Because the allowance for loan losses has increased significantly for the identified problem loans, and the Company expects less loan growth during 2008 compared to 2007, the provision for loan losses is not expected to increase significantly during the remainder of this year.

Noninterest Income

Noninterest income increased 7% to $1.5 million for the second quarter of 2008, compared to $1.4 million for the same quarter of 2007. Fees for other customer services increased 31% to $417 thousand for the second quarter of 2008, compared to $319 thousand for the same period in 2007. This increase resulted from an increase in loan fees and ATM and check card fees. Fee income from trust and investment advisory services increased 26% to $356 thousand for the second quarter of 2008, compared to $282 thousand for the same period in 2007. Service charge income decreased 8% to $708 thousand for the second quarter of 2008, compared to $772 thousand for the same period in 2007 primarily due to a decrease in overdraft fee income.

Noninterest income increased 11% to $3.0 million for the six months ended June 30, 2008 from $2.7 million for the same period in 2007. Fees for other customer services increased 22% to $754 thousand compared to $618 thousand for the same period in 2007. This increase was attributable to increases in ATM and check card fees. Fee income from trust and investment advisory services increased 23% to $686 thousand for the six months ended June 30, 2008, compared to $559 thousand for the same period in 2007.

The rate of growth in noninterest income is expected to slow in future periods, primarily because the trust department is no longer experiencing rapid growth. The department began operations in 2005 and experienced high growth rates during 2005 and 2006 from initial market demand.

Noninterest Expense

Noninterest expense increased 2% to $4.0 million for the second quarter of 2008 compared to $3.9 million for the same period in 2007. The Company has been diligent in managing expenses during the first six months of 2008.

For the six months ended June 30, 2008, noninterest expense increased 5% to $7.8 million, compared to $7.5 million for the same period in 2007 primarily from higher salary and employee benefit expenses in 2008. The additional expense resulted from annual salary adjustments.

The Company does not expect significant increases in noninterest expense during the remainder of 2008. The Company is focused on leveraging existing branches and does not plan to expand its branch network in the near term. However, an operations center has been built and was placed in service during the third quarter of this year. The new operations center will support future growth and should facilitate efficiencies. The center is not anticipated to increase expenses because the Company is not hiring additional staff.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and six month periods ended June 30, 2008 and 2007. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. The effective income tax rate was 31.8% and 32.4% for the three months ended June 30, 2008 and 2007, respectively, and 31.7% and 32.3% for the six months ended June 30, 2008 and 2007, respectively. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Financial Condition

General

Total assets were $540.2 million at June 30, 2008 compared to $541.6 million at December 31, 2007. A decrease in deposit balances and low demand for loans has resulted in no balance sheet growth. The Company’s trust and investment advisory group had assets under management of $208.2 million at June 30, 2008 compared to $200.1 million at December 31, 2007. These assets are managed by the trust and asset management department and are not held on the Company’s balance sheet.

The Company expects balance sheet growth during 2008 to be less than 2007. This is based on economic conditions and their impact on the local market. The contraction of the housing market has directly impacted customers in the construction and land development business, while indirectly impacting others. Deposit balances and loan demand have declined during the first six months of 2008, and the Company does not anticipate improvement during the remainder of the year.

Loans

The Bank is an active lender with a loan portfolio that includes commercial and residential real estate loans, commercial loans, consumer loans, real estate construction loans and home equity loans. The Bank’s lending activity is concentrated on individuals, small and medium-sized businesses and local governmental entities in its market area. As a provider of community-oriented financial services, the Bank does not attempt to geographically diversify its loan portfolio by undertaking significant lending activity outside its market area. Loans, net of the allowance for loan losses, were $445.4 million at June 30, 2008 and December 31, 2007.

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $376.5 million, or 83.7% of total loans and $374.3 million, or 83.2% of total loans at June 30, 2008 and December 31, 2007, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations may be affected by local economic conditions. Construction loans totaled $71.6 million and $73.5 million, or 15.9% and 16.3% of total loans at June 30, 2008 and December 31, 2007, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $44.9 million at June 30, 2008, representing 114.0% of total shareholders’ equity and 10.0% of total loans. At December 31, 2007, this concentration totaled $43.4 million representing 114.7% of total shareholders’ equity and 9.6% of total loans. These loans are included in other real estate loans in the table found in Note 3 of the notes to consolidated financial statements of this Form 10-Q. The Company experienced no loan losses related to this concentration of credit risk during the three and six month periods ended June 30, 2008 and the year ended December 31, 2007. The Company’s Board of Directors monitors this concentration on a quarterly basis.

Asset Quality

Management classifies as nonperforming assets both loans on which payment has been delinquent 90 days or more and loans for which there is a risk of loss to either principal or interest, and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $377 thousand in foreclosed real estate at June 30, 2008 and December 31, 2007.

Nonperforming assets were $8.0 million at June 30, 2008, $2.3 million at December 31, 2007 and $1.6 million at June 30, 2007, representing 1.77%, 0.50% and 0.36% of total loans, respectively. Nonperforming assets at June 30, 2008 consisted primarily of commercial real estate loans. The increase in nonperforming assets was a factor that determined the provision for loan losses during the first six months of this year. Nonperforming assets could increase due to other potential problem loans identified by management totaling $4.8 million at June 30, 2008. Certain risks, including the borrower’s ability to pay and the collateral value securing the loan, have been identified that may result in the potential problem loans not being repaid in accordance with their terms. However, the loans are currently performing and $3.8 million of the potential problem loans are considered well-secured.

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $4.5 million at June 30, 2008 and $4.2 million at December 31, 2007, representing 0.99% and 0.94% of total loans, respectively.

Impaired loans totaled $7.1 million and $3.3 million at June 30, 2008 and December 31, 2007, respectively. These loans have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $118 thousand and $12 thousand at June 30, 2008 and December 31, 2007, respectively. The average recorded investment in impaired loans during the six months ended June 30, 2008 and the year ended December 31, 2007 was $4.6 million and $952 thousand, respectively.

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

Securities

Securities at June 30, 2008 were $56.3 million, a 2% decrease from $57.5 million at December 31, 2007. The Company plans to maintain its current level of securities in relation to total assets in order to maintain liquidity ratios that are required by Company policy. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of June 30, 2008, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits were $425.7 million at June 30, 2008, a $19.4 million decrease from $445.1 million at December 31, 2007. Non-interest bearing demand deposits increased $10.6 million or 13% during the first six months of 2008. Time deposits decreased $6.1 million or 3% during the first six months of 2008 to $182.9 million compared to $189.0 million at December 31, 2007. Savings and interest-bearing demand deposits decreased $23.9 million or 13% when comparing the same periods. Although the Company plans to fund future asset growth with deposits, competition in the Company’s market area has increased. This will likely make funding assets with local deposits challenging, without a negative impact to the net interest margin.

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

At June 30, 2008, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $160.2 million. At June 30, 2008, 33% or $149.0 million of the loan portfolio would mature within one year. At June 30, 2008, non-deposit sources of available funds totaled $60.3 million, which included $46.5 million available from FHLB. During the first six months of 2008, other borrowing activity included repayment of a fixed rate advance from FHLB in the amount of $10.0 million and borrowing $10.0 million on a fixed rate advance from FHLB. The Bank also borrowed and repaid Daily Rate Credit advances as an alternative to purchasing federal funds.

Company Obligated Mandatorily Redeemable Capital Securities

The Company redeemed $3.1 million of junior subordinated debt securities, in whole, on March 26, 2008. The Company remained well-capitalized on the redemption date and at June 30, 2008. For further information, see Note 7 of the notes to consolidated financial statements of this Form 10-Q.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 11.58% at June 30, 2008 and a ratio of Tier 1 capital to risk-weighted assets of 10.62%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

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

Commitments to extend credit, which amounted to $53.5 million at June 30, 2008, and $70.2 million at December 31, 2007, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At June 30, 2008 and December 31, 2007, the Bank had $6.1 million and $7.2 million in outstanding standby letters of credit, respectively.

At June 30, 2008 and December 31, 2007, the Company had entered into locked-rate commitments to originate mortgage loans amounting to $1.8 million and $673 thousand, respectively. The Company had loans held for sale of $457 thousand and $270 thousand at June 30, 2008 and December 31, 2007, respectively. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $1.8 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires the Bank (Company) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

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

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or to which the property of the Company is subject.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 13, 2008. The following matter was voted on during the meeting:

The election of the 11 directors to serve for a term of one year:

	For	Withheld
Douglas C. Arthur	2,354,202	25,354
Byron A. Brill	2,342,519	37,038
Elizabeth H. Cottrell	2,352,525	27,032
James A. Davis	2,356,362	23,195
Christopher E. French	2,354,362	25,295
John K. Marlow	2,356,362	23,195
W. Allen Nicholls	2,349,840	29,716
Henry L. Shirkey	2,354,563	24,993
Gerald F. Smith, Jr.	2,354,262	25,295
Harry S. Smith	2,345,358	34,198
James R. Wilkins, III	2,356,241	23,315

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Harry S. Smith	August 12, 2008
Harry S. Smith	Date
President and Chief Executive Officer

/s/ M. Shane Bell	August 12, 2008
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document
31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350