Form 10-Q
period 2008-09-30
FIRST NATIONAL CORP /VA/
filed 2008-11-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2008, 2,922,860 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$8,633	$10,680
Interest-bearing deposits in banks	2,381	2,229
Federal funds sold	5,050	—
Securities available for sale, at fair value	56,807	57,503
Loans held for sale	—	270
Loans, net of allowance for loan losses, 2008, $4,823, 2007, $4,207	447,752	445,380
Premises and equipment, net	21,551	19,405
Interest receivable	1,891	2,227
Other assets	4,422	3,871

Total assets	$548,487	$541,565

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$75,506	$78,474
Savings and interest-bearing demand deposits	152,294	177,676
Time deposits	228,826	188,992

Total deposits	$456,626	$445,142
Federal funds purchased	—	3,409
Other borrowings	40,466	40,564
Company obligated mandatorily redeemable capital securities	9,279	12,372
Accrued expenses and other liabilities	1,670	2,219
Commitments and contingencies	—	—

Total liabilities	$508,041	$503,706

Shareholders’ Equity
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2,922,860 shares	$3,653	$3,653
Surplus	1,425	1,453
Retained earnings	36,188	33,311
Unearned ESOP shares	(296)	(379)
Accumulated other comprehensive loss, net	(524)	(179)

Total shareholders’ equity	$40,446	$37,859

Total liabilities and shareholders’ equity	$548,487	$541,565

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended September 30, 2008 and 2007

(in thousands, except per share data)

	(unaudited) September 30, 2008	(unaudited) September 30, 2007
Interest and Dividend Income
Interest and fees on loans	$6,955	$8,315
Interest on federal funds sold	1	4
Interest on deposits in banks	3	31
Interest and dividends on securities available for sale:
Taxable interest	523	559
Tax-exempt interest	142	120
Dividends	28	52

Total interest and dividend income	$7,652	$9,081

Interest Expense
Interest on deposits	$2,430	$3,587
Interest on federal funds purchased	28	50
Interest on company obligated mandatorily redeemable capital securities	143	242
Interest on other borrowings	433	541

Total interest expense	$3,034	$4,420

Net interest income	$4,618	$4,661
Provision for loan losses	385	—

Net interest income after provision for loan losses	$4,233	$4,661

Noninterest Income
Service charges on deposit accounts	$746	$769
Fees for other customer services	370	333
Trust and investment advisory fees	363	298
Gains on sale of loans	24	116
Losses on sale of securities available for sale	—	(19)
Losses on sale of premises and equipment	—	(3)
Other operating income (loss)	(7)	1

Total noninterest income	$1,496	$1,495

Noninterest Expense
Salaries and employee benefits	$1,980	$2,084
Occupancy	317	243
Equipment	353	327
Marketing	106	140
Stationery and supplies	89	144
Legal and professional fees	194	137
ATM and check card fees	182	130
Other operating expense	631	625

Total noninterest expense	$3,852	$3,830

Income before income taxes	$1,877	$2,326
Provision for income taxes	593	755

Net income	$1,284	$1,571

Earnings per common share, basic and diluted	$0.44	$0.54

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Nine months ended September 30, 2008 and 2007

(in thousands, except per share data)

	(unaudited) September 30, 2008	(unaudited) September 30, 2007
Interest and Dividend Income
Interest and fees on loans	$21,555	$24,333
Interest on federal funds sold	9	28
Interest on deposits in banks	33	81
Interest and dividends on securities available for sale:
Taxable interest	1,527	1,629
Tax-exempt interest	406	351
Dividends	126	147

Total interest and dividend income	$23,656	$26,569

Interest Expense
Interest on deposits	$7,802	$10,680
Interest on federal funds purchased	96	130
Interest on company obligated mandatorily redeemable capital securities	508	716
Interest on other borrowings	1,400	1,629

Total interest expense	$9,806	$13,155

Net interest income	$13,850	$13,414
Provision for loan losses	739	67

Net interest income after provision for loan losses	$13,111	$13,347

Noninterest Income
Service charges on deposit accounts	$2,152	$2,160
Fees for other customer services	1,124	951
Trust and investment advisory fees	1,049	857
Gains on sale of loans	93	241
Gains (losses) on sale of securities available for sale	2	(19)
Losses on sale of premises and equipment	—	(2)
Other operating income	111	37

Total noninterest income	$4,531	$4,225

Noninterest Expense
Salaries and employee benefits	$6,301	$6,157
Occupancy	841	717
Equipment	1,044	955
Marketing	318	430
Stationery and supplies	282	386
Legal and professional fees	514	479
ATM and check card fees	485	382
Other operating expense	1,861	1,774

Total noninterest expense	$11,646	$11,280

Income before income taxes	$5,996	$6,292
Provision for income taxes	1,897	2,038

Net income	$4,099	$4,254

Earnings per common share, basic and diluted	$1.41	$1.46

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Nine months ended September 30, 2008 and 2007

(in thousands)

	(unaudited) September 30, 2008	(unaudited) September 30, 2007
Cash Flows from Operating Activities
Net income	$4,099	$4,254
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Depreciation and amortization	876	841
Origination of loans held for sale	(7,847)	(15,050)
Proceeds from sale of loans available for sale	8,210	14,972
Gains on sale of loans	(93)	(241)
Provision for loan losses	739	67
(Gains) losses on sale of securities available for sale	(2)	19
Losses on sale of premises and equipment, net	—	2
Accretion of security discounts	(39)	(26)
Amortization of security premiums	60	69
Shares acquired by leveraged ESOP	83	76
Changes in assets and liabilities:
(Increase) decrease in interest receivable	336	(107)
Increase in other assets	(446)	(339)
Increase (decrease) in accrued expenses and other liabilities	(475)	1,627

Net cash provided by operating activities	$5,501	$6,164

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$3,219	$4,441
Proceeds from maturities, calls, and principal payments of securities available for sale	6,263	8,019
Purchase of securities available for sale	(9,329)	(11,832)
(Increase) decrease in federal funds sold	(5,050)	8,430
Proceeds from sale of premises and equipment	—	2
Purchase of premises and equipment	(3,022)	(2,583)
Net increase in loans	(3,111)	(7,909)

Net cash used in investing activities	$(11,030)	$(1,432)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and savings accounts	$(28,350)	$9,827
Net increase (decrease) in time deposits	39,834	(8,422)
Proceeds from other borrowings	87,500	95,000
Principal payments on other borrowings	(87,598)	(100,090)
Principal payments on company obligated mandatorily redeemable capital securities	(3,093)	—
Cash dividends paid	(1,222)	(1,136)
Increase (decrease) in federal funds purchased	(3,409)	4,586
Shares issued to leveraged ESOP	(28)	(6)

Net cash provided by (used in) financing activities	$3,634	$(241)

Increase (decrease) in cash and cash equivalents	$(1,895)	$4,491

Cash and Cash Equivalents
Beginning	$12,909	$12,127

Ending	$11,014	$16,618

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Nine months ended September 30, 2008 and 2007

(in thousands)

	(unaudited) September 30, 2008	(unaudited) September 30, 2007
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$9,947	$12,418

Income taxes	$2,369	$1,429

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$(524)	$19

Transfer from loans to other real estate	$—	$377

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2008 and 2007

(in thousands, except share and per share data)

(unaudited)

	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance, December 31, 2006	$3,653	$1,465	$29,104	$(546)	$(1,121)		$32,555
Comprehensive income:
Net income	—	—	4,254	—	—	$4,254	4,254
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax)	—	—	—	—	—	—	—
Reclassification adjustment (net of tax, $6)	—	—	—	—	—	13	—

Other comprehensive income (net of tax, $6)	—	—	—	—	13	$13	13

Total comprehensive income						$4,267

Shares acquired by leveraged ESOP	—	(6)	—	76	—		70
Cash dividends ($0.39 per share)	—	—	(1,136)	—	—		(1,136)

Balance, September 30, 2007	$3,653	$1,459	$32,222	$(470)	$(1,108)		$35,756

	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance, December 31, 2007	$3,653	$1,453	$33,311	$(379)	$(179)		$37,859
Comprehensive income:
Net income	—	—	4,099	—	—	$4,099	4,099
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period (net of tax, $177)	—	—	—	—	—	(344)	—
Reclassification adjustment (net of tax, $1)	—	—	—	—	—	(1)	—

Other comprehensive loss (net of tax, $178)					(345)	$(345)	(345)

Total comprehensive income						$3,754

Shares acquired by leveraged ESOP	—	(28)	—	83	—		55
Cash dividends ($0.42 per share)	—	—	(1,222)	—	—		(1,222)

Balance, September 30, 2008	$3,653	$1,425	$36,188	$(296)	$(524)		$40,446

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2008 and December 31, 2007, the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows and changes in shareholders’ equity for the nine months ended September 30, 2008 and 2007. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks. All of the Company’s securities were classified as available for sale at September 30, 2008 and December 31, 2007. Amortized costs and fair values were as follows:

	(in thousands) September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$38,696	$324	$(96)	$38,924
Obligations of states and political subdivisions	14,978	91	(626)	14,443
Corporate equity securities	13	205	—	218
Restricted securities	3,222	—	—	3,222

	$56,909	$620	$(722)	$56,807

	(in thousands) December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$40,348	$277	$(168)	$40,457
Obligations of states and political subdivisions	13,334	125	(36)	13,423
Corporate equity securities	13	224	—	237
Restricted securities	3,386	—	—	3,386

	$57,081	$626	$(204)	$57,503

Notes to Consolidated Financial Statements

(unaudited)

At September 30, 2008 and December 31, 2007, investments in an unrealized loss position that were temporarily impaired were as follows:

	(in thousands) September 30, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$8,584	$(61)	$1,447	$(35)	$10,031	$(96)
Obligations of states and political subdivisions	7,818	(626)	—	—	7,818	(626)

	$16,402	$(687)	$1,447	$(35)	$17,849	$(722)

	(in thousands) December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$—	$—	$12,206	$(168)	$12,206	$(168)
Obligations of states and political subdivisions	1,575	(21)	1,544	(15)	3,119	(36)

	$1,575	$(21)	$13,750	$(183)	$15,325	$(204)

The tables above provide information about securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. Securities with unrealized losses are considered temporarily impaired and are primarily a result of interest rate factors. During the third quarter, sixteen obligations of states and political subdivisions experienced rating downgrades and two obligations of state and political subdivisions were no longer receiving ratings by Moody’s or S&P. This was the direct result of downgrades of the insurers of these bonds. Although ratings were lowered for the sixteen securities, they are still considered investment grade. For the two obligations of state and political subdivisions that are no longer rated, the Company evaluates the financial condition of the state and political subdivision on a quarterly basis. The Company has the ability and intent to hold these issues until maturity. At September 30, 2008, there were eight U.S. agency and mortgage-backed securities and twenty-three obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio that is rated is considered investment grade. The weighted-average repricing term of the portfolio was 4.3 years at September 30, 2008.

Note 3. Loans

Loans at September 30, 2008 and December 31, 2007 are summarized as follows:

	(in thousands)
	September 30, 2008	December 31, 2007
Mortgage loans on real estate:
Construction	$67,282	$73,478
Secured by farm land	1,727	1,789
Secured by 1-4 family residential	115,691	106,378
Other real estate loans	196,167	192,616
Loans to farmers (except those secured by real estate)	3,289	2,144
Commercial and industrial loans (except those secured by real estate)	52,007	53,028
Consumer loans	15,382	18,363
Deposit overdrafts	233	415
All other loans	797	1,376

Total loans	$452,575	$449,587
Allowance for loan losses	4,823	4,207

Loans, net	$447,752	$445,380

Notes to Consolidated Financial Statements

(unaudited)

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $380.9 million, or 84.2% of total loans and $374.3 million, or 83.2% of total loans, at September 30, 2008 and December 31, 2007, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations may be affected by local economic conditions. Construction loans totaled $67.3 million and $73.5 million, or 14.9% and 16.3% of total loans at September 30, 2008 and December 31, 2007, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $45.0 million at September 30, 2008, representing 111.2% of total shareholders’ equity and 9.9% of total loans. At December 31, 2007, this concentration totaled $43.4 million representing 114.7% of total shareholders’ equity and 9.6% of total loans. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this concentration of credit risk during the nine month period ended September 30, 2008 and the year ended December 31, 2007.

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 and for the year ended December 31, 2007 were as follows:

	(in thousands)
	September 30, 2008	December 31, 2007	September 30, 2007
Balance at beginning of year	$4,207	$3,978	$3,978
Provision charged to operating expense	739	398	67
Loan recoveries	202	213	163
Loan charge-offs	(325)	(382)	(231)

Balance at end of period	$4,823	$4,207	$3,977

Impaired loans of $8.8 million at September 30, 2008 and $3.3 million at December 31, 2007 have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $170 thousand and $12 thousand at September 30, 2008 and December 31, 2007, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2008 and the year ended December 31, 2007 was $5.5 million and $952 thousand, respectively.

Note 5. Other Borrowings

The Bank had unused lines of credit totaling $79.1 million available with non-affiliated banks at September 30, 2008. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets.

At September 30, 2008, the Bank had borrowings from the FHLB system totaling $40.0 million which mature through March 17, 2011. The interest rate on these notes payable ranged from 2.44% to 5.26% and the weighted average rate was 3.98%. The Bank had collateral pledged on these borrowings, including real estate loans totaling $50.6 million at September 30, 2008 and FHLB stock and other investment securities with a book value of $31.8 million at September 30, 2008.

At September 30, 2008, the Bank had a $170 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%. The Company also had an unsecured note payable of $296 thousand, which requires monthly payments of $11 thousand and matures September 12, 2011. The fixed interest rate on this loan is 7.35%.

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at September 30, 2008 and December 31, 2007 with the minimum regulatory guidelines were as follows:

			(dollars in thousands)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2008:
Total Capital (to Risk Weighted Assets):
Consolidated	$55,298	11.88%	$37,251	8.00%	N/A	N/A
First Bank	$54,685	11.76%	$37,210	8.00%	$46,513	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$50,475	10.84%	$18,625	4.00%	N/A	N/A
First Bank	$49,862	10.72%	$18,605	4.00%	$27,908	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$50,475	9.36%	$21,565	4.00%	N/A	N/A
First Bank	$49,862	9.26%	$21,546	4.00%	$26,932	5.00%

December 31, 2007:
Total Capital (to Risk Weighted Assets):
Consolidated	$54,922	11.80%	$37,250	8.00%	N/A	N/A
First Bank	$54,136	11.64%	$37,196	8.00%	$46,496	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$50,715	10.89%	$18,625	4.00%	N/A	N/A
First Bank	$49,929	10.74%	$18,598	4.00%	$27,897	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$50,715	9.53%	$21,288	4.00%	N/A	N/A
First Bank	$49,929	9.40%	$21,257	4.00%	$26,571	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2008 was 5.42%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

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

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2008, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three and nine months ended September 30, 2008 and 2007 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Service cost	$75,352	$69,784	$226,056	$209,352
Interest cost	66,604	66,193	199,812	198,579
Expected return on plan assets	(87,771)	(63,674)	(263,313)	(191,022)
Amortization of prior service cost	818	818	2,454	2,454
Amortization of net obligation at transition	(1,407)	(1,407)	(4,221)	(4,221)
Amortization of net loss	3,326	10,569	9,978	31,707

Net periodic benefit cost	$56,922	$82,283	$170,766	$246,849

Notes to Consolidated Financial Statements

(unaudited)

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2007, that it expected to contribute $228 thousand to its pension plan for the 2008 plan year. The Company did not make a contribution to the pension plan for the 2008 plan year during the third quarter of 2008. The Company is planning to make the contribution for the 2008 plan year during the fourth quarter of 2008.

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

Note 9. Earnings per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged ESOP are not considered to be outstanding. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information about the Company’s leveraged ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per share were 2,913,831 and 2,907,232 for the three months ended September 30, 2008 and 2007, respectively and 2,912,165 and 2,905,610 for the nine months ended September 30, 2008 and 2007, respectively.

Note 10. Fair Value Measurements

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Loans held for sale

Loans held for sale are required to be measured at lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2008, the entire balance of loans held for sale was recorded at its cost.

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

•

the reliance on secondary sources, such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet liquidity needs;

•	the ability to raise capital as needed;

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

The following discussion and analysis of the financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2008 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2007. The results of operations for the three and nine month periods ended September 30, 2008 may not be indicative of the results to be achieved for the year.

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

Revenue Sources and Expense Factors

The primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense and represented approximately 76% of the Company’s total revenue for the three month period ended September 30, 2008. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the interest rates paid. In addition to net interest income, noninterest income is another important source of revenue for the Company. Noninterest income is derived primarily from service charges on loans and deposits and fees earned from other services. The Bank generates fee income from other services that include trust services and investment advisory services and through the origination and sale of residential mortgages.

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by loan growth, asset quality, net charge-offs and economic conditions. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the three month period ended September 30, 2008 is salaries and employee benefits, comprising 51% of noninterest expenses, followed by occupancy and equipment expense, comprising 17% of expenses.

Quarterly Performance

Net income totaled $1.3 million, or $0.44 per basic and diluted share, for the quarter ended September 30, 2008. This was a decrease of 18% compared to $1.6 million, or $0.54 per basic and diluted share, for the same period in 2007. The decrease in earnings was primarily a result of the provision for loan losses which totaled $385 thousand for the third quarter of 2008 compared to no provision for the same period in 2007. Net interest income decreased 1%, noninterest expense increased 1% and noninterest income was unchanged when comparing the same periods. Return on assets and return on equity were 0.95% and 12.78%, respectively, for the third quarter of 2008 compared to 1.18% and 17.81% for the same quarter in 2007.

Comparing the quarter ended September 30, 2008 to the quarter ended September 30, 2007, net interest income decreased 1% as a result of a 9 basis point decrease in the net interest margin offset by a $9.8 million increase in average interest-earning assets. The decline in the net interest margin resulted from lower noninterest-bearing deposit balances in the third quarter of 2008 compared to the same period in 2007.

An increase in non-performing assets, potential problem loans and less favorable economic conditions resulted in a provision for loan losses of $385 thousand for the three months ended September 30, 2008 compared to no provision for the same period in 2007. Non-performing assets totaled $10.2 million, compared to $8.0 million at June 30, 2008 and $1.6 million at September 30, 2007. The higher levels of non-performing assets were primarily attributable to the contraction of the local housing market and the impact to local builders and real estate developers. At September 30, 2008, non-performing assets consisted of $5.7 million in residential development loans, including one loan totaling $3.0 million. Non-performing assets were also comprised of $2.7 million in commercial real estate loans, including $1.3 million to one borrower. Management believes these loans are generally well-secured. As a result of the factors above, the allowance for loan losses increased $846 thousand to $4.8 million or 1.07% of total loans at September 30, 2008, up from $4.2 million or 0.94% of total loans at December 31, 2007. Management has worked hard to identify, evaluate and monitor loans with higher levels of risk, and as a result, believes the allowance for loan losses is sufficient at September 30, 2008. The Company has allocated additional resources to enhance credit administration during this challenging economic environment and will continue to monitor levels of risk within the loan portfolio.

Noninterest income was relatively unchanged for the third quarter of 2008 compared to the same quarter of 2007. Increases in fee income from trust and investment advisory services and ATM and check card fees were offset by a decline in gains on sales of loans. Noninterest expense increased 1% for the third quarter of 2008 compared to the same period in 2007.

Year-to-Date Performance

For the nine months ended September 30, 2008, net income decreased 4% to $4.1 million, or $1.41 per basic and diluted share, compared to $4.3 million, or $1.46 per basic and diluted share, for the same period in 2007. Earnings declined as a result of a significant increase in the provision for loan losses and a 3% increase in noninterest expense, offset by increases in net interest income and noninterest income of 3% and 7%, respectively. Return on assets and return on equity were 1.02% and 13.87%, respectively, for the first nine months of 2008 compared to 1.09% and 16.69% for the same period in 2007.

Net interest income increased 3% to $13.9 million for the nine months ended September 30, 2008, compared to $13.4 million for the same period in 2007. This increase was the result of a 2 basis point increase in the net interest margin and a $12.9 million increase in average interest-earning assets when comparing the two periods. The improvement in the net interest margin was due to a decrease in funding costs that exceeded the decrease in the yield on interest-earning assets. These decreases resulted from lower market rates during the first nine months of 2008 compared to the same period in 2007. The Company’s balance sheet was well-positioned for the decline in market rates. The net interest margin was 3.71% for the nine months ended September 30, 2008, compared to 3.69% for the same period in 2007.

Noninterest income increased 7% to $4.5 million for the nine months ended September 30, 2008 from $4.2 million for the same period in 2007. Fees for other customer services increased 18% to $1.1 million compared to $951 thousand for the same period in 2007. This increase was attributable to increases in ATM and check card fees. Fee income from trust and investment advisory services increased 22% to $1.0 million for the nine months ended September 30, 2008, compared to $857 thousand for the same period in 2007. The increase in fee income was a result of higher fees and average assets under management and for the nine months ended September 30, 2008 compared to the same period in 2007. Gains on sales of loans decreased substantially from $241 thousand to $93 thousand for the nine months ended September 30, 2008. This was related to the decline in residential mortgage activity during the year.

For the nine months ended September 30, 2008, noninterest expense increased 3% to $11.6 million, compared to $11.3 million for the same period in 2007.

An increase in non-performing assets, potential problem loans and less favorable economic conditions resulted in a loan loss provision of $739 thousand for the first nine months of 2008 compared to $67 thousand for the same period in 2007. For further information regarding the increase in the provision for loan losses, please see “Quarterly Performance” above and “Provision for Loan Losses” below.

Total assets were $548.5 million at September 30, 2008 compared to $541.6 million at December 31, 2007. Deposits have contracted in the market resulting in minimal balance sheet growth. The Company’s trust and investment advisory group had assets under management of $194.2 million at September 30, 2008 compared to $200.1 million at December 31, 2007. Assets managed by the trust and investment advisory group are not held on the Company’s balance sheet.

Management Outlook

The Company does not expect significant balance sheet growth during the remainder of 2008 or during 2009 based on current and anticipated economic conditions. The contraction of the housing market has directly impacted customers in the construction and land development business, while indirectly impacting others. Based on Company forecasts, the net interest margin is expected to remain relatively stable as the spread between yields on earning assets and interest-bearing liabilities is not expected to change significantly. However, competitive pressure on deposit rates in the local market could have a negative impact on net interest income.

Changing economic conditions, which are caused by factors beyond the Company’s control, may have a direct correlation with the required provision for loan losses. The Company believes that it has identified the loans with the highest risk and has increased the allowance for loan losses accordingly during the first nine months of the year. Management anticipates that the provision for loan losses will increase during the fourth quarter based on worsening economic conditions.

Noninterest income is not expected to change significantly in future periods. The Company expects moderate increases in noninterest expense in future periods from higher legal and professional fees, occupancy costs and expenses related to re-branding efforts. However, the Company remains focused on leveraging existing branches and does not plan to add branch offices in 2008 and 2009.

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

Reconciliation of Net Interest Income to

Tax-Equivalent Net Interest Income

(in thousands)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
GAAP measures:
Interest income - loans	$6,955	$8,315	$21,555	$24,333
Interest income - investments and other	697	766	2,101	2,236
Interest expense - deposits	2,430	3,587	7,802	10,680
Interest expense - other borrowings	433	541	1,400	1,629
Interest expense - other	171	292	604	846

Total net interest income	$4,618	$4,661	$13,850	$13,414

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$11	$12	$33	$36
Tax benefit realized on non-taxable interest income - municipal securities	73	60	209	179

Total tax benefit realized on non-taxable interest income	$84	$72	$242	$215

Total tax-equivalent net interest income	$4,702	$4,733	$14,092	$13,629

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

The Bank’s allowance for loan losses has two basic components: the specific allowance and the general allowance. Both of these components are determined based upon estimates that can change when the actual events occur. The allowance for loan losses is comprised of the sum of the specific allowance and the general allowance.

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

The general allowance is used for estimating the loss on pools of smaller-balance, homogeneous loans including residential mortgage loans, installment loans, other consumer loans and outstanding loan commitments. This formula is also used for the remaining pool of larger balance, non-homogeneous loans, which were not allocated a specific allowance upon impairment review. The general allowance begins with estimates of probable losses inherent in the homogeneous portfolio. This includes, but is not limited to, analysis of loss experience over a one-year period, economic conditions, asset quality and collateral value. The general allowance uses a historical loss view as an indicator of future losses. As a result, even though this history is regularly updated with the most recent information, it could differ from the loss incurred in the future.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At September 30, 2008, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $53.2 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At September 30, 2008, commercial loans not secured by real estate totaled $52.0 million, or 12% of total loans, as compared to $53.0 million, or 12%, at December 31, 2007.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At September 30, 2008, commercial real estate loans totaled $197.9 million or 44% of the Bank’s total loans, as compared to $194.4 million, or 43%, at December 31, 2007. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and carefully evaluates the location and environmental condition of the real estate collateral. To further mitigate risk, the Company monitors loan concentrations within the commercial real estate portfolio.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at September 30, 2008 and December 31, 2007, were $67.3 million, or 15% of total loans, and $73.5 million, or 16% of total loans, respectively. The majority of these loans has an average life of approximately one year and reprice monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

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

Typically, the Bank originates all fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At September 30, 2008, $115.7 million, or 26%, of total loans consisted of one-to-four-family residential real estate loans as compared to $106.4 million, or 24%, at December 31, 2007.

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

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans and installment and demand loans. At September 30, 2008, consumer loans, including deposit overdraft balances, were $15.6 million, or 3% of gross loans, as compared to $18.8 million, or 4%, at December 31, 2007.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings and trust preferred securities. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for loan losses, noninterest income and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts; fees charged for other customer services, including trust and investment advisory fee income; gains and losses from the sale of assets, including loans held for sale, securities and premises and equipment; general and administrative expenses; and income tax expense.

Net income totaled $1.3 million, or $0.44 per basic and diluted share, for the quarter ended September 30, 2008. This was an 18% decrease compared to $1.6 million, or $0.54 per basic and diluted share, for the same period in 2007. The decrease in earnings was primarily a result of the provision for loan losses which totaled $385 thousand for the third quarter of 2008 compared to no provision for the same period in 2007. Net interest income decreased 1%, noninterest expense increased 1% and noninterest income was unchanged when comparing the same periods. Return on assets and return on equity were 0.95% and 12.78%, respectively, for the third quarter of 2008 compared to 1.18% and 17.81% for the same quarter in 2007.

For the nine months ended September 30, 2008, net income decreased 4% to $4.1 million, or $1.41 per basic and diluted share, compared to $4.3 million, or $1.46 per basic and diluted share, for the same period in 2007. Earnings declined as a result of a significant increase in the provision for loan losses and a 3% increase in noninterest expense, offset by increases in net interest income and noninterest income of 3% and 7%, respectively. Return on assets and return on equity were 1.02% and 13.87%, respectively, for the first nine months of 2008 compared to 1.09% and 16.69% for the same period in 2007.

Net Interest Income

Net interest income decreased 1% to $4.6 million for the third quarter of 2008 compared to $4.7 million for the same quarter of 2007. This decrease was the result of a 9 basis point decrease in the net interest margin, offset by a $9.8 million increase in average earning assets when comparing the two periods. The net interest margin was 3.68% for the third quarter of 2008, compared to 3.77% for the same period in 2007. The decline in the net interest margin resulted from lower noninterest-bearing demand deposit balances in the third quarter of 2008 compared to the same period in 2007.

Net interest income increased 3% to $13.9 million for the nine months ended September 30, 2008, compared to $13.4 million for the same period in 2007. This increase was the result of a 2 basis point increase in the net interest margin and a $12.9 million increase in average interest-earning assets when comparing the two periods. The improvement in the net interest margin was due to a decrease in funding costs that exceeded the decrease in the yield on interest-earning assets. These decreases resulted from lower market rates during the first nine months of 2008 compared to the same period in 2007. The Company’s balance sheet was well-positioned for the decline in market rates. The net interest margin was 3.71% for the nine months ended September 30, 2008, compared to 3.69% for the same period in 2007.

Based on Company forecasts, the net interest margin is expected to remain relatively stable as the spread between yields on earning assets and interest-bearing liabilities is not expected to change significantly. However, increasing competitive pressure on deposit rates in the local market could have a negative impact on net interest income.

Provision for Loan Losses

An increase in non-performing assets, potential problem loans and less favorable economic conditions resulted in a provision for loan losses of $385 thousand for the three months ended September 30, 2008 compared to no provision for the same period in 2007. For the nine months ended September 30, 2008, the provision for loan losses was $739 thousand, compared to $67 thousand for the same period in 2007. Non-performing assets totaled $10.2 million, compared to $2.3 million at December 31, 2007 and $1.6 million at September 30, 2007. The higher levels of non-performing assets were primarily attributable to the contraction of the local housing market and the impact to local builders and real estate developers. At September 30, 2008, non-performing assets consisted of $5.7 million in residential development loans, including one loan totaling $3.0 million. Non-performing assets were also comprised of $2.7 million in commercial real estate loans, including $1.3 million to one borrower. Management believes these loans are generally well-secured. As a result of the factors above, the allowance for loan losses increased to $4.8 million or 1.07% of total loans at September 30, 2008, compared to $4.2 million or 0.94% of total loans at December 31, 2007. Management has worked hard to identify, evaluate and monitor loans with higher levels of risk, and as a result, believes the allowance for loan losses is sufficient. The Company has allocated additional resources to enhance credit administration during this challenging economic environment.

Changing economic conditions, which are caused by factors beyond the Company’s control, may have a direct correlation with the required provision for loan losses. The Company believes that it has identified the loans with the highest risk and has increased the allowance for loan losses during the first nine months of the year. Management anticipates that the provision for loan losses will increase during the fourth quarter based on worsening economic conditions.

Noninterest Income

Noninterest income totaled $1.5 million for the third quarter of 2008 and for the same quarter of 2007. Fees for other customer services increased 11% to $370 thousand for the third quarter of 2008, compared to $333 thousand for the same period in 2007. This increase resulted from an increase in ATM and check card fees. Fee income from trust and investment advisory services increased 22% to $363 thousand for the third quarter of 2008, compared to $298 thousand for the same period in 2007. These increases were offset by a decrease in gains on sales of loans due to the decline in residential mortgage loan activity during the year.

Noninterest income increased 7% to $4.5 million for the nine months ended September 30, 2008 from $4.2 million for the same period in 2007. Fees for other customer services increased 18% to $1.1 million compared to $951 thousand for the same period in 2007. This increase was attributable to increases in ATM and check card fees. Fee income from trust and investment advisory services increased 22% to $1.0 million for the nine months ended September 30, 2008, compared to $857 thousand for the same period in 2007. The increase in fee income was a result of higher fees and average assets under management for the nine months ended September 30, 2008 compared to the same period in 2007. Gains on sales of loans decreased substantially to $93 thousand for the nine months ended September 30, 2008. This was related to the decline in residential mortgage loan activity during the year.

Noninterest income is not expected to change significantly in future periods.

Noninterest Expense

Noninterest expense increased 1% to $3.9 million for the third quarter of 2008 compared to $3.8 million for the same period in 2007. For the nine months ended September 30, 2008, noninterest expense increased 3% to $11.6 million, compared to $11.3 million for the same period in 2007. The Company has been diligent in managing expenses during 2008.

The Company expects moderate increases in noninterest expense through 2009 from higher legal and professional fees, occupancy costs and expenses related to re-branding efforts. However, the Company remains focused on leveraging existing branches and does not plan to add branch offices in 2008 and 2009.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and nine month periods ended September 30, 2008 and 2007. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. The effective income tax rate was 31.6% and 32.5% for the three months ended September 30, 2008 and 2007, respectively, and 31.6% and 32.4% for the nine months ended September 30, 2008 and 2007, respectively. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Financial Condition

General

Total assets were $548.5 million at September 30, 2008 compared to $541.6 million at December 31, 2007. Deposits have contracted in the market resulting in minimal balance sheet growth. The Company’s trust and investment advisory group had assets under management of $194.2 million at September 30, 2008 compared to $200.1 million at December 31, 2007. Assets managed by the trust and investment advisory group are not held on the Company’s balance sheet.

The Company does not expect significant balance sheet growth during the remainder of 2008 or during 2009 based on current and anticipated economic conditions. The contraction of the housing market has directly impacted customers in the construction and land development business, while indirectly impacting others.

Loans

The Bank is an active lender with a loan portfolio that includes commercial and residential real estate loans, commercial loans, consumer loans, real estate construction loans and home equity loans. The Bank’s lending activity is concentrated on individuals, small and medium-sized businesses and local governmental entities in its market area. As a provider of community-oriented financial services, the Bank does not attempt to geographically diversify its loan portfolio by undertaking significant lending activity outside its market area. Loans, net of the allowance for loan losses, were $447.8 million and $445.4 at September 30, 2008 and December 31, 2007, respectively.

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $380.9 million, or 84% of total loans and $374.3 million, or 83% of total loans at September 30, 2008 and December 31, 2007, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations may be affected by local economic conditions. Construction loans totaled $67.3 million and $73.5 million, or 15% and 16% of total loans at September 30, 2008 and December 31, 2007, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $45.0 million at September 30, 2008, representing 111% of total shareholders’ equity and 10% of total loans. At December 31, 2007, this concentration totaled $43.4 million representing 115% of total shareholders’ equity and 10% of total loans. These loans are included in other real estate loans in the table found in Note 3 of the notes to consolidated financial statements of this Form 10-Q. The Company experienced no loan losses related to this concentration of credit risk during the three and nine month periods ended September 30, 2008 and the year ended December 31, 2007. The Company analyzes this concentration by performing interest rate and vacancy rate stress tests on a quarterly basis.

Asset Quality

Management classifies as nonperforming assets both loans on which payment has been delinquent 90 days or more and loans for which there is a risk of loss to either principal or interest, and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $377 thousand in foreclosed real estate at September 30, 2008 and December 31, 2007.

Nonperforming assets were $10.2 million at September 30, 2008, $2.3 million at December 31, 2007 and $1.6 million at September 30, 2007, representing 2.26%, 0.50% and 0.37% of total loans, respectively. Nonperforming assets at September 30, 2008 consisted of $5.7 million in residential development loans, including one loan totaling $3.0 million. Non-performing assets were also comprised of $2.7 million in commercial real estate loans, including $1.3 million to one borrower. The increase in nonperforming assets was a factor that determined the provision for loan losses during the first nine months of this year. Nonperforming assets could increase due to other potential problem loans identified by management totaling $37.9 million at September 30, 2008. Certain risks, including the borrower’s ability to pay and the collateral value securing the loan, have been identified that may result in the potential problem loans not being repaid in accordance with their terms. However, the loans are currently performing and $36.4 million of the potential problem loans are generally considered well-secured.

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $4.8 million at September 30, 2008 and $4.2 million at December 31, 2007, representing 1.07% and 0.94% of total loans, respectively.

Impaired loans totaled $8.8 million and $3.3 million at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008 and December 31, 2007, $8.5 million and $304 thousand, respectively, of these loans were included in the nonperforming assets totals above. These loans have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $170 thousand and $12 thousand at September 30, 2008 and December 31, 2007, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2008 and the year ended December 31, 2007 was $5.5 million and $952 thousand, respectively.

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

Securities

Securities at September 30, 2008 were $56.8 million, a 1% decrease from $57.5 million at December 31, 2007. The Company plans to maintain its current level of securities in relation to total assets in order to maintain liquidity ratios that are required by Company policy. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of September 30, 2008, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits were $456.6 million at September 30, 2008, an $11.5 million increase from $445.1 million at December 31, 2007. Deposits increased primarily as a result of brokered deposits which increased $32.1 to $47.1 million at September 30, 2008 compared to $15.0 million at December 31, 2007. Time deposits, which include brokered deposits, increased $39.8 million or 21% during the first nine months of 2008 to $228.8 million compared to $189.0 million at December 31, 2007. Non-interest bearing demand deposits decreased $3.0 million or 4% during the first nine months of 2008. Savings and interest-bearing demand deposits decreased $25.4 million or 14% when comparing the same periods. Although the Company plans to fund future asset growth with deposits, competition in the Company’s market area has increased. This will likely make funding assets with local deposits challenging, and may have a negative impact on the net interest margin.

Liquidity

Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or with borrowings from correspondent banks or other deposit markets. Liquid assets include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, investment securities and loans maturing within one year. As a result of the Bank’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ borrowing needs. During the third quarter, the Bank created a contingency funding plan to document actions to be taken during potential liquidity events.

At September 30, 2008, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $174.5 million. At September 30, 2008, 32% or $144.5 million of the loan portfolio would mature within one year. At September 30, 2008, non-deposit sources of available funds totaled $53.6 million, which included $38.6 million available from FHLB. During the first nine months of 2008, other borrowing activity included repayment of two fixed rate advances from FHLB in the amount of $10.0 million each and borrowing $10.0 million on a fixed rate advance from FHLB. The Bank also borrowed and repaid Daily Rate Credit advances as an alternative to purchasing federal funds.

Company Obligated Mandatorily Redeemable Capital Securities

The Company redeemed $3.1 million of junior subordinated debt securities, in whole, on March 26, 2008. The Company remained well-capitalized on the redemption date and at September 30, 2008. For further information, see Note 7 of the notes to consolidated financial statements of this Form 10-Q.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 11.88% at September 30, 2008 and a ratio of Tier 1 capital to risk-weighted assets of 10.84%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

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

Commitments to extend credit, which amounted to $46.8 million at September 30, 2008, and $70.2 million at December 31, 2007, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At September 30, 2008 and December 31, 2007, the Bank had $5.6 million and $7.2 million in outstanding standby letters of credit, respectively.

At September 30, 2008 and December 31, 2007, the Company had entered into locked-rate commitments to originate mortgage loans amounting to $886 thousand and $673 thousand, respectively. The Company had no loans held for sale at September 30, 2008 and $270 thousand at December 31, 2007. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $886 thousand. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Not required.

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

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Harry S. Smith	November 13, 2008
Harry S. Smith	Date
President and Chief Executive Officer

/s/ M. Shane Bell
M. Shane Bell	November 13, 2008
Executive Vice President and Chief Financial Officer	Date

EXHIBIT INDEX

Number	Document
31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350