Form 10-K
period 2008-12-31
FIRST NATIONAL CORP /VA/
filed 2009-03-30
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2008 was $49,076,800.

The number of outstanding shares of common stock as of March 24, 2009 was 2,922,860.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2009 Annual Meeting of Shareholders – Part III

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

•	effects of soundness of other financial institutions;

•	the ability to raise capital as needed;

•	difficult market conditions in the Company’s industry;

•	uncertain outcome of recently enacted legislation to stabilize the U.S. financial system;

•	potential impact on the Company of recently enacted legislation;

•

competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital, liquidity and other resources;

•	the successful management of interest rate risk;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	the limited trading market in the Company’s common stock;

•	unprecedented levels of market volatility; and

•	other factors identified in Item 1A, “Risk Factors”, below.

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

Access to Filings

The Company’s internet address is www.therespowerinone.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as filed with or furnished to the Securities and Exchange Commission (the SEC), are available free of charge at www.therespowerinone.com as soon as reasonably practicable after being filed with or furnished to the SEC. A copy of any of the Company’s filings will be sent, without charge, to any shareholder upon written request to: M. Shane Bell, Chief Financial Officer, at 112 West King Street, Strasburg, Virginia 22657.

Products and Services

The Bank provides loan, deposit, investment, trust and asset management and other products and services in the northern Shenandoah Valley region of Virginia. Loan products and services include personal loans (including automobile and property improvement loans), residential mortgages, home equity loans and commercial loans. Deposit products and services include checking, savings, NOW accounts, money market accounts, IRA accounts, certificates of deposit, cash management and direct deposit services. The Bank offers other services, including safe deposit rentals, travelers and gift cards, internet banking, wire transfer services, remote deposit capture and other traditional banking services.

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

The Bank’s products and services are provided through 11 branch offices, 30 ATMs and its website, www.therespowerinone.com. The Bank operates six of its offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, deposit, trust and investment advisory personnel to be readily available to serve customers throughout the Bank’s market area. For the location of each of these Financial Centers, see Item 2 of this Form 10-K below.

Competition

The Company competes with other community banks, large financial institutions, savings banks, consumer finance companies, insurance companies, credit unions, internet-based banks and money market mutual funds. Competition has been increasing from out-of-state banks through their acquisition of Virginia-based banks and branches and from other financial institutions through use of internet banking.

The financial service business in Virginia, and specifically in the Company’s market area, is highly competitive. Advantages larger financial institutions have over the Company include the ability to support wide-ranging advertising campaigns, raise larger amounts of capital and have substantially higher lending limits. Credit unions have a competitive advantage because they have more favorable tax treatment than the Company and can pass those savings on to their customers through lower loan rates and higher deposit rates.

Factors affecting the competition for loans and deposits are interest rates and terms offered, the number and location of branches and types of products offered, as well as the reputation of the institution. Advantages the Company has over the competition include long-term customer relationships, a commitment to excellent customer service, dedicated and loyal employees, local management and directors, and the support and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-sized businesses and local governmental entities within its communities. According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2008, the Bank was ranked first in Shenandoah County with $202.9 million in deposits, representing 28% of the total deposit market; third in Warren County with $76.9 million or 16% of the market; fourth in Frederick County with $51.5 million or 10% of the market; and sixth in the City of Winchester with $132.5 million or 8% of the market.

No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.

Employees

At December 31, 2008, the Company and the Bank employed a total of 160 full-time equivalent employees. The Company considers relations with its employees to be excellent.

SUPERVISION AND REGULATION

General

As a financial holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve System. As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions. Other federal and state laws, including various consumer and compliance laws, govern the activities of the Bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower. Laws and regulations administered by the regulatory agencies also affect corporate practices, including business practices related to payment and charging of interest, documentation and disclosures, and affect the ability to open and close offices or purchase other entities.

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

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Company and the Bank presently maintain sufficient capital to remain in compliance with these capital requirements.

On March 13, 2009, the Company received an investment in the Company’s preferred stock totaling $13.9 million from the Company’s participation in the Troubled Asset Relief Program (TARP) Capital Purchase Program (Capital Purchase Program) under the Emergency Economic Stabilization Act of 2008 (EESA). As a result of this investment, the Company expects capital ratios to increase at the end of the first quarter of 2009.

Dividends

The Company is a legal entity separate and distinct from its banking and other subsidiaries. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2008, the Bank transferred $5.1 million in dividends to the Company. As of December 31, 2008, the aggregate amount of unrestricted funds which could be transferred from the Bank to the Company, without prior regulatory approval, totaled $8.3 million.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In connection with the Company’s participation in the Capital Purchase Program established by the U.S. Department of the Treasury (the Treasury) under the EESA, the Company issued preferred stock to the Treasury on March 13, 2009. The Preferred Stock is in a superior ownership position compared to common stock. Dividends must be paid to the preferred stock holder before they can be paid to the common stock holder. In addition, prior to March 13, 2012, unless the Company has redeemed the Preferred Stock or the Treasury has transferred the Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement. If the dividends on the Preferred Stock have not been paid for an aggregate of six (6) quarterly dividend periods or more, whether or not consecutive, the Company’s authorized number of directors will be automatically increased by two (2) and the holders of the Preferred Stock will have the right to elect those directors at the Company’s next annual meeting or at a special meeting called for that purpose; these two directors will be elected annually and will serve until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full.

Deposit Insurance and Assessments

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

In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. For Risk Category 1 institutions that have long-term debt issuer ratings, the FDIC proposes (i) to determine the initial base assessment rate using a combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and the financial ratios method assessment rate (as defined), each equally weighted and (ii) to revise the uniform amount and the pricing multipliers. The FDIC also proposed to introduce three adjustments that could be made to an institution’s initial base assessment rate, including (i) a potential decrease of up to 2 basis points for long-term unsecured debt, including senior and subordinated debt, (ii) a potential increase for secured liabilities in excess of 15% of domestic deposits and (iii) for non-Risk Category 1 institutions, a potential increase for brokered deposits in excess of 10% of domestic deposits. The Company is considered a Risk Category 1 institution based on the FDIC’s assessment system. In addition, the FDIC proposed raising the current rates uniformly by 7 basis points for the assessment for the first quarter of 2009 resulting in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008.

In February 2009, the FDIC adopted a final rule that sets assessment rates and makes adjustments that improve how the assessment system differentiates for risk. Under the final rule, banks in the best risk category will pay initial base rates ranging from 12 to 16 basis points, beginning on April 1, 2009. The assessment rate for the Company was 7 basis points for the fourth quarter of 2008. The FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment on the financial institution industry on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as Financing Corporation (FICO) bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessments rates are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

The Company cannot provide any assurance as to the amount of any proposed increase in its deposit insurance premium rate, should such an increase occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (TLG Program). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (NOW) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 5, 2008, the Corporation elected to participate in both guarantee programs.

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

Safety and Soundness Standards

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Emergency Economic Stabilization Act of 2008

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the EESA was signed into law on October 3, 2008. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Treasury Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in certain banks and thrifts. Under this program, known as the Capital Purchase Program, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock (from the $700 billion authorized by the EESA). Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the Capital Purchase Program. Secretary Paulson also announced that nine large financial institutions agreed to participate in the Capital Purchase Program. The standards include a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions or participate in the Capital Purchase Program will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code. As a result of its participation in the Capital Purchase Program, the Company is subject to EESA, including the additional standards with respect to executive compensation and corporate governance for institutions enacted as part of ARRA, described below.

American Recovery and Reinvestment Act of 2009

The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate governance obligations on all current and future TARP Capital Purchase Program recipients, including the Company, until the institution has redeemed the preferred stock, which TARP Capital Purchase Program recipients are now permitted to do under the ARRA without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator. The executive compensation restrictions under the ARRA (described below) are more stringent than those currently in effect under the TARP Capital Purchase Program, but it is yet unclear how these executive compensation standards will relate to the similar standards recently announced by the Treasury, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the Treasury.

The ARRA amends Section 111 of the EESA to require the Secretary of the Treasury (the Secretary) to adopt additional standards with respect to executive compensation and corporate governance for TARP Capital Purchase Program recipients. The standards required to be established by the Secretary include, in part, (1) prohibitions on making golden parachute payments to senior executive officers and the next five most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP Capital Purchase Program remains outstanding (the Restricted Period), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than  1/3 of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that TARP Capital Purchase Program participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, and (4) a review by the Secretary of all bonuses and other compensation paid by TARP Capital Purchase Program participants to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the Act with the Secretary having authority to negotiate for reimbursement.

The ARRA also sets forth additional corporate governance obligations for TARP Capital Purchase Program recipients, including requirements for the Secretary to establish standards that provide for semi-annual meetings of compensation committees of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans. TARP Capital Purchase Program recipients are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, as well as require written certifications by the chief executive officer and chief financial officer with respect to compliance. The Secretary is required to promulgate regulations to implement the executive compensation and certain corporate governance provisions detailed in the ARRA.

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

Recent Market, Legislative and Regulatory Events

Difficult market conditions have adversely affected the Company’s industry.

Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of mortgage-backed securities (MBS) but spreading to other securities and loans have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected the Company’s business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact charge-offs and the provision for loan losses. A worsening of these conditions would likely have an adverse effect on the Company and others in the financial services industry.

The soundness of other financial institutions could adversely affect the Company.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. There is no assurance that any such losses would not materially and adversely affect the Company’s results of operations.

There can be no assurance that enacted legislation or any proposed federal programs will stabilize the U.S. financial system, and such legislation and programs may adversely affect us.

There has been much legislative and regulatory action in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. There can be no assurance, however, as to the actual impact that the legislation and its implementing regulations or any other governmental program will have on the financial markets. The failure of the actions by the legislators, the regulatory bodies or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, and access to credit or the trading price of the Company’s common shares.

Contemplated and proposed legislation, state and federal programs, and increased government control or influence may adversely affect the Company by increasing the uncertainty in the Company’s lending operations and expose it to increased losses, including legislation that would allow bankruptcy courts to permit modifications to mortgage loans on a debtor’s primary residence, moratoriums on a mortgagor’s right to foreclose on property, and requirements that fees be paid to register other real estate owned property. Statutes and regulations may be altered that may potentially increase costs to service and underwrite mortgage loans. Additionally, federal intervention and operation of formerly private institutions may adversely affect the Company’s rights under contracts with such institutions and the way in which the Company conducts business in certain markets.

Business Risks

Company Risks

The Company may be adversely affected by economic conditions in its market area.

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

Deteriorating credit quality, particularly in real estate loans, has adversely impacted the Company and may continue to adversely impact the Company.

Early in 2008 the Company began to experience a downturn in the overall credit performance of the loan portfolio, as well as acceleration in the deterioration of general economic conditions. This deterioration, including a significant increase in national and regional unemployment levels, is the primary driver of the increased stress being placed on some borrowers and is negatively impacting their ability to repay. These conditions resulted in a $15.4 million increase in non-performing assets and loans over 90 days past due during 2008. The Company’s allowance for loan losses increased $1.5 million to $5.7 million at December 31, 2008, compared to $4.2 million at December 31, 2007. Additional increases in loan loss reserves may be necessary in the future. Continued deterioration in the quality of the loan portfolio can have a material adverse effect on capital, financial condition, and results of operations.

The Bank’s concentrations of loans could result in higher than normal risk of loan defaults and losses.

The Bank offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. The majority of the loans are secured by real estate (both residential and commercial) in the market area. At December 31, 2008, these loans totaled $378.4 million, or 84%, of total loans. A major change in the real estate market, such as further deterioration in the value of this collateral, or in the local or national economy, could adversely affect customers’ ability to pay these loans, which in turn could impact the Bank. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and the Bank tries to limit exposure to this risk by monitoring extensions of credit carefully. The Bank cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

The Company relies on secondary sources, such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet liquidity needs.

In managing the Company’s consolidated balance sheet, the Company depends on secondary sources to provide sufficient liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our clients. Other sources of funding available to us, and upon which we rely as regular components of our liquidity risk management strategy, include federal funds lines of credit, sales of securities and loans, brokered deposits and borrowings from the Federal Home Loan Bank system. Any occurrence that may limit our access to these sources, such as a decline in the confidence of debt purchasers, or our depositors or counterparties, may adversely affect the Company’s liquidity.

If the Company needs additional capital in the future, it may not be able to obtain it on terms that are favorable. This could negatively affect the Company’s performance and the value of its common stock.

The Company anticipates that it will have sufficient capital to support asset growth and potential loan charge-offs. However, additional capital may be needed in the future to maintain capital levels. The ability to raise capital through the sale of additional securities will depend primarily upon the Company’s financial condition and the condition of financial markets at that time. The Company may not be able to obtain additional capital in the amounts or on terms that are satisfactory. The Company’s ability to grow its balance sheet may be constrained if it is unable to raise additional capital as needed.

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

The Company’s long-term business strategy calls for continued growth. The Company may not be able to successfully manage growth or implement growth strategies, which may adversely affect results of operations and financial condition.

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

When the Company continues to implement its growth strategies by opening new branch offices or acquiring branches or other banks, increased personnel, occupancy and other operating expenses are expected. In the case of new branch offices, the Company must absorb higher expenses while attempting to generate new deposits. Further, there is a time lag involved in redeploying new deposits into attractively priced loans and other earning assets. Thus, plans to branch could depress earnings in the short term, even if the branching strategy is executed efficiently.

The Company relies heavily on its management team and the unexpected loss of any of those personnel could adversely affect operations; the Company depends on the ability to attract and retain key personnel.

The Company’s future operating results depend substantially upon the continued service of its executive officers and key personnel. The Company’s future operating results also depend in significant part upon its ability to attract and retain qualified management, financial, technical, marketing, sales and support personnel. Competition for qualified personnel is intense, and the Company cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for the Company to hire personnel over time.

Our ability to retain key officers and employees may be further impacted by legislation and regulation affecting the financial services industry. For example, Section 7001 of the ARRA amended Section 111 of the EESA in its entirety, significantly expanding the executive compensation restrictions. While the U.S. Treasury must promulgate regulations to implement the restrictions and standards set forth in Section 7001, such restrictions apply to the Company as a participant in the Capital Purchase Program and shall generally continue to apply for as long as any Senior Preferred shares are outstanding. Such restrictions and standards may further impact management’s ability to compete with financial institutions that are not subject to the same limitations as the Company under Section 7001 of the ARRA.

Changes in the Company’s accounting policies or in accounting standards could materially affect how it reports financial results and condition.

From time to time, the Financial Accounting Standards Board (FASB) and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.

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

Negative public opinion could damage our reputation and adversely impact business and revenues.

As a financial institution, the Company’s earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our clients’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract and/or retain clients and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. Negative public opinion could also affect our ability to borrow funds in the unsecured wholesale debt markets.

Industry risks

Regulation by federal and state agencies could adversely affect the profitability of the business.

The Company is heavily regulated by federal and state agencies. This regulation is to protect depositors, the federal deposit insurance fund and the banking system as a whole. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including interpretation or implementation of statutes, regulations, or policies, could affect the Company adversely, including limiting the types of financial services and products it may offer and/or increasing the ability of non-banks to offer competing financial services and products. Also, if the Company does not comply with laws, regulations, or policies, it could receive regulatory sanctions and damage to its reputation.

Under the EESA, Congress has the ability to impose “after-the-fact” terms and conditions on participants in the Capital Purchase Program administered under the Troubled Asset Relief Program. As a participant in the Capital Purchase Program, the Company is subject to any such retroactive legislation.

Future success is dependent on the ability to compete effectively in the highly competitive banking industry.

The Company faces vigorous competition from other financial institutions, including other commercial banks, savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in its market area. A number of these other financial institutions are significantly larger than the Company and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. To a limited extent the Company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, insurance companies and governmental organizations which may offer more favorable products and services than the Company. Many of the non-bank competitors are not subject to the same extensive regulations that govern the Company. As a result, the non-bank competitors have advantages over the Company in providing certain services. This competition may reduce or limit profit margins and market share and may adversely affect the results of operations and financial condition.

The Company may not pay dividends on common shares.

Holders of the Company’s common shares are only entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. Although the Company has historically declared cash dividends on common shares, it is not required to do so and may reduce or eliminate common shares dividends in the future. This could adversely affect the market price of the Company’s common shares. Also, the Company’s ability to increase its dividend or to make other distributions is restricted due to participation in the Capital Purchase Program, which limits (without the consent of the Treasury) its ability to increase its dividend or to repurchase common shares for so long as any securities issued under such program remain outstanding.

The Company’s ability to receive dividends from its subsidiaries accounts for most of its revenue and could affect liquidity and the ability to pay dividends.

The Company is a separate and distinct legal entity from its subsidiaries, including First Bank. The Company receives substantially all of its revenue from dividends from First Bank. These dividends are the principal source of funds to pay dividends on common and preferred stock and interest and principal on debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay the Company. Limitations on the Company’s ability to receive dividends from its subsidiary could have a material adverse effect on liquidity and on the ability to pay dividends on common shares. Additionally, if the Bank’s earnings are not sufficient to make dividend payments to the Company while maintaining adequate capital levels, the Company may not be able to make dividend payments to its common shareholders.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following describes the location and general character of the principal offices of the Company.

The Company owns the headquarters building located at 112 West King Street, in Strasburg, Virginia. This location also serves as the Bank’s Strasburg Financial Center, which primarily serves the banking needs of northern Shenandoah County customers. This three story building also houses administrative employees, including human resources and marketing. Loan and deposit operations, data processing and information technology employees are housed in the Operations Center. Financial accounting is housed in the Winchester Financial Center. Financial centers provide full service banking, including loan, deposit, trust and investment advisory services, while the bank branches primarily focus on depository and consumer lending functions. The following table provides the name, location, year opened and type of the Company’s locations:

Name	Location	Year Opened	Type	Owned/Leased
Strasburg Financial Center	112 West King Street Strasburg, Virginia	1927	Financial Center	Owned

Front Royal Express	508 North Commerce Avenue Front Royal, Virginia	1985	Branch	Leased

Kernstown	3143 Valley Pike Winchester, Virginia	1994	Branch	Owned

South Woodstock	860 South Main Street Woodstock, Virginia	1995	Branch	Owned

North Loudoun	661 North Loudoun Street Winchester, Virginia	1998	Branch	Owned

North Woodstock	496 North Main Street Woodstock, Virginia	1999	Branch	Leased

Front Royal Financial Center	1717 Shenandoah Avenue Front Royal, Virginia	2002	Financial Center	Owned

Winchester Financial Center	1835 Valley Avenue Winchester, Virginia	2003	Financial Center	Owned

Mount Jackson Financial Center	5304 Main Street Mount Jackson, Virginia	2004	Financial Center	Owned

Sherando Financial Center	695 Fairfax Pike Stephens City, Virginia	2006	Financial Center	Owned

Winchester West Financial Center	208 Crock Wells Mill Drive Winchester, Virginia	2006	Financial Center	Owned

Operations Center	406 Borden Mowery Drive Strasburg, Virginia	2008	Operations Center	Owned

Rental expense for the leased locations totaled $36 thousand for the year ended December 31, 2008. The lease for the Front Royal Express property expires on April 30, 2009 with a renewal option through April 30, 2013. The lease for the North Woodstock property expires on May 31, 2016, without a renewal option.

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

Market Prices and Dividends

Shares of the common stock of the Company are traded on the over-the-counter (OTC) market and quoted in the OTC Bulletin Board under the symbol “FXNC.” As of March 20, 2009 the Company had approximately 682 shareholders of record and at least 523 additional beneficial owners of shares of common stock.

Following are the high and low prices of sales of common stock known to the Company, along with the dividends that were paid quarterly in 2008 and 2007.

	Market Prices and Dividends (per share)
	Sales Price ($)		Dividends ($) (1)
	High	Low
2008:
1st quarter	23.89	21.00	0.14
2nd quarter	23.45	19.45	0.14
3rd quarter	21.50	19.10	0.14
4th quarter	20.00	14.75	0.14
2007:
1st quarter	28.00	25.87	0.13
2nd quarter	28.50	24.00	0.13
3rd quarter	24.25	21.50	0.13
4th quarter	25.00	21.50	0.14

(1)      The Company increased its annual dividend to $0.56 per share in 2008, which represented a dividend payout ratio of 38.61%. The dividend per share and dividend payout ratio in 2007 was $0.53 and 26.79%, respectively. The dividend payout ratio is computed by dividing aggregate cash dividends by net income.

Dividend Policy

The Company’s future dividend policy is subject to the discretion of its Board of Directors and will depend upon a number of factors, including future earnings, financial condition, liquidity and capital requirements of both the Company and the Bank, applicable governmental regulations and policies and other factors deemed relevant by its Board of Directors.

The Company is organized under the Virginia Stock Corporation Act, which prohibits the payment of a dividend if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business. The payment of a dividend is also prohibited if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of any preferred shareholders.

The Company is a legal entity separate and distinct from its subsidiaries. Its ability to distribute cash dividends will depend primarily on the ability of the Bank to pay dividends to it, and the Bank is subject to laws and regulations that limit the amount of dividends that it can pay. As a state member bank, the Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Under Virginia law, a bank may not declare a dividend in excess of its undivided profits. Additionally, under Federal Reserve regulations, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by it in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve. The Federal Reserve and the Commonwealth of Virginia have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the Commonwealth of Virginia and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. Under the Federal Reserve’s regulations, the Bank may not declare or pay any dividend in excess of its net income for the current year plus any retained net income from the prior two calendar years.

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

In connection with our participation in the Capital Purchase Program established by the Treasury under the EESA, the Company issued preferred stock to the Treasury on March 13, 2009. The Preferred Stock is in a superior ownership position compared to common stock. Dividends must be paid to the preferred stock holder before they can be paid to the common stock holder. In addition, prior to March 13, 2012, unless the Company has redeemed the Preferred Stock or the Treasury has transferred the Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement. If the dividends on the Preferred Stock have not been paid for an aggregate of six (6) quarterly dividend periods or more, whether or not consecutive, the Company’s authorized number of directors will be automatically increased by two (2) and the holders of the Preferred Stock will have the right to elect those directors at the Company’s next annual meeting or at a special meeting called for that purpose; these two directors will be elected annually and will serve until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full.

Stock Repurchases

The Company did not repurchase any shares of its common stock during the fourth quarter of 2008.

Stock Performance Graph

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return on the S&P 500, NASDAQ-Total U.S. and the SNL Bank Index $500M-$1B, assuming an investment of $100 in shares of Common Stock on December 31, 2003, and the reinvestment of dividends.

		Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
First National Corporation	$100.00	$128.05	$167.93	$170.70	$145.29	$107.83
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $500M-$1B	100.00	113.32	118.18	134.41	107.71	69.02

Item 6.	Selected Financial Data

The following is selected financial data for the Company for the last five years. This information has been derived from audited financial information included in Item 8 of this Form 10-K.

	Years Ended December 31,
	(in thousands except ratios and per share amounts)
	2008	2007	2006	2005	2004
Results of Operations
Interest and dividend income	$30,913	$35,501	$32,947	$26,013	$20,520
Interest expense	12,793	17,401	15,392	9,786	7,220
Net interest income	18,120	18,100	17,555	16,227	13,300
Provision for loan losses	1,994	398	378	838	810
Net interest income after provision for loan losses	16,126	17,702	17,177	15,389	12,490
Noninterest income	5,951	6,072	5,170	4,371	4,431
Noninterest expense	16,014	15,286	13,783	11,834	10,783
Income before income taxes	6,063	8,488	8,564	7,926	6,138
Income taxes	1,840	2,741	2,766	2,537	1,932
Net income	$4,223	$5,747	$5,798	$5,389	$4,206

Key Performance Ratios
Return on average assets	0.78%	1.09%	1.15%	1.22%	1.12%
Return on average equity	10.65%	16.52%	18.49%	19.48%	17.01%
Net interest margin	3.63%	3.71%	3.74%	3.96%	3.84%
Efficiency ratio(1)	65.66%	62.22%	59.95%	56.26%	59.89%
Dividend payout	38.61%	26.79%	24.65%	24.41%	28.51%

Per Share Data(2)
Net income, basic and diluted	$1.45	$1.98	$1.99	$1.84	$1.44
Cash dividends	0.56	0.53	0.49	0.45	0.41
Book value at period end	13.41	12.95	11.14	10.06	8.93

Financial Condition
Assets	$548,237	$541,565	$527,944	$474,988	$408,825
Loans, net	446,327	445,380	423,151	374,322	320,197
Securities	58,238	57,503	60,340	71,078	63,366
Deposits	447,493	445,142	435,044	377,657	320,945
Shareholders’ equity	39,185	37,859	32,555	29,391	26,100
Average shares outstanding, diluted(2)	2,913	2,906	2,917	2,923	2,924

Capital Ratios
Leverage	9.10%	9.53%	8.76%	8.20%	8.44%
Risk-based capital ratios:
Tier 1 capital	10.52%	10.89%	10.43%	9.68%	10.37%
Total capital	11.72%	11.80%	11.34%	10.59%	11.25%

(1)

The efficiency ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income excluding securities gains and losses. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Net interest income on a tax equivalent basis was $18,442, $18,391, $17,824, $16,529 and $13,572 for 2008, 2007, 2006, 2005 and 2004, respectively. Non-interest income excluding securities gains and losses was $5,949, $6,175, $5,167, $4,511 and $4,431 for 2008, 2007, 2006, 2005 and 2004, respectively. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP.” See “Non-GAAP Financial Measures” included in Item 7 of this Form 10-K.

(2)	Amounts have been restated to reflect a two-for-one stock split that was declared on March 16, 2005 and payable on April 29, 2005 to shareholders of record as of March 30, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2008, 2007 and 2006 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

Executive Overview

Recent Market Developments

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the EESA) was signed into law. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (Capital Purchase Program), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of senior preferred stock. In conjunction with the purchase of senior preferred stock, the Treasury will receive, from participating financial institutions, warrants to purchase, upon net settlement, additional stock of such institutions. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the Capital Purchase Program.

On March 13, 2009, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the Purchase Agreement) with the Treasury Department, pursuant to which the Company sold (i) 13,900 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.25 per share and liquidation preference $1,000 per share (the Preferred Stock) and (ii) a warrant (the Warrant) to purchase 695 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the Warrant Preferred Stock), at an exercise price of $1.25 per share, for an aggregate purchase price of $13.9 million in cash. The Treasury immediately exercised the Warrant and, after net settlement, received 695 shares of the Company’s Warrant Preferred Stock, which has a liquidation preference amount of $1,000 per share. Closing of the sale occurred on March 13, 2009 and increased total capital by $13.9 million.

On November 21, 2008, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) adopted a final rule relating to the Temporary Liquidity Guarantee Program (TLG Program). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (NOW) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (IOLTA) held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 5, 2008, the Corporation elected to participate in both guarantee programs.

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

Products, Services, Customers and Locations

The Bank offers loan, deposit, trust and investment products and services through 11 offices, 30 ATMs and its website, www.therespowerinone.com, for both individuals and businesses. Customers include individuals, small and medium-sized businesses, governmental entities and non-profit organizations in the northern Shenandoah Valley region of Virginia.

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

The provision for loan losses and noninterest expense are the two expense categories. The factors management considers when determining the provision for loan losses are loan growth, net charge-offs and other factors. Other factors include, but are not limited to, loss experience over the previous twelve months, specific allocations on impaired loans, economic conditions, asset quality and collateral values. Changes in inflation, economic growth, unemployment and other economic factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The material components of noninterest expense are salaries and employee benefits, which comprise 53% of noninterest expense, and occupancy and equipment expense, comprising 16% of noninterest expense.

Financial Performance

For the year ended December 31, 2008, net income was $4.2 million, or $1.45 per basic and diluted share, a decrease of $1.5 million or 27% compared to $5.7 million, or $1.98 per basic and diluted share, in 2007. The decrease in earnings was primarily a result of a $1.6 million increase in the provision for loan losses. Net interest income was unchanged, noninterest income decreased 2% and noninterest expense increased 5% when comparing 2008 to 2007. Return on average assets was 0.78% for 2008, compared to 1.09% for 2007, and the return on average equity was 10.65% for 2008 compared to 16.52% for 2007.

Net interest income totaled $18.1 million for the year ended December 31, 2008 and for the same period in 2007. The net interest margin decreased 8 basis points and average interest-earning assets increased $11.9 million when comparing the two periods. The net interest margin was 3.63% for the year ended December 31, 2008, compared to 3.71% for the same period in 2007. The decline in the net interest margin during 2008 resulted from higher average balances of non-accrual loans, lower average balances of non-interest bearing deposits and the lower interest rate environment compared to the previous year.

Noninterest income decreased slightly to $6.0 million for the year ended December 31, 2008 from $6.1 million for the same period in 2007. ATM and check card fees increased 15% to $1.1 million for the year ended December 31, 2008, compared to $992 thousand for the same period in 2007. Fee income from trust and investment advisory services increased 12% to $1.3 million for the year ended December 31, 2008, compared to $1.2 million for the same period in 2007. The increase in fee income was a result of higher fees and average assets under management for the year ended December 31, 2008 compared to the same period in 2007. Gains on sales of loans decreased substantially to $119 thousand for the year ended December 31, 2008 from $284 thousand for the same period in 2007. This was related to the decline in residential mortgage activity during the year. Net losses on the sale of premises and equipment totaled $106 thousand for the year ended December 31, 2008, compared to net gains of $363 thousand for the same period in 2007.

For the year ended December 31 2008, noninterest expense increased 5% to $16.0 million, compared to $15.3 million for the same period in 2007. The increase in noninterest expense was driven primarily from higher occupancy and other operating costs.

Worsening asset quality and economic conditions resulted in a loan loss provision of $2.0 million for the year ended December 31, 2008 compared to $398 thousand for the same period in 2007. Net charge-offs were $551 thousand for the year ended December 31, 2008, compared to $169 thousand for the same period in 2007. Non-performing assets and loans 90 days past due and still accruing totaled $17.7million compared to $2.3 million one year ago. The higher levels of these assets were primarily attributable to the contraction of the local housing market and the impact to local builders and real estate developers. At December 31, 2008, non-performing assets consisted of $8.5 million in commercial real estate loans, $4.3 million in other real estate owned, $2.9 million in residential development loans and $1.1 million in residential real estate loans. Management continues to evaluate and monitor loans with higher levels of risk, and as a result, believes the allowance for loan losses was sufficient at December 31, 2008. The Company allocated additional resources to enhance credit administration during 2008 and to improve risk management of the loan portfolio.

Total assets were $548.2 million at December 31, 2008 compared to $541.6 million at December 31, 2007. Lower levels of deposits in the Company’s market area have impacted asset growth. The Company’s trust and investment advisory group had assets under management of $174.0 million at December 31, 2008 compared to $200.1 million at December 31, 2007. This decrease was a result of the decline in the financial markets and the related impact to the fair value of assets under management during 2008. Assets managed by the trust and investment advisory group are not held on the Company’s balance sheet.

Management Outlook

The Company does not expect significant balance sheet growth during 2009 based on current and anticipated economic conditions. The contraction of the housing market, rising unemployment rates and other factors have directly impacted customer deposit balances and loan demand. Based on Company forecasts, the net interest margin is anticipated to be lower during 2009 compared to 2008, but is expected to stabilize during the first quarter of 2009 after experiencing compression during the fourth quarter of 2008 from Federal Reserve rate cuts and the reversal of interest income on non-accrual loans. The yield on earning assets is expected to decrease greater than the decrease in the yield on interest-bearing liabilities. Competitive pressure on deposit rates in the local market could have a negative impact on net interest income.

Changing economic conditions, which are caused by factors beyond the Company’s control, may have a direct correlation with the required provision for loan losses. The Company believes that it has identified the loans with the highest risk and has increased the allowance for loan losses accordingly during 2008. Worsening asset quality and economic conditions, in addition to potential higher charge-offs, could impact the provision for loan losses in 2009.

Noninterest income is not expected to change significantly in future periods. Based on recent trends and the outlook for deposit growth, the Company expects service charges on deposit accounts, which primarily consists of overdraft fees, to decrease slightly in 2009. The Company expects noninterest expense to increase in future periods from higher FDIC assessments, occupancy costs and legal and professional fees. The Company remains focused on leveraging existing branches and does not plan to add branch offices in 2009. In addition, the Company has taken action to control expenses, including eliminating pay increases and new employee positions for 2009.

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

	Efficiency Ratio
	(in thousands)
	2008	2007
Noninterest expense	$16,014	$15,286

Tax-equivalent net interest income	$18,442	$18,391
Noninterest income	5,951	6,072
Less: securities gains (losses)	2	(103)

	$24,391	$24,566

Efficiency ratio	65.66%	62.22%

This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2008 and 2007 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	(in thousands)
	2008	2007
GAAP measures:
Interest income - loans	$28,136	$32,538
Interest income - investments and other	2,777	2,963
Interest expense - deposits	10,299	14,049
Interest expense - other borrowings	1,740	2,226
Interest expense - other	754	1,126

Total net interest income	$18,120	$18,100

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$43	$48
Tax benefit realized on non-taxable interest income - municipal securities	279	243

Total tax benefit realized on non-taxable interest income	$322	$291

Total tax-equivalent net interest income	$18,442	$18,391

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower then the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probably losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, net of selling costs, if the loan repayment is collateral dependent. The Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At December 31, 2008, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $57.6 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At December 31, 2008, commercial loans not secured by real estate totaled $53.2 million, or 12% of the total loan portfolio, as compared to $53.0 million, or 12% at December 31, 2007.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At December 31, 2008, commercial real estate loans aggregated $197.9 million, or 44% of the Bank’s gross loans, as compared to $194.4 million, or 43% at December 31, 2007. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. The valuation of commercial collateral is provided by independent fee appraisers who have been approved by the Bank’s Executive Vice President - Loan Administration. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and carefully evaluates the location and environmental condition of the real estate collateral.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at December 31, 2008 and 2007 were $63.7 million, or 14% of gross loans, and $73.5 million, or 16% of gross loans, respectively. The majority of these loans have an average life of approximately one year and reprice monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, typically requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

Residential Real Estate Lending

Residential lending activity may be generated by Bank loan officer solicitations, referrals by real estate professionals and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Executive Vice President - Loan Administration. Typically, the Bank originates fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At December 31, 2008, $116.8 million, or 26% of the Bank’s loan portfolio consisted of one-to-four family loans secured by residential real estate, as compared to $106.4 million, or 24%, at December 31, 2007.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and, if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Bank does require escrows for real estate taxes and insurance for secondary market loans.

The Company does not participate in sub-prime lending practices so issues recently arising in the residential mortgage market from sub-prime lending are not expected to have a direct impact on earnings. Nevertheless, the Company is subject to risks associated with general economic and business conditions in its market area, as well as the condition of the regional residential mortgage market, each of which has been impacted by sub-prime lending and related issues.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans and installment and demand loans. At December 31, 2008, consumer loans, including deposit overdraft balances, were $16.2 million, or 4% of gross loans, as compared to $18.8 million, or 4%, at December 31, 2007. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominately loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings and trust preferred capital notes. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for loan losses, noninterest income and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts; fees charged for other customer services, including trust and investment advisory services; gains and losses from the sale of assets, including loans held for sale, securities and premises and equipment; general and administrative expenses; and income tax expense.

For the year ended December 31, 2008, net income was $4.2 million or $1.45 per basic and diluted share. This is a 27% decrease compared to net income of $5.7 million or $1.98 per basic and diluted shares for 2007. The decrease in earnings was primarily a result of a $1.6 million increase in the provision for loan losses. Net interest income was unchanged, noninterest income decreased 2% and noninterest expense increased 5% when comparing 2008 to 2007. For the year ended December 31, 2007, net income decreased 1% from $5.8 million in 2006. This decrease in earnings was a result of expense growth of 11% that outpaced revenue growth of 6%. The increase in noninterest expense in 2007 was almost entirely offset by a 17% increase in noninterest income and a 3% increase in net interest income.

Net Interest Income

Net interest income was unchanged at $18.1 million for the year ended December 31, 2008, compared to the same period in 2007. The net interest margin decreased 8 basis points and average interest-earning assets increased 2%, or $11.9 million, when comparing the periods. The net interest margin for 2008 was 3.63% compared to 3.71% for 2007. The decline in the net interest margin during 2008 resulted from higher average balances of non-accrual loans, lower average balances of non-interest bearing deposits and the lower interest rate environment compared to the previous year. In 2007, net interest income increased $545 thousand, or 3%, from $17.6 million in 2006.

The net interest margin was 3.63% in 2008, 3.71% in 2007 and 3.74% in 2006. Interest income as a percent of average earning assets was 6.15% in 2008, 7.21% in 2007 and 6.96% in 2006. Interest expense as a percent of average interest-bearing liabilities was 2.52% in 2008, 4.25% in 2007 and 3.94% in 2006. The interest rate spread was 3.12% in 2008, 2.96% in 2007 and 3.02% in 2006. Based on Company forecasts, the net interest margin is expected to be lower during 2009 compared to 2008, but the Company expects the net interest margin to stabilize during the first quarter of 2009 after experiencing compression during the fourth quarter of 2008 from Federal Reserve rate cuts and the reversal of interest income on non-accrual loans. The yield on earning assets is expected to decrease greater than the decrease in the yield on interest-bearing liabilities. Competitive pressure on deposit rates in the local market could also have a negative impact on net interest income.

The following table provides information on average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2008, 2007 and 2006, as well as amounts and rates of tax equivalent interest earned and interest paid. The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components.

	Average Balances, Income and Expense, Yields and Rates (dollars in thousands) Years Ending December 31,
	2008			2007			2006
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits in other banks	$2,055	$34	1.66%	$2,204	$103	4.67%	$2,046	$111	5.45%
Securities:
Taxable	43,253	2,184	5.05%	48,248	2,359	4.89%	57,984	2,687	4.63%
Tax-exempt (1)	13,469	827	6.14%	11,349	715	6.30%	8,862	641	7.23%

Total securities	56,722	3,011	5.31%	59,597	3,074	5.16%	66,846	3,328	4.98%
Loans: (2)
Taxable	446,520	28,051	6.28%	431,613	32,444	7.52%	404,777	29,574	7.31%
Tax-exempt (1)	2,141	128	6.01%	2,282	142	6.20%	2,493	158	6.32%

Total loans	448,661	28,179	6.28%	433,895	32,586	7.51%	407,270	29,732	7.30%
Federal funds sold	682	11	1.62%	502	29	5.75%	898	45	4.99%

Total earning assets	508,120	31,235	6.15%	496,198	35,792	7.21%	477,060	33,216	6.96%
Less: allowance for loan losses	(4,547)			(3,985)			(3,770)
Total nonearning assets	35,452			34,012			30,838

Total assets	$539,025			$526,225			$504,128

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$56,977	$778	1.37%	$56,823	$1,613	2.84%	$53,806	$1,362	2.53%
Money market accounts	16,636	304	1.83%	6,674	87	1.30%	11,144	197	1.77%
Savings accounts	87,928	1,233	1.40%	112,702	4,188	3.72%	79,613	2,649	3.33%
Certificates of deposit:
Less than $100,000	98,231	3,820	3.89%	95,178	4,276	4.49%	90,618	3,623	4.00%
Brokered deposits	28,019	974	3.48%	1,183	59	4.99%	—	—	—
Greater than $100,000	78,859	3,190	4.04%	78,666	3,826	4.86%	83,334	3,807	4.57%

Total interest-bearing deposits	366,650	10,299	2.81%	351,226	14,049	4.00%	318,515	11,638	3.65%
Federal funds purchased	4,575	112	2.44%	3,044	170	5.57%	4,493	246	5.47%
Company obligated mandatorily redeemable capital securities	9,997	642	6.42%	12,372	956	7.73%	9,988	764	7.65%
Other borrowings	41,241	1,740	4.22%	42,784	2,226	5.20%	56,979	2,744	4.82%

Total interest-bearing liabilities	422,463	12,793	3.03%	409,426	17,401	4.25%	389,975	15,392	3.94%
Noninterest-bearing liabilities
Demand deposits	74,883			78,947			81,160
Other liabilities	2,019			3,064			1,634

Total liabilities	499,365			491,437			472,769
Shareholders’ equity	39,660			34,788			31,359

Total liabilities and shareholders’ equity	$539,025			$526,225			$504,128

Net interest income		$18,442			$18,391			$17,824

Interest rate spread			3.12%			2.96%			3.02%
Interest expense as a percent of average earning assets			2.52%			3.51%			3.23%
Net interest margin			3.63%			3.71%			3.74%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $322 thousand, $291 thousand and $269 thousand for 2008, 2007 and 2006, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

	Volume and Rate (in thousands) Years Ending December 31,
	2008			2007
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Interest-bearing deposits in other banks	$(7)	$(62)	$(69)	$10	$(18)	$(8)
Loans	1,164	(5,557)	(4,393)	1,991	879	2,870
Loans, tax-exempt	(9)	(5)	(14)	(13)	(3)	(16)
Securities	(256)	81	(175)	(489)	161	(328)
Securities, tax-exempt	130	(18)	112	136	(62)	74
Federal funds sold	18	(36)	(18)	(24)	8	(16)

Total earning assets	$1,040	$(5,597)	$(4,557)	$1,611	$965	$2,576

Checking	$4	$(839)	$(835)	$79	$172	$251
Money market accounts	170	47	217	(66)	(44)	(110)
Savings accounts	(770)	(2,185)	(2,955)	1,198	341	1,539
Certificates of deposits:
Less than $100,000	145	(601)	(456)	239	473	712
Brokered deposits	915	—	915
Greater than $100,000	10	(646)	(636)	(140)	159	19
Federal funds purchased	496	(554)	(58)	(81)	5	(76)
Company obligated mandatorily redeemable capital securities	(167)	(147)	(314)	184	8	192
Other borrowings	(78)	(408)	(486)	(762)	244	(518)

Total interest-bearing liabilities	$725	$(5,333)	$(4,608)	$651	$1,358	$2,009

Change in net interest income	$315	$(264)	$51	$960	$(393)	$567

Noninterest Income

Noninterest income decreased $121 thousand, or 2%, in 2008 compared to an increase of $902 thousand, or 17%, in 2007. ATM and check card fees increased $144 thousand, or 15%, in 2008, compared to an increase of $184 thousand, or 23%, in 2007. Fee income from trust and investment advisory services increased $141 thousand, or 12%, in 2008, compared to an increase of $270 thousand, or 29%, in 2007. These increases in fee income were a result of higher fees and average assets under management during 2008 when compared to 2007 and during 2007 when compared to 2006. Gains on sales of loans decreased 58% from $284 thousand to $119 thousand for the year ended December 31, 2008. This was related to the decline in residential mortgage activity during the year. Gains on sales of loans increased 37% in 2007 compared to the same period in 2006. Net losses on the sale of premises and equipment totaled $106 thousand for the year ended December 31, 2008, compared to net gains of $363 thousand for the same period in 2007 and no net gains or losses in 2006. Net losses in 2008 were a result of the disposal of obsolete signage in conjunction with the Company’s re-branding. Net gains in 2007 resulted primarily from the sale of a potential branch site.

Noninterest income is not expected to change significantly in future periods. Based on recent trends and the outlook for deposit growth, the Company expects service charges on deposit accounts, which primarily consist of overdraft fees, to decrease slightly in 2009.

Noninterest Expense

In 2008, noninterest expense increased $728 thousand, or 5%, over 2007. The increase in noninterest expense was driven primarily from occupancy and other operating costs. In 2007, noninterest expense increased $1.5 million, or 11%, over 2006. The increase in expenses in 2007 was primarily attributable to the full year impact of two new office locations during the second and third quarters of 2006.

The Company expects noninterest expense to increase in 2009 compared to 2008 from higher FDIC assessments, occupancy costs and legal and professional fees. However, the Company remains focused on leveraging existing offices and does not plan to add physical locations or new employee positions during 2009. In addition, the Company has taken actions to control expenses, including eliminating pay increases during 2009.

Income Taxes

The Company has adopted FASB Statement No. 109, “Accounting for Income Taxes.” For a more detailed discussion of the Company’s tax calculation, see Note 9 to the consolidated financial statements, included in Item 8 of this Form 10-K.

Financial Condition

General

Total assets were $548.2 million at December 31, 2008 compared to $541.6 million at December 31, 2007. Minimal balance sheet growth resulted from contracting deposits in the Bank’s market. The Bank’s trust and investment advisory group had assets under management of $174.0 million at December 31, 2008 compared to $200.1 million at December 31, 2007. This decrease was a result of the decline in the financial markets and the related impact to the fair value of assets under management during 2008. Assets managed by the trust and investment advisory group are not held on the Company’s balance sheet.

The Company does not expect significant balance sheet growth during 2009 based on current and anticipated economic conditions. The contraction of the housing market, rising unemployment rates and other factors have directly impacted customer deposit balances and loan demand.

Loans

The Bank is an active lender with a loan portfolio that includes commercial and residential real estate loans, commercial loans, consumer loans, construction loans and home equity loans. The Bank’s lending activity is concentrated on individuals, small and medium-sized businesses and local governmental entities in its market area. As a provider of community-oriented financial services, the Bank does not attempt to geographically diversify its loan portfolio by undertaking significant lending activity outside its market area. The Bank’s loan portfolio is summarized in the table below for the periods indicated.

	Loan Portfolio (in thousands) At December 31,
	2008	2007	2006	2005	2004
Commercial, financial, and agricultural	$56,354	$55,172	$53,004	$42,942	$37,508
Real estate - construction	63,744	73,478	60,913	49,748	42,538
Real estate - mortgage:
Residential (1-4 family)	116,821	106,378	112,323	99,442	94,960
Secured by farmland	1,702	1,789	2,507	2,195	2,298
Other real estate loans	196,163	192,616	168,754	148,805	111,506
Consumer	16,202	18,778	24,655	29,640	31,413
All other loans	991	1,376	4,973	5,078	2,851

Total loans	$451,977	$449,587	$427,129	$377,850	$323,074
Less: allowance for loan losses	5,650	4,207	3,978	3,528	2,877

Loans, net of unearned income and allowance for loan losses	$446,327	$445,380	$423,151	$374,322	$320,197

As shown in the table above, residential real estate loans represented the largest growth in the loan portfolio of $10.4 million, followed by other real estate loans with growth of $3.5 million, which include commercial real estate. Construction loans decreased by $9.7 million and consumer loans decreased by $2.6 million. These changes are reflective of the Bank’s lending strategies and loan demand in the market during the year.

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $378.4 million, or 84% of total loans and $374.3 million, or 83% of total loans at December 31, 2008 and 2007, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is influenced by certain factors including local economic conditions. Construction loans totaled $63.7 million and $73.5 million, or 14% and 16% of total loans, at December 31, 2008 and 2007, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $44.8 million at December 31, 2008, representing 114% of total shareholders’ equity and 10% of total loans. At December 31, 2007, this concentration totaled $43.4 million representing 115% of total shareholders’ equity and 10% of total loans. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this identified risk during the years ended December 31, 2008, 2007 and 2006. The Company monitors risk in this concentration by performing interest rate and vacancy rate stress tests on a quarterly basis.

There was no category of loans that exceeded 10% of outstanding loans at December 31, 2008 that were not disclosed in the above table. The following table sets forth the maturities of the loan portfolio at December 31, 2008:

	Remaining Maturities of Selected Loans (in thousands) At December 31, 2008
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial, financial, and agricultural	$35,211	$19,189	$1,954	$56,354
Real estate construction	36,406	25,562	1,776	63,744
Real estate - mortgage:
Residential (1-4 family)	23,319	47,742	45,760	116,821
Secured by farmland		1,445	257	1,702
Other real estate loans	61,495	125,789	8,879	196,163
Consumer	1,188	14,713	301	16,202
All other loans	454	387	150	991

Total loans	$158,073	$234,827	$59,077	$451,977

For maturities over one year:
Fixed rates	$234,216
Variable rates	59,688

	$293,904

Asset Quality

Management classifies as non-performing assets non-accrual loans, restructured loans and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $4.3 million in foreclosed real estate at December 31, 2008 and $377 thousand at December 31, 2007.

Non-performing assets were $15.9 million and $759 thousand at December 31, 2008 and 2007, representing 3.51% and 0.17% of total loans, respectively. At December 31, 2008, non-performing assets consisted of $8.1 million in commercial real estate loans, $4.3 million in other real estate owned, $2.5 million in residential development loans and $396 thousand in residential real estate loans. The increase in non-performing assets was one of the factors that determined the provision for loan losses during 2008. The provision for loan losses was $2.0 million and $398 thousand for the years ended December 31, 2008 and 2007, respectively. Non-performing assets could increase due to other potential problem loans identified by management totaling $35.3 million at December 31, 2008. Potential problem loans at December 31, 2007 totaled $10.6 million. Certain risks, including the borrower’s ability to pay and the collateral value securing the loan, have been identified that may result in the potential problem loans not being repaid in accordance with their terms. However, the loans are currently performing and $30.7 million of the potential problem loans are generally considered well-secured.

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $5.7 million and $4.2 million at December 31, 2008 and 2007, representing 1.25% and 0.94% of total loans, respectively.

Impaired loans of $12.0 million and $3.3 million at December 31, 2008 and 2007 have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $571 thousand and $12 thousand at December 31, 2008 and 2007. The average recorded investment in impaired loans during 2008 and 2007 was $5.9 million and $952 thousand, respectively.

Non-accrual loans excluded from impaired loan disclosure under SFAS No. 114 amounted to $36 thousand, $78 thousand and $161 thousand at December 31, 2008, 2007 and 2006, respectively. If interest on these loans had been accrued, such income would have approximated $2 thousand, $6 thousand and $22 thousand for 2008, 2007 and 2006, respectively. Loan payments received on non-accrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed below.

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover losses inherent within the loan portfolio. For each period presented, the provision for loan losses charged to expense was based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management considers loss experience over a one-year period, economic conditions, asset quality, collateral values and other relevant factors when evaluating the loan portfolio. There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers. For further discussion regarding the allowance for loan losses, see “Critical Accounting Policies” above. The following table shows a detail of loans charged-off, recovered and the changes in the allowance for loan losses.

	Allowance for Loan Losses (in thousands) At December 31,
	2008	2007	2006	2005	2004
Balance, beginning of period	$4,207	$3,978	$3,528	$2,877	$2,547
Loans charged-off:
Commercial, financial and agricultural	198	44	12	40	65
Real estate-construction	111	—	—	—	—
Real estate-mortgage
Residential (1-4 family)	149	—	—	—	30
Non-farm, non-residential	—	—	—	—	—
Secured by farmland	—	—	—	—	—
Consumer	346	338	236	381	474
All other loans	—	—	—	—	—

Total loans charged off	$804	$382	$248	$421	$569

Recoveries:
Commercial, financial and agricultural	$—	$—	$—	$—	$—
Real estate-construction	—	—	—	—	—
Real estate-mortgage
Residential (1-4 family)	—	—	—	8	—
Non-farm, non-residential	—	—	—	—	—
Secured by farmland	—	—	—	—	—
Consumer	253	213	320	226	89
All other loans	—	—	—	—	—

Total recoveries	$253	$213	$320	$234	$89

Net charge-offs (recoveries)	$551	$169	$(72)	$187	$480
Provision for loan losses	1,994	398	378	838	810

Balance, end of period	$5,650	$4,207	$3,978	$3,528	$2,877

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans.

	Allocation of Allowance for Loan Losses (dollars in thousands) At December 31,
	2008		2007		2006		2005		2004
		Percent of Loans to Total Loans		Percent of Loans to Total Loans		Percent of Loans to Total Loans		Percent of Loans to Total Loans		Percent of Loans to Total Loans
Commercial, financial and agricultural	$964	17.06%	$743	17.66%	$718	18.05%	$566	11.40%	$524	11.61%
Real estate-construction	719	12.72%	568	13.50%	489	12.29%	408	13.17%	347	13.16%
Real estate-mortgage	3,665	64.87%	2,524	60.00%	2,235	56.19%	1,956	66.28%	1,582	64.62%
Consumer	286	5.07%	349	8.29%	448	11.26%	512	7.84%	395	9.72%
All other	16	0.28%	23	0.55%	88	2.21%	86	1.31%	29	0.89%

	$5,650	100.00%	$4,207	100.00%	$3,978	100.00%	$3,528	100.00%	$2,877	100.00%

The following table provides information on the Bank’s non-performing assets at the dates indicated.

	Non-performing Assets (dollars in thousands) At December 31,
	2008	2007	2006	2005	2004
Non-accrual loans	$10,058	$382	$210	$202	$307
Restructured loans	1,527	—	—	—	—

Total non-performing loans	$11,585	$382	$210	$202	$307

Foreclosed property	4,300	377	—	—	270

Total non-performing assets	$15,885	$759	$210	$202	$577

Loans past due 90 days accruing interest	1,824	1,507	511	487	76

Total non-performing assets and past due loans	$17,709	$2,266	$721	$689	$653

Allowance for loan losses to period end loans	1.25%	0.94%	0.93%	0.93%	0.89%

Non-performing assets to period end loans	3.51%	0.17%	0.05%	0.05%	0.18%

Net charge-offs (recoveries) to average loans	0.12%	0.04%	(0.02%)	0.05%	0.17%

Securities

Securities at December 31, 2008 were $58.2 million, an increase of $735 thousand, or 1%, from $57.5 million at the end of 2007. The Company expects to increase its current level of securities in relation to total assets. The Company received proceeds from a $13.9 million investment in its preferred stock on March 13, 2009 and plans to initially invest the proceeds in securities. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of December 31, 2008, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios.

The following table summarizes the fair value of the Company’s securities portfolio on the dates indicated.

	Securities Portfolio (in thousands) At December 31,
	2008	2007	2006
Securities, available for sale
U.S. agency and mortgage-backed securities	$40,199	$40,457	$46,429
Obligations of state and political subdivisions	14,311	13,423	10,366
Other securities	3,728	3,623	3,545

Total securities	$58,238	$57,503	$60,340

The following table shows the maturities of available for sale debt and equity securities at amortized cost and market value at December 31, 2008 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 34% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and re-pricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities available for sale, see Note 2 to the consolidated financial statements, included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis (dollars in thousands) At December 31, 2008
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Available for sale securities:
U.S. agency and mortgage-backed securities
Amortized cost	$—	$2,339	$12,979	$23,978	$39,296
Market value	$—	$2,376	$13,307	$24,516	$40,199
Weighted average yield	0.00%	5.06%	4.81%	5.68%

Obligations of state and political subdivisions
Amortized cost	$—	$1,878	$4,043	$8,834	$14,755
Market value	$—	$1,894	$4,049	$8,368	$14,311
Weighted average yield	0.00%	6.48%	5.76%	5.84%

Other securities
Amortized cost	$—	$—	$—	$3,463	$3,463
Market value	$—	$—	$—	$3,728	$3,728
Weighted average yield	0.00%	0.00%	0.00%	3.80%

Total portfolio
Amortized cost	$—	$4,217	$17,022	$36,275	$57,514
Market value	$—	$4,270	$17,356	$36,612	$58,238
Weighted average yield (1)	0.00%	5.69%	5.04%	5.59%

(1)	Yields on tax-exempt securities have been calculated on a tax-equivalent basis.

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

Deposits

Deposits at December 31, 2008 were $447.5 million, an increase of $2.4 million, from $445.1 million at December 31, 2007. Time deposits, which included brokered deposits, increased $44.4 million or 23% during 2008 to $233.4 million compared to $189.0 million at December 31, 2007. Brokered deposits increased $34.0 million or 227% to $49.0 million compared to $15.0 million at December 31, 2007. Non-interest bearing demand deposits decreased $5.0 million or 6% during 2008. Savings and interest-bearing demand deposits decreased $37.0 million or 21% when comparing the same periods. Although the Company plans to fund future asset growth with local deposits, deposits in the Company’s market have decreased. Funding assets with local deposits will continue to be challenging, and may have a negative impact on the net interest margin. The following tables include a summary of average deposits and average rates paid and maturities of CD’s greater than $100,000.

	Average Deposits and Rates Paid (dollars in thousands) Year Ended December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$74,883	—	$78,947	—	$81,160	—

Interest-bearing deposits:
Interest checking	$56,977	1.37%	$56,823	2.84%	$53,806	2.53%
Money market	16,636	1.83%	6,674	1.30%	11,144	1.77%
Savings	87,928	1.40%	112,702	3.72%	79,613	3.33%
Time deposits:
Less than $100,000	98,231	3.89%	95,178	4.49%	90,618	4.00%
Brokered deposits	28,019	3.48%	1,183	4.99%	—	—
Greater than $100,000	78,859	4.04%	78,666	4.86%	83,334	4.57%

Total interest-bearing deposits	$366,650	2.81%	$351,226	4.00%	$318,515	3.65%

Total deposits	$441,533		$430,173		$399,675

	Maturities of CD’s Greater than $100,000 (in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2008	$21,039	$14,454	$7,558	$36,846	$79,897

Liquidity

Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or with borrowings from correspondent banks or other deposit markets. The Company classifies cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, investment securities and loans maturing within one year as liquid assets. As a result of the Bank’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ borrowing needs.

At December 31, 2008, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year were $163.9 million. At the end of 2008, approximately 47% or $213.5 million of the loan portfolio would mature or re-price within a one-year period. At December 31, 2008, non-deposit sources of available funds totaled $96.6 million, which included $34.6 million available from the Federal Home Loan Bank. During 2008, other borrowing activity included repayment of a fixed rate credit advance in the amount of $10.0 million, repayment of a convertible advance in the amount of $10.0 million and one new adjustable rate credit advance in the amount of $10.0 million. The Bank also borrowed and repaid daily rate credit advances during 2008 as an alternative to purchasing federal funds.

The Bank also maintains federal funds lines with correspondents for short-term liquidity needs totaling $40.0 million at December 31, 2008.

Company Obligated Mandatorily Redeemable Capital Securities

See Note 8 to the consolidated financial statements, included in Item 8 of this Form 10-K, for discussion of company obligated mandatorily redeemable capital securities.

Contractual Obligations

The impact that contractual obligations as of December 31, 2008 are expected to have on liquidity and cash flow in future periods is as follows:

	Contractual Obligations (in thousands)
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Other borrowings	$45,397	$25,136	$20,162	$47	$52
Operating leases	1,090	180	334	315	261

Total	$46,487	$25,316	$20,496	$362	$313

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

At December 31, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(in thousands)
	2008	2007
Commitments to extend credit and unfunded commitments under lines of credit	$48,617	$56,158
Stand-by letters of credit	7,068	7,150
Rate lock commitments	1,911	673

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

At December 31, 2008, the Bank had entered into locked-rate commitments to originate mortgage loans amounting to $1.9 million and had no loans held for sale. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Capital Resources

The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of the Company’s asset and liability levels and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support asset growth and absorb potential losses.

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. Under present regulations, trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. The Company had a ratio of risk-weighted assets to total capital of 11.72% at December 31, 2008 and a ratio of risk-weighted assets to Tier 1 capital of 10.52%. Both of these exceed both the minimum capital requirement and the minimum to be well capitalized under prompt corrective action provisions adopted by the federal regulatory agencies.

The following table summarizes the Company’s Tier 1 capital, Tier 2 capital, risk-weighted assets and capital ratios at December 31, 2008, 2007 and 2006.

	Analysis of Capital (dollars in thousands) At December 31,
	2008	2007	2006
Tier 1 capital:
Common stock	$3,653	$3,653	$3,653
Surplus	1,409	1,453	1,465
Retained earnings	35,196	33,311	29,104
Trust preferred securities	9,279	12,372	11,628
Intangible assets	(68)	(74)	(81)

Total Tier 1 Capital	$49,469	$50,715	$45,769
Tier 2 capital:
Allowance for loan losses	5,650	4,207	3,978

Total Risk-Based Capital	$55,119	$54,922	$49,747

Risk-weighted assets	$470,110	$465,629	$438,763

Capital ratios:
Tier 1 Risk-Based Capital Ratio	10.52%	10.89%	10.43%
Total Risk-Based Capital Ratio	11.72%	11.80%	11.34%
Tier 1 Capital to Average Assets	9.10%	9.53%	8.76%

On March 13, 2009, the Company received an investment in the Company’s preferred stock totaling $13.9 million from the Company’s participation in the TARP Capital Purchase Program. As a result of this investment, the Company expects capital ratios to increase at the end of the first quarter of 2009. The Preferred Stock will pay a dividend of 5% per annum for the first five years and 9% thereafter. The Warrant Preferred Stock will pay a dividend of 9% per annum.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements, included in Item 8 of this Form 10-K, for discussion of recent accounting pronouncements.

Quarterly Results

The table below lists the Company’s quarterly performance for the years ended December 31, 2008, 2007 and 2006.

	2008
	(in thousands, except per share data)
	First	Second	Third	Fourth	Total
Interest and dividend income	$8,440	$7,564	$7,652	$7,257	$30,913
Interest expense	3,788	2,984	3,034	2,987	12,793

Net interest income	4,652	4,580	4,618	4,270	18,120
Provision for loan losses	270	84	385	1,255	1,994

Net interest income after provision for loan losses	4,382	4,496	4,233	3,015	16,126
Noninterest income	1,500	1,535	1,496	1,420	5,951
Noninterest expense	3,817	3,977	3,852	4,368	16,014

Income before income taxes	2,065	2,054	1,877	67	6,063
Income tax expense (benefit)	650	654	593	(57)	1,840

Net income	1,415	1,400	1,284	124	4,223

Net income per share, basic and diluted	$0.49	$0.48	$0.44	$0.04	$1.45

	2007
	(in thousands, except per share data)
	First	Second	Third	Fourth	Total
Interest and dividend income	$8,689	$8,799	$9,081	$8,932	$35,501
Interest expense	4,367	4,368	4,420	4,246	17,401

Net interest income	4,322	4,431	4,661	4,686	18,100
Provision for loan losses	—	67	—	331	398

Net interest income after provision for loan losses	4,322	4,364	4,661	4,355	17,702
Noninterest income	1,290	1,440	1,495	1,847	6,072
Noninterest expense	3,539	3,911	3,830	4,006	15,286

Income before income taxes	2,073	1,893	2,326	2,196	8,488
Income tax expense	670	613	755	703	2,741

Net income	1,403	1,280	1,571	1,493	5,747

Net income per share, basic and diluted	$0.48	$0.44	$0.54	$0.52	$1.98

	2006
	(in thousands, except per share data)
	First	Second	Third	Fourth	Total
Interest and dividend income	$7,478	$8,114	$8,536	$8,819	$32,947
Interest expense	3,119	3,651	4,172	4,450	15,392

Net interest income	4,359	4,463	4,364	4,369	17,555
Provision for loan losses	85	84	109	100	378

Net interest income after provision for loan losses	4,274	4,379	4,255	4,269	17,177
Noninterest income	1,222	1,287	1,276	1,385	5,170
Noninterest expense	3,257	3,477	3,473	3,576	13,783

Income before income taxes	2,239	2,189	2,058	2,078	8,564
Income tax expense	727	709	678	652	2,766

Net income	1,512	1,480	1,380	1,426	5,798

Net income per share, basic and diluted	$0.52	$0.50	$0.47	$0.50	$1.99

Item 8.	Financial Statements and Supplementary Data

To the Shareholders	March 20, 2009
First National Corporation
Strasburg, Virginia

MANAGEMENT’S REPORT REGARDING THE EFFECTIVENESS OF INTERNAL CONTROLS

OVER FINANCIAL REPORTING

The management of First National Corporation (the Corporation) is responsible for the preparation, integrity and fair presentation of the financial statements included in the annual report as of December 31, 2008. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to insure that the Corporation’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained effective internal controls over financial reporting as of December 31, 2008. Management’s assessment did not determine any material weakness within the Corporation’s internal control structure. The Corporation’s annual report does not include an attestation report of the Corporation’s registered public accounting firm, Yount, Hyde & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management’ report was not subject to attestation by YHB pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in its annual report.

The 2008 end of year financial statements have been audited by YHB, the Corporation’s independent accounting firm. Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

First National Corporation

Strasburg, Virginia

We have audited the accompanying consolidated balance sheets of First National Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of First National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia

March 20, 2009

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

December 31, 2008 and 2007

(in thousands, except share and per share data)

	2008	2007
Assets
Cash and due from banks	$8,534	$10,680
Interest-bearing deposits in banks	1,956	2,229
Securities available for sale, at fair value	58,238	57,503
Loans held for sale	—	270
Loans, net of allowance for loan losses, 2008, $5,650 2007, $4,207	446,327	445,380
Foreclosed assets	4,300	377
Premises and equipment, net	21,519	19,405
Interest receivable	1,763	2,227
Other assets	5,600	3,494

Total assets	$548,237	$541,565

Liabilities & Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$73,444	$78,474
Savings and interest-bearing demand deposits	140,670	177,676
Time deposits	233,379	188,992

Total deposits	$447,493	$445,142
Federal funds purchased	2,456	3,409
Other borrowings	45,397	40,564
Company obligated mandatorily redeemable capital securities	9,279	12,372
Accrued interest and other liabilities	4,427	2,219
Commitments and contingencies	—	—

Total liabilities	$509,052	$503,706

Shareholders’ Equity
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2,922,860 shares	$3,653	$3,653
Surplus	1,409	1,453
Retained earnings	35,196	33,311
Unearned ESOP shares	(232)	(379)
Accumulated other comprehensive loss, net	(841)	(179)

Total shareholders’ equity	$39,185	$37,859

Total liabilities and shareholders’ equity	$548,237	$541,565

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three Years ended December 31, 2008

(in thousands, except per share data)

	2008	2007	2006
Interest and Dividend Income
Interest and fees on loans	$28,136	$32,538	$29,678
Interest on federal funds sold	11	29	45
Interest on deposits in banks	34	103	111
Interest and dividends on securities available for sale:
Taxable interest	2,051	2,159	2,466
Tax-exempt interest	545	472	423
Dividends	136	200	224

Total interest and dividend income	$30,913	$35,501	$32,947

Interest Expense
Interest on deposits	$10,299	$14,049	$11,638
Interest on federal funds purchased	112	170	246
Interest on company obligated mandatorily redeemable capital securities	642	956	764
Interest on other borrowings	1,740	2,226	2,744

Total interest expense	$12,793	$17,401	$15,392

Net interest income	$18,120	$18,100	$17,555
Provision for loan losses	1,994	398	378

Net interest income after provision for loan losses	$16,126	$17,702	$17,177

Noninterest Income
Service charges on deposit accounts	$2,878	$2,992	$2,730
ATM and check card fees	1,136	992	808
Trust and investment advisory fees	1,329	1,188	918
Fees for other customer services	361	317	296
Net gains (losses) on sale of securities available for sale	2	(103)	3
Net gains (losses) on sale of premises and equipment	(106)	363	—
Net gains on sale of loans	119	284	207
Other operating income	232	39	208

Total noninterest income	$5,951	$6,072	$5,170

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Three years ended December 31, 2008

(in thousands, except per share data)

	2008	2007	2006
Noninterest Expense
Salaries and employee benefits	$8,485	$8,365	$7,451
Occupancy	1,175	952	805
Equipment	1,391	1,277	1,194
Marketing	510	541	598
Stationery and supplies	457	515	473
Legal and professional fees	696	628	609
ATM and check card fees	657	532	405
Other operating expense	2,643	2,476	2,248

Total noninterest expense	$16,014	$15,286	$13,783

Income before income taxes	$6,063	$8,488	$8,564

Provision for income taxes	1,840	2,741	2,766

Net income	$4,223	$5,747	$5,798

Earnings per common share, basic and diluted	$1.45	$1.98	$1.99

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three years ended December 31, 2008

(in thousands)

	2008	2007	2006
Cash Flows from Operating Activities
Net income	$4,223	$5,747	$5,798
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,201	1,127	1,013
Origination of loans held for sale	(8,393)	(17,833)	(14,908)
Proceeds from sale of loans held for sale	8,782	17,952	15,010
Net gains on sales of loans	(119)	(284)	(207)
Provision for loan losses	1,994	398	378
Net (gains) losses on sale of securities available for sale	(2)	103	(3)
Net (gains) losses on sale of premises and equipment	106	(363)	—
Accretion of security discounts	(51)	(36)	(44)
Amortization of security premiums	78	88	152
Compensation expense for ESOP shares allocated	147	167	24
Deferred income tax expense (benefit)	(659)	(261)	41
Changes in assets and liabilities:
(Increase) decrease in interest receivable	464	(189)	(367)
(Increase) decrease in other assets	(667)	526	(1,047)
Increase (decrease) in accrued expenses and other liabilities	(244)	496	429

Net cash provided by operating activities	$6,860	$7,638	$6,269

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$4,793	$11,728	$4,392
Proceeds from maturities, calls, and principal payments of securities available for sale	10,938	13,048	11,732
Purchases of securities available for sale	(16,189)	(21,261)	(5,201)
(Increase) decrease in federal funds sold	—	8,430	(8,430)
Purchase of premises and equipment	(3,421)	(3,367)	(4,697)
Proceeds from sale of premises and equipment	—	801	—
Net increase in loans	(6,864)	(23,004)	(49,208)

Net cash used in investing activities	$(10,743)	$(13,625)	$(51,412)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three years ended December 31, 2008

(in thousands)

	2008	2007	2006
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and savings accounts	$(42,036)	$5,345	$23,139
Net increase in time deposits	44,387	4,753	34,248
Proceeds from other borrowings	131,500	107,800	188,170
Principal payments on other borrowings	(126,667)	(112,986)	(192,642)
Proceeds from issuance of company obligated mandatorily redeemable capital securities	—	—	4,124
Principal payments on company obligated mandatorily redeemable capital securities	(3,093)	—	—
Cash dividends paid	(1,630)	(1,540)	(1,429)
Shares issued to leveraged ESOP	(44)	(12)	(570)
Increase (decrease) in federal funds purchased	(953)	3,409	(8,217)

Net cash provided by financing activities	$1,464	$6,769	$46,823

Increase (decrease) in cash and cash equivalents	$(2,419)	$782	$1,680

Cash and cash equivalents, beginning of year	12,909	12,127	10,447

Cash and cash equivalents, end of year	$10,490	$12,909	$12,127

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$12,883	$17,323	$15,040

Income taxes	$3,019	$2,227	$3,159

Supplemental Disclosures of Noncash Transactions
Unrealized gains on securities available for sale	$302	$833	$289

Transfer from loans to other real estate	$3,923	$377	$—

Change in pension liability	$1,363	$(594)	$1,287

Split dollar liability	$986	$—	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three years ended December 31, 2008

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2005	$3,653	$1,465	$24,735	$—	$(462)		$29,391
Comprehensive income:
Net income	—	—	5,798	—	—	$5,798	5,798

Other comprehensive income, net of tax
Unrealized holding gains arising during the period (net of tax, $99)	—	—	—	—	—	193	—
Reclassification adjustment (net of tax, $1)	—	—	—	—	—	(2)	—

Other comprehensive income (net of tax, $98)	—	—	—	—	191	$191	191

Total comprehensive income						$5,989

Adjustment to initially apply FASB Statement No. 158 (net of tax, $437)	—	—	—	—	(850)		(850)
Shares issued to leveraged ESOP	—	—	—	(570)	—		(570)
Shares acquired by leveraged ESOP	—	—	—	24	—		24
Cash dividends ($0.49 per share)	—	—	(1,429)	—	—		(1,429)

Balance, December 31, 2006	$3,653	$1,465	$29,104	$(546)	$(1,121)		$32,555
Comprehensive income:
Net income	—	—	5,747	—	—	$5,747	5,747
Other comprehensive income, net of tax
Unrealized holding gains arising during the period (net of tax, $248)	—	—	—	—	—	482	—
Reclassification adjustment (net of tax, $35)	—	—	—	—	—	68	—
Pension liability adjustment (net of tax, $202)	—	—	—	—	—	392	—

Other comprehensive income (net of tax, $485)	—	—	—	—	942	$942	942

Total comprehensive income						$6,689

Shares acquired by leveraged ESOP	—	(12)	—	167	—		155
Cash dividends ($0.53 per share)	—	—	(1,540)	—	—		(1,540)

Balance, December 31, 2007	$3,653	$1,453	$33,311	$(379)	$(179)		$37,859
Comprehensive income:
Net income	—	—	4,223	—	—	$4,223	4,223
Other comprehensive loss, net of tax
Unrealized holding gains arising during the period (net of tax, $103)	—	—	—	—	—	201	—
Reclassification adjustment (net of tax, $1)	—	—	—	—	—	(1)	—
Pension liability adjustment (net of tax, $444)	—	—	—	—	—	(862)	—

Other comprehensive loss (net of tax, $342)	—	—	—	—	(662)	$(662)	(662)

Total comprehensive income						$3,561

Effect of initial application of EITF No. 06-4 in regard to split dollar postretirement benefits (net of tax, $335)	—	—	(651)	—	—		(651)
Effect of changing pension plan measurement date pursuant to SFAS No. 158	—	—	(57)	—	—		(57)
Shares acquired by leveraged ESOP	—	(44)	—	147	—		103
Cash dividends ($0.56 per share)	—	—	(1,630)	—	—		(1,630)

Balance, December 31, 2008	$3,653	$1,409	$35,196	$(232)	$(841)		$39,185

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and other real estate owned.

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

Securities

Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. At December 31, 2008 and 2007, all of the Company’s securities were classified as available for sale.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At December 31, 2008, there were no other than temporary declines in fair value. Gains and losses on the sale of securities are recorded on the settlement date and are determined using the specific identification method.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower then the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probably losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. The Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at lower of cost or fair value less cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The Company had $4.3 million in foreclosed real estate at December 31, 2008 and $377 thousand at December 31, 2007.

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

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged Employee Stock Ownership Plan (ESOP) are not considered to be outstanding. See Note 11 for further information on the Company’s ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per share were 2,913,011, 2,906,431 and 2,916,958 at December 31, 2008, 2007 and 2006, respectively.

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense incurred for 2008, 2007 and 2006 was $371 thousand, $344 thousand and $339 thousand, respectively.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) reached a consensus on Emerging Issues Task Force (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (EITF Issue 06-4). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (EITF Issue 06-10). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The Company adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $651 thousand.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 was not material to the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company adopted SFAS 159 effective January 1, 2008. The Company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements, at this time.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Implementation of SAB 109 did not have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS 141(R). FSP 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provision of SFAS 162 to have any impact on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the Company’s financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of another-than-temporary impairment assessment and the related disclosure requirements in SFAS 115, “Accounting for Certain Investments in Debt and

Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of states and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks which have no readily determinable market value. Amortized costs and fair values of securities available for sale at December 31, 2008 and 2007, were as follows:

	2008
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$39,296	$945	$(42)	$40,199
Obligations of states and political subdivisions	14,755	91	(535)	14,311
Corporate equity securities	16	265	—	281
Restricted securities	3,447	—	—	3,447

	$57,514	$1,301	$(577)	$58,238

	2007
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$40,348	$277	$(168)	$40,457
Obligations of states and political subdivisions	13,334	125	(36)	13,423
Corporate equity securities	13	224	—	237
Restricted securities	3,386	—	—	3,386

	$57,081	$626	$(204)	$57,503

At December 31, 2008 and 2007, investments in an unrealized loss position that are temporarily impaired were as follows:

	2008
	(in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$2,303	$(42)	$—	$—	$2,303	$(42)
Obligations of states and political subdivisions	8,243	(535)	—	—	8,243	(535)

	$10,546	$(577)	$—	$—	$10,546	$(577)

	2007
	(in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$—	$—	$12,206	$(168)	$12,206	$(168)
Obligations of states and political subdivisions	1,575	(21)	1,544	(15)	3,119	(36)

	$1,575	$(21)	$13,750	$(183)	$15,325	$(204)

The tables above provide information about securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. Securities with unrealized losses are considered temporarily impaired and are primarily a result of interest rate factors. During 2008, thirty-four obligations of states and political subdivisions experienced rating downgrades and two obligations of state and political subdivisions were no longer receiving ratings by Moody’s or S&P. This was the direct result of downgrades of the insurers of these bonds. Although ratings were lowered for the thirty-four securities, they are still considered investment grade. For the two obligations of state and political subdivisions that are no longer rated, the Company evaluates the financial condition of the state and political subdivision on a quarterly basis. The Company has the ability and intent to hold these issues until maturity. At December 31, 2008, there were three agency and mortgage-backed securities and twenty-four obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio that is rated is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.1 years at December 31, 2008.

The amortized cost and fair value of securities available for sale at December 31, 2008 by contractual maturity are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities and restricted securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

	(in thousands)
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	4,217	4,270
Due after five years through ten years	17,022	17,356
Due after ten years	32,812	32,884
Corporate equity securities	16	281
Restricted securities	3,447	3,447

	$57,514	$58,238

Proceeds from sales of securities available for sale during 2008, 2007 and 2006 were $4.8 million, $11.7 million and $4.4 million, respectively. Gross gains of $2 thousand, $4 thousand and $3 thousand were realized on those sales during 2008, 2007 and 2006, respectively. Gross losses of $107 thousand were realized on those sales during 2007.

Securities having a book value of $46.6 million and $47.3 million at December 31, 2008 and 2007 were pledged to secure other borrowings, public deposits and for other purposes required by law.

Note 3. Loans

Loans at December 31, 2008 and 2007 are summarized as follows:

	(in thousands)
	2008	2007
Mortgage loans on real estate:
Construction	$63,744	$73,478
Secured by farm land	1,702	1,789
Secured by 1-4 family residential	116,821	106,378
Other real estate loans	196,163	192,616
Loans to farmers (except those secured by real estate)	3,158	2,144
Commercial and industrial loans (except those secured by real estate)	53,196	53,028
Consumer loans	14,572	18,363
Deposit overdrafts	1,630	415
All other loans	991	1,376

Total loans	$451,977	$449,587
Allowance for loan losses	5,650	4,207

Loans, net	$446,327	$445,380

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $378.4 million, or 83.7% of total loans and $374.3 million, or 83.2% of total loans, at December 31, 2008 and 2007, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is dependent upon local economic conditions. Construction loans totaled $63.7 million and $73.5 million, or 14.1% and 16.3% of total loans at December 31, 2008 and 2007, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $44.8 million at December 31, 2008, representing 114.2% of total equity and 9.9% of total loans. At December 31, 2007, this concentration totaled $43.4 million representing 114.7% of total equity and 9.6% of total loans. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this identified risk during the years ended December 31, 2008, 2007 and 2006.

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 were as follows:

	(in thousands)
	2008	2007	2006
Balance at beginning of year	$4,207	$3,978	$3,528
Provision charged to operating expense	1,994	398	378
Loan recoveries	253	213	320
Loan charge-offs	(804)	(382)	(248)

Balance at end of year	$5,650	$4,207	$3,978

Information about impaired loans as of and for the years ended December 31, 2008 and 2007 is as follows:

	(in thousands)
	2008	2007
Impaired loans for which an allowance has been provided	$1,336	$120
Impaired loans for which no allowance has been provided	10,710	3,229

Total impaired loans	$12,046	$3,349

Allowance provided for impaired loans included in the allowance for loan losses	$571	$12

Average balance in impaired loans	$5,866	$952

Non-accrual loans excluded from impaired loan disclosure under SFAS 114 amounted to $36 thousand, $78 thousand and $161 thousand at December 31, 2008, 2007 and 2006, respectively. If interest on these loans had been accrued, such income would have approximated $2 thousand, $6 thousand and $22 thousand for 2008, 2007 and 2006, respectively. Loans past due greater than ninety days and still accruing interest at December 31, 2008, 2007 and 2006 totaled $3.4 million, $1.5 million and $511 thousand, respectively.

Note 5. Premises and Equipment

Premises and equipment are summarized as follows at December 31, 2008 and 2007:

	(in thousands)
	2008	2007
Land	$5,003	$4,329
Buildings and leasehold improvements	15,457	11,730
Furniture and equipment	9,028	8,121
Construction in process	267	2,398

	$29,755	$26,578
Less accumulated depreciation	8,236	7,173

	$21,519	$19,405

Depreciation expense included in operating expenses for 2008, 2007 and 2006 was $1.2 million, $1.1 million and $1.0 million, respectively.

Note 6. Deposits

The aggregate amount of time deposits, in denominations of $100 thousand or more, was $79.9 million and $77.6 million at December 31, 2008 and 2007, respectively.

The Bank obtains certain deposits through the efforts of third-party brokers. At December 31, 2008 and 2007, brokered deposits totaled $49.0 million and $15.0 million, respectively, and were included in time deposits on the Company’s financial statements.

At December 31, 2008, the scheduled maturities of time deposits were as follows:

(in thousands)
2009	$134,859
2010	57,697
2011	19,901
2012	5,774
2013	15,148

$233,379

Note 7. Other Borrowings

The Bank had unused lines of credit totaling $96.6 million and $80.8 million available with non-affiliated banks at December 31, 2008 and 2007, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta in which the Bank can borrow up to 19% of its assets.

At December 31, 2008 and 2007, the Bank had borrowings from the Federal Home Loan Bank system totaling $45.0 million and $40.0 million, respectively, which mature through March 17, 2011. The interest rate on these borrowings ranged from 0.48% to 5.22% and the weighted average rate was 2.98% at December 31, 2008. The Bank had collateral pledged on these borrowings at December 31, 2008 including residential and commercial real estate loans totaling $52.9 million, securities available for sale with a book value of $26.7 million and Federal Home Loan Bank stock with a book value of $3.0 million.

At December 31, 2008, the Bank had a $165 thousand note payable, secured by a deed of trust, for land purchased to construct a banking office, which requires monthly payments of $2 thousand, and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

At December 31, 2008, the Company had a $232 thousand unsecured note payable, which requires monthly payments of $11 thousand and matures September 12, 2011. The fixed interest rate on this loan is 7.35%.

The contractual maturities of other borrowings at December 31, 2008 were as follows:

(in thousands)
2009	$25,136
2010	10,139
2011	10,023
2012	23
2013	24
Later years	52

$45,397

Note 8. Company Obligated Mandatorily Redeemable Capital Securities

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2008 was 4.47%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

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

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2008, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Note 9. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 with no impact on the financial statements.

Net deferred tax assets consisted of the following components at December 31, 2008 and 2007:

	(in thousands)
	2008	2007
Deferred Tax Assets
Allowance for loan losses	$1,862	$1,326
Interest on non-accrual loans	73	11
Unfunded pension liability	680	235
Split dollar liability	335	—
Accrued bonus	—	111
Other	26	6

	$2,976	$1,689

Deferred Tax Liabilities
Depreciation	748	585
Prepaid pension	189	208
Securities available for sale	246	144
Discount accretion	9	9
Loan origination costs, net	101	56
Other	44	50

	$1,337	$1,052

Net deferred tax assets	$1,639	$637

The provision for income taxes for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	(in thousands)
	2008	2007	2006
Current tax expense	$2,499	$3,002	$2,725
Deferred tax expense (benefit)	(659)	(261)	41

	$1,840	$2,741	$2,766

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2008, 2007 and 2006, due to the following:

	(in thousands)
	2008	2007	2006
Computed tax expense at statutory federal rate	$2,061	$2,886	$2,912
Increase (decrease) in income taxes resulting from:
Tax-exempt interest and dividend income	(188)	(161)	(153)
Other	(33)	16	7

	$1,840	$2,741	$2,766

Note 10. Funds Restrictions and Reserve Balance

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. At December 31, 2008, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent Company, without prior regulatory approval, totaled $8.3 million.

The Bank must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2008 and 2007, the aggregate amounts of daily average required balances were approximately $555 thousand and $2.1 million, respectively.

Note 11. Benefit Plans

Pension Plan

The Bank has a noncontributory, defined benefit pension plan for all full-time employees over 21 years of age with at least one year of credited service. Benefits are generally based upon years of service and average compensation for the five highest-paid consecutive years of service. The Bank’s funding practice has been to make at least the minimum required annual contribution permitted by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. Prior to 2008, the Company used October 1 as a measurement date to determine postretirement benefit obligations. The requirement under SFAS 158 to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The following table provides a reconciliation of the changes in the plan benefit obligation and the fair value of assets for the periods ended December 31, 2008, 2007 and 2006.

	(in thousands)
	2008	2007	2006
Change in Benefit Obligation
Benefit obligation, beginning of year	$4,272	$4,424	$4,172
Service cost	377	279	237
Interest cost	333	265	240
Actuarial (gain)	(381)	(414)	(142)
Benefits paid	(79)	(282)	(83)

Benefit obligation, end of year	$4,522	$4,272	$4,424

Changes in Plan Assets
Fair value of plan assets, beginning of year	$4,192	$3,886	$2,887
Actual return on plan assets	(1,262)	393	206
Employer contributions	—	195	876
Benefits paid	(79)	(282)	(83)

Fair value of assets, end of year	$2,851	$4,192	$3,886

Funded Status, end of year	$(1,671)	$(80)	$(538)

Amount Recognized in Other Liabilities	$(1,671)	$(80)	$(538)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss), net of tax
Net loss	$1,997	$693	$1,290
Prior service cost	12	16	20
Net obligation at transition	(10)	(16)	(23)
Deferred income tax benefit	(680)	(235)	(437)

Amount recognized	$1,319	$458	$850

Weighted Average Assumptions Used to Determine Benefit Obligation
Discount rate used for disclosure	6.00%	6.25%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	5.00%	5.00%

	(in thousands)
	2008	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$302	$279	$237
Interest cost	266	265	240
Expected return on plan assets	(351)	(255)	(231)
Amortization of prior service cost	4	4	3
Amortization of net obligation at transition	(6)	(7)	(6)
Recognized net actuarial loss	13	42	52

Net periodic benefit cost	$228	$329	$295

Other Changes in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive Income (Loss)
Net (gain) loss	$1,303	$(597)	$1,290
Prior service cost	—	—	20
Amortization of prior service cost	(4)	(3)	—
Net obligation at transition	—	—	(23)
Amortization of net obligation at transition	7	6	—

Total recognized in accumulated other comprehensive income	$1,306	$(594)	$1,287

Total Recognized in Net Periodic Benefit Cost and Accumulate Other Comprehensive Income (Loss)	$1,534	$(265)	$1,582

Adjustment to Retained Earnings due to Change in Measurement Date
Service cost	$75	N/A	N/A
Interest cost	67	N/A	N/A
Expected return on plan assets	(88)	N/A	N/A
Amortization of prior service cost	1	N/A	N/A
Amortization of net obligation at transition	(1)	N/A	N/A
Recognized net actuarial loss	3	N/A	N/A

Net periodic benefit cost	$57	N/A	N/A

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.25%	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	5.00%	5.00%

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

The process used to select the discount rate assumption under SFAS 87 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow. A single effective discount rate, rounded to the nearest .25%, is then established that produces an equivalent discounted present value.

The pension plan’s weighted-average asset allocations at the end of the plan year for 2008 and 2007, by asset category were as follows:

	2008	2007
Asset Category
Mutual funds - fixed income	32%	34%
Mutual funds - equity	63%	61%
Other	5%	5%

Total	100%	100%

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

The Company made cash contributions of $170 thousand and $195 thousand for the 2008 and 2007 plan years, respectively, and expects to contribute $426 thousand for the 2009 plan year. The accumulated benefit obligation for the defined benefit pension plan was $2.8 million and $2.3 million at December 31, 2008 and 2007, respectively.

Estimated future benefit payments, which reflect expected future service, as appropriate, were as follows at December 31, 2008:

(in thousands)
2009	$21
2010	28
2011	28
2012	54
2013	60
Years 2014-2018	844

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the plan. The Company makes matching contributions up to the first three percent of an employee’s compensation contributed to the Plan. The amount that the Company matches is contributed for the benefit of the respective employee to the employee stock ownership plan (ESOP). All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after three plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2008, 2007 and 2006, expense attributable to the Plan amounted to $150 thousand, $164 thousand and $162 thousand, respectively.

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

There was no compensation expense for the ESOP for the years ended December 31, 2008 and 2007. Compensation expense for the ESOP was $3 thousand for the year ended December 31, 2006.

Shares of the Company held by the ESOP at December 31, 2008, 2007 and 2006, are as follows:

	2008	2007	2006
Allocated shares	36,980	31,536	25,730
Unreleased shares	8,618	14,093	20,309

Total ESOP shares	45,598	45,629	46,039

Fair value of unreleased shares (in thousands)	$140	$317	$548

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

In September 2006, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). This standard requires a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The Company adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $651 thousand. The related expense recognized during the year ended December 31, 2008 was $59 thousand.

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

At December 31, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(in thousands)
	2008	2007
Commitments to extend credit and unfunded commitments under lines of credit	$48,617	$56,158
Stand-by letters of credit	7,068	7,150
Rate lock commitments	1,911	673

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

At December 31, 2008, the Bank had entered into locked-rate commitments to originate mortgage loans amounting to $1.9 million and had no loans held for sale. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2008 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $76 thousand.

Note 13. Transactions with Related Parties

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers.

At December 31, 2008 and 2007, these loans totaled $9.9 million and $8.6 million, respectively. During 2008, total principal additions were $2.9 million and total principal payments were $1.6 million.

Deposits from related parties held by the Bank at December 31, 2008 and 2007 amounted to $3.5 million and $3.1 million, respectively.

Note 14. Lease Commitments

The Company was obligated under noncancelable leases for banking premises. Total rental expense for operating leases for 2008, 2007 and 2006 was $162 thousand, $74 thousand and $71 thousand, respectively. Minimum rental commitments under noncancelable leases with terms in excess of one year as of December 31, 2008 were as follows:

(in thousands)
Operating Leases
2009	$180
2010	167
2011	167
2012	167
2013	148
2014 and thereafter	261

Total minimum payments	$1,090

Note 15. Dividend Reinvestment Plan

The Company has in effect a Dividend Reinvestment Plan (DRIP) which provides an automatic conversion of dividends into common stock for enrolled shareholders. Stock is purchased on the open market on each dividend payable date.

Shares of common stock can be issued by the Company or purchased in the open market for the additional shares required for the DRIP. The Company purchased 10,193, 7,885 and 6,471 shares on the open market for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 16. Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, the Company has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned (OREO), goodwill and core deposit intangibles.

In October 2008, the FASB issued Staff Position No. 157-3 (FSP 157-3) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financials statements were not issued.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

Level 1	–	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2	–	Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3	–	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008. Securities identified in Note 2 as restricted securities including stock in the Federal Home Loan Bank of Atlanta (FHLB), Federal Reserve Bank (FRB) and the Community Bankers Bank (CBB) are excluded from the table below since there is no ability to sell these securities except when the FHLB, FRB or CBB require redemption based on either the Company’s borrowings at the FHLB or in the case of the FRB changes in certain portions of the Company’s capital.

	Fair Value Measurements at December 31, 2008 Using (in thousands)
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale	$54,791	$281	$54,510	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2008.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at December 31, 2008 (in thousands)
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$765	—	$591	$174

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

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for other financial assets and financial liabilities are discussed below:

Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values.

Loans

For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2008 and 2007, fair value of loan commitments and standby letters of credit was immaterial.

The estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007 were as follows:

	(in thousands)
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term investments	$10,490	$10,490	$12,909	$12,909
Securities	58,238	58,238	57,503	57,503
Loans, net	446,327	438,754	445,380	437,738
Loans held for sale	—	—	270	265
Accrued interest receivable	1,763	1,763	2,227	2,227

Financial Liabilities
Deposits	$447,493	$450,505	$445,142	$445,232
Federal funds purchased	2,456	2,456	3,409	3,409
Other borrowings	45,397	45,998	40,564	40,634
Company obligated mandatorily redeemable capital securities	9,279	11,532	12,372	12,378
Accrued interest payable	1,121	1,121	1,212	1,212

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

Note 17. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations) and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2008 and 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

	(amounts in thousands)
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008:
Total Capital (to Risk Weighted Assets):
Company	$55,119	11.72%	37,609	8.00%	N/A	N/A
Bank	$54,537	11.62%	37,560	8.00%	$46,949	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$49,469	10.52%	18,804	4.00%	N/A	N/A
Bank	$48,887	10.41%	18,780	4.00%	$28,170	6.00%
Tier 1 Capital (to Average Assets):
Company	$49,469	9.10%	21,747	4.00%	N/A	N/A
Bank	$48,887	8.99%	21,745	4.00%	$27,181	5.00%

December 31, 2007:
Total Capital (to Risk Weighted Assets):
Company	$54,922	11.80%	$37,250	8.00%	N/A	N/A
Bank	$54,136	11.64%	$37,196	8.00%	$46,496	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$50,715	10.89%	$18,625	4.00%	N/A	N/A
Bank	$49,929	10.74%	$18,598	4.00%	$27,897	6.00%
Tier 1 Capital (to Average Assets):
Company	$50,715	9.53%	$21,288	4.00%	N/A	N/A
Bank	$49,929	9.40%	$21,257	4.00%	$26,571	5.00%

Note 18. Subsequent Events

On February 24, 2009, at a special meeting, the Company’s shareholders approved the amendment and restatement of the Company’s Articles of Incorporation to authorize the issuance of one million shares of preferred stock. The primary purpose of authorizing preferred stock was to allow the Company to participate in the Capital Purchase Program established by the United States Treasury pursuant to the Emergency Economic Stabilization Act of 2008.

On March 13, 2009, the Company entered into a Letter Agreement and Securities Purchase—Standard Terms (collectively, the Purchase Agreement) with the Treasury Department, pursuant to which the Company sold (i) 13,900 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.25 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock’) and (ii) a warrant (the Warrant) to purchase 695 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the Warrant Preferred Stock), at an exercise price of $1.25 per share, for an aggregate purchase price of $13.9 million in cash. The Treasury immediately exercised the Warrant and, after net settlement, received 695 shares of the Company’s Warrant Preferred Stock, which has a liquidation preference amount of $1,000 per share. The Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. The Warrant Preferred Stock entitles its holder(s) to cumulative dividends at a rate of 9% per annum from the date of issuance.

Note 19. Parent Company Only Financial Statements

FIRST NATIONAL CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2008 and 2007

(in thousands)

	2008	2007
Assets
Cash	$52	$84
Investment in subsidiaries, at cost, plus undistributed net income	47,939	49,677
Other assets	804	947

Total assets	$48,795	$50,708

Liabilities and Shareholders’ Equity

Deferred income tax liability	$90	$76
Note payable	232	379
Company obligated mandatorily redeemable capital securities	9,279	12,372
Other liabilities	9	22

Total liabilities	$9,610	$12,849

Common stock	$3,653	$3,653
Surplus	1,409	1,453
Retained earnings, which are substantially undistributed earnings of subsidiaries	35,196	33,311
Unearned ESOP shares	(232)	(379)
Accumulated other comprehensive loss, net	(841)	(179)

Total shareholders’ equity	$39,185	$37,859

Total liabilities and shareholders’ equity	$48,795	$50,708

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Income

Three Years Ended December 31, 2008

(in thousands)

	2008	2007	2006
Income
Dividends from subsidiary	$5,118	$2,200	$2,000
Other	3	3	26

	$5,121	$2,203	$2,026

Expense
Interest expense	$642	$956	$764
Stationery and supplies	24	27	27
Legal and professional fees	59	42	35
Other	118	141	64

Total expense	$843	$1,166	$890

Income before allocated tax benefits and undistributed income of subsidiary	$4,278	$1,037	$1,136

Allocated income tax benefits	286	395	294

Income before equity in undistributed income of subsidiary	$4,564	$1,432	$1,430

Equity in (distributions in excess of) undistributed income of subsidiary	(341)	4,315	4,368

Net income	$4,223	$5,747	$5,798

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Cash Flows

Three Years Ended December 31, 2008

(in thousands)

	2008	2007	2006
Cash Flows from Operating Activities
Net income	$4,223	$5,747	$5,798
Adjustments to reconcile net income to net cash provided by operating activities:
(Undistributed) distributions in excess of earnings of subsidiaries	341	(4,315)	(4,368)
Compensation expense for ESOP shares allocated	147	167	24
(Increase) decrease in other assets	184	165	(173)
Increase (decrease) in other liabilities	(13)	—	4

Net cash provided by operating activities	$4,882	$1,764	$1,285

Cash Flows from Financing Activities
Proceeds from issuance of company obligated mandatorily redeemable capital securities	$—	$—	$4,124
Distribution of capital to subsidiary	—	—	(4,000)
Principal payments on company obligated mandatorily redeemable capital securities	(3,093)	—	—
Proceeds from other borrowings	—	—	570
Principal payments on other borrowings	(147)	(167)	(24)
Cash dividends paid	(1,630)	(1,540)	(1,429)
Shares issued to leveraged ESOP	(44)	(12)	(570)

Net cash used in financing activities	$(4,914)	$(1,719)	$(1,329)

Increase (decrease) in cash and cash equivalents	$(32)	$45	$(44)

Cash and Cash Equivalents
Beginning	84	39	83

Ending	$52	$84	$39

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2008 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Management’s Report on the Effectiveness of Internal Controls over Financial Reporting.”

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

Information required by this Item is set forth under the headings “Election of Directors – Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” “Committees” and “Director Selection Process” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) The response to this portion of Item 15 is included in Item 8 above.

(2) The response to this portion of Item 15 is included in Item 8 above.

(3) The following documents are attached hereto or incorporated herein by reference to Exhibits:

3.1	Amended and Restated Articles of Incorporation, as amended and restated on March 3, 2009.

3.2	Articles and Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

3.3	Bylaws, as restated in electronic format only as of February 6, 2008 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2008).

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

10.1	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Harry S. Smith. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.2	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and J. Andrew Hershey. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.4	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.5	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.6	Amendment to Employment Agreement, between the Company and Harry S. Smith, Andrew J. Hershey, Dennis A. Dysart and M. Shane Bell.

10.7	Amendment to Employment Agreement, between the Company and Marshall J. Beverley, Jr.

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

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

Date: March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Harry S. Smith	Date: March 27, 2009
President & Chief Executive Officer Director (principal executive officer)

/s/ M. Shane Bell	Date: March 27, 2009
Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Douglas C. Arthur	Date: March 27, 2009
Chairman of the Board of Directors

/s/ Byron A. Brill	Date: March 27, 2009
Vice Chairman of the Board of Directors

/s/ Elizabeth H. Cottrell	Date: March 27, 2009
Director

/s/ Dr. James A. Davis	Date: March 27, 2009
Director

/s/ Christopher E. French	Date: March 27, 2009
Director

/s/ John K. Marlow	Date: March 27, 2009
Director

/s/ W. Allen Nicholls	Date: March 27, 2009
Director

/s/ Henry L. Shirkey	Date: March 27, 2009
Director

/s/ Gerald F. Smith, Jr.	Date: March 27, 2009
Director

/s/ James R. Wilkins, III	Date: March 27, 2009
Director

EXHIBIT INDEX

Number	Document
3.1	Amended and Restated Articles of Incorporation, as amended and restated on March 3, 2009.

3.2	Articles and Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

3.3	Bylaws, as restated in electronic format only as of February 6, 2008 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2008).

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

10.1	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Harry S. Smith. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.2	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and J. Andrew Hershey. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.4	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.5	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.6	Amendment to Employment Agreement, between the Company and Harry S. Smith, Andrew J. Hershey, Dennis A. Dysart and M. Shane Bell.

10.7	Amendment to Employment Agreement, between the Company and Marshall J. Beverley, Jr.

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.