Form 10-Q
period 2009-03-31
FIRST NATIONAL CORP /VA/
filed 2009-05-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2009, 2,922,860 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$6,726	$8,534
Interest-bearing deposits in banks	1,935	1,956
Federal funds sold	14,622	—
Securities available for sale, at fair value	54,107	58,238
Loans held for sale	408	—
Loans, net of allowance for loan losses, 2009, $6,561, 2008, $5,650	443,376	446,327
Premises and equipment, net	21,252	21,519
Interest receivable	1,750	1,763
Foreclosed assets	4,703	4,300
Other assets	6,243	5,600

Total assets	$555,122	$548,237

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$75,471	$73,444
Savings and interest-bearing demand deposits	140,024	140,670
Time deposits	252,458	233,379

Total deposits	$467,953	$447,493
Federal funds purchased	—	2,456
Other borrowings	20,336	45,397
Company obligated mandatorily redeemable capital securities	9,279	9,279
Accrued expenses and other liabilities	4,582	4,427
Commitments and contingencies	—	—

Total liabilities	$502,150	$509,052

Shareholders’ Equity
Preferred stock, $1,000 liquidation preference; 14,595 shares issued and outstanding	$13,906	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2,922,860 shares	3,653	3,653
Surplus	1,389	1,409
Retained earnings	34,819	35,196
Unearned ESOP shares	(177)	(232)
Accumulated other comprehensive loss, net	(618)	(841)

Total shareholders’ equity	$52,972	$39,185

Total liabilities and shareholders’ equity	$555,122	$548,237

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended March 31, 2009 and 2008

(in thousands, except per share data)

	(unaudited) March 31, 2009	(unaudited) March 31, 2008
Interest and Dividend Income
Interest and fees on loans	$6,061	$7,718
Interest on federal funds sold	2	6
Interest on deposits in banks	—	18
Interest and dividends on securities available for sale:
Taxable interest	509	515
Tax-exempt interest	139	133
Dividends	6	50

Total interest and dividend income	$6,717	$8,440

Interest Expense
Interest on deposits	$2,141	$3,033
Interest on federal funds purchased	8	19
Interest on company obligated mandatorily redeemable capital securities	127	223
Interest on other borrowings	248	513

Total interest expense	$2,524	$3,788

Net interest income	$4,193	$4,652
Provision for loan losses	1,171	270

Net interest income after provision for loan losses	$3,022	$4,382

Noninterest Income
Service charges on deposit accounts	$554	$698
ATM and check card fees	269	268
Trust and investment advisory fees	308	330
Fees for other customer services	74	69
Gains on sale of loans	39	37
Gains on sale of securities available for sale	6	—
Other operating income (loss)	(23)	98

Total noninterest income	$1,227	$1,500

Noninterest Expense
Salaries and employee benefits	$2,206	$2,103
Occupancy	331	250
Equipment	335	347
Marketing	135	106
Stationery and supplies	147	111
Legal and professional fees	180	176
ATM and check card fees	170	147
FDIC assessment	92	15
Bank franchise tax	85	89
Other operating expense	582	473

Total noninterest expense	$4,263	$3,817

Income (loss) before income taxes	$(14)	$2,065
Income tax provision (benefit)	(51)	650

Net income	$37	$1,415

Effective dividend and accretion on preferred stock	(44)	—

Net income (loss) available to common shareholders	$(7)	$1,415

Earnings per common share, basic and diluted	$0.00	$0.49

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three months ended March 31, 2009 and 2008

(in thousands)

	(unaudited) March 31, 2009	(unaudited) March 31, 2008
Cash Flows from Operating Activities
Net income	$37	$1,415
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Depreciation and amortization	319	288
Origination of loans held for sale	(3,096)	(3,947)
Proceeds from sale of loans available for sale	2,727	3,576
Gains on sale of loans	(39)	(37)
Provision for loan losses	1,171	270
Gains on sale of securities available for sale	(6)	—
Accretion of security discounts	(21)	(13)
Amortization of security premiums	34	23
Shares acquired by leveraged ESOP	55	27
Changes in assets and liabilities:
(Increase) decrease in interest receivable	13	(44)
Increase in other assets	(643)	(139)
Increase in accrued expenses and other liabilities	40	592

Net cash provided by operating activities	$591	$2,011

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$2,070	$180
Proceeds from maturities, calls, and principal payments of securities available for sale	3,349	2,143
Purchase of securities available for sale	(957)	(1,118)
Increase in federal funds sold	(14,622)	—
Purchase of premises and equipment	(52)	(1,353)
Net decrease in loans	1,377	5,035

Net cash provided by (used in) investing activities	$(8,835)	$4,887

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$1,381	$457
Net increase (decrease) in time deposits	19,079	(5,571)
Proceeds from other borrowings	31,000	10,000
Principal payments on other borrowings	(56,060)	(10,032)
Principal payments on company obligated mandatorily redeemable capital securities	—	(3,093)
Proceeds from issuance of preferred stock	13,900	—
Cash dividends paid	(408)	(407)
Decrease in federal funds purchased	(2,456)	(148)
Shares issued to leveraged ESOP	(20)	—

Net cash provided by (used in) financing activities	$6,416	$(8,794)

Decrease in cash and cash equivalents	$(1,828)	$(1,896)

Cash and Cash Equivalents
Beginning	$10,489	$12,909

Ending	$8,661	$11,013

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three months ended March 31, 2009 and 2008

(in thousands)

	(unaudited) March 31, 2009	(unaudited) March 31, 2008
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,619	$3,874

Income taxes	$—	$934

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale	$338	$728

Transfer from loans to other real estate	$464	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2009 and 2008

(in thousands, except share and per share data)

(unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2007	$—	$3,653	$1,453	$33,311	$(379)	$(179)		$37,859
Comprehensive income:
Net income	—	—	—	1,415	—	—	$1,415	1,415
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $247)	—	—	—	—	—	481	481	481

Total comprehensive income							$1,896

Shares acquired by leveraged ESOP	—	—	—	—	27	—		27
Cash dividends ($0.14 per share)	—	—	—	(407)	—	—		(407)

Balance, March 31, 2008	$—	$3,653	$1,453	$34,319	$(352)	$302		$39,375

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance, December 31, 2008	$—	$3,653	$1,409	$35,196	$(232)	$(841)		$39,185
Comprehensive income:
Net income	—	—	—	37	—		$37	37
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $117)	—	—	—	—	—	—	227	—
Reclassification adjustment (net of tax, $2)	—	—	—	—	—	—	(4)	—

Other comprehensive income (net of tax, $115)	—	—	—	—	—	223	$223	223

Total comprehensive income							$260

Shares acquired by leveraged ESOP	—	—	(20)	—	55	—		35
Cash dividends ($0.14 per share)	—	—	—	(408)	—	—		(408)
Issuance of 13,900 shares of preferred stock	13,900	—	—	—	—	—		13,900
Accretion on preferred stock discount	6	—	—	(6)	—	—		—

Balance, March 31, 2009	$13,906	$3,653	$1,389	$34,819	$(177)	$(618)		$52,972

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2009 and December 31, 2008, the results of operations for the three months ended March 31, 2009 and 2008 and cash flows and changes in shareholders’ equity for the three months ended March 31, 2009 and 2008. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks. All of the Company’s securities were classified as available for sale at March 31, 2009 and December 31, 2008. Amortized costs and fair values were as follows:

	(in thousands)
	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$36,094	$1,073	$(86)	$37,081
Obligations of states and political subdivisions	14,601	217	(355)	14,463
Corporate equity securities	16	213	—	229
Restricted securities	2,334	—	—	2,334

	$53,045	$1,503	$(441)	$54,107

	(in thousands)
	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$39,296	$945	$(42)	$40,199
Obligations of states and political subdivisions	14,755	91	(535)	14,311
Corporate equity securities	16	265	—	281
Restricted securities	3,447	—	—	3,447

	$57,514	$1,301	$(577)	$58,238

Notes to Consolidated Financial Statements

(unaudited)

At March 31, 2009 and December 31, 2008, investments in an unrealized loss position that were temporarily impaired were as follows:

	(in thousands)
	March 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$1,702	$(86)	$—	$—	$1,702	$(86)
Obligations of states and political subdivisions	6,040	(355)	—	—	6,040	(355)

	$7,742	$(441)	$—	$—	$7,742	$(441)

	(in thousands)
	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$2,303	$(42)	$—	$—	$2,303	$(42)
Obligations of states and political subdivisions	8,243	(535)	—	—	8,243	(535)

	$10,546	$(577)	$—	$—	$10,546	$(577)

The tables above provide information about securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. Securities with unrealized losses are considered temporarily impaired and are primarily a result of interest rate factors. During the first quarter of 2009, one obligation of state and political subdivisions experienced a rating downgrade and three obligations of state and political subdivisions were no longer receiving ratings by Moody’s or S&P. This was the direct result of downgrades of the insurers of these bonds. The bond that was downgraded was still considered investment grade. For the three obligations of state and political subdivisions that are no longer rated, the Company evaluates the financial condition of the state and political subdivision on a quarterly basis. The Company has the ability and intent to hold these issues until maturity. At March 31, 2009, there were two U.S. agency and mortgage-backed securities and sixteen obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio that is rated is considered investment grade. The weighted-average repricing term of the portfolio was 3.0 years at March 31, 2009.

Note 3. Loans

Loans at March 31, 2009 and December 31, 2008 are summarized as follows:

	(in thousands)
	March 31, 2009	December 31, 2008
Mortgage loans on real estate:
Construction	$60,047	$63,744
Secured by farm land	1,762	1,702
Secured by 1-4 family residential	117,752	116,821
Other real estate loans	198,630	196,163
Loans to farmers (except those secured by real estate)	3,164	3,158
Commercial and industrial loans (except those secured by real estate)	53,166	53,196
Consumer loans	14,067	14,572
Deposit overdrafts	353	1,630
All other loans	996	991

Total loans	$449,937	$451,977
Allowance for loan losses	6,561	5,650

Loans, net	$443,376	$446,327

Notes to Consolidated Financial Statements

(unaudited)

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $378.2 million, or 84.1% of total loans and $378.4 million, or 83.7% of total loans, at March 31, 2009 and December 31, 2008, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is dependent upon local economic conditions. Construction loans totaled $60.0 million and $63.7 million, or 13.3% and 14.1% of total loans at March 31, 2009 and December 31, 2008, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $44.2 million at March 31, 2009, representing 83.4% of total equity and 9.8% of total loans. At December 31, 2008, this concentration totaled $44.8 million representing 114.2% of total equity and 9.9% of total loans. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this concentration of credit risk during the three month period ended March 31, 2009 and the year ended December 31, 2008.

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the three months ended March 31, 2009 and 2008 and for the year ended December 31, 2008 were as follows:

	(in thousands)
	March 31, 2009	December 31, 2008	March 31, 2008
Balance at beginning of year	$5,650	$4,207	$4,207
Provision charged to operating expense	1,171	1,994	270
Loan recoveries	104	253	73
Loan charge-offs	(364)	(804)	(77)

Balance at end of period	$6,561	$5,650	$4,473

Impaired loans of $14.1 million at March 31, 2009 and $12.0 million at December 31, 2008 have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $826 thousand and $571 thousand at March 31, 2009 and December 31, 2008, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2009 and the year ended December 31, 2008 was $11.6 million and $5.9 million, respectively.

Note 5. Other Borrowings

The Bank had unused lines of credit totaling $125.4 million available with non-affiliated banks at March 31, 2009. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets.

At March 31, 2009, the Bank had borrowings from the FHLB system totaling $20.0 million which mature through March 17, 2011. The interest rate on these notes payable ranged from 2.44% to 5.15% and the weighted average rate was 3.73%. The Bank had collateral pledged on these borrowings, including real estate loans totaling $77.6 million and FHLB stock and other investment securities with a book value of $26.9 million.

At March 31, 2009, the Bank had a $160 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%. The Company also had an unsecured note payable of $177 thousand, which requires monthly payments of $11 thousand and matures September 12, 2011. The fixed interest rate on this loan is 7.35%.

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at March 31, 2009 and December 31, 2008 with the minimum regulatory guidelines were as follows:

			(dollars in thousands)
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009:
Total Capital (to Risk Weighted Assets):
Consolidated	$68,840	14.69%	$37,492	8.00%	N/A	N/A
First Bank	$68,276	14.58%	$37,458	8.00%	$46,822	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$62,973	13.44%	$18,746	4.00%	N/A	N/A
First Bank	$62,414	13.33%	$18,729	4.00%	$28,093	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$62,973	11.49%	$21,917	4.00%	N/A	N/A
First Bank	$62,414	11.42%	$21,860	4.00%	$27,325	5.00%

December 31, 2008:
Total Capital (to Risk Weighted Assets):
Consolidated	$55,119	11.72%	$37,609	8.00%	N/A	N/A
First Bank	$54,537	11.62%	$37,560	8.00%	$46,949	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$49,469	10.52%	$18,804	4.00%	N/A	N/A
First Bank	$48,887	10.41%	$18,780	4.00%	$28,170	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$49,469	9.10%	$21,747	4.00%	N/A	N/A
First Bank	$48,887	8.99%	$21,745	4.00%	$27,181	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2009 was 3.92%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

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

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2009, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three months ended March 31, 2009 and 2008 were as follows:

	For the three months ended March 31,
	2009	2008
Service cost	$76,360	$75,352
Interest cost	67,668	66,604
Expected return on plan assets	(56,766)	(87,771)
Amortization of prior service cost	818	818
Amortization of net obligation at transition	(1,407)	(1,407)
Amortization of net loss	19,821	3,326

Net periodic benefit cost	$106,494	$56,922

Notes to Consolidated Financial Statements

(unaudited)

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008, that it expected to contribute $426 thousand to its pension plan for the 2009 plan year. The Company did not make a contribution to the pension plan for the 2009 plan year during the first quarter of 2009. The Company is planning to make the contribution for the 2009 plan year during the fourth quarter of 2009.

In addition to the defined benefit pension plan, the Company maintains a 401(k) plan and an employee stock ownership plan (ESOP) for eligible employees. The Bank also maintains a Split Dollar Life Insurance Plan that provides life insurance coverage to insurable directors. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information about the Company’s benefit plans.

Note 9. Earnings per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged ESOP are not considered to be outstanding. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information about the Company’s leveraged ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per share were 2,917,172 and 2,910,473 for the three months ended March 31, 2009 and 2008, respectively.

Note 10. Fair Value Measurements

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

Securities available for sale

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009. Securities identified in Note 2 as restricted securities including stock in the Federal Home Loan Bank of Atlanta (FHLB), Federal Reserve Bank (FRB) and the Community Bankers Bank (CBB) are excluded from the table below since there is no ability to sell these securities except when the FHLB, FRB or CBB require redemption based on either the Company’s borrowings at the FHLB or in the case of the FRB changes in certain portions of the Company’s capital.

		Fair Value Measurements at March 31, 2009 Using (in thousands)
Description	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale	$51,773	$229	$51,544	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended March 31, 2009.

Impaired Loans

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

Other real estate owned

Loans are transferred to other real estate owned when the collateral securing them is foreclosed on. The measurement of loss associated with other real estate owned is based on the fair value of the collateral compared to the unpaid loan balance and anticipated costs to sell the property. If there is a contract for the sale of a property, and management reasonably believes the contract will be executed, fair value is based on the sale price in that contract (Level 1). Lacking such a contract, the value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. Any fair value adjustments to other real estate owned are recorded in the period incurred and expensed against current earnings.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at March 31, 2009 (in thousands)
Description	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans	$6,385	$—	$5,660	$725

The following table summarizes the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at March 31, 2009 (in thousands)
Description	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$316	$—	$316	$—

Note 11. Capital Purchase Program

On March 13, 2009, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the Purchase Agreement) with the Treasury Department, pursuant to which the Company sold (i) 13,900 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.25 per share and liquidation preference $1,000 per share (the Preferred Stock) and (ii) a warrant (the Warrant) to purchase 695 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the Warrant Preferred Stock), at an exercise price of $1.25 per share, for an aggregate purchase price of $13.9 million in cash. The Treasury immediately exercised the Warrant and, after net settlement, received 695 shares of the Company’s Warrant Preferred Stock, which has a liquidation preference amount of $1,000 per share. Closing of the sale occurred on March 13, 2009 and increased Tier 1 and total capital by $13.9 million. The Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. The Warrant Preferred Stock will pay cumulative dividends at a rate of 9% per annum from the date of issuance. The discount on the Preferred Stock is amortized over a five year period using the constant effective yield method.

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

•	the successful management of interest rate risk;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	the limited trading market in the Company’s common stock;

•	unprecedented levels of market volatility; and

•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2008.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward- looking statements. In addition, past results of operations do not necessarily indicate future results.

The following discussion and analysis of the financial condition and results of operations of the Company for the three month period ended March 31, 2009 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2008. The results of operations for the three month period ended March 31, 2009 may not be indicative of the results to be achieved for the year.

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

Revenue Sources and Expense Factors

The primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense and typically represents approximately 75% of the Company’s total revenue. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the interest rates paid. In addition to net interest income, noninterest income is the other source of revenue for the Company. Noninterest income is derived primarily from service charges on loans and deposits and fees earned from other services. The Bank generates fee income from other services that include trust and investment advisory services and through the origination and sale of residential mortgages.

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by factors that include loan growth, asset quality, net charge-offs and economic conditions. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the three month period ended March 31, 2009 is salaries and employee benefits, comprising 52% of noninterest expenses, followed by occupancy and equipment expense, comprising 16% of expenses.

Quarterly Performance

Net income totaled $37 thousand for the quarter ended March 31, 2009. After the effective dividend on preferred stock, net loss available to common shareholders was $7 thousand, or $0.00 per basic and diluted share compared to net income of $1.4 million, or $0.49 per basic and diluted share, for the same period in 2008. The decrease in first quarter 2009 earnings was primarily attributable to the provision for loan losses which totaled $1.2 million for the first quarter of 2009 compared to $270 thousand for the same period in 2008. Net interest income decreased 10%, noninterest income decreased 18% and noninterest expense increased 12% when comparing the same periods. Return on assets and return on equity were 0.03% and 0.35%, respectively, for the first quarter of 2009 compared to 1.06% and 14.65% for the same quarter in 2008.

Comparing the quarter ended March 31, 2009 to the quarter ended March 31, 2008, net interest income decreased 10% as a result of a 36 basis point decrease in the net interest margin despite a $4.1 million increase in average interest-earning assets. The net interest margin was 3.38% for the quarter ended March 31, 2009, compared to 3.74% for the same period in 2008. The decline in the net interest margin resulted from reversals of accrued interest on loans placed on non-accrual status during the first quarter combined with the impact of Federal Reserve rate cuts in the fourth quarter of 2008. These rate cuts compressed the margin as funding costs did not fall at the same pace as earning asset yields.

Economic conditions, declines in collateral values and other factors resulted in a loan loss provision of $1.2 million in the first quarter of 2009 compared to $270 thousand for the same period in 2008. Net charge-offs were $260 thousand for the first quarter of 2009 compared to $4 thousand for the same period in 2008. Non-performing assets totaled $17.3 million compared to $15.9 million at December 31, 2008 and $1.8 million at March 31, 2008. The higher levels of non-performing assets were primarily attributable to weak economic conditions, including the contraction of the local housing market and the impact to local builders and real estate developers. At March 31, 2009, non-performing assets consisted of $9.4 million related to commercial real estate loans, $5.7 million related to residential development loans, $1.7 million related to residential real estate loans and $480 thousand related to commercial loans not secured by real estate. Management monitors loans with higher levels of risk, and as a result, believes the allowance for loan losses was adequate at March 31, 2009. The Company allocated additional resources to enhance credit administration during 2008 and will continue to emphasize risk management of the loan portfolio.

Noninterest income decreased 18% to $1.2 million for the first quarter of 2009 compared to $1.5 million for the same quarter of 2008. The decrease in noninterest income was primarily attributable to less overdraft fee income.

Noninterest expense increased 12% to $4.3 million for the first quarter of 2009 compared to $3.8 million for the same quarter of 2008. This increase was attributable to occupancy and other operating expenses. Occupancy expense increased from new lease payments on future branch sites and increased depreciation expense from the new operations center. Other operating expenses increased primarily from higher FDIC assessments and foreclosed property expenses.

Management Outlook

The Company does not expect significant balance sheet growth during the remainder of 2009 based on anticipated economic conditions. It is believed that the contraction of the housing market, rising unemployment rates and other factors have directly impacted customer deposit balances and loan demand. Based on Company forecasts, the net interest margin is expected to remain stable for the remainder of 2009. The potential of additional non-accrual loans and competitive pressure on deposit rates could have a negative impact on the net interest margin.

The Company believes that it has identified the loans with the highest risk and has increased the allowance for loan losses accordingly during the first quarter of 2009. However, factors including economic conditions and regional collateral values may have a direct correlation with the required provision for loan losses. Unfavorable changes in the factors that were considered when evaluating the adequacy of the allowance for loan losses, further credit deterioration, and the potential of higher loan charge-offs, could require elevated levels of provision for loan losses in future periods.

The Company does not anticipate current levels of noninterest income to change in future periods. Based on recent trends and the outlook for deposit growth, service charges on deposit accounts, which primarily consist of overdraft fees, are expected to be lower in 2009 compared to 2008. The Company anticipates noninterest expense to increase in future periods from higher FDIC assessments, occupancy costs and legal and professional fees. The Company remains focused on leveraging existing banking offices and does not plan to build new facilities in 2009. In addition, the Company has implemented plans to control expenses, including eliminating pay increases and new employee positions for 2009.

Non-GAAP Financial Measures

The Company measures the net interest margin as an indicator of profitability. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax-equivalent net interest income is considered in the calculation of this ratio. Tax-equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2009 and 2008 is 34%. The reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

Reconciliation of Net Interest Income to

Tax-Equivalent Net Interest Income

(in thousands)

	For the three months ended
	March 31, 2009	March 31, 2008
GAAP measures:
Interest income - loans	$6,061	$7,718
Interest income - investments and other	656	722
Interest expense - deposits	2,141	3,033
Interest expense - other borrowings	248	513
Interest expense - other	135	242

Total net interest income	$4,193	$4,652

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$10	$11
Tax benefit realized on non-taxable interest income - municipal securities	71	69

Total tax benefit realized on non-taxable interest income	$81	$80

Total tax-equivalent net interest income	$4,274	$4,732

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At March 31, 2009, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $55.1 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At March 31, 2009 and December 31, 2008, commercial loans not secured by real estate totaled $53.2 million, or 12% of total loans.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At March 31, 2009, commercial real estate loans totaled $200.4 million or 45% of the Bank’s total loans, as compared to $197.9 million, or 44%, at December 31, 2008. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. The valuation of commercial real estate collateral is provided by independent fee appraisers who have been approved by the Bank’s Executive Vice President-Loan Administration. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and carefully evaluates the location and environmental condition of the real estate collateral. To further mitigate risk, the Company monitors loan concentrations within the commercial real estate portfolio.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at March 31, 2009 and December 31, 2008, were $60.0 million, or 13% of total loans, and $63.7 million, or 14% of total loans, respectively. The majority of these loans has an average life of approximately one year and reprice monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

Residential Real Estate Lending

Residential lending activity may be generated by Bank loan officer solicitations, referrals by real estate professionals, and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Executive Vice President-Loan Administration. Typically, the Bank originates all fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At March 31, 2009, $117.8 million, or 26%, of total loans consisted of one-to-four-family residential real estate loans as compared to $116.8 million, or 26%, at December 31, 2008.

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

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans and installment and demand loans. At March 31, 2009, consumer loans, including deposit overdraft balances, were $14.4 million, or 3% of gross loans, as compared to $16.2 million, or 4% of gross loans, at December 31, 2008.

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

Net income totaled $37 thousand for the quarter ended March 31, 2009. After the effective dividend on preferred stock, net loss available to common shareholders was $7 thousand, or $0.00 per basic and diluted share compared to net income of $1.4 million, or $0.49 per basic and diluted share, for the same period in 2008. The decrease in first quarter 2009 earnings was primarily attributable to the provision for loan losses which totaled $1.2 million for the first quarter of 2009 compared to $270 thousand for the same period in 2008. Net interest income decreased 10%, noninterest income decreased 16% and noninterest expense increased 12% when comparing the same periods. Return on assets and return on equity were 0.03% and 0.35%, respectively, for the first quarter of 2009 compared to 1.06% and 14.65% for the same quarter in 2008.

Net Interest Income

Comparing the quarter ended March 31, 2009 to the quarter ended March 31, 2008, net interest income decreased 10% as a result of a 36 basis point decrease in the net interest margin despite a $4.1 million increase in average interest-earning assets. The net interest margin was 3.38% for the quarter ended March 31, 2009, compared to 3.74% for the same period in 2008. The decline in the net interest margin resulted from reversals of accrued interest on loans placed on non-accrual status during the first quarter combined with the impact of Federal Reserve rate cuts in the fourth quarter of 2008. These rate cuts compressed the margin as funding costs did not fall at the same pace as earning asset yields.

Based on Company forecasts, the net interest margin is expected to remain stable for the remainder of 2009. However, the potential of additional non-accrual loans and competitive pressure on deposit rates could have a negative impact on the net interest margin.

Provision for Loan Losses

Economic conditions, declines in collateral values and other factors resulted in a loan loss provision of $1.2 million in the first quarter of 2009 compared to $270 thousand for the same period in 2008. Net charge-offs were $260 thousand for the first quarter of 2009 compared to $4 thousand for the same period in 2008. Non-performing assets totaled $17.3 million compared to $15.9 million at December 31, 2008 and $1.8 million at March 31, 2008. The higher levels of non-performing assets were primarily attributable to weakened economic conditions, including the contraction of the local housing market and the impact to local builders and real estate developers. At March 31, 2009, non-performing assets consisted of $9.4 million related to commercial real estate loans, $5.7 million related to residential development loans, $1.7 million related to residential real estate loans and $480 thousand related to commercial loans not secured by real estate. Management continues to evaluate and monitor loans with higher levels of risk, and as a result, believes the allowance for loan losses was adequate at March 31, 2009. The Company allocated additional resources to enhance credit administration during 2008 and will continue to monitor risk within the loan portfolio.

The Company believes that it has identified the loans with the highest risk and has increased the allowance for loan losses accordingly during the first quarter of 2009. However, factors including economic conditions and regional collateral values may have a direct correlation with the required provision for loan losses. Worsening economic conditions and further credit deterioration, in addition to potential higher charge-offs, could require elevated levels of provision for loan losses in future periods.

Noninterest Income

Noninterest income decreased $273 thousand, or 18%, in the first quarter of 2009 compared to $1.5 million for the first quarter of 2008. Service charges on deposit accounts decreased 21% to $554 thousand for the first quarter of 2009 compared to $698 thousand for the same quarter of 2008. The decrease in service charges resulted primarily from less overdraft fee income. Fee income from trust and investment advisory services decreased 7% to $308 thousand for the first quarter of 2009, compared to $330 thousand for the same period in 2008. This decrease was a result of lower fees and average assets under management during the first quarter of 2009 when compared to the same period in 2008.

The Company does not anticipate current levels of noninterest income to change in future periods. Based on recent trends and the outlook for deposit growth, service charges on deposit accounts, which primarily consist of overdraft fees, are expected to be lower in 2009 compared to 2008.

Noninterest Expense

Noninterest expense increased 12% to $4.3 million for the first quarter of 2009 compared to $3.8 million for the same period in 2008. This increase was attributable to occupancy, FDIC assessment and other operating expenses. Occupancy expense increased from new lease payments on future branch sites and increased depreciation expense from the new operations center. Other operating expenses increased primarily from foreclosed property expenses.

The Company anticipates noninterest expense to increase in future periods from higher FDIC assessments, occupancy costs and legal and professional fees. The Company remains focused on leveraging existing banking offices and does not plan to add facilities in 2009. In addition, the Company has implemented plans to control expenses, including eliminating pay increases and new employee positions for 2009.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three month period ended March 31, 2009 and 2008. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Financial Condition

General

Total assets were $555.1 million at March 31, 2009 compared to $548.2 million at December 31, 2008. The Company’s trust and investment advisory group had assets under management of $166.8 million at March 31, 2009 compared to $174.0 million at December 31, 2008. The decrease in assets under management was a result of the decline in the financial markets and the related impact to the fair value of assets under management. Assets managed by the trust and investment advisory group are not held on the Company’s balance sheet.

The Company does not expect significant balance sheet growth during the remainder of 2009 based on current and anticipated economic conditions. The contraction of the housing market, rising unemployment rates and other factors have directly impacted customer deposit balances and loan demand.

Loans

The Bank is an active lender with a loan portfolio that includes commercial and residential real estate loans, commercial loans, consumer loans, construction loans and home equity loans. The Bank’s lending activity is concentrated on individuals, small and medium-sized businesses, local governmental and non-profit entities in its market area. As a provider of community-oriented financial services, the Bank does not attempt to diversify its loan portfolio by undertaking significant lending activity outside its market area. Loans, net of the allowance for loan losses, were $443.4 million and $446.3 at March 31, 2009 and December 31, 2008, respectively.

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $378.2 million, or 84% of total loans and $378.4 million, or 84% of total loans at March 31, 2009 and December 31, 2008, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is influenced by local economic conditions. Construction loans totaled $60.0 million and $63.7 million, or 13% and 14% of total loans at March 31, 2009 and December 31, 2008, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $44.2 million at March 31, 2009, representing 83% of total shareholders’ equity and 10% of total loans. At December 31, 2008, this concentration totaled $44.8 million representing 114% of total shareholders’ equity and 10% of total loans. These loans are included in other real estate loans in the table found in Note 3 of the notes to consolidated financial statements of this Form 10-Q. The Company experienced no loan losses related to this concentration of credit risk during the three month period ended March 31, 2009 and the year ended December 31, 2008. The Company analyzes this concentration by performing interest rate and vacancy rate stress tests on a quarterly basis.

Asset Quality

Management classifies as non-performing assets non-accrual loans, restructured loans and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $4.7 million in OREO at March 31, 2009 and $4.3 million at December 31, 2008.

Non-performing assets were $17.3 million at March 31, 2009, $15.9 million at December 31, 2008 and $1.8 million at March 31, 2008, representing 3.84%, 3.51% and 0.42% of total loans, respectively. The higher levels of non-performing assets were primarily attributable to the contraction of the local housing market and the impact to local builders and real estate developers. At March 31, 2009, non-performing assets consisted of $9.4 million related to commercial real estate loans, $5.7 million related to residential development loans, $1.7 million related to residential real estate loans and $480 thousand related to commercial loans not secured by real estate. The increase in non-performing assets was one of the factors that determined the provision for loan losses during the first quarter of 2009. Non-performing assets could increase due to other potential problem loans identified by management totaling $21.6 million at March 31, 2009. Certain risks, including the borrower’s ability to pay and the collateral value securing the loan, have been identified that may result in the potential problem loans not being repaid in accordance with their terms. However, the loans are currently performing and $20.5 million of the potential problem loans are generally considered well-secured.

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $6.6 million at March 31, 2009 and $5.7 million at December 31, 2008, representing 1.46% and 1.25% of total loans, respectively.

Impaired loans totaled $14.1 million and $12.0 million at March 31, 2009 and December 31, 2008, respectively. These loans have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $826 thousand and $571 thousand at March 31, 2009 and December 31, 2008, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2009 and the year ended December 31, 2008 was $11.6 million and $5.9 million, respectively.

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

Securities

Securities at March 31, 2009 were $54.1 million, a decrease of $4.1 million, or 7%, from $58.2 million at December 31, 2008. On March 13, 2009, the Company received proceeds from a $13.9 million investment in its preferred stock and subsequent to March 31, 2009, began implementing plans to invest the proceeds in securities. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of March 31, 2009, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits were $468.0 million at March 31, 2009, a $20.5 million, or 5%, increase from $447.5 million at December 31, 2008. Time deposits, which include retail and brokered deposits, increased $19.1 million or 8% during the first three months of 2009 to $252.5 million compared to $233.4 million at December 31, 2008. Non-interest bearing demand deposits increased $2.0 million or 3% during the first three months of 2009. Savings and interest-bearing demand deposits decreased slightly to $140.0 million at March 31, 2009 compared to $140.7 million at December 31, 2008.

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

At March 31, 2009, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $189.7 million. At March 31, 2009, 37% or $165.9 million of the loan portfolio would mature within one year. At March 31, 2009, non-deposit sources of available funds totaled $125.4 million, which included $85.4 million available from FHLB. During the first three months of 2009, other borrowing activity included repayment of a fixed rate advance from FHLB in the amount of $10.0 million. The Bank also borrowed and repaid Daily Rate Credit advances as an alternative to purchasing federal funds.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 14.69% at March 31, 2009 and a ratio of Tier 1 capital to risk-weighted assets of 13.44%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

On March 13, 2009, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the Purchase Agreement) with the Treasury Department, pursuant to which the Company sold (i) 13,900 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.25 per share and liquidation preference $1,000 per share (the Preferred Stock) and (ii) a warrant (the Warrant) to purchase 695 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the Warrant Preferred Stock), at an exercise price of $1.25 per share, for an aggregate purchase price of $13.9 million in cash. The Treasury immediately exercised the Warrant and, after net settlement, received 695 shares of the Company’s Warrant Preferred Stock, which has a liquidation preference amount of $1,000 per share. Closing of the sale occurred on March 13, 2009 and increased Tier 1 and total capital by $13.9 million. The Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. The Warrant Preferred Stock will pay cumulative dividends at a rate of 9% per annum from the date of issuance.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Commitments to extend credit, which amounted to $46.4 million at March 31, 2009, and $48.6 million at December 31, 2008, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2009 and December 31, 2008, the Bank had $6.2 million and $7.1 million in outstanding standby letters of credit, respectively.

At March 31, 2009 and December 31, 2008, the Company had entered into locked-rate commitments to originate mortgage loans amounting to $2.6 million and $1.9 million, respectively. The Company had loans held for sale of $408 thousand at March 31, 2009 and none at December 31, 2008. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $3.0 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Company adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

The Company held a special meeting of shareholders on February 24, 2009. The following matter was voted on during the meeting:

To act on a proposed amendment and restatement of the Articles of Incorporation to authorize the issuance of up to 1,000,000 shares of preferred stock:

For	Against	Abstained	Broker Non-Votes
2,125,721	352,520	10,425	0

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

3.1	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 of Form 8-K filed March 17, 2009).

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed March 17, 2009).

4.2	Warrant to Purchase Shares of Common Stock, dated March 13, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed March 17, 2009).

4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 4.3 of Form 8-K filed March 17, 2009).

10.1	Letter Agreement, dated as of March 13, 2009, by and between First National Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 17, 2009).

10.2	Side Letter Agreement, dated as of March 13, 2009, by and between First National Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of Form 8-K filed March 17, 2009).

10.3	Form of Waiver agreement between the Senior Executive Officers and First National Corporation (incorporated by reference to Exhibit 10.3 of Form 8-K filed March 17, 2009).

10.4	Form of Consent agreement between the Senior Executive Officers and First National Corporation (incorporated by reference to Exhibit 10.4 of Form 8-K filed March 17, 2009).

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Harry S. Smith	May 14, 2009
Harry S. Smith	Date
President and Chief Executive Officer

/s/ M. Shane Bell	May 14, 2009
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document
3.1	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 of Form 8-K filed March 17, 2009).

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed March 17, 2009).

4.2	Warrant to Purchase Shares of Common Stock, dated March 13, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed March 17, 2009).

4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 4.3 of Form 8-K filed March 17, 2009).

10.1	Letter Agreement, dated as of March 13, 2009, by and between First National Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 17, 2009).

10.2	Side Letter Agreement, dated as of March 13, 2009, by and between First National Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of Form 8-K filed March 17, 2009).

10.3	Form of Waiver agreement between the Senior Executive Officers and First National Corporation (incorporated by reference to Exhibit 10.3 of Form 8-K filed March 17, 2009).

10.4	Form of Consent agreement between the Senior Executive Officers and First National Corporation (incorporated by reference to Exhibit 10.4 of Form 8-K filed March 17, 2009).

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350