Form 10-Q
period 2009-06-30
FIRST NATIONAL CORP /VA/
filed 2009-08-13
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2009, 2,922,860 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$6,540	$8,534
Interest-bearing deposits in banks	1,434	1,956
Federal funds sold	1,871	—
Securities available for sale, at fair value	64,134	58,238
Loans held for sale	805	—
Loans, net of allowance for loan losses, 2009, $7,027, 2008, $5,650	439,052	446,327
Premises and equipment, net	21,107	21,519
Interest receivable	1,684	1,763
Other real estate owned	5,230	4,300
Other assets	6,184	5,600

Total assets	$548,041	$548,237

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$75,443	$73,444
Savings and interest-bearing demand deposits	140,784	140,670
Time deposits	245,229	233,379

Total deposits	$461,456	$447,493
Federal funds purchased	—	2,456
Other borrowings	20,300	45,397
Company obligated mandatorily redeemable capital securities	9,279	9,279
Accrued expenses and other liabilities	4,634	4,427
Commitments and contingencies	—	—

Total liabilities	$495,669	$509,052

Shareholders’ Equity
Preferred stock, $1,000 liquidation preference; 14,595 shares issued and outstanding	$13,937	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2,922,860 shares	3,653	3,653
Surplus	1,369	1,409
Retained earnings	34,486	35,196
Unearned ESOP shares	(146)	(232)
Accumulated other comprehensive loss, net	(927)	(841)

Total shareholders’ equity	$52,372	$39,185

Total liabilities and shareholders’ equity	$548,041	$548,237

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended June 30, 2009 and 2008

(in thousands, except per share data)

	(unaudited) June 30, 2009	(unaudited) June 30, 2008
Interest and Dividend Income
Interest and fees on loans	$6,074	$6,882
Interest on federal funds sold	2	2
Interest on deposits in banks	—	12
Interest and dividends on securities available for sale:
Taxable interest	520	489
Tax-exempt interest	143	131
Dividends	10	48

Total interest and dividend income	$6,749	$7,564

Interest Expense
Interest on deposits	$1,968	$2,339
Interest on federal funds purchased	1	49
Interest on company obligated mandatorily redeemable capital securities	121	142
Interest on other borrowings	188	454

Total interest expense	$2,278	$2,984

Net interest income	$4,471	$4,580
Provision for loan losses	489	84

Net interest income after provision for loan losses	$3,982	$4,496

Noninterest Income
Service charges on deposit accounts	$629	$708
ATM and check card fees	306	300
Trust and investment advisory fees	281	356
Fees for other customer services	71	117
Gains on sale of loans	69	32
Gains on sale of securities available for sale	4	2
Gains on sale of premises and equipment	9	—
Other operating income	40	20

Total noninterest income	$1,409	$1,535

Noninterest Expense
Salaries and employee benefits	$2,206	$2,218
Occupancy	320	274
Equipment	362	344
Marketing	134	106
Stationery and supplies	148	82
Legal and professional fees	211	147
ATM and check card fees	201	156
FDIC assessment	337	76
Bank franchise tax	82	91
Provision for other real estate owned	575	—
Other operating expense	533	483

Total noninterest expense	$5,109	$3,977

Income before income taxes	$282	$2,054
Income tax provision	45	654

Net income	$237	$1,400

Effective dividend and accretion on preferred stock	220	—

Net income available to common shareholders	$17	$1,400

Earnings per common share, basic and diluted	$0.01	$0.48

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Six months ended June 30, 2009 and 2008

(in thousands, except per share data)

	(unaudited) June 30, 2009	(unaudited) June 30, 2008
Interest and Dividend Income
Interest and fees on loans	$12,135	$14,600
Interest on federal funds sold	4	8
Interest on deposits in banks	—	30
Interest and dividends on securities available for sale:
Taxable interest	1,029	1,004
Tax-exempt interest	282	264
Dividends	16	98

Total interest and dividend income	$13,466	$16,004

Interest Expense
Interest on deposits	$4,109	$5,372
Interest on federal funds purchased	9	68
Interest on company obligated mandatorily redeemable capital securities	248	365
Interest on other borrowings	436	967

Total interest expense	$4,802	$6,772

Net interest income	$8,664	$9,232
Provision for loan losses	1,660	354

Net interest income after provision for loan losses	$7,004	$8,878

Noninterest Income
Service charges on deposit accounts	$1,183	$1,406
ATM and check card fees	575	568
Trust and investment advisory fees	589	686
Fees for other customer services	145	186
Gains on sale of loans	108	69
Gains on sale of securities available for sale	10	2
Gains on sale of premises and equipment	9	—
Other operating income	17	118

Total noninterest income	$2,636	$3,035

Noninterest Expense
Salaries and employee benefits	$4,412	$4,321
Occupancy	651	524
Equipment	697	691
Marketing	269	212
Stationery and supplies	295	193
Legal and professional fees	391	320
ATM and check card fees	371	303
FDIC assessment	429	91
Bank franchise tax	167	180
Provision for other real estate owned	635	—
Other operating expense	1,055	959

Total noninterest expense	$9,372	$7,794

Income before income taxes	$268	$4,119
Income tax provision (benefit)	(6)	1,304

Net income	$274	$2,815

Effective dividend and accretion on preferred stock	264	—

Net income available to common shareholders	$10	$2,815

Earnings per common share, basic and diluted	$0.00	$0.97

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Six months ended June 30, 2009 and 2008

(in thousands)

	(unaudited) June 30, 2009	(unaudited) June 30, 2008
Cash Flows from Operating Activities
Net income	$274	$2,815
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Depreciation and amortization	639	576
Origination of loans held for sale	(9,435)	(7,046)
Proceeds from sale of loans available for sale	8,737	6,928
Gains on sale of loans	(108)	(69)
Provision for loan losses	1,660	354
Gains on sale of securities available for sale	(10)	(2)
Gains on sale of premises and equipment	(9)	—
Accretion of security discounts	(39)	(26)
Amortization of security premiums	98	43
Shares acquired by leveraged ESOP	86	55
Changes in assets and liabilities:
Decrease in interest receivable	79	393
Increase in other assets	(584)	(57)
Increase (decrease) in accrued expenses and other liabilities	251	(590)

Net cash provided by operating activities	$1,639	$3,374

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$2,070	$1,012
Proceeds from maturities, calls, and principal payments of securities available for sale	8,405	4,652
Purchase of securities available for sale	(16,550)	(5,160)
Increase in federal funds sold	(1,871)	—
Proceeds from sale of premises and equipment	225	—
Purchase of premises and equipment	(442)	(2,376)
Net (increase) decrease in loans	4,685	(333)

Net cash used in investing activities	$(3,478)	$(2,205)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and savings accounts	$2,112	$(13,368)
Net increase (decrease) in time deposits	11,850	(6,106)
Proceeds from other borrowings	31,000	44,500
Principal payments on other borrowings	(56,096)	(28,565)
Principal payments on company obligated mandatorily redeemable capital securities	—	(3,093)
Proceeds from issuance of preferred stock	13,900	—
Cash dividends paid on common stock	(817)	(815)
Cash dividends paid on preferred stock	(130)	—
Increase (decrease) in federal funds purchased	(2,456)	4,344
Shares issued to leveraged ESOP	(40)	(18)

Net cash used in financing activities	$(677)	$(3,121)

Decrease in cash and cash equivalents	$(2,516)	$(1,952)

Cash and Cash Equivalents
Beginning	$10,490	$12,909

Ending	$7,974	$10,957

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Six months ended June 30, 2009 and 2008

(in thousands)

	(unaudited) June 30, 2009	(unaudited) June 30, 2008
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,893	$6,959

Income taxes	$75	$1,609

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale	$(131)	$(698)

Transfer from loans to other real estate	$930	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2009 and 2008

(in thousands, except share and per share data)

(unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance, December 31, 2007	$—	$3,653	$1,453	$33,311	$(379)	$(179)		$37,859
Comprehensive income:
Net income	—	—	—	2,815	—	—	$2,815	2,815
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period (net of tax, $237)	—	—	—	—	—	—	(459)	—
Reclassification adjustment (net of tax, $1)	—	—	—	—	—	—	(1)	—

Other comprehensive loss (net of tax, $238)						(460)	(460)	(460)

Total comprehensive income							$2,355

Shares acquired by leveraged ESOP	—	—	(18)	—	55	—		37
Cash dividends ($0.28 per share)	—	—	—	(815)	—	—		(815)

Balance, June 30, 2008	$—	$3,653	$1,435	$35,311	$(324)	$(639)		$39,436

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance, December 31, 2008	$—	$3,653	$1,409	$35,196	$(232)	$(841)		$39,185
Comprehensive income:
Net income	—	—	—	274	—	—	$274	274
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period (net of tax, $42)	—	—	—	—	—	—	(79)	—
Reclassification adjustment (net of tax, $3)	—	—	—	—	—	—	(7)	—

Other comprehensive loss (net of tax, $45)	—	—	—	—	—	(86)	$(86)	(86)

Total comprehensive income							$188

Shares acquired by leveraged ESOP	—	—	(40)	—	86	—		46
Cash dividends on common stock ($0.28 per share)	—	—	—	(817)	—	—		(817)
Issuance of 13,900 shares of preferred stock	13,900	—	—	—	—	—		13,900
Cash dividends on preferred stock	—	—	—	(130)	—	—		(130)
Accretion on preferred stock discount	37	—	—	(37)	—	—		—

Balance, June 30, 2009	$13,937	$3,653	$1,369	$34,486	$(146)	$(927)		$52,372

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2009 and December 31, 2008, the results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows and changes in shareholders’ equity for the six months ended June 30, 2009 and 2008. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks. All of the Company’s securities were classified as available for sale at June 30, 2009 and December 31, 2008. Amortized costs and fair values were as follows:

	(in thousands) June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$45,228	$989	$(133)	$46,084

Obligations of states and political subdivisions	15,546	118	(568)	15,096
Corporate equity securities	16	187	—	203
Restricted securities	2,751	—	—	2,751

	$63,541	$1,294	$(701)	$64,134

	(in thousands) December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$39,296	$945	$(42)	$40,199

Obligations of states and political subdivisions	14,755	91	(535)	14,311
Corporate equity securities	16	265	—	281
Restricted securities	3,447	—	—	3,447

	$57,514	$1,301	$(577)	$58,238

Notes to Consolidated Financial Statements

(unaudited)

At June 30, 2009 and December 31, 2008, investments in an unrealized loss position that were temporarily impaired were as follows:

	(in thousands) June 30, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$7,672	$(124)	$1,507	$(9)	$9,179	$(133)
Obligations of states and political subdivisions	6,745	(309)	1,683	(259)	8,428	(568)

	$14,417	$(433)	$3,190	$(268)	$17,607	$(701)

	(in thousands) December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$2,303	$(42)	$—	$—	$2,303	$(42)

Obligations of states and political subdivisions	8,243	(535)	—	—	8,243	(535)

	$10,546	$(577)	$—	$—	$10,546	$(577)

The tables above provide information about securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. An impairment is considered to be other-than temporary if the Company (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis. Presently, the Company does not intend to sell any of these securities, will not be required to sell these securities, and expects to recover the entire amortized cost of all the securities.

During the first six months of 2009, one obligation of state and political subdivisions experienced a rating downgrade and three obligations of state and political subdivisions were no longer receiving ratings by Moody’s or S&P. This was the direct result of downgrades of the insurers of these bonds. The bond that was downgraded was still considered investment grade. For the three obligations of state and political subdivisions that are no longer rated, the Company evaluates the financial condition of the state and political subdivision on a quarterly basis. At June 30, 2009, there were five U.S. agency and mortgage-backed securities and twenty-three obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio that is rated is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.7 years at June 30, 2009.

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans

Loans at June 30, 2009 and December 31, 2008 are summarized as follows:

	(in thousands)
	June 30, 2009	December 31, 2008
Mortgage loans on real estate:
Construction	$57,099	$63,744
Secured by farm land	1,600	1,702
Secured by 1-4 family residential	118,897	116,821
Other real estate loans	197,221	196,163
Loans to farmers (except those secured by real estate)	3,322	3,158
Commercial and industrial loans (except those secured by real estate)	52,668	53,196
Consumer loans	13,416	14,572
Deposit overdrafts	765	1,630
All other loans	1,091	991

Total loans	$446,079	$451,977
Allowance for loan losses	7,027	5,650

Loans, net	$439,052	$446,327

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $374.8 million, or 84.0% of total loans and $378.4 million, or 83.7% of total loans, at June 30, 2009 and December 31, 2008, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is dependent upon local economic conditions. Construction loans totaled $57.1 million and $63.7 million, or 12.8% and 14.1% of total loans at June 30, 2009 and December 31, 2008, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $44.0 million at June 30, 2009, representing 84.0% of total equity and 9.9% of total loans. At December 31, 2008, this concentration totaled $44.8 million representing 114.2% of total equity and 9.9% of total loans. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this concentration of credit risk during the three and six month periods ended June 30, 2009 and the year ended December 31, 2008.

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the six months ended June 30, 2009 and 2008 and for the year ended December 31, 2008 were as follows:

	(in thousands)
	June 30, 2009	December 31, 2008	June 30, 2008
Balance at beginning of year	$5,650	$4,207	$4,207
Provision charged to operating expense	1,660	1,994	354
Loan recoveries	170	253	143
Loan charge-offs	(453)	(804)	(224)

Balance at end of period	$7,027	$5,650	$4,480

Impaired loans of $13.3 million at June 30, 2009 and $12.0 million at December 31, 2008 have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $1.5 million and $571 thousand at June 30, 2009 and December 31, 2008, respectively. The average recorded investment in impaired loans during the six months ended June 30, 2009 and the year ended December 31, 2008 was $12.3 million and $5.9 million, respectively.

Note 5. Other Borrowings

The Bank had unused lines of credit totaling $89.2 million available with non-affiliated banks at June 30, 2009. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets.

At June 30, 2009, the Bank had borrowings from the FHLB system totaling $20.0 million which mature through March 17, 2011. The interest rate on these notes payable ranged from 2.44% to 5.15% and the weighted average rate was 3.73%. The Bank had collateral pledged on these borrowings, including real estate loans totaling $46.1 million and FHLB stock and other investment securities with a book value of $25.0 million.

Notes to Consolidated Financial Statements

(unaudited)

At June 30, 2009, the Bank had a $154 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%. The Company also had an unsecured note payable of $146 thousand, which requires monthly payments of $11 thousand and matures September 12, 2011. The fixed interest rate on this loan is 7.35%.

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at June 30, 2009 and December 31, 2008 with the minimum regulatory guidelines were as follows:

					Minimum
			(dollars in thousands)		To Be Well
	Actual		Minimum Capital Requirement		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009:
Total Capital (to Risk Weighted Assets):
Consolidated	$68,452	14.81%	$36,970	8.00%	N/A	N/A
First Bank	$67,891	14.71%	$36,923	8.00%	$46,154	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$62,660	13.56%	$18,485	4.00%	N/A	N/A
First Bank	$62,106	13.46%	$18,462	4.00%	$27,692	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$62,660	11.35%	$22,065	4.00%	N/A	N/A
First Bank	$62,106	11.27%	$22,051	4.00%	$27,564	5.00%

December 31, 2008:
Total Capital (to Risk Weighted Assets):
Consolidated	$55,119	11.72%	$37,609	8.00%	N/A	N/A
First Bank	$54,537	11.62%	$37,560	8.00%	$46,949	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$49,469	10.52%	$18,804	4.00%	N/A	N/A
First Bank	$48,887	10.41%	$18,780	4.00%	$28,170	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$49,469	9.10%	$21,747	4.00%	N/A	N/A
First Bank	$48,887	8.99%	$21,745	4.00%	$27,181	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2009 was 3.21%. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

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

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2009, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three and six months ended June 30, 2009 and 2008 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Service cost	$76,360	$75,352	$152,720	$150,704
Interest cost	67,668	66,604	135,336	133,208
Expected return on plan assets	(56,766)	(87,771)	(113,532)	(175,542)
Amortization of prior service cost	818	818	1,636	1,636
Amortization of net obligation at transition	(1,407)	(1,407)	(2,814)	(2,814)
Amortization of net loss	19,821	3,326	39,642	6,652

Net periodic benefit cost	$106,494	$56,922	$212,988	$113,844

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008, that it expected to contribute $426 thousand to its pension plan for the 2009 plan year. The Company did not make a contribution to the pension plan for the 2009 plan year during the first six months of 2009. The Company is planning to make the contribution for the 2009 plan year during the fourth quarter of 2009.

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

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Earnings per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged ESOP are not considered to be outstanding. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information about the Company’s leveraged ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per share were 2,918,843 and 2,912,172 for the three months ended June 30, 2009 and 2008, respectively and 2,918,012 and 2,911,323 for the six months ended June 30, 2009 and 2008, respectively.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009. Securities identified in Note 2 as restricted securities including stock in the Federal Home Loan Bank of Atlanta (FHLB), Federal Reserve Bank (FRB) and the Community Bankers Bank (CBB) are excluded from the table below since there is no ability to sell these securities except when the FHLB, FRB or CBB require redemption based on either the Company’s borrowings at the FHLB or in the case of the FRB changes in certain portions of the Company’s capital.

Notes to Consolidated Financial Statements

(unaudited)

		Fair Value Measurements at June 30, 2009 Using (in thousands)
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale	$61,383	$203	$61,180	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended June 30, 2009.

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

Notes to Consolidated Financial Statements

(unaudited)

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at June 30, 2009 (in thousands)
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans	$8,277	$—	$7,877	$400

The following table summarizes the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at June 30, 2009 (in thousands)
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$1,769	$—	$1,769	$—

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

Notes to Consolidated Financial Statements

(unaudited)

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2009 and December 31, 2008, fair value of loan commitments and standby letters of credit was immaterial.

The estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 were as follows:

	(in thousands)
	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term investments	$7,974	$7,974	$10,490	$10,490
Federal funds sold	1,871	1,871	—	—
Securities	64,134	64,134	58,238	58,238
Loans, net	439,052	435,945	446,327	438,754
Loans held for sale	805	805	—	—
Accrued interest receivable	1,684	1,684	1,763	1,763

Financial Liabilities
Deposits	$461,456	$464,467	$447,493	$450,505
Federal funds purchased	—	—	2,456	2,456
Other borrowings	20,300	20,952	45,397	45,998
Company obligated mandatorily redeemable capital securities	9,279	9,865	9,279	11,532
Accrued interest payable	1,031	1,031	1,121	1,121

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

Notes to Consolidated Financial Statements

(unaudited)

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

Note 12. Subsequent Event

On July 10, 2009, the Bank entered into a definitive Purchase and Assumption Agreement (the Agreement) to acquire a branch office from another bank. The Agreement provides that the Bank will assume approximately $15 million in deposits, real estate and select business property. Under the terms of the Agreement, the Bank will pay a premium on the outstanding deposits on the effective date of the transaction, plus the net book value of the loans, and certain other amounts for real and personal property of the branch. The acquisition, subject to regulatory approval and satisfaction of certain other standard conditions, is anticipated to be consummated during the fourth quarter of 2009.

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

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward- looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition and results of operations of the Company for the three and six month periods ended June 30, 2009 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2008. The results of operations for the three and six month periods ended June 30, 2009 may not be indicative of the results to be achieved for the year.

Executive Overview

The Company

First National Corporation (the Company) is the financial holding company of:

•	First Bank (the Bank). The Bank owns:

•	First Bank Financial Services, Inc.

•	First National (VA) Statutory Trust I (Trust I)

•	First National (VA) Statutory Trust II (Trust II)

•	First National (VA) Statutory Trust III (Trust III)

First Bank Financial Services, Inc. invests in partnerships that provide title insurance and investment services. The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities.

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

The Bank’s products and services are provided through 11 branch offices, 30 ATMs and its website, www.therespowerinone.com. The Bank operates six of its offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, deposit, trust and investment advisory personnel to be readily available to serve customers throughout the Bank’s market area. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2008.

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

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by factors that include loan growth, asset quality, net charge-offs and economic conditions. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the three month period ended June 30, 2009 is salaries and employee benefits, comprising 43% of noninterest expenses, followed by occupancy and equipment expense, comprising 13% of expenses.

Quarterly Performance

Comparative highlights for the three month periods ended June 30, 2009 and 2008:

•	Provision for other real estate owned was $575 thousand higher

•	Provision for loan losses was $405 thousand higher

•	FDIC assessment expense was $261 thousand higher

•	Noninterest income was $126 thousand lower

•	Net interest income was $109 thousand lower

Net income totaled $237 thousand for the quarter ended June 30, 2009. After the effective dividend and accretion on preferred stock, net income available to common shareholders was $17 thousand, or $0.01 per basic and diluted share compared to net income of $1.4 million, or $0.48 per basic and diluted share, for the same period in 2008. The decrease in second quarter 2009 earnings compared to second quarter 2008 was primarily attributable to $575 thousand in estimated losses that were recognized from declines in the value of other real estate owned, a $405 thousand increase in the provision for loan losses and a $261 thousand increase in FDIC assessment expense primarily from a one-time special assessment totaling $246 thousand. Net interest income decreased 2%, noninterest income decreased 8% and noninterest expense increased 28% when comparing the same periods. Return on assets and return on equity were 0.17% and 1.80%, respectively, for the second quarter of 2009 compared to 1.05% and 14.23% for the same quarter in 2008.

Comparing the quarter ended June 30, 2009 to the quarter ended June 30, 2008, net interest income decreased slightly by 2% to $4.5 million. The net interest margin was 18 basis points lower which was mostly offset by average interest-earning assets that were $13.2 million higher when comparing the two periods. The net interest margin was 3.53% for the quarter ended June 30, 2009, compared to 3.71% for the same period in 2008. The decreased margin resulted from reversals of accrued interest on loans placed on non-accrual status during the second quarter combined with the impact of Federal Reserve rate cuts that occurred during the fourth quarter of 2008. These rate cuts compressed the margin as funding costs did not fall at the same pace as yields on earning assets.

Economic conditions, declines in collateral values and specific reserves on impaired loans resulted in a loan loss provision of $489 thousand in second quarter of 2009 compared to $84 thousand for the same period in 2008. Net charge-offs were $23 thousand for the second quarter of 2009 compared to $77 thousand for the same period in 2008. Non-performing assets totaled $20.3 million compared to $15.9 million at December 31, 2008 and $6.9 million at June 30, 2008. The higher levels of non-performing assets were primarily attributable to weaker economic conditions in the market area that have negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet debt requirements are primarily business customers involved in residential real estate development and retail operations. At June 30, 2009, non-performing assets consisted of $8.6 million related to residential development loans, $7.5 million related to commercial real estate loans, $3.6 million related to residential real estate loans and $470 thousand related to commercial loans not secured by real estate. Management regularly evaluates the loan portfolio, economic conditions and other factors to determine an appropriate allowance for loan losses. As a result of those evaluations, management believes the allowance for loan losses was adequate at June 30, 2009.

Noninterest income decreased 8% to $1.4 million for the second quarter of 2009 compared to $1.5 million for the same quarter of 2008. The decrease in noninterest income resulted primarily from less overdraft and trust and investment advisory fee income.

Noninterest expense increased 28% to $5.1 million for the second quarter of 2009 compared to $4.0 million for the same quarter of 2008. This increase was primarily attributable to losses totaling $575 thousand resulting from declines in the values of certain foreclosed real estate and a one-time special FDIC assessment totaling $246 thousand.

Year-to-Date Performance

Comparative highlights for the six month periods ended June 30, 2009 and 2008:

•	Provision for loan losses was $1.3 million higher

•	Provision for other real estate owned was $635 thousand higher

•	Net interest income was $568 thousand lower

•	Noninterest income was $399 thousand lower

•	FDIC assessment expense was $338 thousand higher

For the six months ended June 30, 2009, net income was $274 thousand. After the effective dividend and accretion on preferred stock, net income available to common shareholders was $10 thousand, or $0.00 per basic and diluted share, compared to $2.8 million, or $0.97 per basic and diluted share, for the same period in 2008. The decrease in earnings for the six months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to a $1.3 million increase in the provision for loan losses and $635 thousand in estimated losses that were recognized from declines in the value of other real estate owned. Net interest income decreased 6%, noninterest income decreased 13% and noninterest expense increased 20% when comparing the same periods. Return on assets was 0.10% for the six months ended June 30, 2009 compared to 1.05% for the same period in 2008, and return on equity was 1.17% for the six months ended June 30, 2009 compared to 14.45% for the same period in 2008.

Net interest income decreased 6% to $8.7 million for the six months ended June 30, 2009 compared to $9.2 million for the same period in 2008. The net interest margin was 28 basis points lower which was partially offset by average interest-earning assets that were $8.7 million higher when comparing the two periods. The net interest margin was 3.45% for the six months ended June 30, 2009, compared to 3.73% for the same period in 2008. The decreased margin resulted from reversals of accrued interest on loans placed on non-accrual status during the first half of 2009 combined with the impact of Federal Reserve rate cuts that occurred during the fourth quarter of 2008. These rate cuts compressed the margin as funding costs did not fall at the same pace as yields on earning assets.

Noninterest income decreased 13% to $2.6 million for the six months ended June 30, 2009 from $3.0 million for the same period in 2008. This decrease was attributable to less overdraft fee income and trust and investment advisory fees.

Noninterest expense increased 20% to $9.4 million for the six months ended June 30, 2009, compared to $7.8 million for the same period in 2008. The increase in noninterest expense was primarily the result of estimated losses recognized on foreclosed real estate, higher FDIC assessments and an increase in occupancy expense. Occupancy expense increased from new lease payments on future branch sites and increased depreciation expense from the operations center opened during the second half of 2008.

Economic conditions, declines in collateral values and specific reserves on impaired loans resulted in a loan loss provision of $1.7 million for the first six months of 2009 compared to $354 thousand for the same period in 2008.

Management Outlook

•	Significant changes in the size of the balance sheet are not expected

•	Net interest margin is expected to remain stable

•	Allowance for loan losses is not expected to increase significantly

•	Noninterest income is expected to remain stable

•	Noninterest expenses could increase from actual or estimated losses on other real estate owned

The Company does not expect significant growth of its balance sheet during the remainder of 2009 based on anticipated economic conditions. It is believed that the contraction of the housing market, rising unemployment rates and other factors have negatively impacted customer deposit balances and loan demand. Based on Company forecasts, the net interest margin is expected to remain stable for the remainder of 2009.

The Company believes has assessed risk within the loan portfolio and has increased the allowance for loan losses accordingly. However, factors including economic conditions and regional collateral values may have a direct correlation with the required provision for loan losses. Unfavorable changes in the factors considered when evaluating the adequacy of the allowance for loan losses, further deterioration of asset quality, and the potential of higher loan charge-offs, could require additional allocations to the provision for loan losses in future periods.

For the remainder of 2009, noninterest income and noninterest expenses are generally expected to remain stable. However, the Company could be required to record additional estimated losses on foreclosed real estate in future periods from potential declines in real estate values. The Company will continue to focus efforts on improving profitability, working through problem loans and carefully managing capital.

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

	Reconciliation of Net Interest Income to
	Tax-Equivalent Net Interest Income
	(in thousands)

	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
GAAP measures:
Interest income - loans	$6,074	$6,882	$12,135	$14,600
Interest income - investments and other	675	682	1,331	1,404
Interest expense - deposits	1,968	2,339	4,109	5,372
Interest expense - other borrowings	188	454	436	967
Interest expense - other	122	191	257	433

Total net interest income	$4,471	$4,580	$8,664	$9,232

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$11	$10	$21	$22
Tax benefit realized on non-taxable interest income - municipal securities	73	68	145	136

Total tax benefit realized on non-taxable interest income	$84	$78	$166	$158

Total tax-equivalent net interest income	$4,555	$4,658	$8,830	$9,390

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At June 30, 2009, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $51.7 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At June 30, 2009 and December 31, 2008, commercial loans not secured by real estate totaled $52.7 million or 12% of total loans and $53.2 million, or 12% of total loans, respectively.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At June 30, 2009, commercial real estate loans totaled $198.8 million or 45% of the Bank’s total loans, as compared to $197.9 million, or 44%, at December 31, 2008. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. The valuation of commercial real estate collateral is provided by independent fee appraisers who have been approved by the Bank’s Executive Vice President-Loan Administration. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and carefully evaluates the location and environmental condition of the real estate collateral. To further mitigate risk, the Company monitors loan concentrations within the commercial real estate portfolio.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at June 30, 2009 and December 31, 2008, were $57.1 million, or 13% of total loans, and $63.7 million, or 14% of total loans, respectively. The majority of these loans has an average life of approximately one year and re-price monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

Residential Real Estate Lending

Residential lending activity may be generated by Bank loan officer solicitations, referrals by real estate professionals, and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Executive Vice President-Loan Administration. Typically, the Bank originates all fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At June 30, 2009, $118.9 million, or 27%, of total loans consisted of residential real estate loans as compared to $116.8 million, or 26%, at December 31, 2008.

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

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans and installment and demand loans. At June 30, 2009, consumer loans, including deposit overdraft balances, were $14.2 million, or 3% of gross loans, as compared to $16.2 million, or 4% of gross loans, at December 31, 2008.

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

Net income totaled $237 thousand for the quarter ended June 30, 2009. After the effective dividend on preferred stock, net income available to common shareholders was $17 thousand, or $0.01 per basic and diluted share compared to net income of $1.4 million, or $0.48 per basic and diluted share, for the same period in 2008. The decrease in second quarter 2009 earnings compared to second quarter 2008 was primarily attributable to $575 thousand in losses from declines in the value of certain foreclosed real estate, a $405 thousand increase in the provision for loan losses and a one-time special assessment by the FDIC totaling $246 thousand. Net interest income decreased 2%, noninterest income decreased 8% and noninterest expense increased 28% when comparing the same periods. Return on assets and return on equity were 0.17% and 1.80%, respectively, for the second quarter of 2009 compared to 1.05% and 14.23% for the same quarter in 2008.

For the six months ended June 30, 2009, net income totaled $274 thousand. After the effective dividend and accretion on preferred stock, net income available to common shareholders was $10 thousand, or $0.00 per basic and diluted share compared to $2.8 million, or $0.97 per basic and diluted share, for the same period in 2008. The decline in earnings was the result of a $1.3 million increase in the provision for loan losses, a 6% decrease in net interest income, a 13% decrease in noninterest income and a 20% increase in noninterest expense. Return on assets was 0.10% for the six months ended June 30, 2009 compared to 1.05% for the same period in 2008, and return on equity was 1.17% for the six months ended June 30, 2009 compared to 14.45% for the same period in 2008.

Net Interest Income

Comparing the quarter ended June 30, 2009 to the same quarter in 2008, net interest income decreased slightly by 2% as a result of an 18 basis point decrease in the net interest margin which was mostly offset by a $13.2 million increase in average interest-earning assets. The net interest margin was 3.53% for the quarter ended June 30, 2009, compared to 3.71% for the same period in 2008. The decline in the net interest margin resulted from reversals of accrued interest on loans placed on non-accrual status during the second quarter of 2009 combined with the impact of Federal Reserve rate cuts that occurred during the fourth quarter of 2008. These rate cuts compressed the margin as funding costs did not fall at the same pace as earning asset yields.

Net interest income decreased 6% to $8.7 million for the six months ended June 30, 2009, compared to $9.2 million for the same period in 2008. The net interest margin was 28 basis points lower which was partially offset by average interest-earning assets that were $8.7 million higher when comparing the two periods. The decreased margin resulted from reversals of accrued interest on loans placed on non-accrual status during the first six months of 2009 combined with the impact of Federal Reserve rate cuts that occurred during the fourth quarter of 2008. These rate cuts compressed the margin as funding costs did not fall at the same pace as yields on earning assets. The net interest margin was 3.45% for the six months ended June 30, 2009, compared to 3.73% for the same period in 2008.

Based on Company forecasts, the net interest margin is expected to remain stable for the remainder of 2009.

Provision for Loan Losses

Economic conditions, declines in collateral values and specific reserves on impaired loans resulted in a loan loss provision of $489 thousand in the second quarter of 2009 compared to $84 thousand for the same period in 2008. The provision for loan losses totaled $1.7 million for the first half of 2009, compared to $354 thousand for the first half of 2008. Net charge-offs were $23 thousand for the second quarter of 2009 compared to $77 thousand for the same period in 2008. For the first six months of 2009, net charge-offs were $283 thousand compared to $81 thousand for the same period in 2008. Non-performing assets totaled $20.3 million compared to $15.9 million at December 31, 2008 and $6.9 million at June 30, 2008. The higher levels of non-performing assets were primarily attributable to weaker economic conditions in the market area that have negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet debt requirements are primarily business customers involved in residential real estate development and retail business. At June 30, 2009, non-performing assets consisted of $8.6 million related to residential development loans, $7.5 million related to commercial real estate loans, $3.6 million related to residential real estate loans and $470 thousand related to commercial loans not secured by real estate. Management evaluates specific loans, economic conditions and other factors to determine an appropriate allowance for loan losses. As a result of that evaluation, management believes the allowance for loan losses was adequate at June 30, 2009.

The Company believes that it has identified the loans with the highest risk and has increased the allowance for loan losses accordingly during the first six months of 2009. However, factors including economic conditions and regional collateral values may have a direct correlation with the required provision for loan losses. Unfavorable changes in the factors considered when evaluating the adequacy of the allowance for loan losses, further deterioration of asset quality, and the potential of higher charge-offs, could require additional allocations to the provision for loan losses in future periods.

Noninterest Income

Noninterest income decreased $126 thousand, or 8%, in the second quarter of 2009 to $1.4 million compared to $1.5 million for the second quarter of 2008. Service charges on deposit accounts decreased 11% to $629 thousand for the second quarter of 2009 compared to $708 thousand for the same quarter of 2008. The decrease in service charges resulted primarily from less overdraft fee income. Fee income from trust and investment advisory services decreased 21% to $281 thousand for the second quarter of 2009, compared to $356 thousand for the same period in 2008. This decrease was a result of less fee income from lower average assets under management during the second quarter of 2009 when compared to the same period in 2008.

Noninterest income decreased 13% to $2.6 million for the six months ended June 30, 2009 from $3.0 million for the same period in 2008. This decrease was attributable to a 16% decrease in service charges on deposit accounts, primarily from less overdraft fee income, and a 14% decrease in trust and investment advisory fee income.

For the remainder of 2009, noninterest income is expected to remain consistent with current quarterly levels, based on forecasts of trust and investment advisory fee income, overdraft fee income and gains on sale of mortgage loans in future periods.

Noninterest Expense

Noninterest expense increased $1.1 million, or 28%, to $5.1 million for the second quarter of 2009 compared to $4.0 million for the same period in 2008. This increase was primarily attributable to estimated losses recognized totaling $575 thousand from declines in estimated values of foreclosed real estate. In addition, noninterest expense was negatively impacted by a one-time special FDIC assessment totaling $246 thousand during the second quarter.

Noninterest expense increased 20% to $9.4 million for the six months ended June 30, 2009, compared to $7.8 million for the same period in 2008. The increase in noninterest expense was the result of estimated losses recognized on foreclosed real estate totaling $635 thousand, a $338 thousand increase in FDIC assessments and a $127 thousand increase in occupancy expense. Occupancy expense increased from new lease payments on future branch sites and increased depreciation expense from the operations center opened during the second half of 2008.

For the remainder of 2009, noninterest expenses are generally expected to remain stable. However, additional estimated losses could be recognized on foreclosed real estate in future periods from potential declines in real estate values. The Company will continue to focus efforts on improving profitability, working through problem loans and carefully managing capital.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and six month periods ended June 30, 2009 and 2008. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Financial Condition

General

Total assets were $548.0 million at June 30, 2009 compared to $548.2 million at December 31, 2008. The Company’s trust and investment advisory group had assets under management of $174.0 million at June 30, 2009 which was unchanged from December 31, 2008. Assets managed by the trust and investment advisory group are not held on the Company’s balance sheet.

The Company does not expect significant balance sheet growth during the remainder of 2009 based on current and anticipated economic conditions. It is believed that the contraction of the housing market, rising unemployment rates and other factors have negatively impacted customer deposit balances and loan demand.

Loans

The Bank is an active lender with a loan portfolio that includes commercial and residential real estate loans, commercial loans, consumer loans, construction loans and home equity loans. The Bank’s lending activity is concentrated on individuals, small and medium-sized businesses, local governmental and non-profit entities in its market area. As a provider of community-oriented financial services, the Bank does not attempt to diversify its loan portfolio by undertaking significant lending activity outside its market area. Loans, net of the allowance for loan losses, were $439.1 million and $446.3 at June 30, 2009 and December 31, 2008, respectively.

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $374.8 million, or 84% of total loans and $378.4 million, or 84% of total loans at June 30, 2009 and December 31, 2008, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is influenced by local economic conditions. Construction loans totaled $57.1 million and $63.7 million, or 13% and 14% of total loans at June 30, 2009 and December 31, 2008, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $44.0 million at June 30, 2009, representing 84% of total shareholders’ equity and 10% of total loans. At December 31, 2008, this concentration totaled $44.8 million representing 114% of total shareholders’ equity and 10% of total loans. These loans are included in other real estate loans in the table found in Note 3 of the notes to consolidated financial statements of this Form 10-Q. The Company experienced no loan losses related to this concentration of credit risk during the six month period ended June 30, 2009 and the year ended December 31, 2008. The Company analyzes this concentration by performing interest rate and vacancy rate stress tests on a quarterly basis.

Asset Quality

Management classifies as non-performing assets non-accrual loans, restructured loans, repossessed assets and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $5.2 million in OREO at June 30, 2009 and $4.3 million at December 31, 2008.

Non-performing assets were $20.3 million at June 30, 2009, $15.9 million at December 31, 2008 and $6.9 million at June 30, 2008, representing 3.63%, 3.23% and 1.47% of total assets, respectively. The higher levels of non-performing assets were primarily attributable to weaker economic conditions in the market area that have negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet debt requirements are primarily business customers involved in residential real estate development and retail operations. At June 30, 2009, non-performing assets consisted of $8.6 million related to residential development loans, $7.5 million related to commercial real estate loans, $3.6 million related to residential real estate loans and $470 thousand related to commercial loans not secured by real estate. The increase in non-performing assets was one of the factors that determined the provision for loan losses during the first six months of 2009. Non-performing assets could increase due to other potential problem loans identified by management totaling $28.8 million at June 30, 2009. Certain risks, including the borrower’s ability to pay and the collateral value securing the loan, have been identified that may result in the potential problem loans not being repaid in accordance with their terms. However, the loans are currently performing and $27.4 million of the potential problem loans are generally considered well-secured.

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $7.0 million at June 30, 2009 and $5.7 million at December 31, 2008, representing 1.58% and 1.25% of total loans, respectively.

Impaired loans totaled $13.3 million and $12.0 million at June 30, 2009 and December 31, 2008, respectively. These loans have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $1.5 million and $571 thousand at June 30, 2009 and December 31, 2008, respectively. The average recorded investment in impaired loans during the six months ended June 30, 2009 and the year ended December 31, 2008 was $12.3 million and $5.9 million, respectively.

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

Securities

Securities at June 30, 2009 were $64.1 million, an increase of $5.9 million, or 10%, from $58.2 million at December 31, 2008. On March 13, 2009, the Company received proceeds from a $13.9 million investment in its preferred stock and during the second quarter of 2009 invested most of the proceeds in securities. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of June 30, 2009, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits were $461.5 million at June 30, 2009, a $14.0 million, or 3%, increase from $447.5 million at December 31, 2008. Time deposits, which include retail and brokered deposits, increased $11.8 million or 5% during the first six months of 2009 to $245.2 million compared to $233.4 million at December 31, 2008. Non-interest bearing demand deposits increased $2.0 million or 3% during the first six months of 2009. Savings and interest-bearing demand deposits increased slightly to $140.8 million at June 30, 2009 compared to $140.7 million at December 31, 2008.

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

At June 30, 2009, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $172.7 million. At June 30, 2009, 36% or $162.6 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $89.2 million at June 30, 2009, which included $49.2 million available from FHLB. During the first six months of 2009, other borrowing activity included repayment of a fixed rate advance from FHLB in the amount of $10.0 million. The Bank also borrowed and repaid Daily Rate Credit advances as an alternative to purchasing federal funds.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 14.81% at June 30, 2009 and a ratio of Tier 1 capital to risk-weighted assets of 13.56%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

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

Commitments to extend credit, which amounted to $42.4 million at June 30, 2009, and $48.6 million at December 31, 2008, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At June 30, 2009 and December 31, 2008, the Bank had $5.9 million and $7.1 million in outstanding standby letters of credit, respectively.

At June 30, 2009 and December 31, 2008, the Company had entered into locked-rate commitments to originate mortgage loans amounting to $3.4 million and $1.9 million, respectively. The Company had loans held for sale of $805 thousand at June 30, 2009 and none at December 31, 2008. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $4.2 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the provisions of FSP FAS 157-4 during the second quarter of 2009 and the results have been applied in the Company’s consolidated financial statements and disclosures included herein.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009. The Company adopted the provisions of FSP FAS 107-1 and APB 28-1 during the second quarter of 2009 and the results have been applied to the Company’s consolidated financial statements and disclosures included herein.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amend other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 during the second quarter of 2009 and the results have been applied to the Company’s consolidated financial statements and disclosures included herein.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company reported a subsequent event in its consolidated financial statements and disclosures included herein. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 12, 2009. The following matters were voted on during the meeting:

1)	The election of the 11 directors to serve for a term of one year:

	For	Withheld	Broker Non-Votes
Douglas C. Arthur	2,303,436	70,090	0
Byron A. Brill	2,290,486	83,040	0
Elizabeth H. Cottrell	2,301,699	71,826	0
James A. Davis	2,302,971	68,935	0
Christopher E. French	2,302,971	68,935	0
John K. Marlow	2,303,436	70,090	0
W. Allen Nicholls	2,299,074	74,452	0
Henry L. Shirkey	2,301,756	71,770	0
Gerald F. Smith, Jr.	2,303,436	70,090	0
Harry S. Smith	2,302,630	70,895	0
James R. Wilkins, III	2,302,914	70,611	0

2)	Non-binding vote on executive compensation:

For	Against	Abstain	Broker Non-Votes
2,121,560	144,033	107,930	0

3)	Ratification of appointment of Yount, Hyde & Barbour, P.C. as independent registered public accounting firm:

For	Against	Abstain	Broker Non-Votes
2,337,452	21,664	14,408	0

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Harry S. Smith	August 13, 2009
Harry S. Smith	Date
President and Chief Executive Officer

/s/ M. Shane Bell	August 13, 2009
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document
31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350