Form 10-Q
period 2009-09-30
FIRST NATIONAL CORP /VA/
filed 2009-11-16
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2009, 2,926,552 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$5,903	$8,534
Interest-bearing deposits in banks	2,086	1,956
Securities available for sale, at fair value	67,997	58,238
Loans held for sale	200	-
Loans, net of allowance for loan losses, 2009, $7,181, 2008, $5,650	442,570	446,327
Premises and equipment, net	20,893	21,519
Interest receivable	1,699	1,763
Other real estate owned, net	5,623	4,300
Other assets	5,902	5,600

Total assets	$552,873	$548,237

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$75,737	$73,444
Savings and interest-bearing demand deposits	134,086	140,670
Time deposits	204,127	190,960
Brokered deposits	33,131	42,419

Total deposits	$447,081	$447,493
Federal funds purchased	2,795	2,456
Other borrowings	35,264	45,397
Company obligated mandatorily redeemable capital securities	9,279	9,279
Accrued expenses and other liabilities	4,920	4,427
Commitments and contingencies	-	-

Total liabilities	$499,339	$509,052

Shareholders’ Equity
Preferred stock, $1,000 liquidation preference; 14,595 shares issued and outstanding	$13,967	$-
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2009, 2,926,552 shares, 2008, 2,922,860 shares	3,658	3,653
Surplus	1,399	1,409
Retained earnings	34,676	35,196
Unearned ESOP shares	(114)	(232)
Accumulated other comprehensive loss, net	(52)	(841)

Total shareholders’ equity	$53,534	$39,185

Total liabilities and shareholders’ equity	$552,873	$548,237

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended September 30, 2009 and 2008

(in thousands, except per share data)

	(unaudited) September 30, 2009	(unaudited) September 30, 2008
Interest and Dividend Income
Interest and fees on loans	$6,239	$6,955
Interest on federal funds sold	-	1
Interest on deposits in banks	-	3
Interest and dividends on securities available for sale:
Taxable interest	547	523
Tax-exempt interest	147	142
Dividends	16	28

Total interest and dividend income	$6,949	$7,652

Interest Expense
Interest on deposits	$1,844	$2,430
Interest on federal funds purchased	26	28
Interest on company obligated mandatorily redeemable capital securities	113	143
Interest on other borrowings	192	433

Total interest expense	$2,175	$3,034

Net interest income	$4,774	$4,618
Provision for loan losses	394	385

Net interest income after provision for loan losses	$4,380	$4,233

Noninterest Income
Service charges on deposit accounts	$662	$746
ATM and check card fees	312	296
Trust and investment advisory fees	263	363
Fees for other customer services	76	74
Gains on sale of loans	38	24
Other operating income	25	(7)

Total noninterest income	$1,376	$1,496

Noninterest Expense
Salaries and employee benefits	$2,172	$1,980
Occupancy	338	317
Equipment	355	353
Marketing	122	106
Stationery and supplies	103	89
Legal and professional fees	228	194
ATM and check card fees	181	182
FDIC assessment	173	85
Bank franchise tax	82	91
Provision for other real estate owned	182	-
Other operating expense	655	455

Total noninterest expense	$4,591	$3,852

Income before income taxes	$1,165	$1,877
Income tax provision	347	593

Net income	$818	$1,284

Effective dividend and accretion on preferred stock	220	-

Net income available to common shareholders	$598	$1,284

Earnings per common share, basic and diluted	$0.20	$0.44

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Nine months ended September 30, 2009 and 2008

(in thousands, except per share data)

	(unaudited) September 30, 2009	(unaudited) September 30, 2008
Interest and Dividend Income
Interest and fees on loans	$18,374	$21,555
Interest on federal funds sold	4	9
Interest on deposits in banks	-	33
Interest and dividends on securities available for sale:
Taxable interest	1,576	1,527
Tax-exempt interest	429	406
Dividends	32	126

Total interest and dividend income	$20,415	$23,656

Interest Expense
Interest on deposits	$5,953	$7,802
Interest on federal funds purchased	35	96
Interest on company obligated mandatorily redeemable capital securities	361	508
Interest on other borrowings	628	1,400

Total interest expense	$6,977	$9,806

Net interest income	$13,438	$13,850
Provision for loan losses	2,054	739

Net interest income after provision for loan losses	$11,384	$13,111

Noninterest Income
Service charges on deposit accounts	$1,845	$2,152
ATM and check card fees	887	863
Trust and investment advisory fees	852	1,049
Fees for other customer services	221	261
Gains on sale of loans	146	93
Gains on sale of securities available for sale	10	2
Gains on sale of premises and equipment	9	-
Other operating income	42	111

Total noninterest income	$4,012	$4,531

Noninterest Expense
Salaries and employee benefits	$6,584	$6,301
Occupancy	989	841
Equipment	1,052	1,044
Marketing	391	318
Stationery and supplies	398	282
Legal and professional fees	619	514
ATM and check card fees	552	485
FDIC assessment	603	176
Bank franchise tax	248	272
Provision for other real estate owned	818	-
Other operating expense	1,709	1,413

Total noninterest expense	$13,963	$11,646

Income before income taxes	$1,433	$5,996
Income tax provision	341	1,897

Net income	$1,092	$4,099

Effective dividend and accretion on preferred stock	484	-

Net income available to common shareholders	$608	$4,099

Earnings per common share, basic and diluted	$0.21	$1.41

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Nine months ended September 30, 2009 and 2008

(in thousands)

	(unaudited) September 30, 2009	(unaudited) September 30, 2008
Cash Flows from Operating Activities
Net income	$1,092	$4,099
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Depreciation and amortization	956	876
Origination of loans held for sale	(12,985)	(7,847)
Proceeds from sale of loans available for sale	12,931	8,210
Gains on sale of loans	(146)	(93)
Provision for loan losses	2,054	739
Provision for other real estate owned	818	-
Gains on sale of securities available for sale	(10)	(2)
Gains on sale of premises and equipment	(9)	-
Accretion of security discounts	(52)	(39)
Amortization of security premiums	196	60
Shares acquired by leveraged ESOP	118	83
Changes in assets and liabilities:
Decrease in interest receivable	64	336
Increase in other assets	(302)	(446)
Increase (decrease) in accrued expenses and other liabilities	86	(475)

Net cash provided by operating activities	$4,811	$5,501

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$2,070	$3,219
Proceeds from maturities, calls, and principal payments of securities available for sale	10,932	6,263
Purchase of securities available for sale	(21,699)	(9,329)
Increase in federal funds sold	-	(5,050)
Proceeds from sale of premises and equipment	225	-
Purchase of premises and equipment	(546)	(3,022)
Net increase in loans	(438)	(3,111)

Net cash used in investing activities	$(9,456)	$(11,030)

Cash Flows from Financing Activities
Net decrease in demand deposits and savings accounts	$(4,291)	$(28,350)
Net increase in time deposits	3,879	39,834
Proceeds from other borrowings	46,000	87,500
Principal payments on other borrowings	(56,133)	(87,598)
Principal payments on company obligated mandatorily redeemable capital securities	-	(3,093)
Proceeds from issuance of preferred stock	13,900	-
Cash dividends paid on common stock	(1,172)	(1,222)
Cash dividends paid on preferred stock	(320)	-
Increase (decrease) in federal funds purchased	339	(3,409)
Shares issued to leveraged ESOP	(58)	(28)

Net cash provided by financing activities	$2,144	$3,634

Decrease in cash and cash equivalents	$(2,501)	$(1,895)

Cash and Cash Equivalents
Beginning	$10,490	$12,909

Ending	$7,989	$11,014

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Nine months ended September 30, 2009 and 2008

(in thousands)

	(unaudited) September 30, 2009	(unaudited) September 30, 2008
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$7,106	$9,947

Income taxes	$285	$2,369

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain on securities available for sale	$1,196	$524

Transfer from loans to other real estate	$2,141	$-

Issuance of common stock, dividend reinvestment plan	$53	$-

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2009 and 2008

(in thousands, except share and per share data)

(unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance, December 31, 2007	$-	$3,653	$1,453	$33,311	$(379)	$(179)		$37,859
Comprehensive income:
Net income	-	-	-	4,099	-	-	$4,099	4,099
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period (net of tax, $177)	-	-	-	-	-	-	(344)	-
Reclassification adjustment (net of tax, $1)	-	-	-	-	-	-	(1)	-

Other comprehensive loss (net of tax, $178)						(345)	(345)	(345)

Total comprehensive income							$3,754

Shares acquired by leveraged ESOP	-	-	(28)	-	83	-		55
Cash dividends ($0.42 per share)	-	-	-	(1,222)	-	-		(1,222)

Balance, September 30, 2008	$-	$3,653	$1,425	$36,188	$(296)	$(524)		$40,446

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance, December 31, 2008	$-	$3,653	$1,409	$35,196	$(232)	$(841)		$39,185
Comprehensive income:
Net income	-	-	-	1,092	-	-	$1,092	1,092
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $410)	-	-	-	-	-	-	796	-
Reclassification adjustment (net of tax, $3)	-	-	-	-	-	-	(7)	-

Other comprehensive income (net of tax, $407)	-	-	-	-	-	789	$789	789

Total comprehensive income							$1,881

Shares acquired by leveraged ESOP	-	-	(58)	-	118	-		60
Cash dividends on common stock ($0.42 per share)	-	-	-	(1,225)	-	-		(1,225)
Issuance of 3,692 shares common stock, dividend reinvestment plan	-	5	48	-	-	-		53
Issuance of 13,900 shares of preferred stock	13,900	-	-	-	-	-		13,900
Cash dividends on preferred stock	-	-	-	(320)	-	-		(320)
Accretion on preferred stock discount	67	-	-	(67)	-	-		-

Balance, September 30, 2009	$13,967	$3,658	$1,399	$34,676	$(114)	$(52)		$53,534

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2009 and December 31, 2008, the results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows and changes in shareholders’ equity for the nine months ended September 30, 2009 and 2008. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 16, 2009.

The Company adopted Accounting Standards Codification (ASC) 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (ASC 105), during the third quarter 2009. ASC 105 establishes a single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC). The effective date of ASC 105 is for interim and annual reporting periods ending after September 15, 2009.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks. All of the Company’s securities were classified as available for sale at September 30, 2009 and December 31, 2008. Amortized costs and fair values were as follows:

	(in thousands) September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$47,079	$1,515	$-	$48,594
Obligations of states and political subdivisions	15,556	397	(156)	15,797
Corporate equity securities	16	164	-	180
Restricted securities	3,426	-	-	3,426

	$66,077	$2,076	$(156)	$67,997

	(in thousands) December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$39,296	$945	$(42)	$40,199
Obligations of states and political subdivisions	14,755	91	(535)	14,311
Corporate equity securities	16	265	-	281
Restricted securities	3,447	-	-	3,447

	$57,514	$1,301	$(577)	$58,238

Notes to Consolidated Financial Statements

(unaudited)

At September 30, 2009 and December 31, 2008, investments in an unrealized loss position that were temporarily impaired were as follows:

	(in thousands)
	September 30, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	1,567	(8)	1,793	(148)	3,360	(156)

	$1,567	$(8)	$1,793	$(148)	$3,360	$(156)

	(in thousands)
	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$2,303	$(42)	$-	$-	$2,303	$(42)

Obligations of states and political subdivisions	8,243	(535)	-	-	8,243	(535)

	$10,546	$(577)	$-	$-	$10,546	$(577)

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

During the first nine months of 2009, six obligations of state and political subdivisions experienced a rating downgrade and four obligations of state and political subdivisions were no longer receiving ratings by Moody’s or S&P. This was the direct result of downgrades of the insurers of these bonds. The bonds that were downgraded were still considered investment grade. For the four obligations of state and political subdivisions that are no longer rated, the Company evaluates the financial condition of the state and political subdivision on a quarterly basis. At September 30, 2009, there were no U.S. agency and mortgage-backed securities and eight obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio that is rated is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.6 years at September 30, 2009.

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans

Loans at September 30, 2009 and December 31, 2008 are summarized as follows:

	(in thousands)
	September 30, 2009	December 31, 2008
Mortgage loans on real estate:
Construction	$55,632	$63,744
Secured by farm land	1,665	1,702
Secured by 1-4 family residential	120,718	116,821
Other real estate loans	200,643	196,163
Loans to farmers (except those secured by real estate)	3,285	3,158
Commercial and industrial loans (except those secured by real estate)	52,412	53,196
Consumer loans	13,207	14,572
Deposit overdrafts	325	1,630
All other loans	1,864	991

Total loans	$449,751	$451,977
Allowance for loan losses	7,181	5,650

Loans, net	$442,570	$446,327

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $378.7 million, or 84.2% of total loans and $378.4 million, or 83.7% of total loans, at September 30, 2009 and December 31, 2008, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is dependent upon local economic conditions. Construction loans totaled $55.6 million and $63.7 million, or 12.4% and 14.1% of total loans at September 30, 2009 and December 31, 2008, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $43.7 million at September 30, 2009, representing 81.5% of total equity and 9.7% of total loans. At December 31, 2008, this concentration totaled $44.8 million representing 114.2% of total equity and 9.9% of total loans. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this concentration of credit risk during the three and nine month periods ended September 30, 2009 and the year ended December 31, 2008.

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the nine months ended September 30, 2009 and 2008 and for the year ended December 31, 2008 were as follows:

	(in thousands)
	September 30, 2009	December 31, 2008	September 30, 2008
Balance at beginning of year	$5,650	$4,207	$4,207
Provision charged to operating expense	2,054	1,994	739
Loan recoveries	250	253	202
Loan charge-offs	(773)	(804)	(325)

Balance at end of period	$7,181	$5,650	$4,823

Impaired loans of $11.0 million at September 30, 2009 and $12.0 million at December 31, 2008 have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $1.6 million and $571 thousand at September 30, 2009 and December 31, 2008, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2009 and the year ended December 31, 2008 was $12.0 million and $5.9 million, respectively.

Note 5. Other Borrowings

The Bank had unused lines of credit totaling $66.9 million available with non-affiliated banks at September 30, 2009. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets.

Notes to Consolidated Financial Statements

(unaudited)

At September 30, 2009, the Bank had borrowings from the FHLB system totaling $35.0 million which mature through March 17, 2011. The interest rate on these notes payable ranged from 0.36% to 5.15% and the weighted average rate was 2.29%. The Bank had collateral pledged on these borrowings, including real estate loans totaling $42.7 million and FHLB stock and other investment securities with a book value of $24.4 million.

At September 30, 2009, the Bank had a $149 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%. The Company also had an unsecured note payable of $114 thousand, which requires monthly payments of $11 thousand and matures September 12, 2011. The fixed interest rate on this loan is 7.35%.

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at September 30, 2009 and December 31, 2008 with the minimum regulatory guidelines were as follows:

	Actual		(dollars in thousands) Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009:
Total Capital (to Risk Weighted Assets):
Consolidated	$68,764	14.74%	$37,321	8.00%	N/A	N/A
First Bank	$68,139	14.64%	$37,237	8.00%	$46,546	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$62,916	13.49%	$18,661	4.00%	N/A	N/A
First Bank	$62,304	13.39%	$18,619	4.00%	$27,928	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$62,916	11.44%	$22,007	4.00%	N/A	N/A
First Bank	$62,304	11.34%	$21,983	4.00%	$27,479	5.00%

December 31, 2008:
Total Capital (to Risk Weighted Assets):
Consolidated	$55,119	11.72%	$37,609	8.00%	N/A	N/A
First Bank	$54,537	11.62%	$37,560	8.00%	$46,949	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$49,469	10.52%	$18,804	4.00%	N/A	N/A
First Bank	$48,887	10.41%	$18,780	4.00%	$28,170	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$49,469	9.10%	$21,747	4.00%	N/A	N/A
First Bank	$48,887	8.99%	$21,745	4.00%	$27,181	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2009 was 2.89%. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

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

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2009, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three and nine months ended September 30, 2009 and 2008 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Service cost	$76,360	$75,352	$229,080	$226,056
Interest cost	67,668	66,604	203,004	199,812
Expected return on plan assets	(56,766)	(87,771)	(170,298)	(263,313)
Amortization of prior service cost	818	818	2,454	2,454
Amortization of net obligation at transition	(1,407)	(1,407)	(4,221)	(4,221)
Amortization of net loss	19,821	3,326	59,463	9,978

Net periodic benefit cost	$106,494	$56,922	$319,482	$170,766

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008, that it expected to contribute $426 thousand to its pension plan for the 2009 plan year. The Company did not make a contribution to the pension plan for the 2009 plan year during the first nine months of 2009. The Company is planning to make the contribution for the 2009 plan year during the fourth quarter of 2009.

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

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Earnings per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged ESOP are not considered to be outstanding. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information about the Company’s leveraged ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per share were 2,921,309 and 2,913,831 for the three months ended September 30, 2009 and 2008, respectively and 2,919,123 and 2,912,165 for the nine months ended September 30, 2009 and 2008, respectively.

Note 10. Fair Value Measurements

The Company adopted ASC 820 (formerly SFAS No. 157), “Fair Value Measurements and Disclosures” (ASC 820), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. ASC 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under ASC 820 based on these two types of inputs are as follows:

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009. Securities identified in Note 2 as restricted securities including stock in the Federal Home Loan Bank of Atlanta (FHLB), Federal Reserve Bank (FRB) and the Community Bankers Bank (CBB) are excluded from the table below since there is no ability to sell these securities except when the FHLB, FRB or CBB require redemption based on either the Company’s borrowings at the FHLB or in the case of the FRB changes in certain portions of the Company’s capital.

Notes to Consolidated Financial Statements

(unaudited)

Description	Balance as of September 30, 2009	Fair Value Measurements at September 30, 2009 Using (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale	$64,571	$180	$64,391	$-

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine months ended September 30, 2009.

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

Notes to Consolidated Financial Statements

(unaudited)

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Description	Balance as of September 30, 2009	Carrying Value at September 30, 2009 (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans	$6,872	$-	$6,522	$350

The following table summarizes the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the period.

Description	Balance as of September 30, 2009	Carrying Value at September 30, 2009 (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$1,722	$-	$1,722	$-

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. ASC 825 (formerly FSP FAS 107-1 and APB 28-1), “Disclosures about Fair Value of Financial Instruments” (ASC 825) excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

ASC 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for other financial assets and financial liabilities are discussed below:

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

Notes to Consolidated Financial Statements

(unaudited)

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2009 and December 31, 2008, fair value of loan commitments and standby letters of credit was immaterial.

The estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 were as follows:

	(in thousands)
	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term investments	$7,989	$7,989	$10,490	$10,490
Securities	67,997	67,997	58,238	58,238
Loans, net	442,570	442,353	446,327	438,754
Loans held for sale	200	200	-	-
Accrued interest receivable	1,699	1,699	1,763	1,763

Financial Liabilities
Deposits	$447,081	$449,991	$447,493	$450,505
Federal funds purchased	2,795	2,795	2,456	2,456
Other borrowings	35,264	35,800	45,397	45,998
Company obligated mandatorily redeemable capital securities	9,279	9,903	9,279	11,532
Accrued interest payable	991	991	1,121	1,121

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

Notes to Consolidated Financial Statements

(unaudited)

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

Note 12. Subsequent Event

On November 6, 2009, the Bank acquired a branch office from another bank. The Bank assumed approximately $15.1 million in deposits, real estate and select business property. The Bank paid a premium on the outstanding deposits on the effective date of the transaction, plus the net book value of the loans and certain other amounts for real and personal property of the branch.

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

•	effects of soundness of other financial institutions;

•	the ability to raise capital as needed;

•	continued increases in FDIC premiums and/or additional FDIC assessments;

•	difficult market conditions in the Company’s industry;

•	uncertain outcome of recently enacted legislation to stabilize the U.S. financial system;

•	potential impact on the Company of recently enacted legislation;

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

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2009 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2008. The results of operations for the three and nine month periods ended September 30, 2009 may not be indicative of the results to be achieved for the year.

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

Revenue Sources and Expense Factors

The primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense and typically represents between 75% to 80% of the Company’s total revenue. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the interest rates paid. In addition to net interest income, noninterest income is the other source of revenue for the Company. Noninterest income is derived primarily from service charges on loans and deposits and fees earned from other services. The Bank generates fee income from other services that include trust and investment advisory services and through the origination and sale of residential mortgages.

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by factors that include loan growth, asset quality, net charge-offs and economic conditions. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the three month period ended September 30, 2009 is salaries and employee benefits, comprising 47% of noninterest expenses, followed by occupancy and equipment expense, comprising 15% of expenses.

Quarterly Performance

Highlights comparing the three month periods ended September 30, 2009 and 2008:

•	Net interest margin improved 5 basis points; net interest income was $156 thousand higher

•	Noninterest income was $120 thousand lower

•	Noninterest expense was $739 thousand higher

•	Provision for other real estate owned was $182 thousand higher

•	Provision for loan losses was relatively unchanged

Net income totaled $818 thousand for the quarter ended September 30, 2009. After the effective dividend and accretion on preferred stock, net income available to common shareholders was $598 thousand, or $0.20 per basic and diluted share compared to net income of $1.3 million, or $0.44 per basic and diluted share, for the same period in 2008. The decrease in third quarter 2009 earnings compared to the same period in 2008 was primarily the result of a 19% increase in noninterest expense and an 8% decrease in noninterest income. Net interest income increased 3% and the provision for loan losses was relatively unchanged when comparing the two periods. Return on assets and return on equity were 0.59% and 6.11%, respectively, for the third quarter of 2009 compared to 0.95% and 12.78% for the same quarter in 2008.

Comparing the quarter ended September 30, 2009 to the same period in 2008, net interest income increased slightly by 3% to $4.8 million. The net interest margin was 5 basis points higher and average interest-earning assets were $8.3 million higher when comparing the two periods. The net interest margin was 3.73% for the third quarter of 2009, compared to 3.68% for the same period in 2008. The margin improved as a result of a decline in the cost of funding earning assets.

Net charge-offs, loan growth and specific reserves on impaired loans resulted in a loan loss provision of $394 thousand in the third quarter of 2009 compared to $385 thousand for the same period in 2008. Net charge-offs were $240 thousand for the third quarter of 2009 compared to $43 thousand for the same period in 2008. Nonperforming assets totaled $16.7 million at September 30, 2009, compared to $15.9 million at December 31, 2008 and $8.9 million at September 30, 2008. The higher levels of nonperforming assets are primarily attributable to weaker local economic conditions that have negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in retail operations and residential real estate development. At September 30, 2009, nonperforming assets consisted of $7.5 million related to commercial real estate loans, $6.4 million related to residential development loans, $2.2 million related to residential real estate loans and $191 thousand related to commercial loans not secured by real estate. Management regularly evaluates the loan portfolio, economic conditions and other factors to determine an appropriate allowance for loan losses. As a result of those evaluations, management believes the allowance for loan losses was adequate at September 30, 2009.

Noninterest income decreased 8% to $1.4 million for the third quarter of 2009 compared to $1.5 million for the same quarter of 2008. The decrease in noninterest income resulted primarily from less overdraft and trust and investment advisory fee income.

Noninterest expense increased 19% to $4.6 million for the third quarter of 2009 compared to $3.9 million for the same quarter of 2008. The higher levels of noninterest expense are primarily related to increased holdings of other real estate owned and other expenses related to loan collections.

Year-to-Date Performance

Highlights comparing the nine month periods ended September 30, 2009 and 2008:

•	Provision for loan losses was $1.3 million higher

•	Provision for other real estate owned was $818 thousand higher

•	Net interest income was $412 thousand lower

•	Noninterest income was $519 thousand lower

•	Noninterest expense was $2.3 million higher

For the nine months ended September 30, 2009, net income was $1.1 million. After the effective dividend and accretion on preferred stock, net income available to common shareholders was $608 thousand, or $0.21 per basic and diluted share, compared to $4.1 million, or $1.41 per basic and diluted share, for the same period in 2008. The decrease in earnings for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily attributable to a $1.3 million increase in the provision for loan losses and $818 thousand in estimated losses that were recognized from declines in the value of other real estate owned. Net interest income decreased 3%, noninterest income decreased 11% and noninterest expense increased 20% when comparing the same periods. Return on assets was 0.27% for the nine months ended September 30, 2009 compared to 1.02% for the same period in 2008, and return on equity was 2.97% for the nine months ended September 30, 2009 compared to 13.87% for the same period in 2008.

Net interest income decreased 3% to $13.4 million for the nine months ended September 30, 2009 compared to $13.9 million for the same period in 2008. The net interest margin was 16 basis points lower which was partially offset by average interest-earning assets that were $8.8 million higher when comparing the two periods. The net interest margin was 3.55% for the nine months ended September 30, 2009, compared to 3.71% for the same period in 2008. The decreased margin resulted from higher levels of non-accrual loans during the first nine months of 2009 combined with the impact of Federal Reserve rate cuts that occurred during the fourth quarter of 2008. These rate cuts compressed the margin as funding costs did not fall at the same pace as yields on earning assets.

Noninterest income decreased 11% to $4.0 million for the nine months ended September 30, 2009 from $4.5 million for the same period in 2008. This decrease was attributable to less overdraft and trust and investment advisory fee income.

Noninterest expense increased 20% to $14.0 million for the nine months ended September 30, 2009, compared to $11.7 million for the same period in 2008. The increase in noninterest expense was primarily the result of provisions for estimated losses on other real estate owned, higher FDIC assessments and increases in salaries and employee benefits and occupancy expense. Occupancy expense increased from new lease payments on future branch sites and increased depreciation expense from the operations center opened during the second half of 2008.

Increases in specific reserves on impaired loans and other factors resulted in a loan loss provision of $2.1 million for the first nine months of 2009 compared to $739 thousand for the same period in 2008.

Management Outlook

The Company does not expect significant changes in financial performance during the fourth quarter of 2009, but anticipates improved performance for the year ending December 31, 2010 compared to the same period in 2009. The Company expects earnings to improve from lower provisions for loan losses and other real estate owned, and moderate net interest income growth. However, the outlook assumes no significant changes in economic conditions or other factors that could negatively affect the Company. If economic conditions deteriorate, financial performance would likely be affected by higher provisions for loan losses and other real estate owned, and other factors including a lower net interest margin. Management will continue to focus efforts on working through problem loans, improving profitability and carefully managing liquidity and capital.

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

Reconciliation of Net Interest Income to

Tax-Equivalent Net Interest Income

(in thousands)

	For the three months ended		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
GAAP measures:
Interest income - loans	$6,239	$6,955	$18,374	$21,555
Interest income - investments and other	710	697	2,041	2,101
Interest expense - deposits	1,844	2,430	5,953	7,802
Interest expense - other borrowings	192	433	628	1,400
Interest expense- other	139	171	396	604

Total net interest income	$4,774	$4,618	$13,438	$13,850

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$10	$11	$31	$33
Tax benefit realized on non-taxable interest income - municipal securities	76	73	221	209

Total tax benefit realized on non-taxable interest income	$86	$84	$252	$242

Total tax-equivalent net interest income	$4,860	$4,702	$13,690	$14,092

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At September 30, 2009, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $48.5 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At September 30, 2009 and December 31, 2008, commercial loans not secured by real estate totaled $52.4 million or 12% of total loans and $53.2 million, or 12% of total loans, respectively.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At September 30, 2009, commercial real estate loans totaled $200.6 million or 45% of the Bank’s total loans, as compared to $197.9 million, or 44%, at December 31, 2008. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. The valuation of commercial real estate collateral is provided by independent fee appraisers who have been approved by the Bank’s Executive Vice President-Loan Administration. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and carefully evaluates the location and environmental condition of the real estate collateral. To further mitigate risk, the Company monitors loan concentrations within the commercial real estate portfolio.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at September 30, 2009 and December 31, 2008, were $55.6 million, or 12% of total loans, and $63.7 million, or 14% of total loans, respectively. The majority of these loans has an average life of approximately one year and re-price monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

Residential Real Estate Lending

Residential lending activity may be generated by Bank loan officer solicitations, referrals by real estate professionals, and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Executive Vice President-Loan Administration. Typically, the Bank originates all fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At September 30, 2009, $120.7 million, or 27%, of total loans consisted of residential real estate loans as compared to $116.8 million, or 26%, at December 31, 2008.

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

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans and installment and demand loans. At September 30, 2009, consumer loans, including deposit overdraft balances, were $13.5 million, or 3% of gross loans, as compared to $16.2 million, or 4% of gross loans, at December 31, 2008. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

Net income totaled $818 thousand for the quarter ended September 30, 2009. After the effective dividend on preferred stock, net income available to common shareholders was $598 thousand, or $0.20 per basic and diluted share compared to net income of $1.3 million, or $0.44 per basic and diluted share, for the same period in 2008. The decrease in third quarter 2009 earnings compared to the same period in 2008 was primarily the result of a 19% increase in noninterest expense and an 8% decrease in noninterest income. Net interest income increased 3% and the provision for loan losses was relatively unchanged when comparing the two periods. Return on assets and return on equity were 0.59% and 6.11%, respectively, for the third quarter of 2009 compared to 0.95% and 12.78% for the same quarter in 2008.

For the nine months ended September 30, 2009, net income totaled $1.1 million. After the effective dividend and accretion on preferred stock, net income available to common shareholders was $608 thousand, or $0.21 per basic and diluted share compared to $4.1 million, or $1.41 per basic and diluted share, for the same period in 2008. The decrease in earnings for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily attributable to a $1.3 million increase in the provision for loan losses and $818 thousand in estimated losses that were recognized from declines in the value of other real estate owned. Net interest income decreased 3%, noninterest income decreased 11% and noninterest expense increased 20% when comparing the same periods. Return on assets was 0.27% for the nine months ended September 30, 2009 compared to 1.02% for the same period in 2008, and return on equity was 2.97% for the nine months ended September 30, 2009 compared to 13.87% for the same period in 2008.

Net Interest Income

Comparing the quarter ended September 30, 2009 to the same quarter in 2008, net interest income increased slightly by 3% as a result of a 5 basis point increase in the net interest margin and a $8.3 million increase in average interest-earning assets. The net interest margin was 3.73% for the third quarter of 2009, compared to 3.68% for the same period in 2008. The margin improved as a result of a decline in the cost of funding earning assets.

Net interest income decreased 3% to $13.4 million for the nine months ended September 30, 2009, compared to $13.9 million for the same period in 2008. The net interest margin was 16 basis points lower while average interest-earning assets were $8.8 million higher when comparing the two periods. The decreased margin resulted from higher levels of non-accrual loans during the first nine months of 2009 combined with the impact of Federal Reserve rate cuts that occurred during the fourth quarter of 2008. These rate cuts compressed the margin as funding costs did not fall at the same pace as yields on earning assets. The net interest margin was 3.55% for the nine months ended September 30, 2009, compared to 3.71% for the same period in 2008.

Based on Company forecasts, the net interest margin is expected to remain stable for the remainder of 2009 and for 2010.

Provision for Loan Losses

Net charge-offs, loan growth and specific reserves on impaired loans resulted in a loan loss provision of $394 thousand in the third quarter of 2009 compared to $385 thousand for the same period in 2008. The provision for loan losses totaled $2.1 million for the first nine months of 2009, compared to $739 thousand for the same period of 2008. Net charge-offs were $240 thousand for the third quarter of 2009 compared to $43 thousand for the same period in 2008. For the first nine months of 2009, net charge-offs were $523 thousand compared to $124 thousand for the same period in 2008. Nonperforming assets totaled $16.7 million compared to $15.9 million at December 31, 2008 and $8.9 million at September 30, 2008. The higher levels of nonperforming assets were primarily attributable to weaker local economic conditions that have negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in retail operations and residential real estate development. At September 30, 2009, nonperforming assets consisted of $7.5 million related to commercial real estate loans, $6.4 million related to residential development loans, $2.2 million related to residential real estate loans and $191 thousand related to commercial loans not secured by real estate. Management regularly evaluates the loan portfolio, economic conditions and other factors to determine an appropriate allowance for loan losses. As a result of those evaluations, management believes the allowance for loan losses was adequate at September 30, 2009.

The Company believes that it has identified the loans with the highest risk and has increased the allowance for loan losses accordingly during the first nine months of 2009. However, factors including economic conditions and regional collateral values may have a direct correlation with the required provision for loan losses. Unfavorable changes in the factors considered when evaluating the adequacy of the allowance for loan losses, further deterioration of asset quality, and the potential of higher charge-offs, could require additional allocations to the provision for loan losses in future periods.

Noninterest Income

Noninterest income decreased $120 thousand, or 8%, in the third quarter of 2009 to $1.4 million compared to $1.5 million for the third quarter of 2008. Service charges on deposit accounts decreased 11% to $662 thousand for the third quarter of 2009 compared to $746 thousand for the same quarter of 2008. The decrease in service charges resulted primarily from less overdraft fee income. Fee income from trust and investment advisory services decreased 28% to $263 thousand for the third quarter of 2009, compared to $363 thousand for the same period in 2008. This decrease was attributable to less fees generated from lower average assets under management during the third quarter of 2009 when compared to the same period in 2008.

Noninterest income decreased 11% to $4.0 million for the nine months ended September 30, 2009 from $4.5 million for the same period in 2008. This decrease was attributable to a 14% decrease in service charges on deposit accounts, primarily from less overdraft fee income, and a 19% decrease in trust and investment advisory fee income.

For the remainder of 2009 and for 2010, management does not expect significant changes in noninterest income.

Noninterest Expense

Noninterest expense increased $739 thousand, or 19%, to $4.6 million for the third quarter of 2009 compared to $3.9 million for the same period in 2008. The higher levels of noninterest expense are primarily related to increased holdings of other real estate owned and other expenses related to loan collections. The provision for losses on other real estate owned totaled $182 thousand for the quarter ended September 30, 2009 compared to no provision for the same period of 2008. Loan and other real estate owned expenses were $94 thousand higher for the third quarter of 2009 compared to the third quarter of 2008. In addition, salaries and employee benefits were $192 thousand higher during the third quarter of 2009 compared to the same period one year ago. This increase was primarily the result of the reversal of a $167 thousand accrual for 2008 incentive plan bonuses that occurred during the third quarter of 2008. FDIC assessment expense was $88 thousand higher for the third quarter of 2009 compared to the third quarter of 2008 as a result of increased assessment rates.

Noninterest expense increased 20% to $14.0 million for the nine months ended September 30, 2009, compared to $11.7 million for the same period in 2008. The increase in noninterest expense was primarily the result of provisions for estimated losses on other real estate owned, higher FDIC assessments and increases in salaries and employee benefits and occupancy expense. Occupancy expense increased from new lease payments on future branch sites and increased depreciation expense from the operations center opened during the third quarter of 2008.

For the remainder of 2009, noninterest expenses are expected to remain stable. Management expects lower noninterest expenses for the year ending December 31, 2010 compared to the same period in 2009, from lower provisions for other real estate owned.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and nine month periods ended September 30, 2009 and 2008. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Financial Condition

General

Total assets were $552.9 million at September 30, 2009 compared to $548.2 million at December 31, 2008. The Company’s trust and investment advisory group had assets under management of $193.8 million at September 30, 2009 compared to $174.0 million at December 31, 2008. Assets managed by the trust and investment advisory group are not held on the Company’s balance sheet.

The Company does not expect significant balance sheet growth during the remainder of 2009 and during 2010 based on current and anticipated economic conditions. It is believed that the contraction of the housing market, rising unemployment rates and other factors have negatively impacted customer deposit balances and loan demand.

Loans

The Bank is an active lender with a loan portfolio that includes commercial and residential real estate loans, commercial loans, consumer loans, construction loans and home equity loans. The Bank’s lending activity is concentrated on individuals, small and medium-sized businesses, local governmental and non-profit entities in its market area. As a provider of community-oriented financial services, the Bank does not attempt to diversify its loan portfolio by undertaking significant lending activity outside its market area. Loans, net of the allowance for loan losses, were $442.6 million and $446.3 at September 30, 2009 and December 31, 2008, respectively.

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $378.7 million, or 84% of total loans and $378.4 million, or 84% of total loans at September 30, 2009 and December 31, 2008, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is influenced by local economic conditions. Construction loans totaled $55.6 million and $63.7 million, or 12% and 14% of total loans at September 30, 2009 and December 31, 2008, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $43.7 million at September 30, 2009, representing 82% of total equity and 10% of total loans. At December 31, 2008, this concentration totaled $44.8 million representing 114% of total shareholders’ equity and 10% of total loans. These loans are included in other real estate loans in the table found in Note 3 of the notes to consolidated financial statements of this Form 10-Q. The Company experienced no loan losses related to this concentration of credit risk during the nine month period ended September 30, 2009 and the year ended December 31, 2008. The Company analyzes this concentration by performing interest rate and vacancy rate stress tests on a quarterly basis.

Asset Quality

Management classifies as nonperforming assets non-accrual loans, restructured loans, repossessed assets and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $5.6 million in OREO at September 30, 2009 and $4.3 million at December 31, 2008.

Nonperforming assets were $16.7 million at September 30, 2009, $15.9 million at December 31, 2008 and $8.9 million at September 30, 2008, representing 3.01%, 3.23% and 1.63% of total assets, respectively. Nonperforming assets included $10.7 million in nonaccrual loans, $5.6 million in OREO and $321 thousand in repossessed assets at September 30, 2009.

The higher levels of nonperforming assets were primarily attributable to weaker local economic conditions that have negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in retail operations and residential real estate development. At September 30, 2009, nonperforming assets consisted of $7.5 million related to commercial real estate loans, $6.4 million related to residential development loans, $2.2 million related to residential real estate loans and $191 thousand related to commercial loans not secured by real estate. The increase in nonperforming assets was one of the factors that determined the provision for loan losses during the first nine months of 2009. Nonperforming assets could increase due to other potential problem loans identified by management. At September 30, 2009, other potential problem loans totaled $31.5 million, of which $29.4 million are currently performing and are generally considered well-secured. Certain risks, including the borrower’s ability to pay and the collateral value securing the loan, have been identified that may result in the potential problem loans not being repaid in accordance with their terms. However, the loans are currently performing and $29.4 million of the potential problem loans are generally considered well-secured.

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $7.2 million at September 30, 2009 and $5.7 million at December 31, 2008, representing 1.60% and 1.25% of total loans, respectively.

Impaired loans totaled $11.0 million and $12.0 million at September 30, 2009 and December 31, 2008, respectively. These loans have been recognized in conformity with SFAS No. 114. The related allowance for loan losses provided for these loans totaled $1.6 million and $571 thousand at September 30, 2009 and December 31, 2008, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2009 and the year ended December 31, 2008 was $12.0 million and $5.9 million, respectively.

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

Securities

Securities at September 30, 2009 were $68.0 million, an increase of $9.8 million, or 17%, from $58.2 million at December 31, 2008. On March 13, 2009, the Company received proceeds from a $13.9 million investment in its preferred stock and during the second quarter of 2009 invested most of the proceeds in securities. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and certain restricted securities. As of September 30, 2009, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits were $447.1 million at September 30, 2009, a slight decrease from $447.5 million at December 31, 2008. Time deposits increased $13.1 million or 7% during the first nine months of 2009 to $204.1 million compared to $191.0 million at December 31, 2008. Brokered deposits decreased $9.3 million or 22% to $33.1 million compared to $42.4 million at December 31, 2008. Non-interest bearing demand deposits increased $2.3 million or 3% during the first nine months of 2009. Savings and interest-bearing demand deposits decreased $6.6 million or 5% to $134.1 million at September 30, 2009 compared to $140.7 million at December 31, 2008.

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

At September 30, 2009, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $170.2 million. At September 30, 2009, 36% or $161.6 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $66.9 million at September 30, 2009, which included $29.7 million available from FHLB. During the first nine months of 2009, other borrowing activity included repayment of a fixed rate advance from FHLB in the amount of $10.0 million. The Bank also borrowed and repaid Daily Rate Credit advances as an alternative to purchasing federal funds.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 14.74% at September 30, 2009 and a ratio of Tier 1 capital to risk-weighted assets of 13.49%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

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

Commitments to extend credit, which amounted to $41.6 million at September 30, 2009, and $48.6 million at December 31, 2008, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At September 30, 2009 and December 31, 2008, the Bank had $5.7 million and $7.1 million in outstanding standby letters of credit, respectively.

At September 30, 2009 and December 31, 2008, the Company had entered into locked-rate commitments to originate mortgage loans amounting to $1.2 million and $1.9 million, respectively. The Company had loans held for sale of $200 thousand at September 30, 2009 and none at December 31, 2008. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $1.4 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) (ASC 805 Business Combinations). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805 Business Combinations). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820 Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825 Financial Instruments and ASC 270 Interim Reporting). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The implementation of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320 Investments – Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The implementation of SAB 111 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (ASC 855 Subsequent Events). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The implementation of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (ASC 860 Transfers and Servicing). SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a report entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162” (ASC 105 Generally Accepted Accounting Principles). SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective immediately. The adoption of SFAS 168 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The adoption of SAB 112 did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim periods beginning after issuance. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.” Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

10.1	Purchase and Assumption Agreement between StellarOne Bank and First Bank, dated July 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2009).

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Harry S. Smith	November 16, 2009
Harry S. Smith	Date
President and Chief Executive Officer

/s/ M. Shane Bell	November 16, 2009
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document
10.1	Purchase and Assumption Agreement between StellarOne Bank and First Bank, dated July 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2009).

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350