Form 10-K
period 2009-12-31
FIRST NATIONAL CORP /VA/
filed 2010-03-26
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2009 was $39,491,247.

The number of outstanding shares of common stock as of March 24, 2010 was 2,936,931.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2010 Annual Meeting of Shareholders – Part III

Part I

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the Company may be adversely affected by economic conditions in the market area;

•	risks inherent in the loan portfolio such as repayment risks, fluctuating collateral values and concentrations;

•	the adequacy of the allowance for loan losses related to changes in general economic and business conditions in the market area;

•	successful management of credit risk including certain concentrations in loans secured by real estate;

•	the adequacy of the valuation allowance for other real estate owned related to changes in economic conditions and local real estate activity;

•	potential impact on the Company of legislation;

•	the ability to continue paying common dividends;

•	difficult market conditions in the Company’s industry;

•

the reliance on secondary sources, such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet liquidity needs;

•	the ability to raise capital as needed;

•	the successful management of interest rate risk;

•	the limited trading market in the Company’s common stock; and

•	other factors identified in Item 1A, “Risk Factors”, below.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results.

Item 1.	Business

General

First National Corporation (the Company) is the financial holding company of:

•	First Bank (the Bank). The Bank owns:

•	First Bank Financial Services, Inc.

•	Shen-Valley Land Holdings, LLC

•	First National (VA) Statutory Trust I (Trust I)

•	First National (VA) Statutory Trust II (Trust II)

•	First National (VA) Statutory Trust III (Trust III)

First Bank Financial Services, Inc. invests in partnerships that provide title insurance and investment services. Shen-Valley Land Holdings, LLC was formed to hold other real estate owned and future office sites. The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities.

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

The Bank’s products and services are provided through 12 branch offices, 31 ATMs and its website, www.therespowerinone.com. The Bank operates six of its offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, deposit, trust and investment advisory personnel to be readily available to serve customers throughout the Bank’s market area. For the location of each of these Financial Centers, see Item 2 of this Form 10-K below.

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

The financial services industry is highly competitive and could become more competitive as a result of recent and ongoing legislative, regulatory and technological changes, and continued consolidation and economic turmoil within the financial services industry. Advantages larger financial institutions may have over the Company include more efficient operations from economies of scale, the ability to support wide-ranging advertising campaigns, raise larger amounts of capital and have substantially higher lending limits. Credit unions have a competitive advantage because of a more favorable tax treatment than the Company and can pass those savings on to their customers through lower loan rates and higher deposit rates.

Factors affecting the competition for loans and deposits are interest rates and terms offered, the number and location of branches and types of products offered, as well as the reputation of the institution. Advantages the Company has over the competition include long-term customer relationships, a commitment to excellent customer service, dedicated and loyal employees, local management and directors, and the support and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-sized businesses and local governmental entities within its communities. According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2009, the Bank was ranked first in Shenandoah County with $266.0 million in deposits, representing 33% of the total deposit market; fourth in Warren County with $53.0 million or 11% of the market; fourth in Frederick County with $72.4 million or 16% of the market; and sixth in the City of Winchester with $70.3 million or 5% of the market.

No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.

Employees

At December 31, 2009, the Company and the Bank employed a total of 163 full-time equivalent employees. The Company considers relations with its employees to be excellent.

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

Dividends

The Company is a legal entity separate and distinct from its banking and other subsidiaries. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. During the year ended December 31, 2009, the Bank transferred $2.6 million in dividends to the Company. As of December 31, 2009, the aggregate amount of unrestricted funds which could be transferred from the Bank to the Company, without prior regulatory approval, totaled $4.0 million.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In connection with the Company’s participation in the Capital Purchase Program established by the U.S. Department of the Treasury (the Treasury) under the EESA, the Company issued preferred stock to the Treasury on March 13, 2009. The Preferred Stock is in a superior ownership position compared to common stock. Dividends must be paid to the preferred stock holder before they can be paid to the common shareholders. In addition, prior to March 13, 2012, unless the Company has redeemed the Preferred Stock or the Treasury has transferred the Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement. If the dividends on the Preferred Stock have not been paid for an aggregate of six (6) quarterly dividend periods or more, whether or not consecutive, the Company’s authorized number of directors will be automatically increased by two (2) and the holders of the Preferred Stock will have the right to elect those directors at the Company’s next annual meeting or at a special meeting called for that purpose; these two directors will be elected annually and will serve until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full.

Deposit Insurance and Assessments

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are subject to the deposit insurance assessments of the Deposit Insurance Fund (DIF) of the FDIC. The DIF was formed March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the Act). The Act established a range of 1.15% to 1.50% within which the FDIC board of directors may set the Designated Reserve Ratio (reserve ratio or DRR). The current target DRR is 1.25%. However, the Act has eliminated restrictions on premium rates based on the DRR and granted the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

To maintain the DIF, member institutions are assessed an insurance premium based on their deposits and their institutional risk category. The FDIC determines an institution’s risk category by combining its supervisory ratings with its financial ratios and other risk measures.

Recent depository institutional failures have resulted in a decline in the DIF reserve ratio to below 1.15%. Under the Act, in October 2008 the FDIC Board adopted a Restoration Plan to return the DIF to its statutorily mandated minimum reserve ratio of 1.15% within five years. In February 2009, given the extraordinary circumstances facing the banking industry, the Board amended its Restoration Plan to allow the Fund seven years to return to the ratio of 1.15%. In May 2009, Congress amended the statute governing establishment of the Plan to allow the FDIC up to eight years to return the DIF reserve ratio back to 1.15%, absent extraordinary circumstances.

In 2009, the FDIC undertook several measures in an effort to replenish the DIF. On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and set new initial base assessment rates beginning April 1, 2009. Rates range from a minimum of 12 cents per $100 of domestic deposits for well-managed, well-capitalized institutions with the highest credit ratings, to 45 cents per $100 for those institutions posing the most risk to the DIF. Risk-based adjustments to the initial assessment rate may lower the rate to 7 cents per $100 of domestic deposits for well-managed, well-capitalized banks with the highest credit ratings or raise the rate to 77.5 cents per $100 for depository institutions posing the most risk to the DIF.

On May, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was limited to 10 basis points times the institution’s assessment base for the second quarter 2009. On September 29, 2009, the FDIC increased the annual assessment rates uniformly by 3 basis points beginning in 2011. On November 17, 2009, the FDIC amended its regulations to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. For purposes of determining the prepayment, the FDIC used the institution’s assessment rate in effect on September 30, 2009. The prepayment amount for the Bank was $2.7 million.

On January 12, 2010, the FDIC issued an advance notice of proposed rulemaking seeking comment on ways the FDIC’s risk-based assessment system could be changed to account for the risks posed by certain employee compensation programs. The FDIC is concerned with adjusting risk-based assessment rates to adequately compensate the DIF for risks inherent in the design of certain compensation programs. Any change to the risk-based assessment system would be intended to improve the way risk is differentiated among institutions rather than generate revenue for the DIF.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessments rates are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

In 2009, under the FDIC’s Temporary Liquidity Program, participating institutions paid a premium of 10 cents per $100 to fully insure domestic noninterest-bearing transaction accounts. The assessment was paid on account balances in excess of the insurance limits. In December 2008, the Bank elected to participate in this program.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.

FDIC Temporary Liquidity Guarantee Program

The Company participated in the FDIC’s Temporary Liquidity Guarantee Program (TLGP). The TLGP had two components: the Debt Guarantee Program, which provided a temporary guarantee on newly issued senior unsecured debt issued by eligible entities; and the Transaction Account Guarantee Program (TAGP), which provided a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions. The fee assessment for deposit insurance coverage was 10 basis points per annum on amounts in covered accounts exceeding $250,000.

The Debt Guarantee Program expired on October 31, 2009. In August 2009, the FDIC extended the TAGP through June 30, 2010. The Corporation elected to remain in the TAGP for the extended time period. As such, after December 31, 2009, the fee assessment for deposit insurance coverage was increased to 15 basis points per quarter on amounts in covered accounts exceeding $250,000.

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

Capital Purchase Program Regulations

As a result of the Company’s participation in the TARP Capital Purchase Program (CPP), it is subject to certain provisions under EESA. On February 10, 2009, the Treasury announced the Financial Stability Plan under the EESA (the Financial Stability Plan) which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors. On February 18, 2009, President Obama signed the American Reinvestment and Recovery Act of 2009 (ARRA), a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions.

On June 10, 2009, under the authority granted to it under ARRA and EESA, the Treasury issued an interim final rule under Section 111 of EESA, as amended by ARRA, regarding compensation and corporate governance restrictions that would be imposed on CPP recipients, effective June 15, 2009. As a CPP recipient with currently outstanding CPP obligations, the Company is subject to the compensation and corporate governance restrictions and requirements set forth in the interim final rule, which, among other things: (1) prohibit us from paying or accruing bonuses, retention awards or incentive compensation, except for certain long-term stock awards, to the Company’s most highly compensated employee; (2) prohibit us from making severance payments to any of the senior executive officers or next five most highly compensated employees; (3) require the Company to conduct semi-annual risk assessments to assure that compensation arrangements do not encourage “unnecessary and excessive risks” or the manipulation of earnings to increase compensation; (4) require the Company to recoup or “clawback” any bonus, retention award or incentive compensation paid by the Company to a senior executive officer or any of the next 20 most highly compensated employees, if the payment was based on financial statements or other performance criteria that are later found to be materially inaccurate; (5) prohibit the Company from providing tax gross-ups to any of the senior executive officers or next 20 most highly compensated employees; (6) require the Company to provide enhanced disclosure of perquisites, and the use and role of compensation consultants; (7) require the Company to adopt a corporate policy on luxury and excessive expenditures; (8) require the chief executive officer and chief financial officer to provide periodic certifications about compensation practices and compliance with the interim final rule; (9) require the Company to provide enhanced disclosure of the relationship between the Company’s compensation plans and the risk posed by those plans; and (10) require the Company to provide an annual non-binding shareholder vote, or “say-on-pay” proposal, to approve the compensation of our executives, consistent with regulations promulgated by the Securities and Exchange Commission (SEC). On January 12, 2010, the SEC adopted final regulations setting forth the parameters for such say-on-pay proposals for public company CPP participants.

Under EESA, Congress has the ability to impose “after-the-fact” terms and conditions on participants in Treasury’s TARP Capital Purchase Program. As a participant in the TARP Capital Purchase Program, the Company is subject to any such retroactive legislation. Additional regulations applicable to CPP recipients adopted as part of EESA, the Financial Stability Plan, ARRA, or other legislation may subject the Company to additional regulatory requirements. The impact of these additional requirements may put us at competitive disadvantage in comparison to financial institutions that have either repaid all CPP funds or never accepted CPP funds and may materially adversely affect our business and results of operations.

Evolving Legislation and Regulatory Action

In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader regulatory reform and a restructuring of the entire financial regulatory system. Legislators and regulators in the United States are currently considering a wide range of proposals that, if enacted, could result in major changes to the way banking operations are regulated. Some of these major changes may take effect as early as 2010, and could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.

Item 1A.	Risk Factors

An investment in the Company’s common stock involves significant risks, including the following risks and uncertainties. These risk factors should be read carefully and considered before deciding to invest in the Company’s common stock. These risk factors may adversely affect the Company’s financial condition and future earnings. In that event, the trading price of the Company’s common stock could decline and you could lose a part or all of your investment. This section should be read together with the other information, including the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

The Company may be further adversely affected by economic conditions in its market area.

The Company is headquartered in the northern Shenandoah Valley region of Virginia. Because lending is concentrated in this market, the Company is affected by the general economic conditions in the region. Changes in the economy may influence the growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A continued decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would further impact these local economic conditions and the demand for banking products and services generally, which could negatively affect the Company’s performance and financial condition.

Deteriorating credit quality, particularly in real estate loans, has adversely impacted the Company and may continue to adversely impact the Company.

During 2008 the Company began to experience a downturn in the overall credit performance of the loan portfolio, as well as acceleration in the deterioration of general economic conditions. This deterioration, including a significant increase in national and regional unemployment levels, is negatively impacting some borrower’s ability to repay. During the year ended December 31, 2008, these conditions resulted in a $15.4 million increase in nonperforming assets and loans over 90 days past due. During the year ended December 31, 2009, nonperforming assets and loans over 90 days past due decreased $2.9 million. The allowance for loan losses increased $1.4 million to $7.1 million at December 31, 2009, compared to $5.7 million at December 31, 2008. The allowance increased $1.5 million during the year ended December 31, 2008. Additional increases in loan loss reserves may be necessary in the future. Continued deterioration in the quality of the loan portfolio can have a material adverse effect on earnings, liquidity and capital.

If the Bank’s allowance for loan losses becomes inadequate, results of operations may be adversely affected.

The Bank maintains an allowance for loan losses that it believes is a reasonable estimate of known and inherent losses in the loan portfolio. Through a quarterly review of the loan portfolio, management determines the amount of the allowance for loan losses by considering economic conditions, credit quality of the loan portfolio, collateral supporting the loans, performance of customers relative to their financial obligations and the quality of the Bank’s loan administration. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these losses may exceed current estimates. Although the Company believes the allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio, such losses and the adequacy of the allowance for loan losses cannot be fully predicted. Excessive loan losses could have a material impact on financial performance. Earnings may also be negatively impacted by loan growth, which requires additions to the allowance for loan losses.

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

The Bank offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. The majority of the loans are secured by real estate (both residential and commercial) in the market area. At December 31, 2009, these loans totaled $375.0 million, or 85%, of total loans. The Bank has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $42.9 million at December 31, 2009, representing 78% of total equity and 10% of total loans. A major change in the real estate market, such as further deterioration in the value of this collateral, or in the local or national economy, could adversely affect customers’ ability to pay these loans, which in turn could impact the Bank. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and the Bank tries to limit exposure to this risk by monitoring extensions of credit carefully. The Bank cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

If the Bank’s valuation allowance on other real estate owned becomes inadequate, results of operations may be adversely affected.

The Bank maintains a valuation allowance that it believes is a reasonable estimate of known losses in other real estate owned (OREO). The Bank obtains appraisals on all OREO properties on an annual basis and adjusts the valuation allowance accordingly. The carrying value of OREO is susceptible to changes in economic and real estate market conditions. Although the Company believes the valuation allowance is a reasonable estimate of known losses, such losses and the adequacy of the allowance cannot be fully predicted. Excessive declines in market values could have a material impact on financial performance.

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

Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position.

In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader reform and a restructuring of financial institution regulation. Legislators and regulators in the United States are currently considering a wide range of proposals that, if enacted, could result in major changes to the way banking operations are regulated. Some of these major changes may take effect as early as 2010, and could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.

Certain reform proposals under consideration could result in our becoming subject to stricter capital requirements and leverage limits, and could also affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our shareholders or creditors. In addition, we anticipate the enactment of certain reform proposals under consideration that would introduce stricter substantive standards, oversight and enforcement of rules governing consumer financial products and services, with particular emphasis on retail extensions of credit and other consumer-directed financial products or services. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

Increases in FDIC insurance premiums have adversely impacted the Company and may continue to adversely affect the Company’s profitability.

During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC insured banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and noninterest-bearing transactional accounts are currently fully insured (unlimited coverage). These programs have placed additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ of estimated deposit insurance premiums by December 31, 2009. The Company is generally unable to control the amount of premiums that the Company is required to pay for FDIC insurance. If there are additional bank or financial institution failures, or the cost of resolving prior failures exceeds expectations, the Company may be required to pay even higher FDIC premiums than the recently increased levels. Any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company’s earnings and financial condition.

The Company may not pay dividends on common shares.

Holders of the Company’s common shares are only entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. Although the Company has historically declared cash dividends on common shares, it is not required to do so and may reduce or eliminate common share dividends in the future. This could adversely affect the market price of the Company’s common shares. Also, the Company’s ability to increase its dividend or to make other distributions is restricted due to participation in the Capital Purchase Program, which limits (without the consent of the Treasury) its ability to increase its dividend or to repurchase common shares for so long as any securities issued under such program remain outstanding.

Difficult market conditions have adversely affected the Company’s industry.

Dramatic declines in the housing market over the past three years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of mortgage-backed securities (MBS) but spreading to other securities and loans have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected the Company’s business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact charge-offs and the provision for loan losses. A worsening of these conditions would likely have an adverse effect on the Company and others in the financial services industry.

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

The Company anticipates that it will have sufficient capital to support asset growth and potential loan charge-offs. However, additional capital may be needed in the future to maintain capital levels. The ability to raise capital through the sale of additional securities will depend primarily upon the Company’s financial condition and the condition of financial markets at that time. The Company may not be able to obtain additional capital in amounts or on terms that are satisfactory. The Company’s ability to grow its balance sheet may be constrained if it is unable to raise additional capital as needed.

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

Our ability to retain key officers and employees may be further impacted by legislation and regulation affecting the financial services industry. For example, Section 7001 of the ARRA amended Section 111 of the EESA in its entirety, significantly expanded the executive compensation restrictions. These restrictions apply to the Company as a participant in the Capital Purchase Program and shall generally continue to apply for as long as any Senior Preferred shares are outstanding. Such restrictions and standards may further impact management’s ability to compete with financial institutions that are not subject to the same limitations as the Company under Section 7001 of the ARRA.

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

As a financial institution, the Company’s earnings, liquidity, and capital are subject to risks associated with negative public opinion of the Company and of the financial services industry as a whole. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our clients’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep, attract and/or retain clients and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. Negative public opinion could also affect our ability to borrow funds in the unsecured wholesale debt markets.

As a result of the Company’s participation in the Capital Purchase Program (CPP), we may become subject to additional regulation, and we cannot predict the cost or effects of compliance at this time.

In connection with our participation in the CPP administered under the TARP, we may face additional regulations and/or reporting requirements, including, but not limited to, the following:

•

Congress has the ability to impose “after-the-fact” terms and conditions on participants in the CPP. As a participant in the CPP, we would be subject to any such retroactive legislation. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

•

Participation in the CPP will limit our ability to increase the dividend on our common stock above $0.14 per share, or to repurchase, our common stock without the consent of the Treasury until the earlier of March 13, 2012 or until the Preferred Stock has been redeemed in whole.

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

Name	Location	Year Opened	Type	Owned/Leased
Strasburg Financial Center	112 West King Street Strasburg, Virginia	1927	Financial Center	Owned

Front Royal Express	508 North Commerce Avenue Front Royal, Virginia	1985	Branch	Leased

Kernstown	3143 Valley Pike Winchester, Virginia	1994	Branch	Owned

South Woodstock	860 South Main Street Woodstock, Virginia	1995	Branch	Owned

North Loudoun	661 North Loudoun Street Winchester, Virginia	1998	Branch	Owned

North Woodstock	496 North Main Street Woodstock, Virginia	1999	Branch	Leased

Front Royal Financial Center	1717 Shenandoah Avenue Front Royal, Virginia	2002	Financial Center	Owned

Winchester Financial Center	1835 Valley Avenue Winchester, Virginia	2003	Financial Center	Owned

Mount Jackson Financial Center	5304 Main Street Mount Jackson, Virginia	2004	Financial Center	Owned

Sherando Financial Center	695 Fairfax Pike Stephens City, Virginia	2006	Financial Center	Owned

Winchester West Financial Center	208 Crock Wells Mill Drive Winchester, Virginia	2006	Financial Center	Owned

Operations Center	406 Borden Mowery Drive Strasburg, Virginia	2008	Operations Center	Owned

Woodstock West	300 West Reservoir Road Woodstock, Virginia	2009	Branch	Owned

Rental expense for the leased locations totaled $37 thousand for the year ended December 31, 2009. The lease for the Front Royal Express property expired on April 30, 2009 with an automatic renewal option through April 30, 2013. The lease for the North Woodstock property expires on May 31, 2016, without a renewal option.

All of the Company’s properties are in good operating condition and are adequate for the Company’s present and future needs.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Reserved

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividends

Shares of the common stock of the Company are traded on the over-the-counter (OTC) market and quoted in the OTC Bulletin Board under the symbol “FXNC.” As of March 19, 2010 the Company had 676 shareholders of record and approximately 578 additional beneficial owners of shares of common stock.

Following are the high and low prices of sales of common stock known to the Company, along with the dividends that were paid quarterly in 2009 and 2008.

	Market Prices and Dividends (per share)
	Sales Price ($)		Dividends ($)
	High	Low
2009:
1st quarter	17.25	11.50	0.14
2nd quarter	17.25	15.00	0.14
3rd quarter	16.10	12.80	0.14
4th quarter	14.00	9.25	0.14
2008:
1st quarter	23.89	21.00	0.14
2nd quarter	23.45	19.45	0.14
3rd quarter	21.50	19.10	0.14
4th quarter	20.00	14.75	0.14

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

In connection with its participation in the Capital Purchase Program established by the Treasury under the EESA, the Company issued preferred stock to the Treasury on March 13, 2009. The Preferred Stock is in a superior ownership position compared to common stock. Dividends must be paid to the preferred stock holder before they can be paid to the common shareholders. In addition, prior to March 13, 2012, unless the Company has redeemed the Preferred Stock or the Treasury has transferred the Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement. If the dividends on the Preferred Stock have not been paid for an aggregate of six (6) quarterly dividend periods or more, whether or not consecutive, the Company’s authorized number of directors will be automatically increased by two (2) and the holders of the Preferred Stock will have the right to elect those directors at the Company’s next annual meeting or at a special meeting called for that purpose; these two directors will be elected annually and will serve until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full.

Stock Repurchases

The Company did not repurchase any shares of its common stock during the fourth quarter of 2009.

Stock Performance Graph

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return on the S&P 500, NASDAQ-Total U.S. and the SNL Bank Index $500M-$1B, assuming an investment of $100 in shares of Common Stock on December 31, 2004, and the reinvestment of dividends.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

First National Corporation	$100.00	$131.14	$133.31	$113.46	$84.21	$53.99
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank $500M-$1B	100.00	104.29	118.61	95.04	60.9	58.00

Item 6.	Selected Financial Data

The following is selected financial data for the Company for the last five years. This information has been derived from audited financial information included in Item 8 of this Form 10-K.

	Years Ended December 31,
	(in thousands except ratios and per share amounts)
	2009	2008	2007	2006	2005
Results of Operations
Interest and dividend income	$27,414	$30,913	$35,501	$32,947	$26,013
Interest expense	9,084	12,793	17,401	15,392	9,786
Net interest income	18,330	18,120	18,100	17,555	16,227
Provision for loan losses	2,300	1,994	398	378	838
Net interest income after provision for loan losses	16,030	16,126	17,702	17,177	15,389
Noninterest income	5,577	5,951	6,072	5,170	4,371
Noninterest expense	18,703	16,014	15,286	13,783	11,834
Income before income taxes	2,904	6,063	8,488	8,564	7,926
Income taxes	755	1,840	2,741	2,766	2,537
Net income	$2,149	$4,223	$5,747	$5,798	$5,389
Net income available to common shareholders	$1,445	$4,223	$5,747	$5,798	$5,389

Key Performance Ratios
Return on average assets	0.39%	0.78%	1.09%	1.15%	1.22%
Return on average equity	4.27%	10.65%	16.52%	18.49%	19.48%
Net interest margin	3.62%	3.63%	3.71%	3.74%	3.96%
Efficiency ratio(1)	73.10%	65.37%	62.22%	59.95%	56.26%
Dividend payout	113.09%	38.61%	26.79%	24.65%	24.41%

Per Common Share Data
Net income, basic and diluted	$0.49	$1.45	$1.98	$1.99	$1.84
Cash dividends	0.56	0.56	0.53	0.49	0.45
Book value at period end	13.92	13.41	12.95	11.14	10.06

Financial Condition
Assets	$552,674	$548,237	$541,565	$527,944	$474,988
Loans, net	436,129	446,327	445,380	423,151	374,322
Securities	60,129	54,791	54,117	56,948	67,594
Deposits	463,886	447,493	445,142	435,044	377,657
Shareholders’ equity	54,807	39,185	37,859	32,555	29,391
Average shares outstanding, diluted	2,921	2,913	2,906	2,917	2,923

Capital Ratios
Leverage	11.50%	9.10%	9.53%	8.76%	8.20%
Risk-based capital ratios:
Tier 1 capital	13.70%	10.52%	10.89%	10.43%	9.68%
Total capital	14.96%	11.72%	11.80%	11.34%	10.59%

(1)	The efficiency ratio is computed by dividing noninterest expense excluding the provision for other real estate owned by the sum of net interest income on a tax equivalent basis and non-interest income excluding securities and premises and equipment gains and losses. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Noninterest expense excluding the provision for other real estate owned was $17,709, $16,014, $15,286, $13,783 and $11,834 for 2009, 2008, 2007, 2006 and 2005, respectively. Net interest income on a tax equivalent basis was $18,668, $18,442, $18,391, $17,824 and $16,529 for 2009, 2008, 2007, 2006 and 2005, respectively. Non-interest income excluding securities and premises and equipment gains and losses was $5,558, $6,055, $5,812, $5,167 and $4,521 for 2009, 2008, 2007, 2006 and 2005, respectively. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP.” See “Non-GAAP Financial Measures” included in Item 7 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2009, 2008 and 2007 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

Executive Overview

The Company

First National Corporation (the Company) is the financial holding company of:

•	First Bank (the Bank). The Bank owns:

•	First Bank Financial Services, Inc.

•	Shen-Valley Land Holdings, LLC

•	First National (VA) Statutory Trust I (Trust I)

•	First National (VA) Statutory Trust II (Trust II)

•	First National (VA) Statutory Trust III (Trust III)

First Bank Financial Services, Inc. invests in partnerships that provide title insurance and investment services. Shen-Valley Land Holdings, LLC was formed to hold other real estate owned and future office sites. The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities.

Products, Services, Customers and Locations

The Bank offers loan, deposit, trust and investment products and services through 12 offices, 31 ATMs and its website, www.therespowerinone.com, for both individuals and businesses. Customers include individuals, small and medium-sized businesses, governmental entities and non-profit organizations in the northern Shenandoah Valley region of Virginia.

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

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by factors that include loan growth, asset quality, net charge-offs and economic conditions. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the year ended December 31, 2009 is salaries and employee benefits, comprising 46% of noninterest expenses, followed by occupancy and equipment expense, comprising 15% of expenses.

Financial Performance

Net income was $2.1 million lower than the previous year:

•	Net interest income was $210 thousand higher

•	Provision for loan losses was $306 thousand higher

•	Noninterest income was $374 thousand lower

•	Noninterest expense was $2.7 million higher

For the year ended December 31, 2009, net income was $2.1 million, a decrease of $2.1 million or 50% compared to $4.2 million in 2008. After the effective dividend on preferred stock, net income available to common shareholders was $1.4 million, or $0.49 per basic and diluted share, compared to $4.2 million, or $1.45 per basic and diluted share, for the same period in 2008. Return on assets was 0.39% for the year ended December 31, 2009 compared to 0.78% for the same period in 2008, and return on equity was 4.27% for the year ended December 31, 2009 compared to 10.65% for the same period in 2008.

Net interest income increased slightly to $18.3 million for the year ended December 31, 2009 compared to $18.1 million for the same period in 2008. The net interest margin was 1 basis point lower while average interest-earning assets were $8.0 million higher when comparing the two periods. The net interest margin was 3.62% for the year ended December 31, 2009, compared to 3.63% for the same period in 2008.

Noninterest income decreased 6% to $5.6 million for the year ended December 31, 2009 from $6.0 million for the same period in 2008. This decrease was attributable to less overdraft and trust and investment advisory fee income.

Noninterest expense increased 17% to $18.7 million for the year ended December 31, 2009, compared to $16.0 million for the same period in 2008. The increase in noninterest expense was primarily the result of expenses related to other real estate owned and higher FDIC assessments. The provision for other real estate owned totaled $994 thousand for the year ended December 31, 2009 compared to no provision in 2008. FDIC assessment totaled $973 thousand for the year ended December 31, 2009 compared to $253 thousand in 2008.

The provision for loan losses increased to $2.3 million in 2009 compared to $2.0 million in 2008. This increase resulted from higher specific reserves on impaired loans, higher net charge-offs, less favorable economic conditions and lower collateral values during 2009 when compared to 2008.

Management Outlook

The Company expects stable net interest income and low expense growth over the next twelve months. The net interest margin is projected to continue performing near fourth quarter 2009 levels while earning asset growth is expected to remain low. Economic conditions are anticipated to make deposit gathering and earning asset growth challenging. Low noninterest expense growth has been forecast as the Company continues efforts to control expenses to improve profitability.

Noninterest income, the provision for loan losses and the provision for other real estate owned are less predictable for future periods. The impact on noninterest income from recent overdraft protection legislation has been difficult to measure, resulting in uncertain levels of noninterest income during periods beginning in the second half of 2010. Although management is developing strategies to mitigate earnings risk related to the legislation, the Company is planning for slightly lower noninterest income in 2010 compared to 2009.

The amount of provision for loan losses and provision for other real estate owned for future periods remains difficult to accurately forecast as the expense will be heavily influenced by economic conditions and local real estate activity.

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

	Efficiency Ratio
	(in thousands)
	2009	2008

Noninterest expense	$18,703	$16,014
Less: provision for other real estate owned	994	—

	$17,709	$16,014

Tax-equivalent net interest income	$18,668	$18,442
Noninterest income	5,577	5,951
Less: securities gains	10	2
Less: premises and equipment gains (losses)	9	(106)

	$24,226	$24,497

Efficiency ratio	73.10%	65.37%

This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2009 and 2008 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	(in thousands)
	2009	2008
GAAP measures:
Interest income—loans	$24,691	$28,136
Interest income—investments and other	2,723	2,777
Interest expense—deposits	7,753	10,299
Interest expense—other borrowings	824	1,740
Interest expense—other	507	754

Total net interest income	$18,330	$18,120

Non-GAAP measures:
Tax benefit realized on non-taxable interest income—loans	$41	$43
Tax benefit realized on non-taxable interest income—municipal securities	297	279

Total tax benefit realized on non-taxable interest income	$338	$322

Total tax-equivalent net interest income	$18,668	$18,442

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

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower then the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

Residential loan originations are primarily generated by Bank loan officer solicitations, referrals by real estate professionals and customers. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by the Bank’s loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow available for debt service. Loan quality is analyzed based on the Bank’s experience and credit underwriting guidelines as well as the guidelines issued by the purchasers of loans, depending on the type of loan involved. Real estate collateral is appraised by independent fee appraisers who have been pre-approved by the Board Loan Committee.

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At December 31, 2009, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $52.2 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At December 31, 2009, commercial loans not secured by real estate totaled $48.7 million, or 11% of the total loan portfolio, as compared to $53.2 million, or 12% at December 31, 2008.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At December 31, 2009, commercial real estate loans aggregated $201.3 million, or 45% of the Bank’s gross loans, as compared to $197.9 million, or 44% at December 31, 2008. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. The valuation of commercial collateral is provided by independent fee appraisers who have been approved by the Board Loan Committee. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and carefully evaluates the location and environmental condition of the real estate collateral.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at December 31, 2009 and 2008 were $55.1 million, or 12% of gross loans, and $63.7 million, or 14% of gross loans, respectively. The majority of these loans have an average life of approximately one year and reprice monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, typically requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

Residential Real Estate Lending

Residential lending activity may be generated by Bank loan officer solicitations, referrals by real estate professionals and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Board Loan Committee. Typically, the Bank originates fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At December 31, 2009, $118.7 million, or 27% of the Bank’s loan portfolio consisted of one-to-four family loans secured by residential real estate, as compared to $116.8 million, or 26%, at December 31, 2008.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and, if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Bank requires escrows for real estate taxes and insurance for secondary market loans.

The Company does not participate in sub-prime lending practices so issues in the residential mortgage market from sub-prime lending are not expected to have a direct impact on earnings. Nevertheless, the Company is subject to risks associated with general economic and business conditions in its market area, as well as the condition of the regional residential mortgage market, each of which has been impacted by sub-prime lending and related issues.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans and installment and demand loans. At December 31, 2009, consumer loans, including deposit overdraft balances, were $13.8 million, or 3% of gross loans, as compared to $16.2 million, or 4%, at December 31, 2008. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles.

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

For the year ended December 31, 2009, net income totaled $2.1 million. After the effective dividend and accretion on preferred stock, net income available to common shareholders was $1.4 million, or $0.49 per basic and diluted share compared to $4.2 million, or $1.45 per basic and diluted share, for the same period in 2008. The decrease in earnings for the year ended December 31, 2009 compared to the same period in 2008 was primarily attributable to expenses related to other real estate owned, higher FDIC assessments, lower overdraft fee income and higher provision for loan losses. Net interest income increased 1%, noninterest income decreased 6% and noninterest expense increased 17% when comparing the same periods. Return on assets was 0.39% for the year ended December 31, 2009 compared to 0.78% for the same period in 2008, and return on equity was 4.27% for the year ended December 31, 2009 compared to 10.65% for the same period in 2008.

Net Interest Income

Net interest income increased slightly to $18.3 million for the year ended December 31, 2009, compared to $18.1 million for the same period in 2008. The net interest margin was 1 basis point lower while average interest-earning assets were $8.0 million higher when comparing the periods. The net interest margin for 2009 was 3.62% compared to 3.63% for 2008. In 2008, net interest income was unchanged at $18.1 million compared to the same period in 2007.

The net interest margin was 3.62% in 2009, 3.63% in 2008 and 3.71% in 2007. Interest income as a percent of average earning assets was 5.31% in 2009, 6.15% in 2008 and 7.21% in 2007. Interest expense as a percent of average interest-bearing assets was 1.76% in 2009, 2.52% in 2008 and 4.25% in 2007. The interest rate spread was 3.21% in 2009, 3.12% in 2008 and 2.96% in 2007.

The Company expects stable net interest income over the next twelve months. The net interest margin is projected to continue performing near fourth quarter 2009 levels while earning asset growth is expected to remain low. Economic conditions are anticipated to make deposit gathering and earning asset growth challenging.

The following table provides information on average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2009, 2008 and 2007, as well as amounts and rates of tax equivalent interest earned and interest paid. The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components.

	Average Balances, Income and Expense, Yields and Rates
	(dollars in thousands)
	Years Ending December 31,
	2009			2008			2007
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits in other banks	$2,037	$1	0.02%	$2,055	$34	1.66%	$2,204	$103	4.67%
Securities:
Taxable	48,756	2,141	4.39%	43,253	2,184	5.05%	48,248	2,359	4.89%
Tax-exempt (1)	14,125	873	6.18%	13,469	827	6.14%	11,349	715	6.30%

Total securities	62,881	3,014	4.79%	56,722	3,011	5.31%	59,597	3,074	5.16%
Loans: (2)
Taxable	446,643	24,611	5.51%	446,520	28,051	6.28%	431,613	32,444	7.52%
Tax-exempt (1)	2,004	121	6.02%	2,141	128	6.01%	2,282	142	6.20%

Total loans	448,647	24,732	5.51%	448,661	28,179	6.28%	433,895	32,586	7.51%
Federal funds sold	2,582	5	0.17%	682	11	1.62%	502	29	5.75%

Total earning assets	516,147	27,752	5.38%	508,120	31,235	6.15%	496,198	35,792	7.21%
Less: allowance for loan losses	(6,621)			(4,547)			(3,985)
Total nonearning assets	40,072			35,452			34,012

Total assets	$549,598			$539,025			$526,225

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$38,206	$190	0.50%	$56,977	$778	1.37%	$56,823	$1,613	2.84%
Money market accounts	23,690	255	1.08%	16,636	304	1.83%	6,674	87	1.30%
Savings accounts	77,854	539	0.69%	87,928	1,233	1.40%	112,702	4,188	3.72%
Certificates of deposit:
Less than $100,000	104,464	3,391	3.25%	98,231	3,820	3.89%	95,178	4,276	4.49%
Greater than $100,000	78,280	2,509	3.21%	78,859	3,190	4.04%	78,666	3,826	4.86%
Brokered deposits	58,995	869	1.47%	28,019	974	3.48%	1,183	59	4.99%

Total interest-bearing deposits	381,489	7,753	2.03%	366,650	10,299	2.81%	351,226	14,049	4.00%
Federal funds purchased	3,692	37	1.01%	4,575	112	2.44%	3,044	170	5.57%
Company obligated mandatorily redeemable capital securities	9,279	470	5.07%	9,997	642	6.42%	12,372	956	7.73%
Other borrowings	24,683	824	3.34%	41,241	1,740	4.22%	42,784	2,226	5.20%

Total interest-bearing liabilities	419,143	9,084	2.17%	422,463	12,793	3.03%	409,426	17,401	4.25%
Noninterest-bearing liabilities
Demand deposits	75,570			74,883			78,947
Other liabilities	4,574			2,019			3,064

Total liabilities	499,287			499,365			491,437
Shareholders’ equity	50,311			39,660			34,788

Total liabilities and shareholders’ equity	$549,598			$539,025			$526,225

Net interest income		$18,668			$18,442			$18,391

Interest rate spread			3.21%			3.12%			2.96%
Interest expense as a percent of average earning assets			1.76%			2.52%			3.51%
Net interest margin			3.62%			3.63%			3.71%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $338 thousand, $322 thousand and $291 thousand for 2009, 2008 and 2007, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

	Volume and Rate
	(in thousands)
	Years Ending December 31,
	2009			2008
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense

Interest-bearing deposits in other banks	$(1)	$(32)	$(33)	$(7)	$(62)	$(69)
Loans	8	(3,448)	(3,440)	1,164	(5,557)	(4,393)
Loans, tax-exempt	(7)	—	(7)	(9)	(5)	(14)
Securities	1,543	(1,586)	(43)	(256)	81	(175)
Securities, tax-exempt	41	5	46	130	(18)	112
Federal funds sold	(9)	3	(6)	18	(36)	(18)

Total earning assets	$1,575	$(5,058)	$(3,483)	$1,040	$(5,597)	$(4,557)

Checking	$(201)	$(387)	$(588)	$4	$(839)	$(835)
Money market accounts	(1,443)	1,394	(49)	170	47	217
Savings accounts	(128)	(566)	(694)	(770)	(2,185)	(2,955)
Certificates of deposits:
Less than $100,000	270	(699)	(429)	145	(601)	(456)
Greater than $100,000	(24)	(657)	(681)	10	(646)	(636)
Brokered deposits	(105)	—	(105)	915	—	915
Federal funds purchased	(19)	(56)	(75)	496	(554)	(58)
Company obligated mandatorily redeemable capital securities	(44)	(128)	(172)	(167)	(147)	(314)
Other borrowings	(603)	(313)	(916)	(78)	(408)	(486)

Total interest-bearing liabilities	$(2,297)	$(1,412)	$(3,709)	$725	$(5,333)	$(4,608)

Change in net interest income	$3,872	$(3,646)	$226	$315	$(264)	$51

Provision for Loan Losses

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The provision for loan losses increased to $2.3 million in 2009 compared to $2.0 million in 2008. This increase resulted from higher specific reserves on impaired loans, higher net charge-offs, less favorable economic conditions and lower collateral values during 2009 when compared to 2008. At December 31, 2008, the provision for loan losses totaled $2.0 million compared to $398 thousand for the year ended December 31, 2007. The increase in the provision for loan losses during 2008 was a result of worsening asset quality and economic conditions.

The amount of provision for loan losses for future periods remains difficult to accurately forecast as the expense will be heavily influenced by economic conditions and local real estate activity.

Noninterest Income

Noninterest income decreased 6% to $5.6 million for the year ended December 31, 2009 from $6.0 million for the same period in 2008. Service charges on deposit accounts decreased 12% to $2.5 million for 2009 compared to $2.9 million for 2008. The decrease in service charges resulted primarily from less overdraft fee income. Fee income from trust and investment advisory services decreased 15% to $1.1 million for 2009, compared to $1.3 million for 2008. This decrease was attributable to fewer fees generated from lower average assets under management during 2009 when compared to 2008. In 2008, noninterest income decreased 2% to $6.0 million from $6.1 million in 2007.

The impact on noninterest income from recent overdraft protection legislation has been difficult to measure, resulting in uncertain levels of noninterest income during periods beginning in the second half of 2010. Although management is developing strategies to mitigate earnings risk related to the legislation, the Company is planning for slightly lower noninterest income in 2010 compared to 2009.

Noninterest Expense

Noninterest expense increased 17% to $18.7 million for the year ended December 31, 2009, compared to $16.0 million for the same period in 2008. The increase in noninterest expense was primarily the result of expenses related to other real estate owned and higher FDIC assessments. The provision for other real estate owned totaled $994 thousand for the year ended December 31, 2009 compared to no provision in 2008. FDIC assessment totaled $973 thousand for the year ended December 31, 2009 compared to $253 thousand in 2008. In 2008, noninterest expense increased $728 thousand, or 5%, over 2007. The increase in noninterest expense was driven primarily from occupancy and other operating costs.

Management expects lower noninterest expenses for the year ending December 31, 2010 compared to the same period in 2009 as the Company continues efforts to control expenses to improve profitability.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2009 and 2008. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. For a more detailed discussion of the Company’s tax calculation, see Note 9 to the consolidated financial statements, included in Item 8 of this Form 10-K.

Financial Condition

General

Total assets were $552.7 million at December 31, 2009 compared to $548.2 million at December 31, 2008. The Company’s trust and investment advisory group had assets under management of $208.8 million at December 31, 2009 compared to $174.0 million at December 31, 2008. Assets managed by the trust and investment advisory group are not held on the Company’s balance sheet.

The Company does not expect significant balance sheet growth during 2010 based on current and anticipated economic conditions. It is believed that the contraction of the housing market, high unemployment rates and other factors will limit the ability to increase loan and deposit balances.

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

	Loan Portfolio
	(in thousands)
	At December 31,
	2009	2008	2007	2006	2005

Commercial, financial, and agricultural	$52,276	$56,354	$55,172	$53,004	$42,942
Real estate—construction	55,057	63,744	73,478	60,913	49,748
Real estate—mortgage:
Residential (1-4 family)	118,675	116,821	106,378	112,323	99,442
Secured by farmland	1,281	1,702	1,789	2,507	2,195
Other real estate loans	200,001	196,163	192,616	168,754	148,805
Consumer	13,776	16,202	18,778	24,655	29,640
All other loans	2,169	991	1,376	4,973	5,078

Total loans	$443,235	$451,977	$449,587	$427,129	$377,850
Less: allowance for loan losses	7,106	5,650	4,207	3,978	3,528

Loans, net of allowance for loan losses	$436,129	$446,327	$445,380	$423,151	$374,322

As shown in the table above, other real estate loans represented the largest growth in the loan portfolio of $3.8 million, followed by residential real estate loans with growth of $1.9 million, which include commercial real estate. Construction loans decreased by $8.7 million and consumer loans decreased by $2.4 million. These changes are reflective of the Bank’s lending strategies and loan demand in the market during the year.

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $375.0 million, or 85% of total loans and $378.4 million, or 84% of total loans at December 31, 2009 and 2008, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is influenced by certain factors including local economic conditions. Construction loans totaled $55.1 million and $63.7 million, or 12% and 14% of total loans, at December 31, 2009 and 2008, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $42.9 million at December 31, 2009, representing 78% of total shareholders’ equity and 10% of total loans. At December 31, 2008, this concentration totaled $44.8 million representing 114% of total shareholders’ equity and 10% of total loans. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this identified risk during the years ended December 31, 2009, 2008 and 2007. The Company monitors risk in this concentration by performing interest rate and vacancy rate stress tests on a quarterly basis.

There was no category of loans that exceeded 10% of outstanding loans at December 31, 2009 that were not disclosed in the above table. The following table sets forth the maturities of the loan portfolio at December 31, 2009:

	Remaining Maturities of Selected Loans
	(in thousands)
	At December 31, 2009
	Less than One Year	One to Five Years	Greater than Five Years	Total

Commercial, financial, and agricultural	$41,445	$9,485	$1,346	$52,276
Real estate construction	46,639	6,728	1,690	55,057
Real estate—mortgage:
Residential (1-4 family)	23,179	52,885	42,611	118,675
Secured by farmland	206	972	103	1,281
Other real estate loans	62,685	131,526	5,790	200,001
Consumer	1,248	12,137	391	13,776
All other loans	429	1,300	440	2,169

Total loans	$175,831	$215,033	$52,371	$443,235

For maturities over one year:
Fixed rates	$205,887
Variable rates	61,517

$267,404

Asset Quality

Management classifies as nonperforming assets non-accrual loans, restructured loans and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $6.3 million in other real estate owned, net of valuation allowance, at December 31, 2009 and $4.3 million at December 31, 2008. The valuation allowance for other real estate owned totaled $994 thousand at December 31, 2009. There was no valuation allowance for other real estate owned at December 31, 2008.

Nonperforming assets were $14.5 million and $15.9 million at December 31, 2009 and 2008, representing 2.63% and 2.90% of total assets, respectively. Nonperforming assets included $8.2 million in non-accrual loans and $6.3 million in OREO.

The higher levels of nonperforming assets in 2009 and 2008 were primarily attributable to weaker local economic conditions that negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in retail operations and residential real estate development. At December 31, 2009, nonperforming assets consisted of $6.4 million related to commercial real estate loans, $6.1 million related to residential development loans, $2.0 million related to residential real estate loans and $124 thousand related to commercial loans not secured by real estate. The higher level of nonperforming assets was one of the factors that determined the provision for loan losses during 2009. Nonperforming assets could increase due to other potential problem loans identified by management. At December 31, 2009, other potential problem loans totaled $36.8 million, of which $34.5 million are currently performing and are generally considered well-secured. Certain risks, including the borrower’s ability to pay and the collateral value securing the loan, have been identified that may result in the potential problem loans not being repaid in accordance with their terms.

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $7.1 million and $5.7 million at December 31, 2009 and 2008, representing 1.60% and 1.25% of total loans, respectively.

Impaired loans totaled $8.1 million and $12.0 million at December 31, 2009 and 2008, respectively. The related allowance for loan losses provided for these loans totaled $1.5 million and $571 thousand at December 31, 2009 and 2008. The average recorded investment in impaired loans during 2009 and 2008 was $11.2 million and $5.9 million, respectively.

Non-accrual loans excluded from impaired loan disclosure amounted to $196 thousand, $36 thousand and $78 thousand at December 31, 2009, 2008 and 2007, respectively. If interest on these loans had been accrued, such income would have approximated $6 thousand, $2 thousand and $6 thousand for 2009, 2008 and 2007, respectively. Loan payments received on non-accrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed below.

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

	Allowance for Loan Losses
	(in thousands)
	At December 31,
	2009	2008	2007	2006	2005

Balance, beginning of period	$5,650	$4,207	$3,978	$3,528	$2,877
Loans charged-off:
Commercial, financial and agricultural	128	198	44	12	40
Real estate-construction	333	111	—	—	—
Real estate-mortgage
Residential (1-4 family)	351	149	—	—	—
Non-farm, non-residential	12	—	—	—	—
Secured by farmland	—	—	—	—	—
Consumer	318	346	338	236	381
All other loans	—	—	—	—	—

Total loans charged off	$1,142	$804	$382	$248	$421

Recoveries:
Commercial, financial and agricultural	$—	$—	$—	$—	$—
Real estate-construction	—	—	—	—	—
Real estate-mortgage
Residential (1-4 family)	—	—	—	—	8
Non-farm, non-residential	—	—	—	—	—
Secured by farmland	—	—	—	—	—
Consumer	298	253	213	320	226
All other loans	—	—	—	—	—

Total recoveries	$298	$253	$213	$320	$234

Net charge-offs (recoveries)	$844	$551	$169	$(72)	$187
Provision for loan losses	2,300	1,994	398	378	838

Balance, end of period	$7,106	$5,650	$4,207	$3,978	$3,528

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans.

	Allocation of Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2009		2008		2007		2006		2005
Commercial, financial and agricultural	$1,167	16.42%	$964	17.06%	$743	17.66%	$718	18.05%	$566	11.40%
Real estate-construction	878	12.35%	719	12.72%	568	13.50%	489	12.29%	408	13.17%
Real estate-mortgage	4,848	68.23%	3,665	64.87%	2,524	60.00%	2,235	56.19%	1,956	66.28%
Consumer	186	2.61%	286	5.07%	349	8.29%	448	11.26%	512	7.84%
All other	27	0.39%	16	0.28%	23	0.55%	88	2.21%	86	1.31%

	$7,106	100.00%	$5,650	100.00%	$4,207	100.00%	$3,978	100.00%	$3,528	100.00%

The following table provides information on the Bank’s nonperforming assets at the dates indicated.

	Nonperforming Assets
	(dollars in thousands)
	At December 31,
	2009	2008	2007	2006	2005

Non-accrual loans	$8,273	$10,058	$382	$210	$202
Restructured loans	—	1,527	—	—	—

Total nonperforming loans	$8,273	$11,585	$382	$210	$202

Foreclosed property	6,261	4,300	377	—	—

Total nonperforming assets	$14,534	$15,885	$759	$210	$202

Loans past due 90 days accruing interest	237	1,824	1,507	511	487

Total nonperforming assets and past due loans	$14,771	$17,709	$2,266	$721	$689

Allowance for loan losses to period end loans	1.60%	1.25%	0.94%	0.93%	0.93%

Nonperforming assets to period end loans	3.28%	3.51%	0.17%	0.05%	0.05%

Net charge-offs (recoveries) to average loans	0.19%	0.12%	0.04%	(0.02)%	0.05%

Securities

Securities at December 31, 2009 were $60.1 million, an increase of $5.3 million, or 10%, from $54.8 million at the end of 2008. The Company received proceeds from a $13.9 million investment in its preferred stock on March 13, 2009 and invested the proceeds in securities. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of December 31, 2009, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios.

The following table summarizes the fair value of the Company’s securities portfolio on the dates indicated.

	Securities Portfolio
	(in thousands)
	At December 31,
	2009	2008	2007
Securities, available for sale
U.S. agency and mortgage-backed securities	$44,215	$40,199	$40,457
Obligations of state and political subdivisions	15,706	14,311	13,423
Other securities	208	281	237

Total securities	$60,129	$54,791	$54,117

The following table shows the maturities of available for sale debt and equity securities at amortized cost and market value at December 31, 2009 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 34% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and re-pricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities available for sale, see Note 2 to the consolidated financial statements, included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis
	(dollars in thousands)
	At December 31, 2009
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Available for sale securities:
U.S. agency and mortgage-backed securities
Amortized cost	$—	$3,695	$10,695	$28,264	$42,654
Market value	$—	$3,754	$11,118	$29,343	$44,215
Weighted average yield	0.00%	3.62%	4.84%	4.55%

Obligations of state and political subdivisions
Amortized cost	$250	$1,734	$4,853	$8,714	$15,551
Market value	$251	$1,765	$5,054	$8,636	$15,706
Weighted average yield	6.20%	5.89%	5.95%	6.06%

Other securities
Amortized cost	$—	$—	$—	$19	$19
Market value	$—	$—	$—	$208	$208
Weighted average yield	0.00%	0.00%	0.00%	1.31%

Total portfolio
Amortized cost	$250	$5,429	$15,548	$36,997	$58,224
Market value	$251	$5,519$	$16,172	$38,187	60,129
Weighted average yield (1)	6.20%	4.35%	5.19%	4.87%

(1)	Yields on tax-exempt securities have been calculated on a tax-equivalent basis.

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

Deposits

Deposits at December 31, 2009 were $463.9 million, an increase of $16.4 million or 4%, from $447.5 million at December 31,

2008. Non-interest bearing demand deposits increased $7.7 million or 10% during 2009. Savings and interest-bearing demand deposits increased $5.4 million or 4% when comparing the same periods. Time deposits, which included brokered deposits, increased $3.4 million or 1% during 2009 to $236.7 million compared to $233.4 million at December 31, 2008. Brokered deposits decreased $6.1 million or 12% to $42.9 million compared to $49.0 million at December 31, 2008. Although the Company plans to fund future asset growth with local deposits, deposits in the Company’s market have decreased. The following tables include a summary of average deposits and average rates paid and maturities of CD’s greater than $100,000.

	Average Deposits and Rates Paid
	(dollars in thousands)
	Year Ended December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing deposits	$75,570	—	$74,883	—	$78,947	—

Interest-bearing deposits:
Interest checking	$38,206	0.50%	$56,977	1.37%	$56,823	2.84%
Money market	23,690	1.08%	16,636	1.83%	6,674	1.30%
Savings	77,854	0.69%	87,928	1.40%	112,702	3.72%
Time deposits:
Less than $100,000	104,464	3.25%	98,231	3.89%	95,178	4.49%
Greater than $100,000	78,280	3.21%	78,859	4.04%	78,666	4.86%
Brokered deposits	58,995	1.47%	28,019	3.48%	1,183	4.99%

Total interest-bearing deposits	$381,489	2.03%	$366,650	2.81%	$351,226	4.00%

Total deposits	$457,059		$441,533		$430,173

	Maturities of CD’s Greater than $100,000
	(in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total

At December 31, 2009	$31,106	$25,896	$31,537	$36,674	$125,213

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

At December 31, 2009, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year were $185.3 million. At the end of 2009, approximately 47% or $209.1 million of the loan portfolio would mature or re-price within a one-year period. At December 31, 2009, non-deposit sources of available funds totaled $124.8 million, which included $84.8 million available from the Federal Home Loan Bank. During 2009, other borrowing activity included repayment of a fixed rate advance from FHLB in the amount of $10.0 million. The Bank also borrowed and repaid Daily Rate Credit advances as an alternative to purchasing federal funds.

The Bank also maintains federal funds lines with correspondents for short-term liquidity needs totaling $40.0 million at December 31, 2009.

Company Obligated Mandatorily Redeemable Capital Securities

See Note 8 to the consolidated financial statements, included in Item 8 of this Form 10-K, for discussion of company obligated mandatorily redeemable capital securities.

Contractual Obligations

The impact that contractual obligations as of December 31, 2009 are expected to have on liquidity and cash flow in future periods is as follows:

	Contractual Obligations
	(in thousands)
	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Other borrowings	$20,186	$10,064	$10,070	$52	$—
Operating leases	913	171	334	242	166

Total	$21,099	$10,235	$10,404	$294	$166

The Company does not have any capital lease obligations or other purchase or long-term obligations.

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

At December 31, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(in thousands)
	2009	2008

Commitments to extend credit and unfunded commitments under lines of credit	$46,211	$48,617
Stand-by letters of credit	6,002	7,068
Rate lock commitments	—	1,911

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

At December 31, 2009, the Bank had no locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. Under present regulations, trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. The Company had a ratio of risk-weighted assets to total capital of 14.96% at December 31, 2009 and a ratio of risk-weighted assets to Tier 1 capital of 13.70%. Both of these exceed both the minimum capital requirement and the minimum to be well capitalized under prompt corrective action provisions adopted by the federal regulatory agencies.

The following table summarizes the Company’s Tier 1 capital, Tier 2 capital, risk-weighted assets and capital ratios at December 31, 2009, 2008 and 2007.

	Analysis of Capital
	(dollars in thousands)
	At December 31,
	2009	2008	2007
Tier 1 capital:
Preferred stock	$13,998	$—	$—
Common stock	3,664	3,653	3,653
Surplus	1,418	1,409	1,453
Retained earnings	35,104	35,196	33,311
Trust preferred securities	9,279	9,279	12,372
Intangible assets	(345)	(68)	(74)

Total Tier 1 Capital	$63,118	$49,469	$50,715
Tier 2 capital:
Allowance for loan losses	5,774	5,650	4,207

Total Risk-Based Capital	$68,892	$55,119	$54,922

Risk-weighted assets	$460,605	$470,110	$465,629

Capital ratios:
Tier 1 Risk-Based Capital Ratio	13.70%	10.52%	10.89%
Total Risk-Based Capital Ratio	14.96%	11.72%	11.80%
Tier 1 Capital to Average Assets	11.50%	9.10%	9.53%

On March 13, 2009, the Company received an investment in the Company’s preferred stock totaling $13.9 million from the Company’s participation in the TARP Capital Purchase Program. As a result of this investment, capital ratios increased during 2009. The Preferred Stock pays a dividend of 5% per annum for the first five years and 9% thereafter. The Warrant Preferred Stock pays a dividend of 9% per annum.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements, included in Item 8 of this Form 10-K, for discussion of recent accounting pronouncements.

Quarterly Results

The table below lists the Company’s quarterly performance for the years ended December 31, 2009, 2008 and 2007.

	2009
	(in thousands, except per share data)
	Fourth	Third	Second	First	Total
Interest and dividend income	$6,999	$6,949	$6,749	$6,717	$27,414
Interest expense	2,107	2,175	2,278	2,524	9,084

Net interest income	4,892	4,774	4,471	4,193	18,330
Provision for loan losses	246	394	489	1,171	2,300

Net interest income after provision for loan losses	4,646	4,380	3,982	3,022	16,030
Noninterest income	1,565	1,376	1,409	1,227	5,577
Noninterest expense	4,740	4,591	5,109	4,263	18,703

Income before income taxes	1,471	1,165	282	(14)	2,904
Income tax expense (benefit)	414	347	45	(51)	755

Net income	1,057	818	237	37	2,149

Net income (loss) available to common shareholders	837	598	17	(7)	1,445

Net income per share, basic and diluted	$0.28	$0.20	$0.01	$0.00	$0.49

	2008
	Fourth	Third	Second	First	Total
Interest and dividend income	$7,257	$7,652	$7,564	$8,440	$30,913
Interest expense	2,987	3,034	2,984	3,788	12,793

Net interest income	4,270	4,618	4,580	4,652	18,120
Provision for loan losses	1,255	385	84	270	1,994

Net interest income after provision for loan losses	3,015	4,233	4,496	4,382	16,126
Noninterest income	1,420	1,496	1,535	1,500	5,951
Noninterest expense	4,368	3,852	3,977	3,817	16,014

Income before income taxes	67	1,877	2,054	2,065	6,063
Income tax expense	(57)	593	654	650	1,840

Net income	124	1,284	1,400	1,415	4,223

Net income per share, basic and diluted	$0.04	$0.44	$0.48	$0.49	$1.45

	2007
	Fourth	Third	Second	First	Total
Interest and dividend income	$8,932	$9,081	$8,799	$8,689	$35,501
Interest expense	4,246	4,420	4,368	4,367	17,401

Net interest income	4,686	4,661	4,431	4,322	18,100
Provision for loan losses	331	—	67	—	398

Net interest income after provision for loan losses	4,355	4,661	4,364	4,322	17,702
Noninterest income	1,847	1,495	1,440	1,290	6,072
Noninterest expense	4,006	3,830	3,911	3,539	15,286

Income before income taxes	2,196	2,326	1,893	2,073	8,488
Income tax expense	703	755	613	670	2,741

Net income	1,493	1,571	1,280	1,403	5,747

Net income per share, basic and diluted	$0.52	$0.54	$0.44	$0.48	$1.98

Item 8.	Financial Statements and Supplementary Data

To the Shareholders	March 2010
First National Corporation
Strasburg, Virginia

MANAGEMENT’S REPORT REGARDING THE EFFECTIVENESS OF INTERNAL CONTROLS

OVER FINANCIAL REPORTING

The management of First National Corporation (the Corporation) is responsible for the preparation, integrity and fair presentation of the financial statements included in the annual report as of December 31, 2009. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining an effective internal control structure over financial reporting. The Corporation’s internal control over financial reporting includes those policies and procedures that pertain to the Corporation’s ability to record, process, summarize and report reliable financial data. The internal control system contains monitoring mechanisms, and appropriate actions are taken to correct identified deficiencies. Management believes that internal controls over financial reporting, which are subject to scrutiny by management and the Corporation’s internal auditor, support the integrity and reliability of the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time.

In order to insure that the Corporation’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained effective internal controls over financial reporting as of December 31, 2009. Management’s assessment did not determine any material weakness within the Corporation’s internal control structure. The Corporation’s annual report does not include an attestation report of the Corporation’s registered public accounting firm, Yount, Hyde & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management’ report was not subject to attestation by YHB pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in its annual report.

The 2009 end of year financial statements have been audited by the independent accounting firm of Yount, Hyde & Barbour, P.C. (YHB). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

First National Corporation

Strasburg, Virginia

We have audited the accompanying consolidated balance sheets of First National Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of First National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report Regarding the Effectiveness of Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia

March 25, 2010

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

December 31, 2009 and 2008

(in thousands, except share and per share data)

	2009	2008

Assets
Cash and due from banks	$6,100	$8,534
Interest-bearing deposits in banks	8,877	1,956
Securities available for sale, at fair value	60,129	54,791
Restricted securities, at cost	3,426	3,447
Loans held for sale	210	—
Loans, net of allowance for loan losses, 2009, $7,106, 2008, $5,650	436,129	446,327
Other real estate owned, net of valuation allowance, 2009, $994, 2008, $0	6,261	4,300
Premises and equipment, net	21,148	21,519
Interest receivable	1,710	1,763
Other assets	8,684	5,600

Total assets	$552,674	$548,237

Liabilities & Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$81,101	$73,444
Savings and interest-bearing demand deposits	146,056	140,670
Time deposits	236,729	233,379

Total deposits	$463,886	$447,493
Federal funds purchased	—	2,456
Other borrowings	20,186	45,397
Company obligated mandatorily redeemable capital securities	9,279	9,279
Accrued interest and other liabilities	4,516	4,427
Commitments and contingencies	—	—

Total liabilities	$497,867	$509,052

Shareholders’ Equity
Preferred stock, $1,000 liquidation preference; 14,595 shares issued and outstanding	$13,998	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2009, 2,931,721 shares, 2008, 2,922,860 shares	3,664	3,653
Surplus	1,418	1,409
Retained earnings	35,104	35,196
Unearned ESOP shares	(42)	(232)
Accumulated other comprehensive income (loss), net	665	(841)

Total shareholders’ equity	$54,807	$39,185

Total liabilities and shareholders’ equity	$552,674	$548,237

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three Years ended December 31, 2009

(in thousands, except per share data)

	2009	2008	2007

Interest and Dividend Income
Interest and fees on loans	$24,691	$28,136	$32,538
Interest on federal funds sold	5	11	29
Interest on deposits in banks	1	34	103
Interest and dividends on securities available for sale:
Taxable interest	2,092	2,051	2,159
Tax-exempt interest	576	545	472
Dividends	49	136	200

Total interest and dividend income	$27,414	$30,913	$35,501

Interest Expense
Interest on deposits	$7,753	$10,299	$14,049
Interest on federal funds purchased	37	112	170
Interest on company obligated mandatorily redeemable capital securities	470	642	956
Interest on other borrowings	824	1,740	2,226

Total interest expense	$9,084	$12,793	$17,401

Net interest income	$18,330	$18,120	$18,100
Provision for loan losses	2,300	1,994	398

Net interest income after provision for loan losses	$16,030	$16,126	$17,702

Noninterest Income
Service charges on deposit accounts	$2,539	$2,878	$2,992
ATM and check card fees	1,196	1,136	992
Trust and investment advisory fees	1,126	1,329	1,188
Fees for other customer services	333	361	317
Net gains (losses) on sale of securities available for sale	10	2	(103)
Net gains (losses) on sale of premises and equipment	9	(106)	363
Net gains on sale of loans	210	119	284
Other operating income	154	232	39

Total noninterest income	$5,577	$5,951	$6,072

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Three years ended December 31, 2009

(in thousands, except per share data)

	2009	2008	2007

Noninterest Expense
Salaries and employee benefits	$8,697	$8,485	$8,365
Occupancy	1,348	1,175	952
Equipment	1,416	1,391	1,277
Marketing	532	510	541
Stationery and supplies	507	457	515
Legal and professional fees	880	696	628
ATM and check card fees	734	657	532
FDIC assessment	973	253	50
Provision for other real estate owned	994	—	—
Bank franchise tax	331	363	328
Other operating expense	2,291	2,027	2,098

Total noninterest expense	$18,703	$16,014	$15,286

Income before income taxes	$2,904	$6,063	$8,488

Provision for income taxes	755	1,840	2,741

Net income	$2,149	$4,223	$5,747

Effective dividend and accretion on preferred stock	704	—	—

Net income available to common shareholders	$1,445	$4,223	$5,747

Earnings per common share, basic and diluted	$0.49	$1.45	$1.98

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three years ended December 31, 2009

(in thousands)

	2009	2008	2007

Cash Flows from Operating Activities
Net income	$2,149	$4,223	$5,747
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,274	1,201	1,127
Origination of loans held for sale	(16,795)	(8,393)	(17,833)
Proceeds from sale of loans held for sale	16,795	8,782	17,952
Net gains on sales of loans	(210)	(119)	(284)
Provision for loan losses	2,300	1,994	398
Provision for other real estate owned	994	—	—
Net (gains) losses on sale of securities available for sale	(10)	(2)	103
Net (gains) losses on sale of premises and equipment	(9)	106	(363)
Accretion of security discounts	(65)	(51)	(36)
Amortization of security premiums	302	78	88
Compensation expense for ESOP shares allocated	190	147	167
Deferred income tax benefit	(1,850)	(659)	(261)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	53	464	(189)
(Increase) decrease in other assets	(1,611)	(667)	526
Increase (decrease) in accrued expenses and other liabilities	788	(244)	496

Net cash provided by operating activities	$4,295	$6,860	$7,638

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$—	$—	$9,788
Proceeds from sale of Federal Home Loan Bank stock	2,070	4,793	1,940
Proceeds from maturities, calls, and principal payments of securities available for sale	15,269	10,938	13,048
Purchases of securities available for sale	(19,653)	(11,246)	(19,447)
Purchases of Federal Home Loan Bank stock	(2,049)	(4,943)	(1,814)
Decrease in federal funds sold	—	—	8,430
Purchase of premises and equipment	(1,116)	(3,421)	(3,367)
Proceeds from sale of premises and equipment	225	—	801
Proceeds from sale of other real estate owned	187	—	—
Net (increase) decrease in loans	4,756	(6,864)	(23,004)

Net cash used in investing activities	$(311)	$(10,743)	$(13,625)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three years ended December 31, 2009

(in thousands)

	2009	2008	2007

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and savings accounts	$13,043	$(42,036)	$5,345
Net increase in time deposits	3,350	44,387	4,753
Proceeds from other borrowings	46,000	131,500	107,800
Principal payments on other borrowings	(71,211)	(126,667)	(112,986)
Principal payments on company obligated mandatorily redeemable capital securities	—	(3,093)	—
Proceeds from issuance of preferred stock	13,900	—	—
Cash dividends paid on common stock	(1,529)	(1,630)	(1,540)
Cash dividends paid on preferred stock	(509)	—	—
Shares issued to leveraged ESOP	(85)	(44)	(12)
Increase (decrease) in federal funds purchased	(2,456)	(953)	3,409

Net cash provided by financing activities	$503	$1,464	$6,769

Increase (decrease) in cash and cash equivalents	$4,487	$(2,419)	$782

Cash and cash equivalents, beginning of year	10,490	12,909	12,127

Cash and cash equivalents, end of year	$14,977	$10,490	$12,909

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$9,381	$12,883	$17,323

Income taxes	$515	$3,019	$2,227

Supplemental Disclosures of Noncash Transactions
Unrealized gains on securities available for sale	$1,181	$302	$833

Transfer from loans to other real estate	$3,142	$3,923	$377

Change in pension liability	$(1,101)	$1,306	$(594)

Split dollar liability	$—	$986	$—

Issuance of common stock, dividend reinvestment plan	$105	$—	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three years ended December 31, 2009

(in thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total

Balance, December 31, 2006	$—	$3,653	$1,465	$29,104	$(546)	$(1,121)		$32,555
Comprehensive income:
Net income	—	—	—	5,747	—	—	$5,747	5,747
Other comprehensive income, net of tax
Unrealized holding gains arising during the period (net of tax, $248)	—	—	—	—	—	—	482	—
Reclassification adjustment (net of tax, $35)	—	—	—	—	—	—	68	—
Pension liability adjustment (net of tax, $202)	—	—	—	—	—	—	392	—

Other comprehensive income (net of tax, $485)	—	—	—	—	—	942	$942	942

Total comprehensive income							$6,689

Shares acquired by leveraged ESOP	—	—	(12)	—	167	—		155
Cash dividends ($0.53 per share)	—	—	—	(1,540)	—	—		(1,540)

Balance, December 31, 2007	$—	$3,653	$1,453	$33,311	$(379)	$(179)		$37,859
Comprehensive income:
Net income	—	—	—	4,223	—	—	$4,223	4,223
Other comprehensive loss, net of tax
Unrealized holding gains arising during the period (net of tax, $103)	—	—	—	—	—	—	201	—
Reclassification adjustment (net of tax, $1)	—	—	—	—	—	—	(1)	—
Pension liability adjustment (net of tax, $444)	—	—	—	—	—	—	(862)	—

Other comprehensive loss (net of tax, $342)	—	—	—	—	—	(662)	$(662)	(662)

Total comprehensive income							$3,561

Effect of recognition of split dollar postretirement benefits (net of tax, $335)	—	—	—	(651)	—	—		(651)
Effect of changing pension plan measurement date pursuant to accounting rule change	—	—	—	(57)	—	—		(57)
Shares acquired by leveraged ESOP	—	—	(44)	—	147	—		103
Cash dividends ($0.56 per share)	—	—	—	(1,630)	—	—		(1,630)

Balance, December 31, 2008	$—	$3,653	$1,409	$35,196	$(232)	$(841)		$39,185
Comprehensive income:
Net income	—	—	—	2,149	—	—	$2,149	2,149
Other comprehensive income, net of tax
Unrealized holding gains arising during the period (net of tax, $405)	—	—	—	—	—	—	786	—
Reclassification adjustment (net of tax, $3)	—	—	—	—	—	—	(7)	—
Pension liability adjustment (net of tax, $374)	—	—	—	—	—	—	727	—

Other comprehensive income (net of tax, $776)	—	—	—	—	—	1,506	$1,506	1,506

Total comprehensive income							$3,655

Shares acquired by leveraged ESOP	—	—	(85)	—	190	—		105
Cash dividends ($0.56 per common share)	—	—	—	(1,634)	—	—		(1,634)
Issuance of 8,861 shares, dividend reinvestment plan	—	11	94	—	—	—		105
Issuance of 13,900 shares of preferred stock	13,900	—		—	—	—		13,900
Cash dividends on preferred stock	—	—		(509)	—	—		(509)
Accretion on preferred stock discount	98	—		(98)	—	—		—

Balance, December 31, 2009	$13,998	$3,664	$1,418	$35,104	$(42)	$665		$54,807

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 1. Nature of Banking Activities and Significant Accounting Policies

First National Corporation (the Company) is the financial holding company of First Bank (the Bank), First National (VA) Statutory Trust I (Trust I), First National (VA) Statutory Trust II (Trust II) and First National (VA) Statutory Trust III (Trust III). The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. The Bank owns First Bank Financial Services, Inc., which invests in partnerships that provide title insurance and investment services. The Bank owns Shen-Valley Land Holdings, LLC which holds other real estate owned. The Bank provides commercial and personal loans, residential mortgages, credit cards, a variety of deposit products and personal trust and investment services to its customers in the northern Shenandoah Valley region of Virginia.

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value, deferred tax assets and liabilities, and other real estate owned.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the northern Shenandoah Valley region of Virginia. The types of lending that the Company engages in are included in Note 3. The Company has identified a concentration of credit risk in the hotel industry and mortgage loans on real estate. See Note 3 for further information on this concentration of credit risk. The Company does not have a significant concentration to any one customer.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company has defined cash equivalents as those amounts included in the balance sheet captions “Cash and due from banks” and “interest-bearing deposits in banks.”

Securities

Investments in debt securities with readily determinable fair values are classified as either held to maturity, available for sale (AFS) or trading based on management’s intent. Currently all of the Company’s debt securities are classified as AFS. Equity investments in the FHLB, the Federal Reserve Bank of Richmond and Community Bankers Bank are separately classified as restricted securities and are carried at cost. AFS securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either the Company (1) intends to sell the security or (2) it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If, however, the Company intends to sell the security and it is not more-than-likely that it will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

For equity securities carried at cost as restricted securities, impairment is considered to be other-than-temporary based on the Company’s ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in income. The Company regularly reviews each security for other-than-temporary impairment based on criteria that include the extent to which costs exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general and components. The specific component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower then the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at lower of cost or fair value less cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from other real estate owned. The Company had $6.3 million in other real estate owned at December 31, 2009 and $4.3 million at December 31, 2008.

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

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged Employee Stock Ownership Plan (ESOP) are not considered to be outstanding. See Note 11 for further information on the Company’s ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per share were 2,921,129, 2,913,011and 2,906,431for the years ended December 31, 2009, 2008 and 2007, respectively.

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense incurred for 2009, 2008 and 2007 was $442 thousand, $371 thousand and $344 thousand, respectively.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

The Company adopted new guidance impacting Financial Accounting Standards Board (FASB) Topic 805: Business Combinations (Topic 805) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued new guidance impacting FASB Topic 715-20: Compensation Retirement Benefits – Defined Benefit Plans – General. The objectives of this guidance are to provide users of the financial statements with more detailed information related to the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosures about plan assets required by this guidance are included in Note 11 of the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 820: Fair Value Measurements and Disclosures (Topic 820). This interpretation provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments – Debt and Equity Securities. This guidance amends GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company did not have any cumulative effect adjustment related to the adoption of this guidance. The additional disclosures required are included in Note 2 to these consolidated financial statements.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

In May 2009, the FASB issued new guidance impacting FASB Topic 855: Subsequent Events. This update provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. This guidance was effective for periods ending after June 15, 2009 and had no impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance impacting Topic 820. This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period (including interim periods) after issuance and had no impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance was effective for interim and annual periods ending after December 15, 2009. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers. Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

Accounting Standards Not Yet Effective

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have, if any, on its consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements—subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of states and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks which have no readily determinable market value. Amortized costs and fair values of securities available for sale at December 31, 2009 and 2008, were as follows:

	2009
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$42,654	$1,593	$(32)	$44,215
Obligations of states and political subdivisions	15,551	326	(171)	15,706
Corporate equity securities	19	189	—	208

	$58,224	$2,108	$(203)	$60,129

	2008
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$39,296	$945	$(42)	$40,199
Obligations of states and political subdivisions	14,755	91	(535)	14,311
Corporate equity securities	16	265	—	281

	$54,067	$1,301	$(577)	$54,791

At December 31, 2009 and 2008, investments in an unrealized loss position that are temporarily impaired were as follows:

	2009
	(in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$2,101	$(32)	$—	$—	$2,101	$(32)
Obligations of states and political subdivisions	1,558	(17)	1,785	(154)	3,343	(171)

	$3,659	$(49)	$1,785	$(154)	$5,444	$(203)

	2008
	(in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$2,303	$(42)	$—	$—	$2,303	$(42)
Obligations of states and political subdivisions	8,243	(535)	—	—	8,243	(535)

	$10,546	$(577)	$—	$—	$10,546	$(577)

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

During 2009, six obligations of state and political subdivisions experienced a rating downgrade and four obligations of state and political subdivisions were no longer receiving ratings by Moody’s or S&P. This was the direct result of downgrades of the insurers of these bonds. The bonds that were downgraded were still considered investment grade. For the four obligations of state and political subdivisions that are no longer rated, the Company evaluates the financial condition of the state and political subdivision on a quarterly basis. At December 31, 2009, there was one U.S. agency and mortgage-backed security and eight obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio that is rated is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.7 years at December 31, 2009.

The amortized cost and fair value of securities available for sale at December 31, 2009 by contractual maturity are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities and restricted securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

	(in thousands)
	Amortized Cost	Fair Value
Due within one year	$250	$251
Due after one year through five years	5,428	5,518
Due after five years through ten years	15,548	16,173
Due after ten years	36,979	37,979
Corporate equity securities	19	208

	$58,224	$60,129

Proceeds from sales and calls of securities available for sale during 2009, 2008 and 2007 were $6.0 million, $4.8 million and $11.7 million, respectively. Gross gains of $10 thousand, $2 thousand and $4 thousand were realized on those sales during 2009, 2008 and 2007, respectively. Gross losses of $107 thousand were realized on those sales during 2007.

Securities having a book value of $34.9 million and $46.6 million at December 31, 2009 and 2008 were pledged to secure other borrowings, public deposits and for other purposes required by law.

The Company’s investment in FHLB stock totaled $2.6 million at December 31, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, we do not consider this investment to be other-than-temporarily impaired at December 31, 2009, and no impairment has been recognized. FHLB stock is shown in restricted securities on the balance sheet and is not part of the AFS securities portfolio.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 3. Loans

Loans at December 31, 2009 and 2008 are summarized as follows:

	(in thousands)
	2009	2008
Mortgage loans on real estate:
Construction	$55,057	$63,744
Secured by farm land	1,281	1,702
Secured by 1-4 family residential	118,675	116,821
Other real estate loans	200,001	196,163
Loans to farmers (except those secured by real estate)	3,530	3,158
Commercial and industrial loans (except those secured by real estate)	48,746	53,196
Consumer loans	13,619	14,572
Deposit overdrafts	157	1,630
All other loans	2,169	991

Total loans	$443,235	$451,977
Allowance for loan losses	7,106	5,650

Loans, net	$436,129	$446,327

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $375.0 million, or 85% of total loans and $378.4 million, or 84% of total loans, at December 31, 2009 and 2008, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is dependent upon local economic conditions. Construction loans totaled $55.1 million and $63.7 million, or 12% and 14% of total loans at December 31, 2009 and 2008, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $42.9 million at December 31, 2009, representing 78% of total equity and 10% of total loans. At December 31, 2008, this concentration totaled $44.8 million representing 114% of total equity and 10% of total loans. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this identified risk during the years ended December 31, 2009, 2008 and 2007.

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 were as follows:

	(in thousands)
	2009	2008	2007
Balance at beginning of year	$5,650	$4,207	$3,978
Provision charged to operating expense	2,300	1,994	398
Loan recoveries	298	253	213
Loan charge-offs	(1,142)	(804)	(382)

Balance at end of year	$7,106	$5,650	$4,207

A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At December 31, 2009, the Company had $158 thousand in residential mortgages and $646 thousand in commercial real estate loans that were modified in troubled debt restructurings and impaired. In addition to these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $5.1 million at December 31, 2009.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following table presents the Company’s impaired loans at December 31, 2009 and 2008. This table excludes performing troubled debt restructurings.

	(in thousands)
	2009	2008
Impaired loans for which an allowance has been provided	$7,314	$1,336
Impaired loans for which no allowance has been provided	763	10,710

Total impaired loans	$8,077	$12,046

Allowance provided for impaired loans included in the allowance for loan losses	$1,508	$571

Average balance in impaired loans	$11,225	$5,866

Non-accrual loans excluded from impaired loan disclosure amounted to $196 thousand, $36 thousand and $78 thousand at December 31, 2009, 2008 and 2007, respectively. If interest on these loans had been accrued, such income would have approximated $6 thousand, $2 thousand and $6 thousand for 2009, 2008 and 2007, respectively. Loans past due greater than ninety days and still accruing interest at December 31, 2009, 2008 and 2007 totaled $237 thousand, $3.4 million and $1.5 million, respectively.

Note 5. Premises and Equipment

Premises and equipment are summarized as follows at December 31, 2009 and 2008:

	(in thousands)
	2009	2008
Land	$5,061	$5,003
Buildings and leasehold improvements	15,680	15,457
Furniture and equipment	9,382	9,028
Construction in process	532	267

	$30,655	$29,755
Less accumulated depreciation	9,507	8,236

	$21,148	$21,519

Depreciation expense included in operating expenses for 2009, 2008 and 2007 was $1.3 million, $1.2 million and $1.1 million, respectively.

Note 6. Deposits

The aggregate amount of time deposits, in denominations of $100 thousand or more, was $125.2 million and $79.9 million at December 31, 2009 and 2008, respectively.

The Bank obtains certain deposits through the efforts of third-party brokers. At December 31, 2009 and 2008, brokered deposits totaled $42.9 million and $49.0 million, respectively, and were included in time deposits on the Company’s financial statements.

At December 31, 2009, the scheduled maturities of time deposits were as follows:

(in thousands)
2010	$157,532
2011	45,677
2012	8.637
2013	15,668
2014	9,215

$236,729

Note 7. Other Borrowings

The Bank had unused lines of credit totaling $124.8 million and $96.6 million available with non-affiliated banks at December 31, 2009 and 2008, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta in which the Bank can borrow up to 19% of its assets.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2009 and 2008, the Bank had borrowings from the Federal Home Loan Bank system totaling $20.0 million and $45.0 million, respectively, which mature through March 17, 2011. The interest rate on these borrowings ranged from 2.44% to 5.15% and the weighted average rate was 3.73% at December 31, 2009. The Bank had collateral pledged on these borrowings at December 31, 2009 including residential and commercial real estate loans totaling $40.6 million, securities available for sale with a book value of $18.6 million and Federal Home Loan Bank stock with a book value of $2.6 million.

At December 31, 2009, the Bank had a $144 thousand note payable, secured by a deed of trust, for land purchased to construct a banking office, which requires monthly payments of $2 thousand, and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

At December 31, 2009, the Company had a $42 thousand unsecured note payable, which requires monthly payments of $11 thousand and matures September 12, 2011. The fixed interest rate on this loan is 7.35%.

The contractual maturities of other borrowings at December 31, 2009 were as follows:

(in thousands)
2010	$10,063
2011	10,023
2012	23
2013	24
2014	26
Later years	27

$20,186

Note 8. Company Obligated Mandatorily Redeemable Capital Securities

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2009 was 2.85%. The securities have a mandatory redemption date of June 17, 2034, and are subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

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

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2009, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 9. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2006.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Net deferred tax assets consisted of the following components at December 31, 2009 and 2008:

	(in thousands)
	2009	2008
Deferred Tax Assets
Allowance for loan losses	$2,416	$1,862
Allowance for other real estate owned	338	—
Interest on non-accrual loans	186	73
Unfunded pension liability	305	680
Split dollar liability	335	335
Gain on other real estate owned	763	—
Other	78	26

	$4,421	$2,976

Deferred Tax Liabilities
Depreciation	$772	$748

Prepaid pension	112	189
Securities available for sale	648	246
Discount accretion	10	9
Loan origination costs, net	123	101
Other	44	44

	$1,709	$1,337

Net deferred tax assets	$2,712	$1,639

The provision for income taxes for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	(in thousands)
	2009	2008	2007

Current tax expense	$2,605	$2,499	$3,002
Deferred tax (benefit)	(1,850)	(659)	(261)

	$755	$1,840	$2,741

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2009, 2008 and 2007, due to the following:

	(in thousands)
	2009	2008	2007

Computed tax expense at statutory federal rate	$988	$2,061	$2,886
Increase (decrease) in income taxes resulting from:
Tax-exempt interest and dividend income	(202)	(188)	(161)
Other	(31)	(33)	16

	$755	$1,840	$2,741

Note 10. Funds Restrictions and Reserve Balance

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. At December 31, 2009, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent Company, without prior regulatory approval, totaled $4.0 million.

The Bank must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2009 and 2008, the aggregate amounts of daily average required balances were approximately $710 thousand and $555 thousand, respectively.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

In 2008, the Company adopted a change in accounting guidance for defined benefit pension and other postretirement plans. This guidance requires that defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end. As a result of this adoption, the Company was required to change the measurement date for the pension plan assets and benefit obligations from October 1 to December 31 beginning in 2008. The following table provides a reconciliation of the changes in the plan benefit obligation and the fair value of assets for the periods ended December 31, 2009, 2008 and 2007.

	(in thousands)
	2009	2008	2007
Change in Benefit Obligation
Benefit obligation, beginning of year	$4,522	$4,272	$4,424
Service cost	305	377	279
Interest cost	271	333	265
Actuarial (gain)	(328)	(381)	(414)
Benefits paid	(23)	(79)	(282)

Benefit obligation, end of year	$4,747	$4,522	$4,272

Changes in Plan Assets
Fair value of plan assets, beginning of year	$2,851	$4,192	$3,886
Actual return on plan assets	923	(1,262)	393
Employer contributions	170	—	195
Benefits paid	(23)	(79)	(282)

Fair value of assets, end of year	$3,921	$2,851	$4,192

Funded Status, end of year	$(826)	$(1,671)	$(80)

Amount Recognized in Other Liabilities	$(826)	$(1,671)	$(80)

Amounts Recognized in Accumulated Other Comprehensive Loss, net of tax
Net loss	$893	$1,997	$693
Prior service cost	9	12	16
Net obligation at transition	(4)	(10)	(16)
Deferred income tax benefit	(305)	(680)	(235)

Amount recognized	$593	$1,319	$458

Weighted Average Assumptions Used to Determine Benefit Obligation
Discount rate used for disclosure	6.00%	6.00%	6.25%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	5.00%

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

	(in thousands)
	2009	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$306	$302	$279
Interest cost	271	266	265
Expected return on plan assets	(227)	(351)	(255)
Amortization of prior service cost	3	4	4
Amortization of net obligation at transition	(6)	(6)	(7)
Recognized net actuarial loss	79	13	42

Net periodic benefit cost	$426	$228	$329

Other Changes in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive (Income) Loss
Net (gain) loss	$(1,103)	$1,303	$(597)
Amortization of prior service cost	(3)	(4)	(3)
Amortization of net obligation at transition	5	7	6

Total recognized in accumulated other comprehensive (income) loss	$(1,101)	$1,306	$(594)

Total Recognized in Net Periodic Benefit Cost and Accumulated Other Comprehensive (Income) Loss	$(675)	$1,534	$(265)

Adjustment to Retained Earnings due to Change in Measurement Date
Service cost	N/A	$75	N/A
Interest cost	N/A	67	N/A
Expected return on plan assets	N/A	(88)	N/A
Amortization of prior service cost	N/A	1	N/A
Amortization of net obligation at transition	N/A	(1)	N/A
Recognized net actuarial loss	N/A	3	N/A

Net periodic benefit cost	N/A	$57	N/A

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.00%	6.25%	6.00%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	5.00%

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

The process used to select the discount rate assumption takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow. A single effective discount rate, rounded to the nearest .25%, is then established that produces an equivalent discounted present value.

The pension plan’s weighted-average asset allocations at the end of the plan year for 2009 and 2008, by asset category were as follows:

	2009	2008
Asset Category
Mutual funds—fixed income	38%	32%
Mutual funds—equity	61%	63%
Other	1%	5%

Total	100%	100%

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

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

Following is a description of the valuation methodologies used for assets measured at fair value.

Fixed income and equity funds: Valued at the net asset value of shares held at year-end.

Cash and cash equivalents: Valued at cost which approximates fair value.

The following table sets forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2009:

	Fair Value Measurements at December 31, 2009
	(in thousands)
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$38	$38	$—	$—
Fixed income funds	1,494	1,494	—	—
Equity funds	2,389	2,389	—	—

Total	$3,921	$3,921	$—	$—

The Company made cash contributions of $200 thousand and $170 thousand for the 2009 and 2008 plan years, respectively, and expects to contribute $298 thousand for the 2010 plan year. The accumulated benefit obligation for the defined benefit pension plan was $3.2 million and $2.8 million at December 31, 2009 and 2008, respectively.

Estimated future benefit payments, which reflect expected future service, as appropriate, were as follows at December 31, 2009:

(in thousands)
2010	$24
2011	32
2012	32
2013	58
2014	64
Years 2015-2019	858

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the plan. The Company makes matching contributions up to the first three percent of an employee’s compensation contributed to the Plan. The amount that the Company matches is contributed for the benefit of the respective employee to the employee stock ownership plan (ESOP). All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after three plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2009, 2008 and 2007, expense attributable to the Plan amounted to $103 thousand, $150 thousand and $164 thousand, respectively.

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

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

There was no compensation expense for the ESOP for the years ended December 31, 2009, 2008 and 2007.

Shares of the Company held by the ESOP at December 31, 2009, 2008 and 2007, are as follows:

	2009	2008	2007

Allocated shares	44,014	36,980	31,536
Unreleased shares	1,543	8,618	14,093

Total ESOP shares	45,557	45,598	45,629

Fair value of unreleased shares (in thousands)	$15	$140	$317

Split Dollar Life Insurance Plan

On January 6, 1999, the Bank adopted a Director Split Dollar Life Insurance Plan. This Plan provides life insurance coverage to insurable outside directors of the Bank. The Bank owns the policies and is entitled to all values and proceeds. The Plan provides retirement benefits and the payment of benefits at the death of the insured director. The amount of benefits will be determined by the performance of the policies over the director’s life.

Accounting guidance requires a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The Company adopted new accounting guidance on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $651 thousand. The related effect on net income recognized during the years ended December 31, 2009 and 2008 was a benefit of $42 thousand and expense of $59 thousand, respectively.

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

At December 31, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(in thousands)
	2009	2008

Commitments to extend credit and unfunded commitments under lines of credit	$46,211	$48,617
Stand-by letters of credit	6,002	7,068
Rate lock commitments	—	1,911

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

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

At December 31, 2009, the Bank had no locked-rate commitments to originate mortgage loans and had $210 thousand in loans held for sale. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2009 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $52 thousand.

Note 13. Transactions with Related Parties

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers.

At December 31, 2009 and 2008, these loans totaled $11.1 million and $9.9 million, respectively. During 2009, total principal additions were $2.6 million and total principal payments were $1.4 million.

Deposits from related parties held by the Bank at December 31, 2009 and 2008 amounted to $3.1 million and $3.5 million, respectively.

Note 14. Lease Commitments

The Company was obligated under noncancelable leases for banking premises. Total rental expense for operating leases for 2009, 2008 and 2007 was $227 thousand, $162 thousand and $74 thousand, respectively. Minimum rental commitments under noncancelable leases with terms in excess of one year as of December 31, 2009 were as follows:

(in thousands)
Operating Leases
2010	$171
2011	167
2012	167
2013	148
2014	94
2015 and thereafter	166

Total minimum payments	$913

Note 15. Dividend Reinvestment Plan

The Company has in effect a Dividend Reinvestment Plan (DRIP) which provides an automatic conversion of dividends into common stock for enrolled shareholders. Stock was purchased on the open market on each dividend payable date during the first two quarters of 2009. On August 5, 2009, the Board of Directors of the Company passed a resolution authorizing the Company to issue common shares to the DRIP, beginning on the next dividend payment date, September 11, 2009. Common shares are purchased at a price which is based on the average closing prices of the shares as quoted on the Over-the-Counter Bulletin Board Market for the 10 business days immediately preceding the dividend payment date.

The Company purchased 6,631, 10,193 and 7,885 shares on the open market for the years ended December 31, 2009, 2008 and 2007, respectively. The Company issued 8,861 common shares to the DRIP during the year ended December 31, 2009.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 16. Fair Value Measurements

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurement and Disclosures topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

Fair Value Hierarchy

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 –	Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 –	Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 –	Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires a significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2009 and 2008.

		Fair Value Measurements at December 31, 2009 Using
		(in thousands)
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale	$60,129	$208	$59,921	$—

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2009.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other real estate owned

Loans are transferred to other real estate owned when the collateral securing them is foreclosed on or acquired through a deed in lieu of foreclosure. The measurement of loss associated with other real estate owned is based on the fair value of the collateral compared to the unpaid loan balance and anticipated costs to sell the property. If there is a contract for the sale of a property, and management reasonably believes the contract will be executed, fair value is based on the sale price in that contract (Level 1). Lacking such a contract, the value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. Any fair value adjustments to other real estate owned are recorded in the period incurred and expensed against current earnings.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008.

		Carrying Value at December 31, 2009
		(in thousands)
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	$5,806	$—	$5,771	$35

		Carrying Value at December 31, 2008
		(in thousands)
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	$765	$—	$591	$174

The following table summarizes the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis as of December 31, 2009.

		Carrying Value at December 31, 2009
		(in thousands)
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Other real estate owned	$6,261	$—	$6,261	$—

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for other financial assets and financial liabilities are discussed below:

Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2009 and 2008, fair value of loan commitments and standby letters of credit was immaterial.

The estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008 were as follows:

	(in thousands)
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term investments	$14,977	$14,977	$10,490	$10,490

Securities available for sale	60,129	60,129	54,791	54,791
Loans, net	436,129	434,457	446,327	438,754
Loans held for sale	210	210	—	—
Accrued interest receivable	1,710	1,710	1,763	1,763

Financial Liabilities
Deposits	$463,886	$421,115	$447,493	$450,505

Federal funds purchased	—	—	2,456	2,456
Other borrowings	20,186	20,527	45,397	45,998
Company obligated mandatorily redeemable capital securities	9,279	9,784	9,279	11,532
Accrued interest payable	824	824	1,121	1,121

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

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations) and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2009 and 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

	(amounts in thousands)
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009:
Total Capital (to Risk Weighted Assets):
Company	$68,892	14.96%	36,848	8.00%	N/A	N/A
Bank	$68,296	14.84%	36,815	8.00%	$46,019	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$63,118	13.70%	18,424	4.00%	N/A	N/A
Bank	$62,527	13.59%	18,408	4.00%	$27,611	6.00%
Tier 1 Capital (to Average Assets):
Company	$63,118	11.50%	21,961	4.00%	N/A	N/A
Bank	$62,527	11.37%	21,995	4.00%	$27,494	5.00%

December 31, 2008:
Total Capital (to Risk Weighted Assets):
Company	$55,119	11.72%	37,609	8.00%	N/A	N/A
Bank	$54,537	11.62%	37,560	8.00%	$46,949	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$49,469	10.52%	18,804	4.00%	N/A	N/A
Bank	$48,887	10.41%	18,780	4.00%	$28,170	6.00%
Tier 1 Capital (to Average Assets):
Company	$49,469	9.10%	21,747	4.00%	N/A	N/A
Bank	$48,887	8.99%	21,745	4.00%	$27,181	5.00%

Note 18. Capital Purchase Program

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

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 19. Parent Company Only Financial Statements

FIRST NATIONAL CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2009 and 2008

(in thousands)

	2009	2008
Assets
Cash	$110	$52
Investment in subsidiaries, at cost, plus undistributed net income	63,413	47,939
Other assets	684	804

Total assets	$64,207	$48,795

Liabilities and Shareholders’ Equity

Deferred income tax liability	$64	$90
Note payable	42	232
Company obligated mandatorily redeemable capital securities	9,279	9,279
Other liabilities	15	9

Total liabilities	$9,400	$9,610

Preferred stock	$13,998	$—
Common stock	3,664	3,653
Surplus	1,418	1,409
Retained earnings, which are substantially undistributed earnings of subsidiaries	35,104	35,196
Unearned ESOP shares	(42)	(232)
Accumulated other comprehensive income (loss), net	665	(841)

Total shareholders’ equity	$54,807	$39,185

Total liabilities and shareholders’ equity	$64,207	$48,795

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Income

Three Years Ended December 31, 2009

(in thousands)

	2009	2008	2007
Income
Dividends from subsidiary	$2,575	$5,118	$2,200
Other	(30)	3	3

	$2,545	$5,121	$2,203

Expense
Interest expense	$470	$642	$956
Stationery and supplies	34	24	27
Legal and professional fees	75	59	42
Other	62	118	141

Total expense	$641	$843	$1,166

Income before allocated tax benefits and undistributed income of subsidiary	$1,904	$4,278	$1,037

Allocated income tax benefits	228	286	395

Income before equity in undistributed income of subsidiary	$2,132	$4,564	$1,432

Equity in (distributions in excess of) undistributed income of subsidiary	17	(341)	4,315

Net income	$2,149	$4,223	$5,747

Effective dividend and accretion on preferred stock	704	—	—

Net income available to common shareholders	$1,445	$4,223	$5,747

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Cash Flows

Three Years Ended December 31, 2009

(in thousands)

	2009	2008	2007
Cash Flows from Operating Activities
Net income	$2,149	$4,223	$5,747
Adjustments to reconcile net income to net cash provided by operating activities:
(Undistributed) distributions in excess of earnings of subsidiaries	(17)	341	(4,315)
Compensation expense for ESOP shares allocated	190	147	167
Decrease in other assets	42	184	165
Increase (decrease) in other liabilities	7	(13)	—

Net cash provided by operating activities	$2,371	$4,882	$1,764

Cash Flows from Financing Activities
Principal payments on company obligated mandatorily redeemable capital securities	$—	$(3,093)	$—
Principal payments on other borrowings	(190)	(147)	(167)
Proceeds from issuance of preferred stock	13,900	—	—
Distribution of capital to subsidiary	(13,900)	—	—
Cash dividends paid on common stock	(1,529)	(1,630)	(1,540)
Cash dividends paid on preferred stock	(509)	—	—
Shares issued to leveraged ESOP	(85)	(44)	(12)

Net cash used in financing activities	$(2,313)	$(4,914)	$(1,719)

Increase (decrease) in cash and cash equivalents	$58	$(32)	$45

Cash and Cash Equivalents
Beginning	52	84	39

Ending	$110	$52	$84

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2009 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Management’s Report on the Effectiveness of Internal Controls over Financial Reporting.”

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

Information required by this Item is set forth under the headings “Election of Directors – Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” “Committees” and “Director Selection Process” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	The response to this portion of Item 15 is included in Item 8 above.

	(2)	The response to this portion of Item 15 is included in Item 8 above.

	(3)	The following documents are attached hereto or incorporated herein by reference to Exhibits:

		3.1	Amended and Restated Articles of Incorporation, as amended and restated on March 3, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008).

		3.2	Articles and Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

		3.3	Bylaws, as restated in electronic format only as of February 6, 2008 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2008).

		4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

		4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

		4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

		10.1	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Harry S. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

		10.2	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and J. Andrew Hershey (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

		10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

		10.4	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

		10.5	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

		10.6	Amendment to Employment Agreement between the Company and Harry S. Smith, Andrew J. Hershey, Dennis A. Dysart and M. Shane Bell (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2008).

		10.7	Amendment to Employment Agreement between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2008).

		10.8	Letter Agreement, dated as of March 13, 2009, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

		10.9	Side Letter Agreement, dated as of March 13, 2009, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

	10.10	Form of Waiver agreement between the Senior Executive Officers and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

	10.11	Form of Consent agreement between the Senior Executive Officers and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

	10.12	Purchase and Assumption Agreement, dated July 10, 2009 between StellarOne Bank and First Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2009).

	14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).

	21.1	Subsidiaries of the Company.

	23.1	Consent of Yount, Hyde & Barbour, P.C.

	31.1	Certification of Chief Executive Officer, Section 302 Certification.

	31.2	Certification of Chief Financial Officer, Section 302 Certification.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

	99.1	TARP Certification of Chief Executive Officer

	99.2	TARP Certification of Chief Financial Officer

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:	/S/ HARRY S. SMITH
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

Date:	March 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ HARRY S. SMITH	Date: March 25, 2010
President & Chief Executive Officer Director
(principal executive officer)

/S/ M. SHANE BELL	Date: March 25, 2010
Executive Vice President & Chief Financial Officer
(principal financial officer and principal accounting officer)

/S/ DOUGLAS C. ARTHUR	Date: March 25, 2010
Chairman of the Board of Directors

/S/ BYRON A. BRILL	Date: March 25, 2010
Vice Chairman of the Board of Directors

/S/ ELIZABETH H. COTTRELL	Date: March 25, 2010
Director

/S/ DR. JAMES A. DAVIS	Date: March 25, 2010
Director

/S/ CHRISTOPHER E. FRENCH	Date: March 25, 2010
Director

/S/ JOHN K. MARLOW	Date: March 25, 2010
Director

/S/ W. ALLEN NICHOLLS	Date: March 25, 2010
Director

/S/ HENRY L. SHIRKEY	Date: March 25, 2010
Director

/S/ GERALD F. SMITH, JR.	Date: March 25, 2010
Director

/S/ JAMES R. WILKINS, III	Date: March 25, 2010
Director

EXHIBIT INDEX

Number	Document

3.1	Amended and Restated Articles of Incorporation, as amended and restated on March 3, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008).

3.2	Articles and Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

3.3	Bylaws, as restated in electronic format only as of February 6, 2008 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2008).

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.1	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Harry S. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.2	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and J. Andrew Hershey (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.4	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.5	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.6	Amendment to Employment Agreement between the Company and Harry S. Smith, Andrew J. Hershey, Dennis A. Dysart and M. Shane Bell (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2008).

10.7	Amendment to Employment Agreement between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2008).

10.8	Letter Agreement, dated as of March 13, 2009, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.9	Side Letter Agreement, dated as of March 13, 2009, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.10	Form of Waiver agreement between the Senior Executive Officers and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.11	Form of Consent agreement between the Senior Executive Officers and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.12	Purchase and Assumption Agreement, dated July 10, 2009 between StellarOne Bank and First Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2009).

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.1	TARP Certification of Chief Executive Officer

99.2	TARP Certification of Chief Financial Officer