Form 10-Q
period 2010-03-31
FIRST NATIONAL CORP /VA/
filed 2010-05-17
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2010, 2,936,931 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	March 31, 2010	December 31, 2009
Assets
Cash and due from banks	$6,241	$6,100
Interest-bearing deposits in banks	2,248	8,877
Federal funds sold	2,220	—
Securities available for sale, at fair value	57,664	60,129
Restricted securities, at cost	3,426	3,426
Loans held for sale	125	210
Loans, net of allowance for loan losses, 2010, $7,165, 2009, $7,106	435,243	436,129
Premises and equipment, net	20,377	21,148
Interest receivable	1,720	1,710
Other real estate owned, net of valuation allowance, 2010, $879, 2009, $994	6,554	6,261
Other assets	9,322	8,684

Total assets	$545,140	$552,674

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$81,603	$81,101
Savings and interest-bearing demand deposits	149,597	146,056
Time deposits	224,947	236,729

Total deposits	$456,147	$463,886
Other borrowings	20,147	20,186
Company obligated mandatorily redeemable capital securities	9,279	9,279
Accrued expenses and other liabilities	4,089	4,516
Commitments and contingencies	—	—

Total liabilities	$489,662	$497,867

Shareholders’ Equity
Preferred stock, $1,000 liquidation preference; 14,595 shares issued and outstanding	$14,029	$13,998
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2010, 2,936,931 shares, 2008, 2,931,721 shares	3,671	3,664
Surplus	1,439	1,418
Retained earnings	35,488	35,104
Unearned ESOP shares	(8)	(42)
Accumulated other comprehensive income, net	859	665

Total shareholders’ equity	$55,478	$54,807

Total liabilities and shareholders’ equity	$545,140	$552,674

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended March 31, 2010 and 2009

(in thousands, except per share data)

	(unaudited)	(unaudited)
	March 31, 2010	March 31, 2009
Interest and Dividend Income
Interest and fees on loans	$6,260	$6,061
Interest on federal funds sold	—	2
Interest on deposits in banks	2	—
Interest and dividends on securities available for sale:
Taxable interest	468	509
Tax-exempt interest	145	139
Dividends	12	6

Total interest and dividend income	$6,887	$6,717

Interest Expense
Interest on deposits	$1,676	$2,141
Interest on federal funds purchased	5	8
Interest on company obligated mandatorily redeemable capital securities	108	127
Interest on other borrowings	149	248

Total interest expense	$1,938	$2,524

Net interest income	$4,949	$4,193
Provision for loan losses	411	1,171

Net interest income after provision for loan losses	$4,538	$3,022

Noninterest Income
Service charges on deposit accounts	$609	$554
ATM and check card fees	314	269
Trust and investment advisory fees	310	308
Fees for other customer services	73	74
Gains on sale of loans	40	39
Gains on sale of securities available for sale	2	6
Losses on sale of other real estate owned, net	(52)	—
Other operating income (loss)	25	(23)

Total noninterest income	$1,321	$1,227

Noninterest Expense
Salaries and employee benefits	$2,227	$2,206
Occupancy	344	331
Equipment	348	335
Marketing	124	135
Stationery and supplies	97	147
Legal and professional fees	226	180
ATM and check card fees	177	170
FDIC assessment	187	92
Bank franchise tax	100	85
Other operating expense	567	582

Total noninterest expense	$4,397	$4,263

Income (loss) before income taxes	$1,462	$(14)
Income tax provision (benefit)	447	(51)

Net income	$1,015	$37

Effective dividend and accretion on preferred stock	221	44

Net income (loss) available to common shareholders	$794	$(7)

Earnings (loss) per common share, basic and diluted	$0.27	$0.00

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three months ended March 31, 2010 and 2009

(in thousands)

	(unaudited)		(unaudited)
	March 31, 2010		March 31, 2009
Cash Flows from Operating Activities
Net income	$1,015		$37
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	318		319
Origination of loans held for sale	(2,838)		(3,096)
Proceeds from sale of loans available for sale	2,963		2,727
Gains on sale of loans	(40)		(39)
Provision for loan losses	411		1,171
Gains on sale of securities available for sale	(2)		(6)
Losses on sale of other real estate owned, net	52		—
Accretion of security discounts	(10)		(21)
Amortization of security premiums	92		34
Shares acquired by leveraged ESOP	34		55
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(10)		13
Increase in other assets	(148)		(643)
Increase (decrease) in accrued expenses and other liabilities	(527)		40

Net cash provided by operating activities	$1,310		$591

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$—		$2,070
Proceeds from maturities, calls, and principal payments of securities available for sale	2,679		3,349
Purchase of securities available for sale	—		(957)
Increase in federal funds sold	(2,220)		(14,622)
Purchase of premises and equipment	(37)		(52)
Proceeds from sale of other real estate owned	756		—
Net (increase) decrease in loans	(626)		1,377

Net cash provided by (used in) investing activities	$552		$(8,835)

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$4,043		$1,381
Net increase (decrease) in time deposits	(11,782)		19,079
Proceeds from other borrowings	23,600		31,000
Principal payments on other borrowings	(23,639)		(56,060)
Proceeds from issuance of preferred stock	—		13,900
Cash dividends paid on common stock Cash dividends paid on preferred stock	(356 (190	) )	(408 —)
Decrease in federal funds purchased	—		(2,456)
Shares issued to leveraged ESOP	(26)		(20)

Net cash provided by (used in) financing activities	$(8,350)		$6,416

Decrease in cash and cash equivalents	$(6,488)		$(1,828)

Cash and Cash Equivalents
Beginning	$14,977		$10,489

Ending	$8,489		$8,661

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three months ended March 31, 2010 and 2009

(in thousands)

	(unaudited)	(unaudited)
	March 31, 2010	March 31, 2009
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,028	$2,619

Income taxes	$1,446	$—

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain on securities available for sale	$294	$338

Transfer from loans to other real estate	$1,101	$464

Issuance of common stock, dividend reinvestment plan	$54	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2010 and 2009

(in thousands, except share and per share data)

(unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2008	$—	$3,653	$1,409	$35,196	$(232)	$(841)		$39,185
Comprehensive income:
Net income	—	—	—	37	—	—	$37	37
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $117)	—	—	—	—	—	—	227	—
Reclassification adjustment (net of tax, $2)	—	—	—	—	—	—	(4)	—

Other comprehensive income (net of tax, $115)	—	—	—	—	—	223	$223	223

Total comprehensive income							$260

Shares acquired by leveraged ESOP	—	—	(20)	—	55	—		35
Cash dividends on common stock ($0.14 per share)	—	—	—	(408)	—	—		(408)
Issuance of 13,900 shares of preferred stock	13,900	—	—	—	—	—		13,900
Accretion on preferred stock discount	6	—	—	(6)	—	—		—

Balance, March 31, 2009	$13,906	$3,653	$1,389	$34,819	$(177)	$(618)		$52,972

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2009	$13,998	$3,664	$1,418	$35,104	$(42)	$665		$54,807
Comprehensive income:
Net income	—	—	—	1,015	—	—	$1,015	1,015
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $101)	—	—	—	—	—	—	195	—
Reclassification adjustment (net of tax, $1)	—	—	—	—	—	—	(1)	—

Other comprehensive income (net of tax, $100)	—	—	—	—	—	194	$194	194

Total comprehensive income							$1,209

Shares acquired by leveraged ESOP	—	—	(26)	—	34	—		8
Cash dividends on common stock ($0.14 per share)	—	—	—	(410)	—	—		(410)
Issuance of 5,210 shares common stock, dividend reinvestment plan	—	7	47	—	—	—		54
Cash dividends on preferred stock	—	—	—	(190)	—	—		(190)
Accretion on preferred stock discount	31	—	—	(31)	—	—		—

Balance, March 31, 2010	$14,029	$3,671	$1,439	$35,488	$(8)	$859		$55,478

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2010 and December 31, 2009, the results of operations for the three months ended March 31, 2010 and 2009 and cash flows and changes in shareholders’ equity for the three months ended March 31, 2010 and 2009. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks which have no readily determinable market value. Amortized costs and fair values of securities available for sale at March 31, 2010 and December 31, 2009 were as follows:

	(in thousands) March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$40,398	$1,662	$—	$42,060
Obligations of states and political subdivisions	15,048	481	(117)	15,412
Corporate equity securities	19	173	—	192

	$55,465	$2,316	$(117)	$57,664

	(in thousands)
	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$42,654	$1,593	$(32)	$44,215
Obligations of states and political subdivisions	15,551	326	(171)	15,706
Corporate equity securities	19	189	—	208

	$58,224	$2,108	$(203)	$60,129

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

At March 31, 2010 and December 31, 2009, investments in an unrealized loss position that were temporarily impaired were as follows:

	(in thousands)
	March 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	1,820	(117)	1,820	(117)

	$—	$—	$1,820	$(117)	$1,820	$(117)

	(in thousands)
	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$2,101	$(32)	$—	$—	$2,101	$(32)
Obligations of states and political subdivisions	1,558	(17)	1,785	(154)	3,343	(171)

	$3,659	$(49)	$1,785	$(154)	$5,444	$(203)

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

During the first three months of 2010, there were no obligations of state and political subdivisions that experienced a rating downgrade. There were four obligations of state and political subdivisions were no longer receiving ratings by Moody’s or S&P. This was the direct result of downgrades of the insurers of these bonds. For the four obligations of state and political subdivisions that are no longer rated, the Company evaluates the financial condition of the state and political subdivision on a quarterly basis. At March 31, 2010, there were no U.S. agency and mortgage-backed securities and four obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio that is rated is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.7 years at March 31, 2010.

The Company’s investment in FHLB stock totaled $2.6 million at March 31, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2010, and no impairment has been recognized. FHLB stock is shown in restricted securities on the balance sheet and is not part of the available for sale securities portfolio.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

Note 3. Loans

Loans at March 31, 2010 and December 31, 2009 are summarized as follows:

	(in thousands)
	March 31, 2010	December 31, 2009
Mortgage loans on real estate:
Construction	$52,605	$55,057
Secured by farm land	6,305	1,281
Secured by 1-4 family residential	120,125	118,675
Other real estate loans	203,769	200,001
Loans to farmers (except those secured by real estate)	3,422	3,530
Commercial and industrial loans (except those secured by real estate)	40,307	48,746
Consumer loans	12,930	13,619
Deposit overdrafts	391	157
All other loans	2,554	2,169

Total loans	$442,408	$443,235
Allowance for loan losses	7,165	7,106

Loans, net	$435,243	$436,129

The Company has a credit concentration of loans secured by real estate. These loans totaled $382.8 million, or 87% of total loans, and $375.0 million, or 85% of total loans, at March 31, 2010 and December 31, 2009, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations may be impacted by local economic conditions. Construction loans totaled $52.6 million and $55.1 million, or 12% of total loans at March 31, 2010 and December 31, 2009, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $42.7 million at March 31, 2010, representing 77% of total equity and 10% of total loans. At December 31, 2009, this concentration totaled $42.9 million representing 78% of total equity and 10% of total loans. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this concentration of credit risk during the three month period ended March 31, 2010 and the year ended December 31, 2009.

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the three months ended March 31, 2010 and 2009 and for the year ended December 31, 2009 were as follows:

	(in thousands)
	March 31, 2010	December 31, 2009	March 31, 2009
Balance at beginning of year	$7,106	$5,650	$5,650
Provision charged to operating expense	411	2,300	1,171
Loan recoveries	80	298	104
Loan charge-offs	(432)	(1,142)	(364)

Balance at end of period	$7,165	$7,106	$6,561

Impaired loans totaled $8.2 million at March 31, 2010 and $8.1 million at December 31, 2009. The related allowance for loan losses provided for these loans totaled $1.4 million and $1.5 million at March 31, 2010 and December 31, 2009, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2010 and the year ended December 31, 2009 was $8.7 million and $11.2 million, respectively.

Note 5. Other Borrowings

The Bank had unused lines of credit totaling $123.5 million available with non-affiliated banks at March 31, 2010. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

At March 31, 2010, the Bank had borrowings from the FHLB system totaling $20.0 million which mature through March 17, 2013. The interest rate on these notes payable ranged from 1.25% to 2.44% and the weighted average rate was 2.01%. The Bank had collateral pledged on these borrowings, including real estate loans totaling $66.5 million and FHLB stock and other investment securities with a book value of $19.9 million.

At March 31, 2010, the Bank had a $139 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%. The Company also had an unsecured note payable of $8 thousand, which requires monthly payments of $11 thousand and matures September 12, 2011. The fixed interest rate on this loan is 7.35%.

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at March 31, 2010 and December 31, 2009 with the minimum regulatory guidelines were as follows:

	Actual		(dollars in thousands)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010:
Total Capital (to Risk Weighted Assets):
Consolidated	$69,330	15.08%	$36,779	8.00%	N/A	N/A
First Bank	$68,724	14.99%	$36,690	8.00%	$45,862	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$63,566	13.83%	$18,390	4.00%	N/A	N/A
First Bank	$62,974	13.73%	$18,345	4.00%	$27,517	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$63,566	11.63%	$21,858	4.00%	N/A	N/A
First Bank	$62,974	11.54%	$21,832	4.00%	$27,290	5.00%

December 31, 2009:
Total Capital (to Risk Weighted Assets):
Consolidated	$68,892	14.96%	$36,848	8.00%	N/A	N/A
First Bank	$68,296	14.84%	$36,815	8.00%	$46,019	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$63,118	13.70%	$18,424	4.00%	N/A	N/A
First Bank	$62,527	13.59%	$18,408	4.00%	$27,611	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$63,118	11.50%	$21,961	4.00%	N/A	N/A
First Bank	$62,527	11.37%	$21,995	4.00%	$27,494	5.00%

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2010 was 2.86%. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

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

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2010, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three months ended March 31, 2010 and 2009 were as follows:

	For the three months ended March 31,
	2010	2009
Service cost	$76,656	$76,360
Interest cost	71,024	67,668
Expected return on plan assets	(78,141)	(56,766)
Amortization of prior service cost	818	818
Amortization of net obligation at transition	(1,054)	(1,407)
Amortization of net loss	5,318	19,821

Net periodic benefit cost	$74,621	$106,494

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2009, that it expected to contribute $298 thousand to its pension plan for the 2010 plan year. The Company did not make a contribution to the pension plan for the 2010 plan year during the first three months of 2010. The Company is planning to make the contribution for the 2010 plan year during the fourth quarter of 2010.

In addition to the defined benefit pension plan, the Company maintains a 401(k) plan and an employee stock ownership plan (ESOP) for eligible employees. The Bank also maintains a Split Dollar Life Insurance Plan that provides life insurance coverage to insurable directors. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information about the Company’s benefit plans.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

Note 9. Earnings per Common Share

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged ESOP are not considered to be outstanding. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information about the Company’s leveraged ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per common share were 2,932,879 and 2,917,172 for the three months ended March 31, 2010 and 2009, respectively.

Note 10. Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurement and Disclosures topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, fair value estimates may not be realized in an immediate settlement of the instrument.

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

In accordance with this guidance, the Company groups its assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 –	Valuation is based on quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 –	Valuation is based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 –	Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires a significant management judgment or estimation.

An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

		Fair Value Measurements at March 31, 2010 Using (in thousands)
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale	$57,664	$192	$57,472	$—

		Fair Value Measurements at December 31, 2009 Using (in thousands)
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale	$60,129	$208	$59,921	$—

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2010.

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

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

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

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis during the periods.

		Carrying Value at March 31, 2010 (in thousands)
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	$3,642	$—	$3,642	$—

		Carrying Value at March 31, 2010 (in thousands)
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	$5,806	$—	$5,771	$35

The following tables summarize the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the periods.

		Carrying Value at March 31, 2010 (in thousands)
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Other real estate owned	$6,554	$—	$6,554	$—

		Carrying Value at March 31, 2010 (in thousands)
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Other real estate owned	$6,261	$—	$6,261	$—

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2010 and December 31, 2009, fair value of loan commitments and standby letters of credit was immaterial.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

The estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	(in thousands)
	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term investments	$8,489	$8,489	$14,977	$14,977
Federal funds sold	2,220	2,220	—	—
Securities	57,664	57,664	60,129	60,129
Loans, net	435,243	433,935	436,129	434,457
Loans held for sale	125	125	210	210
Accrued interest receivable	1,720	1,720	1,710	1,710

Financial Liabilities
Deposits	$456,147	$457,918	$463,886	$421,115
Other borrowings	20,147	20,685	20,186	20,527
Company obligated mandatorily redeemable capital securities	9,279	9,707	9,279	9,784
Accrued interest payable	734	734	824	824

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities and borrowing wholesale funding with terms that mitigate the Company’s overall interest rate risk.

Note 11. Capital Purchase Program

On March 13, 2009, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the Purchase Agreement) with the Treasury Department, pursuant to which the Company sold (i) 13,900 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.25 per share and liquidation preference $1,000 per share (the Preferred Stock) and (ii) a warrant (the Warrant) to purchase 695 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the Warrant Preferred Stock), at an exercise price of $1.25 per share, for an aggregate purchase price of $13.9 million in cash. The Treasury immediately exercised the Warrant and, after net settlement, received 695 shares of the Company’s Warrant Preferred Stock, which has a liquidation preference amount of $1,000 per share. Closing of the sale occurred on March 13, 2009 and increased Tier 1 and total capital by $13.9 million. The Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. The Warrant Preferred Stock pays cumulative dividends at a rate of 9% per annum from the date of issuance. The discount on the Preferred Stock is amortized over a five year period using the constant effective yield method.

Note 12. Subsequent Events

The Company evaluated subsequent events that have occurred after the balance sheet date, but before the financial statements were issued. There are two types of subsequent events (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

Based on the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the financial statements.

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

•	the ability to raise capital as needed;

•	the successful management of interest rate risk;

•	the limited trading market in the Company’s common stock; and

•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2009.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition and results of operations of the Company for the three month period ended March 31, 2010 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2009. The results of operations for the three month period ended March 31, 2010 may not be indicative of the results to be achieved for the year.

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

The Bank’s products and services are provided through 12 branch offices, 31 ATMs and its website, www.therespowerinone.com. The Bank operates six of its offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, deposit, trust and investment advisory personnel to be readily available to serve customers throughout the Bank’s market area. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2009.

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

The provision for loan losses and noninterest expense are the other two major expense categories. The provision is determined by factors that include loan growth, asset quality, net charge-offs and economic conditions. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the three month period ended March 31, 2010 was salaries and employee benefits, comprising 51% of noninterest expenses, followed by occupancy and equipment expense, comprising 16% of noninterest expenses.

Quarterly Performance

First quarter 2010 net income was $978 thousand higher than the same quarter of 2009:

•	Net interest margin improved 63 basis points; net interest income was $756 thousand higher

•	Provision for loan losses was $760 thousand lower

•	Noninterest income was $94 thousand higher

•	Noninterest expense was $134 thousand higher

Net income totaled $1.0 million for the quarter ended March 31, 2010. After the effective dividend and accretion on preferred stock, net income available to common shareholders was $794 thousand, or $0.27 per basic and diluted share compared to net loss of $7 thousand, or $0.00 per basic and diluted share, for the same period in 2009. The increase in first quarter 2010 earnings compared to the same period in 2009 was primarily the result of an 18% increase in net interest income and a significant decrease in the provision for loan losses. Noninterest income increased 8% and noninterest expense increased 3% when comparing the two periods. Return on assets and return on equity were 0.75% and 7.45%, respectively, for the first quarter of 2010 compared to 0.03% and 0.35% for the same quarter in 2009.

Comparing the quarter ended March 31, 2010 to the same period in 2009, net interest income increased 18% to $4.9 million. The net interest margin was 63 basis points higher and average interest-earning assets were $3.8 million lower when comparing the two periods. The net interest margin was 4.01% for the first quarter of 2010, compared to 3.38% for the same period in 2009. The improvement in the margin resulted primarily from lower funding costs. The yield on earning assets and improvements in the funding mix also contributed to the improved margin.

Stable asset quality and economic conditions resulted in a loan loss provision of $411 thousand in the first quarter of 2010 compared to $1.2 million for the same period in 2009. Net charge-offs were $352 thousand for the first quarter of 2010 compared to $260 thousand for the same period in 2009. Non-performing assets totaled $15.1 million at March 31, 2010, compared to $14.5 million at December 31, 2009 and $17.3 million at March 31, 2009. Non-performing assets were 13% lower compared to one year ago and, at March 31, 2010, consisted of 49% related to residential development loans, 39% related to commercial real estate loans, 9% related to residential real estate loans and 3% related to commercial loans not secured by real estate. Management regularly evaluates the loan portfolio, economic conditions and other factors to determine an appropriate allowance for loan losses. As a result of those evaluations, management believes the allowance for loan losses was adequate at March 31, 2010.

Noninterest income increased 8% to $1.3 million for the first quarter of 2010 compared to $1.2 million for the same quarter of 2009. The increase in noninterest income resulted primarily from more overdraft and ATM and check card fee income. Noninterest expense increased 3% to $4.4 million for the first quarter of 2010 compared to $4.3 million for the same quarter of 2009. The increase in noninterest expense is primarily related to higher FDIC assessments and legal and professional fees.

Management Outlook

The Company expects stable net interest income and low expense growth for the remainder of 2010. Earning asset balances and the net interest margin are not expected to change significantly. Low noninterest expense growth has been forecast as the Company continues expense containment efforts to improve profitability.

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

Non-GAAP Financial Measures

The Company measures the net interest margin as an indicator of profitability. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax-equivalent net interest income is considered in the calculation of this ratio. Tax-equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2010 and 2009 is 34%. The reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

Reconciliation of Net Interest Income to

Tax-Equivalent Net Interest Income

(in thousands)

	For the three months ended
	March 31, 2010	March 31, 2009
GAAP measures:
Interest income - loans	$6,260	$6,061
Interest income - investments and other	627	656
Interest expense - deposits	1,676	2,141
Interest expense - other borrowings	149	248
Interest expense - other	113	135

Total net interest income	$4,949	$4,193

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$10	$10
Tax benefit realized on non-taxable interest income - municipal securities	74	71

Total tax benefit realized on non-taxable interest income	$84	$81

Total tax-equivalent net interest income	$5,033	$4,274

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At March 31, 2010, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $50.9 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At March 31, 2010 and December 31, 2009, commercial loans not secured by real estate totaled $40.3 million or 9% of total loans and $48.7 million, or 11% of total loans, respectively.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At March 31, 2010, commercial real estate loans totaled $210.1 million or 47% of the Bank’s total loans, as compared to $201.3 million, or 45%, at December 31, 2009. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. The valuation of commercial real estate collateral is provided by independent fee appraisers who have been approved by the Board Loan Committee. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and carefully evaluates the location and environmental condition of the real estate collateral. To further mitigate risk, the Company monitors loan concentrations within the commercial real estate portfolio, including hotel loans.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at March 31, 2010 and December 31, 2009, were $52.6 million, or 12% of total loans, and $55.1 million, or 12% of total loans, respectively. The majority of these loans have an average life of approximately one year and re-price monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

Residential Real Estate Lending

Residential lending activity may be generated by Bank loan officer solicitations, referrals by real estate professionals, and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Board Loan Committee. Typically, the Bank originates all fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At March 31, 2010, $120.1 million, or 27%, of total loans consisted of residential real estate loans as compared to $118.7 million, or 27%, at December 31, 2009.

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

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans and installment and demand loans. At March 31, 2010, consumer loans, including deposit overdraft balances, were $13.3 million, or 3% of total loans, as compared to $13.8 million, or 3% of total loans, at December 31, 2009. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings and trust preferred securities. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for loan losses, noninterest income and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts; fees charged for other customer services, including trust and investment advisory services; gains and losses from the sale of assets, including loans held for sale, securities, premises and equipment and other real estate owned; general and administrative expenses; and income tax expense.

Net income totaled $1.0 million for the quarter ended March 31, 2010. After the effective dividend on preferred stock, net income available to common shareholders was $794 thousand, or $0.27 per basic and diluted share compared to net loss of $7 thousand, or $0.00 per basic and diluted share, for the same period in 2009. The increase in first quarter 2010 earnings compared to the same period in 2009 was primarily the result of an 18% increase in net interest income and a significant decrease in the provision for loan losses. Noninterest income increased 8% and noninterest expense increased 3% when comparing the two periods. Return on assets and return on equity were 0.75% and 7.45%, respectively, for the first quarter of 2010 compared to 0.03% and 0.35% for the same quarter in 2009.

Net Interest Income

Comparing the quarter ended March 31, 2010 to the same quarter in 2009, net interest income increased 18% as a result of a 63 basis point increase in the net interest margin. Average interest-earning assets decreased $3.8 million when comparing the two periods. The net interest margin was 4.01% for the first quarter of 2010, compared to 3.38% for the same period in 2009. The margin improved as a result of a decline in the cost of funding earning assets.

The Company expects stable net interest income for the remainder of 2010. Earning asset balances and the net interest margin are not expected to change significantly.

Provision for Loan Losses

Stable asset quality and economic conditions resulted in a loan loss provision of $411 thousand in the first quarter of 2010 compared to $1.2 million for the same period in 2009. Net charge-offs were $352 thousand for the first quarter of 2010 compared to $260 thousand for the same period in 2009. Non-performing assets totaled $15.1 million compared to $14.5 million at December 31, 2009 and $17.3 million at March 31, 2009. Non-performing assets were 13% lower compared to one year ago and, at March 31, 2010, consisted of 49% related to residential development loans, 39% related to commercial real estate loans, 9% related to residential real estate loans and 3% related to commercial loans not secured by real estate. Management regularly evaluates the loan portfolio, economic conditions and other factors to determine an appropriate allowance for loan losses. As a result of those evaluations, management believes the allowance for loan losses was adequate at March 31, 2010.

The amount of provision for loan losses for the remainder of 2010 remains difficult to accurately forecast as the expense will be heavily influenced by economic conditions and local real estate activity.

Noninterest Income

Noninterest income increased $94 thousand, or 8%, in the first quarter of 2010 to $1.3 million compared to $1.2 million for the first quarter of 2009. Service charges on deposit accounts increased 10% to $609 thousand for the first quarter of 2010 compared to $554 thousand for the same quarter of 2009. The increase in service charges resulted primarily from more overdraft fee income. ATM and check card fees increased 17% to $314 thousand for the first quarter of 2010, compared to $269 thousand for the same period in 2009.

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

Noninterest Expense

Noninterest expense increased $134 thousand, or 3%, to $4.7 million for the first quarter of 2010 compared to $4.3 million for the same period in 2009. The higher levels of noninterest expense are primarily related to higher FDIC assessments and legal and professional fees. FDIC assessment expense was $95 thousand higher for the first quarter of 2010 compared to the first quarter of 2009 as a result of increased assessment rates. Legal and professional fees were $46 thousand, or 26%, higher for the first quarter of 2010 compared to the same quarter of 2009 as a result of various loan collection matters.

Low noninterest expense growth has been forecast as the Company continues expense containment efforts to improve profitability.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three month period ended March 31, 2010 and 2009. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Financial Condition

General

Total assets were $545.1 million at March 31, 2010 compared to $552.7 million at December 31, 2009. The Company’s trust and investment advisory group had assets under management of $196.6 million at March 31, 2010 compared to $194.9 million at December 31, 2009. Assets managed by the trust and investment advisory group are not held on the Company’s balance sheet.

The Company does not expect significant balance sheet growth during the remainder of 2010 based on current and anticipated economic conditions. It is believed that the contraction of the housing market, rising unemployment rates and other factors will limit the ability to increase loan and deposit balances.

Loans

The Bank is an active lender with a loan portfolio that includes commercial and residential real estate loans, commercial loans, consumer loans, construction loans and home equity loans. The Bank’s lending activity is concentrated on individuals, small and medium-sized businesses, local governmental and non-profit entities in its market area. As a provider of community-oriented financial services, the Bank does not attempt to diversify its loan portfolio by undertaking significant lending activity outside its market area. Loans, net of the allowance for loan losses, were $435.2 million and $436.1 at March 31, 2010 and December 31, 2009, respectively.

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $382.8 million, or 87% of total loans and $375.0 million, or 85% of total loans at March 31, 2010 and December 31, 2009, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is influenced by local economic conditions. Construction loans totaled $52.6 million and $55.1 million, or 12% of total loans at March 31, 2010 and December 31, 2009, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $42.7 million at March 31, 2010, representing 77% of total equity and 10% of total loans. At December 31, 2009, this concentration totaled $42.9 million representing 78% of total shareholders’ equity and 10% of total loans. These loans are included in other real estate loans in the table found in Note 3 of the notes to consolidated financial statements of this Form 10-Q. The Company experienced no loan losses related to this concentration of credit risk during the three month period ended March 31, 2010 and the year ended December 31, 2009. The Company analyzes this concentration by performing interest rate and vacancy rate stress tests on a quarterly basis.

Asset Quality

Management classifies as non-performing assets non-accrual loans, restructured loans, repossessed assets and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $6.6 million in OREO, net of the valuation allowance, at March 31, 2010 and $6.3 million at December 31, 2009.

Non-performing assets were $15.1 million at March 31, 2010, $14.5 million at December 31, 2009 and $17.3 million at March 31, 2009, representing 2.77%, 2.63% and 3.11% of total assets, respectively. Non-performing assets included $8.5 million in nonaccrual loans, $6.6 million in OREO and $23 thousand in repossessed assets at March 31, 2010.

Non-performing assets were 13% lower compared to one year ago and, at March 31, 2010, consisted of 49% related to residential development loans, 39% related to commercial real estate loans, 9% related to residential real estate loans and 3% related to commercial loans not secured by real estate. Non-performing assets could increase due to other potential problem loans identified by management. At March 31, 2010, other potential problem loans totaled $37.2 million, of which $34.9 million are currently performing and are generally considered well-secured. Other potential problem loans totaled $36.8 million at December 31, 2009. Certain risks, including the borrower’s ability to pay and the collateral value securing the loan, have been identified that may result in the potential problem loans not being repaid in accordance with their terms.

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $7.2 million at March 31, 2010 and $7.1 million at December 31, 2009, representing 1.62% and 1.60% of total loans, respectively.

Impaired loans totaled $8.2 million and $8.1 million at March 31, 2010 and December 31, 2009, respectively. The related allowance for loan losses provided for these loans totaled $1.4 million and $1.5 million at March 31, 2010 and December 31, 2009, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2010 and the year ended December 31, 2009 was $8.7 million and $11.2 million, respectively.

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

Securities

Securities at March 31, 2010 were $57.7 million, a decrease of $2.4 million, or 4%, from $60.1 million at December 31, 2009. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of March 31, 2010, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits were $456.1 million at March 31, 2010, a decrease of 2% from $463.9 million at December 31, 2009. Time deposits, which include brokered deposits, decreased $11.8 million or 5% during the first three months of 2010 to $224.9 million compared to $236.7 million at December 31, 2009. Savings and interest-bearing demand deposits increased $3.5 million or 2% to $149.6 million at March 31, 2010 compared to $146.1 million at December 31, 2009. Non-interest bearing demand deposits increased slightly to $81.6 million during the first three months of 2010 from $81.1 million at December 31, 2009.

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

At March 31, 2010, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled

$171.0 million. At March 31, 2010, 36% or $159.7 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $123.5 million at March 31, 2010, which included $83.5 million available from FHLB. During the first three months of 2010, other borrowing activity included repayment of two fixed rate advances from FHLB totaling $10.0 million and borrowing two adjustable rate advances from FHLB totaling $10.0 million. The Bank also borrowed and repaid Daily Rate Credit advances as an alternative to purchasing federal funds.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 15.10% at March 31, 2010 and a ratio of Tier 1 capital to risk-weighted assets of 13.85%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

On March 13, 2009, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the Purchase Agreement) with the Treasury Department, pursuant to which the Company sold (i) 13,900 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.25 per share and liquidation preference $1,000 per share (the Preferred Stock) and (ii) a warrant (the Warrant) to purchase 695 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the Warrant Preferred Stock), at an exercise price of $1.25 per share, for an aggregate purchase price of $13.9 million in cash. The Treasury immediately exercised the Warrant and, after net settlement, received 695 shares of the Company’s Warrant Preferred Stock, which has a liquidation preference amount of $1,000 per share. Closing of the sale occurred on March 13, 2009 and increased Tier 1 and total capital by $13.9 million. The Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. The Warrant Preferred Stock pays cumulative dividends at a rate of 9% per annum from the date of issuance.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Commitments to extend credit, which amounted to $44.2 million at March 31, 2010, and $46.2 million at December 31, 2009, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2010 and December 31, 2009, the Bank had $5.9 million and $6.0 million in outstanding standby letters of credit, respectively.

At March 31, 2010, the Company had entered into locked-rate commitments to originate mortgage loans amounting to $806 thousand. At December 31, 2009, the Company had no locked-rate commitments. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Removed and Reserved

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/S/ HARRY S. SMITH	May 14, 2010
Harry S. Smith	Date
President and Chief Executive Officer

/S/ M. SHANE BELL	May 14, 2010
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350