Form 10-Q
period 2010-06-30
FIRST NATIONAL CORP /VA/
filed 2010-08-16
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2010, 2,940,776 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) June 30, 2010	December 31, 2009
Assets
Cash and due from banks	$6,852	$6,100
Interest-bearing deposits in banks	5,231	8,877
Securities available for sale, at fair value	54,757	60,129
Restricted securities, at cost	3,426	3,426
Loans held for sale	—	210
Loans, net of allowance for loan losses, 2010, $7,634, 2009, $7,106	434,860	436,129
Premises and equipment, net	20,157	21,148
Interest receivable	1,697	1,710
Other real estate owned, net of valuation allowance, 2010, $742, 2009, $994	7,253	6,261
Other assets	9,488	8,684

Total assets	$543,721	$552,674

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$82,665	$81,101
Savings and interest-bearing demand deposits	156,914	146,056
Time deposits	202,536	236,729

Total deposits	$442,115	$463,886
Federal funds purchased	13,304	—
Other borrowings	20,133	20,186
Company obligated mandatorily redeemable capital securities	9,279	9,279
Accrued expenses and other liabilities	3,126	4,516
Commitments and contingencies	—	—

Total liabilities	$487,957	$497,867

Shareholders’ Equity
Preferred stock, $1,000 liquidation preference; 14,595 shares issued and outstanding	$14,062	$13,998
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2010, 2,940,776 shares, 2009, 2,931,721 shares	3,676	3,664
Surplus	1,487	1,418
Retained earnings	35,607	35,104
Unearned ESOP shares	—	(42)
Accumulated other comprehensive income, net	932	665

Total shareholders’ equity	$55,764	$54,807

Total liabilities and shareholders’ equity	$543,721	$552,674

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended June 30, 2010 and 2009

(in thousands, except per share data)

	(unaudited) June 30, 2010	(unaudited) June 30, 2009
Interest and Dividend Income
Interest and fees on loans	$6,229	$6,074
Interest on federal funds sold	—	2
Interest on deposits in banks	2	—
Interest and dividends on securities available for sale:
Taxable interest	432	520
Tax-exempt interest	142	143
Dividends	16	10

Total interest and dividend income	$6,821	$6,749

Interest Expense
Interest on deposits	$1,501	$1,968
Interest on federal funds purchased	6	1
Interest on company obligated mandatorily redeemable capital securities	109	121
Interest on other borrowings	103	188

Total interest expense	$1,719	$2,278

Net interest income	$5,102	$4,471
Provision for loan losses	1,000	489

Net interest income after provision for loan losses	$4,102	$3,982

Noninterest Income
Service charges on deposit accounts	$682	$629
ATM and check card fees	366	306
Trust and investment advisory fees	294	281
Fees for other customer services	91	71
Gains on sale of loans	25	69
Gains on sale of securities available for sale	—	4
Gains on sale of premises and equipment	—	9
Other operating income	31	40

Total noninterest income	$1,489	$1,409

Noninterest Expense
Salaries and employee benefits	$2,290	$2,206
Occupancy	351	320
Equipment	343	362
Marketing	128	134
Stationery and supplies	85	148
Legal and professional fees	194	211
ATM and check card fees	209	201
FDIC assessment	184	337
Bank franchise tax	109	82
Provision for other real estate owned	40	575
Other operating expense	592	533

Total noninterest expense	$4,525	$5,109

Income before income taxes	$1,066	$282
Income tax provision	313	45

Net income	$753	$237

Effective dividend and accretion on preferred stock	221	220

Net income available to common shareholders	$532	$17

Earnings per common share, basic and diluted	$0.18	$0.01

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Six months ended June 30, 2010 and 2009

(in thousands, except per share data)

	(unaudited) June 30, 2010	(unaudited) June 30, 2009
Interest and Dividend Income
Interest and fees on loans	$12,489	$12,135
Interest on federal funds sold	—	4
Interest on deposits in banks	4	—
Interest and dividends on securities available for sale:
Taxable interest	900	1,029
Tax-exempt interest	287	282
Dividends	28	16

Total interest and dividend income	$13,708	$13,466

Interest Expense
Interest on deposits	$3,177	$4,109
Interest on federal funds purchased	11	9
Interest on company obligated mandatorily redeemable capital securities	217	248
Interest on other borrowings	252	436

Total interest expense	$3,657	$4,802

Net interest income	$10,051	$8,664
Provision for loan losses	1,411	1,660

Net interest income after provision for loan losses	$8,640	$7,004

Noninterest Income
Service charges on deposit accounts	$1,291	$1,183
ATM and check card fees	680	575
Trust and investment advisory fees	604	589
Fees for other customer services	164	145
Gains on sale of loans	65	108
Gains on sale of securities available for sale	2	10
Gains on sale of premises and equipment	—	9
Losses on sale of other real estate owned, net	(52)	—
Other operating income	56	17

Total noninterest income	$2,810	$2,636

Noninterest Expense
Salaries and employee benefits	$4,517	$4,412
Occupancy	695	651
Equipment	691	697
Marketing	252	269
Stationery and supplies	182	295
Legal and professional fees	420	391
ATM and check card fees	386	371
FDIC assessment	371	429
Bank franchise tax	209	167
Provision for other real estate owned	40	635
Other operating expense	1,159	1,055

Total noninterest expense	$8,922	$9,372

Income before income taxes	$2,528	$268
Income tax provision (benefit)	760	(6)

Net income	$1,768	$274

Effective dividend and accretion on preferred stock	443	264

Net income available to common shareholders	$1,325	$10

Earnings per common share, basic and diluted	$0.45	$0.00

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Six months ended June 30, 2010 and 2009

(in thousands)

	(unaudited) June 30, 2010	(unaudited) June 30, 2009
Cash Flows from Operating Activities
Net income	$1,768	$274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	623	639
Origination of loans held for sale	(4,626)	(9,435)
Proceeds from sale of loans available for sale	4,901	8,737
Gains on sale of loans	(65)	(108)
Provision for loan losses	1,411	1,660
Provision for other real estate owned	40	635
Gains on sale of securities available for sale	(2)	(10)
Gains on sale of premises and equipment	—	(9)
Losses on sale of other real estate owned, net	52	—
Accretion of security discounts	(21)	(39)
Amortization of security premiums	185	98
Shares acquired by leveraged ESOP	42	86
Changes in assets and liabilities:
Decrease in interest receivable	13	79
Increase in other assets	(310)	(584)
Increase (decrease) in accrued expenses and other liabilities	(1,527)	251

Net cash provided by operating activities	$2,484	$2,274

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$—	$2,070
Proceeds from maturities, calls, and principal payments of securities available for sale	5,615	8,405
Purchase of securities available for sale	—	(16,550)
Increase in federal funds sold	—	(1,871)
Proceeds from sale of premises and equipment	—	225
Purchase of premises and equipment	(125)	(442)
Proceeds from sale of other real estate owned	1,779	94
Net (increase) decrease in loans	(3,007)	3,956

Net cash provided by (used in) investing activities	$4,262	$(4,113)

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$12,422	$2,112
Net increase (decrease) in time deposits	(34,193)	11,850
Proceeds from other borrowings	23,601	31,000
Principal payments on other borrowings	(23,654)	(56,096)
Proceeds from issuance of preferred stock	—	13,900
Cash dividends paid on common stock	(715)	(817)
Cash dividends paid on preferred stock	(379)	(130)
Increase (decrease) in federal funds purchased	13,304	(2,456)
Shares issued to leveraged ESOP	(26)	(40)

Net cash used in financing activities	$(9,640)	$(677)

Decrease in cash and cash equivalents	$(2,894)	$(2,516)

Cash and Cash Equivalents
Beginning	$14,977	$10,490

Ending	$12,083	$7,974

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Six months ended June 30, 2010 and 2009

(in thousands)

	(unaudited) June 30, 2010	(unaudited) June 30, 2009
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,836	$4,893

Income taxes	$2,541	$75

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale	$405	$(131)

Transfer from loans to other real estate	$2,865	$1,659

Issuance of common stock, dividend reinvestment plan	$107	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2010 and 2009

(in thousands, except share and per share data)

(unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2008	$—	$3,653	$1,409	$35,196	$(232)	$(841)		$39,185
Comprehensive income:
Net income	—	—	—	274	—	—	$274	274
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period (net of tax, $42)	—	—	—	—	—	—	(79)	—
Reclassification adjustment (net of tax, $3)	—	—	—	—	—	—	(7)	—

Other comprehensive loss (net of tax, $45)	—	—	—	—	—	(86)	$(86)	(86)

Total comprehensive income							$188

Shares acquired by leveraged ESOP	—	—	(40)	—	86	—		46
Cash dividends on common stock ($0.28 per share)	—	—	—	(817)	—	—		(817)
Issuance of 13,900 shares of preferred stock	13,900	—	—	—	—	—		13,900
Cash dividends on preferred stock	—	—	—	(130)	—	—		(130)
Accretion on preferred stock discount	37	—	—	(37)	—	—		—

Balance, June 30, 2009	$13,937	$3,653	$1,369	$34,486	$(146)	$(927)		$52,372

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2009	$13,998	$3,664	$1,418	$35,104	$(42)	$665		$54,807
Comprehensive income:
Net income	—	—	—	1,768	—	—	$1,768	1,768
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $139)	—	—	—	—	—	—	268	—
Reclassification adjustment (net of tax, $1)	—	—	—	—	—	—	(1)	—

Other comprehensive income (net of tax, $138)	—	—	—	—	—	267	$267	267

Total comprehensive income							$2,035

Shares acquired by leveraged ESOP	—	—	(26)	—	42	—		16
Cash dividends on common stock ($0.28 per share)	—	—	—	(822)	—	—		(822)
Issuance of 9,055 shares common stock, dividend reinvestment plan	—	12	95	—	—	—		107
Cash dividends on preferred stock	—	—	—	(379)	—	—		(379)
Accretion on preferred stock discount	64	—	—	(64)	—	—		—

Balance, June 30, 2010	$14,062	$3,676	$1,487	$35,607	$—	$932		$55,764

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2010 and December 31, 2009, the results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows and changes in shareholders’ equity for the six months ended June 30, 2010 and 2009. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks which have no readily determinable market value. Amortized costs and fair values of securities available for sale at June 30, 2010 and December 31, 2009 were as follows:

	(in thousands)
	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$37,385	$1,873	$—	$39,258
Obligations of states and political subdivisions	15,043	404	(129)	15,318
Corporate equity securities	19	162	—	181

	$52,447	$2,439	$(129)	$54,757

	(in thousands)
	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$42,654	$1,593	$(32)	$44,215
Obligations of states and political subdivisions	15,551	326	(171)	15,706
Corporate equity securities	19	189	—	208

	$58,224	$2,108	$(203)	$60,129

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

At June 30, 2010 and December 31, 2009, investments in an unrealized loss position that were temporarily impaired were as follows:

	(in thousands)
	June 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	607	(3)	1,809	(126)	2,416	(129)

	$607	$(3)	$1,809	$(126)	$2,416	$(129)

	(in thousands)
	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$2,101	$(32)	$—	$—	$2,101	$(32)
Obligations of states and political subdivisions	1,558	(17)	1,785	(154)	3,343	(171)

	$3,659	$(49)	$1,785	$(154)	$5,444	$(203)

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

During the first six months of 2010, there were no obligations of state and political subdivisions that experienced a rating downgrade. There were four obligations of state and political subdivisions that were no longer receiving ratings by Moody’s or S&P. This was the direct result of downgrades of the insurers of these bonds. For the four obligations of state and political subdivisions totaling $1.5 million that are no longer rated, the Company evaluates the financial condition of the state and political subdivision on a regular basis. At June 30, 2010, there were no U.S. agency and mortgage-backed securities and six obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio that is rated is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.1 years at June 30, 2010.

The Company’s investment in FHLB stock totaled $2.6 million at June 30, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2010, and no impairment has been recognized. FHLB stock is shown in restricted securities on the balance sheet and is not part of the available for sale securities portfolio.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

Note 3. Loans

Loans at June 30, 2010 and December 31, 2009 are summarized as follows:

	(in thousands)
	June 30, 2010	December 31, 2009
Mortgage loans on real estate:
Construction	$52,785	$55,057
Secured by farm land	6,128	1,281
Secured by 1-4 family residential	122,612	118,675
Other real estate loans	203,800	200,001
Loans to farmers (except those secured by real estate)	3,478	3,530
Commercial and industrial loans (except those secured by real estate)	39,717	48,746
Consumer loans	12,737	13,619
Deposit overdrafts	290	157
All other loans	947	2,169

Total loans	$442,494	$443,235
Allowance for loan losses	7,634	7,106

Loans, net	$434,860	$436,129

The Company has a credit concentration of loans secured by real estate. These loans totaled $385.3 million, or 87% of total loans, and $375.0 million, or 85% of total loans, at June 30, 2010 and December 31, 2009, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations may be impacted by local economic conditions. Construction loans totaled $52.8 million and $55.1 million, or 12% of total loans at June 30, 2010 and December 31, 2009, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $42.3 million at June 30, 2010, representing 76% of total equity and 10% of total loans. At December 31, 2009, this concentration totaled $42.9 million representing 78% of total equity and 10% of total loans. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this concentration of credit risk during the six month period ended June 30, 2010 and the year ended December 31, 2009.

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the six months ended June 30, 2010 and 2009 and for the year ended December 31, 2009 were as follows:

	(in thousands)
	June 30, 2010	December 31, 2009	June 30, 2009
Balance at beginning of year	$7,106	$5,650	$5,650
Provision charged to operating expense	1,411	2,300	1,660
Loan recoveries	134	298	170
Loan charge-offs	(1,017)	(1,142)	(453)

Balance at end of period	$7,634	$7,106	$7,027

Impaired loans totaled $20.3 million at June 30, 2010 and $8.1 million at December 31, 2009. The related allowance for loan losses provided for these loans totaled $1.4 million and $1.5 million at June 30, 2010 and December 31, 2009, respectively. The average recorded investment in impaired loans during the six months ended June 30, 2010 and the year ended December 31, 2009 was $18.0 million and $11.2 million, respectively.

Note 5. Other Borrowings

The Bank had unused lines of credit totaling $109.9 million available with non-affiliated banks at June 30, 2010. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

At June 30, 2010, the Bank had borrowings from the FHLB system totaling $20.0 million which mature through March 28, 2013. The interest rate on these notes payable ranged from 1.25% to 2.44% and the weighted average rate was 2.01%. The Bank had collateral pledged on these borrowings, including real estate loans totaling $66.5 million and FHLB stock and other investment securities with a book value of $18.1 million.

At June 30, 2010, the Bank had a $133 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at June 30, 2010 and December 31, 2009 with the minimum regulatory guidelines were as follows:

			(dollars in thousands)		Minimum To Be Well
	Actual		Minimum Capital Requirement		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010:
Total Capital (to Risk Weighted Assets):
Consolidated	$69,560	15.10%	$36,863	8.00%	N/A	N/A
First Bank	$68,938	15.00%	$36,761	8.00%	$45,951	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$63,777	13.84%	$18,431	4.00%	N/A	N/A
First Bank	$63,171	13.75%	$18,381	4.00%	$27,571	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$63,777	11.72%	$21,764	4.00%	N/A	N/A
First Bank	$63,171	11.62%	$21,746	4.00%	$27,183	5.00%

December 31, 2009:
Total Capital (to Risk Weighted Assets):
Consolidated	$68,892	14.96%	$36,848	8.00%	N/A	N/A
First Bank	$68,296	14.84%	$36,815	8.00%	$46,019	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$63,118	13.70%	$18,424	4.00%	N/A	N/A
First Bank	$62,527	13.59%	$18,408	4.00%	$27,611	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$63,118	11.50%	$21,961	4.00%	N/A	N/A
First Bank	$62,527	11.37%	$21,995	4.00%	$27,494	5.00%

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2010 was 3.14%. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

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

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2010, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three and six months ended June 30, 2010 and 2009 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Service cost	$77	$76	$153	$153
Interest cost	71	68	142	135
Expected return on plan assets	(78)	(57)	(156)	(114)
Amortization of prior service cost	1	1	2	2
Amortization of net obligation at transition	(1)	(1)	(2)	(3)
Amortization of net loss	5	19	10	40

Net periodic benefit cost	$75	$106	$149	$213

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2009, that it expected to contribute $298 thousand to its pension plan for the 2010 plan year. The Company did not make a contribution to the pension plan for the 2010 plan year during the first six months of 2010. The Company is planning to make the contribution for the 2010 plan year during the fourth quarter of 2010.

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

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

Note 9. Earnings per Common Share

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged ESOP are not considered to be outstanding. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information about the Company’s leveraged ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per common share were 2,937,480 and 2,918,843 for the three months ended June 30, 2010 and 2009, respectively, and 2,935,192 and 2,918,012 for the six months ended June 30, 2010 and 2009, respectively.

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

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

		Fair Value Measurements at June 30, 2010 Using (in thousands)
Description	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale	$54,757	$181	$54,576	$—

		Fair Value Measurements at December 31, 2009 Using (in thousands)
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale	$60,129	$208	$59,921	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six months ended June 30, 2010.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans or the present value of expected future cash flows. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

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

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis during the periods.

		Carrying Value at June 30, 2010 (in thousands)
Description	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	$10,690	$—	$2,044	$8,646

		Carrying Value at December 31, 2009 (in thousands)
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	$5,806	$—	$5,771	$35

The following tables summarize the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the periods.

		Carrying Value at June 30, 2010 (in thousands)
Description	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Other real estate owned	$7,253	$—	$7,253	$—

		Carrying Value at December 31, 2009 (in thousands)
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Other real estate owned	$6,261	$—	$6,261	$—

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2010 and December 31, 2009, fair value of loan commitments and standby letters of credit was immaterial.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

The estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	(in thousands)
	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and short-term investments	$12,083	$12,083	$14,977	$14,977
Securities	54,757	54,757	60,129	60,129
Loans, net	434,860	434,477	436,129	434,457
Loans held for sale	—	—	210	210
Accrued interest receivable	1,697	1,697	1,710	1,710

Financial Liabilities
Deposits	$442,115	$406,106	$463,886	$421,115
Federal funds purchased	13,304	13,306	—	—
Other borrowings	20,133	20,517	20,186	20,527
Company obligated mandatorily redeemable capital securities	9,279	9,625	9,279	9,784
Accrued interest payable	646	646	824	824

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

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition and results of operations of the Company for the three and six month periods ended June 30, 2010 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2009. The results of operations for the three and six month periods ended June 30, 2010 may not be indicative of the results to be achieved for the year.

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

The Bank’s products and services are provided through 11 branch offices, 31 ATMs and its website, www.therespowerinone.com. The Bank operates six of its offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, deposit, trust and investment advisory personnel to be readily available to serve customers throughout the Bank’s market area. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2009.

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

The provision for loan losses and noninterest expense are the other two major expense categories. The provision is determined by factors that include loan growth, asset quality, net charge-offs and economic conditions. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the six month period ended June 30, 2010 was salaries and employee benefits, comprising 51% of noninterest expenses, followed by occupancy and equipment expense, comprising 16% of noninterest expenses.

Quarterly Performance

Second quarter 2010 net income was $516 thousand higher than the same quarter of 2009:

•	Net interest income was $631 thousand higher

•	Provision for loan losses was $511 thousand higher

•	Noninterest income was $80 thousand higher

•	Noninterest expense was $584 thousand lower

Net income totaled $753 thousand for the quarter ended June 30, 2010 compared to $237 thousand for the same quarter in 2009. After the effective dividend and accretion on preferred stock, net income available to common shareholders was $532 thousand, or $0.18 per basic and diluted share compared to $17 thousand, or $0.01 per basic and diluted share, for the same period in 2009. The increase in second quarter 2010 earnings compared to the same period in 2009 was primarily the result of a 14% increase in net interest income and an 11% decrease in noninterest expense, offset by higher provision for loan losses. Noninterest income increased 6% when comparing the two periods. Return on assets and return on equity were 0.55% and 5.41%, respectively, for the second quarter of 2010 compared to 0.17% and 1.80% for the same quarter in 2009.

Comparing the quarter ended June 30, 2010 to the same period in 2009, net interest income increased 14% to $5.1 million. The net interest margin was 58 basis points higher and average interest-earning assets were $11.1 million lower when comparing the two periods. The net interest margin was 4.11% for the second quarter of 2010, compared to 3.53% for the same period in 2009. The improvement in the margin resulted primarily from lower funding costs. The yield on earning assets and improvements in the funding mix also contributed to the improved margin.

Higher levels of net charge-offs during the quarter and an increase to the allowance for loan losses resulted in a loan loss provision of $1.0 million in the second quarter of 2010 compared to $489 thousand for the same period in 2009. Net charge-offs were $531 thousand for the second quarter of 2010 compared to $23 thousand for the same period in 2009. The allowance for loan losses totaled $7.6 million or 1.73% of total loans at June 30, 2010, compared to $7.0 million or 1.58% of total loans at June 30, 2009. Management regularly evaluates the loan portfolio, economic conditions and other factors to determine an appropriate allowance for loan losses. As a result of those evaluations, management believes the allowance for loan losses was adequate at June 30, 2010.

Noninterest income increased 6% to $1.5 million for the second quarter of 2010 compared to $1.4 million for the same quarter of 2009. The increase in noninterest income resulted primarily from more ATM and check card and overdraft fee income. Noninterest expense decreased 11% to $4.5 million for the second quarter of 2010 compared to $5.1 million for the same quarter of 2009. The decrease in noninterest expense was primarily related to lower FDIC assessments and provisions for other real estate owned.

Year-to-Date Performance

Net income was $1.5 million higher than the previous year:

•	Net interest income was $1.4 million higher

•	Provision for loan losses was $249 thousand lower

•	Noninterest income was $174 thousand higher

•	Noninterest expense was $450 thousand lower

For the six months ended June 30, 2010, net income was $1.8 million compared to $274 thousand for the same period in 2009. After the effective dividend on preferred stock, net income available to common shareholders was $1.3 million, or $0.45 per basic and diluted share, compared to $10 thousand, or $0.00 per basic and diluted share, for the same period in 2009. The increase in earnings for the six months ended June 30, 2010 was primarily the result of a 16% increase in net interest income and a 5% decrease in noninterest expense. Return on assets was 0.65% for the six months ended June 30, 2010 compared to 0.10% for the same period in 2009, and return on equity was 6.42% for the six months ended June 30, 2010 compared to 1.17% for the same period in 2009.

Net interest income increased 16% to $10.1 million for the six months ended June 30, 2010 compared to $8.7 million for the same period in 2009. The net interest margin was 61 basis points higher while average interest-earning assets were $7.5 million lower when comparing the two periods. The net interest margin was 4.06% for the six months ended June 30, 2010, compared to 3.45% for the same period in 2009.

For the six months ended June 30, 2010, the loan loss provision totaled $1.4 million compared to $1.7 million for the same period in 2009. During 2010, the provision for loan losses was a result of higher net charge-offs and an increase to the allowance for loan losses. Net charge-offs were $883 thousand for the first half of 2010 compared to $283 thousand for the same period in 2009. During 2009, the provision for loan losses resulted from unfavorable economic conditions, declines in collateral values and specific reserves on impaired loans.

Noninterest income increased 7% to $2.8 million for the six months ended June 30, 2010 from $2.6 million for the same period in 2009. This increase was attributable to more overdraft and ATM and check card fee income. Noninterest expense decreased 5% to $8.9 million for the six months ended June 30, 2010, compared to $9.4 million for the same period in 2009. The decrease in noninterest expense was primarily the result of lower provision for other real estate owned. The provision for other real estate owned totaled $40 thousand for the six months ended June 30, 2010 compared to $635 thousand for the same period in 2009.

Management Outlook

The Company expects stable net interest income and low expense growth for the remainder of 2010. Earning asset balances and the net interest margin are not expected to change significantly. Low noninterest expense growth has been forecast as the Company continues expense containment efforts to improve profitability.

Noninterest income, the provision for loan losses and the provision for other real estate owned are less predictable for future periods. The impact on noninterest income from recent overdraft protection legislation has been difficult to measure, resulting in uncertain levels of noninterest income during periods beginning in the second half of 2010. Although management is developing strategies to mitigate earnings risk related to the legislation, the Company is planning for lower noninterest income in 2010 compared to 2009.

The amount of provision for loan losses and provision for other real estate owned for future periods remains difficult to accurately forecast as the expense will be heavily influenced by charge-off levels, economic conditions and local real estate activity.

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income (in thousands)

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
GAAP measures:
Interest income - loans	$6,229	$6,074	$12,489	$12,135
Interest income - investments and other	592	675	1,219	1,331
Interest expense - deposits	1,501	1,968	3,177	4,109
Interest expense - other borrowings	103	188	252	436
Interest expense - other	115	122	228	257

Total net interest income	$5,102	$4,471	$10,051	$8,664

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$10	$11	$20	$21
Tax benefit realized on non-taxable interest income - municipal securities	73	73	147	145

Total tax benefit realized on non-taxable interest income	$83	$84	$167	$166

Total tax-equivalent net interest income	$5,185	$4,555	$10,218	$8,830

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

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At June 30, 2010, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $61.8 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At June 30, 2010 and December 31, 2009, commercial loans not secured by real estate totaled $39.7 million or 9% of total loans and $48.7 million, or 11% of total loans, respectively.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At June 30, 2010, commercial real estate loans totaled $209.9 million or 47% of the Bank’s total loans, as compared to $201.3 million, or 45%, at December 31, 2009. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. The valuation of commercial real estate collateral is provided by independent fee appraisers who have been approved by the Board Loan Committee. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and carefully evaluates the location and environmental condition of the real estate collateral. To further mitigate risk, the Company monitors loan concentrations within the commercial real estate portfolio, including hotel loans.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at June 30, 2010 and December 31, 2009, were $52.8 million, or 12% of total loans, and $55.1 million, or 12% of total loans, respectively. The majority of these loans have an average life of approximately one year and re-price monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

Residential Real Estate Lending

Residential lending activity may be generated by Bank loan officer solicitations, referrals by real estate professionals, and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Board Loan Committee. Typically, the Bank originates all fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At June 30, 2010, $122.6 million, or 28%, of total loans consisted of residential real estate loans as compared to $118.7 million, or 27%, at December 31, 2009.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and, where applicable, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Bank does require escrows for real estate taxes and insurance for secondary market loans.

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

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans and installment and demand loans. At June 30, 2010, consumer loans, including deposit overdraft balances, were $13.0 million, or 3% of total loans, as compared to $13.8 million, or 3% of total loans, at December 31, 2009. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

Net income totaled $753 thousand for the quarter ended June 30, 2010. After the effective dividend on preferred stock, net income available to common shareholders was $532 thousand, or $0.18 per basic and diluted share compared to $17 thousand, or $0.01 per basic and diluted share, for the same period in 2009. The increase in second quarter 2010 earnings compared to the same period in 2009 was primarily the result of a 14% increase in net interest income and an 11% decrease in noninterest expense, offset by higher provision for loan losses. Noninterest income increased 6% when comparing the two periods. Return on assets and return on equity were 0.55% and 5.41%, respectively, for the second quarter of 2010, compared to 0.17% and 1.80% for the same quarter in 2009.

Net Interest Income

Comparing the quarter ended June 30, 2010 to the same quarter in 2009, net interest income increased 14% to $5.1 million compared to $4.5 million for the same period in 2009. This resulted from a 58 basis point increase in the net interest margin and an $11.1 million decrease in average interest-earning assets when comparing the two periods. The net interest margin was 4.11% for the second quarter of 2010, compared to 3.53% for the same period in 2009. The margin improved primarily as a result of a decline in the cost of funding earning assets. The yield on earning assets and improvements in the funding mix also contributed to the improved margin.

Net interest income increased 16% to $10.1 million for the six months ended June 30, 2010, compared to $8.7 million for the same period in 2009. The net interest margin was 61 basis points higher while average interest-earning assets were $7.5 million lower when comparing the two periods. The net interest margin was 4.06% for the six months ended June 30, 2010, compared to 3.45% for the same period in 2009.

The Company expects stable net interest income for the remainder of 2010. Earning asset balances and the net interest margin are not expected to change significantly.

Provision for Loan Losses

Higher net charge-offs and an increase to the allowance for loan losses resulted in a loan loss provision of $1.0 million in the second quarter of 2010 compared to $489 thousand for the same period in 2009. The provision for loan losses totaled $1.4 million for the first half of 2010, compared to $1.7 for the first half of 2009. Net charge-offs were $531 thousand for the second quarter of 2010 compared to $23 thousand for the same period in 2009. The increase to the allowance for loan losses was primarily attributable to a higher allocation due to historical loss experience and management’s decision to increase the general allocation component. Management regularly evaluates the loan portfolio, economic conditions and other factors to determine an appropriate allowance for loan losses. As a result of those evaluations, management believes the allowance for loan losses was adequate at June 30, 2010.

The amount of provision for loan losses for the remainder of 2010 remains difficult to accurately forecast as the expense will be heavily influenced by charge-off levels, economic conditions and local real estate activity.

Noninterest Income

Noninterest income increased $80 thousand, or 6%, in the second quarter of 2010 to $1.5 million compared to $1.4 million for the second quarter of 2009. Service charges on deposit accounts increased 8% to $682 thousand for the second quarter of 2010 compared to $629 thousand for the same quarter of 2009. The increase in service charges resulted primarily from more overdraft fee income. In addition, ATM and check card fees increased 20% to $366 thousand for the second quarter of 2010, compared to $306 thousand for the same period in 2009. This was related to an increase in ATM and check card transactions during the quarter.

Noninterest income increased 7% to $2.8 million for the six months ended June 30, 2010 from $2.6 million for the same period in 2009. This increase was attributable to a 9% increase in service charges on deposit accounts, primarily from more overdraft fee income, and an 18% increase in ATM and check card fee income from increased transactions.

The impact on noninterest income from recent overdraft protection legislation has been difficult to measure, resulting in uncertain levels of noninterest income during periods beginning in the second half of 2010. Although management is developing strategies to mitigate earnings risk related to the legislation, the Company is planning for lower noninterest income in 2010 compared to 2009.

Noninterest Expense

Noninterest expense decreased $584 thousand, or 11%, to $4.5 million for the second quarter of 2010 compared to $5.1 million for the same period in 2009. The decrease in noninterest expense is primarily attributable to lower FDIC assessments and provisions for other real estate owned. FDIC assessment expense was $153 thousand lower for the second quarter of 2010 compared to the same period of 2009 as a result of a special assessment levied by the FDIC during the second quarter of 2009. Provision for other real estate owned was $535 thousand lower for the second quarter of 2010 compared to the same period of 2009.

Noninterest expense decreased 5% to $8.9 million for the six months ended June 30, 2010, compared to $9.4 million for the same period in 2009. The decrease in noninterest expense was primarily the result of lower provisions for other real estate owned during the first six months of 2010. The provision for other real estate owned totaled $40 thousand for the six months ended June 30, 2010 compared to $635 thousand for the same period in 2009.

Low noninterest expense growth has been forecast as the Company continues expense containment efforts to improve profitability. The amount of provision for other real estate owned for future periods remains difficult to accurately forecast as the expense will be heavily influenced by economic conditions and local real estate activity.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and six month periods ended June 30, 2010 and 2009. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Financial Condition

General

Total assets were $543.7 million at June 30, 2010 compared to $552.7 million at December 31, 2009. The Company’s trust and investment advisory group had assets under management of $187.2 million at June 30, 2010 compared to $194.9 million at December 31, 2009. Assets managed by the trust and investment advisory group are not held on the Company’s balance sheet.

The Company does not expect significant balance sheet growth during the remainder of 2010 based on current and anticipated economic conditions. It is believed that the contraction of the housing market, rising unemployment rates and other factors will limit the ability to increase loan and deposit balances.

Loans

The Bank is an active lender with a loan portfolio that includes commercial and residential real estate loans, commercial loans, consumer loans, construction loans and home equity loans. The Bank’s lending activity is concentrated on individuals, small and medium-sized businesses, local governmental and non-profit entities in its market area. As a provider of community-oriented financial services, the Bank does not attempt to diversify its loan portfolio by undertaking significant lending activity outside its market area. Loans, net of the allowance for loan losses, were $434.9 million and $436.1 at June 30, 2010 and December 31, 2009, respectively.

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $385.3 million, or 87% of total loans and $375.0 million, or 85% of total loans at June 30, 2010 and December 31, 2009, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is influenced by local economic conditions.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $42.3 million at June 30, 2010, representing 76% of total equity and 10% of total loans. At December 31, 2009, this concentration totaled $42.9 million representing 78% of total shareholders’ equity and 10% of total loans. These loans are included in other real estate loans in the table found in Note 3 of the notes to consolidated financial statements of this Form 10-Q. The Company experienced no loan losses related to this concentration of credit risk during the six month period ended June 30, 2010 and the year ended December 31, 2009. The Company analyzes this concentration by performing interest rate and vacancy rate stress tests on a quarterly basis.

Asset Quality

Management classifies as nonperforming assets non-accrual loans, repossessed assets and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $7.3 million in OREO, net of the valuation allowance, at June 30, 2010 and $6.3 million at December 31, 2009.

Nonperforming assets were $14.3 million at June 30, 2010, $14.5 million at December 31, 2009 and $18.1 million at June 30, 2009, representing 2.62%, 2.63% and 3.30% of total assets, respectively. Nonperforming assets included $7.0 million in nonaccrual loans, $7.3 million in OREO and $3 thousand in repossessed assets at June 30, 2010.

Nonperforming assets were 21% lower compared to one year ago and, at June 30, 2010, consisted of 59% related to residential development loans, 36% related to commercial real estate loans and 5% related to residential real estate loans. Nonperforming assets could increase due to other potential problem loans identified by management. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. At June 30, 2010, other potential problem loans totaled $45.3 million, of which $43.8 million are currently performing and are generally considered well-secured. Other potential problem loans totaled $36.8 million at December 31, 2009.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $7.6 million at June 30, 2010 and $7.1 million at December 31, 2009, representing 1.73% and 1.60% of total loans, respectively.

Impaired loans totaled $20.3 million and $8.1 million at June 30, 2010 and December 31, 2009, respectively. The related allowance for loan losses provided for these loans totaled $1.4 million and $1.5 million at June 30, 2010 and December 31, 2009, respectively. The average recorded investment in impaired loans during the six months ended June 30, 2010 and the year ended December 31, 2009 was $18.0 million and $11.2 million, respectively. Included in the impaired loans total at June 30, 2010 are loans classified as troubled debt restructurings (TDRs) totaling $12.5 million. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. These loans totaled 2.83% of the loan portfolio and consisted almost entirely of commercial real estate loans that are currently performing under the restructured terms. TDRs are not considered nonperforming assets.

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

Securities

Securities at June 30, 2010 were $54.8 million, a decrease of $5.3 million, or 9%, from $60.1 million at December 31, 2009. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of June 30, 2010, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits were $442.1 million at June 30, 2010, a decrease of 5% from $463.9 million at December 31, 2009. Time deposits, which include brokered deposits, decreased $34.2 million or 14% during the first six months of 2010 to $202.5 million compared to $236.7 million at December 31, 2009. The Company was successful in its initiative to increase savings and interest-bearing demand deposits during the first half of 2010. As a result, the Company was not aggressive in time deposit pricing which led to the decline in time deposit balances during the six months ended June 30, 2010. Savings and interest-bearing demand deposits increased $10.8 million or 7% to $156.9 million at June 30, 2010 compared to $146.1 million at December 31, 2009. Non-interest bearing demand deposits increased slightly to $82.7 million during the first six months of 2010 from $81.1 million at December 31, 2009.

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

At June 30, 2010, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $165.9 million. At June 30, 2010, 35% or $153.0 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $109.9 million at June 30, 2010, which included $83.2 million available from FHLB. During the first six months of 2010, other borrowing activity included repayment of two fixed rate advances from FHLB totaling $10.0 million and borrowing two adjustable rate advances from FHLB totaling $10.0 million. The Bank also borrowed and repaid Daily Rate Credit advances as an alternative to purchasing federal funds.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 15.10% at June 30, 2010 and a ratio of Tier 1 capital to risk-weighted assets of 13.85%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

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

Commitments to extend credit, which amounted to $50.9 million at June 30, 2010, and $46.2 million at December 31, 2009, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At June 30, 2010 and December 31, 2009, the Bank had $9.6 million and $6.0 million in outstanding standby letters of credit, respectively.

At June 30, 2010, the Company had entered into locked-rate commitments to originate mortgage loans amounting to $1.3 million. At December 31, 2009, the Company had no locked-rate commitments. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

FIRST NATIONAL CORPORATION
(Registrant)

/S/ HARRY S. SMITH	August 16, 2010
Harry S. Smith	Date
President and Chief Executive Officer

/S/ M. SHANE BELL	August 16, 2010
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350