Form 10-Q
period 2010-09-30
FIRST NATIONAL CORP /VA/
filed 2010-11-15
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 11, 2010, 2,945,044 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) September 30, 2010	December 31, 2009
Assets
Cash and due from banks	$8,129	$6,100
Interest-bearing deposits in banks	4,681	8,877
Securities available for sale, at fair value	57,468	60,129
Restricted securities, at cost	3,242	3,426
Loans held for sale	927	210
Loans, net of allowance for loan losses, 2010, $8,594, 2009, $7,106	429,642	436,129
Premises and equipment, net	19,969	21,148
Interest receivable	1,672	1,710
Other real estate owned, net of valuation allowance, 2010, $853, 2009, $994	6,599	6,261
Other assets	9,134	8,684

Total assets	$541,463	$552,674

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$79,998	$81,101
Savings and interest-bearing demand deposits	164,351	146,056
Time deposits	208,774	236,729

Total deposits	$453,123	$463,886
Other borrowings	20,128	20,186
Company obligated mandatorily redeemable capital securities	9,279	9,279
Accrued expenses and other liabilities	2,934	4,516
Commitments and contingencies	—	—

Total liabilities	$485,464	$497,867

Shareholders’ Equity
Preferred stock, $1,000 liquidation preference; 14,595 shares issued and outstanding	$14,094	$13,998
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2010, 2,945,044 shares, 2009, 2,931,721 shares	3,681	3,664
Surplus	1,536	1,418
Retained earnings	35,669	35,104
Unearned ESOP shares	—	(42)
Accumulated other comprehensive income, net	1,019	665

Total shareholders’ equity	$55,999	$54,807

Total liabilities and shareholders’ equity	$541,463	$552,674

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended September 30, 2010 and 2009

(in thousands, except per share data)

	(unaudited) September 30, 2010	(unaudited) September 30, 2009
Interest and Dividend Income
Interest and fees on loans	$6,239	$6,239
Interest on federal funds sold	1	—
Interest on deposits in banks	5	—
Interest and dividends on securities available for sale:
Taxable interest	398	547
Tax-exempt interest	132	147
Dividends	15	16

Total interest and dividend income	$6,790	$6,949

Interest Expense
Interest on deposits	$1,397	$1,844
Interest on federal funds purchased	1	26
Interest on company obligated mandatorily redeemable capital securities	112	113
Interest on other borrowings	104	192

Total interest expense	$1,614	$2,175

Net interest income	$5,176	$4,774
Provision for loan losses	1,200	394

Net interest income after provision for loan losses	$3,976	$4,380

Noninterest Income
Service charges on deposit accounts	$668	$662
ATM and check card fees	378	312
Trust and investment advisory fees	330	263
Fees for other customer services	75	76
Gains on sale of loans	76	38
Losses on sale of securities available for sale	(9)	—
Gains on sale of other real estate owned	29	—
Other operating income (loss)	(10)	25

Total noninterest income	$1,537	$1,376

Noninterest Expense
Salaries and employee benefits	$2,239	$2,172
Occupancy	358	338
Equipment	344	355
Marketing	142	122
Stationery and supplies	110	103
Legal and professional fees	210	228
ATM and check card fees	219	181
FDIC assessment	177	173
Bank franchise tax	109	82
Provision for other real estate owned	111	182
Other operating expense	516	655

Total noninterest expense	$4,535	$4,591

Income before income taxes	$978	$1,165
Income tax provision	284	347

Net income	$694	$818

Effective dividend on preferred stock	221	220

Net income available to common shareholders	$473	$598

Earnings per common share, basic and diluted	$0.16	$0.20

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Nine months ended September 30, 2010 and 2009

(in thousands, except per share data)

	(unaudited) September 30, 2010	(unaudited) September 30, 2009
Interest and Dividend Income
Interest and fees on loans	$18,728	$18,374
Interest on federal funds sold	1	4
Interest on deposits in banks	9	—
Interest and dividends on securities available for sale:
Taxable interest	1,298	1,576
Tax-exempt interest	419	429
Dividends	43	32

Total interest and dividend income	$20,498	$20,415

Interest Expense
Interest on deposits	$4,574	$5,953
Interest on federal funds purchased	12	35
Interest on company obligated mandatorily redeemable capital securities	329	361
Interest on other borrowings	356	628

Total interest expense	$5,271	$6,977

Net interest income	$15,227	$13,438
Provision for loan losses	2,611	2,054

Net interest income after provision for loan losses	$12,616	$11,384

Noninterest Income
Service charges on deposit accounts	$1,959	$1,845
ATM and check card fees	1,058	887
Trust and investment advisory fees	934	852
Fees for other customer services	239	221
Gains on sale of loans	141	146
Gains (losses) on sale of securities available for sale, net	(7)	10
Gains on sale of premises and equipment	—	9
Losses on sale of other real estate owned, net	(23)	—
Other operating income	46	42

Total noninterest income	$4,347	$4,012

Noninterest Expense
Salaries and employee benefits	$6,756	$6,584
Occupancy	1,053	989
Equipment	1,035	1,052
Marketing	394	391
Stationery and supplies	292	398
Legal and professional fees	630	619
ATM and check card fees	605	552
FDIC assessment	548	603
Bank franchise tax	318	248
Provision for other real estate owned	151	818
Other operating expense	1,675	1,709

Total noninterest expense	$13,457	$13,963

Income before income taxes	$3,506	$1,433
Income tax provision	1,044	341

Net income	$2,462	$1,092

Effective dividend on preferred stock	664	484

Net income available to common shareholders	$1,798	$608

Earnings per common share, basic and diluted	$0.61	$0.21

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Nine months ended September 30, 2010 and 2009

(in thousands)

	(unaudited)		(unaudited)
	September 30, 2010		September 30, 2009
Cash Flows from Operating Activities
Net income	$2,462		$1,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	933		956
Origination of loans held for sale	(10,745)		(12,985)
Proceeds from sale of loans available for sale	10,169		12,931
Gains on sale of loans	(141)		(146)
Provision for loan losses	2,611		2,054
Provision for other real estate owned	151		818
(Gains) losses on sale of securities available for sale, net	7		(10)
Gains on sale of premises and equipment	—		(9)
Losses on sale of other real estate owned, net	23		—
Accretion of security discounts	(31)		(52)
Amortization of security premiums	274		196
Shares acquired by leveraged ESOP	42		118
Changes in assets and liabilities:
Decrease in interest receivable	38		64
(Increase) decrease in other assets	43		(302)
Increase (decrease) in accrued expenses and other liabilities	(1,764)		86

Net cash provided by operating activities	$4,072		$4,811

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$1,509		$—
Proceeds from maturities, calls, and principal payments of securities available for sale	8,103		10,932
Purchase of securities available for sale	(6,664)		(19,650)
Proceeds from sales of restricted securities	184		2,070
Purchase of restricted securities	—		(2,049)
Proceeds from sale of premises and equipment	—		225
Purchase of premises and equipment	(248)		(546)
Proceeds from sale of other real estate owned	2,353		—
Net (increase) decrease in loans	1,011		(438)

Net cash provided by (used in) investing activities	$6,248		$(9,456)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and savings accounts	$17,192		$(4,291)
Net increase (decrease) in time deposits	(27,955)		3,879
Proceeds from other borrowings	23,601		46,000
Principal payments on other borrowings	(23,659)		(56,133)
Proceeds from issuance of preferred stock	—		13,900
Cash dividends paid on common stock Cash dividends paid on preferred stock	(1,072 (568	) )	(1,172 (320	) )
Increase in federal funds purchased	—		339
Shares issued to leveraged ESOP	(26)		(58)

Net cash provided by (used in) financing activities	$(12,487)		$2,144

Decrease in cash and cash equivalents	$(2,167)		$(2,501)

Cash and Cash Equivalents
Beginning	$14,977		$10,490

Ending	$12,810		$7,989

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Nine months ended September 30, 2010 and 2009

(in thousands)

	(unaudited)	(unaudited)
	September 30, 2010	September 30, 2009
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,459	$7,106

Income taxes	$3,061	$285

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain on securities available for sale	$537	$1,196

Transfer from loans to other real estate	$2,865	$2,141

Issuance of common stock, dividend reinvestment plan	$161	$53

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2010 and 2009

(in thousands, except share and per share data)

(unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2008	$—	$3,653	$1,409	$35,196	$(232)	$(841)		$39,185
Comprehensive income:
Net income	—	—	—	1,092	—	—	$1,092	1,092
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $410)	—	—	—	—	—	—	796	—
Reclassification adjustment (net of tax, $3)	—	—	—	—	—	—	(7)	—

Other comprehensive income (net of tax, $407)	—	—	—	—	—	789	$789	789

Total comprehensive income							$1,881

Shares acquired by leveraged ESOP	—	—	(58)	—	118	—		60
Cash dividends on common stock ($0.42 per share)	—	—	—	(1,225)	—	—		(1,225)
Issuance of 3,692 shares common stock, dividend reinvestment plan	—	5	48	—	—	—		53
Issuance of 13,900 shares of preferred stock	13,900	—	—	—	—	—		13,900
Cash dividends on preferred stock	—	—	—	(320)	—	—		(320)
Accretion on preferred stock discount	67	—	—	(67)	—	—		—

Balance, September 30, 2009	$13,967	$3,658	$1,399	$34,676	$(114)	$(52)		$53,534

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2009	$13,998	$3,664	$1,418	$35,104	$(42)	$665		$54,807
Comprehensive income:
Net income	—	—	—	2,462	—	—	$2,462	2,462
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $181)	—	—	—	—	—	—	349	—
Reclassification adjustment (net of tax, $2)	—	—	—	—	—	—	5	—

Other comprehensive income (net of tax, $183)	—	—	—	—	—	354	$354	354

Total comprehensive income							$2,816

Shares acquired by leveraged ESOP	—	—	(26)	—	42	—		16
Cash dividends on common stock ($0.42 per share)	—	—	—	(1,233)	—	—		(1,233)
Issuance of 13,323 shares common stock, dividend reinvestment plan	—	17	144	—	—	—		161
Cash dividends on preferred stock	—	—	—	(568)	—	—		(568)
Accretion on preferred stock discount	96	—	—	(96)	—	—		—

Balance, September 30, 2010	$14,094	$3,681	$1,536	$35,669	$—	$1,019		$55,999

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2010 and December 31, 2009, the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows and changes in shareholders’ equity for the nine months ended September 30, 2010 and 2009. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Amortized costs and fair values of securities available for sale at September 30, 2010 and December 31, 2009 were as follows:

	(in thousands)
	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$41,859	$1,679	$(27)	$43,511
Obligations of states and political subdivisions	13,148	682	(59)	13,771
Corporate equity securities	19	167	—	186

	$55,026	$2,528	$(86)	$57,468

	(in thousands)
	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$42,654	$1,593	$(32)	$44,215
Obligations of states and political subdivisions	15,551	326	(171)	15,706
Corporate equity securities	19	189	—	208

	$58,224	$2,108	$(203)	$60,129

Notes to Consolidated Financial Statements

(unaudited)

At September 30, 2010 and December 31, 2009, investments in an unrealized loss position that were temporarily impaired were as follows:

	(in thousands)
			September 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$2,558	$(27)	$—	$—	$2,558	$(27)
Obligations of states and political subdivisions	974	(20)	941	(39)	1,915	(59)

	$3,532	$(47)	$941	$(39)	$4,473	$(86)

	(in thousands)
	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$2,101	$(32)	$—	$—	$2,101	$(32)
Obligations of states and political subdivisions	1,558	(17)	1,785	(154)	3,343	(171)

	$3,659	$(49)	$1,785	$(154)	$5,444	$(203)

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

During the first nine months of 2010, there were no obligations of state and political subdivisions that experienced a rating downgrade. At September 30, 2010, there were three U.S. agency and mortgage-backed securities and three obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.2 years at September 30, 2010.

The Company’s investment in FHLB stock totaled $2.4 million at September 30, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2010, and no impairment has been recognized. FHLB stock is shown in restricted securities on the balance sheet and is not part of the available for sale securities portfolio.

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans

Loans at September 30, 2010 and December 31, 2009 are summarized as follows:

	(in thousands)
	September 30, 2010	December 31, 2009
Mortgage loans on real estate:
Construction	$54,175	$55,057
Secured by farm land	6,234	1,281
Secured by 1-4 family residential	120,897	118,675
Other real estate loans	201,954	200,001
Loans to farmers (except those secured by real estate)	3,449	3,530
Commercial and industrial loans (except those secured by real estate)	37,030	48,746
Consumer loans	13,157	13,619
Deposit overdrafts	396	157
All other loans	944	2,169

Total loans	$438,236	$443,235
Allowance for loan losses	8,594	7,106

Loans, net	$429,642	$436,129

The Company has a credit concentration of loans secured by real estate. These loans totaled $383.3 million, or 87% of total loans, and $375.0 million, or 85% of total loans, at September 30, 2010 and December 31, 2009, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations may be impacted by local economic conditions. Construction loans totaled $54.2 million, or 12% of total loans, and $55.1 million, or 12% of total loans, at September 30, 2010 and December 31, 2009, respectively.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $41.7 million at September 30, 2010, representing 74% of total equity and 10% of total loans. At December 31, 2009, this concentration totaled $42.9 million representing 78% of total equity and 10% of total loans. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this concentration of credit risk during the nine month period ended September 30, 2010 and the year ended December 31, 2009.

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the nine months ended September 30, 2010 and 2009 and for the year ended December 31, 2009 were as follows:

	(in thousands)
	September 30, 2010	December 31, 2009	September 30, 2009
Balance at beginning of year	$7,106	$5,650	$5,650
Provision charged to operating expense	2,611	2,300	2,054
Loan recoveries	197	298	250
Loan charge-offs	(1,320)	(1,142)	(773)

Balance at end of period	$8,594	$7,106	$7,181

Impaired loans totaled $28.6 million at September 30, 2010 and $8.1 million at December 31, 2009. The related allowance for loan losses provided for these loans totaled $2.5 million and $1.5 million at September 30, 2010 and December 31, 2009, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2010 and the year ended December 31, 2009 was $18.0 million and $11.2 million, respectively.

Note 5. Other Borrowings

The Bank had unused lines of credit totaling $128.0 million available with non-affiliated banks at September 30, 2010. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets.

Notes to Consolidated Financial Statements

(unaudited)

At September 30, 2010, the Bank had borrowings from the FHLB system totaling $20.0 million which mature through March 28, 2013. The interest rate on these notes payable ranged from 1.25% to 2.44% and the weighted average rate was 2.01%. The Bank had collateral pledged on these borrowings, including real estate loans totaling $68.9 million and FHLB stock with a book value of $2.4 million.

At September 30, 2010, the Bank had a $128 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at September 30, 2010 and December 31, 2009 with the minimum regulatory guidelines were as follows:

			(dollars in thousands)		Minimum To Be Well
	Actual		Minimum Capital Requirement		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010:
Total Capital (to Risk Weighted Assets):
Consolidated	$69,636	15.35%	$36,287	8.00%	N/A	N/A
First Bank	$69,030	15.22%	$36,281	8.00%	$45,351	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$63,930	14.09%	$18,144	4.00%	N/A	N/A
First Bank	$63,325	13.96%	$18,140	4.00%	$27,210	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$63,930	11.73%	$21,796	4.00%	N/A	N/A
First Bank	$63,325	11.63%	$21,776	4.00%	$27,220	5.00%

December 31, 2009:
Total Capital (to Risk Weighted Assets):
Consolidated	$68,892	14.96%	$36,848	8.00%	N/A	N/A
First Bank	$68,296	14.84%	$36,815	8.00%	$46,019	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$63,118	13.70%	$18,424	4.00%	N/A	N/A
First Bank	$62,527	13.59%	$18,408	4.00%	$27,611	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$63,118	11.50%	$21,961	4.00%	N/A	N/A
First Bank	$62,527	11.37%	$21,995	4.00%	$27,494	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On September 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On September 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2010 was 2.89%. The securities have a mandatory redemption date of September 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

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

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2010, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three and nine months ended September 30, 2010 and 2009 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Service cost	$77	$76	$231	$228
Interest cost	71	68	213	204
Expected return on plan assets	(78)	(57)	(234)	(171)
Amortization of prior service cost	1	1	3	3
Amortization of net obligation at transition	(1)	(1)	(3)	(3)
Amortization of net loss	5	19	15	57

Net periodic benefit cost	$75	$106	$225	$318

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2009, that it expected to contribute $298 thousand to its pension plan for the 2010 plan year. The Company did not make a contribution to the pension plan for the 2010 plan year during the first nine months of 2010. The Company is planning to make the contribution for the 2010 plan year during the fourth quarter of 2010.

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

Notes to Consolidated Financial Statements

(unaudited)

Note 9. Earnings per Common Share

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged ESOP are not considered to be outstanding. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information about the Company’s leveraged ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per common share were 2,941,750 and 2,921,309 for the three months ended September 30, 2010 and 2009, respectively, and 2,937,402 and 2,919,123 for the nine months ended September 30, 2010 and 2009, respectively.

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

		Fair Value Measurements at September 30, 2010 (in thousands)
Description	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale	$57,468	$186	$57,282	$—

		Fair Value Measurements at December 31, 2009 (in thousands)
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale	$60,129	$208	$59,921	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine months ended September 30, 2010.

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

Notes to Consolidated Financial Statements

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

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis during the periods.

		Carrying Value at September 30, 2010 (in thousands)
Description	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	$26,317	$—	$19,299	$7,018

		Carrying Value at December 31, 2009 (in thousands)
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	$5,806	$—	$5,771	$35

The following tables summarize the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the periods.

		Carrying Value at September 30, 2010 (in thousands)
Description	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Other real estate owned	$6,599	$—	$6,599	$—

		Carrying Value at December 31, 2009 (in thousands)
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Other real estate owned	$6,261	$—	$6,261	$—

Notes to Consolidated Financial Statements

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2010 and December 31, 2009, fair value of loan commitments and standby letters of credit was immaterial.

Notes to Consolidated Financial Statements

(unaudited)

The estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	(in thousands)
	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term investments	$12,810	$12,810	$14,977	$14,977
Securities	57,468	57,468	60,129	60,129
Loans, net	429,642	428,981	436,129	434,457
Loans held for sale	927	927	210	210
Accrued interest receivable	1,672	1,672	1,710	1,710

Financial Liabilities
Deposits	$453,123	$431,374	$463,886	$421,115
Other borrowings	20,128	20,494	20,186	20,527
Company obligated mandatorily redeemable capital securities	9,279	9,570	9,279	9,784
Accrued interest payable	636	636	824	824

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

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2010 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2009. The results of operations for the three and nine month periods ended September 30, 2010 may not be indicative of the results to be achieved for the year.

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

The Bank provides loan, deposit, investment, trust and asset management and other products and services in the northern Shenandoah Valley region of Virginia. Loan products and services include personal loans, residential mortgages, home equity loans and commercial loans. Deposit products and services include checking, savings, NOW accounts, money market accounts, IRA accounts, certificates of deposit and cash management accounts. The Bank offers other services, including internet banking, mobile banking, remote deposit capture and other traditional banking services.

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

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by factors that include loan growth, asset quality, net charge-offs and economic conditions. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the nine month period ended September 30, 2010 was salaries and employee benefits, comprising 50% of noninterest expenses, followed by occupancy and equipment expense, comprising 16% of noninterest expenses.

Quarterly Performance

Third quarter 2010 net income was $124 thousand lower than the same quarter of 2009:

•	Provision for loan losses was $806 thousand or 205% higher

•	Net interest income was $402 thousand or 8% higher

•	Noninterest income was $161 thousand or 12% higher

•	Noninterest expense was $56 thousand or 1% lower

Net income totaled $694 thousand for the quarter ended September 30, 2010 compared to $818 thousand for the same quarter in 2009. After the effective dividend on preferred stock, net income available to common shareholders was $473 thousand, or $0.16 per basic and diluted share compared to $598 thousand, or $0.20 per basic and diluted share, for the same period in 2009. The decrease in third quarter 2010 earnings compared to the same period in 2009 was primarily the result of higher provision for loan losses offset by an 8% increase in net interest income and a 12% increase in noninterest income. Noninterest expense decreased slightly when comparing the two periods. Return on assets and return on equity were 0.51% and 4.92%, respectively, for the third quarter of 2010 compared to 0.59% and 6.11% for the same quarter in 2009.

Comparing the quarter ended September 30, 2010 to the same period in 2009, net interest income increased 8% to $5.2 million. The net interest margin was 37 basis points higher and average interest-earning assets were $7.9 million lower when comparing the two periods. The net interest margin was 4.10% for the third quarter of 2010, compared to 3.73% for the same period in 2009. The improvement in the margin resulted from lower funding costs.

The provision for loan losses totaled $1.2 million in the third quarter of 2010 compared to $394 thousand for the same period in 2009. The higher provision was primarily attributable to allocating specific reserves on impaired loans during the quarter. The Company has focused on actively identifying and reserving for troubled loans. Net charge-offs were $240 thousand for both the third quarter of 2010 and for the same period in 2009. The allowance for loan losses totaled $8.6 million or 1.96% of total loans at September 30, 2010, compared to $7.2 million or 1.60% of total loans at September 30, 2009. Management regularly evaluates the loan portfolio, economic conditions and other factors to determine an appropriate allowance for loan losses. As a result of those evaluations, management believes the allowance for loan losses was adequate at September 30, 2010.

Noninterest income increased 12% to $1.5 million for the third quarter of 2010 compared to $1.4 million for the same quarter of 2009. The increase in noninterest income resulted primarily from higher trust and investment advisory fees and ATM and check card fees. Noninterest expense decreased 1% to $4.5 million for the third quarter of 2010 compared to $4.6 million for the same quarter of 2009.

Year-to-Date Performance

Net income was $1.4 million higher than the previous year:

•	Net interest income was $1.8 million or 13% higher

•	Provision for loan losses was $557 thousand or 27% higher

•	Noninterest expense was $506 thousand or 4% lower

•	Noninterest income was $335 thousand or 8% or higher

For the nine months ended September 30, 2010, net income was $2.5 million compared to $1.1 million for the same period in 2009. After the effective dividend on preferred stock, net income available to common shareholders was $1.8 million, or $0.61 per basic and diluted share, compared to $608 thousand, or $0.21 per basic and diluted share, for the same period in 2009. The increase in earnings for the nine months ended September 30, 2010 was primarily the result of a 13% increase in net interest income and a 4% decrease in noninterest expense. Return on assets was 0.60% for the nine months ended September 30, 2010 compared to 0.27% for the same period in 2009, and return on equity was 5.91% for the nine months ended September 30, 2010 compared to 2.97% for the same period in 2009.

Net interest income increased 13% to $15.2 million for the nine months ended September 30, 2010 compared to $13.4 million for the same period in 2009. The net interest margin was 52 basis points higher while average interest-earning assets were $7.9 million lower when comparing the two periods. The net interest margin was 4.07% for the nine months ended September 30, 2010, compared to 3.55% for the same period in 2009.

The provision for loan losses was higher during the nine months ended September 30, 2010 and 2009, when compared to previous years. During 2010, the provision for loan losses totaled $2.6 million, which was a result of higher net charge-offs and allocating specific reserves on impaired loans. Net charge-offs were $1.1 million for the first nine months of 2010 compared to $523 thousand for the same period in 2009. During 2009, the provision for loan losses totaled $2.1 million, which resulted from unfavorable economic conditions, declines in collateral values and specific reserves on impaired loans.

Noninterest income increased 8% to $4.3 million for the nine months ended September 30, 2010 from $4.0 million for the same period in 2009. This increase was attributable to more overdraft and ATM and check card fee income. Noninterest expense decreased 4% to $13.5 million for the nine months ended September 30, 2010, compared to $14.0 million for the same period in 2009. The decrease in noninterest expense was primarily the result of lower provision for other real estate owned. The provision for other real estate owned totaled $151 thousand for the nine months ended September 30, 2010 compared to $818 thousand for the same period in 2009.

Management Outlook

The Company expects no significant change in net interest income, noninterest income and noninterest expense for the remainder of 2010 and for 2011. Earning asset balances and the net interest margin are expected to remain stable. Based on anticipated economic conditions, the Company does not expect significant deposit growth or loan demand. The higher net interest margin has been primarily the result of lower funding costs. The Company does not expect funding costs to increase significantly. In the June 30, 2010 Form 10-Q, management reported uncertainty about the impact of overdraft protection legislation on noninterest income. The legislation, which was effective after August 15, 2010, did not have a significant impact on overdraft income during the last half of the third quarter of 2010. As a result, it does not appear that a considerable change in noninterest income will occur for the remainder of 2010 and for 2011. The Company plans to contain noninterest expense as part of its efforts to improve profitability.

The amount of provision for loan losses and provision for other real estate owned for future periods will be influenced by factors including net charge-offs, collateral values, economic conditions and the regulatory environment. In addition, changes in collateral values could potentially impact gains and losses on the sale of other real estate owned.

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

Reconciliation of Net Interest Income to

Tax-Equivalent Net Interest Income

(in thousands)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
GAAP measures:
Interest income - loans	$6,239	$6,239	$18,728	$18,374
Interest income - investments and other	551	710	1,770	2,041
Interest expense - deposits	1,397	1,844	4,574	5,953
Interest expense - other borrowings	104	192	356	628
Interest expense - other	113	139	341	396

Total net interest income	$5,176	$4,774	$15,227	$13,438

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$13	$10	$33	$31
Tax benefit realized on non-taxable interest income - municipal securities	69	76	216	221

Total tax benefit realized on non-taxable interest income	$82	$86	$249	$252

Total tax-equivalent net interest income	$5,258	$4,860	$15,476	$13,690

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At September 30, 2010, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $65.9 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At September 30, 2010 and December 31, 2009, commercial loans not secured by real estate totaled $37.0 million or 8% of total loans and $48.7 million, or 11% of total loans, respectively.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At September 30, 2010, commercial real estate loans totaled $208.2 million or 48% of the Bank’s total loans, as compared to $201.3 million, or 45%, at December 31, 2009. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. The valuation of commercial real estate collateral is provided by independent fee appraisers who have been approved by the Board Loan Committee. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and carefully evaluates the location and environmental condition of the real estate collateral. To further mitigate risk, the Company monitors loan concentrations within the commercial real estate portfolio, including hotel loans, which totaled $41.7 million, or 10%, of the Bank’s total loans at September 30, 2010 compared to $42.9 million, or 10%, of total loans at December 31, 2009.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at September 30, 2010 and December 31, 2009, were $54.2 million, or 12% of total loans, and $55.1 million, or 12% of total loans, respectively. The majority of these loans have an average life of approximately one year and re-price monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

Residential Real Estate Lending

Residential lending activity may be generated by Bank loan officer solicitations, referrals by real estate professionals, and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Board Loan Committee. Typically, the Bank originates all fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At September 30, 2010, $120.9 million, or 28%, of total loans consisted of residential real estate loans as compared to $118.7 million, or 27%, at December 31, 2009.

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

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans and installment and demand loans. At September 30, 2010, consumer loans, including deposit overdraft balances, were $13.6 million, or 3% of total loans, as compared to $13.8 million, or 3% of total loans, at December 31, 2009. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

Net income totaled $694 thousand for the quarter ended September 30, 2010. After the effective dividend on preferred stock, net income available to common shareholders was $473 thousand, or $0.16 per basic and diluted share compared to $598 thousand, or $0.20 per basic and diluted share, for the same period in 2009. The decrease in third quarter 2010 earnings compared to the same period in 2009 was primarily the result of higher provision for loan losses offset by an 8% increase in net interest income and a 12% increase in noninterest income. Noninterest expense decreased slightly when comparing the two periods. Return on assets and return on equity were 0.51% and 4.92%, respectively, for the third quarter of 2010, compared to 0.59% and 6.11% for the same quarter in 2009.

Net Interest Income

Comparing the quarter ended September 30, 2010 to the same quarter in 2009, net interest income increased 8% to $5.2 million compared to $4.8 million for the same period in 2009. This resulted from a 37 basis point increase in the net interest margin and a $7.9 million decrease in average interest-earning assets when comparing the two periods. The net interest margin was 4.10% for the third quarter of 2010, compared to 3.73% for the same period in 2009. The margin improved primarily as a result of a decline in the cost of funding earning assets. The decline in the cost of funding earning assets was the result of a favorable change in the funding mix and lower cost of time deposits.

Net interest income increased 13% to $15.2 million for the nine months ended September 30, 2010, compared to $13.4 million for the same period in 2009. The net interest margin was 52 basis points higher while average interest-earning assets were $7.9 million lower when comparing the two periods. The net interest margin was 4.07% for the nine months ended September 30, 2010, compared to 3.55% for the same period in 2009. The higher margin was primarily the result of a decline in the cost of funding earning assets. The decline in the cost of funding earning assets was the result of a favorable change in the funding mix and lower cost of time deposits.

The Company expects no significant change in net interest income for the remainder of 2010 and for 2011. Earning asset balances and the net interest margin are expected to remain stable.

Provision for Loan Losses

The provision for loan losses totaled $1.2 million in the third quarter of 2010 compared to $394 thousand for the same period in 2009. The higher provision was primarily attributable to allocating specific reserves on impaired loans during the quarter. The Company has focused on actively identifying and reserving for troubled loans. Net charge-offs were $240 thousand for both the third quarter of 2010 and for the same period in 2009. The allowance for loan losses totaled $8.6 million or 1.96% of total loans at September 30, 2010, compared to $7.2 million or 1.60% of total loans at September 30, 2009. Management regularly evaluates the loan portfolio, economic conditions and other factors to determine an appropriate allowance for loan losses. As a result of those evaluations, management believes the allowance for loan losses was adequate at September 30, 2010.

The amount of provision for loan losses for future periods will be influenced by factors including net charge-offs, collateral values, economic conditions and the regulatory environment.

Noninterest Income

Noninterest income increased $161 thousand, or 12%, in the third quarter of 2010 to $1.5 million compared to $1.4 million for the third quarter of 2009. Trust and investment advisory fees increased $67 thousand, or 25%, to $330 thousand for the third quarter of 2010 compared to $263 thousand for the same quarter of 2009. In addition, ATM and check card fees increased $66 thousand, or 21%, to $378 thousand for the third quarter of 2010, compared to $312 thousand for the same period in 2009. This was related to an increase in ATM and check card transactions during the quarter.

Noninterest income increased 8% to $4.3 million for the nine months ended September 30, 2010 from $4.0 million for the same period in 2009. This increase was attributable to a 6% increase in service charges on deposit accounts, primarily from more overdraft fee income, and a 19% increase in ATM and check card fee income from increased transactions.

In the June 30, 2010 Form 10-Q, management reported uncertainty about the impact of overdraft protection legislation on noninterest income. The legislation, which was effective after August 15, 2010, did not have a significant impact on overdraft income during the last half of the third quarter of 2010. As a result, it does not appear that a considerable change in noninterest income will occur for the remainder of 2010 and for 2011.

Noninterest Expense

Noninterest expense decreased $56 thousand, or 1%, to $4.5 million for the third quarter of 2010 compared to $4.6 million for the same period in 2009.

Noninterest expense decreased 4% to $13.5 million for the nine months ended September 30, 2010, compared to $14.0 million for the same period in 2009. The decrease in noninterest expense was primarily the result of lower provisions for other real estate owned during the first nine months of 2010. The provision for other real estate owned totaled $151 thousand for the nine months ended September 30, 2010 compared to $818 thousand for the same period in 2009.

The Company expects no significant change in noninterest expense, excluding provision for other real estate owned, for the remainder of 2010 and for 2011. The Company plans to contain noninterest expense as part of its efforts to improve profitability. The amount of provision for other real estate owned for future periods will be influenced by factors including collateral values and economic conditions.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and nine month periods ended September 30, 2010 and 2009. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Financial Condition

General

Total assets were $541.5 million at September 30, 2010 compared to $552.7 million at December 31, 2009. The Company’s trust and investment advisory group had assets under management of $193.3 million at September 30, 2010 compared to $194.9 million at December 31, 2009. Assets managed by the trust and investment advisory group are not held on the Company’s balance sheet.

The Company does not expect significant balance sheet growth during the remainder of 2010 and for 2011 based on current and anticipated economic conditions. It is believed that the contraction of the housing market, rising unemployment rates and other factors will limit the ability to increase loan and deposit balances.

Loans

The Bank is an active lender with a loan portfolio that includes commercial and residential real estate loans, commercial loans, consumer loans, construction loans and home equity loans. The Bank’s lending activity is concentrated on individuals, small and medium-sized businesses, local governmental and non-profit entities in its market area. As a provider of community-oriented financial services, the Bank does not attempt to diversify its loan portfolio by undertaking significant lending activity outside its market area. Loans, net of the allowance for loan losses, were $429.6 million and $436.1 at September 30, 2010 and December 31, 2009, respectively. The decrease in loans was primarily a result of a continued decrease in loan demand during 2010.

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $383.3 million, or 87% of total loans at September 30, 2010 and $375.0 million, or 85% of total loans at December 31, 2009. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is influenced by local economic conditions.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $41.7 million at September 30, 2010, representing 74% of total equity and 10% of total loans. At December 31, 2009, this concentration totaled $42.9 million representing 78% of total shareholders’ equity and 10% of total loans. These loans are included in other real estate loans in the table found in Note 3 of the notes to consolidated financial statements of this Form 10-Q. The Company experienced no loan losses related to this concentration of credit risk during the nine month period ended September 30, 2010 and the year ended December 31, 2009. The Company analyzes this concentration by performing interest rate and vacancy rate stress tests on a quarterly basis.

Asset Quality

Management classifies as nonperforming assets non-accrual loans, repossessed assets and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $6.6 million in OREO, net of the valuation allowance, at September 30, 2010 and $6.3 million at December 31, 2009.

Nonperforming assets were $15.5 million at September 30, 2010, $14.5 million at December 31, 2009 and $16.3 million at September 30, 2009, representing 2.86%, 2.63% and 2.96% of total assets, respectively. Nonperforming assets included $8.8 million in nonaccrual loans, $6.6 million in OREO, net of the valuation allowance, and $30 thousand in repossessed assets at September 30, 2010.

Nonperforming assets were 5% lower compared to one year ago and, at September 30, 2010, consisted of 56% related to residential development loans, 39% related to commercial real estate loans and 5% related to residential real estate loans. Nonperforming assets could increase due to other potential problem loans identified by management. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. At September 30, 2010, other potential problem loans totaled $73.3 million, of which $55.0 million are currently performing and are generally considered well-secured. Other potential problem loans totaled $36.8 million at December 31, 2009. The increase in other potential problem loans during 2010 was due to management’s decision to downgrade certain loans. These loans were primarily downgraded because of declining trends in the borrowers’ financial condition. The amount of other potential problem loans in future periods will be dependent on economic conditions.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $8.6 million at September 30, 2010 and $7.1 million at December 31, 2009, representing 1.96% and 1.60% of total loans, respectively.

Impaired loans totaled $28.6 million and $8.1 million at September 30, 2010 and December 31, 2009, respectively. The related allowance for loan losses provided for these loans totaled $2.5 million and $1.5 million at September 30, 2010 and December 31, 2009, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2010 and the year ended December 31, 2009 was $18.0 million and $11.2 million, respectively. Included in the impaired loans total at September 30, 2010 are loans classified as troubled debt restructurings (TDRs) totaling $10.1 million. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. TDRs totaled 2.30% of the loan portfolio and consisted mainly of commercial real estate loans that are currently performing under the restructured terms. TDRs are not considered nonperforming assets.

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

Securities

Securities at September 30, 2010 were $57.5 million, a decrease of $2.6 million, or 4%, from $60.1 million at December 31, 2009. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of September 30, 2010, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits were $453.1 million at September 30, 2010, a decrease of 2% from $463.9 million at December 31, 2009. Time deposits, which include brokered deposits, decreased $27.9 million or 12% during the first nine months of 2010 to $208.8 million compared to $236.7 million at December 31, 2009. The Company was successful in its initiative to increase savings and interest-bearing demand deposits during the first nine months of 2010. As a result, the Company was not aggressive in time deposit pricing which led to the decline in time deposit balances during the nine months ended September 30, 2010. Savings and interest-bearing demand deposits increased $18.3 million or 13% to $164.4 million at September 30, 2010 compared to $146.1 million at December 31, 2009. Non-interest bearing demand deposits decreased slightly to $80.0 million during the first nine months of 2010 from $81.1 million at December 31, 2009.

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

At September 30, 2010, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $159.9 million. At September 30, 2010, 33% or $146.7 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $128.0 million at September 30, 2010, which included $82.8 million available from FHLB, $40.0 million of unsecured federal funds lines of credit with other correspondent banks and $5.2 million available through the Federal Reserve Discount Window. During the first nine months of 2010, other borrowing activity included repayment of two fixed rate advances from FHLB totaling $10.0 million and borrowing two adjustable rate advances from FHLB totaling $10.0 million. The Bank also borrowed and repaid Daily Rate Credit advances as an alternative to purchasing federal funds.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 15.32% at September 30, 2010 and a ratio of Tier 1 capital to risk-weighted assets of 14.06%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

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

Commitments to extend credit, which amounted to $55.8 million at September 30, 2010, and $46.2 million at December 31, 2009, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At September 30, 2010 and December 31, 2009, the Bank had $8.8 million and $6.0 million in outstanding standby letters of credit, respectively.

At September 30, 2010, the Company had entered into locked-rate commitments to originate mortgage loans amounting to $1.3 million. At December 31, 2009, the Company had no locked-rate commitments. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.” This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.” This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

FIRST NATIONAL CORPORATION

(Registrant)

/s/ Harry S. Smith	November 15, 2010
Harry S. Smith	Date
President and Chief Executive Officer

/s/ M. Shane Bell	November 15, 2010
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350