Form 10-K
period 2010-12-31
FIRST NATIONAL CORP /VA/
filed 2011-03-24
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2010 was $32,464,468.

The number of outstanding shares of common stock as of March 23, 2011 was 2,948,901.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2011 Annual Meeting of Shareholders – Part III

Part I

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the Company may be adversely affected by economic conditions in the market area;

•	risks inherent in the loan portfolio such as repayment risks, fluctuating collateral values and concentrations;

•	the adequacy of the allowance for loan losses related to changes in general economic and business conditions in the market area;

•	successful management of credit risk including certain concentrations in loans secured by real estate or to certain industry;

•	the adequacy of the valuation allowance for other real estate owned related to changes in economic conditions and local real estate activity;

•

the reliance on secondary sources, such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet liquidity needs;

•	the ability to raise capital as needed;

•	the successful management of interest rate risk;

•	potential impact on the Company of legislation;

•	difficult market conditions in the Company’s industry; and

•	other factors identified in Item 1A, “Risk Factors”, below.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results.

Item 1. Business

General

First National Corporation is the bank holding company of:

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

The Bank provides loan, deposit, investment, trust and asset management and other products and services in the northern Shenandoah Valley region of Virginia. Loan products and services include personal loans, residential mortgages, home equity loans and commercial loans. Deposit products and services include checking, savings, NOW accounts, money market accounts, IRA accounts, certificates of deposit, and cash management accounts. The Bank offers other services, including internet banking, mobile banking, remote deposit capture and other traditional banking services.

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

Competition

The Company competes with other community banks, large financial institutions, savings banks, consumer finance companies, insurance companies, credit unions, internet-based banks and money market mutual funds. Competition has increased from out-of-state banks through their acquisition of Virginia-based banks and branches and from other financial institutions through use of internet banking.

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

Factors affecting the competition for loans and deposits are interest rates and terms offered, the number and location of branches and types of products offered, as well as the reputation of the institution. Advantages the Company has over the competition include long-term customer relationships, a commitment to excellent customer service, dedicated and loyal employees, local management and directors, and the support and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-sized businesses and local governmental entities within its communities. According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2010, the Bank was ranked first in Shenandoah County with $212.3 million in deposits, representing 28% of the total deposit market; third in Warren County with $64.8 million or 13% of the market; fourth in Frederick County with $67.9 million or 14% of the market; and sixth in the City of Winchester with $97.2 million or 7% of the market. The Bank was ranked third overall in its market area with 14% of the total deposit market.

No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.

Employees

At December 31, 2010, the Company and the Bank employed a total of 155 full-time equivalent employees. The Company considers relations with its employees to be excellent.

SUPERVISION AND REGULATION

General

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve System. As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions and the Federal Reserve. Other federal and state laws, including various consumer and compliance laws, govern the activities of the Bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower. Laws and regulations administered by the regulatory agencies also affect corporate practices, including business practices related to payment and charging of interest, documentation and disclosures, and affect the ability to open and close offices or purchase other entities.

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

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank or bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.

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

In sum, the capital measures used by the federal banking regulators are:

•	the Total Capital ratio, which includes Tier 1 Capital and Tier 2 Capital;

•	the Tier 1 Capital ratio; and

•	the leverage ratio.

Under these regulations, a bank will be:

•

“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•

“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater – or 3% in certain circumstances – and is not well capitalized;

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

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

The FDIC and the Federal Reserve may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Company and the Bank presently maintain sufficient capital to remain in compliance with these capital requirements.

On March 13, 2009, the Company received an investment in the Company’s preferred stock totaling $13.9 million from the Company’s participation in the Troubled Asset Relief Program (TARP) Capital Purchase Program (Capital Purchase Program) under the Emergency Economic Stabilization Act of 2008 (EESA).

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements. Under the Collins Amendment to the Dodd-Frank Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements cannot be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010. These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. The Collins Amendment did not exclude preferred stock issued to the U.S. Treasury through the Capital purchase Program from Tier 1 capital treatment. Accordingly, the Company’s trust preferred securities and preferred stock issued to the U.S. Treasury through the Capital Purchase Program will continue to qualify as Tier 1 capital.

Dividends

The Company is a legal entity separate and distinct from its banking and other subsidiaries. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the Federal Reserve has issued guidelines that bank holding companies should inform and consult with the Federal Reserve in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. During the year ended December 31, 2010, the Bank transferred $2.6 million in dividends to the Company. The net loss available to common shareholders totaled $4.5 million for the year ended December 31, 2010 compared to common dividends paid to shareholders totaling $1.6 million during the same period. As a result, the Bank could not transfer funds to the Company without prior regulatory approval at December 31, 2010. The Bank received approval in February 2011 for a dividend declaration totaling $550 thousand from the Bank to the Company.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In connection with the Company’s participation in the Capital Purchase Program established by the U.S. Department of the Treasury (the Treasury) under the EESA, the Company issued preferred stock to the Treasury on March 13, 2009. The Preferred Stock is in a superior ownership position compared to common stock. Dividends must be paid to the preferred stock holder before they can be paid to the common shareholders. In addition, prior to March 13, 2012, unless the Company has redeemed the Preferred Stock or the Treasury has transferred the Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the purchase agreement with the Treasury. If the dividends on the Preferred Stock have not been paid for an aggregate of six (6) quarterly dividend periods or more, whether or not consecutive, the Company’s authorized number of directors will be automatically increased by two (2) and the holders of the Preferred Stock will have the right to elect those directors at the Company’s next annual meeting or at a special meeting called for that purpose; these two directors will be elected annually and will serve until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full.

Deposit Insurance and Assessments

The deposits of the Bank are insured by an insurance fund administered by the FDIC, in general up to a maximum of $250,000 per insured account. Under federal banking regulations, insured banks are required to pay quarterly assessments to the FDIC for deposit insurance. The FDIC’s risk based assessment system requires members to pay varying assessment rates depending on the level of the institution’s capital and the degree of supervisory concern over the institution. As a result of the Federal Deposit Insurance Reform Act of 2005 (FDIRA), signed into law February 8, 2006, the FDIC assessment is now separated into two parts. The first part is the FDIC Insurance, and the second part is the assessment for the Financing Corporation (FICO).

Pursuant to the Dodd-Frank Act, the maximum deposit insurance amount was permanently increased from $100,000 to $250,000. In addition, the FDIC will provide temporary unlimited coverage on all noninterest-bearing transaction accounts through December 31, 2012.

In an effort to restore capitalization levels and to ensure the Deposit Insurance Fund (DIF) will adequately cover projected losses from future bank failures, the FDIC, on February 27, 2009, issued a final rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. The risk-based premium system provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus six financial ratios. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and their initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates or 22, 32 and 50 basis points, respectively. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt.

In addition, all FDIC-insured institutions are required to pay assessment to the FDIC to fund interest payments on bonds issued by FICO, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund (SAIF). The FICO assessments rates are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations. These assessments will continue until the FICO bonds mature in 2017.

In November 2010, the FDIC issued a notice of proposed rulemaking to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. This proposal was made final on February 7, 2011. Under the final rule, effective April 1, 2011, the initial base assessment rate will range from 5 to 35 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for certain long-term unsecured debt and (ii) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits. As the DIF reserve ratio grows, the rate schedule will be adjusted downward. The Company cannot provide any assurance as to the effect of any proposed change in its deposit insurance premium rate, should such a change occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.

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

Capital Purchase Program Regulations

As a result of the Company’s participation in the TARP Capital Purchase Program (CPP), it is subject to certain provisions under EESA. On February 10, 2009, the Treasury announced the Financial Stability Plan under the EESA (the Financial Stability Plan) which was intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors. On February 18, 2009, President Obama signed the American Reinvestment and Recovery Act of 2009 (ARRA), a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions.

On June 10, 2009, under the authority granted to it under ARRA and EESA, the Treasury issued an interim final rule under Section 111 of EESA, as amended by ARRA, regarding compensation and corporate governance restrictions that would be imposed on CPP recipients, effective June 15, 2009. As a CPP recipient with currently outstanding CPP obligations, the Company is subject to the compensation and corporate governance restrictions and requirements set forth in the interim final rule, which, among other things: (1) prohibit the Company from paying or accruing bonuses, retention awards or incentive compensation, except for certain long-term stock awards, to the Company’s most highly compensated employee; (2) prohibit us from making severance payments to any of the senior executive officers or next five most highly compensated employees; (3) require the Company to conduct semi-annual risk assessments to assure that compensation arrangements do not encourage “unnecessary and excessive risks” or the manipulation of earnings to increase compensation; (4) require the Company to recoup or “clawback” any bonus, retention award or incentive compensation paid by the Company to a senior executive officer or any of the next 20 most highly compensated employees, if the payment was based on financial statements or other performance criteria that are later found to be materially inaccurate; (5) prohibit the Company from providing tax gross-ups to any of the senior executive officers or next 20 most highly compensated employees; (6) require the Company to provide enhanced disclosure of perquisites, and the use and role of compensation consultants; (7) require the Company to adopt a corporate policy on luxury and excessive expenditures; (8) require the chief executive officer and chief financial officer to provide periodic certifications about compensation practices and compliance with the interim final rule; (9) require the Company to provide enhanced disclosure of the relationship between the Company’s compensation plans and the risk posed by those plans; and (10) require the Company to provide an annual non-binding shareholder vote, or “say-on-pay” proposal, to approve the compensation of our executives, consistent with regulations promulgated by the Securities and Exchange Commission (SEC). On January 12, 2010, the SEC adopted final regulations setting forth the parameters for such say-on-pay proposals for public company CPP participants.

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

Evolving Legislation

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•	Restrict the preemption of state law by federal law.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

•	Require bank holding companies and banks to be well-capitalized and well-managed in order to acquire banks located outside their home state.

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF and increase the floor of the size of the DIF.

•

Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders that apply to all public companies, not just financial institutions.

•

Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Amend the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Increase the authority of the Federal Reserve to examine the Company and its non-bank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry in general. In the future, management expects that legislative changes will continue to be introduced from time to time in Congress. This legislation may change banking statutes and the Company’s operating environment in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations could have on the business, results of operations or financial condition of the Company or its subsidiaries.

Consumer Protection Regulations

Retail activities of banks are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates.

Loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act and Regulation Z issued by the Federal Reserve Board, governing disclosures of credit terms to consumer borrowers;

•

the Home Mortgage Disclosure Act and Regulation C issued by the Federal Reserve Board, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act and Regulation B issued by the Federal Reserve Board, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act and Regulation V issued by the Federal Reserve Board, governing the use and provision of information to consumer reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the guidance of the various federal agencies charged with the responsibility of implementing such federal laws.

Deposit operations are also subject to:

•	the Truth in Savings Act and Regulation DD issued by the Federal Reserve Board, which requires disclosure of deposit terms to consumers;

•	Regulation CC issued by the Federal Reserve Board, which relates to the availability of deposit funds to consumers;

•

the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•

the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

The Federal Reserve and FDIC have recently enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions. In November 2009, the Federal Reserve amended its Regulation E to prohibit financial institutions, including the Bank, from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Regulation E amendments also require financial institutions to provide consumers with a notice that explains the financial institution’s overdraft services, including the fees associated with the service and the consumer’s choices. The amendments to Regulation E became effective on August 1, 2010.

Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. We cannot predict the effect that being regulated by a new, additional regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on the Company’s businesses. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect the Company’s business, financial condition or results of operations.

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

The Company is headquartered in the northern Shenandoah Valley region of Virginia. Because our lending is concentrated in this market, the Company is affected by the general economic conditions in the region. Changes in the economy may influence the growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A continued decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would further impact these local economic conditions and the demand for banking products and services generally, which could negatively affect the Company’s performance and financial condition.

Deteriorating credit quality, particularly in real estate loans, has adversely impacted the Company and may continue to adversely impact the Company.

During 2008 the Company began to experience a downturn in the overall credit performance of the loan portfolio, as well as acceleration in the deterioration of general economic conditions. This deterioration, including a significant increase in national and regional unemployment levels, is negatively impacting some borrowers’ ability to repay. During the year ended December 31, 2008, these conditions resulted in a $13.9 million increase in nonperforming assets and loans over 90 days past due. At December 31, 2010 and 2009, nonperforming assets and loans over 90 days past due remained at elevated levels, totaling $15.4 million and $14.8 million, respectively. The allowance for loan losses increased $8.9 million to $16.0 million at December 31, 2010, compared to $7.1 million at December 31, 2009. The allowance increased $1.4 million during the year ended December 31, 2009. Additional increases in loan loss reserves may be necessary in the future. Continued deterioration in the quality of the loan portfolio can have a material adverse effect on earnings, liquidity and capital.

If the Bank’s allowance for loan losses becomes inadequate, results of operations may be adversely affected.

The Bank maintains an allowance for loan losses that it believes is a reasonable estimate of known and inherent losses in the loan portfolio. Through a quarterly review of the loan portfolio, management determines the amount of the allowance for loan losses by considering economic conditions, credit quality of the loan portfolio, collateral supporting the loans, performance of customers relative to their financial obligations and the quality of the Bank’s loan administration. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these losses may exceed current estimates. Although the Company believes the allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio, such losses and the adequacy of the allowance for loan losses cannot be fully predicted. Excessive loan losses could have a material impact on financial performance through additions to the allowance for loan losses.

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

The Bank offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. The majority of the loans are secured by real estate (both residential and commercial) in the market area. At December 31, 2010, these loans totaled $381.5 million, or 88%, of total loans. The Bank has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $41.6 million at December 31, 2010, representing 86% of total equity and 10% of total loans. A major change in the real estate market, such as further deterioration in the value of this collateral, or in the local or national economy, could adversely affect customers’ ability to pay these loans, which in turn could impact the Bank. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and the Bank tries to limit exposure to this risk by monitoring extensions of credit carefully. The Bank cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

The Bank will realize additional future losses if our levels of nonperforming assets do not moderate and if the proceeds we receive upon liquidation of assets are less than the carrying value of such assets.

The Company expects to focus on reducing nonperforming asset levels during 2011 by selling other real estate owned (OREO) and restructuring its problem loans and potential problem loans. The actual volume of future distressed asset sales could increase based on regulatory directives, the level of migration of performing loans to problem loan status, as well as opportunities to sell such assets, thus resulting in higher credit costs. The continuing weakness in the residential and commercial real estate markets may negatively impact the ability to dispose of distressed assets, and may result in higher credit losses on sales of distressed assets. Nonperforming assets are recorded on the financial statements at the estimated fair value, which considers management’s plans for disposition. The Company will realize additional future losses if the proceeds received upon dispositions of assets are less than the recorded carrying value of such assets. If market conditions continue to decline, the magnitude of losses realized upon the disposition of nonperforming assets may increase, which could materially adversely affect the Company’s business, financial condition and results of operations.

If the Bank’s valuation allowance on OREO becomes inadequate, results of operations may be adversely affected.

The Bank maintains a valuation allowance that it believes is a reasonable estimate of known losses in OREO. The Bank obtains appraisals on all OREO properties on an annual basis and adjusts the valuation allowance accordingly. The carrying value of OREO is susceptible to changes in economic and real estate market conditions. Although the Company believes the valuation allowance is a reasonable estimate of known losses, such losses and the adequacy of the allowance cannot be fully predicted. Excessive declines in market values could have a material impact on financial performance.

The Company relies on secondary sources, such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet liquidity needs.

In managing the Company’s consolidated balance sheet, the Company depends on secondary sources to provide sufficient liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of clients. Other sources of funding available to us, and upon which we rely as regular components of our liquidity risk management strategy, include federal funds lines of credit, sales of securities and loans, brokered deposits and borrowings from the Federal Home Loan Bank system. Any occurrence that may limit our access to these sources, such as a decline in the confidence of debt purchasers, or our depositors or counterparties, may adversely affect the Company’s liquidity.

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

The Company may incur losses if it is unable to successfully manage interest rate risk.

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

Many government programs were enacted in 2008 in response to the financial crisis and the recession. In 2009 and 2010, these programs slowed and global regulatory and legislative focus has generally moved to a second phase of broader reform and a restructuring of financial institution regulation. Emergency programs that are winding down include TARP, which Treasury extended until October 3, 2010 in order to retain an adequate financial stability reserve if financial conditions worsen and threaten the economy. Also, the Debt Guarantee Program expired on October 31, 2009, with the guarantee period on such debt expiring on December 31, 2012. The Transaction Account Guarantee portion of the program, which guarantees non-interest bearing bank transaction accounts on an unlimited basis was extended until December 31, 2010 and recent amendments to the Federal Deposit Insurance Act provide full deposit insurance coverage for noninterest-bearing transaction accounts and Interest on Lawyer Trust Accounts or IOLTAs beginning December 31, 2010, for a two-year period. In addition, the Federal Reserve has begun to sell off its portfolio of mortgage-backed securities, which it previously purchased in order to stabilize the residential mortgage market. We cannot predict the effect that the wind-down of these various governmental programs will have on current financial market conditions, or on our business, financial condition, results of operations, access to credit and the trading price of our common stock.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which will substantially change the legal and regulatory framework under which the Company operates over the next several years. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies. Among the provisions that may affect the operations of the Bank or the Company are the following:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•	Restrict the preemption of state law by federal law.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

•	Require bank holding companies and banks to be well-capitalized and well-managed in order to acquire banks located outside their home state.

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF and increase the floor of the size of the DIF.

•

Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders that apply to all public companies, not just financial institutions.

•

Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Amend the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Increase the authority of the Federal Reserve to examine the Company and its non-bank subsidiaries.

Some of these and other major changes could materially impact the profitability of the Company’s business, the value of assets held or the collateral available for loans, require changes to business practices or force the Company to discontinue businesses and expose it to additional costs, taxes, liabilities, enforcement actions and reputational risk. Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others are subject to further study, rulemaking, and the discretion of regulatory bodies. The Company cannot predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on the Company’s business or its ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect the Company’s business, financial condition or results of operations.

Increases in FDIC insurance premiums could adversely affect the Company’s profitability.

The Dodd-Frank Act directs the FDIC to amend its regulations to re-define the method of calculation of an insured depository institution’s insurance fund assessment. The Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the Federal Deposit Insurance Act. The FDIC has issued final rules outlining this new insurance assessment methodology, which will impact the amount of the Bank’s insurance assessment. In addition, the FDIC may make additional changes to the way in which it calculates insurance premiums. We cannot predict the timing of any future changes, and if made, the effect that these changes could have on our insurance assessment.

The Company could reduce or discontinue dividends on common shares.

Holders of the Company’s common shares are only entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. In addition, under Federal Reserve regulations, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by it in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve. The net loss available to common shareholders totaled $4.5 million for the year ended December 31, 2010 compared to common dividends paid to shareholders totaling $1.6 million during the same period. As a result, the Bank could not transfer funds to the Company without prior regulatory approval. The Bank received approval of a February 2011 dividend declaration totaling $550 thousand from the Bank to the Company. Although the Company has historically declared cash dividends on common shares, it is not required to do so and may reduce or eliminate common share dividends in the future. This could adversely affect the market price of the Company’s common shares. Also, the Company’s ability to increase its dividend or to make other distributions is restricted due to participation in the Capital Purchase Program, which limits (without the consent of the Treasury) its ability to increase its dividend or to repurchase common shares for so long as any securities issued under such program remain outstanding.

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

The Company’s future operating results depend substantially upon the continued service of its executive officers and key personnel. The Company’s future operating results also depend in significant part upon its ability to attract and retain qualified management, financial, technical, marketing, sales and support personnel. Competition for qualified personnel is intense, and the Company cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for the Company to hire personnel over time. In December 2010 and January 2011, the Company lost its Executive Vice President – Loan Administration and its President and Chief Executive Officer. We do not believe that the loss of these executive officers has adversely affected operations.

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

As a result of the Company’s participation in the Capital Purchase Program (CPP), the Company may become subject to additional regulation, and the costs or effects of compliance cannot be predicted at this time.

In connection with its participation in the CPP administered under the TARP, the Company may face additional regulations and/or reporting requirements, including, but not limited to, the following:

•

Congress has the ability to impose “after-the-fact” terms and conditions on participants in the CPP. As a participant in the CPP, the Company would be subject to any such retroactive legislation. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

Rental expense for the leased locations totaled $45 thousand for the year ended December 31, 2010. The lease for the Front Royal Express property expired on April 30, 2009 with an automatic renewal option through April 30, 2013. The lease for the North Woodstock property expires on May 31, 2016, without a renewal option. The Bank plans to close the Woodstock West property on April 15, 2011 and transfer its customer accounts to the South Woodstock branch.

All of the Company’s properties are in good operating condition and are adequate for the Company’s present and future needs.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4. Removed and Reserved

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividends

Shares of the common stock of the Company are traded on the over-the-counter (OTC) market and quoted in the OTC Bulletin Board under the symbol “FXNC.” As of March 18, 2011 the Company had 667 shareholders of record and approximately 549 additional beneficial owners of shares of common stock.

Following are the high and low prices of sales of common stock known to the Company, along with the dividends that were paid quarterly in 2010 and 2009.

	Market Prices and Dividends (per share)

	Sales Price ($)		Dividends ($)
	High	Low
2010:
1st quarter	12.00	10.00	0.14
2nd quarter	17.85	11.40	0.14
3rd quarter	14.00	12.20	0.14
4th quarter	13.50	12.21	0.14
2009:
1st quarter	17.25	11.50	0.14
2nd quarter	17.25	15.00	0.14
3rd quarter	16.10	12.80	0.14
4th quarter	14.00	9.25	0.14

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

The Company is subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect its dividend policies. The Federal Reserve has indicated that a bank holding company should generally pay dividends only if its earnings for the current period are sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

The Company is a legal entity separate and distinct from its subsidiaries. Its ability to distribute cash dividends will depend primarily on the ability of the Bank to pay dividends to it, and the Bank is subject to laws and regulations that limit the amount of dividends that it can pay. As a state member bank, the Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Under Virginia law, a bank may not declare a dividend in excess of its undivided profits. Additionally, under Federal Reserve regulations, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by it in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve. The Bank received approval in February 2011 for a dividend declaration totaling $550 thousand from the Bank to the Company. The Federal Reserve and the Commonwealth of Virginia have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the Commonwealth of Virginia and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

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

Stock Repurchases

The Company did not repurchase any shares of its common stock during the fourth quarter of 2010.

Stock Performance Graph

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return on the S&P 500, NASDAQ-Total U.S. and the SNL Bank Index $500M-$1B, assuming an investment of $100 in shares of Common Stock on December 31, 2005, and the reinvestment of dividends.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
First National Corporation	100.00	101.65	86.52	64.21	41.17	54.62
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank $500M-$1B	100.00	113.73	91.14	58.40	55.62	60.72

Item 6. Selected Financial Data

The following is selected financial data for the Company for the last five years. This information has been derived from audited financial information included in Item 8 of this Form 10-K.

	Years Ended December 31, (in thousands except ratios and per share amounts)

	2010	2009	2008	2007	2006
Results of Operations
Interest and dividend income	$27,215	$27,414	$30,913	$35,501	$32,947
Interest expense	6,814	9,084	12,793	17,401	15,392
Net interest income	20,401	18,330	18,120	18,100	17,555
Provision for loan losses	11,731	2,300	1,994	398	378
Net interest income after provision for loan losses	8,670	16,030	16,126	17,702	17,177
Noninterest income	6,063	5,577	5,951	6,072	5,170
Noninterest expense	20,542	18,703	16,014	15,286	13,783
Income (loss) before income taxes	(5,809)	2,904	6,063	8,488	8,564
Income tax expense (benefit)	(2,206)	755	1,840	2,741	2,766
Net income (loss)	(3,603)	2,149	4,223	5,747	5,798
Effective dividend and accretion on preferred stock	887	704	—	—	—
Net income (loss) available to common shareholders	$(4,490)	$1,445	$4,223	$5,747	$5,798

Key Performance Ratios
Return on average assets	(0.66%)	0.39%	0.78%	1.09%	1.15%
Return on average equity	(6.52%)	4.27%	10.65%	16.52%	18.49%
Net interest margin	4.07%	3.62%	3.63%	3.71%	3.74%
Efficiency ratio(1)	66.77%	73.10%	65.37%	62.22%	59.95%
Dividend payout	(36.64%)	113.09%	38.61%	26.79%	24.65%
Equity to assets	8.90%	9.92%	7.15%	6.99%	6.17%

Per Common Share Data
Net income (loss), basic and diluted	$(1.53)	$0.49	$1.45	$1.98	$1.99
Cash dividends	0.56	0.56	0.56	0.53	0.49
Book value at period end	11.66	13.92	13.41	12.95	11.14

Financial Condition
Assets	$544,629	$552,674	$548,237	$541,565	$527,944
Loans, net	418,994	436,129	446,327	445,380	423,151
Securities	60,420	60,129	54,791	54,117	56,948
Deposits	463,500	463,886	447,493	445,142	435,044
Shareholders’ equity	48,498	54,807	39,185	37,859	32,555
Average shares outstanding, diluted	2,940	2,921	2,913	2,906	2,917

Capital Ratios
Leverage	10.54%	11.50%	9.10%	9.53%	8.76%
Risk-based capital ratios:
Tier 1 capital	12.91%	13.70%	10.52%	10.89%	10.43%
Total capital	14.18%	14.96%	11.72%	11.80%	11.34%

(1)	The efficiency ratio is computed by dividing noninterest expense excluding the provision for other real estate owned by the sum of net interest income on a tax equivalent basis and non-interest income excluding securities and premises and equipment gains and losses. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Noninterest expense excluding the provision for other real estate owned was $17,902, $17,709, $16,014, $15,286 and $13,783 for 2010, 2009, 2008, 2007 and 2006, respectively. Net interest income on a tax equivalent basis was $20,723, $18,668, $18,442, $18,391 and $17,824 for 2010, 2009, 2008, 2007 and 2006, respectively. Non-interest income excluding securities and premises and equipment gains and losses was $6,089, $5,558, $6,055, $5,812 and $5,167 for 2010, 2009, 2008, 2007 and 2006, respectively. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP.” See “Non-GAAP Financial Measures” included in Item 7 of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2010, 2009 and 2008 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

Executive Overview

The Company

First National Corporation (the Company) is the bank holding company of:

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

Products, Services, Customers and Locations

The Bank offers loan, deposit, trust and investment products and services through 11 offices, 31 ATMs and its website, www.therespowerinone.com, for both individuals and businesses. Customers include individuals, small and medium-sized businesses, governmental entities and non-profit organizations in the northern Shenandoah Valley region of Virginia.

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

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by factors that include loan growth, asset quality, net charge-offs and economic conditions. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the year ended December 31, 2010 is salaries and employee benefits, comprising 44% of noninterest expenses, followed by occupancy and equipment expense and provision for other real estate owned, each comprising 13% of expenses.

Financial Performance

For the year ended December 31, 2010, net loss totaled $3.6 million compared to net income of $2.1 million in 2009. After the effective dividend on preferred stock, net loss available to common shareholders was $4.5 million, or $1.53 per basic and diluted share compared to net income available to common shareholders of $1.4 million, or $0.49 per basic and diluted share, for the same period in 2009. The decrease in earnings was primarily the result of an $11.1 million increase in credit-related charges (provision for loan losses and provision for other real estate owned), which were partially offset by a $2.1 million increase in net interest income and a $486 thousand increase in noninterest income. Noninterest expense, excluding the provision for other real estate owned, increased $193 thousand when comparing the two periods. Return on assets and return on equity were -0.66% and -6.52%, respectively, for 2010 compared to 0.39% and 4.27% for 2009.

Net interest income increased 11% to $20.4 million for the year ended December 31, 2010, compared to $18.3 million for the same period in 2009. The net interest margin increased 45 basis points to 4.07% for 2010 compared to 3.62% for 2009 while average interest-earning assets were $6.9 million lower when comparing the two periods. The improvement in the net interest margin resulted primarily from a 49 basis point decrease in the cost of funds, driven by lower rates paid on time deposits during 2010.

The provision for loan losses totaled $11.7 million in 2010 compared to $2.3 million in 2009. The higher provision for loan losses was primarily attributable to allocating specific reserves on impaired loans. Management regularly evaluates the loan portfolio, economic conditions and other factors to determine an appropriate allowance for loan losses. As a result of continued weak economic conditions in its market area, the Company focused on aggressively identifying and reserving for problem loans in 2010. The allowance for loan losses increased to $16.0 million or 3.69% of gross loans at December 31,

2010, from $7.1 million or 1.60% of gross loans at December 31, 2009. Based on the most recent evaluation, management believes that the allowance for loan losses was raised to a level that provided prudent coverage of the risks in the loan portfolio at December 31, 2010.

Noninterest income increased 9% to $6.1 million for 2010 compared to $5.6 million for 2009. The increase resulted primarily from higher trust and investment advisory fee income and ATM and check card fee income. Noninterest expense increased 10% to $20.5 million for 2010 compared to $18.7 million for 2009. The increase in noninterest expense was primarily the result of higher provision for other real estate owned that totaled $2.6 million in 2010 compared to $994 thousand in 2009. Excluding the provision for other real estate owned, noninterest expense increased 1% when comparing the same periods.

Core operating results increased 38% to $8.6 million for 2010, up from $6.2 million for 2009. Core operating results are measured by income before taxes plus the provision for loan losses and the provision for other real estate owned. See reconciliation of “Non-GAAP Financial Measures” in this report. Revenues were 11% higher driven by a strong net interest margin and higher fee income. Expense control efforts also contributed to financial performance as noninterest expenses increased only slightly, excluding the provision for other real estate owned for both periods.

Management Outlook

The Company expects no significant change in net interest income, noninterest income or noninterest expense when compared to 2010. Average earning asset balances are expected to remain stable while the net interest margin is expected to decrease slightly from a change in the earning asset mix. Loan balances are expected to continue decreasing over the next 12 months while securities and federal funds sold balances are expected to increase. The Company is not planning for economic conditions to improve significantly in the local market, resulting in low loan demand and deposit growth.

Management believes that the allowance for loan losses has been raised to a level that provides prudent coverage of the risks in the loan portfolio, and that other real estate owned has been charged down to reflect current market conditions. However, the amount of provision for loan losses and provision for other real estate owned will be influenced by collateral values, economic conditions, among other factors. In addition, gains or losses that are generated from the sale of other real estate owned would be impacted by changes in market values.

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

	Efficiency Ratio
	(in thousands)
	2010	2009
Noninterest expense	$20,542	$18,703
Less: provision for other real estate owned	2,640	994

	$17,902	$17,709

Tax-equivalent net interest income	$20,723	$18,668
Noninterest income	6,063	5,577
Less: securities gains (losses)	(7)	10
Less: premises and equipment gains (losses)	—	9
Less: other real estate owned gains (losses)	(19)	—

	$26,812	$24,226

Efficiency ratio	66.77%	73.10%

This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2010 and 2009 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	(in thousands)
	2010	2009
GAAP measures:
Interest income - loans	$24,874	$24,691
Interest income - investments and other	2,341	2,723
Interest expense - deposits	5,903	7,753
Interest expense - other borrowings	460	824
Interest expense - other	451	507

Total net interest income	$20,401	$18,330

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$47	$41
Tax benefit realized on non-taxable interest income - municipal securities	275	297

Total tax benefit realized on non-taxable interest income	$321	$338

Total tax-equivalent net interest income	$20,723	$18,668

This report also refers to core operating results. A reconciliation of this amount, which is not a measurement under GAAP, is shown in the table below.

	Core Operating Results
	(in thousands)
	2010	2009
Net income (loss)	$(3,603)	$2,149
Add: Income tax provision (benefit)	(2,206)	755
Add: Provision for loan losses	11,731	2,300
Add: Provision for other real estate owned	2,640	994

Core operating results	$8,562	$6,198

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

The allowance consists of specific and general components. The specific allowance is used to individually allocate an allowance for impaired loans. For impaired loans, an allowance is established when the discounted cash flows (or net collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, net of selling costs, if the loan repayment is collateral dependent. The Company does not separately identify individual consumer and residential loans for impairment disclosures.

The general component covers loans that are not considered impaired and is based on historical loss experience adjusted for qualitative factors. These loans are segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, national and local economic trends, effects of the changes in the value of underlying collateral, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, concentrations of credit, quality of the loan review system and the effect of external factors such as competition and regulatory requirements. The factors assigned differ by loan type. The general allowance recognizes potential losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. For further information regarding the allowance for loan losses see Notes 1 and 4 to the Consolidated Financial Statements

Lending Policies

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

In an effort to manage risk, the Bank’s loan policy gives loan amount approval limits to individual loan officers based on their position within the Bank and level of experience. The Management Loan Committee can approve secured loans up to $1.5 million and unsecured loans up to $1.2 million. The Management Loan Committee consists of the Chief Executive Officer (CEO), Executive Vice President (EVP) – Loan Administration and the Senior Vice President (SVP) – Credit Administration. The Board Loan Committee approves all loans which exceed the authority of the Management Loan Committee. The Board Loan Committee consists of five non-management directors. The Board Loan Committee approves the Bank’s Loan Policy and reviews loans that have been charged-off. It also reviews the loan watch list, concentrations of credit and other management reports. The Board Loan Committee meets on a monthly basis and the Chairman of the Committee then reports to the Board of Directors.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At December 31, 2010, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $60.4 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At December 31, 2010, commercial loans not secured by real estate totaled $37.4 million, or 9% of the total loan portfolio, as compared to $48.7 million, or 11% at December 31, 2009.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. At December 31, 2010, commercial real estate loans aggregated $207.4 million, or 48% of the Bank’s gross loans, as compared to $201.3 million, or 45% at December 31, 2009. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. The valuation of commercial collateral is provided by independent fee appraisers who have been approved by the Board Loan Committee. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and carefully evaluates the location and environmental condition of the real estate collateral.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at December 31, 2010 and 2009 were $52.6 million, or 12% of gross loans, and $55.1 million, or 12% of gross loans, respectively. The majority of these loans have an average life of approximately one year and reprice monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, typically requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

Residential Real Estate Lending

Residential lending activity may be generated by Bank loan officer solicitations, referrals by real estate professionals and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Board Loan Committee. Typically, the Bank originates fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At December 31, 2010, $121.5 million, or 28% of the Bank’s loan portfolio consisted of one-to-four family loans secured by residential real estate, as compared to $118.7 million, or 27%, at December 31, 2009.

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

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans and installment and demand loans. At December 31, 2010, consumer loans, including deposit overdraft balances, were $12.9 million, or 3% of gross loans, as compared to $13.8 million, or 3%, at December 31, 2009. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

For the year ended December 31, 2010, net loss totaled $3.6 million. After the effective dividend and accretion on preferred stock, net loss available to common shareholders was $4.5 million, or $1.53 per basic and diluted share compared to net income of $1.4 million, or $0.49 per basic and diluted share, for the same period in 2009. The decrease in earnings was primarily the result of an $11.1 million increase in credit-related charges (provision for loan losses and provision for other real estate owned), which were partially offset by a $2.1 million increase in net interest income and a $486 thousand increase in noninterest income. Noninterest expense, excluding the provision for other real estate owned, increased $193 thousand when comparing the two periods. Return on assets was -0.66% for the year ended December 31, 2010 compared to 0.39% for the same period in 2009, and return on equity was -6.52% for the year ended December 31, 2010 compared to 4.27% for the same period in 2009.

Net Interest Income

Net interest income increased 11% to $20.4 million for the year ended December 31, 2010, compared to $18.3 million for the same period in 2009. The net interest margin was 45 basis points higher while average interest-earning assets were $6.9 million lower when comparing the periods. The net interest margin for 2010 was 4.07% compared to 3.62% for 2009. In 2009, net interest income totaled $18.3 million, a slight increase from $18.1 million for the same period in 2008.

The net interest margin was 4.07% in 2010, 3.62% in 2009 and 3.63% in 2008. Interest income as a percent of average earning assets was 5.41% in 2010, 5.38% in 2009 and 6.15% in 2008. Interest expense as a percent of average interest-bearing assets was 1.34% in 2010, 1.76% in 2009 and 2.52% in 2008. The interest rate spread was 3.73% in 2010, 3.21% in 2009 and 3.12% in 2008.

The Company expects no significant change in net interest income in 2011 when compared to 2010. Average earning asset balances are expected to remain stable while the net interest margin is expected to decrease slightly from a change in the earning asset mix. Loan balances are expected to continue decreasing over the next 12 months while securities and federal funds sold balances are expected to increase. The Company is not planning for economic conditions to improve significantly in the local market, resulting in low loan demand and deposit growth.

The following table provides information on average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2010, 2009 and 2008, as well as amounts and rates of tax equivalent interest earned and interest paid. The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components.

	Average Balances, Income and Expense, Yields and Rates
	(dollars in thousands) Years Ending December 31,

	2010			2009			2008
		Interest			Interest			Interest
Assets	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-bearing deposits in other banks	$6,273	$15	0.24%	$2,037	$1	0.02%	$2,055	$34	1.66%
Securities:
Taxable	42,678	1,722	4.04%	45,894	2,095	4.39%	39,935	2,051	5.14%
Tax-exempt (1)	13,681	819	5.99%	14,125	873	6.18%	13,469	827	6.14%
Restricted	3,338	58	1.72%	2,862	46	1.61%	3,318	133	4.00%

Total securities	59,697	2,599	4.35%	62,881	3,014	4.79%	56,722	3,011	5.31%
Loans: (2)
Taxable	439,942	24,785	5.63%	446,643	24,611	5.51%	446,520	28,051	6.28%
Tax-exempt (1)	2,145	136	6.34%	2,004	121	6.02%	2,141	128	6.01%

Total loans	442,087	24,921	5.64%	448,647	24,732	5.51%	448,661	28,179	6.28%
Federal funds sold	1,167	2	0.19%	2,582	5	0.17%	682	11	1.62%

Total earning assets	509,224	27,537	5.41%	516,147	27,752	5.38%	508,120	31,235	6.15%
Less: allowance for loan losses	(7,836)			(6,621)			(4,547)
Total nonearning assets	43,752			40,072			35,452

Total assets	$545,140			$549,598			$539,025

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$44,641	$231	0.52%	$38,206	$190	0.50%	$56,977	$778	1.37%
Money market accounts	33,788	274	0.81%	23,690	255	1.08%	16,636	304	1.83%
Savings accounts	81,394	478	0.59%	77,854	539	0.69%	87,928	1,233	1.40%
Certificates of deposit:
Less than $100,000	96,251	2,488	2.59%	104,464	3,391	3.25%	98,231	3,820	3.89%
Greater than $100,000	82,625	2,091	2.53%	78,280	2,509	3.21%	78,859	3,190	4.04%
Brokered deposits	36,294	341	0.94%	58,995	869	1.47%	28,019	974	3.48%

Total interest-bearing deposits	374,993	5,903	1.57%	381,489	7,753	2.03%	366,650	10,299	2.81%
Federal funds purchased	1,715	12	0.73%	3,692	37	1.01%	4,575	112	2.44%
Company obligated mandatorily redeemable capital securities	9,279	439	4.73%	9,279	470	5.07%	9,997	642	6.42%
Other borrowings	19,478	460	2.36%	24,683	824	3.34%	41,241	1,740	4.22%

Total interest-bearing liabilities	405,465	6,814	1.68%	419,143	9,084	2.17%	422,463	12,793	3.03%
Noninterest-bearing liabilities
Demand deposits	80,696			75,570			74,883
Other liabilities	3,737			4,574			2,019

Total liabilities	489,898			499,287			499,365
Shareholders’ equity	55,242			50,311			39,660

Total liabilities and shareholders’ equity	$545,140			$549,598			$539,025

Net interest income		$20,723			$18,668			$18,442

Interest rate spread			3.73%			3.21%			3.12%
Interest expense as a percent of average earning assets			1.34%			1.76%			2.52%
Net interest margin			4.07%			3.62%			3.63%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $322 thousand, $338 thousand and $322 thousand for 2010, 2009 and 2008, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

	Volume and Rate (in thousands) Years Ending December 31,

	2010			2009
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Interest-bearing deposits in other banks	$2	$12	$14	$(1)	$(32)	$(33)
Loans	(383)	557	174	8	(3,448)	(3,440)
Loans, tax-exempt	9	6	15	(7)	—	(7)
Securities	(175)	(198)	(373)	2,007	(1,963)	44
Securities, tax-exempt	(27)	(27)	(54)	41	5	46
Securities, restricted	9	3	12	(16)	(71)	(87)
Federal funds sold	(3)	—	(3)	(9)	3	(6)

Total earning assets	$(568)	$353	$(215)	$2,023	$(5,506)	$(3,483)

Checking	$33	$8	$41	$(201)	$(387)	$(588)
Money market accounts	44	(25)	19	(1,443)	1,394	(49)
Savings accounts	28	(89)	(61)	(128)	(566)	(694)
Certificates of deposits:
Less than $100,000	(252)	(651)	(903)	270	(699)	(429)
Greater than $100,000	148	(566)	(418)	(24)	(657)	(681)
Brokered deposits	(272)	(256)	(528)	(105)	—	(105)
Federal funds purchased	(16)	(9)	(25)	(19)	(56)	(75)
Company obligated mandatorily redeemable capital securities	—	(31)	(31)	(44)	(128)	(172)
Other borrowings	(152)	(212)	(364)	(603)	(313)	(916)

Total interest-bearing liabilities	$(439)	$(1,831)	$(2,270)	$(2,297)	$(1,412)	$(3,709)

Change in net interest income	$(129)	$2,184	$2,055	$3,872	$(3,646)	$226

Provision for Loan Losses

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The provision for loan losses increased to $11.7 million in 2010 compared to $2.3 million in 2009. The higher provision for loan losses was primarily attributable to allocating specific reserves on impaired loans. Management regularly evaluates the loan portfolio, economic conditions and other factors to determine an appropriate allowance for loan losses. As a result of continued weak economic conditions in its market area, the Company focused on aggressively identifying and reserving for problem loans in 2010. At December 31, 2009, the provision for loan losses totaled $2.3 million compared to $2.0 million for the year ended December 31, 2008. The increase in the provision for loan losses during 2009 was a result of higher specific reserves on impaired loans, higher net charge-offs, less favorable economic conditions and lower collateral values during 2009 when compared to 2008.

Management believes that the allowance for loan losses has been raised to a level that provides prudent coverage of the risks in the loan portfolio. However, the amount of provision for loan losses will be influenced by collateral values, economic conditions, net charge-offs and the regulatory environment, among other factors.

Noninterest Income

Noninterest income increased 9% to $6.1 million for the year ended December 31, 2010 from $5.6 million for the same period in 2009. ATM and check card fees increased 20% to $1.4 million for 2010, compared to $1.2 million for 2009. Fee income from trust and investment advisory services increased 10% to $1.2 million for 2010, compared to $1.1 million for 2009. This increase was attributable to more fees generated from higher average assets under management during 2010 when compared to 2009. In 2009, noninterest income decreased 6% to $5.6 million from $6.0 million in 2008.

Recent overdraft protection legislation, which was effective after August 15, 2010, did not have a significant impact on overdraft income during the last half of the third quarter and during the fourth quarter of 2010. As a result, it does not appear that a considerable change in noninterest income will occur for 2011.

Noninterest Expense

Noninterest expense increased 10% to $20.5 million for the year ended December 31, 2010, compared to $18.7 million for the same period in 2009. The increase in noninterest expense was primarily the result of higher provisions for other real estate owned. The provision for other real estate owned totaled $2.6 million for the year ended December 31, 2010 compared to $994 thousand in 2009. In 2009, noninterest expense increased 17% over 2008, primarily as a result of expenses related to other real estate owned and higher FDIC assessments.

The Company expects no significant change in noninterest expense, excluding provision for other real estate owned, for 2011. The Company plans to contain noninterest expense as part of its efforts to improve profitability. Management believes that other real estate owned has been charged down to reflect current market conditions. However, the amount of provision for other real estate owned for future periods will be influenced by factors including collateral values and economic conditions. In addition, gains or losses that are generated from the sale of other real estate owned would be impacted by changes in market values.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2010 and 2009. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. For a more detailed discussion of the Company’s tax calculation, see Note 9 to the consolidated financial statements, included in Item 8 of this Form 10-K.

Financial Condition

General

Total assets were $544.6 million at December 31, 2010 compared to $552.7 million at December 31, 2009. The Company’s trust and investment advisory group had assets under management of $205.5 million at December 31, 2010 compared to $208.8 million at December 31, 2009. Assets managed by the trust and investment advisory group are not held on the Company’s balance sheet.

Management expects loan balances to continue decreasing over the next 12 months while securities and federal funds sold are expected to increase. The Company is not planning for economic activity in its market area to improve significantly during 2011, and as a result, expects low loan demand and deposit growth.

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

	Loan Portfolio
	(in thousands)
	At December 31,
	2010	2009	2008	2007	2006
Commercial, financial, and agricultural	$39,796	$52,276	$56,354	$55,172	$53,004
Real estate - construction	52,591	55,057	63,744	73,478	60,913
Real estate - mortgage:
Residential (1-4 family)	121,506	118,675	116,821	106,378	112,323
Secured by farmland	6,207	1,281	1,702	1,789	2,507
Other real estate loans	201,164	200,001	196,163	192,616	168,754
Consumer	12,879	13,776	16,202	18,778	24,655
All other loans	887	2,169	991	1,376	4,973

Total loans	$435,030	$443,235	$451,977	$449,587	$427,129
Less: allowance for loan losses	16,036	7,106	5,650	4,207	3,978

Loans, net of allowance for loan losses	$418,994	$436,129	$446,327	$445,380	$423,151

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $381.5 million, or 88% of total loans and $375.0 million, or 85% of total loans at December 31, 2010 and 2009, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is influenced by certain factors including local economic conditions.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $41.6 million at December 31, 2010, representing 86% of total shareholders’ equity and 10% of total loans. At December 31, 2009, this concentration totaled $42.9 million representing 78% of total shareholders’ equity and 10% of total loans. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this identified risk during the years ended December 31, 2009 and 2008 and charged down $147 thousand related to these loans during the year ended December 31, 2010. The Company monitors risk in this concentration by performing interest rate and vacancy rate stress tests on a quarterly basis.

There was no category of loans that exceeded 10% of outstanding loans at December 31, 2010 that were not disclosed in the above table. The following table sets forth the maturities of the loan portfolio at December 31, 2010:

	Remaining Maturities of Selected Loans
	(in thousands)
	At December 31, 2010

	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial, financial, and agricultural	$24,863	$14,194	$739	$39,796
Real estate construction	31,437	19,496	1,658	52,591
Real estate - mortgage:
Residential (1-4 family)	27,951	57,431	36,124	121,506
Secured by farmland	164	5,950	93	6,207
Other real estate loans	39,352	157,374	4,438	201,164
Consumer	1,118	11,363	398	12,879
All other loans	248	252	387	887

Total loans	$125,133	$266,060	$43,837	$435,030

For maturities over one year:
Fixed rates	$243,069
Variable rates	66,828

	$309,897

Asset Quality

Management classifies as nonperforming assets non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $4.0 million in other real estate owned, net of valuation allowance, at December 31, 2010 and $6.3 million at December 31, 2009. The valuation allowance for other real estate owned totaled $3.3 million at December 31, 2010 compared to $994 thousand at December 31, 2009.

Nonperforming assets were $14.8 million and $14.5 million at December 31, 2010 and 2009, representing 2.71% and 2.63% of total assets, respectively. Nonperforming assets included $10.8 million in non-accrual loans and $4.0 million in OREO.

The higher levels of nonperforming assets in 2010 and 2009 were primarily attributable to weaker local economic conditions that negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in retail operations and residential real estate development. At December 31, 2010, 60% of nonperforming assets related to residential development loans, 35% related to commercial real estate loans and 5% related to residential real estate loans. Nonperforming assets could increase due to other potential problem loans identified by management. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. At December 31, 2010, other potential problem loans totaled $73.3 million, of which $39.6 million are currently performing and are generally considered well-secured. Other potential problem loans totaled $36.8 million at December 31, 2009. The increase in other potential problem loans during 2010 was due to management’s decision to downgrade certain loans. These loans were primarily downgraded because of declining trends in the borrowers’ financial condition. The amount of other potential problem loans in future periods will be dependent on economic conditions.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $16.0 million at December 31, 2010 and $7.1 million at December 31, 2009, representing 3.69% and 1.60% of total loans, respectively.

Impaired loans totaled $43.9 million and $8.1 million at December 31, 2010 and 2009, respectively. The related allowance for loan losses provided for these loans totaled $8.6 million and $1.5 million at December 31, 2010 and 2009. The average recorded investment in impaired loans during 2010 and 2009 was $22.3 million and $11.2 million, respectively. Included in the impaired loans total at December 31, 2010 are loans classified as troubled debt restructurings (TDRs) totaling $14.4 million. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. TDRs totaled 3% of the loan portfolio and consisted mainly of commercial real estate loans that are currently performing under the restructured terms. TDRs are not considered nonperforming assets.

Non-accrual loans excluded from impaired loan disclosure amounted to $2 thousand, $196 thousand and $36 thousand at December 31, 2010, 2009 and 2008, respectively. If interest on these loans had been accrued, such income would have approximated $6 thousand and $2 thousand for 2009 and 2008, respectively. For 2010, there was no interest that would have been accrued on these loans. Loan payments received on non-accrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed below.

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

	Allowance for Loan Losses
	(in thousands)
	At December 31,

	2010	2009	2008	2007	2006
Balance, beginning of period	$7,106	$5,650	$4,207	$3,978	$3,528
Loans charged-off:
Commercial, financial and agricultural	387	128	198	44	12
Real estate-construction	1,225	333	111	—	—
Real estate-mortgage
Residential (1-4 family)	132	351	149	—	—
Non-farm, non-residential	978	12	—	—	—
Secured by farmland	—	—	—	—	—
Consumer	340	318	346	338	236
All other loans	—	—	—	—	—

Total loans charged off	$3,062	$1,142	$804	$382	$248

Recoveries:
Commercial, financial and agricultural	$1	$—	$—	$—	$—
Real estate-construction	—	—	—	—	—
Real estate-mortgage
Residential (1-4 family)	8	—	—	—	—
Non-farm, non-residential	—	—	—	—	—
Secured by farmland	—	—	—	—	—
Consumer	252	298	253	213	320
All other loans	—	—	—	—	—

Total recoveries	$261	$298	$253	$213	$320

Net charge-offs (recoveries)	$2,801	$844	$551	$169	$(72)
Provision for loan losses	11,731	2,300	1,994	398	378

Balance, end of period	$16,036	$7,106	$5,650	$4,207	$3,978

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans.

	Allocation of Allowance for Loan Losses (dollars in thousands)
	At December 31,

	2010		2009		2008		2007		2006
Commercial, financial and agricultural	$858	14.50%	$1,167	16.42%	$964	17.06%	$743	17.66%	$718	18.05%
Real estate-construction	4,050	12.89%	878	12.35%	719	12.72%	568	13.50%	489	12.29%
Real estate- mortgage	10,868	70.99%	4,848	68.23%	3,665	64.87%	2,524	60.00%	2,235	56.19%
Consumer	248	1.53%	186	2.61%	286	5.07%	349	8.29%	448	11.26%
All other	12	0.09%	27	0.39%	16	0.28%	23	0.55%	88	2.21%

	$16,036	100.00%	$7,106	100.00%	$5,650	100.00%	$4,207	100.00%	$3,978	100.00%

The following table provides information on the Bank’s nonperforming assets at the dates indicated.

	Nonperforming Assets (dollars in thousands)
	At December 31,

	2010	2009	2008	2007	2006
Non-accrual loans	$10,817	$8,273	$10,058	$382	$210
Foreclosed property	3,961	6,261	4,300	377	—

Total nonperforming assets	$14,778	$14,534	$14,358	$759	$210

Loans past due 90 days accruing interest	598	237	1,824	1,507	511

Total nonperforming assets and past due loans	$15,376	$14,771	$16,182	$2,266	$721

Allowance for loan losses to period end loans	3.69%	1.60%	1.25%	0.94%	0.93%

Nonperforming assets to period end loans	3.40%	3.28%	3.18%	0.17%	0.05%

Net charge-offs (recoveries) to average loans	0.63%	0.19%	0.12%	0.04%	(0.02%)

Securities

Securities at December 31, 2010 were $60.4 million, a slight increase from $60.1 million at the end of 2009. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of December 31, 2010, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios.

The following table summarizes the fair value of the Company’s securities portfolio on the dates indicated.

	Securities Portfolio (in thousands)
	At December 31,

	2010	2009	2008
Securities, available for sale
U.S. agency and mortgage-backed securities	$46,924	$44,215	$40,199
Obligations of state and political subdivisions	13,301	15,706	14,311
Other securities	195	208	281

Total securities	$60,420	$60,129	$54,791

The following table shows the maturities of available for sale debt and equity securities at amortized cost and market value at December 31, 2010 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 34% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and re-pricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities available for sale, see Note 2 to the consolidated financial statements, included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis
	(dollars in thousands)
	At December 31, 2010

	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Available for sale securities:
U.S. agency and mortgage-backed securities
Amortized cost	$3	$1,695	$14,792	$29,137	$45,627
Market value	$3	$1,749	$15,065	$30,107	$46,924
Weighted average yield	6.00%	5.05%	3.87%	4.22%

Obligations of state and political subdivisions
Amortized cost	$405	$1,493	$4,068	$7,324	$13,290
Market value	$406	$1,531	$4,205	$7,159	$13,301
Weighted average yield	6.04%	5.84%	5.98%	6.10%

Other securities
Amortized cost	$—	$—	$—	$23	$23
Market value	$—	$—	$—	$195	$195
Weighted average yield	0.00%	0.00%	0.00%	1.67%

Total portfolio
Amortized cost	$408	$3,188	$18,860	$36,484	$58,940
Market value	$409	$3,280	$19,270	$37,461	$60,420
Weighted average yield (1)	6.04%	5.42%	4.32%	4.58%

(1)	Yields on tax-exempt securities have been calculated on a tax-equivalent basis.

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

Deposits

Deposits at December 31, 2010 were $463.5 million, a slight decrease from $463.9 million at December 31, 2009. Savings and interest-bearing demand deposits increased $32.6 million or 22% when comparing the same periods. Time deposits, which included brokered deposits, decreased $30.8 million or 13% during 2010 to $205.9 million compared to $236.7 million at December 31, 2009. Non-interest bearing demand deposits decreased $2.1 million or 3% during 2010. The following tables include a summary of average deposits and average rates paid and maturities of CD’s greater than $100,000.

	Average Deposits and Rates Paid
	(dollars in thousands)
	Year Ended December 31,
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$80,696	—	$75,570	—	$74,883	—

Interest-bearing deposits:
Interest checking	$44,641	0.52%	$38,206	0.50%	$56,977	1.37%
Money market	33,788	0.81%	23,690	1.08%	16,636	1.83%
Savings	81,394	0.59%	77,854	0.69%	87,928	1.40%
Time deposits:
Less than $100,000	96,251	2.59%	104,464	3.25%	98,231	3.89%
Greater than $100,000	82,625	2.53%	78,280	3.21%	78,859	4.04%
Brokered deposits	36,294	0.94%	58,995	1.47%	28,019	3.48%

Total interest-bearing deposits	$374,993	1.57%	$381,489	2.03%	$366,650	2.81%

Total deposits	$455,689		$457,059		$441,533

	Maturities of CD’s Greater than $100,000 (in thousands)

	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2010	$18,914	$15,640	$46,812	$32,775	$114,141

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

At December 31, 2010, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year were $149.0 million. At the end of 2010, approximately 34% or $149.9 million of the loan portfolio would mature or re-price within a one-year period. Non-deposit sources of available funds totaled $127.7 million at December 31, 2010, which included $83.4 million available from FHLB, $40.0 million of unsecured federal funds lines of credit with other correspondent banks and $4.3 million available through the Federal Reserve Discount Window. During 2010, other borrowing activity included repayment of two fixed rate advances from FHLB totaling $10.0 million and borrowing two adjustable rate advances from FHLB totaling $10.0 million. The Bank also borrowed and repaid Daily Rate Credit advances as an alternative to purchasing federal funds.

Company Obligated Mandatorily Redeemable Capital Securities

See Note 8 to the consolidated financial statements, included in Item 8 of this Form 10-K, for discussion of company obligated mandatorily redeemable capital securities.

Contractual Obligations

The impact that contractual obligations as of December 31, 2010 are expected to have on liquidity and cash flow in future periods is as follows:

	Contractual Obligations
	(in thousands)
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Other borrowings	$20,122	$10,023	$10,047	$52	$—
Operating leases	807	192	338	192	85

Total	$20,929	$10,215	$10,385	$244	$85

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

At December 31, 2010 and 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(in thousands)
	2010	2009
Commitments to extend credit and unfunded commitments under lines of credit	$53,494	$46,211
Stand-by letters of credit	6,917	6,002

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

At December 31, 2010, the Bank had no locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. Under present regulations, trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. The Company had a ratio of risk-weighted assets to total capital of 14.18% at December 31, 2010 and a ratio of risk-weighted assets to Tier 1 capital of 12.91%. Both of these exceed both the minimum capital requirement and the minimum to be well capitalized under prompt corrective action provisions adopted by the federal regulatory agencies.

The following table summarizes the Company’s Tier 1 capital, Tier 2 capital, risk-weighted assets and capital ratios at December 31, 2010, 2009 and 2008.

	Analysis of Capital
	(dollars in thousands)
	At December 31,

	2010	2009	2008
Tier 1 capital:
Preferred stock	$14,127	$13,998	$—
Common stock	3,686	3,664	3,653
Surplus	1,582	1,418	1,409
Retained earnings	28,969	35,104	35,196
Trust preferred securities	9,279	9,279	9,279
Intangible assets	(176)	(345)	(68)

Total Tier 1 Capital	$57,467	$63,118	$49,469
Tier 2 capital:
Allowance for loan losses	5,696	5,774	5,650

Total Risk-Based Capital	$63,163	$68,892	$55,119

Risk-weighted assets	$445,301	$460,605	$470,110
Capital ratios:
Tier 1 Risk-Based Capital Ratio	12.91%	13.70%	10.52%
Total Risk-Based Capital Ratio	14.18%	14.96%	11.72%
Tier 1 Capital to Average Assets	10.54%	11.50%	9.10%

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

Quarterly Results

The table below lists the Company’s quarterly performance for the years ended December 31, 2010, 2009 and 2008.

	2010
	(in thousands, except per share data)
	Fourth	Third	Second	First	Total
Interest and dividend income	$6,717	$6,790	$6,821	$6,887	$27,215
Interest expense	1,543	1,614	1,719	1,938	6,814

Net interest income	5,174	5,176	5,102	4,949	20,401
Provision for loan losses	9,120	1,200	1,000	411	11,731

Net interest income (loss) after provision for loan losses	(3,946)	3,976	4,102	4,538	8,670
Noninterest income	1,716	1,537	1,489	1,321	6,063
Noninterest expense	7,085	4,535	4,525	4,397	20,542

Income (loss) before income taxes	(9,315)	978	1,066	1,462	(5,809)
Income tax expense (benefit)	(3,250)	284	313	447	(2,206)

Net income (loss)	(6,065)	694	753	1,015	(3,603)

Net income (loss) available to common shareholders	(6,289)	473	532	794	(4,490)

Net income (loss) per share, basic and diluted	$(2.14)	$0.16	$0.18	$0.27	$(1.53)

	2009
	Fourth	Third	Second	First	Total
Interest and dividend income	$6,999	$6,949	$6,749	$6,717	$27,414
Interest expense	2,107	2,175	2,278	2,524	9,084

Net interest income	4,892	4,774	4,471	4,193	18,330
Provision for loan losses	246	394	489	1,171	2,300

Net interest income after provision for loan losses	4,646	4,380	3,982	3,022	16,030
Noninterest income	1,565	1,376	1,409	1,227	5,577
Noninterest expense	4,740	4,591	5,109	4,263	18,703

Income before income taxes	1,471	1,165	282	(14)	2,904
Income tax expense	414	347	45	(51)	755

Net income	1,057	818	237	37	2,149

Net income per share, basic and diluted	837	598	17	(7)	1,445

	$0.28	$0.20	$0.01	$0.00	$0.49

	2008
	Fourth	Third	Second	First	Total
Interest and dividend income	$7,257	$7,652	$7,564	$8,440	$30,913
Interest expense	2,987	3,034	2,984	3,788	12,793

Net interest income	4,270	4,618	4,580	4,652	18,120
Provision for loan losses	1,255	385	84	270	1,994

Net interest income after provision for loan losses	3,015	4,233	4,496	4,382	16,126
Noninterest income	1,420	1,496	1,535	1,500	5,951
Noninterest expense	4,368	3,852	3,977	3,817	16,014

Income before income taxes	67	1,877	2,054	2,065	6,063
Income tax expense	(57)	593	654	650	1,840

Net income	124	1,284	1,400	1,415	4,223

Net income per share, basic and diluted	$0.04	$0.44	$0.48	$0.49	$1.45

Item 8. Financial Statements and Supplementary Data

To the Shareholders	March 2011
First National Corporation
Strasburg, Virginia

MANAGEMENT’S REPORT REGARDING THE EFFECTIVENESS OF INTERNAL CONTROLS

OVER FINANCIAL REPORTING

The management of First National Corporation (the Corporation) is responsible for the preparation, integrity and fair presentation of the financial statements included in the annual report as of December 31, 2010. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to insure that the Corporation’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained effective internal controls over financial reporting as of December 31, 2010. Management’s assessment did not determine any material weakness within the Corporation’s internal control structure. The Corporation’s annual report does not include an attestation report of the Corporation’s registered public accounting firm, Yount, Hyde & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management’ report was not subject to attestation by YHB pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in its annual report.

The 2010 end of year financial statements have been audited by the independent accounting firm of Yount, Hyde & Barbour, P.C. (YHB). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

/s/ Dennis A. Dysart	/s/ M. Shane Bell
Dennis A. Dysart	M. Shane Bell
Interim Chief Executive Officer	Executive Vice President
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

First National Corporation

Strasburg, Virginia

We have audited the accompanying consolidated balance sheets of First National Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2010, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia
March 24, 2011

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

December 31, 2010 and 2009

(in thousands, except share and per share data)

	2010	2009
Assets
Cash and due from banks	$5,048	$6,100
Interest-bearing deposits in banks	10,949	8,877
Federal funds sold	7,500	—
Securities available for sale, at fair value	60,420	60,129
Restricted securities, at cost	3,153	3,426
Loans held for sale	271	210
Loans, net of allowance for loan losses, 2010, $16,036, 2009, $7,106	418,994	436,129
Other real estate owned, net of valuation allowance, 2010, $3,341, 2009, $994	3,961	6,261
Premises and equipment, net	20,302	21,148
Interest receivable	1,667	1,710
Other assets	12,364	8,684

Total assets	$544,629	$552,674

Liabilities & Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$78,964	$81,101
Savings and interest-bearing demand deposits	178,685	146,056
Time deposits	205,851	236,729

Total deposits	$463,500	$463,886
Other borrowings	20,122	20,186
Company obligated mandatorily redeemable capital securities	9,279	9,279
Accrued interest and other liabilities	3,230	4,516
Commitments and contingencies	—	—

Total liabilities	$496,131	$497,867

Shareholders’ Equity
Preferred stock, $1,000 liquidation preference; 14,595 shares issued and outstanding	$14,127	$13,998
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2010, 2,948,901 shares, 2009, 2,931,721 shares	3,686	3,664
Surplus	1,582	1,418
Retained earnings	28,969	35,104
Unearned ESOP shares	—	(42)
Accumulated other comprehensive income, net	134	665

Total shareholders’ equity	$48,498	$54,807

Total liabilities and shareholders’ equity	$544,629	$552,674

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statement of Operations

Three Years Ended December 31, 2010

(in thousands, except per share data)

	2010	2009	2008
Interest and Dividend Income
Interest and fees on loans	$24,874	$24,691	$28,136
Interest on federal funds sold	2	5	11
Interest on deposits in banks	15	1	34
Interest and dividends on securities available for sale:
Taxable interest	1,722	2,092	2,051
Tax-exempt interest	541	576	545
Dividends	61	49	136

Total interest and dividend income	$27,215	$27,414	$30,913

Interest Expense
Interest on deposits	$5,903	$7,753	$10,299
Interest on federal funds purchased	12	37	112
Interest on company obligated mandatorily redeemable capital securities	439	470	642
Interest on other borrowings	460	824	1,740

Total interest expense	$6,814	$9,084	$12,793

Net interest income	$20,401	$18,330	$18,120
Provision for loan losses	11,731	2,300	1,994

Net interest income after provision for loan losses	$8,670	$16,030	$16,126

Noninterest Income
Service charges on deposit accounts	$2,618	$2,539	$2,878
ATM and check card fees	1,432	1,196	1,136
Trust and investment advisory fees	1,244	1,126	1,329
Fees for other customer services	327	333	361
Net gains (losses) on sale of securities available for sale	(7)	10	2
Net gains (losses) on sale of premises and equipment	—	9	(106)
Net (losses) on sale of other real estate owned	(19)	—	—
Net gains on sale of loans	263	210	119
Other operating income	205	154	232

Total noninterest income	$6,063	$5,577	$5,951

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Operations

(Continued)

Three years ended December 31, 2010

(in thousands, except per share data)

	2010	2009	2008
Noninterest Expense
Salaries and employee benefits	$9,080	$8,697	$8,485
Occupancy	1,389	1,348	1,175
Equipment	1,372	1,416	1,391
Marketing	503	532	510
Stationery and supplies	375	507	457
Legal and professional fees	802	880	696
ATM and check card fees	827	734	657
FDIC assessment	730	973	253
Provision for other real estate owned	2,640	994	—
Bank franchise tax	426	331	363
Other operating expense	2,398	2,291	2,027

Total noninterest expense	$20,542	$18,703	$16,014

(Loss) income before income taxes	$(5,809)	$2,904	$6,063
Income tax (benefit) provision	(2,206)	755	1,840

Net (loss) income	$(3,603)	$2,149	$4,223

Effective dividend and accretion on preferred stock	887	704	—

Net (loss) income available to common shareholders	$(4,490)	$1,445	$4,223

(Loss) earnings per common share, basic and diluted	$(1.53)	$0.49	$1.45

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three years ended December 31, 2010

(in thousands)

	2010	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$(3,603)	$2,149	$4,223
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,225	1,274	1,201
Origination of loans held for sale	(16,371)	(16,795)	(8,393)
Proceeds from sale of loans held for sale	16,573	16,795	8,782
Net gains on sales of loans	(263)	(210)	(119)
Provision for loan losses	11,731	2,300	1,994
Provision for other real estate owned	2,640	994	—
Net (gains) losses on sale of securities available for sale	7	(10)	(2)
Net (gains) losses on sale of premises and equipment	—	(9)	106
Net losses on sale of other real estate owned	19	—	—
Accretion of security discounts	(40)	(65)	(51)
Amortization of security premiums	370	302	78
Compensation expense for ESOP shares allocated	42	190	147
Deferred income tax benefit	(3,986)	(1,850)	(659)
Changes in assets and liabilities:
Decrease in interest receivable	43	53	464
(Increase) decrease in other assets	435	(1,611)	(667)
Increase (decrease) in accrued expenses and other liabilities	(1,521)	788	(244)

Net cash provided by operating activities	$7,301	$4,295	$6,860

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$1,509	$—	$—
Proceeds from sale of Federal Home Loan Bank stock	273	2,070	4,793
Proceeds from maturities, calls, and principal payments of securities available for sale	12,716	15,269	10,938
Purchases of securities available for sale	(15,278)	(19,653)	(11,246)
Purchases of Federal Home Loan Bank stock	—	(2,049)	(4,943)
Increase in federal funds sold	(7,500)	—	—
Purchase of premises and equipment	(379)	(1,116)	(3,421)
Proceeds from sale of premises and equipment	—	225	—
Proceeds from sale of other real estate owned	2,506	187	—
Net (increase) decrease in loans	2,539	4,756	(6,864)

Net cash used in investing activities	$(3,614)	$(311)	$(10,743)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three years ended December 31, 2010

(in thousands)

	2010	2009	2008
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and savings accounts	$30,492	$13,043	$(42,036)
Net increase (decrease) in time deposits	(30,878)	3,350	44,387
Proceeds from other borrowings	23,602	46,000	131,500
Principal payments on other borrowings	(23,666)	(71,211)	(126,667)
Principal payments on company obligated mandatorily redeemable capital securities	—	—	(3,093)
Proceeds from issuance of preferred stock	—	13,900	—
Cash dividends paid on common stock	(1,433)	(1,529)	(1,630)
Cash dividends paid on preferred stock	(758)	(509)	—
Shares issued to leveraged ESOP	(26)	(85)	(44)
Decrease in federal funds purchased	—	(2,456)	(953)

Net cash provided by (used in) financing activities	$(2,667)	$503	$1,464

Increase (decrease) in cash and cash equivalents	$1,020	$4,487	$(2,419)

Cash and cash equivalents, beginning of year	14,977	10,490	12,909

Cash and cash equivalents, end of year	$15,997	$14,977	$10,490

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$7,088	$9,381	$12,883

Income taxes	$3,671	$515	$3,019

Supplemental Disclosures of Noncash Transactions
Unrealized gains (losses) on securities available for sale	$(425)	$1,181	$302

Transfer from loans to other real estate owned	$2,865	$3,142	$3,923

Change in pension liability	$379	$(1,101)	$1,306

Split dollar liability	$—	$—	$986

Issuance of common stock, dividend reinvestment plan	$212	$105	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three years ended December 31, 2010

(in thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, December 31, 2007	$—	$3,653	$1,453	$33,311	$(379)	$(179)		$37,859
Comprehensive income:
Net income	—	—	—	4,223	—	—	$4,223	4,223
Other comprehensive loss, net of tax:
Unrealized holding gains arising during the period (net of tax, $103)	—	—	—	—	—	—	201	—
Reclassification adjustment (net of tax, $1)	—	—	—	—	—	—	(1)	—
Pension liability adjustment (net of tax, $444)							(862)

Other comprehensive loss (net of tax, $342)	—	—	—	—	—	(662)	$(662)	(662)

Total comprehensive income							$3,561

Effect of recognition of split dollar postretirement benefits (net of tax, $335)	—	—	—	(651)	—	—		(651)
Effect of changing pension plan measurement date pursuant to accounting rule change	—	—	—	(57)	—	—		(57)
Shares acquired by leveraged ESOP	—	—	(44)		147	—		103
Cash dividends ($0.56 per share)	—	—	—	(1,630)	—	—		(1,630)

Balance, December 31, 2008	$—	$3,653	$1,409	$35,196	$(232)	$(841)		$39,185

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, December 31, 2008	$—	$3,653	$1,409	$35,196	$(232)	$(841)		$39,185
Comprehensive income:
Net income	—	—	—	2,149	—	—	$2,149	2,149
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $405)	—	—	—	—	—	—	786	—
Reclassification adjustment (net of tax, $3)	—	—	—	—	—	—	(7)	—
Pension liability adjustment (net of tax, $374)							727

Other comprehensive income (net of tax, $776)	—	—	—	—	—	1,506	$1,506	1,506

Total comprehensive income							$3,655

Shares acquired by leveraged ESOP	—	—	(85)	—	190	—		105
Cash dividends on common stock ($0.56 per share)	—	—	—	(1,634)	—	—		(1,634)
Issuance of 8,861 shares common stock, dividend reinvestment plan	—	11	94	—	—	—		105
Issuance of 13,900 shares of preferred stock	13,900	—	—	—	—	—		13,900
Cash dividends on preferred stock	—	—	—	(509)	—	—		(509)
Accretion on preferred stock discount	98	—	—	(98)	—	—		—

Balance, December 31, 2009	$13,998	$3,664	$1,418	$35,104	$(42)	$665		$54,807

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Continued)

Three years ended December 31, 2010

(in thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, December 31, 2009	$13,998	$3,664	$1,418	$35,104	$(42)	$665		$54,807
Comprehensive loss:
Net loss	—	—	—	(3,603)	—	—	$(3,603)	(3,603)
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period (net of tax, $146)	—	—	—	—	—	—	(286)	—
Reclassification adjustment (net of tax, $2)	—	—	—	—	—	—	5	—
Pension liability adjustment (net of tax, $129)							(250)

Other comprehensive loss (net of tax, $273)	—	—	—	—	—	(531)	$(531)	(531)

Total comprehensive loss							$(4,134)

Shares acquired by leveraged ESOP	—	—	(26)	—	42	—		16
Cash dividends on common stock ($0.56 per share)	—	—	—	(1,645)	—	—		(1,645)
Issuance of 17,180 shares common stock, dividend reinvestment plan	—	22	190	—	—	—		212
Cash dividends on preferred stock	—	—	—	(758)	—	—		(758)
Accretion on preferred stock discount	129	—	—	(129)	—	—		—

Balance, December 31, 2010	$14,127	$3,686	$1,582	$28,969	$—	$134		$48,498

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 1. Nature of Banking Activities and Significant Accounting Policies

First National Corporation (the Company) is the financial holding company of First Bank (the Bank), First National (VA) Statutory Trust I (Trust I), First National (VA) Statutory Trust II (Trust II) and First National (VA) Statutory Trust III (Trust III). The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. The Bank owns First Bank Financial Services, Inc., which invests in partnerships that provide title insurance and investment services. The Bank owns Shen-Valley Land Holdings, LLC which holds other real estate owned and future office sites. The Bank provides commercial and personal loans, residential mortgages, credit cards, a variety of deposit products and personal trust and investment services to its customers in the northern Shenandoah Valley region of Virginia.

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

Loans

The Company, through its banking subsidiary, grants mortgage, commercial and consumer loans to customers. The bank segments its loan portfolio into real estate loans, commercial loans, and consumer loans. Real estate loans are further divided into the following classes: Construction; 1-4 family residential; and Other Real Estate Loans. Descriptions of the Company’s loan classes are as follows:

Commercial Loans: Commercial loans are typically secured with non-real estate commercial property. The Company makes commercial loans primarily to businesses located within our market area.

Real Estate Loans – Construction: The Company originates construction loans for the acquisition and development of land and construction of condominiums, townhomes, and one-to-four family residences.

Real Estate Loans – 1-4 Family: This class of loans includes loans secured by one to four family homes. Typically, the Bank originates fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans.

Real Estate Loans – Other: This loan class consists primarily of loans secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches.

Consumer Loans: Consumer loans include all loans made to individuals for consumer or personal purposes. They include new and used automobile loans, unsecured loans and lines of credit.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Any unsecured loan that is over 120 days past due is charged-off in full. Any secured loan that is 120 days delinquent and is considered by management to be uncollectible is partially charged-off and carried at the fair value of the collateral less estimated selling costs. This charge-off policy applies to all loan segments.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management’s policy is to evaluate substandard and doubtful loans greater than $500 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, residential and certain small commercial loans that are less than $500 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below.

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $14.4 million and $5.6 million classified as TDRs as of December 31, 2010 and 2009, respectively.

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

The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of the collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available. The evaluation also considers the following risk characteristics of each loan portfolio:

•	Residential mortgage loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

•

Real estate construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan; Construction loans also bear the risk that the general contractor, who may or may not by a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

•

Commercial real estate and commercial and industrial loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.

•

Consumer loans carry risk associated with the continued credit-worthiness of the borrower and the value of the collateral (i.e., rapidly depreciating assets such as automobiles), or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. For collateral dependent loans, an updated appraisal will be ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions when appropriate.

The general component relates to loans that are not considered impaired. These unimpaired loans are segregated by loan type and allowance factors are assigned by management based on a one-year loss history, delinquencies, national and local economic trends, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, concentrations of credit, quality of the loan review system and the effect of external factors such as competition and regulatory requirements. The factors assigned differ by loan segment. The general component recognizes potential losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor.

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at lower of cost or fair value less cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from other real estate owned. The Company had $4.0 million in other real estate owned at December 31, 2010 and $6.3 million at December 31, 2009.

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

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged Employee Stock Ownership Plan (ESOP) are not considered to be outstanding. See Note 11 for further information on the Company’s ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per share were 2,939,561, 2,921,129 and 2,913,011 for the years ended December 31, 2010, 2009 and 2008, respectively.

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense incurred for 2010, 2009 and 2008 was $398 thousand, $442 thousand and $371 thousand, respectively.

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

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs.” ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

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

In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company is currently assessing the impact that ASU 2011-01 will have on its consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of states and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks which have no readily determinable market value. Amortized costs and fair values of securities available for sale at December 31, 2010 and 2009, were as follows:

	2010
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$45,627	$1,508	$(211)	$46,924
Obligations of states and political subdivisions	13,290	225	(214)	13,301
Corporate equity securities	23	172	—	195

	$58,940	$1,905	$(425)	$60,420

	2009
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$42,654	$1,593	$(32)	$44,215
Obligations of states and political subdivisions	15,551	326	(171)	15,706
Corporate equity securities	19	189	—	208

	$58,224	$2,108	$(203)	$60,129

At December 31, 2010 and 2009, investments in an unrealized loss position that are temporarily impaired were as follows:

	2010
			(in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$11,286	$(211)	$—	$—	$11,286	$(211)
Obligations of states and political subdivisions	2,923	(128)	893	(86)	3,816	(214)

	$14,209	$(339)	$893	$(86)	$15,102	$(425)

	2009
			(in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$2,101	$(32)	$—	$—	$2,101	$(32)
Obligations of states and political subdivisions	1,558	(17)	1,785	(154)	3,343	(171)

	$3,659	$(49)	$1,785	$(154)	$5,444	$(203)

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

At December 31, 2010, there were seven U.S. agency and mortgage-backed securities and eight obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.9 years at December 31, 2010.

The amortized cost and fair value of securities available for sale at December 31, 2010 by contractual maturity are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

	(in thousands)
	Amortized Cost	Fair Value
Due within one year	$408	$409
Due after one year through five years	3,188	3,280
Due after five years through ten years	18,860	19,270
Due after ten years	36,461	37,266
Corporate equity securities	23	195

	$58,940	$60,420

Proceeds from sales and calls of securities available for sale during 2010, 2009 and 2008 were $4.4 million, $6.0 million and $4.8 million, respectively. Gross gains of $13 thousand, $10 thousand and $2 thousand were realized on those sales during 2010, 2009 and 2008, respectively. Gross losses of $20 thousand were realized on those sales during 2010.

Securities having a book value of $26.0 million and $34.9 million at December 31, 2010 and 2009 were pledged to secure other borrowings, public deposits and for other purposes required by law.

The Company’s investment in FHLB stock totaled $2.3 million at December 31, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is a minimal market for the stock. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2010, and no impairment has been recognized. FHLB stock is shown in restricted securities on the balance sheet and is not part of the AFS securities portfolio.

Note 3. Loans

Loans at December 31, 2010 and 2009 are summarized as follows:

	(in thousands)
	2010	2009
Real estate loans:
Construction	$52,591	55,057
Secured by 1-4 family residential	121,506	118,675
Other real estate loans	207,371	201,282
Commercial and industrial	40,683	54,445
Consumer loans	12,879	13,776

Total loans	$435,030	$443,235
Allowance for loan losses	16,036	7,106

Loans, net	$418,994	$436,129

Consumer loans included $231 thousand and $157 thousand of demand deposit overdrafts at December 31, 2010 and 2009, respectively.

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $381.5 million, or 88% of total loans and $375.0 million, or 85% of total loans, at December 31, 2010 and 2009, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is dependent upon local economic conditions.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $41.6 million at December 31, 2010, representing 86% of total equity and 10% of total loans. At December 31, 2009, this concentration totaled $42.9 million representing 78% of total equity and 10% of total loans. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this identified risk during the years ended December 31, 2009 and 2008 and charged down $147 thousand related to these loans during the year ended December 31, 2010.

The following table provides a summary of loan classes and an aging of past due loans as of December 31, 2010:

	(in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual loans	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$525	$—	$—	$5,780	$6,305	$46,286	$52,591
Secured by 1-4 family residential	2,549	178	315	628	3,670	117,836	121,506
Other real estate loans	10,033	2,662	283	4,407	17,385	189,986	207,371
Commercial and industrial	1,048	3	—	—	1,048	39,632	40,683
Consumer	152	10	—	2	164	12,715	12,879

Total	$14,307	$2,853	$598	$10,817	$28,575	$406,455	$435,030

Loans past due greater than ninety days and still accruing interest at December 31, 2009 and 2008 totaled $237 thousand and $3.4 million, respectively.

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to the risk grading of specified classes of loans.

The Company utilizes a risk grading matrix to assign a rating to each of its loans. The loan ratings are summarized into the following categories: pass, special mention, substandard, doubtful and loss. Pass rated loans include all risk rated credits other than those included in special mention, substandard or doubtful. Loans classified as loss are charged-off. Loan officers assign risk grades to loans at origination and as renewals arise. The Bank’s Credit Administration department reviews risk grades for accuracy on a quarterly basis and as delinquency issues arise. In addition, a certain amount of loans are reviewed each year through the Company’s internal and external loan review process. A description of the general characteristics of the loan grading categories is as follows:

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the Bank’s credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weakness inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The Company considers all doubtful loans to be impaired and places the loan on nonaccrual status.

The following table provides an analysis of the credit risk profile of each loan class as of December 31, 2010:

	(in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction	$21,212	$5,237	$21,471	$4,671	$52,591
Secured by 1-4 family residential	106,722	4,435	10,349	—	121,506
Other real estate loans	143,874	17,915	43,443	2,139	207,371
Commercial and industrial	34,619	4,033	2,031	—	40,683
Consumer	12,864	13	1	1	12,879

Total	$319,291	$31,633	$77,295	$6,811	$435,030

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008 were as follows:

		(in thousands)
	2010	2009	2008
Balance at beginning of year	$7,106	$5,650	$4,207
Provision charged to operating expense	11,731	2,300	1,994
Loan recoveries	261	298	253
Loan charge-offs	(3,062)	(1,142)	(804)

Balance at end of year	$16,036	$7,106	$5,650

The following table presents, as of December 31, 2010, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology.

	(in thousands)
	Commercial and Industrial	Other Real Estate	Construction	Secured by 1-4 Family Residential	Consumer Loans	Total
Allowance for loan losses:
Ending Balance	$858	$9,187	$4,050	$1,681	$260	$16,036

Ending Balance:
Individually evaluated for impairment	36	5,020	3,006	536	—	8,597
Collectively evaluated for impairment	822	4,167	1,044	1,145	260	7,439

Loans:
Ending Balance	40,683	207,371	52,591	121,506	12,879	435,030

Ending Balance:
Individually evaluated for impairment	48	28,426	9,709	5,682	—	43,865
Collectively evaluated for impairment	40,635	178,945	42,882	115,824	12,879	391,165

Impaired loans, which include TDR’s of $14.4 million, and the related allowance at December 31, 2010 and 2009, were as follows:

	(in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction	$10,440	$1,217	$8,492	$9,709	$3,006	$2,920	$374
Secured by 1-4 family	5,701	595	5,087	5,682	536	795	222
Other real estate loans	29,480	7,904	20,522	28,426	5,020	18,432	1,345
Commercial and industrial	48	—	48	48	36	163	4
Consumer	—	—	—	—	—	—	—

Total	$45,669	$9,716	$34,149	$43,865	$8,597	$22,310	$1,945

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table. The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on nonaccrual loans.

The balance of impaired loans was $8.1 million, including TDR’s of $5.6 million, at December 31, 2009, for which there were specific valuation allowances of $1.5 million. The average balance of impaired loans for 2009 was $11.2 million.

Non-accrual loans excluded from impaired loan disclosure amounted to $2 thousand, $196 thousand and $36 thousand at December 31, 2010, 2009 and 2008, respectively. If interest on these loans had been accrued, such income would have approximated $6 thousand and $2 thousand for 2009 and 2008, respectively. For 2010, there was no income that would have been accrued on these loans.

Note 5. Premises and Equipment

Premises and equipment are summarized as follows at December 31, 2010 and 2009:

	(in thousands)
	2010	2009
Land	$4,664	$5,061
Buildings and leasehold improvements	16,031	15,680
Furniture and equipment	9,617	9,382
Construction in process	485	532

	$30,797	$30,655
Less accumulated depreciation	10,495	9,507

	$20,302	$21,148

Depreciation expense included in operating expenses for 2010, 2009 and 2008 was $1.2 million, $1.3 million and $1.2 million, respectively.

Note 6. Deposits

The aggregate amount of time deposits, in denominations of $100 thousand or more, was $114.1 million and $125.2 million at December 31, 2010 and 2009, respectively.

The Bank obtains certain deposits through the efforts of third-party brokers. At December 31, 2010 and 2009, brokered deposits totaled $35.6 million and $42.9 million, respectively, and were included in time deposits on the Company’s financial statements.

At December 31, 2010, the scheduled maturities of time deposits were as follows:

(in thousands)
2011	$129,352
2012	31,936
2013	20,426
2014	11,075
2015	13,062

$205,851

Note 7. Other Borrowings

The Bank had unused lines of credit totaling $127.7 million and $124.8 million available with non-affiliated banks at December 31, 2010 and 2009, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta in which the Bank can borrow up to 19% of its assets.

At December 31, 2010 and 2009, the Bank had borrowings from the Federal Home Loan Bank system totaling $20.0 million for both periods, which mature through March 28, 2013. The interest rate on these borrowings ranged from 1.25% to 2.44% and the weighted average rate was 2.01% at December 31, 2010. The Bank had collateral pledged on these borrowings at December 31, 2010 including real estate loans totaling $64.1 million and Federal Home Loan Bank stock with a book value of $2.3 million.

At December 31, 2010, the Bank had a $122 thousand note payable, secured by a deed of trust, for land purchased to construct a banking office, which requires monthly payments of $2 thousand, and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

The contractual maturities of other borrowings at December 31, 2010 were as follows:

(in thousands)
2011	$10,023
2012	5,023
2013	5,024
2014	25
2015	27

$20,122

Note 8. Company Obligated Mandatorily Redeemable Capital Securities

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2010 was 2.90%. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

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

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2010, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

Note 9. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2007.

Net deferred tax assets consisted of the following components at December 31, 2010 and 2009:

	(in thousands)
	2010	2009
Deferred Tax Assets
Allowance for loan losses	$5,452	$2,416
Allowance for other real estate owned	1,136	338
Interest on non-accrual loans	194	186
Unfunded pension liability	434	305
Split dollar liability	363	335
Gain on other real estate owned	710	763
Other	124	78

	$8,413	$4,421

Deferred Tax Liabilities
Depreciation	$713	$772
Prepaid pension	92	112
Securities available for sale	445	648
Discount accretion	9	10
Loan origination costs, net	124	123
Other	—	44

	$1,383	$1,709

Net deferred tax assets	$7,030	$2,712

The provision for income taxes for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	(in thousands)
	2010	2009	2008
Current tax expense	$1,780	$2,605	$2,499
Deferred tax (benefit)	(3,986)	(1,850)	(659)

	$(2,206)	$755	$1,840

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2010, 2009 and 2008, due to the following:

	(in thousands)
	2010	2009	2008
Computed tax expense (benefit) at statutory federal rate	$(1,975)	$988	$2,061
Decrease in income taxes resulting from:
Tax-exempt interest and dividend income	(197)	(202)	(188)
Other	(34)	(31)	(33)

	$(2,206)	$755	$1,840

Note 10. Funds Restrictions and Reserve Balance

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. The net loss available to common shareholders totaled $4.5 million for the year ended December 31, 2010 compared to common dividends paid to shareholders totaling $1.6 million during the same period. As a result, the Bank could not transfer funds to the Company without prior regulatory approval at December 31, 2010.

The Bank must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2010 and 2009, the aggregate amounts of daily average required balances were approximately $1.1 million and $710 thousand, respectively.

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

In 2008, the Company adopted a change in accounting guidance for defined benefit pension and other postretirement plans. This guidance requires that defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end. As a result of this adoption, the Company was required to change the measurement date for the pension plan assets and benefit obligations from October 1 to December 31 beginning in 2008. The following table provides a reconciliation of the changes in the plan benefit obligation and the fair value of assets for the periods ended December 31, 2010, 2009 and 2008.

	(in thousands)
	2010	2009	2008
Change in Benefit Obligation
Benefit obligation, beginning of year	$4,747	$4,522	$4,272
Service cost	307	305	377
Interest cost	284	271	333
Actuarial (gain) loss	565	(328)	(381)
Benefits paid	(315)	(23)	(79)

Benefit obligation, end of year	$5,588	$4,747	$4,522

Changes in Plan Assets
Fair value of plan assets, beginning of year	$3,921	$2,851	$4,192
Actual return on plan assets	478	923	(1,262)
Employer contributions	200	170	—
Benefits paid	(315)	(23)	(79)

Fair value of assets, end of year	$4,284	$3,921	$2,851

Funded Status, end of year	$(1,303)	$(826)	$(1,671)

Amount Recognized in Other Liabilities	$(1,303)	$(826)	$(1,671)

Amounts Recognized in Accumulated Other Comprehensive Loss, net of tax
Net loss	$1,271	$893	$1,997
Prior service cost	6	9	12
Net obligation at transition	—	(4)	(10)
Deferred income tax benefit	(434)	(305)	(680)

Amount recognized	$843	$593	$1,319

Weighted Average Assumptions Used to Determine Benefit Obligation
Discount rate used for disclosure	5.50%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

	(in thousands)
	2010	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$307	$306	$302
Interest cost	284	271	266
Expected return on plan assets	(313)	(227)	(351)
Amortization of prior service cost	3	3	4
Amortization of net obligation at transition	(4)	(6)	(6)
Recognized net actuarial loss	21	79	13

Net periodic benefit cost	$298	$426	$228

Other Changes in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive (Income) Loss
Net (gain) loss	$378	$(1,103)	$1,303
Amortization of prior service cost	(3)	(3)	(4)
Amortization of net obligation at transition	4	5	7

Total recognized in accumulated other comprehensive (income) loss	$379	$(1,101)	$1,306

Total Recognized in Net Periodic Benefit Cost and Accumulated Other Comprehensive (Income) Loss	$677	$(675)	$1,534

Adjustment to Retained Earnings due to Change in Measurement Date
Service cost	N/A	N/A	$75
Interest cost	N/A	N/A	67
Expected return on plan assets	N/A	N/A	(88)
Amortization of prior service cost	N/A	N/A	1
Amortization of net obligation at transition	N/A	N/A	(1)
Recognized net actuarial loss	N/A	N/A	3
Net periodic benefit cost	N/A	N/A	$57
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.00%	6.00%	6.25%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

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

The pension plan’s weighted-average asset allocations at the end of the plan year for 2010 and 2009, by asset category were as follows:

	2010	2009
Asset Category
Mutual funds - fixed income	36%	38%
Mutual funds - equity	64%	61%
Other	0%	1%

Total	100%	100%

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

The following tables set forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2010 and 2009:

	Fair Value Measurements at December 31, 2010 (in thousands)
	Total	Level 1	Level 2	Level 3
Fixed income funds	$1,563	$1,563	—	—
Equity funds	2,721	2,721	—	—

Total	$4,284	$4,284	$—	$—

	Fair Value Measurements at December 31, 2009 (in thousands)
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$38	$38	$—	$—
Fixed income funds	1,494	1,494	—	—
Equity funds	2,389	2,389	—	—

Total	$3,921	$3,921	$—	$—

The Company made cash contributions of $240 thousand and $200 thousand for the 2010 and 2009 plan years, respectively, and expects to contribute $366 thousand for the 2011 plan year. The accumulated benefit obligation for the defined benefit pension plan was $3.8 million and $3.2 million at December 31, 2010 and 2009, respectively.

Estimated future benefit payments, which reflect expected future service, as appropriate, were as follows at December 31, 2010:

(in thousands)
2011	$24
2012	24
2013	45
2014	54
2015	83
Years 2016-2020	1,236

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the plan. The Company makes matching contributions up to the first three percent of an employee’s compensation contributed to the Plan. The amount that the Company matches is contributed for the benefit of the respective employee to the employee stock ownership plan (ESOP). All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after three plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2010, 2009 and 2008, expense attributable to the Plan amounted to $164 thousand, $103 thousand and $150 thousand, respectively.

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

Until April 26, 2010, the ESOP operated as a leveraged ESOP. The ESOP’s debt was incurred when the Company loaned the ESOP $570 thousand from the proceeds the Company received from its bank note payable. The ESOP shares initially were pledged as collateral for its debt. As the debt was repaid, shares were released from collateral and allocated to employees, based on the proportion of debt service paid in the year. The shares were deducted from shareholders’ equity as unearned ESOP shares in the accompanying balance sheets. As shares were released from collateral, the Company reported compensation expense equal to the current market price of the shares, and the shares became outstanding for EPS computations. Dividends on allocated ESOP shares were recorded as a reduction of retained earnings; dividends on unallocated ESOP shares were recorded as a reduction of debt and accrued interest. The ESOP’s debt was repaid on April 26, 2010. Therefore, the ESOP is no longer operating as a leveraged ESOP.

There was no compensation expense for the ESOP for the years ended December 31, 2010, 2009 and 2008.

Shares of the Company held by the ESOP at December 31, 2010, 2009 and 2008, are as follows:

	2010	2009	2008
Allocated shares	53,167	44,014	36,980
Unreleased shares	—	1,543	8,618

Total ESOP shares	53,167	45,557	45,598

Fair value of unreleased shares (in thousands)	$—	$15	$140

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

Accounting guidance requires a company to recognize an obligation over the director’s service period based upon the substantive agreement with the director such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The Company adopted new accounting guidance on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $651 thousand. The related effect on net income recognized during the years ended December 31, 2010 and 2009 was expense of $36 thousand and a benefit of $42 thousand, respectively.

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

At December 31, 2010 and 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(in thousands)
	2010	2009
Commitments to extend credit and unfunded commitments under lines of credit	$53,494	$46,211
Stand-by letters of credit	6,917	6,002

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

At December 31, 2010, the Bank had no locked-rate commitments to originate mortgage loans and had $271 thousand in loans held for sale. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2010 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $28 thousand.

Note 13. Transactions with Related Parties

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers.

At December 31, 2010 and 2009, these loans totaled $11.7 million and $11.1 million, respectively. During 2010, total principal additions were $1.3 million and total principal payments were $660 thousand.

Deposits from related parties held by the Bank at December 31, 2010 and 2009 amounted to $4.2 million and $3.1 million, respectively.

Note 14. Lease Commitments

The Company was obligated under noncancelable leases for banking premises. Total rental expense for operating leases for 2010, 2009 and 2008 was $242 thousand, $227 thousand and $162 thousand, respectively. Minimum rental commitments under noncancelable leases with terms in excess of one year as of December 31, 2010 were as follows:

(in thousands)
Operating Leases
2011	$192
2012	181
2013	157
2014	101
2015	91
2016 and thereafter	85

Total minimum payments	$807

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

The Company issued 17,180 and 8,861 common shares to the DRIP during the years ended December 31, 2010 and 2009, respectively. The Company purchased 6,631 and 10,193 shares on the open market for the years ended December 31, 2009 and 2008, respectively.

Note 16. Fair Value Measurements

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the “Fair Value Measurement and Disclosures” topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2010 and 2009.

		Fair Value Measurements at December 31, 2010 Using (in thousands)
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$46,924	$—	$46,924	—
Obligations of states and political subdivisions	13,301	—	13,301	—
Corporate equity securities	195	195	—	—

	$60,420	$195	$60,225	$—

		Fair Value Measurements at December 31, 2009 Using (in thousands)
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$44,215	$—	$44,215	$—
Obligations of states and political subdivisions	15,706	—	15,706	—
Corporate equity securities	208	208	—	—

	$60,129	$208	$59,921	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2010 and 2009.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the net present value of expected future cash flows, the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

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

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009.

		Carrying Value at December 31, 2010 (in thousands)
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans	$25,552	$—	$17,584	$7,968

		Carrying Value at December 31, 2009 (in thousands)
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans	$5,806	$—	$5,771	$35

The following table summarizes the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis as of December 31, 2010.

		Carrying Value at December 31, 2010 (in thousands)
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$3,961	$—	$3,961	$—

		Carrying Value at December 31, 2009 (in thousands)
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$6,261	$—	$6,261	$—

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

Cash and Cash Equivalents and Federal Funds Sold

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2010 and 2009, fair value of loan commitments and standby letters of credit was immaterial.

The estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009 were as follows:

	(in thousands)
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term investments	$23,497	$23,497	$14,977	$14,977
Securities available for sale	60,420	60,420	60,129	60,129
Loans, net	418,994	420,011	436,129	434,457
Loans held for sale	271	271	210	210
Accrued interest receivable	1,667	1,667	1,710	1,710

Financial Liabilities
Deposits	$463,500	$433,300	$463,886	$421,115
Other borrowings	20,122	20,400	20,186	20,527
Company obligated mandatorily redeemable capital securities	9,279	9,279	9,279	9,784
Accrued interest payable	551	551	824	824

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations) and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2010 and 2009, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

			(amounts in thousands)		Minimum To Be Well
	Actual		Minimum Capital Requirement		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010:
Total Capital (to Risk Weighted Assets):
Company	$63,163	14.18%	35,624	8.00%	N/A	N/A
Bank	$62,550	14.06%	35,584	8.00%	$44,480	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$57,467	12.91%	17,812	4.00%	N/A	N/A
Bank	$56,861	12.78%	17,792	4.00%	$26,688	6.00%
Tier 1 Capital (to Average Assets):
Company	$57,467	10.54%	21,810	4.00%	N/A	N/A
Bank	$56,861	10.40%	21,859	4.00%	$27,324	5.00%

December 31, 2009:
Total Capital (to Risk Weighted Assets):
Company	$68,892	14.96%	36,848	8.00%	N/A	N/A
Bank	$68,296	14.84%	36,815	8.00%	$46,019	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$63,118	13.70%	18,424	4.00%	N/A	N/A
Bank	$62,527	13.59%	18,408	4.00%	$27,611	6.00%
Tier 1 Capital (to Average Assets):
Company	$63,118	11.50%	21,961	4.00%	N/A	N/A
Bank	$62,527	11.37%	21,995	4.00%	$27,494	5.00%

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

Note 19. Parent Company Only Financial Statements

FIRST NATIONAL CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2010 and 2009

(in thousands)

	2010	2009
Assets
Cash	$91	$110
Investment in subsidiaries, at cost, plus undistributed net income	57,058	63,413
Other assets	693	684

Total assets	$57,842	$64,207

Liabilities and Shareholders’ Equity
Deferred income tax liability	$59	$64
Note payable	—	42
Company obligated mandatorily redeemable capital securities	9,279	9,279
Other liabilities	6	15

Total liabilities	$9,344	$9,400

Preferred stock	$14,127	$13,998
Common stock	3,686	3,664
Surplus	1,582	1,418
Retained earnings, which are substantially undistributed earnings of subsidiaries	28,969	35,104
Unearned ESOP shares	—	(42)
Accumulated other comprehensive income, net	134	665

Total shareholders’ equity	$48,498	$54,807

Total liabilities and shareholders’ equity	$57,842	$64,207

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Operations

Three Years Ended December 31, 2010

(in thousands)

	2010	2009	2008
Income
Dividends from subsidiary	$2,575	$2,575	$5,118
Other	11	(30)	3

	$2,586	$2,545	$5,121

Expense
Interest expense	$439	$470	$642
Stationery and supplies	18	34	24
Legal and professional fees	20	75	59
Other	53	62	118

Total expense	$530	$641	$843

Income before allocated tax benefits and undistributed income of subsidiary	$2,056	$1,904	$4,278

Allocated income tax benefits	176	228	286

Income before equity in undistributed income of subsidiary	$2,232	$2,132	$4,564

Equity in (distributions in excess of) undistributed income of subsidiary	(5,835)	17	(341)

Net (loss) income	$(3,603)	$2,149	$4,223

Effective dividend and accretion on preferred stock	887	704	—

Net (loss) income available to common shareholders	$(4,490)	$1,445	$4,223

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Cash Flows

Three Years Ended December 31, 2010

(in thousands)

	2010	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$(3,603)	$2,149	$4,223
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Undistributed) distributions in excess of earnings of subsidiaries	5,835	(17)	341
Compensation expense for ESOP shares allocated	42	190	147
(Increase) decrease in other assets	(23)	42	184
Increase (decrease) in other liabilities	(9)	7	(13)

Net cash provided by operating activities	$2,240	$2,371	$4,882

Cash Flows from Financing Activities
Principal payments on company obligated mandatorily redeemable capital securities	$—	$—	$(3,093)
Principal payments on other borrowings	(42)	(190)	(147)
Proceeds from issuance of preferred stock	—	13,900	—
Distribution of capital to subsidiary	—	(13,900)	—
Cash dividends paid on common stock	(1,433)	(1,529)	(1,630)
Cash dividends paid on preferred stock	(758)	(509)	—
Shares issued to leveraged ESOP	(26)	(85)	(44)

Net cash used in financing activities	$(2,259)	$(2,313)	$(4,914)

Increase (decrease) in cash and cash equivalents	$(19)	$58	$(32)

Cash and Cash Equivalents
Beginning	110	52	84

Ending	$91	$110	$52

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2010 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Management’s Report on the Effectiveness of Internal Controls over Financial Reporting.”

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth under the headings “Election of Directors – Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” “Committees” and “Director Selection Process” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)    (1)     The response to this portion of Item 15 is included in Item 8 above.

(2)	The response to this portion of Item 15 is included in Item 8 above.

(3)	The following documents are attached hereto or incorporated herein by reference to Exhibits:

3.1	Amended and Restated Articles of Incorporation, as amended and restated on March 3, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008).

3.2	Articles and Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

3.3	Bylaws, as restated in electronic format only as of January 28, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2011).

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.4	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.5	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.6	Amendment to Employment Agreement between the Company and Dennis A. Dysart and M. Shane Bell (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2008).

10.7	Amendment to Employment Agreement between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2008).

10.8	Letter Agreement, dated as of March 13, 2009, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.9	Side Letter Agreement, dated as of March 13, 2009, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.10	Form of Waiver agreement between the Senior Executive Officers and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.11	Form of Consent agreement between the Senior Executive Officers and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.1	TARP Certification of Chief Executive Officer

99.2	TARP Certification of Chief Financial Officer

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:	/s/ Dennis A. Dysart

Interim Chief Executive Officer (on behalf of the registrant and as principal executive officer)

Date:	March 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis A. Dysart Interim Chief Executive Officer (principal executive officer)	Date: March 23, 2011

/s/ M. Shane Bell Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)	Date: March 23, 2011

/s/ Douglas C. Arthur Chairman of the Board of Directors	Date: March 23, 2011

/s/ Byron A. Brill Vice Chairman of the Board of Directors	Date: March 23, 2011

/s/ Elizabeth H. Cottrell Director	Date: March 23, 2011

/s/ Dr. James A. Davis Director	Date: March 23, 2011

/s/ Christopher E. French Director	Date: March 23, 2011

/s/ John K. Marlow Director	Date: March 23, 2011

/s/ W. Allen Nicholls Director	Date: March 23, 2011

/s/ Henry L. Shirkey Director	Date: March 23, 2011

/s/ Gerald F. Smith, Jr. Director	Date: March 23, 2011

/s/ James R. Wilkins, III Director	Date: March 23, 2011

EXHIBIT INDEX

Number	Document
3.1	Amended and Restated Articles of Incorporation, as amended and restated on March 3, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008).

3.2	Articles and Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

3.3	Bylaws, as restated in electronic format only as of January 28, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2011).

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.4	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.5	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.6	Amendment to Employment Agreement between the Company and Dennis A. Dysart and M. Shane Bell (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2008).

10.7	Amendment to Employment Agreement between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2008).

10.8	Letter Agreement, dated as of March 13, 2009, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.9	Side Letter Agreement, dated as of March 13, 2009, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.10	Form of Waiver agreement between the Senior Executive Officers and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.11	Form of Consent agreement between the Senior Executive Officers and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.1	TARP Certification of Chief Executive Officer

99.2	TARP Certification of Chief Financial Officer