Form 10-Q
period 2011-03-31
FIRST NATIONAL CORP /VA/
filed 2011-05-16
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2011, 2,952,303 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$7,329	$5,048
Interest-bearing deposits in banks	14,912	10,949
Federal funds sold	15,000	7,500
Securities available for sale, at fair value	66,660	60,420
Restricted securities, at cost	3,153	3,153
Loans held for sale	150	271
Loans, net of allowance for loan losses, 2011, $13,168, 2010, $16,036	413,148	418,994
Other real estate owned, net of valuation allowance, 2011, $3,026, 2010, $3,341	5,428	3,961
Premises and equipment, net	20,020	20,302
Interest receivable	1,632	1,667
Other assets	12,803	12,364

Total assets	$560,235	$544,629

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$82,226	$78,964
Savings and interest-bearing demand deposits	185,076	178,685
Time deposits	210,421	205,851

Total deposits	$477,723	$463,500
Other borrowings	20,117	20,122
Company obligated mandatorily redeemable capital securities	9,279	9,279
Accrued expenses and other liabilities	3,937	3,230
Commitments and contingencies	—	—

Total liabilities	$511,056	$496,131

Shareholders’ Equity
Preferred stock, $1,000 liquidation preference; 14,595 shares issued and outstanding	$14,160	$14,127
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2011, 2,952,303 shares, 2010, 2,948,901 shares	3,690	3,686
Surplus	1,614	1,582
Retained earnings	29,454	28,969
Accumulated other comprehensive income, net	261	134

Total shareholders’ equity	$49,179	$48,498

Total liabilities and shareholders’ equity	$560,235	$544,629

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended March 31, 2011 and 2010

(in thousands, except per share data)

	(unaudited) March 31, 2011	(unaudited) March 31, 2010
Interest and Dividend Income
Interest and fees on loans	$5,833	$6,260
Interest on federal funds sold	7	—
Interest on deposits in banks	7	2
Interest and dividends on securities available for sale:
Taxable interest	451	468
Tax-exempt interest	123	145
Dividends	17	12

Total interest and dividend income	$6,438	$6,887

Interest Expense
Interest on deposits	$1,303	$1,676
Interest on federal funds purchased	—	5
Interest on company obligated mandatorily redeemable capital securities	109	108
Interest on other borrowings	91	149

Total interest expense	$1,503	$1,938

Net interest income	$4,935	$4,949
Provision for loan losses	270	411

Net interest income after provision for loan losses	$4,665	$4,538

Noninterest Income
Service charges on deposit accounts	$501	$609
ATM and check card fees	371	314
Trust and investment advisory fees	342	310
Fees for other customer services	73	73
Gains on sale of loans	47	40
Gains on sale of securities available for sale	—	2
Net losses on sale of other real estate owned	—	(52)
Other operating income	6	25

Total noninterest income	$1,340	$1,321

Noninterest Expense
Salaries and employee benefits	$2,288	$2,227
Occupancy	341	344
Equipment	325	348
Marketing	105	124
Stationery and supplies	79	97
Legal and professional fees	201	226
ATM and check card fees	171	177
FDIC assessment	190	187
Bank franchise tax	105	100
Provision for other real estate owned	130	—
Other real estate owned expense	126	66
Telecommunications expense	90	64
Other operating expense	404	437

Total noninterest expense	$4,555	$4,397

Income before income taxes	$1,450	$1,462
Income tax provision	447	447

Net income	$1,003	$1,015

Effective dividend on preferred stock	223	221

Net income available to common shareholders	$780	$794

Earnings per common share, basic and diluted	$0.26	$0.27

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three months ended March 31, 2011 and 2010

(in thousands)

	(unaudited) March 31, 2011		(unaudited) March 31, 2010
Cash Flows from Operating Activities
Net income	$1,003		$1,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	298		318
Origination of loans held for sale	(3,170)		(2,838)
Proceeds from sale of loans held for sale	3,338		2,963
Gains on sale of loans held for sale	(47)		(40)
Provision for loan losses	270		411
Provision for other real estate owned	130		—
Gains on sale of securities available for sale, net	—		(2)
Losses on sale of other real estate owned, net	—		52
Accretion of security discounts	(10)		(10)
Amortization of security premiums	114		92
Shares acquired by leveraged ESOP	—		34
Changes in assets and liabilities:
(Increase) decrease in interest receivable	35		(10)
Increase in other assets	(439)		(148)
Increase (decrease) in accrued expenses and other liabilities	542		(527)

Net cash provided by operating activities	$2,064		$1,310

Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$2,733		$2,679
Purchase of securities available for sale	(8,885)		—
Increase in federal funds sold	(7,500)		(2,220)
Purchase of premises and equipment	(16)		(37)
Proceeds from sale of other real estate owned	182		756
Net (increase) decrease in loans	3,897		(626)

Net cash used in investing activities	$(9,589)		$(552)

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$9,653		$4,043
Net increase (decrease) in time deposits	4,570		(11,782)
Proceeds from other borrowings	10,000		23,600
Principal payments on other borrowings	(10,005)		(23,639)
Cash dividends paid on common stock Cash dividends paid on preferred stock	(259 (190	) )	(356 (190	) )
Shares issued to leveraged ESOP	—		(26)

Net cash provided by (used in) financing activities	$13,769		$(8,350)

Increase (decrease) in cash and cash equivalents	$6,244		$(6,488)

Cash and Cash Equivalents
Beginning	$15,997		$14,977

Ending	$22,241		$8,489

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three months ended March 31, 2011 and 2010

(in thousands)

	(unaudited) March 31, 2011	(unaudited) March 31, 2010
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,514	$2,028

Income taxes	$—	$1,446

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain on securities available for sale	$192	$294

Transfer from loans to other real estate owned	$2,292	$1,101

Loan originated from sale of other real estate owned	$640	$—

Issuance of common stock, dividend reinvestment plan	$36	$54

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2011 and 2010

(in thousands, except share and per share data)

(unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2009	$13,998	$3,664	$1,418	$35,104	$(42)	$665		$54,807
Comprehensive income:
Net income	—	—	—	1,015	—	—	$1,015	1,015
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $101)	—	—	—	—	—	—	195	—
Reclassification adjustment (net of tax, $1)	—	—	—	—	—	—	(1)	—

Other comprehensive income (net of tax, $100)	—	—	—	—	—	194	$194	194

Total comprehensive income							$1,209

Shares acquired by leveraged ESOP	—	—	(26)	—	34	—		8
Cash dividends on common stock ($0.14 per share)	—	—	—	(410)	—	—		(410)
Issuance of 5,210 shares common stock, dividend reinvestment plan	—	7	47	—	—	—		54
Cash dividends on preferred stock	—	—	—	(190)	—	—		(190)
Accretion on preferred stock discount	31	—	—	(31)	—	—		—

Balance, March 31, 2010	$14,029	$3,671	$1,439	$35,488	$(8)	$859		$55,478

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2010	$14,127	$3,686	$1,582	$28,969	$—	$134		$48,498
Comprehensive income:
Net income	—	—	—	1,003	—	—	$1,003	1,003
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $65)	—	—	—	—	—	127	127	127

Total comprehensive income							$1,130

Cash dividends on common stock ($0.10 per share)	—	—	—	(295)	—	—		(295)
Issuance of 3,402 shares common stock, dividend reinvestment plan	—	4	32	—	—	—		36
Cash dividends on preferred stock	—	—	—	(190)	—	—		(190)
Accretion on preferred stock discount	33	—	—	(33)	—	—		—

Balance, March 31, 2011	$14,160	$3,690	$1,614	$29,454	$—	$261		$49,179

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2011 and December 31, 2010, the results of operations for the three months ended March 31, 2011 and 2010 and cash flows and changes in shareholders’ equity for the three months ended March 31, 2011 and 2010. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks which have no readily determinable market value. Amortized costs and fair values of securities available for sale at March 31, 2011 and December 31, 2010 were as follows:

	(in thousands) March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$51,904	$1,475	$(153)	$53,226
Obligations of states and political subdivisions	13,061	338	(153)	13,246
Corporate equity securities	23	165	—	188

	$64,988	$1,978	$(306)	$66,660

	(in thousands) December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$45,627	$1,508	$(211)	$46,924
Obligations of states and political subdivisions	13,290	225	(214)	13,301
Corporate equity securities	23	172	—	195

	$58,940	$1,905	$(425)	$60,420

At March 31, 2011 and December 31, 2010, investments in an unrealized loss position that were temporarily impaired were as follows:

	(in thousands) March 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$13,004	$(153)	$—	$—	$13,004	$(153)
Obligations of states and political subdivisions	1,300	(104)	929	(49)	2,229	(153)

	$14,304	$(257)	$929	$(49)	$15,233	$(306)

Notes to Consolidated Financial Statements

(unaudited)

	(in thousands)
	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$11,286	$(211)	$—	$—	$11,286	$(211)
Obligations of states and political subdivisions	2,923	(128)	893	(86)	3,816	(214)

	$14,209	$(339)	$893	$(86)	$15,102	$(425)

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

At March 31, 2011, there were eight U.S. agency and mortgage-backed securities and four obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.8 years at March 31, 2011.

The Company’s investment in FHLB stock totaled $2.3 million at March 31, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is a minimal market for the stock. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2011, and no impairment has been recognized. FHLB stock is shown in restricted securities on the balance sheet and is not part of the available for sale securities portfolio.

Note 3. Loans

Loans at March 31, 2011 and December 31, 2010 are summarized as follows:

	(in thousands)
	March 31, 2011	December 31, 2010
Real estate loans:
Construction	$50,655	$52,591
Secured by 1-4 family residential	120,863	121,506
Other real estate loans	202,208	207,371
Commercial and industrial loans	39,659	40,683
Consumer loans	12,931	12,879

Total loans	$426,316	$435,030
Allowance for loan losses	13,168	16,036

Loans, net	$413,148	$418,994

Consumer loans included $128 thousand and $231 thousand of demand deposit overdrafts at March 31, 2011 and December 31, 2010, respectively.

The Company has a credit concentration of loans secured by real estate. These loans totaled $373.7 million, or 88% of total loans, and $381.5 million, or 88% of total loans, at March 31, 2011 and December 31, 2010, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations may be impacted by local economic conditions.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $42.5 million at March 31, 2011, representing 86% of total equity and 10% of total loans. At December 31, 2010, this concentration totaled $41.6 million representing 86% of total equity and 10% of total loans. These loans are included in other real estate loans in the above table. The Company experienced no loan losses related to this concentration of credit risk during the three month period ended March 31, 2011 and charged down $147 thousand related to these loans during the year ended December 31, 2010.

Notes to Consolidated Financial Statements

(unaudited)

The following table provides a summary of loan classes and an aging of past due loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011 (in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Nonaccrual loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction	$555	$190	$3,345	$4,090	$46,565	$50,655	$3,172	$173
1-4 family residential	2,014	440	74	2,528	118,335	120,863	784	—
Other real estate loans	1,535	551	6,202	8,288	193,920	202,208	7,032	1,481
Commercial and industrial	689	504	—	1,193	38,466	39,659	23	—
Consumer	85	16	5	106	12,825	12,931	5	—

Total	$4,878	$1,701	$9,626	$16,205	$410,111	$426,316	$11,016	$1,654

	December 31, 2010 (in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Nonaccrual loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction	$525	$—	$3,665	$4,190	$48,401	$52,591	$5,780	$—
1-4 family residential	2,642	178	315	3,135	118,371	121,506	628	315
Other real estate loans	10,225	3,475	751	14,451	192,920	207,371	4,407	283
Commercial and industrial	1,033	3	—	1,036	39,647	40,683	—	—
Consumer	168	10	1	179	12,700	12,879	2	—

Total	$14,593	$3,666	$4,732	$22,991	$412,039	$435,030	$10,817	$598

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

Substandard – Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation in full of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weakness inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The Company considers all doubtful loans to be impaired and places the loan on nonaccrual status.

Notes to Consolidated Financial Statements

(unaudited)

The following tables provide an analysis of the credit risk profile of each loan class as of March 31, 2011 and December 31, 2010:

	March 31, 2011 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction	$20,546	$8,453	$19,588	$2,068	$50,655
Secured by 1-4 family residential	103,939	5,573	11,183	168	120,863
Other real estate loans	145,160	13,617	38,649	4,782	202,208
Commercial and industrial	33,879	4,004	1,753	23	39,659
Consumer	12,840	85	6	—	12,931

Total	$316,364	$31,732	$71,179	$7,041	$426,316

	December 31, 2010 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction	$21,212	$5,237	$21,471	$4,671	$52,591
Secured by 1-4 family residential	106,722	4,435	10,349	—	121,506
Other real estate loans	143,874	17,915	43,443	2,139	207,371
Commercial and industrial	34,619	4,033	2,031	—	40,683
Consumer	12,864	13	1	1	12,879

Total	$319,291	$31,633	$77,295	$6,811	$435,030

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the three months ended March 31, 2011 and 2010 and for the year ended December 31, 2010 were as follows:

	(in thousands)
	March 31, 2011	December 31, 2010	March 31, 2010
Balance at beginning of year	$16,036	$7,106	$7,106
Provision charged to operating expense	270	11,731	411
Loan recoveries	87	261	80
Loan charge-offs	(3,225)	(3,062)	(432)

Balance at end of period	$13,168	$16,036	$7,165

Notes to Consolidated Financial Statements

(unaudited)

The following tables present, as of March 31, 2011 and December 31, 2010, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology.

	March 31, 2010
	(in thousands)
	Commercial and Industrial	Other Real Estate	Construction	Secured by 1-4 Family Residential	Consumer Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2010	$858	$9,187	$4,050	$1,681	$260	$16,036
Charge-offs	—	(349)	(2,556)	(235)	(85)	(3,225)
Recoveries	—	—	—	—	87	87
Provision for loan losses	16	176	32	41	5	270

Ending Balance, March 31, 2011	$874	$9,014	$1,526	$1,487	$267	$13,168

Ending Balance:
Individually evaluated for impairment	23	4,917	485	612	—	6,037
Collectively evaluated for impairment	851	4,097	1,041	875	267	7,131

Loans:
Ending Balance	$39,659	$202,208	$50,655	$120,863	$12,931	$426,316

Individually evaluated for impairment	39	25,979	5,847	6,331	—	38,196
Collectively evaluated for impairment	39,620	176,229	44,808	114,532	12,931	388,120

	December 31, 2010
	(in thousands)
	Commercial and Industrial	Other Real Estate	Construction	Secured by 1-4 Family Residential	Consumer Loans	Total
Allowance for loan losses:
Ending Balance	$858	$9,187	$4,050	$1,681	$260	$16,036

Ending Balance:
Individually evaluated for impairment	36	5,020	3,006	536	—	8,597
Collectively evaluated for impairment	822	4,167	1,044	1,145	260	7,439

Loans:
Ending Balance	40,683	207,371	52,591	121,506	12,879	435,030

Ending Balance:
Individually evaluated for impairment	48	28,426	9,709	5,682	—	43,865
Collectively evaluated for impairment	40,635	178,945	42,882	115,824	12,879	391,165

Notes to Consolidated Financial Statements

(unaudited)

Impaired loans and the related allowance at March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011 (in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction	$7,860	$3,380	$2,467	$5,847	$485	$8,792	$38
Secured by 1-4 family	6,353	3,450	2,881	6,331	612	6,124	62
Other real estate loans	26,491	9,606	16,373	25,979	4,917	27,529	240
Commercial and industrial	39	17	22	39	23	54	—
Consumer	—	—	—	—	—	—	—

Total	$40,744	$16,453	$21,743	$38,196	$6,037	$42,500	$340

	December 31, 2010 (in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction	$10,440	$1,217	$8,492	$9,709	$3,006	$2,920	$374
Secured by 1-4 family	5,701	595	5,087	5,682	536	795	222
Other real estate loans	29,480	7,904	20,522	28,426	5,020	18,432	1,345
Commercial and industrial	48	—	48	48	36	163	4
Consumer	—	—	—	—	—	—	—

Total	$45,669	$9,716	$34,149	$43,865	$8,597	$22,310	$1,945

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table. The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on nonaccrual loans.

During the first quarter of 2011, the Bank adjusted its allowance for loan losses methodology by expanding the historical loss period that is applied to the general component of the allowance from one year to three years. The Company decreased the loss history to one year after significant deterioration in economic conditions in 2008. Since then, the Company has been operating in a stable market and has determined that a three-year loss history is more appropriate to reflect a reasonable loss inherent in the loan portfolio. For further information on the Company’s allowance for loan losses methodology, see the “Allowance for Loan Losses” section included in Part I, Item 2 of this Form 10-Q.

Note 5. Other Borrowings

The Bank had unused lines of credit totaling $126.2 million available with non-affiliated banks at March 31, 2011. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets.

At March 31, 2011, the Bank had borrowings from the FHLB system totaling $20.0 million which mature through March 28, 2013. The interest rate on these notes payable ranged from 0.36% to 1.91% and the weighted average rate was 0.97%. The Bank had collateral pledged on these borrowings, including real estate loans totaling $63.1 million and FHLB stock with a book value of $2.3 million.

At March 31, 2011, the Bank had a $117 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at March 31, 2011 and December 31, 2010 with the minimum regulatory guidelines were as follows:

	Actual		(dollars in thousands)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions

			Minimum Capital Requirement

	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011:

Total Capital (to Risk Weighted Assets):
Consolidated	$63,648	14.40%	$35,368	8.00%	N/A	N/A
First Bank	$63,014	14.29%	$35,280	8.00%	$44,100	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$58,027	13.13%	$17,684	4.00%	N/A	N/A
First Bank	$57,407	13.02%	$17,640	4.00%	$26,460	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$58,027	10.50%	$22,111	4.00%	N/A	N/A
First Bank	$57,407	10.40%	$22,090	4.00%	$27,612	5.00%

December 31, 2010:

Total Capital (to Risk Weighted Assets):
Consolidated	$63,163	14.18%	$35,624	8.00%	N/A	N/A
First Bank	$62,550	14.06%	$35,584	8.00%	$44,480	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$57,467	12.91%	$17,812	4.00%	N/A	N/A
First Bank	$56,861	12.78%	$17,792	4.00%	$26,688	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$57,467	10.54%	$21,810	4.00%	N/A	N/A
First Bank	$56,861	10.40%	$21,859	4.00%	$27,324	5.00%

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2011 was 2.91%. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

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

Notes to Consolidated Financial Statements

(unaudited)

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2011, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

Note 8. Benefit Plans

The Bank has a noncontributory, defined benefit pension plan for all full-time employees over 21 years of age with at least one year of credited service and hired prior to May 1, 2011. Benefits are generally based upon years of service and average compensation for the five highest-paid consecutive years of service. The Bank’s funding practice has been to make at least the minimum required annual contribution permitted by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.

Components of the net periodic benefit cost of the plan for the three months ended March 31, 2011 and 2010 were as follows:

	(in thousands)
	For the three months ended March 31,
	2011	2010
Service cost	$90	$77
Interest cost	76	71
Expected return on plan assets	(85)	(78)
Amortization of prior service cost	1	1
Amortization of net obligation at transition	—	(1)
Amortization of net loss	9	5

Net periodic benefit cost	$91	$75

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2010, that it expected to contribute $366 thousand to its pension plan for the 2011 plan year. The Company is planning to make the contribution for the 2011 plan year during the fourth quarter of 2011.

In addition to the defined benefit pension plan, the Company maintains a 401(k) plan and an employee stock ownership plan (ESOP) for eligible employees. The Bank also maintains a Split Dollar Life Insurance Plan that provides life insurance coverage to insurable directors. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information about the Company’s benefit plans.

Note 9. Earnings per Common Share

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged ESOP are not considered to be outstanding. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information about the Company’s leveraged ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per common share were 2,949,166 and 2,932,879 for the three months ended March 31, 2011 and 2010, respectively.

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

Notes to Consolidated Financial Statements

(unaudited)

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

		Fair Value Measurements at March 31, 2011 (in thousands)
Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$53,226	$—	$53,226	$—
Obligations of states and political subdivisions	13,246	—	13,246	—
Corporate equity securities	188	188	—	—

	$66,660	$188	$66,472	$—

Notes to Consolidated Financial Statements

(unaudited)

		Fair Value Measurements at December 31, 2010 (in thousands)
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$46,924	$—	$46,924	$—
Obligations of states and political subdivisions	13,301	—	13,301	—
Corporate equity securities	195	195	—	—

	$60,420	$195	$60,225	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2011.

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis during the periods:

		Carrying Value at March 31, 2011 (in thousands)
Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	$15,706	$—	$15,418	$288

		Carrying Value at December 31, 2010 (in thousands)
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	$25,552	$—	$17,584	$7,968

The following tables summarize the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the periods.

		Carrying Value at March 31, 2011 (in thousands)
Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Other real estate owned	$5,428	$—	$5,428	$—

		Carrying Value at December 31, 2010 (in thousands)
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Other real estate owned	$3,961	$—	$3,961	$—

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2011 and December 31, 2010, fair value of loan commitments and standby letters of credit was immaterial.

The estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	(in thousands)
	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and short-term investments	$37,241	$37,241	$23,497	$23,497
Securities	66,660	66,660	60,420	60,420
Loans, net	413,148	413,955	418,994	420,011
Loans held for sale	150	150	271	271
Accrued interest receivable	1,632	1,632	1,667	1,667

Financial Liabilities
Deposits	$477,723	$442,709	$463,500	$433,300
Other borrowings	20,117	20,325	20,122	20,400
Company obligated mandatorily redeemable capital securities	9,279	9,279	9,279	9,279
Accrued interest payable	540	540	551	551

Notes to Consolidated Financial Statements

(unaudited)

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

•	the ability to raise capital as needed;

•	the successful management of interest rate risk;

•	potential impact on the Company of legislation;

•	difficult market conditions in the Company’s industry; and

•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2010.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition and results of operations of the Company for the three month period ended March 31, 2011 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2010. The results of operations for the three month period ended March 31, 2011 may not be indicative of the results to be achieved for the year.

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

The Bank’s products and services are provided through 10 branch offices, 31 ATMs and its website, www.therespowerinone.com. The Bank operates six of its offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, deposit, trust and investment advisory personnel to be readily available to serve customers throughout the Bank’s market area. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2010.

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

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by factors that include loan growth, asset quality, net charge-offs and economic conditions. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the three month period ended March 31, 2011 was salaries and employee benefits, comprising 50% of noninterest expenses, followed by occupancy and equipment expense, comprising 15% of noninterest expenses.

Quarterly Performance

First quarter 2011 earnings of $1.0 million were consistent with the same quarter of 2010. After the effective dividend on preferred stock, net income available to common shareholders was $780 thousand, or $0.26 per basic and diluted share compared to $794 thousand, or $0.27 per basic and diluted share, for the same period in 2010. Net interest income and noninterest income were relatively unchanged, while noninterest expense increased 4% when comparing the two periods. Return on assets and return on equity were 0.74% and 8.31%, respectively, for the first quarter of 2011 compared to 0.75% and 7.45% for the same quarter in 2010.

Comparing the quarter ended March 31, 2011 to the same period in 2010, net interest income remained relatively unchanged at $4.9 million. The net interest margin was 12 basis points lower and average interest-earning assets were $13.2 million higher when comparing the two periods. The net interest margin was 3.89% for the first quarter of 2011, compared to 4.01% for the same period in 2010. The decline in the margin resulted from a change in the earning asset mix.

The provision for loan losses totaled $270 thousand in the first quarter of 2011 compared to $411 thousand for the same period in 2010. Net charge-offs were $3.1 million for the first quarter of 2011 compared to $352 thousand for the same period in 2010. The allowance for loan losses totaled $13.2 million or 3.09% of total loans at March 31, 2011, compared to $7.2 million or 1.62% of total loans at March 31, 2010. Management regularly evaluates the loan portfolio, economic conditions and other factors to determine an appropriate allowance for loan losses. As a result of those evaluations, management believes the allowance for loan losses was adequate at March 31, 2011.

Noninterest income totaled $1.3 million for the first quarter of 2011, which was consistent with the same quarter of 2010. A decrease in overdraft fee income was offset by increases in ATM, check card and trust and investment advisory fees. Noninterest expense was slightly higher for the first quarter of 2011 when compared to the same quarter of 2010, primarily due to the provision for other real estate owned.

Management Outlook

The Company expects that there will not be a significant change in net interest income, noninterest income or noninterest expense (excluding the provision for OREO) for the remainder of the year when compared to first quarter results. Net interest income is expected to be relatively unchanged as the net interest margin and average earning asset balances are projected to remain stable. The Company is not planning for economic conditions to improve significantly in the local market, which should result in low loan demand and deposit growth. As a result, the earning asset mix is expected to change as loan balances continue decreasing while balances of securities increase. Even though net interest margin pressure is expected from this change in the earning asset mix, the Company plans to reallocate investments from interest-bearing deposits in banks and federal funds sold to investment securities, which will lessen the impact of the mix change. In addition, interest-bearing liabilities are expected to re-price slightly lower throughout the year which should also alleviate margin pressure.

Noninterest income and noninterest expense levels are not expected to change significantly for the remainder of the year, when compared to first quarter results. Higher levels of ATM and check card fee income, and trust and advisory fee income are expected to continue offsetting lower levels of income from service charges on deposit accounts.

Management believes that the allowance for loan losses provides prudent coverage of the risks in the loan portfolio, and that the carrying value of other real estate owned reflects current market conditions. However, the amount of provision for loan losses and provision for other real estate owned will be influenced by collateral values and economic conditions, among other factors. In addition, gains or losses that may occur from the sale of other real estate owned will be impacted by changes in market values.

Non-GAAP Financial Measures

The Company measures the net interest margin as an indicator of profitability. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax-equivalent net interest income is considered in the calculation of this ratio. Tax-equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2011 and 2010 is 34%. The reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income (in thousands)
	For the three months ended
	March 31, 2011	March 31, 2010

GAAP measures:
Interest income - loans	$5,833	$6,260
Interest income - investments and other	605	627
Interest expense - deposits	1,303	1,676
Interest expense - other borrowings	91	149
Interest expense - other	109	113

Total net interest income	$4,935	$4,949

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$13	$10
Tax benefit realized on non-taxable interest income - municipal securities	63	74

Total tax benefit realized on non-taxable interest income	$76	$84

Total tax-equivalent net interest income	$5,011	$5,033

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

•

Real estate construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan; Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

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

The general component relates to loans that are not considered impaired. These unimpaired loans are segregated by loan type and allowance factors are assigned by management based on a three-year loss history, delinquencies, national and local economic trends, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, concentrations of credit, quality of the loan review system and the effect of external factors such as competition and regulatory requirements. The factors assigned differ by loan segment. The general component recognizes potential losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor.

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

Residential loan originations are primarily generated by Bank loan officer solicitations, referrals by real estate professionals and customers. Commercial loans and commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by the Bank’s loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. Information is also obtained to evaluate cash flow available for debt service. Loan quality is analyzed based on the Bank’s experience and credit underwriting guidelines as well as the guidelines issued by the purchasers of loans, depending on the type of loan involved. Real estate collateral is appraised by independent appraisers who have been pre-approved by the Board Loan Committee.

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, certain appraisals are analyzed by management or by an outsourced appraisal review specialist throughout the year. This is performed to ensure reasonableness of collateral valuations. The Company also obtains an independent review of the loan portfolio on an annual basis to analyze loan risk ratings and validate specific reserves on impaired loans.

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At March 31, 2011, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $57.1 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At March 31, 2011 and December 31, 2010, commercial loans not secured by real estate totaled $37.3 million or 9% of total loans and $37.4 million, or 9% of total loans, respectively.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At March 31, 2011, commercial real estate loans totaled $202.2 million or 47% of the Bank’s total loans, as compared to $207.4 million, or 48%, at December 31, 2010. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and carefully evaluates the location and environmental condition of the real estate collateral. To further mitigate risk, the Company monitors loan concentrations within the commercial real estate portfolio, including hotel loans, which totaled $42.5 million, or 10%, of the Bank’s total loans at March 31, 2011 compared to $41.6 million, or 10%, of total loans at December 31, 2010.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at March 31, 2011 and December 31, 2010, were $50.7 million, or 12% of total loans, and $52.6 million, or 12% of total loans, respectively. The majority of these loans have an average life of approximately one year and re-price monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

Residential Real Estate Lending

Residential lending activity may be generated by Bank loan officer solicitations, referrals by real estate professionals, and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. Typically, the Bank originates all fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At March 31, 2011, $120.9 million, or 28%, of total loans consisted of residential real estate loans as compared to $121.5 million, or 28%, at December 31, 2010.

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

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans and installment and demand loans. Consumer loans, including deposit overdraft balances, totaled $12.9 million, or 3% of total loans for each period ending March 31, 2011 and December 31, 2010. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

Net income totaled $1.0 million for the quarter ended March 31, 2011. After the effective dividend on preferred stock, net income available to common shareholders was $780 thousand, or $0.26 per basic and diluted share compared to $794 thousand, or $0.27 per basic and diluted share, for the same period in 2010. Net interest income and noninterest income were relatively unchanged, while noninterest expense increased 4% when comparing the two periods. Return on assets and return on equity were 0.74% and 8.31%, respectively, for the first quarter of 2011 compared to 0.75% and 7.45% for the same quarter in 2010.

Net Interest Income

Comparing the quarter ended March 31, 2011 to the same quarter in 2010, net interest income remained relatively unchanged at $4.9 million. The net interest margin decreased 12 basis points and average interest-earning assets increased $13.2 million when comparing the two periods. The net interest margin was 3.89% for the first quarter of 2011, compared to 4.01% for the same period in 2010. The decline in the margin was a result of a change in the earning asset mix. Loan balances were lower and cash, due from banks, federal funds sold and securities balances were higher in the first quarter of 2011 when compared to the same quarter in 2010.

The Company expects that there will not be a significant change in net interest income for the remainder of the year when compared to first quarter results. Net interest income is expected to be relatively unchanged as the net interest margin and average earning asset balances are projected to remain stable. The Company is not planning for economic conditions to improve significantly in the local market, which should result in low loan demand and deposit growth. As a result, the earning asset mix is expected to change as loan balances continue decreasing while balances of securities increase. Even though the Company expects net interest margin pressure from this change in the earning asset mix, the Company plans to reallocate investments from interest-bearing deposits in banks and federal funds sold to investment securities, which will lessen the impact of the mix change. In addition, interest-bearing liabilities are expected to re-price slightly lower throughout the year which should also alleviate margin pressure.

Provision for Loan Losses

The provision for loan losses totaled $270 thousand in the first quarter of 2011 compared to $411 thousand for the same period in 2010. Net charge-offs were $3.1 million for the first quarter of 2011 compared to $352 thousand for the same period in 2010. The allowance for loan losses totaled $13.2 million or 3.09% of total loans at March 31, 2011, compared to $7.2 million or 1.62% of total loans at March 31, 2010.

Management believes that the allowance for loan losses provides prudent coverage of the risks in the loan portfolio. However, the amount of provision for loan losses will be influenced by collateral values and economic conditions, among other factors.

Noninterest Income

Noninterest income totaled $1.3 million for the first quarter of 2011, which was consistent with the same quarter of 2010. Trust and investment advisory fees increased $32 thousand, or 10%, to $342 thousand for the first quarter of 2011 compared to $310 thousand for the same quarter of 2010. In addition, ATM and check card fees increased $57 thousand, or 18%, to $371 thousand for the first quarter of 2011, compared to $314 thousand for the same period in 2010. This was related to an increase in ATM and check card transactions during the quarter. Service charges on deposit accounts decreased $108 thousand, or 18%, to $501 thousand for the first quarter of 2011 compared to $609 thousand for the same quarter of 2010.

Noninterest income levels are not expected to change significantly for the remainder of the year, when compared to first quarter results. Higher levels of ATM and check card fee income, and trust and advisory fee income are expected to continue offsetting lower levels of income from service charges on deposit accounts.

Noninterest Expense

Noninterest expense increased $158 thousand, or 4%, to $4.6 million for the first quarter of 2011 compared to $4.4 million for the same period in 2010. The slight increase in noninterest expense was primarily due to the provision for other real estate owned.

The Company expects no significant change in noninterest expense, excluding provision for other real estate owned, for the remainder of 2011. Management believes that the carrying value of other real estate owned reflects current market conditions. However, the amount of provision for other real estate owned will be influenced by collateral values and economic conditions, among other factors. In addition, gains or losses that may occur from the sale of other real estate owned may be impacted by changes in market values.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three month period ended March 31, 2011 and 2010. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Financial Condition

General

Total assets were $560.2 million at March 31, 2011 compared to $544.6 million at December 31, 2010. The Company’s trust and investment advisory group had assets under management of $216.8 million at March 31, 2011 compared to $205.5 million at December 31, 2010. Assets managed by the trust and investment advisory group are not held on the Company’s balance sheet.

The Company is not planning for economic conditions to improve significantly in the local market, which should result in low loan demand and deposit growth. As a result, the earning asset mix is expected to change as loan balances continue decreasing while balances of securities increase.

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

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $373.7 million, or 88% of total loans at March 31, 2011 and $381.5 million, or 88% of total loans at December 31, 2010. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is influenced by local economic conditions.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $42.5 million at March 31, 2011, representing 86% of total equity and 10% of total loans. At December 31, 2010, this concentration totaled $41.6 million representing 86% of total shareholders’ equity and 10% of total loans. These loans are included in other real estate loans in the table found in Note 3 of the notes to consolidated financial statements of this Form 10-Q. The Company experienced no loan losses related to this concentration of credit risk during the three month period ended March 31, 2011 and charged down $147 thousand during the year ended December 31, 2010. The Company analyzes this concentration by performing interest rate and vacancy rate stress tests on a quarterly basis. In addition, occupancy reports are evaluated monthly to identify performance trend lines.

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

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $3.0 million and $14.4 million classified as TDRs as of March 31, 2011 and December 31, 2010, respectively.

Asset Quality

Management classifies as nonperforming assets non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $5.4 million in OREO, net of the valuation allowance, at March 31, 2011 and $4.0 million at December 31, 2010. The valuation allowance for other real estate owned totaled $3.0 million at March 31, 2011 and $3.3 million at December 31, 2010.

Nonperforming assets were $16.4 million at March 31, 2011, $14.8 million at December 31, 2010 and $15.1 million at March 31, 2010, representing 2.94%, 2.71% and 2.77% of total assets, respectively. Nonperforming assets included $11.0 million in nonaccrual loans and $5.4 million in OREO, net of the valuation allowance at March 31, 2011.

The higher levels of nonperforming assets in 2011 and 2010 were primarily attributable to weaker local economic conditions that negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in retail operations and residential real estate development. At March 31, 2011, 50% of nonperforming assets related to commercial real estate loans, 43% related to residential development loans and 7% related to residential real estate loans. Nonperforming assets could increase due to other potential problem loans identified by management. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $61.8 million and $73.3 million at March 31, 2011 and December 31, 2010, respectively. Other potential problem loans totaled $73.3 million at December 31, 2010. The amount of other potential problem loans in future periods will be dependent on economic conditions.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $13.2 million at March 31, 2011 and $16.0 million at December 31, 2010, representing 3.09% and 3.69% of total loans, respectively. The Company began utilizing the allowance for loan losses in the first quarter of 2011 to charge-down balances of loans that had been assigned specific reserves in the fourth quarter of 2010.

Impaired loans totaled $38.2 million and $43.9 million at March 31, 2011 and December 31, 2010, respectively. The related allowance for loan losses provided for these loans totaled $6.0 million and $8.6 million at March 31, 2011 and December 31, 2010, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2011 and the year ended December 31, 2010 was $42.5 million and $22.3 million, respectively. Included in the impaired loans total at March 31, 2011 are loans classified as TDRs totaling $3.0 million. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of March 31, 2011, these TDRs were performing under the restructured terms and were not considered nonperforming assets.

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

Securities

Securities at March 31, 2011 were $66.7 million, an increase of $6.3 million, or 10%, from $60.4 million at December 31, 2010. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of March 31, 2011, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits were $477.7 million at March 31, 2011, an increase of 3% from $463.5 million at December 31, 2010. Savings and interest-bearing demand deposits increased $6.4 million or 4% to $185.1 million at March 31, 2011 compared to $178.7 million at December 31, 2010. Time deposits, which include brokered deposits, increased $4.6 million or 2% during the first three months of 2011 to $210.4 million compared to $205.9 million at December 31, 2010. Non-interest bearing demand deposits increased $3.3 million or 4% to $82.2 million during the first three months of 2011 from $79.0 million at December 31, 2010.

Liquidity

Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or with borrowings from correspondent banks or other deposit markets. The Company classifies cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, investment securities and loans maturing within one year as liquid assets. As a result of the Bank’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ borrowing needs. As part of the Bank’s liquidity risk management, stress tests and cash flow modeling are performed quarterly.

At March 31, 2011, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $155.8 million. At March 31, 2011, 28% or $118.2 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $126.2 million at March 31, 2011, which included $86.2 million available from FHLB, $40.0 million of unsecured federal funds lines of credit with other correspondent banks and $3.9 million available through the Federal Reserve Discount Window. During the first three months of 2011, other borrowing activity included repayment of a fixed rate advance from FHLB totaling $10.0 million and borrowing Daily Rate Credit advances as an alternative to purchasing federal funds.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 14.41% at March 31, 2011 and a ratio of Tier 1 capital to risk-weighted assets of 13.14%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Commitments to extend credit, which amounted to $50.6 million at March 31, 2011, and $53.5 million at December 31, 2010, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2011 and December 31, 2010, the Bank had $6.5 million and $6.9 million in outstanding standby letters of credit, respectively.

At March 31, 2011 and December 31, 2010, the Company had no locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures were required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company plans to comply with this Rule with the filing of the June 30, 2011 Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

None

Item 5. Other Information

None

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

3.1	Bylaws of First National Corporation (as restated in electronic format as of January 28, 2011, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2011.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION

(Registrant)

/s/ Dennis A. Dysart	May 16, 2011
Dennis A. Dysart	Date
Interim Chief Executive Officer

/s/ M. Shane Bell	May 16, 2011
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

3.1	Bylaws of First National Corporation (as restated in electronic format as of January 28, 2011, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2011.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350