Form 10-Q/A
period 2011-03-31
FIRST NATIONAL CORP /VA/
filed 2011-05-17
CIK 719402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

First National Corporation (the “Company”) hereby amends its Quarterly Report on Form 10-Q for the period ended March 31, 2011 as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (the “Amendment”).  The original filing, as well as Exhibits 31.1 and 32.1, were signed by the Company's previous Interim Chief Executive Officer.  The Amendment is being filed solely for the purpose of providing a revised Signatures page and new Exhibits 31.1 and 32.1, signed by the Company's new President and Chief Executive Officer, who was appointed May 9, 2011.

No other information in the Form 10-Q for the period ended March 31, 2011 is being amended by the Amendment. For convenience, the entire Quarterly Report on Form 10-Q for the period ended March 31, 2011 has been re-filed in this Amendment. Pursuant to SEC Rule 12b-15, in connection with this filing, we have also re-filed Exhibits 31.2 and 32.2.

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

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	May 16, 2011
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	May 16, 2011
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

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