Form 10-Q
period 2011-06-30
FIRST NATIONAL CORP /VA/
filed 2011-08-12
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 11, 2011, 2,955,649 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$8,431	$5,048
Interest-bearing deposits in banks	21,098	10,949
Federal funds sold	—	7,500
Securities available for sale, at fair value	82,780	60,420
Restricted securities, at cost	2,859	3,153
Loans held for sale	—	271
Loans, net of allowance for loan losses, 2011, $13,778, 2010, $16,036	401,724	418,994
Other real estate owned, net of valuation allowance, 2011, $3,072, 2010, $3,341	5,696	3,961
Premises and equipment, net	19,804	20,302
Interest receivable	1,706	1,667
Other assets	11,151	12,364

Total assets	$555,249	$544,629

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$82,727	$78,964
Savings and interest-bearing demand deposits	189,270	178,685
Time deposits	204,497	205,851

Total deposits	$476,494	$463,500
Other borrowings	18,111	20,122
Company obligated mandatorily redeemable capital securities	9,279	9,279
Accrued expenses and other liabilities	2,768	3,230
Commitments and contingencies	—	—

Total liabilities	$506,652	$496,131

Shareholders’ Equity
Preferred stock, $1,000 liquidation preference; 14,595 shares issued and outstanding	$14,194	$14,127
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2011, 2,955,649 shares, 2010, 2,948,901 shares	3,695	3,686
Surplus	1,644	1,582
Retained earnings	27,991	28,969
Accumulated other comprehensive income, net	1,073	134

Total shareholders’ equity	$48,597	$48,498

Total liabilities and shareholders’ equity	$555,249	$544,629

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Operations

Three months ended June 30, 2011 and 2010

(in thousands, except per share data)

	(unaudited) June 30, 2011	(unaudited) June 30, 2010
Interest and Dividend Income
Interest and fees on loans	$5,818	$6,229
Interest on federal funds sold	4	—
Interest on deposits in banks	5	2
Interest and dividends on securities available for sale:
Taxable interest	572	432
Tax-exempt interest	121	142
Dividends	17	16

Total interest and dividend income	$6,537	$6,821

Interest Expense
Interest on deposits	$1,303	$1,501
Interest on federal funds purchased	—	6
Interest on company obligated mandatorily redeemable capital securities	109	109
Interest on other borrowings	42	103

Total interest expense	$1,454	$1,719

Net interest income	$5,083	$5,102
Provision for loan losses	3,550	1,000

Net interest income after provision for loan losses	$1,533	$4,102

Noninterest Income
Service charges on deposit accounts	$535	$682
ATM and check card fees	410	366
Trust and investment advisory fees	384	294
Fees for other customer services	74	91
Gains on sale of loans	22	25
Gains on sale of securities available for sale, net	41	—
Other operating income	19	31

Total noninterest income	$1,485	$1,489

Noninterest Expense
Salaries and employee benefits	$2,280	$2,290
Occupancy	331	351
Equipment	323	343
Marketing	100	128
Stationery and supplies	87	85
Legal and professional fees	269	194
ATM and check card fees	159	209
FDIC assessment	217	184
Bank franchise tax	104	109
Provision for other real estate owned	46	40
Other real estate owned expense	66	115
Net losses on sale of other real estate owned	8	—
Telecommunications expense	86	70
Other operating expense	440	407

Total noninterest expense	$4,516	$4,525

Income (loss) before income taxes	$(1,498)	$1,066
Income tax provision (benefit)	(553)	313

Net income (loss)	$(945)	$753

Effective dividend on preferred stock	223	221

Net income (loss) available to common shareholders	$(1,168)	$532

Earnings (loss) per common share, basic and diluted	$(0.40)	$0.18

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Operations

Six months ended June 30, 2011 and 2010

(in thousands, except per share data)

	(unaudited)	(unaudited)
	June 30, 2011	June 30, 2010
Interest and Dividend Income
Interest and fees on loans	$11,651	$12,489
Interest on federal funds sold	11	—
Interest on deposits in banks	12	4
Interest and dividends on securities available for sale:
Taxable interest	1,023	900
Tax-exempt interest	244	287
Dividends	34	28

Total interest and dividend income	$12,975	$13,708

Interest Expense
Interest on deposits	$2,606	$3,177
Interest on federal funds purchased	—	11
Interest on company obligated mandatorily redeemable capital securities	218	217
Interest on other borrowings	133	252

Total interest expense	$2,957	$3,657

Net interest income	$10,018	$10,051
Provision for loan losses	3,820	1,411

Net interest income after provision for loan losses	$6,198	$8,640

Noninterest Income
Service charges on deposit accounts	$1,036	$1,291
ATM and check card fees	781	680
Trust and investment advisory fees	726	604
Fees for other customer services	147	164
Gains on sale of loans	69	65
Gains on sale of securities available for sale, net	41	2
Other operating income	25	56

Total noninterest income	$2,825	$2,862

Noninterest Expense
Salaries and employee benefits	$4,568	$4,517
Occupancy	672	695
Equipment	648	691
Marketing	205	252
Stationery and supplies	166	182
Legal and professional fees	470	420
ATM and check card fees	330	386
FDIC assessment	407	371
Bank franchise tax	209	209
Provision for other real estate owned	176	40
Other real estate owned expense	192	181
Net losses on sale of other real estate owned	8	52
Telecommunications expense	176	134
Other operating expense	844	844

Total noninterest expense	$9,071	$8,974

Income (loss) before income taxes	$(48)	$2,528
Income tax provision (benefit)	(106)	760

Net income	$58	$1,768

Effective dividend on preferred stock	446	443

Net income (loss) available to common shareholders	$(388)	$1,325

Earnings (loss) per common share, basic and diluted	$(0.13)	$0.45

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Six months ended June 30, 2011 and 2010

(in thousands)

	(unaudited)		(unaudited)
	June 30, 2011		June 30, 2010
Cash Flows from Operating Activities
Net income	$58		$1,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	592		623
Origination of loans held for sale	(4,001)		(4,626)
Proceeds from sale of loans held for sale	4,341		4,901
Gains on sale of loans held for sale	(69)		(65)
Provision for loan losses	3,820		1,411
Provision for other real estate owned	176		40
Gains on sale of securities available for sale, net	(41)		(2)
Net losses on sale of other real estate owned	8		52
Accretion of security discounts	(29)		(21)
Amortization of security premiums	234		185
Shares acquired by leveraged ESOP	—		42
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(39)		13
(Increase) decrease in other assets	730		(310)
Decrease in accrued expenses and other liabilities	(562)		(1,527)

Net cash provided by operating activities	$5,218		$2,484

Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$9,921		$5,615
Purchase of securities available for sale	(31,023)		—
Proceeds from sales of restricted securities	294		—
Decrease in federal funds sold	7,500		—
Purchase of premises and equipment	(94)		(125)
Proceeds from sale of other real estate owned	384		1,779
Net (increase) decrease in loans	11,247		(3,007)

Net cash provided by (used in) investing activities	$(1,771)		$4,262

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$14,348		$12,422
Net decrease in time deposits	(1,354)		(34,193)
Proceeds from other borrowings	18,001		23,601
Principal payments on other borrowings	(20,012)		(23,654)
Cash dividends paid on common stock Cash dividends paid on preferred stock	(519 (379	) )	(715 (379	) )
Increase in federal funds purchased	—		13,304
Shares issued to leveraged ESOP	—		(26)

Net cash provided by (used in) financing activities	$10,085		$(9,640)

Increase (decrease) in cash and cash equivalents	$13,532		$(2,894)

Cash and Cash Equivalents
Beginning	$15,997		$14,977

Ending	$29,529		$12,083

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Six months ended June 30, 2011 and 2010

(in thousands)

	(unaudited)	(unaudited)
	June 30, 2011	June 30, 2010
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,962	$3,836

Income taxes	$—	$2,541

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain on securities available for sale	$1,422	$405

Transfer from loans to other real estate owned	$2,815	$2,865

Loan originated from sale of other real estate owned	$640	$—

Issuance of common stock, dividend reinvestment plan	$71	$107

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2011 and 2010

(in thousands, except share and per share data)

(unaudited)

						Accumulated
					Unearned	Other
	Preferred Stock	Common Stock	Surplus	Retained Earnings	ESOP Shares	Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2009	$13,998	$3,664	$1,418	$35,104	$(42)	$665		$54,807
Comprehensive income:
Net income	—	—	—	1,768	—	—	$1,768	1,768
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $139)	—	—	—	—	—	—	268	—
Reclassification adjustment (net of tax, $1)	—	—	—	—	—	—	(1)	—

Other comprehensive income (net of tax, $138)	—	—	—	—	—	267	$267	267

Total comprehensive income							$2,035

Shares acquired by leveraged ESOP	—	—	(26)	—	42	—		16
Cash dividends on common stock ($0.28 per share)	—	—	—	(822)	—	—		(822)
Issuance of 9,055 shares common stock, dividend reinvestment plan	—	12	95	—	—	—		107
Cash dividends on preferred stock	—	—	—	(379)	—	—		(379)
Accretion on preferred stock discount	64	—	—	(64)	—	—		—

Balance, June 30, 2010	$14,062	$3,676	$1,487	$35,607	$—	$932		$55,764

						Accumulated
					Unearned	Other
	Preferred Stock	Common Stock	Surplus	Retained Earnings	ESOP Shares	Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2010	$14,127	$3,686	$1,582	$28,969	$—	$134		$48,498
Comprehensive income:
Net income	—	—	—	58	—	—	$58	58
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $497)	—	—	—	—	—	—	966	—
Reclassification adjustment (net of tax, $14)	—	—	—	—	—	—	(27)	—

Other comprehensive income (net of tax, $483)	—	—	—	—	—	939	939	939

Total comprehensive income							$997

Cash dividends on common stock ($0.20 per share)	—	—	—	(590)	—	—		(590)
Issuance of 6,748 shares common stock, dividend reinvestment plan	—	9	62	—	—	—		71
Cash dividends on preferred stock	—	—	—	(379)	—	—		(379)
Accretion on preferred stock discount	67	—	—	(67)	—	—		—

Balance, June 30, 2011	$14,194	$3,695	$1,644	$27,991	$—	$1,073		$48,597

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2011 and December 31, 2010, the results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows and changes in shareholders’ equity for the six months ended June 30, 2011 and 2010. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. Amortized costs and fair values of securities available for sale at June 30, 2011 and December 31, 2010 were as follows:

	(in thousands)
	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$66,976	$2,303	$(3)	$69,276
Obligations of states and political subdivisions	12,879	477	(29)	13,327
Corporate equity securities	23	154	—	177

	$79,878	$2,934	$(32)	$82,780

	(in thousands)
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$45,627	$1,508	$(211)	$46,924
Obligations of states and political subdivisions	13,290	225	(214)	13,301
Corporate equity securities	23	172	—	195

	$58,940	$1,905	$(425)	$60,420

At June 30, 2011 and December 31, 2010, investments in an unrealized loss position that were temporarily impaired were as follows:

	(in thousands)
	June 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$1,997	$(3)	$—	$—	$1,997	$(3)
Obligations of states and political subdivisions	—	—	459	(29)	459	(29)

	$1,997	$(3)	$459	$(29)	$2,456	$(32)

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

At June 30, 2011, there was one U.S. agency and mortgage-backed security and one obligation of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.0 years at June 30, 2011.

The Company’s investment in Federal Home Loan Bank (FHLB) stock totaled $2.0 million at June 30, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is a minimal market for the stock. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2011, and no impairment has been recognized. FHLB stock is shown in restricted securities on the balance sheet and is not part of the available for sale securities portfolio.

Note 3. Loans

Loans at June 30, 2011 and December 31, 2010 are summarized as follows:

	(in thousands)
	June 30, 2011	December 31, 2010
Real estate loans:
Construction	$50,741	$52,591
Secured by 1-4 family residential	120,575	121,506
Other real estate loans	195,766	207,371
Commercial and industrial loans	35,513	40,683
Consumer loans	12,907	12,879

Total loans	$415,502	$435,030
Allowance for loan losses	13,778	16,036

Loans, net	$401,724	$418,994

Consumer loans included $279 thousand and $231 thousand of demand deposit overdrafts at June 30, 2011 and December 31, 2010, respectively.

The Company has a credit concentration of loans secured by real estate. These loans totaled $367.1 million, or 88% of total loans, and $381.5 million, or 88% of total loans, at June 30, 2011 and December 31, 2010, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations may be impacted by local economic conditions.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $42.3 million at June 30, 2011, representing 87% of total equity and 10% of total loans. At December 31, 2010, this concentration totaled $41.6 million representing 86% of total equity and 10% of total loans. These loans are included in other real estate loans in the above table. The Company charged down $1.5 million related to this concentration of credit risk during the six month period ended June 30, 2011 and $147 thousand related to these loans during the year ended December 31, 2010.

Notes to Consolidated Financial Statements

(unaudited)

The following table provides a summary of loan classes and an aging of past due loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	(in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Nonaccrual loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction	$916	$539	$3,540	$4,995	$45,746	$50,741	$3,527	$369
1-4 family residential	3,778	341	435	4,554	116,021	120,575	3,881	—
Other real estate loans	2,150	258	2,211	4,619	191,147	195,766	6,122	—
Commercial and industrial	456	839	536	1,831	33,682	35,513	112	424
Consumer	104	7	—	111	12,796	12,907	—	—

Total	$7,404	$1,984	$6,722	$16,110	$399,392	$415,502	$13,642	$793

	December 31, 2010
	(in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Nonaccrual loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction	$525	$—	$3,665	$4,190	$48,401	$52,591	$5,780	$—
1-4 family residential	2,642	178	315	3,135	118,371	121,506	628	315
Other real estate loans	10,225	3,475	751	14,451	192,920	207,371	4,407	283
Commercial and industrial	1,033	3	—	1,036	39,647	40,683	—	—
Consumer	168	10	1	179	12,700	12,879	2	—

Total	$14,593	$3,666	$4,732	$22,991	$412,039	$435,030	$10,817	$598

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables provide an analysis of the credit risk profile of each loan class as of June 30, 2011 and December 31, 2010:

	June 30, 2011 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction	$22,313	$6,724	$19,636	$2,068	$50,741
Secured by 1-4 family residential	101,448	7,628	11,428	71	120,575
Other real estate loans	145,750	17,076	30,673	2,267	195,766
Commercial and industrial	28,979	4,338	2,084	112	35,513
Consumer	12,907	—	—	—	12,907

Total	$311,397	$35,766	$63,821	$4,518	$415,502

	December 31, 2010 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction	$21,212	$5,237	$21,471	$4,671	$52,591
Secured by 1-4 family residential	106,722	4,435	10,349	—	121,506
Other real estate loans	143,874	17,915	43,443	2,139	207,371
Commercial and industrial	34,619	4,033	2,031	—	40,683
Consumer	12,864	13	1	1	12,879

Total	$319,291	$31,633	$77,295	$6,811	$435,030

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the six months ended June 30, 2011 and 2010 and for the year ended December 31, 2010 were as follows:

	(in thousands)
	June 30, 2011	December 31, 2010	June 30, 2010
Balance at beginning of year	$16,036	$7,106	$7,106
Provision charged to operating expense	3,820	11,731	1,411
Loan recoveries	156	261	134
Loan charge-offs	(6,234)	(3,062)	(1,017)

Balance at end of period	$13,778	$16,036	$7,634

Notes to Consolidated Financial Statements

(unaudited)

The following tables present, as of June 30, 2011 and December 31, 2010, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology.

	June 30, 2011
	(in thousands)
	Commercial and Industrial	Other Real Estate	Construction	Secured by 1-4 Family Residential	Consumer Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2010	$858	$9,187	$4,050	$1,681	$260	$16,036
Charge-offs	(22)	(2,939)	(2,556)	(569)	(148)	(6,234)
Recoveries	—	—	—	—	156	156
Provision for loan losses	245	1,978	783	755	59	3,820

Ending Balance, June 30, 2011	$1,081	$8,226	$2,277	$1,867	$327	$13,778

Ending Balance:
Individually evaluated for impairment	210	3,655	923	1,236	—	6,025
Collectively evaluated for impairment	871	4,571	1,354	631	327	7,753

Loans:
Ending Balance	$35,513	$195,766	$50,741	$120,575	$12,907	$415,502

Individually evaluated for impairment	225	21,206	5,844	6,629	—	33,905
Collectively evaluated for impairment	35,288	174,560	44,897	113,946	12,907	381,597

	December 31, 2010
	(in thousands)
	Commercial and Industrial	Other Real Estate	Construction	Secured by 1-4 Family Residential	Consumer Loans	Total
Allowance for loan losses:
Ending Balance	$858	$9,187	$4,050	$1,681	$260	$16,036

Ending Balance:
Individually evaluated for impairment	36	5,020	3,006	536	—	8,597
Collectively evaluated for impairment	822	4,167	1,044	1,145	260	7,439

Loans:
Ending Balance	40,683	207,371	52,591	121,506	12,879	435,030

Ending Balance:
Individually evaluated for impairment	48	28,426	9,709	5,682	—	43,865
Collectively evaluated for impairment	40,635	178,945	42,882	115,824	12,879	391,165

Notes to Consolidated Financial Statements

(unaudited)

Impaired loans and the related allowance at June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011
	(in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction	$7,860	$3,022	$2,822	$5,844	$923	$7,311	$65
Secured by 1-4 family	6,680	453	6,176	6,629	1,236	6,186	98
Other real estate loans	24,134	9,853	11,353	21,206	3,655	25,569	398
Commercial and industrial	225	14	210	225	210	72	6
Consumer	—	—	—	—	—	—	—

Total	$38,898	$13,343	$20,562	$33,905	$6,025	$39,138	$567

	December 31, 2010
	(in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction	$10,440	$1,217	$8,492	$9,709	$3,006	$2,920	$374
Secured by 1-4 family	5,701	595	5,087	5,682	536	795	222
Other real estate loans	29,480	7,904	20,522	28,426	5,020	18,432	1,345
Commercial and industrial	48	—	48	48	36	163	4
Consumer	—	—	—	—	—	—	—

Total	$45,669	$9,716	$34,149	$43,865	$8,597	$22,310	$1,945

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table. The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on nonaccrual loans.

During the first quarter of 2011, the Bank adjusted its allowance for loan losses methodology by expanding the historical loss period that is applied to the general component of the allowance from one year to three years. The Company decreased the loss history to one year after significant deterioration in economic conditions in 2008. Since then, the Company has determined that a three-year loss history is more appropriate to reflect a reasonable loss inherent in the loan portfolio. For further information on the Company’s allowance for loan losses methodology, see the “Allowance for Loan Losses” section included in Part I, Item 2 of this Form 10-Q.

Note 5. Other Borrowings

The Bank had unused lines of credit totaling $131.1 million available with non-affiliated banks at June 30, 2011. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets.

At June 30, 2011, the Bank had borrowings from the FHLB system totaling $18.0 million which mature through March 28, 2013. The interest rate on these notes payable ranged from 0.36% to 1.91% and the weighted average rate was 1.04%. The Bank had collateral pledged on these borrowings, including real estate loans totaling $63.2 million and FHLB stock with a book value of $2.0 million.

At June 30, 2011, the Bank had a $111 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Capital Requirements

A comparison of the capital of the Company and the Bank at June 30, 2011 and December 31, 2010 with the minimum regulatory guidelines were as follows:

					Minimum
			(dollars in thousands)		To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011:
Total Capital (to Risk Weighted Assets):
Consolidated	$61,295	14.33%	$34,218	8.00%	N/A	N/A
First Bank	$60,672	14.20%	$34,180	8.00%	$42,725	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$55,844	13.06%	$17,109	4.00%	N/A	N/A
First Bank	$55,227	12.93%	$17,090	4.00%	$25,635	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$55,844	10.18%	$21,935	4.00%	N/A	N/A
First Bank	$55,227	10.07%	$21,936	4.00%	$27,420	5.00%

December 31, 2010:
Total Capital (to Risk Weighted Assets):
Consolidated	$63,163	14.18%	$35,624	8.00%	N/A	N/A
First Bank	$62,550	14.06%	$35,584	8.00%	$44,480	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$57,467	12.91%	$17,812	4.00%	N/A	N/A
First Bank	$56,861	12.78%	$17,792	4.00%	$26,688	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$57,467	10.54%	$21,810	4.00%	N/A	N/A
First Bank	$56,861	10.40%	$21,859	4.00%	$27,324	5.00%

Note 7. Company Obligated Mandatorily Redeemable Capital Securities

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2011 was 2.85%. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

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

Notes to Consolidated Financial Statements

(unaudited)

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2011, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three and six months ended June 30, 2011 and 2010 were as follows:

	(in thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Service cost	$90	$77	$180	$153
Interest cost	77	71	153	142
Expected return on plan assets	(85)	(78)	(170)	(156)
Amortization of prior service cost	1	1	2	2
Amortization of net obligation at transition	—	(1)	—	(2)
Amortization of net loss	9	5	18	10

Net periodic benefit cost	$92	$75	$183	$149

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

Note 9. Earnings per Common Share

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged ESOP are not considered to be outstanding. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information about the Company’s leveraged ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per common share were 2,952,818 and 2,937,480 for the three months ended June 30, 2011 and 2010, respectively, and 2,951,002 and 2,935,192 for the six months ended June 30, 2011 and 2010, respectively.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

		Fair Value Measurements at June 30, 2011 (in thousands)
Description	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$69,276	$—	$69,276	$—
Obligations of states and political subdivisions	13,327	—	13,327	—
Corporate equity securities	177	177	—	—

	$82,780	$177	$82,603	$—

Notes to Consolidated Financial Statements

(unaudited)

		Fair Value Measurements at December 31, 2010 (in thousands)
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$46,924	$—	$46,924	$—
Obligations of states and political subdivisions	13,301	—	13,301	—
Corporate equity securities	195	195	—	—

	$60,420	$195	$60,225	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six months ended June 30, 2011.

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis during the periods:

		Carrying Value at June 30, 2011 (in thousands)
Description	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	$14,537	$—	$13,460	$1,077

		Carrying Value at December 31, 2010 (in thousands)
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	$25,552	$—	$17,584	$7,968

The following tables summarize the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the periods.

		Carrying Value at June 30, 2011 (in thousands)
Description	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Other real estate owned	$5,696	$—	$5,696	$—

		Carrying Value at December 31, 2010 (in thousands)
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Other real estate owned	$3,961	$—	$3,961	$—

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2011 and December 31, 2010, fair value of loan commitments and standby letters of credit was immaterial.

The estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	(in thousands)
	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term investments	$29,529	$29,529	$23,497	$23,497
Securities	82,780	82,780	60,420	60,420
Loans, net	401,724	401,073	418,994	420,011
Loans held for sale	—	—	271	271
Accrued interest receivable	1,706	1,706	1,667	1,667

Financial Liabilities
Deposits	$476,494	$448,940	$463,500	$433,300
Other borrowings	18,111	18,233	20,122	20,400
Company obligated mandatorily redeemable capital securities	9,279	9,279	9,279	9,279
Accrued interest payable	546	546	551	551

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

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition and results of operations of the Company for the three and six month periods ended June 30, 2011 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2010. The results of operations for the three and six month periods ended June 30, 2011 may not be indicative of the results to be achieved for the year.

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

The Bank’s products and services are provided through 10 branch offices, 30 ATMs and its website, www.therespowerinone.com. The Bank operates six of its offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, deposit, trust and investment advisory personnel to be readily available to serve customers throughout the Bank’s market area. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2010.

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

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by factors that include loan growth, asset quality, net charge-offs and economic conditions. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the six month period ended June 30, 2011 was salaries and employee benefits, comprising 50% of noninterest expenses, followed by occupancy and equipment expense, comprising 15% of noninterest expenses.

Quarterly Performance

During the second quarter 2011, the Company recorded $3.6 million in provision for loan losses which resulted in a loss of $945 thousand. After the effective dividend on preferred stock, net loss available to common shareholders was $1.2 million, or $0.40 per basic and diluted share, compared to net income available to common shareholders of $532 thousand, or $0.18 per basic and diluted share, for the same period in 2010. Net interest income, noninterest income and noninterest expense were all relatively consistent when comparing the two periods. Return on assets and return on equity were -0.69% and -7.68%, respectively, for the second quarter of 2011 compared to 0.55% and 5.41% for the same quarter in 2010.

Comparing the quarter ended June 30, 2011 to the same period in 2010, net interest income remained stable at $5.1 million. Average interest-earning assets were $11.0 million higher when comparing the two periods. The net interest margin was 4.00% for the second quarter of 2011, compared to 4.11% for the same period in 2010. The slight decline in the margin resulted from a change in the earning asset mix.

The provision for loan losses totaled $3.6 million in the second quarter of 2011 compared to $1.0 million for the same period in 2010. Net charge-offs were $2.9 million for the second quarter of 2011 compared to $531 thousand for the same period in 2010. The allowance for loan losses totaled $13.8 million or 3.32% of total loans at June 30, 2011, compared to $7.6 million or 1.73% of total loans at June 30, 2010. The higher provision was related to lower loan collateral values and an increase in charge-offs. Management regularly evaluates the loan portfolio, economic conditions and other factors to determine an appropriate allowance for loan losses. As a result of those evaluations, management believes the allowance for loan losses was appropriate at June 30, 2011.

Noninterest income totaled $1.5 million for the second quarter of 2011, which was consistent with the same quarter of 2010. Increases in ATM, check card and trust and investment advisory fees offset a decrease in overdraft fee income. Noninterest expense was relatively unchanged at $4.5 million for the second quarter of 2011 when compared to the same quarter of 2010, resulting in an efficiency ratio of 67.58% compared to 67.22% for the prior year period.

Year-to-Date Performance

For the six months ended June 30, 2011, net income was $58 thousand compared to $1.8 million for the same period in 2010. After the effective dividend on preferred stock, net loss available to common shareholders was $388 thousand, or $0.13 per basic and diluted share, compared to net income available to common shareholders of $1.3 million, or $0.45 per basic and diluted share, for the same period in 2010. The decrease in earnings for the six months ended June 30, 2011 was primarily the result of a $2.4 million increase in the provision for loan losses when comparing the periods. Return on assets was 0.02% for the six months ended June 30, 2011 compared to 0.65% for the same period in 2010, and return on equity was 0.24% for the six months ended June 30, 2011 compared to 6.42% for the same period in 2010.

Net interest income was relatively unchanged at $10.0 million for the six months ended June 30, 2011 compared to $10.1 million for the same period in 2010. The net interest margin was 12 basis points lower while average interest-earning assets were $12.2 million higher when comparing the two periods. The net interest margin was 3.94% for the six months ended June 30, 2011, compared to 4.06% for the same period in 2010.

For the six months ended June 30, 2011, the loan loss provision totaled $3.8 million compared to $1.4 million for the same period in 2010. During 2011, the provision for loan losses was a result of lower loan collateral values and higher net charge-offs. Net charge-offs were $6.1 million for the first half of 2011 compared to $883 thousand for the same period in 2010. During 2010, the provision for loan losses resulted from unfavorable economic conditions, declines in collateral values and specific reserves on impaired loans.

Noninterest income decreased slightly to $2.8 million for the six months ended June 30, 2011 from $2.9 million for the same period in 2010. Increases in ATM, check card and trust and investment advisory fees were offset by a decrease in overdraft fee income. Noninterest expense was relatively unchanged for the six months ended June 30, 2011, compared to the same period in 2010, when excluding the provision for other real estate owned. The provision for other real estate owned totaled $176 thousand for the six months ended June 30, 2011 compared to $40 thousand for the same period in 2010.

Management Outlook

The Company does not expect a significant change in net interest income, noninterest income or noninterest expense (excluding the provision for OREO) for the remainder of the year when compared to second quarter results. Net interest income is expected to be relatively unchanged as the net interest margin and average earning asset balances are projected to remain stable. The Company is not planning for economic conditions to improve significantly in the local market, which should result in low loan demand and deposit growth. As a result, the earning asset mix is expected to continue to change as loan balances continue decreasing while balances of securities increase. Even though net interest margin pressure is expected from this change in the earning asset mix, the Company plans to continue reallocating investments from interest-bearing deposits in banks and federal funds sold to investment securities, which will lessen the impact of the mix change. In addition, interest-bearing liabilities are expected to re-price slightly lower throughout the remainder of the year which should also mitigate margin pressure.

Noninterest income and noninterest expense levels are not expected to change significantly for the remainder of the year, when compared to second quarter results. Higher levels of ATM and check card fee income, and trust and advisory fee income are expected to continue offsetting lower levels of income from service charges on deposit accounts.

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	(in thousands)
	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

GAAP measures:
Interest income - loans	$5,818	$6,229	$11,651	$12,489
Interest income - investments and other	719	592	1,324	1,219
Interest expense - deposits	1,303	1,501	2,606	3,177
Interest expense - other borrowings	42	103	133	252
Interest expense - other	109	115	218	228

Total net interest income	$5,083	$5,102	$10,018	$10,051

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$15	$10	$26	$20
Tax benefit realized on non-taxable interest income - municipal securities	62	73	126	147

Total tax benefit realized on non-taxable interest income	$77	$83	$152	$167

Total tax-equivalent net interest income	$5,160	$5,185	$10,170	$10,218

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At June 30, 2011, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $58.8 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At June 30, 2011 and December 31, 2010, commercial loans not secured by real estate totaled $35.5 million or 9% of total loans and $40.7 million, or 9% of total loans, respectively.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At June 30, 2011, commercial real estate loans totaled $195.8 million or 47% of the Bank’s total loans, as compared to $207.4 million, or 48%, at December 31, 2010. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and carefully evaluates the location and environmental condition of the real estate collateral. To further mitigate risk, the Company monitors loan concentrations within the commercial real estate portfolio, including hotel loans, which totaled $42.3 million, or 10%, of the Bank’s total loans at June 30, 2011 compared to $41.6 million, or 10%, of total loans at December 31, 2010.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at June 30, 2011 and December 31, 2010, were $50.7 million, or 12% of total loans, and $52.6 million, or 12% of total loans, respectively. The majority of these loans have an average life of approximately one year and re-price monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

Residential Real Estate Lending

Residential lending activity may be generated by Bank loan officer solicitations, referrals by real estate professionals, and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. Typically, the Bank originates all fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At June 30, 2011, $120.6 million, or 29%, of total loans consisted of residential real estate loans as compared to $121.5 million, or 28%, at December 31, 2010.

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

The Company does not participate in sub-prime lending practices so issues in the residential mortgage market from sub-prime lending have not had, and are not expected to have, a direct impact on earnings. Nevertheless, the Company is subject to risks associated with general economic and business conditions in its market area, as well as the condition of the regional residential mortgage market, each of which has been impacted by sub-prime lending and related issues.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans and installment and demand loans. Consumer loans, including deposit overdraft balances, totaled $12.9 million, or 3% of total loans for each period ending June 30, 2011 and December 31, 2010. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

During the second quarter 2011, the Company recorded $3.6 million in provision for loan losses which resulted in a loss of $945 thousand. After the effective dividend on preferred stock, net loss available to common shareholders was $1.2 million, or $0.40 per basic and diluted share, compared to net income available to common shareholders of $532 thousand, or $0.18 per basic and diluted share, for the same period in 2010. Net interest income, noninterest income and noninterest expense were all relatively consistent when comparing the two periods. Return on assets and return on equity were -0.69% and -7.68%, respectively, for the second quarter of 2011 compared to 0.55% and 5.41% for the same quarter in 2010.

For the six months ended June 30, 2011, net income was $58 thousand compared to $1.8 million for the same period in 2010. After the effective dividend on preferred stock, net loss available to common shareholders was $388 thousand, or $0.13 per basic and diluted share, compared to net income available to common shareholders of $1.3 million, or $0.45 per basic and diluted share, for the same period in 2010. The decrease in earnings for the six months ended June 30, 2011 was primarily the result of a $2.4 million increase in the provision for loan losses when comparing the periods. Return on assets was 0.02% for the six months ended June 30, 2011 compared to 0.65% for the same period in 2010, and return on equity was 0.24% for the six months ended June 30, 2011 compared to 6.42% for the same period in 2010.

Net Interest Income

Comparing the quarter ended June 30, 2011 to the same period in 2010, net interest income remained stable at $5.1 million. Average interest-earning assets were $11.0 million higher when comparing the two periods. The net interest margin was 4.00% for the second quarter of 2011, compared to 4.11% for the same period in 2010. The slight decline in the margin resulted from a change in the earning asset mix. Loan balances were lower and cash, due from banks, federal funds sold and securities balances were higher in the second quarter of 2011 when compared to the same quarter in 2010.

Net interest income was relatively unchanged at $10.0 million for the six months ended June 30, 2011 compared to $10.1 million for the same period in 2010. The net interest margin was 12 basis points lower while average interest-earning assets were $12.2 million higher when comparing the two periods. The net interest margin was 3.94% for the six months ended June 30, 2011, compared to 4.06% for the same period in 2010.

The Company does not expect a significant change in net interest income for the remainder of the year when compared to second quarter results. Net interest income is expected to be relatively unchanged as the net interest margin and average earning asset balances are projected to remain stable. The Company is not planning for economic conditions to improve significantly in the local market, which should result in low loan demand and deposit growth. As a result, the earning asset mix is expected to continue to change as loan balances continue decreasing while balances of securities increase. Even though the Company expects net interest margin pressure from this change in the earning asset mix, the Company plans to continue reallocating investments from interest-bearing deposits in banks and federal funds sold to investment securities, which will lessen the impact of the mix change. In addition, interest-bearing liabilities are expected to re-price slightly lower throughout the remainder of the year which should also mitigate margin pressure.

Provision for Loan Losses

The provision for loan losses totaled $3.6 million in the second quarter of 2011 compared to $1.0 million for the same period in 2010. Net charge-offs were $2.9 million for the second quarter of 2011 compared to $531 thousand for the same period in 2010. The allowance for loan losses totaled $13.8 million or 3.32% of total loans at June 30, 2011, compared to $7.6 million or 1.73% of total loans at June 30, 2010. The higher provision was related to lower collateral values and an increase in charge-offs.

For the six months ended June 30, 2011, the loan loss provision totaled $3.8 million compared to $1.4 million for the same period in 2010. During 2011, the provision for loan losses was a result of lower loan collateral values and higher net charge-offs. Net charge-offs were $6.1 million for the first half of 2011 compared to $883 thousand for the same period in 2010. During 2010, the provision for loan losses resulted from unfavorable economic conditions, declines in collateral values and specific reserves on impaired loans.

Management believes that the allowance for loan losses provides prudent coverage of the risks in the loan portfolio. However, the amount of provision for loan losses will be influenced by collateral values and economic conditions, among other factors.

Noninterest Income

Noninterest income totaled $1.5 million for the second quarter of 2011, which was consistent with the same quarter of 2010. Trust and investment advisory fees increased $90 thousand, or 31%, to $384 thousand for the second quarter of 2011 compared to $294 thousand for the same quarter of 2010. In addition, ATM and check card fees increased $44 thousand, or 12%, to $410 thousand for the second quarter of 2011, compared to $366 thousand for the same period in 2010. This was related to an increase in ATM and check card transactions during the quarter. Service charges on deposit accounts decreased $147 thousand, or 22%, to $535 thousand for the second quarter of 2011 compared to $682 thousand for the same quarter of 2010, as a result of a decrease in overdraft fee income.

Noninterest income decreased slightly to $2.8 million for the six months ended June 30, 2011 from $2.9 million for the same period in 2010. Increases in ATM, check card and trust and investment advisory fees were offset by a decrease in overdraft fee income.

Noninterest income levels are not expected to change significantly for the remainder of the year, when compared to second quarter results. Higher levels of ATM and check card fee income, and trust and advisory fee income are expected to continue offsetting lower levels of income from service charges on deposit accounts.

Noninterest Expense

Noninterest expense was relatively unchanged at $4.5 million for the second quarter of 2011 compared to the same period in 2010, resulting in an efficiency ratio of 67.58% compared to 67.22% for the prior year period.

The Company does not expect a significant change in noninterest expense, excluding provision for other real estate owned, for the remainder of 2011. Management believes that the carrying value of other real estate owned reflects current market conditions. However, the amount of provision for other real estate owned will be influenced by collateral values and economic conditions, among other factors. In addition, gains or losses that may occur from the sale of other real estate owned may be impacted by changes in market values.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and six month periods ended June 30, 2011 and 2010. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Financial Condition

General

Total assets were $555.2 million at June 30, 2011 compared to $544.6 million at December 31, 2010. The Company’s trust and investment advisory group had assets under management of $221.7 million at June 30, 2011 compared to $205.5 million at December 31, 2010. Assets managed by the trust and investment advisory group are not held on the Company’s balance sheet.

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

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $367.1 million, or 88% of total loans at June 30, 2011 and $381.5 million, or 88% of total loans at December 31, 2010. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is influenced by local economic conditions.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $42.3 million at June 30, 2011, representing 87% of total equity and 10% of total loans. At December 31, 2010, this concentration totaled $41.6 million representing 86% of total shareholders’ equity and 10% of total loans. These loans are included in other real estate loans in the table found in Note 3 of the notes to consolidated financial statements of this Form 10-Q. The Company charged down $1.5 million related to this concentration of credit risk during the six month period ended June 30, 2011 and $147 thousand during the year ended December 31, 2010. The Company analyzes this concentration by performing interest rate and vacancy rate stress tests on a quarterly basis. In addition, occupancy reports are evaluated monthly to identify performance trend lines.

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

Asset Quality

Management classifies as nonperforming assets non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $5.7 million in OREO, net of the valuation allowance, at June 30, 2011 and $4.0 million at December 31, 2010. The valuation allowance for other real estate owned totaled $3.1 million at June 30, 2011 and $3.3 million at December 31, 2010.

Nonperforming assets were $19.3 million at June 30, 2011, $14.8 million at December 31, 2010 and $14.3 million at June 30, 2010, representing 3.48%, 2.71% and 2.62% of total assets, respectively. Nonperforming assets included $13.6 million in nonaccrual loans and $5.7 million in OREO, net of the valuation allowance at June 30, 2011.

The levels of nonperforming assets in 2011 and 2010 were primarily attributable to weaker local economic conditions that negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in retail operations and residential real estate development. At June 30, 2011, 40% of nonperforming assets related to commercial real estate loans, 38% related to residential development loans and 22% related to residential real estate loans. Nonperforming assets could increase due to other potential problem loans identified by management. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $54.7 million and $73.3 million at June 30, 2011 and December 31, 2010, respectively. The amount of other potential problem loans in future periods will be dependent on economic conditions.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $13.8 million at June 30, 2011 and $16.0 million at December 31, 2010, representing 3.32% and 3.69% of total loans, respectively.

Impaired loans totaled $33.9 million and $43.9 million at June 30, 2011 and December 31, 2010, respectively. The related allowance for loan losses provided for these loans totaled $6.0 million and $8.6 million at June 30, 2011 and December 31, 2010, respectively. The average recorded investment in impaired loans during the six months ended June 30, 2011 and the year ended December 31, 2010 was $39.1 million and $22.3 million, respectively. Included in the impaired loans total at June 30, 2011 are loans classified as TDRs totaling $8.0 million. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of June 30, 2011, these TDRs were performing under the restructured terms and were not considered nonperforming assets.

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

Securities

Securities at June 30, 2011 were $82.8 million, an increase of $22.4 million, or 37%, from $60.4 million at December 31, 2010. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of June 30, 2011, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits were $476.5 million at June 30, 2011, an increase of 3% from $463.5 million at December 31, 2010. Savings and interest-bearing demand deposits increased $10.6 million or 6% to $189.3 million at June 30, 2011 compared to $178.7 million at December 31, 2010. Non-interest bearing demand deposits increased $3.8 million or 5% to $82.7 million during the first six months of 2011 from $79.0 million at December 31, 2010. Time deposits, which include brokered deposits, decreased $1.4 million or 1% during the first six months of 2011 to $204.5 million compared to $205.9 million at December 31, 2010.

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

At June 30, 2011, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $135.5 million. At June 30, 2011, 25% or $105.7 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $131.3 million at June 30, 2011, which included $87.4 million available from FHLB, $40.0 million of unsecured federal funds lines of credit with other correspondent banks and $3.9 million available through the Federal Reserve Discount Window. During the first six months of 2011, other borrowing activity included repayment of a fixed rate advance from FHLB totaling $10.0 million and borrowing Daily Rate Credit advances as an alternative to purchasing federal funds.

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

In order to maintain solid capital levels in light of the current economic environment, the Company’s Board of Directors determined in July 2011 to suspend cash dividends on the Company’s common stock.

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 14.31% at June 30, 2011 and a ratio of Tier 1 capital to risk-weighted assets of 13.04%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

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

Commitments to extend credit, which amounted to $52.1 million at June 30, 2011, and $53.4 million at December 31, 2010, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At June 30, 2011 and December 31, 2010, the Bank had $6.5 million and $6.9 million in outstanding standby letters of credit, respectively.

The Company had $150 thousand in locked-rate commitments to originate mortgage loans at June 30, 2011 and none at December 31, 2010. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company complied with this Rule with the filing of this June 30, 2011 Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Other than as set forth below, there were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010.

Concerns regarding downgrade of the U.S. credit rating could have a material adverse effect on our business, financial condition and liquidity.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. These downgrades could have a material adverse impact on financial markets and economic conditions in the United States generally, the market value of such instruments and the credit risk associated with State governments such as Virginia that have significant economic relationships with the U.S. government. Debt instruments of this nature are key assets on the balance sheets of financial institutions, including ours. In turn, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity and could exacerbate the other risks to which we are subject, including those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

None

Item 5. Other Information

None

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

3.1	Bylaws, as restated in electronic format only as of August 3, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011).

10.1	Employment Agreement, dated May 9, 2011, by and between First National Corporation and Scott C. Harvard, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2011.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	August 12, 2011
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	August 12, 2011
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

3.1	Bylaws, as restated in electronic format only as of August 3, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2011).

10.1	Employment Agreement, dated May 9, 2011, by and between First National Corporation and Scott C. Harvard, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2011.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.