Form 10-Q
period 2011-09-30
FIRST NATIONAL CORP /VA/
filed 2011-11-10
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 9, 2011, 2,955,649 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$6,409	$5,048
Interest-bearing deposits in banks	16,316	10,949
Federal funds sold	—	7,500
Securities available for sale, at fair value	85,460	60,420
Restricted securities, at cost	2,889	3,153
Loans held for sale	—	271
Loans, net of allowance for loan losses, 2011, $18,502, 2010, $16,036	390,706	418,994
Other real estate owned, net of valuation allowance, 2011, $3,999, 2010, $3,341	5,576	3,961
Premises and equipment, net	19,657	20,302
Interest receivable	1,660	1,667
Other assets	12,848	12,364

Total assets	$541,521	$544,629

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$81,836	$78,964
Savings and interest-bearing demand deposits	190,388	178,685
Time deposits	185,798	205,851

Total deposits	$458,022	$463,500
Other borrowings	25,106	20,122
Trust preferred capital notes	9,279	9,279
Other liabilities	3,099	3,230

Total liabilities	$495,506	$496,131

Shareholders’ Equity
Preferred stock, $1,000 liquidation preference; 14,595 shares issued and outstanding	$14,229	$14,127
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2011, 2,955,649 shares, 2010, 2,948,901 shares	3,695	3,686
Surplus	1,644	1,582
Retained earnings	24,859	28,969
Accumulated other comprehensive income, net	1,588	134

Total shareholders’ equity	$46,015	$48,498

Total liabilities and shareholders’ equity	$541,521	$544,629

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Operations

Three months ended September 30, 2011 and 2010

(in thousands, except per share data)

	(unaudited) September 30, 2011	(unaudited) September 30, 2010
Interest and Dividend Income
Interest and fees on loans	$5,666	$6,239
Interest on federal funds sold	2	1
Interest on deposits in banks	3	5
Interest and dividends on securities available for sale:
Taxable interest	595	398
Tax-exempt interest	121	132
Dividends	16	15

Total interest and dividend income	$6,403	$6,790

Interest Expense
Interest on deposits	$1,204	$1,397
Interest on federal funds purchased	—	1
Interest on trust preferred capital notes	109	112
Interest on other borrowings	42	104

Total interest expense	$1,355	$1,614

Net interest income	$5,048	$5,176
Provision for loan losses	5,575	1,200

Net interest income (loss) after provision for loan losses	$(527)	$3,976

Noninterest Income
Service charges on deposit accounts	$590	$668
ATM and check card fees	391	378
Trust and investment advisory fees	350	330
Fees for other customer services	84	75
Gains on sale of loans	25	76
Gains (losses) on sale of securities available for sale, net	—	(9)
Other operating income (loss)	33	(10)

Total noninterest income	$1,473	$1,508

Noninterest Expense
Salaries and employee benefits	$2,299	$2,239
Occupancy	347	358
Equipment	325	344
Marketing	109	142
Stationery and supplies	88	110
Legal and professional fees	276	210
ATM and check card fees	162	219
FDIC assessment	181	177
Bank franchise tax	103	109
Provision for other real estate owned	927	111
Other real estate owned expense	133	30
Net (gains) losses on sale of other real estate owned	(36)	(29)
Telecommunications expense	63	72
Data processing	79	66
Other operating expense	332	348

Total noninterest expense	$5,388	$4,506

Income (loss) before income taxes	$(4,442)	$978
Income tax provision (benefit)	(1,556)	284

Net income (loss)	$(2,886)	$694

Effective dividend on preferred stock	224	221

Net income (loss) available to common shareholders	$(3,110)	$473

Earnings (loss) per common share, basic and diluted	$(1.05)	$0.16

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Operations

Nine months ended September 30, 2011 and 2010

(in thousands, except per share data)

	(unaudited) September 30, 2011	(unaudited) September 30, 2010
Interest and Dividend Income
Interest and fees on loans	$17,317	$18,728
Interest on federal funds sold	13	1
Interest on deposits in banks	15	9
Interest and dividends on securities available for sale:
Taxable interest	1,618	1,298
Tax-exempt interest	365	419
Dividends	50	43

Total interest and dividend income	$19,378	$20,498

Interest Expense
Interest on deposits	$3,810	$4,574
Interest on federal funds purchased	—	12
Interest on trust preferred capital notes	327	329
Interest on other borrowings	175	356

Total interest expense	$4,312	$5,271

Net interest income	$15,066	$15,227
Provision for loan losses	9,395	2,611

Net interest income after provision for loan losses	$5,671	$12,616

Noninterest Income
Service charges on deposit accounts	$1,626	$1,959
ATM and check card fees	1,172	1,058
Trust and investment advisory fees	1,076	934
Fees for other customer services	231	239
Gains on sale of loans	94	141
Gains (losses) on sale of securities available for sale, net	41	(7)
Other operating income	58	46

Total noninterest income	$4,298	$4,370

Noninterest Expense
Salaries and employee benefits	$6,867	$6,756
Occupancy	1,019	1,053
Equipment	973	1,035
Marketing	314	394
Stationery and supplies	254	292
Legal and professional fees	746	630
ATM and check card fees	492	605
FDIC assessment	588	548
Bank franchise tax	312	318
Provision for other real estate owned	1,103	151
Other real estate owned expense	325	211
Net (gains) losses on sale of other real estate owned	(28)	23
Telecommunications expense	239	206
Data processing	220	187
Other operating expense	1,035	1,071

Total noninterest expense	$14,459	$13,480

Income (loss) before income taxes	$(4,490)	$3,506
Income tax provision (benefit)	(1,662)	1,044

Net income (loss)	$(2,828)	$2,462

Effective dividend on preferred stock	670	664

Net income (loss) available to common shareholders	$(3,498)	$1,798

Earnings (loss) per common share, basic and diluted	$(1.18)	$0.61

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Nine months ended September 30, 2011 and 2010

(in thousands)

	(unaudited) September 30, 2011	(unaudited) September 30, 2010
Cash Flows from Operating Activities
Net income (loss)	$(2,828)	$2,462
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	896	933
Origination of loans held for sale	(6,277)	(10,745)
Proceeds from sale of loans held for sale	6,642	10,169
Gains on sale of loans held for sale	(94)	(141)
Provision for loan losses	9,395	2,611
Provision for other real estate owned	1,103	151
(Gains) losses on sale of securities available for sale, net	(41)	7
Net (gains) losses on sale of other real estate owned	(28)	23
Accretion of discounts and amortization of premiums on securities, net	339	243
Shares acquired by leveraged ESOP	—	42
Changes in assets and liabilities:
Decrease in interest receivable	7	38
(Increase) decrease in other assets	(1,233)	43
Decrease in other liabilities	(231)	(1,764)

Net cash provided by operating activities	$7,650	$4,072

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$2,557	$1,509
Proceeds from maturities, calls, and principal payments of securities available for sale	11,075	8,103
Purchase of securities available for sale	(36,768)	(6,664)
Proceeds from sales of restricted securities	264	184
Decrease in federal funds sold	7,500	—
Purchase of premises and equipment	(251)	(248)
Proceeds from sale of other real estate owned	784	2,353
Net decrease in loans	15,520	1,011

Net cash provided by investing activities	$681	$6,248

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$14,575	$17,192
Net decrease in time deposits	(20,053)	(27,955)
Proceeds from other borrowings	33,001	23,601
Principal payments on other borrowings	(28,017)	(23,659)
Cash dividends paid on common stock	(541)	(1,072)
Cash dividends paid on preferred stock	(568)	(568)
Shares issued to leveraged ESOP	—	(26)

Net cash used in financing activities	$(1,603)	$(12,487)

Increase (decrease) in cash and cash equivalents	$6,728	$(2,167)

Cash and Cash Equivalents
Beginning	$15,997	$14,977

Ending	$22,725	$12,810

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Nine months ended September 30, 2011 and 2010

(in thousands)

	(unaudited) September 30, 2011	(unaudited) September 30, 2010
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,422	$5,459

Income taxes	$—	$3,061

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain on securities available for sale	$2,202	$537

Transfer from loans to other real estate owned	$3,373	$2,865

Loan originated from sale of other real estate owned	$640	$—

Issuance of common stock, dividend reinvestment plan	$71	$161

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2011 and 2010

(in thousands, except share and per share data)

(unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2009	$13,998	$3,664	$1,418	$35,104	$(42)	$665		$54,807
Comprehensive income:
Net income	—	—	—	2,462	—	—	$2,462	2,462
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $181)	—	—	—	—	—	—	349	—
Reclassification adjustment (net of tax, $2)	—	—	—	—	—	—	5	—

Other comprehensive income (net of tax, $183)	—	—	—	—	—	354	$354	354

Total comprehensive income							$2,816

Shares acquired by leveraged ESOP	—	—	(26)	—	42	—		16
Cash dividends on common stock ($0.42 per share)	—	—	—	(1,233)	—	—		(1,233)
Issuance of 13,323 shares common stock, dividend reinvestment plan	—	17	144	—	—	—		161
Cash dividends on preferred stock	—	—	—	(568)	—	—		(568)
Accretion on preferred stock discount	96	—	—	(96)	—	—		—

Balance, September 30, 2010	$14,094	$3,681	$1,536	$35,669	$—	$1,019		$55,999

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$14,127	$3,686	$1,582	$28,969	$—	$134		$48,498
Comprehensive income (loss):
Net loss	—	—	—	(2,828)	—	—	$(2,828)	(2,828)
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $762)	—	—	—	—	—	—	1,481	—
Reclassification adjustment (net of tax, $14)	—	—	—	—	—	—	(27)	—

Other comprehensive income (net of tax, $748)	—	—	—	—	—	1,454	1,454	1,454

Total comprehensive loss							$(1,374)

Cash dividends on common stock ($0.20 per share)	—	—	—	(612)	—	—		(612)
Issuance of 6,748 shares common stock, dividend reinvestment plan	—	9	62	—	—	—		71
Cash dividends on preferred stock	—	—	—	(568)	—	—		(568)
Accretion on preferred stock discount	102	—	—	(102)	—	—		—

Balance, September 30, 2011	$14,229	$3,695	$1,644	$24,859	$—	$1,588		$46,015

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1.	General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2011 and December 31, 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows and changes in shareholders’ equity for the nine months ended September 30, 2011 and 2010. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Note 2.	Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. Amortized costs and fair values of securities available for sale at September 30, 2011 and December 31, 2010 were as follows:

	0000000000	0000000000	0000000000	0000000000
	(in thousands)
	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$68,880	$2,793	$—	$71,673
Obligations of states and political subdivisions	12,875	803	(7)	13,671
Corporate equity securities	23	93	—	116

	$81,778	$3,689	$(7)	$85,460

	0000000000	0000000000	0000000000	0000000000
	(in thousands)
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$45,627	$1,508	$(211)	$46,924
Obligations of states and political subdivisions	13,290	225	(214)	13,301
Corporate equity securities	23	172	—	195

	$58,940	$1,905	$(425)	$60,420

At September 30, 2011 and December 31, 2010, investments in an unrealized loss position that were temporarily impaired were as follows:

	000000	000000	000000	000000	000000	000000
	(in thousands)
	September 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	480	(7)	480	(7)

	$—	$—	$480	$(7)	$480	$(7)

Notes to Consolidated Financial Statements

(unaudited)

	000000	000000	000000	000000	000000	000000
	(in thousands)
	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$11,286	$(211)	$—	$—	$11,286	$(211)
Obligations of states and political subdivisions	2,923	(128)	893	(86)	3,816	(214)

	$14,209	$(339)	$893	$(86)	$15,102	$(425)

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

At September 30, 2011, there was one obligation of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.2 years at September 30, 2011.

The Company’s investment in Federal Home Loan Bank (FHLB) stock totaled $2.0 million at September 30, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is a minimal market for the stock. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2011, and no impairment has been recognized. FHLB stock is shown in restricted securities on the balance sheet and is not part of the available for sale securities portfolio.

Note 3.	Loans

Loans at September 30, 2011 and December 31, 2010 are summarized as follows:

	(in thousands)
	September 30, 2011	December 31, 2010
Real estate loans:
Construction	$49,310	$52,591
Secured by 1-4 family residential	120,014	121,506
Other real estate loans	195,486	207,371
Commercial and industrial loans	32,649	40,683
Consumer and other loans	11,749	12,879

Total loans	$409,208	$435,030
Allowance for loan losses	18,502	16,036

Loans, net	$390,706	$418,994

Consumer loans included $165 thousand and $231 thousand of demand deposit overdrafts at September 30, 2011 and December 31, 2010, respectively.

The Company has a credit concentration of loans secured by real estate. These loans totaled $364.8 million, or 89% of total loans, and $381.5 million, or 88% of total loans, at September 30, 2011 and December 31, 2010, respectively. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations may be impacted by local economic conditions.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $35.1 million at September 30, 2011, representing 76% of total equity and 9% of total loans. At December 31, 2010, this concentration totaled $41.6 million representing 86% of total equity and 10% of total loans. These loans are included in other real estate loans in the above table. The Company charged down $2.0 million related to this concentration of credit risk during the nine month period ended September 30, 2011 and $147 thousand related to these loans during the year ended December 31, 2010.

Notes to Consolidated Financial Statements

(unaudited)

The following table provides a summary of loan classes and an aging of past due loans as of September 30, 2011 and December 31, 2010:

	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	September 30, 2011 (in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Nonaccrual loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction	$3,998	$351	$4,156	$8,505	$40,805	$49,310	$4,146	$361
1-4 family residential	4,981	557	706	6,244	113,770	120,014	3,953	—
Other real estate loans	7,787	1,813	1,012	10,612	184,874	195,486	12,558	—
Commercial and industrial	203	112	312	627	32,022	32,649	2,040	312
Consumer and other	69	6	10	85	11,664	11,749	10	—

Total	$17,038	$2,839	$6,196	$26,073	$383,135	$409,208	$22,707	$673

	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	December 31, 2010 (in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Nonaccrual loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction	$525	$—	$3,665	$4,190	$48,401	$52,591	$5,780	$—
1-4 family residential	2,642	178	315	3,135	118,371	121,506	628	315
Other real estate loans	10,225	3,475	751	14,451	192,920	207,371	4,407	283
Commercial and industrial	1,033	3	—	1,036	39,647	40,683	—	—
Consumer	168	10	1	179	12,700	12,879	2	—

Total	$14,593	$3,666	$4,732	$22,991	$412,039	$435,030	$10,817	$598

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables provide an analysis of the credit risk profile of each loan class as of September 30, 2011 and December 31, 2010:

	00000000	00000000	00000000	00000000	00000000
	September 30, 2011 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction	$21,796	$6,028	$19,149	$2,337	$49,310
Secured by 1-4 family residential	104,965	6,729	8,320	—	120,014
Other real estate loans	143,454	14,579	31,235	6,218	195,486
Commercial and industrial	27,460	1,101	4,088	—	32,649
Consumer	11,657	82	10	—	11,749

Total	$309,332	$28,519	$62,802	$8,555	$409,208

	00000000	00000000	00000000	00000000	00000000
	December 31, 2010 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction	$21,212	$5,237	$21,471	$4,671	$52,591
Secured by 1-4 family residential	106,722	4,435	10,349	—	121,506
Other real estate loans	143,874	17,915	43,443	2,139	207,371
Commercial and industrial	34,619	4,033	2,031	—	40,683
Consumer	12,864	13	1	1	12,879

Total	$319,291	$31,633	$77,295	$6,811	$435,030

Note 4.	Allowance for Loan Losses

Transactions in the allowance for loan losses for the nine months ended September 30, 2011 and 2010 and for the year ended December 31, 2010 were as follows:

	(in thousands)
	September 30, 2011	December 31, 2010	September 30, 2010
Balance at beginning of year	$16,036	$7,106	$7,106
Provision charged to operating expense	9,395	11,731	2,611
Loan recoveries	208	261	197
Loan charge-offs	(7,137)	(3,062)	(1,320)

Balance at end of period	$18,502	$16,036	$8,594

Notes to Consolidated Financial Statements

(unaudited)

The following tables present, as of September 30, 2011 and December 31, 2010, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology.

	000000	000000	000000	000000	000000	000000
	September 30, 2011
	(in thousands)
	Commercial and Industrial	Other Real Estate	Construction	Secured by 1-4 Family Residential	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2010	$858	$9,187	$4,050	$1,681	$260	$16,036
Charge-offs	(233)	(3,420)	(2,557)	(726)	(201)	(7,137)
Recoveries	1	—	—	4	203	208
Provision for loan losses	2,190	2,387	1,870	3,011	(63)	9,395

Ending Balance, September 30, 2011	$2,816	$8,154	$3,363	$3,970	$199	$18,502

Ending Balance:
Individually evaluated for impairment	2,192	4,457	1,639	2,386	—	10,674
Collectively evaluated for impairment	624	3,697	1,724	1,584	199	7,828

Loans:
Ending Balance	$32,649	$195,486	$49,310	$120,014	$11,749	$409,208

Individually evaluated for impairment	2,373	24,244	10,194	8,382	—	45,193
Collectively evaluated for impairment	30,276	171,242	39,116	111,632	11,749	364,015

	000000	000000	000000	000000	000000	000000
	December 31, 2010
	(in thousands)
	Commercial and Industrial	Other Real Estate	Construction	Secured by 1-4 Family Residential	Consumer and Other Loans	Total
Allowance for loan losses:
Ending Balance	$858	$9,187	$4,050	$1,681	$260	$16,036

Ending Balance:
Individually evaluated for impairment	36	5,020	3,006	536	—	8,597
Collectively evaluated for impairment	822	4,167	1,044	1,145	260	7,439

Loans:
Ending Balance	40,683	207,371	52,591	121,506	12,879	435,030

Ending Balance:
Individually evaluated for impairment	48	28,426	9,709	5,682	—	43,865
Collectively evaluated for impairment	40,635	178,945	42,882	115,824	12,879	391,165

Notes to Consolidated Financial Statements

(unaudited)

Impaired loans and the related allowance at September 30, 2011 and December 31, 2010, were as follows:

	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	September 30, 2011
	(in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction	$12,163	$2,068	$8,126	$10,194	$1,639	$6,400	$293
Secured by 1-4 family	8,478	450	7,932	8,382	2,386	6,837	194
Other real estate loans	27,098	11,500	12,744	24,244	4,457	25,809	711
Commercial and industrial	2,373	10	2,363	2,373	2,192	94	77
Consumer and other loans	—	—	—	—	—	—	—

Total	$50,112	$14,028	$31,165	$45,193	$10,674	$39,139	$1,275

	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	December 31, 2010
	(in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction	$10,440	$1,217	$8,492	$9,709	$3,006	$2,920	$374
Secured by 1-4 family	5,701	595	5,087	5,682	536	795	222
Other real estate loans	29,480	7,904	20,522	28,426	5,020	18,432	1,345
Commercial and industrial	48	—	48	48	36	163	4
Consumer and other loans	—	—	—	—	—	—	—

Total	$45,669	$9,716	$34,149	$43,865	$8,597	$22,310	$1,945

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

As of September 30, 2011 loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $13.2 million. At September 30, 2011, $6.2 million of the loans classified as TDRs were performing under the restructured terms and were not considered nonperforming assets. There were $14.4 million in TDRs at December 31, 2010. The following table provides further information regarding loans modified under TDRs during the three and nine month periods ended September 30, 2011:

	For the three months ended September 30, 2011 (dollars in thousands)			For the nine months ended September 30, 2011 (dollars in thousands)
	Number of Contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of Contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Real estate loans:
Construction	1	$701	$357	1	$701	$357
Secured by 1-4 family	—	—	—	2	575	575
Other real estate loans	—	—	—	12	11,724	11,750
Commercial and industrial	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—

Total	1	$701	$357	15	$13,000	$12,682

As of September 30, 2011, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due during the twelve month period subsequent to the modification.

Note 5.	Other Borrowings

The Bank had unused lines of credit totaling $117.8 million available with non-affiliated banks at September 30, 2011. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets.

At September 30, 2011, the Bank had borrowings from the FHLB system totaling $25.0 million which mature through March 28, 2013. The interest rate on these notes payable ranged from 0.13% to 1.91% and the weighted average rate was 0.71%. The Bank had collateral pledged on these borrowings, including real estate loans totaling $63.4 million and FHLB stock with a book value of $2.0 million.

At September 30, 2011, the Bank had a $106 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Notes to Consolidated Financial Statements

(unaudited)

Note 6.	Capital Requirements

A comparison of the capital of the Company and the Bank at September 30, 2011 and December 31, 2010 with the minimum regulatory guidelines were as follows:

			(dollars in thousands)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions

	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011:
Total Capital (to Risk Weighted Assets):
Consolidated	$57,005	13.62%	$33,486	8.00%	N/A	N/A
First Bank	$56,376	13.48%	$33,448	8.00%	$41,811	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$51,609	12.33%	$16,744	4.00%	N/A	N/A
First Bank	$50,986	12.19%	$16,724	4.00%	$25,086	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$51,609	9.56%	$21,588	4.00%	N/A	N/A
First Bank	$50,986	9.43%	$21,638	4.00%	$27,047	5.00%

December 31, 2010:
Total Capital (to Risk Weighted Assets):
Consolidated	$63,163	14.18%	$35,624	8.00%	N/A	N/A
First Bank	$62,550	14.06%	$35,584	8.00%	$44,480	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$57,467	12.91%	$17,812	4.00%	N/A	N/A
First Bank	$56,861	12.78%	$17,792	4.00%	$26,688	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$57,467	10.54%	$21,810	4.00%	N/A	N/A
First Bank	$56,861	10.40%	$21,859	4.00%	$27,324	5.00%

Note 7.	Trust Preferred Capital Notes

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2011 was 2.95%. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2011 was

1.97%. The securities have a mandatory redemption date of October 1, 2036, and are subject to varying call provisions beginning October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

Notes to Consolidated Financial Statements

(unaudited)

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2011, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three and nine months ended September 30, 2011 and 2010 were as follows:

	(in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Service cost	$90	$77	$270	$231
Interest cost	77	71	231	213
Expected return on plan assets	(85)	(78)	(255)	(234)
Amortization of prior service cost	1	1	3	3
Amortization of net obligation at transition	—	(1)	—	(3)
Amortization of net loss	9	5	27	15

Net periodic benefit cost	$92	$75	$276	$225

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

Note 9.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share represents income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged ESOP are not considered to be outstanding. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information about the Company’s leveraged ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per common share were 2,955,649 and 2,941,750 for the three months ended September 30, 2011 and 2010, respectively, and 2,952,568 and 2,937,402 for the nine months ended September 30, 2011 and 2010, respectively.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

Description		Fair Value Measurements at September 30, 2011 (in thousands)
	Balance as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$71,673	$—	$71,673	$—
Obligations of states and political subdivisions	13,671	—	13,671	—
Corporate equity securities	116	116	—	—

	$85,460	$116	$85,344	$—

Notes to Consolidated Financial Statements

(unaudited)

		Fair Value Measurements at December 31, 2010 (in thousands)
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$46,924	$—	$46,924	$—
Obligations of states and political subdivisions	13,301	—	13,301	—
Corporate equity securities	195	195	—	—

	$60,420	$195	$60,225	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine months ended September 30, 2011.

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis during the periods:

	0000000000000	0000000000000	0000000000000	0000000000000
		Carrying Value at September 30, 2011 (in thousands)
Description	Balance as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	$20,491	$—	$15,327	$5,164

	0000000000000	0000000000000	0000000000000	0000000000000
		Carrying Value at December 31, 2010 (in thousands)
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	$25,552	$—	$17,584	$7,968

The following tables summarize the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the periods.

	0000000000000	0000000000000	0000000000000	0000000000000
		Carrying Value at September 30, 2011 (in thousands)
Description	Balance as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Other real estate owned	$5,576	$—	$5,576	$—

	0000000000000	0000000000000	0000000000000	0000000000000
		Carrying Value at December 31, 2010 (in thousands)
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Other real estate owned	$3,961	$—	$3,961	$—

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2011 and December 31, 2010, fair value of loan commitments and standby letters of credit was immaterial.

The estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	(in thousands)
	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and short-term investments	$22,725	$22,725	$23,497	$23,497
Securities	85,460	85,460	60,420	60,420
Loans, net	390,706	394,157	418,994	420,011
Loans held for sale	—	—	271	271
Accrued interest receivable	1,660	1,660	1,667	1,667

Financial Liabilities
Deposits	$458,022	$438,466	$463,500	$433,300
Other borrowings	25,106	25,220	20,122	20,400
Trust preferred capital notes	9,279	9,353	9,279	9,279
Accrued interest payable	440	440	551	551

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

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2011 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2010. The results of operations for the three and nine month periods ended September 30, 2011 may not be indicative of the results to be achieved for the year.

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

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by factors that include loan growth, asset quality, net charge-offs and economic conditions. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the nine month period ended September 30, 2011 was salaries and employee benefits, comprising 47% of noninterest expenses, followed by occupancy and equipment expense, comprising 14% of noninterest expenses.

Focus on Asset Quality

The Company’s third quarter results reflect efforts to address asset quality issues. A primary goal of the Bank is to improve asset quality by reducing the balance of impaired loans and nonperforming assets. Management worked towards this goal during the third quarter of 2011 by strengthening weak loans where possible and by increasing specific loan loss reserves on impaired loans to reflect liquidation plans where credit enhancements were simply not available. The Bank has also written down the value of other real estate owned to reflect more aggressive liquidation plans. Total nonperforming assets increased to $28.3 million at quarter end, compared to $19.4 million at June 30, 2011 and $15.5 million at September 30, 2010. The increase in nonperforming asset balances resulted from additional loans placed on nonaccrual status during the third quarter. These loans had been previously identified by management as having certain weaknesses requiring management attention, but the Bank determined that a change in status to nonaccrual was prudent given management’s expectations about the customers’ ability to meet contractual obligations.

The Bank recently created a new department to focus on special assets and anticipates that it will be fully functional in the fourth quarter of 2011. In addition, the Bank is centralizing its lending function in conjunction with the introduction of improved underwriting and risk grading tools. Management continues to carefully monitor the loan portfolio in an effort to manage further deterioration.

Management was successful in strengthening the Bank’s collateral position for certain large problem loans during the third quarter. However, there were other previously identified loans that could not be strengthened where repayment ability was in question. As a result, the allowance for loan losses increased from specific reserves on impaired loans and higher levels of nonaccrual loans. Although there have been few new problem loans for some time, several existing customers have simply become unable to continue meeting the terms of their loans. In these situations, the Company has prepared for the sale of collateral to repay such loans.

Quarterly Performance

During the third quarter 2011, the Company recorded $5.6 million in provision for loan losses and $927 thousand in provision for other real estate owned, which contributed to the third quarter loss of $2.9 million. After the effective dividend on preferred stock, net loss available to common shareholders was $3.1 million, or $1.05 per basic and diluted share, compared to net income available to common shareholders of $473 thousand, or $0.16 per basic and diluted share, for the same period in 2010. Net interest income and noninterest income were 2% lower from the third quarter of 2010 while noninterest expense, excluding the provision for other real estate owned, was 2% higher when comparing the two periods. Return on assets and return on equity were -2.11% and -23.78%, respectively, for the third quarter of 2011 compared to 0.51% and 4.92% for the same quarter in 2010.

Comparing the quarter ended September 30, 2011 to the same period in 2010, net interest income totaled $5.0 million which was 2% lower when compared to the same quarter of 2010. Average interest-earning assets were $2.2 million higher when comparing the two periods. The net interest margin was 3.98% for the third quarter of 2011, compared to 4.10% for the same period in 2010. The decline in the margin resulted from a change in the earning asset mix and higher levels of nonaccrual loans.

The provision for loan losses totaled $5.6 million in the third quarter of 2011 compared to $1.2 million for the same period in 2010. Net charge-offs were $851 thousand for the third quarter of 2011 compared to $240 thousand for the same period in 2010. The allowance for loan losses totaled $18.5 million or 4.52% of total loans at September 30, 2011, compared to $8.6 million or 1.96% of total loans at September 30, 2010. The higher provision was related to increased specific reserves on impaired loans and higher levels of nonaccrual loans. Management regularly evaluates the loan portfolio, economic conditions and other factors to determine an appropriate allowance for loan losses. As a result of those evaluations, management believes the allowance for loan losses was appropriate at September 30, 2011.

Noninterest income totaled $1.5 million for the third quarter of 2011, which was 2% lower when compared to the same quarter of 2010. Increases in ATM, check card and trust and investment advisory fee income partially offset a decrease in service charges on deposit accounts, which decreased from lower overdraft fee income. Noninterest expense, excluding the provision for other real estate owned, was $4.5 million for the third quarter of 2011, compared to $4.4 million for the same quarter of 2010, resulting in an efficiency ratio of 68.16% compared to 65.30% for the prior year period.

Year-to-Date Performance

For the nine months ended September 30, 2011, net loss totaled $2.8 million compared to net income of $2.5 million for the same period in 2010. After the effective dividend on preferred stock, net loss available to common shareholders was $3.5 million, or $1.18 per basic and diluted share, compared to net income available to common shareholders of $1.8 million, or $0.61 per basic and diluted share, for the same period in 2010. The decrease in earnings for the nine months ended September 30, 2011 was primarily the result of a $7.7 million increase in the provision for loan losses and other real estate owned when comparing the periods. Return on assets was -0.69% for the nine months ended September 30, 2011 compared to 0.60% for the same period in 2010, and return on equity was -7.75% for the nine months ended September 30, 2011 compared to 5.91% for the same period in 2010.

Net interest income was 1% lower at $15.1 million for the nine months ended September 30, 2011 compared to $15.2 million for the same period in 2010. The net interest margin was 11 basis points lower while average interest-earning assets were $8.7 million higher when comparing the two periods. The net interest margin was 3.96% for the nine months ended September 30, 2011, compared to 4.07% for the same period in 2010. The decline in the margin resulted from a change in the earning asset mix and higher levels of nonaccrual loans.

For the nine months ended September 30, 2011, the loan loss provision totaled $9.4 million compared to $2.6 million for the same period in 2010. During 2011, the provision for loan losses was a result of increased specific reserves on impaired loans and higher net charge-offs. Net charge-offs were $6.9 million for the first nine months of 2011 compared to $1.1 million for the same period in 2010. During 2010, the provision for loan losses resulted from unfavorable economic conditions, declines in collateral values and specific reserves on impaired loans.

Noninterest income decreased 2% to $4.3 million for the nine months ended September 30, 2011 from $4.4 million for the same period in 2010. Increases in ATM, check card and trust and investment advisory fees were partially offset by a decrease in overdraft fee income. Noninterest expense was relatively unchanged for the nine months ended September 30, 2011, compared to the same period in 2010, when excluding the provision for other real estate owned. The provision for other real estate owned totaled $1.1 million for the nine months ended September 30, 2011 compared to $151 thousand for the same period in 2010.

Management Outlook

The Company does not expect a significant change in noninterest expense (excluding the provision for OREO) for the remainder of 2011 and for 2012, when compared to third quarter results. Net interest income is expected to decrease slightly from downward pressure on the net interest margin. Although total average earning asset balances are expected to remain relatively stable during the remainder of 2011 and during 2012, a continuing change in the earning asset mix is anticipated, which should result in a lower net interest margin. The Company is not anticipating that economic conditions will improve significantly in the local market, which is expected to result in low loan demand and deposit growth. The low loan demand is likely to change the earning asset mix by decreasing loan balances and increasing securities balances.

Noninterest income is expected to increase slightly during the fourth quarter of 2011 and during 2012, when compared to third quarter results, from higher service charges on deposit accounts. The Bank modified its deposit products at the end of the third quarter, which included new service charges on deposit accounts when balances fall below a minimum amount.

Management believes that the allowance for loan losses currently provides prudent coverage of the risks in the loan portfolio, and that the carrying value of other real estate owned reflects current market conditions and the Bank’s disposition plans. However, the amount of provision for loan losses will be influenced by changes in the Bank’s loan customers’ ability to pay which is affected by real estate values, economic conditions, and other factors. In addition, the amount of the provision for other real estate owned and gains or losses that may occur from the sale of other real estate owned will be impacted by changes in real estate values.

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income (in thousands)
	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

GAAP measures:
Interest income - loans	$5,666	$6,239	$17,317	$18,728
Interest income - investments and other	737	551	2,061	1,770
Interest expense - deposits	1,204	1,397	3,810	4,574
Interest expense - other borrowings	42	104	175	356
Interest expense - other	109	113	327	341

Total net interest income	$5,048	$5,176	$15,066	$15,227

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$14	$13	$40	$33
Tax benefit realized on non-taxable interest income - municipal securities	62	69	188	216

Total tax benefit realized on non-taxable interest income	$76	$82	$228	$249

Total tax-equivalent net interest income	$5,124	$5,258	$15,294	$15,476

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management determines that the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance. For further information about the Company’s loans and the allowance for loan losses, see Notes 3 and 4.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At September 30, 2011, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $57.2 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. At September 30, 2011 and December 31, 2010, commercial loans not secured by real estate totaled $32.6 million or 8% of total loans and $40.7 million, or 9% of total loans, respectively.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. At September 30, 2011, commercial real estate loans totaled $195.5 million or 48% of the Bank’s total loans, as compared to $207.4 million, or 48%, at December 31, 2010. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and carefully evaluates the location and environmental condition of the real estate collateral. To further mitigate risk, the Company monitors loan concentrations within the commercial real estate portfolio, including hotel loans, which totaled $35.1 million, or 9%, of the Bank’s total loans at September 30, 2011 compared to $41.6 million, or 10%, of total loans at December 31, 2010.

Construction Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. Construction and land development loans outstanding at September 30, 2011 and December 31, 2010, were $49.3 million, or 12% of total loans, and $52.6 million, or 12% of total loans, respectively. The majority of these loans have an average life of approximately one year and re-price monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

Residential Real Estate Lending

Residential lending activity may be generated by Bank loan officer solicitations, referrals by real estate professionals, and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. Typically, the Bank originates all fixed rate mortgage loans with the intent to sell to correspondent lenders. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans. At September 30, 2011, $120.0 million, or 29%, of total loans consisted of residential real estate loans as compared to $121.5 million, or 28%, at December 31, 2010.

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

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans and installment and demand loans. Consumer loans, including deposit overdraft balances, totaled $11.7 million, or 3% of total loans, at September 30, 2011 compared to $12.9 million, or 3% of total loans, at December 31, 2010. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

During the third quarter 2011, the Company recorded $5.6 million in provision for loan losses and $927 thousand in provision for other real estate owned, which contributed to a loss of $2.9 million. After the effective dividend on preferred stock, net loss available to common shareholders was $3.1 million, or $1.05 per basic and diluted share, compared to net income available to common shareholders of $473 thousand, or $0.16 per basic and diluted share, for the same period in 2010. Net interest income and noninterest income were 2% lower than the third quarter of 2010 while noninterest expense, excluding the provision for other real estate owned, was 2% higher when comparing the two periods. Return on assets and return on equity were -2.11% and -23.78%, respectively, for the third quarter of 2011 compared to 0.51% and 4.92% for the same quarter in 2010.

For the nine months ended September 30, 2011, net loss totaled $2.8 million compared to net income of $2.5 million for the same period in 2010. After the effective dividend on preferred stock, net loss available to common shareholders was $3.5 million, or $1.18 per basic and diluted share, compared to net income available to common shareholders of $1.8 million, or $0.61 per basic and diluted share, for the same period in 2010. The decrease in earnings for the nine months ended September 30, 2011 was primarily the result of a $7.7 million increase in the provisions for loan losses and other real estate owned when comparing the periods. Return on assets was -0.69% for the nine months ended September 30, 2011 compared to 0.60% for the same period in 2010, and return on equity was -7.75% for the nine months ended September 30, 2011 compared to 5.91% for the same period in 2010.

Net Interest Income

Net interest income totaled $5.0 million for the third quarter of 2011, a 2% decrease from $5.2 million for the same period in 2010. Average interest-earning assets were $2.2 million higher when comparing the two periods. The net interest margin was 3.98% for the third quarter of 2011, compared to 4.10% for the same period in 2010. The decline in the margin resulted from a change in the earning asset mix and higher levels of nonaccrual loans. Loan balances were lower and cash, due from banks, federal funds sold and securities balances were higher in the third quarter of 2011 when compared to the same quarter in 2010.

Net interest income was 1% lower at $15.1 million for the nine months ended September 30, 2011 compared to $15.2 million for the same period in 2010. The net interest margin was 11 basis points lower while average interest-earning assets were $8.7 million higher when comparing the two periods. The net interest margin was 3.96% for the nine months ended September 30, 2011, compared to 4.07% for the same period in 2010.

Net interest income is expected to decrease slightly during the remainder of 2011 and during 2012 from downward pressure on the net interest margin. Although total average earning asset balances are expected to remain relatively stable, a continuing change in the earning asset mix is anticipated, which should result in a lower net interest margin. The Company is not planning for economic conditions to improve significantly in the local market, which is expected to result in low loan demand and deposit growth. The low loan demand is likely to change the earning asset mix by decreasing loan balances and increasing securities balances.

Provision for Loan Losses

The provision for loan losses totaled $5.6 million in the third quarter of 2011 compared to $1.2 million for the same period in 2010. Net charge-offs were $851 thousand for the third quarter of 2011 compared to $240 thousand for the same period in 2010. The allowance for loan losses totaled $18.5 million or 4.52% of total loans at September 30, 2011, compared to $8.6 million or 1.96% of total loans at September 30, 2010. The higher provision was related to increases in specific reserves on impaired loans and higher levels of nonaccrual loans.

For the nine months ended September 30, 2011, the loan loss provision totaled $9.4 million compared to $2.6 million for the same period in 2010. During 2011, the provision for loan losses was a result of increases in specific reserves on impaired loans and higher net charge-offs. Net charge-offs were $6.9 million for the first nine months of 2011 compared to $1.1 million for the same period in 2010. During 2010, the provision for loan losses resulted from unfavorable economic conditions, declines in collateral values and specific reserves on impaired loans.

Management believes that the allowance for loan losses currently provides prudent coverage of the risks in the loan portfolio. However, the amount of provision for loan losses will be influenced by the Bank’s loan customers’ ability to pay which is affected by changes in real estate values, economic conditions, and other factors.

Noninterest Income

Noninterest income totaled $1.5 million for the third quarter of 2011, which was 2% lower when compared to the same quarter of 2010. Service charges on deposit accounts decreased $78 thousand, or 12%, to $590 thousand for the third quarter of 2011 compared to $668 thousand for the same quarter of 2010. The decrease in service charges on deposit accounts was related to lower overdraft fee income. Net gains on sales of loans decreased $51 thousand, or 67%, for the third quarter of 2011 compared to $76 thousand for the same quarter of 2010. Trust and investment advisory fees increased $20 thousand, or 6%, to $350 thousand for the third quarter of 2011 compared to $330 thousand for the same quarter of 2010. In addition, ATM and check card fees increased $13 thousand, or 3%, to $391 thousand for the third quarter of 2011, compared to $378 thousand for the same period in 2010. This was related to an increase in ATM and check card transactions during the quarter.

Noninterest income decreased 2% to $4.3 million for the nine months ended September 30, 2011 from $4.4 million for the same period in 2010. Increases in ATM, check card and trust and investment advisory fees were offset by a decrease in overdraft fee income.

Noninterest income is expected to increase slightly during the fourth quarter of 2011 and during 2012, when compared to third quarter results, from higher service charges on deposit accounts. The Bank modified its deposit products at the end of the third quarter, which included new service charges on deposit accounts when balances fall below a minimum amount.

Noninterest Expense

Noninterest expense, excluding the provision for other real estate owned, totaled $4.5 million for the third quarter of 2011 compared to $4.4 million for the same period in 2010, resulting in an efficiency ratio of 68.16% compared to 65.30% for the prior year period.

The Company does not expect a significant change in noninterest expense, excluding provision for other real estate owned, for the remainder of 2011. Management believes that the carrying value of other real estate owned reflects current market conditions and the Bank’s disposition plans. However, the amount of provision for other real estate owned will be influenced by changes in real estate values and economic conditions, among other factors. In addition, gains or losses that may occur from the sale of other real estate owned will be impacted by changes in real estate values.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and nine month periods ended September 30, 2011 and 2010. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Financial Condition

General

Total assets were $541.5 million at September 30, 2011 compared to $544.6 million at December 31, 2010. The Company’s trust and investment advisory group had assets under management of $210.4 million at September 30, 2011 compared to $205.5 million at December 31, 2010. Assets managed by the trust and investment advisory group are not held on the Company’s balance sheet.

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

The Company has a credit concentration in mortgage loans on real estate. These loans totaled $364.8 million, or 89% of total loans at September 30, 2011 and $381.5 million, or 88% of total loans at December 31, 2010. Although the Company believes that its underwriting standards are generally conservative, the ability of its borrowers to meet their mortgage obligations is influenced by local economic conditions.

The Company has a concentration of credit risk within the loan portfolio involving loans secured by hotels. This concentration totaled $35.1 million at September 30, 2011, representing 76% of total equity and 9% of total loans. At December 31, 2010, this concentration totaled $41.6 million representing 86% of total shareholders’ equity and 10% of total loans. These loans are included in other real estate loans in the table found in Note 3 of the notes to consolidated financial statements of this Form 10-Q. The Company charged down $2.0 million related to this concentration of credit risk during the nine month period ended September 30, 2011 and $147 thousand during the year ended December 31, 2010. The Company analyzes this concentration by performing interest rate and vacancy rate stress tests on a quarterly basis. In addition, occupancy reports are evaluated monthly to identify performance trend lines.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management’s policy is to evaluate substandard and doubtful loans greater than $500 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, residential and certain small commercial loans that are less than $500 thousand for impairment disclosures, except for troubled debt restructurings as noted below.

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

Asset Quality

Management classifies as nonperforming assets nonaccrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $5.6 million in OREO, net of the valuation allowance, at September 30, 2011 and $4.0 million at December 31, 2010. The valuation allowance for other real estate owned totaled $4.0 million at September 30, 2011 and $3.3 million at December 31, 2010. During the third quarter, the Bank wrote down the value of OREO to reflect more aggressive liquidation plans. The provision for OREO totaled $927 thousand for the third quarter of 2011, compared to $111 thousand for the same quarter a year ago. For the nine months ended September 30, 2011, the provision for OREO totaled $1.1 million compared to $151 thousand for the same period of 2010.

Nonperforming assets were $28.3 million at September 30, 2011, $14.8 million at December 31, 2010 and $15.5 million at September 30, 2010, representing 5.22%, 2.71% and 2.86% of total assets, respectively. Nonperforming assets included $22.7 million in nonaccrual loans and $5.6 million in OREO, net of the valuation allowance at September 30, 2011.

The levels of nonperforming assets in 2011 and 2010 were primarily attributable to weaker local economic conditions that negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in retail operations and residential real estate development. The increase in nonperforming assets at September 30, 2011 resulted from loans placed on nonaccrual status. These loans had been previously identified by management as having certain weaknesses requiring management attention, but the Bank determined that a change in status to nonaccrual was prudent given management’s expectations about its loan customers’ ability to meet contractual obligations. At September 30, 2011, 52% of nonperforming assets related to commercial real estate loans, 25% related to residential development loans, 16% related to residential real estate loans and 7% related to commercial and industrial loans not secured by real estate. Nonperforming assets could increase due to other potential problem loans identified by management. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $48.6 million and $73.3 million at September 30, 2011 and December 31, 2010, respectively. The amount of other potential problem loans in future periods will be dependent on economic conditions.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $18.5 million at September 30, 2011 and $16.0 million at December 31, 2010, representing 4.52% and 3.69% of total loans, respectively.

Impaired loans totaled $45.2 million and $43.9 million at September 30, 2011 and December 31, 2010, respectively. The related allowance for loan losses provided for these loans totaled $10.7 million and $8.6 million at September 30, 2011 and December 31, 2010, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2011 and the year ended December 31, 2010 was $39.1 million and $22.3 million, respectively. Included in the impaired loans total at September 30, 2011 are loans classified as TDRs totaling $13.2 million. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of September 30, 2011, $6.2 million of these TDRs were performing under the restructured terms and were not considered nonperforming assets.

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

Securities

Securities at September 30, 2011 were $85.4 million, an increase of $25.0 million, or 41%, from $60.4 million at December 31, 2010. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of September 30, 2011, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios.

Deposits

Deposits were $458.0 million at September 30, 2011, a decrease of 1% from $463.5 million at December 31, 2010. Savings and interest-bearing demand deposits increased $11.7 million or 7% to $190.4 at September 30, 2011 compared to $178.7 million at December 31, 2010. Non-interest bearing demand deposits increased $2.8 million or 4% to $81.8 million during the first nine months of 2011 from $79.0 million at December 31, 2010. Time deposits, which include brokered deposits, decreased $20.1 million or 10% during the first nine months of 2011 to $185.8 million compared to $205.9 million at December 31, 2010.

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

At September 30, 2011, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, loans maturing within one year, and expected maturities, calls and principal repayments from the securities portfolio within one year totaled $115.4 million. At September 30, 2011, 23% or $92.3 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $121.5 million at September 30, 2011, which included $77.8 million available from FHLB, $40.0 million of unsecured federal funds lines of credit with other correspondent banks and $3.7 million available through the Federal Reserve Discount Window. During the first nine months of 2011, other borrowing activity included repayment of a fixed rate advance from FHLB totaling $10.0 million and borrowing Daily Rate Credit advances as an alternative to purchasing federal funds.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 13.61% at September 30, 2011 and a ratio of Tier 1 capital to risk-weighted assets of 12.32%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

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

Commitments to extend credit, which amounted to $47.9 million at September 30, 2011, and $53.4 million at December 31, 2010, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At September 30, 2011 and December 31, 2010, the Bank had $8.3 million and $6.9 million in outstanding standby letters of credit, respectively.

The Company had $918 thousand in locked-rate commitments to originate mortgage loans at September 30, 2011 and none at December 31, 2010. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures were required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company complied with this Rule beginning with the filing of the June 30, 2011 Form 10-Q.

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

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

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

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.” The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940. These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification. The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act. The Release was effective as of August 12, 2011. The adoption of the release did not have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the period ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

3.1	Bylaws, as restated in electronic format only as of August 3, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2011).

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	November 10, 2011
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	November 10, 2011
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

3.1	Bylaws, as restated in electronic format only as of August 3, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2011).

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.