Form 10-K
period 2011-12-31
FIRST NATIONAL CORP /VA/
filed 2012-03-28
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2011 was $24,444,776.

The number of outstanding shares of common stock as of March 26, 2012 was 2,955,649.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2012 Annual Meeting of Shareholders – Part III

Part I

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to raise capital as needed;

•	adverse economic conditions in the market area and the impact on credit quality and risks inherent in the loan portfolio such as repayment risk and fluctuating collateral values;

•	additional future losses if our levels of non-performing assets do not moderate and if the proceeds we receive upon liquidation of assets are less than the carrying value of such assets;

•	further increases of non-performing assets may reduce interest income and increase net charge-offs, provision for loan losses, and operating expenses;

•

the adequacy of the allowance for loan losses related to specific reserves on impaired loans, and changes in factors considered such as general economic and business conditions in the market area and overall asset quality;

•	the adequacy of the valuation allowance for other real estate owned related to changes in economic conditions and local real estate activity;

•	loss or retirement of key executives;

•	the ability to compete effectively in the highly competitive banking industry;

•	legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses that the Company is engaged in;

•	the ability to implement various technologies into our operations may impact the Company’s ability to operate profitably;

•	the ability of the Company to implement its disaster recovery plan in the event of a natural disaster;

•

risks related to the timing of the recoverability of the deferred tax asset, which is subject to considerable judgment, and the risk that even after the recovery of the deferred tax asset balance under GAAP, there will remain limitations on the ability to include our deferred tax assets for regulatory capital purposes;

•	increases in FDIC insurance premiums could adversely affect the Company’s profitability;

•	the ability to retain customers and secondary funding sources if the Bank’s reputation would become damaged;

•

the reliance on secondary sources, such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet liquidity needs;

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Bank’s customers’ ability to repay loans; and

•	other factors identified in Item 1A, “Risk Factors”, below.

Because of these and other uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results.

Item 1.	Business

General

First National Corporation is the bank holding company of:

•	First Bank (the Bank). The Bank owns:

•	First Bank Financial Services, Inc.

•	Shen-Valley Land Holdings, LLC

•	First National (VA) Statutory Trust II (Trust II)

•	First National (VA) Statutory Trust III (Trust III)

First Bank Financial Services, Inc. invests in entities that provide title insurance and investment services. Shen-Valley Land Holdings, LLC was formed to hold other real estate owned and future office sites. The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities.

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

Products and Services

The Bank’s primary market area is located within the northern Shenandoah Valley region of Virginia, including Shenandoah County, Warren County, Frederick County and the City of Winchester. Within the market area there are various types of industry including health care, government, retail, manufacturing, and construction. Customers include individuals, small and medium-sized businesses, local governmental entities and non-profit organizations.

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

Competition

The Company competes with other community banks, large financial institutions, savings banks, mortgage companies, consumer finance companies, insurance companies, credit unions, internet-based banks, brokerage firms and money market mutual funds. Competition has increased from out-of-state banks through their acquisition of Virginia-based banks and branches and from other financial institutions through use of internet banking.

The financial services industry is highly competitive and could become more competitive as a result of recent and ongoing legislative, regulatory and technological changes, and continued consolidation within the financial services industry. Advantages larger financial institutions may have over the Company include more efficient operations from economies of scale, the ability to support wide-ranging advertising campaigns, larger amounts of capital and substantially higher lending limits. Credit unions have a competitive advantage because of a more favorable tax treatment than the Company and can pass those savings on to their customers through lower loan rates and higher deposit rates.

The competition for loans and deposits is affected by factors such as interest rates and terms offered, the number and location of branches and types of products offered, service, as well as the reputation of the institution. We believe the Company’s competitive advantages include long-term customer relationships, a commitment to excellent customer service, dedicated and loyal employees, local management and directors, and the support of and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-sized businesses and local governmental entities within its communities. According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2011, the Bank was ranked first in Shenandoah County with $228.6 million in deposits, representing 30% of the total deposit market; third in Warren County with $60.1 million or 12% of the market; fourth in Frederick County with $80.3 million or 15% of the market; and fifth in the City of Winchester with $107.6 million or 8% of the market. The Bank was ranked second overall in its market area with 15% of the total deposit market.

No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.

Employees

At December 31, 2011, the Company and the Bank employed a total of 151 full-time equivalent employees. The Company considers relations with its employees to be excellent.

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

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring 25% or more of any class of voting securities of a bank or bank holding company. Prior notice to the Federal Reserve is required for a person to acquire 10% or more, but less than 25%, of any class of voting securities of the institution, and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% – or 3% in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

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

On March 13, 2009, the Company received an investment in the Company through the U.S. Treasury’s purchase of preferred stock totaling $13.9 million from the Company’s participation in the Troubled Asset Relief Program (TARP) Capital Purchase Program (Capital Purchase Program) under the Emergency Economic Stabilization Act of 2008 (EESA).

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements. Under the Collins Amendment to the Dodd-Frank Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements cannot be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010. These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. The Collins Amendment did not exclude preferred stock issued to the U.S. Treasury through the Capital Purchase Program from Tier 1 capital treatment. Accordingly, the Company’s trust preferred securities and preferred stock issued to the U.S. Treasury through the Capital Purchase Program will continue to qualify as Tier 1 capital.

Dividends

The Company is a legal entity separate and distinct from its banking and other subsidiaries. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the Federal Reserve has issued guidelines that bank holding companies should inform and consult with the Federal Reserve in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. The net loss available to common shareholders totaled $11.5 million for the year ended December 31, 2011 compared to common dividends paid to shareholders totaling $540 thousand during the same period.

Under Virginia law, a bank may declare a dividend out of the bank’s undivided profits, but not in excess of its accumulated retained earnings. Additionally, under Federal Reserve regulations, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by it in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve. During the year ended December 31, 2011, the Bank transferred $1.6 million in dividends to the Company. The Bank received approval in February 2012 for a dividend declaration totaling $249 thousand from the Bank to the Company.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In connection with the Company’s participation in the Capital Purchase Program established by the U.S. Department of the Treasury (the Treasury) under the EESA, the Company issued preferred stock to the Treasury on March 13, 2009. The Preferred Stock is in a superior ownership position compared to common stock. Dividends must be paid to the preferred stock holder before they can be paid to the common shareholders. If the dividends on the Preferred Stock have not been paid for an aggregate of six (6) quarterly dividend periods or more, whether or not consecutive, the Company’s authorized number of directors will be automatically increased by two (2) and the holders of the Preferred Stock will have the right to elect those directors at the Company’s next annual meeting or at a special meeting called for that purpose; these two directors may be elected annually and may serve until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full. The Company is current on all dividend payments on the Preferred Stock.

In order to maintain appropriate capital levels in light of the current operating environment, the Company’s Board of Directors determined in July 2011 to suspend cash dividends on the Company’s common stock. The Board intends to reinstate the dividend payment at an appropriate time considering overall asset quality, quality and level of current and prospective earnings and other factors. Any future determination relating to dividend policy will be made at the discretion of the Board and will depend on many of the statutory and regulatory factors mentioned above.

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

On February 7, 2011, pursuant to the Dodd-Frank Act, the FDIC adopted new regulations, which became effective April 1, 2011, that redefined the “assessment base” used for calculating deposit insurance assessments. Rather than the previous system, whereby the assessment base is calculated by using an insured depository institution’s domestic deposits less a few allowable exclusions, the new assessment base is calculated using the average consolidated total assets of an insured depository institution less the average tangible equity (Tier 1 capital) of such institution. The FDIC continues to utilize a risk-based assessment system in which institutions will be subject to assessment rates ranging from 2.5 to 45 basis points, subject to adjustments for unsecured debt and, in certain cases, brokered deposits. The new rules eliminated adjustments for secured liabilities.

The new rules retain the FDIC Board’s flexibility to, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than two basis points, or (ii) deviate by more than two basis points from the stated base assessment rates. Although the Dodd-Frank Act makes the FDIC’s payment of a dividend to depository institutions discretionary, as opposed to mandatory, when the reserve ratio exceeds a certain threshold, the FDIC’s new rule establishes a decreasing schedule of assessment rates that would take effect when the Deposit Insurance Fund (DIF) reserve ratio first meets or exceeds 1.15%. If the DIF reserve ratio meets or exceeds 1.15%, base assessment rates would range from 1.5 to 40 basis points; if the DIF reserve ratio meets or exceeds 2%, base assessment rates would range from 1 to 38 basis points; and if the DIF reserve ratio meets or exceeds 2.5%, base assessment rates would range from 0.5 to 35 basis points. All base assessment rates would continue to be subject to adjustments for unsecured debt and brokered deposits.

Although the new rules are generally expected to have a positive effect on small institutions (those with less than $10 billion in assets such as the Bank) because the large bulk of such institutions are expected to see a decrease in assessments, the impact of the new rule and/or additional FDIC special assessments or other regulatory changes affecting the financial services industry could negatively affect the Bank’s and the Company’s liquidity and results of operations in future periods.

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

Capital Purchase Program Regulations

As a result of the Company’s participation in the TARP Capital Purchase Program (CPP), it is subject to certain provisions under EESA. On February 10, 2009, the Treasury announced the Financial Stability Plan under the EESA (the Financial Stability Plan) which was intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors. On February 18, 2009, President Obama signed the American Reinvestment and Recovery Act of 2009 (ARRA), a broad economic stimulus package that amended EESA to include additional restrictions on, and potential additional regulation of, financial institutions.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), which was enacted in July 2010, has had a broad impact on the financial services industry, including significant regulatory and compliance changes previously discussed and including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased regulatory examination fees; and (iii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC.

Some of the Dodd-Frank Act’s most far-reaching provisions, such as those regulating derivatives and proprietary trading activity and hedge funds, providing for enhanced supervision of “systemically significant” institutions, and phasing out Tier 1 capital treatment for trust preferred securities, apply only to institutions with over $10 billion in assets or to business lines in which the Company and the Bank do not engage. Certain provisions do, however, apply to or affect us, including provisions that:

•

Create a new Consumer Financial Protection Bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

•	Change the assessment base for federal deposit insurance from a deposit-based to an asset-based calculation as described in “Deposit Insurance and Assessments” above;

•	Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts;

•	Repeal the federal prohibition on payment of interest on demand deposits;

•	Impose new mortgage lending requirements, including minimum underwriting standards, originator compensation restrictions, consumer protections for certain types of loans, and disclosure to borrowers;

•	Apply to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions;

•	Require bank holding companies and banks to be well-capitalized and well-managed in order to acquire banks located outside their home state;

•	Implement corporate governance revisions, including with regard to executive compensation that apply to all public companies, not just financial institutions; and

•	Increase the authority of the Federal Reserve to examine the Company and its non-bank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to future rulemaking, which has not yet had a material financial impact on the Company or its customers. Management expects that legislative changes may continue to be introduced from time to time in Congress. The Company cannot predict whether any potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations could have on the business, results of operations or financial condition of the Company or its subsidiaries.

Basel III

In December 2010 and January 2011, the Basel Committee on Banking supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by U.S. banking regulators in developing new regulations applicable to other banks in the United States, including the Bank. This is particularly relevant in view of the provisions in the Dodd-Frank Act requiring or permitting U.S. federal banking agencies to adopt regulations affecting banks’ capital requirements in a number of respects. For banks in the United States, the most significant provisions of Basel III relating to capital include:

•	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period;

•	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period;

•	A minimum ratio of total capital to risk-weighted assets, plus an additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period;

•	An additional countercyclical capital buffer to be imposed by applicable banking regulators periodically at their discretion, with advance notice;

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized; and

•

For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if the issuing bank would become nonviable without the write-off or conversion or without an injection of capital from the public sector.

The Basel III liquidity provisions include complex criteria establishing a method to ensure that a bank maintains adequate unencumbered, high-quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario and a method to promote more medium- and long-term funding of assets and activities using a one-year horizon.

Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and clarification, including decisions as to whether and to what extent it will apply to U.S. banks that are not large, internationally active banks. Ultimate implementation of the Basel III provisions in the U.S. will be subject to the discretion of the U.S. banking regulators, and the regulations or guidelines they adopt may differ from the Basel III provisions.

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

An investment in the Company’s common stock involves significant risks, including, but not limited to, the following risks and uncertainties. These risk factors should be read carefully and considered before deciding to invest in the Company’s common stock. These risk factors may adversely affect the Company’s financial condition and future earnings. In that event, the trading price of the Company’s common stock could decline and you could lose a part or all of your investment. This section should be read together with the other information, including the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

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

During 2008, the Company began to experience a downturn in the overall credit performance of the loan portfolio, as well as acceleration in the deterioration of general economic conditions. This deterioration, including a significant increase in national and regional unemployment levels, is negatively impacting some borrowers’ ability to repay. During the year ended December 31, 2008, these conditions resulted in a $13.9 million increase in non-performing assets and loans over 90 days past due to $16.2 million. At December 31, 2011, 2010 and 2009, non-performing assets and loans over 90 days past due remained at elevated levels, totaling $18.7 million, $15.4 million and $14.8 million, respectively. The provision for loan losses totaled $12.4 million, $11.7 million and $2.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Additional increases in loan loss reserves may be necessary in the future. Continued deterioration in the quality of the loan portfolio can have a material adverse effect on earnings, liquidity and capital.

The Bank will realize additional future losses if our levels of non-performing assets do not moderate and if the proceeds we receive upon liquidation of assets are less than the carrying value of such assets.

The Company expects to continue its focus on reducing non-performing asset levels during 2012 by selling other real estate owned (OREO) and restructuring its problem loans and potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. At December 31, 2011, other potential problem loans totaled $40.0 million. Among the Bank’s potential problem loans are several large credit relationships. Consequently, an adverse development with respect to one of these loans or credit relationships could expose us to a significant increase in nonperforming assets.

The actual volume of future distressed asset sales could increase based on regulatory directives, the level of migration of performing loans to problem loan status, as well as opportunities to sell such assets, thus resulting in higher credit costs. The continuing weakness in the residential and commercial real estate markets may negatively impact the ability to dispose of distressed assets, and may result in higher credit losses on sales of distressed assets. Non-performing assets are recorded on the financial statements at the estimated fair value, which considers management’s plans for disposition. The Company will realize additional future losses if the proceeds received upon dispositions of assets are less than the recorded carrying value of such assets. If market conditions continue to decline, the magnitude of losses realized upon the disposition of non-performing assets may increase, which could materially adversely affect the Company’s business, financial condition and results of operations.

Further increases in non-performing assets may reduce interest income and increase net loan charge-offs, provision for loan losses, and operating expenses.

As a result of the prolonged economic downturn, the Bank is experiencing historically high levels of non-accrual loans. Non-accrual loans increased from 1.87% at December 31, 2009 to 2.49% and 3.02% of total loans at December 31, 2010 and 2011, respectively. Until economic and market conditions improve at a more rapid pace, we expect to incur charge-offs to the allowance for loan losses and lost interest income relating to increased non-performing loans and, as a result, additional increases in loan loss reserves may be necessary in the future. Non-performing assets (including non-accrual loans and other real estate owned) totaled $18.2 million at December 31, 2011. These non-performing assets can adversely affect net income mainly through increased operating expenses incurred to maintain such assets or loss charges related to subsequent declines in the estimated fair value of foreclosed assets. Adverse changes in the value of our non-performing assets, or the underlying collateral, or in the borrowers’ performance or financial conditions could adversely affect the Company’s business, results of operations and financial condition. There can be no assurance that the Company will not experience further increases in non-performing loans in the future, or that non-performing assets will not result in lower financial returns in the future.

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

The Company may need to raise additional capital.

Deteriorating credit quality has resulted in net losses that have adversely impacted the Bank’s regulatory capital over the past two years and that may continue to do so in the future. While the Bank remained “well capitalized” as December 31, 2011, additional capital may be needed in the future to maintain capital levels. The Company may seek to raise capital through offerings of common stock, preferred stock, securities convertible into common stock, or rights to acquire such securities or common stock. Under the Company’s articles of incorporation, we have additional authorized shares of common stock and preferred stock that we can issue from time to time at the discretion of our board of directors, without further action by the shareholders, except where shareholder approval is required by law. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to shareholders of our common stock, and the market price of our common stock could decline as a result of any such sales. Our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings.

In addition, our ability to raise capital through the sale of additional securities will depend on the financial markets, and we may not be able to obtain additional capital in amounts or on terms that are satisfactory. If we decide to raise capital and are unable to do so, the Company’s financial condition could be adversely affected.

The Bank’s concentrations of loans could result in higher than normal risk of loan defaults and losses.

The Bank offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction and land development, home equity, consumer and other loans. The majority of the loans are secured by real estate (both residential and commercial) in the market area. At December 31, 2011, these loans totaled $351.8 million, or 90%, of total loans. A major change in the real estate market, such as further deterioration in the value of this collateral, or in the local or national economy, could adversely affect customers’ ability to pay these loans, which in turn could impact the Bank. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and the Bank tries to limit exposure to this risk by monitoring extensions of credit carefully. The Bank cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

Changes in interest rates may negatively impact net interest income if the Company is unable to successfully manage interest rate risk.

The Company’s profitability will depend substantially upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. Changes in interest rates, including the shape of the treasury yield curve, will affect the Company’s financial performance and condition through the pricing of securities, loans, deposits and borrowings. The Company attempts to minimize exposure to interest rate risk, but will be unable to eliminate it. The net interest spread will depend on many factors that are partly or entirely outside of the Company’s control, including competition, federal economic, monetary and fiscal policies and general economic conditions.

Our small-to-medium sized business target market may have fewer financial resources to weather a downturn in the economy.

We target our commercial development and marketing strategy primarily to serve the banking and financial services needs of small and medium sized businesses. These businesses generally have less capital or borrowing capacity than larger entities. If general economic conditions negatively impact this major economic sector in the markets in which we operate, our results of operations and financial condition may be adversely affected.

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

The Company’s ability to retain key officers and employees may be further impacted by legislation and regulation affecting the financial services industry. For example, Section 7001 of the ARRA amended Section 111 of the EESA in its entirety, significantly expanded the executive compensation restrictions. These restrictions apply to the Company as a participant in the Capital Purchase Program and shall generally continue to apply for as long as any Senior Preferred shares are outstanding. Such restrictions and standards may further impact management’s ability to compete with financial institutions that are not subject to the same limitations as the Company under Section 7001 of the ARRA.

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

The Company is subject to extensive regulation that could limit or restrict its activities and impose financial requirements or limitations on the conduct of its business, which could adversely affect profitability.

The Company and the Bank are subject to extensive federal and state regulation and supervision. These regulations affect lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC and other federal and state agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted significant changes to the financial services regulatory scheme, and other changes to statutes, regulations, and policies (including changes in their interpretation or implementation) that could affect the Company in substantial and unpredictable ways. For example, such changes could subject us to additional costs, limit the types of products and services we can offer, or provide opportunities for non-banks to offer competing products and services. If we fail to comply with laws, regulations and policies, we could be subject to regulatory sanctions, civil money penalties or reputational harm.

See the section of this report entitled “Supervision and Regulation” for additional information on the statutory and regulatory issues that affect the Company’s business.

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

The Company’s ability to operate profitably may be dependent on its ability to implement various technologies into its operations.

The market for financial services, including banking service and consumer finance services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, internet-based banking and tele-banking. The Company’s ability to compete successfully in its market may depend on the extent to which it is able to exploit such technological changes. If it is not able to afford such technologies, properly or timely anticipate or implement such technologies, or properly train its staff to use such technologies, the Company’s business, financial condition or operating results could be adversely affected.

The Company’s operations depend upon third party vendors that perform services for us.

The Company outsources many of its operating and banking functions, including some data processing functions and the interchange and transmission services for the ATM network. As such, the Company’s success and ability to expand operations depends on the services provided by these third parties. Disputes with these third parties may adversely affect operations. The Company may not be able to engage appropriate vendors to adequately service its needs, and the vendors that it engages may not be able to perform successfully.

Negative public opinion could damage our reputation and adversely impact liquidity and profitability.

As a financial institution, the Company’s earnings, liquidity, and capital are subject to risks associated with negative public opinion of the Company and of the financial services industry as a whole. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our clients’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep, attract and/or retain customers and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. Negative public opinion could also affect our ability to borrow funds in the unsecured wholesale debt markets.

As a result of the Company’s participation in the Capital Purchase Program (CPP), the Company may become subject to additional regulation, and the costs or effects of compliance cannot be predicted at this time.

In connection with its participation in the CPP administered under the TARP, the Company may face additional regulations and/or reporting requirements, including, but not limited to, Congress’s ability to impose “after-the-fact” terms and conditions on participants in the CPP. As a participant in the CPP, the Company would be subject to any such retroactive legislation. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Potential future losses may result in an additional valuation allowance for deferred tax assets. Recapture of the deferred tax asset balance (i.e., reversal of the valuation allowance) is subject to considerable judgment and could be adversely impacted by changes in future income tax rates.

During 2011, the Company reached a three-year cumulative pre-tax loss position. See Note 10 of Notes to Consolidated Financial Statements in this Report. Under GAAP, cumulative losses in recent years are considered significant negative evidence which is difficult to overcome in assessing the realizability of a deferred tax asset. As a result, beginning with the fourth quarter of 2011, the Company no longer considers future taxable income in determining the realizability of its deferred tax assets. At December 31, 2011, the Company had recorded a full valuation allowance of $6.1 million on its net deferred tax assets.

The Company expects to reverse the valuation allowance for deferred tax assets once it has demonstrated a sustainable return to profitability. However, the reversal of the valuation allowance is subject to considerable judgment. Additionally, even after the recovery of the deferred tax asset balance under GAAP, which would immediately benefit GAAP capital and the tangible common equity ratio, there will remain limitations on the ability to include the deferred tax assets for regulatory capital purposes. See “Deferred Tax Asset Valuation Allowance” under Part II - Item 7. “Management’s Discussion and Analysis of Operating Results and Financial Condition” of this Report.

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

In managing the Company’s consolidated balance sheet, the Company depends on secondary sources to provide sufficient liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of clients. Other sources of funding available to us, and upon which we rely as regular components of our liquidity risk management strategy, include federal funds lines of credit, sales of securities and loans, brokered deposits and borrowings from the Federal Home Loan Bank system. The availability of these funding sources is highly dependent upon the perception of the liquidity and creditworthiness of the financial institution, and such perception can change quickly in response to market conditions or circumstances unique to a particular company.

Any occurrence that may limit our access to these sources, such as a decline in the confidence of debt purchasers, or our depositors or counterparties, may adversely affect the Company’s liquidity, financial position and results of operations.

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

Our ability to pay dividends is limited and we suspended payment of dividends during 2011. As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

Our ability to pay dividends on our common stock is limited by regulatory restrictions applicable to the Company and the Bank and the need to maintain sufficient capital. Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. The Company is organized under the Virginia Stock Corporation Act, which prohibits the payment of a dividend if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business. The payment of a dividend is also prohibited if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of any preferred shareholders. In addition, the Company is subject to certain regulatory requirements to maintain capital at or above regulatory minimums, which affect its dividend policies. The Federal Reserve has indicated that a bank holding company such as the Company should generally pay dividends only if its earnings for the current period are sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

In addition, our ability to pay dividends on our common stock is largely dependent on the ability of our banking subsidiary to pay dividends to us. The Bank also is subject to laws and regulations that limit the amount of dividends that it can pay. As a state member bank, the Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Under Virginia law, a bank may not declare a dividend in excess of its undivided profits or its accumulated retained earnings. Additionally, under Federal Reserve regulations, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by it in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve. The Federal Reserve and the Commonwealth of Virginia have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice and have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In the third quarter of 2011, we suspended payment of dividends on our common stock, and we currently are subject to regulatory restrictions that do not permit us or the Bank to declare or pay any dividend without the prior approval of our banking regulators. If either the Company or the Bank is unable to satisfy these regulatory requirements or obtain requisite regulatory approval, we will be unable to pay dividends on our common stock. Therefore, we may not be able to resume payments of dividends in the future.

Our preferred stock and trust preferred securities are superior to our common stock, which may limit our ability to pay dividends on our common stock in the future.

Our ability to pay dividends on our common stock is also limited by contractual restrictions under our trust preferred securities and the agreement with the U.S. Treasury in connection with the issuance of our Series A Preferred Stock under the TARP Capital Purchase Program. The trust preferred securities and preferred stock are in a superior ownership position compared to common stock. Interest must be paid on the trust preferred securities, and dividends must be paid on the preferred stock, before dividends may be paid to the common shareholders. The Company is current in its interest and dividend payments on the trust preferred securities and preferred stock; however, we have the right to defer distributions on these instruments, during which time no dividends may be paid on our common stock. If we do not have sufficient earnings in the future and begin to defer distributions on the trust preferred securities or preferred stock, we will be unable to pay dividends on our common stock until we become current on those distributions.

There is a limited trading market for the Company’s common stock; it may be difficult to sell shares.

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

Rental expense for the leased locations totaled $40 thousand for the year ended December 31, 2011. The lease for the Front Royal Express property expired on April 30, 2009 with an automatic renewal option through April 30, 2013. The lease for the North Woodstock property expires on May 31, 2016, without a renewal option. All of the Company’s properties are in good operating condition and are adequate for the Company’s present and future needs.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividends

Shares of the common stock of the Company are traded on the over-the-counter (OTC) market and quoted in the OTC Bulletin Board under the symbol “FXNC.” As of March 16, 2012 the Company had 639 shareholders of record and approximately 540 additional beneficial owners of shares of common stock.

Following are the high and low prices of sales of common stock known to the Company, along with the dividends that were paid quarterly in 2010 and 2011.

	Market Prices and Dividends (per share)
	Sales Price ($)		Dividends ($)
	High	Low
2010:
1st quarter	12.00	10.00	0.14
2nd quarter	17.85	11.40	0.14
3rd quarter	14.00	12.20	0.14
4th quarter	13.50	12.21	0.14

2011:
1st quarter	12.75	9.25	0.10
2nd quarter	11.75	10.10	0.10
3rd quarter	9.75	7.60	0.00
4th quarter	7.75	4.40	0.00

Dividend Policy

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

The Company

The Company is organized under the Virginia Stock Corporation Act, which prohibits the payment of a dividend if, after giving it effect, a corporation would not be able to pay its debts as they become due in the usual course of business. The payment of a dividend is also prohibited if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of any preferred shareholders.

The Company is subject to certain regulatory requirements to maintain capital at or above regulatory minimums, which affect its dividend policies. The Federal Reserve has indicated that a bank holding company such as the Company should generally pay dividends only if its earnings for the current period are sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

In connection with its participation in the Capital Purchase Program established by the Treasury under the EESA, the Company issued preferred stock to the Treasury on March 13, 2009. The Preferred Stock is in a superior ownership position compared to common stock. Dividends must be paid to the preferred stock holder before they can be paid to the common shareholders. If the dividends on the Preferred Stock have not been paid for an aggregate of six (6) quarterly dividend periods or more, whether or not consecutive, the Company’s authorized number of directors will be automatically increased by two (2) and the holders of the Preferred Stock will have the right to elect those directors at the Company’s next annual meeting or at a special meeting called for that purpose; these two directors may be elected annually and may serve until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full.

In addition, contractual restrictions under our trust preferred securities provide that those instruments also are in a superior ownership position compared to common stock. Interest must be paid on the trust preferred securities before dividends may be paid to the common shareholders.

The Company is current in its interest and dividend payments on the Preferred Stock and trust preferred securities.

The Bank

The Company is a legal entity separate and distinct from its subsidiaries, and its ability to distribute cash dividends will depend primarily on the ability of the Bank to pay dividends to it. The Bank also is subject to laws and regulations that limit the amount of dividends that it can pay. As a state member bank, the Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Under Virginia law, a bank may not declare a dividend in excess of its undivided profits or its accumulated retained earnings. Additionally, under Federal Reserve regulations, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by it in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve. The Federal Reserve and the Commonwealth of Virginia have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice and have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In addition, we currently are subject to regulatory restrictions that do not permit us or the Bank to declare or pay any dividend without the prior approval of our banking regulators. The Bank received approval in February 2012 for a dividend declaration totaling $249 thousand from the Bank to the Company in order to pay dividends on preferred stock and interest payments on trust preferred capital notes.

Stock Repurchases

The Company did not repurchase any shares of its common stock during the fourth quarter of 2011.

Stock Performance Graph

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return on the S&P 500, NASDAQ-Total U.S. and the SNL Bank Index $500M-$1B, assuming an investment of $100 in shares of Common Stock on December 31, 2006, and the reinvestment of dividends.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
First National Corporation	100.00	85.11	63.17	40.50	53.73	25.88
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank $500M-$1B	100.00	80.13	51.35	48.90	53.38	46.96

Item 6.	Selected Financial Data

The following is selected financial data for the Company for the last five years. This information has been derived from audited financial information included in Item 8 of this Form 10-K.

	Years Ended December 31,
	(in thousands except ratios and per share amounts)
	2011	2010	2009	2008	2007

Results of Operations
Interest and dividend income	$25,648	$27,215	$27,414	$30,913	$35,501
Interest expense	5,450	6,814	9,084	12,793	17,401
Net interest income	20,198	20,401	18,330	18,120	18,100
Provision for loan losses	12,380	11,731	2,300	1,994	398
Net interest income after provision for loan losses	7,818	8,670	16,030	16,126	17,702
Noninterest income	5,799	6,082	5,577	5,951	6,072
Noninterest expense	20,743	20,561	18,703	16,014	15,286
Income (loss) before income taxes	(7,126)	(5,809)	2,904	6,063	8,488
Income tax expense (benefit)	3,835	(2,206)	755	1,840	2,741
Net (loss) income	(10,961)	(3,603)	2,149	4,223	5,747
Effective dividend and accretion on preferred stock	894	887	704	—	—
Net (loss) income available to common shareholders	$(11,855)	$(4,490)	$1,445	$4,223	$5,747

Key Performance Ratios
Return on average assets	(1.96%)	(0.66%)	0.39%	0.78%	1.09%
Return on average equity	(22.46%)	(6.52%)	4.27%	10.65%	16.52%
Net interest margin	3.98%	4.07%	3.62%	3.63%	3.71%
Efficiency ratio(1)	69.66%	66.77%	73.10%	65.37%	62.22%
Dividend payout	(5.30%)	(36.64%)	113.09%	38.61%	26.79%
Equity to assets	6.88%	8.90%	9.92%	7.15%	6.99%

Per Common Share Data
Net (loss) income, basic and diluted	$(4.01)	$(1.53)	$0.49	$1.45	$1.98
Cash dividends	0.20	0.56	0.56	0.56	0.53
Book value at period end	7.72	11.66	13.92	13.41	12.95

Financial Condition
Assets	$539,064	$544,629	$552,674	$548,237	$541,565
Loans, net	379,503	418,994	436,129	446,327	445,380
Securities	91,665	60,420	60,129	54,791	54,117
Deposits	469,172	463,500	463,886	447,493	445,142
Shareholders’ equity	37,096	48,498	54,807	39,185	37,859
Average shares outstanding, diluted	2,953	2,940	2,921	2,913	2,906

Capital Ratios
Leverage	8.45%	10.54%	11.50%	9.10%	9.53%
Risk-based capital ratios:
Tier 1 capital	11.24%	12.91%	13.70%	10.52%	10.89%
Total capital	12.51%	14.18%	14.96%	11.72%	11.80%

(1)	The efficiency ratio is computed by dividing noninterest expense excluding the provision for other real estate owned and gains and losses on other real estate owned by the sum of net interest income on a tax equivalent basis and non-interest income excluding securities and premises and equipment gains and losses. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Noninterest expense excluding the provision for other real estate owned and gains and losses on other real estate owned was $18,275, $17,902, $17,709, $16,014, and $15,286 for 2011, 2010, 2009, 2008 and 2007, respectively. Net interest income on a tax equivalent basis was $20,496, $20,723, $18,668, $18,442, and $18,391 for 2011, 2010, 2009, 2008 and 2007, respectively. Non-interest income excluding securities and premises and equipment gains and losses was $5,740, $6,089, $5,558, $6,055, and $5,812 for 2011, 2010, 2009, 2008 and 2007, respectively. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP.” See “Non-GAAP Financial Measures” included in Item 7 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2011, 2010 and 2009 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

Executive Overview

The Company

First National Corporation (the Company) is the bank holding company of:

•	First Bank (the Bank). The Bank owns:

•	First Bank Financial Services, Inc.

•	Shen-Valley Land Holdings, LLC

•	First National (VA) Statutory Trust II (Trust II)

•	First National (VA) Statutory Trust III (Trust III)

First Bank Financial Services, Inc. invests in entities that provide title insurance and investment services. Shen-Valley Land Holdings, LLC was formed to hold other real estate owned and future office sites. The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities.

Products, Services, Customers and Locations

The Bank offers loan, deposit, trust and investment products and services through 10 offices, 30 ATMs and its website, www.therespowerinone.com, for both individuals and businesses. Customers include individuals and small to medium-sized businesses, including governmental entities and non-profit organizations in the northern Shenandoah Valley region of Virginia.

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

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the year ended December 31, 2011 is salaries and employee benefits, comprising 45% of noninterest expenses, followed by occupancy and equipment expense, comprising 13% of expenses and provision for other real estate owned, comprising 7% of expenses.

Focus on Asset Quality

The Company’s 2011 results reflect continued efforts to address asset quality issues. The Bank’s shorter-term goal was to improve asset quality by reducing the balance of other potential problem loans, impaired loans and other real estate owned (OREO). Management worked towards this goal by strengthening weak loans where possible, increasing specific loan loss reserves on impaired loans to reflect liquidation plans where credit enhancements were not available, and by aggressive marketing and disposition of OREO. Although total non-performing assets increased to $18.2 million at year end, compared to $14.8 million at December 31, 2010, impaired loans decreased to $25.9 million from $43.9 million, and other potential problem loans decreased to $40.0 million from $73.3 million for the same periods, respectively.

During 2011, the Bank enhanced credit risk management practices, appraisal policies and procedures for collateral, improved underwriting and risk grading tools, and more effective management from consolidated credit administration and loan operations functions. These enhancements were initiated to achieve the Bank’s longer-term goal of improving credit risk management.

Financial Performance

For the year ended December 31, 2011, net loss totaled $11.0 million compared to net loss of $3.6 million in 2010. After the effective dividend on preferred stock, net loss available to common shareholders was $11.9 million, or $4.01 per basic and diluted share compared to net loss available to common shareholders of $4.5 million, or $1.53 per basic and diluted share, for the same period in 2010. The increase in the net loss for 2011 compared to 2010 was primarily a result of a non-cash charge to income tax expense totaling $6.4 million to establish a valuation allowance on net deferred tax assets. In addition, 2011 results reflect a $12.4 million provision for loan losses and $2.5 million of other real estate owned (OREO) valuation adjustments and losses on OREO dispositions. Return on assets and return on equity were -1.96% and -22.46%, respectively, for 2011 compared to -0.66% and -6.52% for 2010.

Net interest income totaled $20.2 million for the year ended December 31, 2011, compared to $20.4 million for the same period in 2010. The net interest margin was 3.98% for 2011 compared to 4.07% for 2010.

The provision for loan losses totaled $12.4 million in 2011 compared to $11.7 million in 2010. The higher level of provision for loan losses for 2011 was reflective of management’s continued efforts to address asset quality issues. The allowance for loan losses decreased to $12.9 million or 3.30% of gross loans at December 31, 2011, from $16.0 million or 3.69% of gross loans at December 31, 2010. The decrease was attributable to net charge-offs totaling $15.5 million for the year ended December 31, 2011. Management regularly evaluates the loan portfolio, economic conditions and other factors to determine an appropriate allowance for loan losses. Based on the most recent evaluation, management believes that the allowance for loan losses was appropriate to provide prudent coverage of the risks in the loan portfolio at December 31, 2011.

Noninterest income totaled $5.8 million for 2011 compared to $6.1 million for 2010. Decreases in overdraft fee income and gains on sales of loans were partially offset by increases in trust and investment advisory income and ATM and check card fee income. Noninterest expense was $182 thousand, or 1% higher, for the year ended December 31, 2011, compared to the same period in 2010. The provision for OREO totaled $1.6 million for the year ended December 31, 2011, compared to $2.6 million for the same period in 2010. Net losses on sale of OREO totaled $910 thousand for the year ended December 31, 2011, compared to $19 thousand for the same period in 2010.

In March 2012, the Company made an adjustment to income tax expense as a result of a change in its calculation of the deferred tax asset valuation allowance. This adjustment resulted in additional income tax expense of $317 thousand for the year ended December 31, 2011 than was previously reported on the Company’s Current Report on Form 8-K filed on February 20, 2012. Net loss to common shareholders for the year ended December 31, 2011 totaled $11.9 million, or $4.01 per basic and diluted share, as compared to $11.5 million, or $3.91 per basic and diluted share, as previously reported.

Management Outlook

The Company does not expect a significant change in noninterest expense (excluding the provision for OREO) for 2012, when compared to 2011 results. Net interest income is expected to decrease slightly from downward pressure on the net interest margin. Although total average earning asset balances are expected to remain relatively stable during 2012, a change in the earning asset mix that occurred throughout 2011 should result in a lower net interest margin for 2012. The Company is anticipating economic conditions to remain stable in the local market, which should result in stable loan and deposit balances.

Noninterest income is not expected to change significantly for 2012, when compared to 2011 results.

Management believes that the allowance for loan losses provides prudent coverage of the risks in the loan portfolio, and the carrying value of other real estate owned reflects current market conditions and the Bank’s disposition plans. However, we expect that additional provisions for loan losses may be necessary in the future, the amount of which will be influenced by changes in the Bank’s loan customers’ ability to pay which is affected by real estate values, economic conditions, and other factors. In addition, the amount of the provision for other real estate owned and gains or losses that may occur from the sale of other real estate owned may be impacted by changes in real estate values.

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

	Efficiency Ratio
	(in thousands)
	2011	2010

Noninterest expense	$20,743	$20,561
Less: provision for other real estate owned	1,558	2,640
Less: net losses on sale of other real estate owned	910	19

	$18,275	$17,902

Tax-equivalent net interest income	$20,496	$20,723
Noninterest income	5,799	6,082
Less: securities gains (losses)	59	(7)

	$26,236	$26,812

Efficiency ratio	69.66%	66.77%

This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2011 and 2010 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	(in thousands)
	2011	2010

GAAP measures:
Interest income - loans	$22,907	$24,874
Interest income - investments and other	2,741	2,341
Interest expense - deposits	4,843	5,903
Interest expense - other borrowings	221	460
Interest expense - other	386	451

Total net interest income	$20,198	$20,401

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$49	$47
Tax benefit realized on non-taxable interest income - municipal securities	249	275

Total tax benefit realized on non-taxable interest income	$298	$322

Total tax-equivalent net interest income	$20,496	$20,723

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management determines that the loan balance may be uncollectible. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of specific and general components. The specific allowance is used to individually allocate an allowance for impaired loans. For impaired loans, an allowance is established when the discounted cash flows, net collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate, (2) the loan’s obtainable market price or (3) the fair value of the collateral, net of selling costs, if the loan repayment is collateral dependent. The Company does not separately identify individual consumer and residential loans for impairment disclosures.

The general component covers loans that are not considered impaired and is based on historical loss experience adjusted for qualitative factors. These loans are segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, national and local economic trends, effects of the changes in the value of underlying collateral, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, concentrations of credit, quality of the loan review system and the effect of external factors such as competition and regulatory requirements. The factors assigned differ by loan type. The general allowance recognizes potential losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. For further information regarding the allowance for loan losses see Notes 1 and 4 to the Consolidated Financial Statements.

Other Real Estate Owned (OREO)

Other real estate owned, consisting of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans, is reported at the lower of cost or fair value less costs to sell, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its distressed asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of other real estate each quarter and adjusts the values as appropriate.

Deferred Tax Asset Valuation Allowance

A valuation allowance is required for deferred tax assets (DTA) if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered, including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carry-forwards. The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of these four sources. The presence of cumulative losses in recent years is considered significant negative evidence, making it difficult for a company to rely on future taxable income, exclusive of reversing temporary differences and carry-forwards, as a reliable source of taxable income to realize a deferred tax asset. Judgment is a critical element in making this assessment. Changes in the valuation allowance that result from favorable changes in those circumstances that cause a change in judgment about the realization of deferred tax assets in future years are recorded through income tax expense.

In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified. The Company’s positive evidence considered in support of its use of forecasted future earnings as a source of realizing DTAs was insufficient to overcome the negative evidence associated with its pre-tax cumulative loss position. The total valuation allowance on deferred income tax assets was $6.1 million at December 31, 2011.

Reversal of the DTA valuation allowance balance is subject to considerable judgment. However, the Company expects to reverse the DTA valuation allowance once it has demonstrated a sustainable return to profitability and experienced consecutive profitable quarters coupled with a forecast of sufficient continuing profitability. This reversal could occur as a single event or over a period of time depending upon the level of forecasted taxable income, the degree of probability related to realizing the forecasted taxable income, and the estimated risk related to credit quality. In that event, there will remain limitations on the ability to include the deferred tax assets for regulatory capital purposes. Pursuant to regulatory requirements, as taxes paid in carryback periods are exhausted, financial institutions must deduct from Tier I capital the greater of (1) the amount by which net deferred tax assets exceed what they would expect to realize within one year or (2) the amount by which the net deferred tax assets exceeds 10% of Tier I capital.

Lending Policies

General

In an effort to manage risk, the Bank’s loan policy gives loan amount approval limits to individual loan officers based on their position within the Bank and level of experience. The Management Loan Committee can approve new loans up to their authority. The Board Loan Committee approves all loans which exceed the authority of the Management Loan Committee. The full Board of Directors must approve loans which exceed the authority of the Board Loan Committee, up to the Bank’s legal lending limit. The Board Loan Committee currently consists of five non-management directors. The Board Loan Committee approves the Bank’s Loan Policy and reviews the loan watch list, concentrations of credit and other risk management reports. The Board Loan Committee meets on a monthly basis and the Chairman of the Committee then reports to the Board of Directors.

Residential loan originations are primarily generated by Bank loan officer solicitations, referrals by real estate professionals and customers. Commercial real estate loan originations are obtained through direct solicitation and additional business from existing customers. All completed loan applications are reviewed by the Bank’s loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. Loan quality is analyzed based on the Bank’s experience and credit underwriting guidelines as well as the guidelines issued by the purchasers of loans, depending on the type of loan involved. Real estate collateral is appraised by independent appraisers who have been pre-approved by the Board Loan Committee.

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At December 31, 2011, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $62.7 million.

Commercial Business Lending

Commercial business loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much reliability as residential real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. Commercial real estate loan originations are obtained through direct solicitation of developers and additional business from existing customers. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. The valuation of commercial real estate collateral is provided by independent appraisers who have been approved by the Board Loan Committee. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and considers the valuation of the real estate collateral.

Construction and Land Development Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. The majority of these loans has an average life of approximately one year and re-price monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans sometimes involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated based on the completion of construction. Thus, there is risk associated with failure to complete construction and potential cost overruns. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, typically requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

Residential Real Estate Lending

Residential lending activity may be generated by Bank loan officer solicitations, referrals by real estate professionals and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. The valuation of residential collateral is generally provided by independent fee appraisers who have been approved by the Board Loan Committee. In addition to originating fixed rate mortgage loans with the intent to sell to correspondent lenders or broker to wholesale lenders, the Bank originates balloon and other mortgage loans for the portfolio. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings and trust preferred securities. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for loan losses, noninterest income and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts; fees charged for other customer services, including trust and investment advisory services; gains and losses from the sale of assets, including loans held for sale, securities and premises and equipment; general and administrative expenses; other real estate owned expenses and income tax expense.

For the year ended December 31, 2011, net loss totaled $11.0 million. After the effective dividend and accretion on preferred stock, net loss available to common shareholders was $11.9 million, or $4.01 per basic and diluted share compared to net loss of $4.5 million, or $1.53 per basic and diluted share, for the same period in 2010. The increase in the net loss for 2011 compared to 2010 was primarily a result of a non-cash charge to income tax expense totaling $6.4 million to establish a valuation allowance on net deferred tax assets. In addition, 2011 results reflect a $12.4 million provision for loan losses and $2.5 million of other real estate owned (OREO) valuation adjustments and losses on OREO dispositions. Return on assets and return on equity were -1.96% and -22.46%, respectively, for 2011 compared to -0.66% and -6.52% for 2010.

Net Interest Income

Net interest income decreased slightly to $20.2 million for the year ended December 31, 2011, compared to $20.4 million for the same period in 2010. The net interest margin decreased 9 basis points to 3.98% from 4.07% and average interest-earning assets were $5.3 million higher when comparing the periods. The decline in the margin resulted from a change in the earning asset mix and higher levels of non-accrual loans. Loan balances were lower and cash, due from banks, federal funds sold and securities balances were higher during 2011 when compared to 2010. In 2010, net interest income totaled $20.4 million, an 11% increase compared to $18.3 million for the same period in 2009.

The net interest margin was 3.98% in 2011, 4.07% in 2010 and 3.62% in 2009. Interest income as a percent of average earning assets was 5.04% in 2011, 5.41% in 2010 and 5.38% in 2009. Interest expense as a percent of average interest-bearing assets was 1.06% in 2011, 1.34% in 2010 and 1.76% in 2009. The interest rate spread was 3.72% in 2011, 3.73% in 2010 and 3.21% in 2009.

Net interest income is expected to decrease slightly in 2012 from downward pressure on the net interest margin. Although total average earning asset balances are expected to remain relatively stable during 2012, a change in the earning asset mix that occurred throughout 2011 should result in a lower net interest margin for 2012. The Company is anticipating economic conditions to remain stable in the local market, which should result in stable loan and deposit balances.

The following table provides information on average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2011, 2010 and 2009, as well as amounts and rates of tax equivalent interest earned and interest paid. The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components.

	Average Balances, Income and Expense, Yields and Rates
	(dollars in thousands)
	Years Ending December 31,
	2011			2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits in other banks	$8,567	$18	0.21%	$6,273	$15	0.24%	$2,037	$1	0.02%
Securities:
Taxable	64,992	2,156	3.32%	42,678	1,722	4.04%	45,894	2,095	4.39%
Tax-exempt (1)	12,306	732	5.95%	13,681	819	5.99%	14,125	873	6.18%
Restricted	2,956	66	2.24%	3,338	58	1.72%	2,862	46	1.61%

Total securities	80,254	2,954	3.68%	59,697	2,599	4.35%	62,881	3,014	4.79%
Loans: (2)
Taxable	415,677	22,812	5.49%	439,942	24,785	5.63%	446,643	24,611	5.51%
Tax-exempt (1)	2,248	144	6.38%	2,145	136	6.34%	2,004	121	6.02%

Total loans	417,925	22,956	5.49%	442,087	24,921	5.64%	448,647	24,732	5.51%
Federal funds sold	7,942	18	0.23%	1,167	2	0.19%	2,582	5	0.17%

Total earning assets	514,688	25,946	5.04%	509,224	27,537	5.41%	516,147	27,752	5.38%
Less: allowance for loan losses	(15,339)			(7,836)			(6,621)
Total nonearning assets	44,989			43,752			40,072

Total assets	$544,338			$545,140			$549,598

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$74,692	$517	0.69%	$44,641	$231	0.52%	$38,206	$190	0.50%
Money market accounts	27,081	119	0.44%	33,788	274	0.81%	23,690	255	1.08%
Savings accounts	87,857	498	0.57%	81,394	478	0.59%	77,854	539	0.69%
Certificates of deposit:
Less than $100,000	86,671	1,778	2.05%	96,251	2,488	2.59%	104,464	3,391	3.25%
Greater than $100,000	88,896	1,696	1.91%	82,625	2,091	2.53%	78,280	2,509	3.21%
Brokered deposits	22,651	235	1.04%	36,294	341	0.94%	58,995	869	1.47%

Total interest-bearing deposits	387,848	4,843	1.25%	374,993	5,903	1.57%	381,489	7,753	2.03%
Federal funds purchased	16	—	0.61%	1,715	12	0.73%	3,692	37	1.01%
Trust preferred capital notes	9,279	386	4.16%	9,279	439	4.73%	9,279	470	5.07%
Other borrowings	14,848	221	1.49%	19,478	460	2.36%	24,683	824	3.34%

Total interest-bearing liabilities	411,991	5,450	1.32%	405,465	6,814	1.68%	419,143	9,084	2.17%
Noninterest-bearing liabilities
Demand deposits	81,786			80,696			75,570
Other liabilities	3,145			3,737			4,574

Total liabilities	496,922			489,898			499,287
Shareholders’ equity	47,416			55,242			50,311

Total liabilities and shareholders’ equity	$544,338			$545,140			$549,598

Net interest income		$20,496			$20,723			$18,668

Interest rate spread			3.72%			3.73%			3.21%
Interest expense as a percent of average earning assets			1.06%			1.34%			1.76%
Net interest margin			3.98%			4.07%			3.62%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $298 thousand, $322 thousand and $338 thousand for 2011, 2010 and 2009, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

	Volume and Rate
	(in thousands)
	Years Ending December 31,
	2011			2010
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense

Interest-bearing deposits in other banks	$4	$(1)	$3	$2	$12	$14
Loans	(1,360)	(613)	(1,973)	(383)	557	174
Loans, tax-exempt	7	1	8	9	6	15
Securities	658	(224)	434	(175)	(198)	(373)
Securities, tax-exempt	(81)	(6)	(87)	(27)	(27)	(54)
Securities, restricted	(5)	13	8	9	3	12
Federal funds sold	15	1	16	(3)	—	(3)

Total earning assets	$(762)	$(829)	$(1,591)	$(568)	$353	$(215)

Checking	$192	$94	$286	$33	$8	$41
Money market accounts	(47)	(108)	(155)	44	(25)	19
Savings accounts	35	(15)	20	28	(89)	(61)
Certificates of deposits:
Less than $100,000	(229)	(481)	(710)	(252)	(651)	(903)
Greater than $100,000	178	(573)	(395)	148	(566)	(418)
Brokered deposits	(147)	41	(106)	(272)	(256)	(528)
Federal funds purchased	(10)	(2)	(12)	(16)	(9)	(25)
Trust preferred capital notes	—	(53)	(53)	—	(31)	(31)
Other borrowings	(94)	(145)	(239)	(152)	(212)	(364)

Total interest-bearing liabilities	$(122)	$(1,242)	$(1,364)	$(439)	$(1,831)	$(2,270)

Change in net interest income	$(640)	$413	$(227)	$(129)	$2,184	$2,055

Provision for Loan Losses

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The provision for loan losses totaled $12.4 million in 2011 compared to $11.7 million in 2010. The higher provision for loan losses was primarily attributable to higher levels of specific reserves on impaired loans and increased historical loss experience. Net charge-offs were $15.5 million for the year ended December 31, 2011, compared to $2.8 million for the same period in 2010. For the year ended December 31, 2010, the provision for loan losses totaled $11.7 million compared to $2.3 million for the year ended December 31, 2009. The increase in the provision for loan losses during 2010 was a result of higher specific reserves on impaired loans.

Management regularly evaluates the loan portfolio, economic conditions and other factors to determine an appropriate allowance for loan losses. Management believes that the allowance for loan losses currently provides prudent coverage of the risks in the loan portfolio. However, the amount of provision for loan losses may be influenced by collateral values, economic conditions, and net charge-offs, among other factors. For additional information, see “Asset Quality”.

Noninterest Income

Noninterest income decreased 5% to $5.8 million for the year ended December 31, 2011 from $6.1 million for the same period in 2010. Service charges on deposit accounts decreased 15% to $2.2 million for 2011, compared to $2.6 million for 2010. This was attributable to a decrease in overdraft fee income in 2011. This decrease was partially offset by increases in ATM and check card fees and trust and investment advisory fees. ATM and check card fees increased 7% to $1.5 million for 2011, compared to $1.4 million for 2010. Fee income from trust and investment advisory services increased 13% to $1.4 million for 2011, compared to $1.2 million for 2010. This increase was attributable to more fees generated from higher average assets under management during 2011 when compared to 2010. In 2010, noninterest income increased 9% to $6.1 million from $5.6 million in 2009.

Noninterest income is not expected to change significantly during 2012, when compared to 2011 results.

Noninterest Expense

Noninterest expense increased 1% to $20.7 million for the year ended December 31, 2011, compared to $20.6 million for the same period in 2010. The provision for other real estate owned totaled $1.6 million for the year ended December 31, 2011 compared to $2.6 million in 2010. Net losses on sale of other real estate owned totaled $910 thousand for the year ended December 31, 2011, compared to $19 thousand for the same period in 2010. In 2010, noninterest expense increased 10% over 2009, primarily as a result of higher provision for other real estate owned.

The Company does not expect a significant change in noninterest expense, excluding provision for other real estate owned and gains or losses on sale of other real estate owned, during 2012. Management believes that the carrying value of other real estate owned reflects current market conditions and the Bank’s disposition plans; however, the amount of provision for other real estate owned will be influenced by changes in real estate values and economic conditions, among other factors. In addition, gains or losses that may occur from the sale of other real estate owned will be impacted by changes in real estate values.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2011 and 2010. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and from the establishment of a full valuation allowance on the Company’s net deferred tax asset during the fourth quarter of 2011. The realization of deferred tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given an uncertain economic outlook, banking industry conditions and other factors. At December 31, 2011, management conducted such an analysis and determined that an establishment of a full valuation allowance of $6.1 million was prudent given its recent three year operating losses. For a more detailed discussion of the Company’s tax calculation, see Note 10 to the consolidated financial statements, included in Item 8 of this Form 10-K.

Financial Condition

General

Total assets were $539.1 million at December 31, 2011 compared to $544.6 million at December 31, 2010. The Company’s trust and investment advisory group had assets under management of $217.2 million at December 31, 2011 compared to $205.5 million at December 31, 2010. Assets managed by the trust and investment advisory group are not held on the Company’s balance sheet.

The Company is anticipating economic conditions to remain stable in the local market, which should result in stable loan and deposit balances during 2012.

Loans

The Bank is an active lender with a loan portfolio that includes commercial and residential real estate loans, commercial loans, consumer loans, construction and land development loans and home equity loans. The Bank’s lending activity is concentrated on individuals, small and medium-sized businesses and local governmental entities primarily in its market area. As a provider of community-oriented financial services, the Bank does not attempt to geographically diversify its loan portfolio by undertaking significant lending activity outside its market area. The Bank’s loan portfolio is summarized in the table below for the periods indicated.

	Loan Portfolio
	(in thousands)
	At December 31,
	2011		2010		2009		2008		2007

Commercial, financial, and agricultural	$29,446	7.50%	$39,796	9.15%	$52,276	11.79%	$56,354	12.47%	$55,172	12.27%
Real estate - construction	48,363	12.32%	52,591	12.09%	55,057	12.42%	63,744	14.10%	73,478	16.34%
Real estate - mortgage:
Residential (1-4 family)	122,339	31.17%	121,506	27.93%	118,675	26.77%	116,821	25.85%	106,378	23.66%
Secured by farmland	6,161	1.57%	6,207	1.43%	1,281	0.29%	1,702	0.38%	1,789	0.40%
Other real estate loans	174,980	44.59%	201,164	46.24%	200,001	45.12%	196,163	43.40%	192,616	42.84%
Consumer	10,085	2.57%	12,879	2.96%	13,776	3.11%	16,202	3.58%	18,778	4.18%
All other loans	1,066	0.27%	887	0.20%	2,169	0.49%	991	0.22%	1,376	0.31%

Total loans	$392,440	100%	$435,030	100%	$443,235	100%	$451,977	100%	$449,587	100%
Less: allowance for loan losses	12,937		16,036		7,106		5,650		4,207

Loans, net of allowance for loan losses	$379,503		$418,994		$436,129		$446,327		$445,380

There was no category of loans that exceeded 10% of outstanding loans at December 31, 2011 that were not disclosed in the above table. The following table sets forth the maturities of the loan portfolio at December 31, 2011:

	Remaining Maturities of Selected Loans
	(in thousands)
	At December 31, 2011
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial, financial, and agricultural	$14,602	$13,728	$1,116	$29,446
Real estate construction and land development	30,680	15,963	1,720	48,363
Real estate - mortgage:
Residential (1-4 family)	14,969	78,266	29,104	122,339
Secured by farmland	5,351	728	82	6,161
Other real estate loans	38,081	134,538	2,361	174,980
Consumer	1,060	9,025	—	10,085
All other loans	280	786	—	1,066

Total loans	$105,023	$253,034	$34,383	$392,440

For maturities over one year:
Fixed rates	$237,934
Variable rates	49,483

	$287,417

Asset Quality

Management classifies as non-performing assets non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is primarily marketed by the Bank through brokerage channels. The Bank’s other real estate owned, net of valuation allowance, totaled $6.4 million at December 31, 2011 and $4.0 million at December 31, 2010.

Non-performing assets were $18.2 million and $14.8 million at December 31, 2011 and 2010, representing 3.38% and 2.71% of total assets, respectively. Non-performing assets included $11.8 million in non-accrual loans and $6.4 million in OREO at December 31, 2011.

The levels of non-performing assets in 2011 and 2010 were primarily attributable to weaker local economic conditions that negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in hotel and mini-storage operations, commercial and residential rental real estate and residential real estate development. At December 31, 2011, 57% of non-performing assets related to commercial real estate loans, 22% to residential real estate loans and 21% to residential development loans. Non-performing assets could increase due to other potential problem loans identified by management. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $40.0 million at December 31, 2011, a 45% decline from $73.3 million at December 31, 2010. The amount of other potential problem loans in future periods will be dependent on economic conditions.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $12.9 million at December 31, 2011 and $16.0 million at December 31, 2010, representing 3.30% and 3.69% of total loans, respectively.

Impaired loans totaled $25.9 million at December 31, 2011, a 41% decline from $43.9 million at December 31, 2010. The related allowance for loan losses provided for these loans totaled $2.4 million and $8.6 million at December 31, 2011 and 2010. The average recorded investment in impaired loans during 2011 and 2010 was $38.2 million and $22.3 million, respectively. Included in the impaired loans total are loans classified as troubled debt restructurings (TDRs) totaling $11.4 million and $14.4 million at December 31, 2011 and 2010, respectively. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of December 31, 2011, $4.8 million of these TDRs were performing under the restructured terms and were not considered non-performing assets.

Non-accrual loans excluded from impaired loan disclosure amounted to $103 thousand, $2 thousand and $196 thousand at December 31, 2011, 2010 and 2009, respectively. If interest on these loans had been accrued, such income would have approximated $4 thousand and $6 thousand for 2011 and 2009, respectively. For 2010, there was no interest that would have been accrued on these loans. Loan payments received on non-accrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed below.

Management believes, based upon its review and analysis, that the Bank has appropriate reserves for potential losses inherent within the loan portfolio. For each period presented, the provision for loan losses charged to expense was based on management’s judgment after taking into consideration all factors connected with the collectability of the existing portfolio. Management considers loss experience over a three-year period, economic conditions, asset quality, collateral values and other relevant factors when evaluating the loan portfolio. If economic conditions in our market area do not improve, we could experience further losses within the loan portfolio that would necessitate additional provisions for loan losses. In addition, there can be no assurance that additional provisions for loan losses will not be required as a result of changes in the economic assumptions underlying management’s estimates and judgments or changes in the circumstances of particular borrowers. For further discussion regarding the allowance for loan losses, see “Critical Accounting Policies” above. The following table shows a detail of loans charged-off, recovered and the changes in the allowance for loan losses.

	Allowance for Loan Losses
	(in thousands)
	At December 31,
	2011	2010	2009	2008	2007

Balance, beginning of period	$16,036	$7,106	$5,650	$4,207	$3,978
Loans charged-off:
Commercial, financial and agricultural	348	387	128	198	44
Real estate-construction and land development	2,983	1,225	333	111	—
Real estate-mortgage
Residential (1-4 family)	4,639	132	351	149	—
Non-farm, non-residential	7,551	978	12	—	—
Secured by farmland	—	—	—	—	—
Consumer	268	340	318	346	338
All other loans	—	—	—	—	—

Total loans charged off	$15,789	$3,062	$1,142	$804	$382

Recoveries:
Commercial, financial and agricultural	$3	$1	$—	$—	$—
Real estate-construction and land development	50	—	—	—	—
Real estate-mortgage
Residential (1-4 family)	6	8	—	—	—
Non-farm, non-residential	—	—	—	—	—
Secured by farmland	—	—	—	—	—
Consumer	251	252	298	253	213
All other loans	—	—	—	—	—

Total recoveries	$310	$261	$298	$253	$213

Net charge-offs	$15,479	$2,801	$844	$551	$169
Provision for loan losses	12,380	11,731	2,300	1,994	398

Balance, end of period	$12,937	$16,036	$7,106	$5,650	$4,207

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans.

	Allocation of Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2011		2010		2009		2008		2007
Commercial, financial and agricultural	$963	0.25%	$858	0.20%	$1,167	0.26%	$964	0.21%	$743	0.16%
Real estate-construction and land development	2,843	0.72%	4,050	0.93%	878	0.20%	719	0.16%	568	0.13%
Real estate-mortgage	8,958	2.28%	10,868	2.50%	4,848	1.09%	3,665	0.81%	2,524	0.56%
Consumer	157	0.04%	248	0.06%	186	0.04%	286	0.06%	349	0.08%
All other	15	0.01%	12	0.00%	27	0.01%	16	0.01%	23	0.01%

	$12,937	3.30%	$16,036	3.69%	$7,106	1.60%	$5,650	1.25%	$4,207	0.94%

The following table provides information on the Bank’s non-performing assets at the dates indicated.

	Non-performing Assets
	(dollars in thousands)
	At December 31,
	2011	2010	2009	2008	2007

Non-accrual loans	$11,841	$10,817	$8,273	$10,058	$382
Foreclosed property	6,374	3,961	6,261	4,300	377

Total non-performing assets	$18,215	$14,778	$14,534	$14,358	$759

Loans past due 90 days accruing interest	459	598	237	1,824	1,507

Total non-performing assets and past due loans	$18,674	$15,376	$14,771	$16,182	$2,266

Allowance for loan losses to period end loans	3.30%	3.69%	1.60%	1.25%	0.94%

Non-performing assets to period end loans	4.64%	3.40%	3.28%	3.18%	0.17%

Net charge-offs to average loans	3.70%	0.63%	0.19%	0.12%	0.04%

Securities

Securities at December 31, 2011 were $91.7 million, an increase of $31.3 million or 52%, from $60.4 million at the end of 2010. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of December 31, 2011, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios.

The following table summarizes the fair value of the Company’s securities portfolio on the dates indicated.

	Securities Portfolio
	(in thousands)
	At December 31,
	2011	2010	2009
Securities, available for sale
U.S. agency and mortgage-backed securities	$78,876	$46,924	$44,215
Obligations of state and political subdivisions	12,676	13,301	15,706
Other securities	113	195	208

Total securities	$91,665	$60,420	$60,129

The following table shows the maturities of available for sale debt and equity securities at amortized cost and market value at December 31, 2011 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 34% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and re-pricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities available for sale, see Note 2 to the consolidated financial statements, included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis
	(dollars in thousands)
	At December 31, 2011
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total

Available for sale securities:
U.S. agency and mortgage-backed securities
Amortized cost	$—	$1,789	$7,063	$67,696	$76,548
Market value	$—	$1,905	$7,475	$69,496	$78,876
Weighted average yield	0.00%	4.85%	3.65%	3.15%

Obligations of state and political subdivisions
Amortized cost	$300	$1,830	$3,727	$6,038	$11,895
Market value	$300	$1,884	$3,943	$6,549	$12,676
Weighted average yield	7.15%	5.60%	6.02%	6.08%

Other securities
Amortized cost	$—	$—	$—	$26	$26
Market value	$—	$—	$—	$113	$113
Weighted average yield	0.00%	0.00%	0.00%	2.23%

Total portfolio
Amortized cost	$300	$3,619	$10,790	$73,760	$88,469
Market value	$300	$3,789	$11,418	$76,158	$91,665
Weighted average yield (1)	7.15%	5.23%	4.47%	3.39%

(1)	Yields on tax-exempt securities have been calculated on a tax-equivalent basis.

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

Deposits

Deposits at December 31, 2011 were $469.2 million, an increase of $5.7 million or 1%, from $463.5 million at December 31, 2010. Savings and interest-bearing demand deposits increased $19.5 million or 11% when comparing the same periods. Time deposits, which included brokered deposits, decreased $16.6 million or 8% during 2011 to $189.3 million compared to $205.9 million at December 31, 2010. Non-interest bearing demand deposits increased $2.8 million or 3% during 2011. The following tables include a summary of average deposits and average rates paid and maturities of CD’s greater than $100,000.

	Average Deposits and Rates Paid
	(dollars in thousands)
	Year Ended December 31,
	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing deposits	$81,786	—	$80,696	—	$75,570	—

Interest-bearing deposits:
Interest checking	$74,692	0.69%	$44,641	0.52%	$38,206	0.50%
Money market	27,081	0.44%	33,788	0.81%	23,690	1.08%
Savings	87,857	0.57%	81,394	0.59%	77,854	0.69%
Time deposits:
Less than $100,000	86,671	2.05%	96,251	2.59%	104,464	3.25%
Greater than $100,000	88,896	1.91%	82,625	2.53%	78,280	3.21%
Brokered deposits	22,651	1.04%	36,294	0.94%	58,995	1.47%

Total interest-bearing deposits	$387,848	1.25%	$374,993	1.57%	$381,489	2.03%

Total deposits	$469,634		$455,689		$457,059

	Maturities of CD’s Greater than $100,000
	(in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total

At December 31, 2011	$24,923	$12,168	$14,743	$46,000	$97,834

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

At December 31, 2011, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year were $125.0 million. At the end of 2011, approximately 32% or $124.2 million of the loan portfolio would mature or re-price within a one-year period. Non-deposit sources of available funds totaled $96.8 million at December 31, 2011, which included $53.3 million available from FHLB, $35.0 million of unsecured federal funds lines of credit with other correspondent banks and $8.5 million available through the Federal Reserve Discount Window. During 2011, other borrowing activity included repayment of four fixed rate advances from FHLB totaling $25.0 million and borrowing six fixed rate advances from FHLB totaling $24.0 million. The Bank also borrowed and repaid Daily Rate Credit advances as an alternative to purchasing federal funds.

Trust Preferred Capital Notes

See Note 9 to the consolidated financial statements, included in Item 8 of this Form 10-K, for discussion of trust preferred capital notes.

Contractual Obligations

The impact that contractual obligations as of December 31, 2011 are expected to have on liquidity and cash flow in future periods is as follows:

	Contractual Obligations
	(in thousands)
	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Other borrowings	$19,100	$5,022	$5,049	$3,029	$6,000
Operating leases	692	227	286	179	—

Total	$19,792	$5,249	$5,335	$3,208	$6,000

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

At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(in thousands)
	2011	2010

Commitments to extend credit and unfunded commitments under lines of credit	$48,892	$53,494
Stand-by letters of credit	9,795	6,917

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may or may not be drawn upon to the total extent to which the Bank is committed.

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

At December 31, 2011, the Bank had $4.0 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

In order to maintain appropriate capital levels in light of the current economic environment, the Company’s Board of Directors determined in July 2011 to suspend cash dividends on the Company’s common stock.

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. Under present regulations, trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. The Company had a ratio of risk-weighted assets to total capital of 12.51% at December 31, 2011 and a ratio of risk-weighted assets to Tier 1 capital of 11.24%. Both of these exceed both the minimum capital requirement and the minimum to be well capitalized under prompt corrective action provisions adopted by the federal regulatory agencies.

The following table summarizes the Company’s Tier 1 capital, Tier 2 capital, risk-weighted assets and capital ratios at December 31, 2011, 2010 and 2009.

	Analysis of Capital
	(dollars in thousands)
	At December 31,
	2011	2010	2009
Tier 1 capital:
Preferred stock	$14,263	$14,127	$13,998
Common stock	3,695	3,686	3,664
Surplus	1,644	1,582	1,418
Retained earnings	16,503	28,969	35,104
Trust preferred securities	9,279	9,279	9,279
Intangible assets	(153)	(176)	(345)

Total Tier 1 Capital	$45,231	$57,467	$63,118
Tier 2 capital:
Allowance for loan losses	5,128	5,696	5,774

Total Risk-Based Capital	$50,359	$63,163	$68,892

Risk-weighted assets	$402,396	$445,301	$460,605

Capital ratios:
Total Risk-Based Capital Ratio	12.51%	14.18%	14.96%
Tier 1 Risk-Based Capital Ratio	11.24%	12.91%	13.70%
Tier 1 Capital to Average Assets	8.45%	10.54%	11.50%

On March 13, 2009, the Company received an investment by the U.S. Treasury through the purchase of the Company’s preferred stock totaling $13.9 million from the Company’s participation in the TARP Capital Purchase Program. As a result of this investment, capital ratios increased during 2009. The Preferred Stock pays a dividend of 5% per annum for the first five years and 9% thereafter. The Warrant Preferred Stock pays a dividend of 9% per annum.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements, included in Item 8 of this Form 10-K, for discussion of recent accounting pronouncements.

Quarterly Results

The table below lists the Company’s quarterly performance for the years ended December 31, 2011, 2010 and 2009.

	2011
	(in thousands, except per share data)
	Fourth	Third	Second	First	Total
Interest and dividend income	$6,270	$6,403	$6,537	$6,438	$25,648
Interest expense	1,138	1,355	1,454	1,503	5,450

Net interest income	5,132	5,048	5,083	4,935	20,198
Provision for loan losses	2,985	5,575	3,550	270	12,380

Net interest income (loss) after provision for loan losses	2,147	(527)	1,533	4,665	7,818
Noninterest income	1,501	1,473	1,485	1,340	5,799
Noninterest expense	6,284	5,388	4,516	4,555	20,743

Income (loss) before income taxes	(2,636)	(4,442)	(1,498)	1,450	(7,126)
Income tax expense (benefit)	5,497	(1,556)	(553)	447	3,835

Net (loss) income	(8,133)	(2,886)	(945)	1,003	(10,961)

Net (loss) income available to common shareholders	(8,357)	(3,110)	(1,168)	780	(11,855)

Net (loss) income per share, basic and diluted	$(2.82)	$(1.05)	$(0.40)	$0.26	$(4.01)

	2010
	Fourth	Third	Second	First	Total
Interest and dividend income	$6,717	$6,790	$6,821	$6,887	$27,215
Interest expense	1,543	1,614	1,719	1,938	6,814

Net interest income	5,174	5,176	5,102	4,949	20,401
Provision for loan losses	9,120	1,200	1,000	411	11,731

Net interest income (loss) after provision for loan losses	(3,946)	3,976	4,102	4,538	8,670
Noninterest income	1,716	1,537	1,489	1,321	6,063
Noninterest expense	7,085	4,535	4,525	4,397	20,542

Income (loss) before income taxes	(9,315)	978	1,066	1,462	(5,809)
Income tax expense (benefit)	(3,250)	284	313	447	(2,206)

Net (loss) income	(6,065)	694	753	1,015	(3,603)

Net (loss) income available to common shareholders	(6,289)	473	532	794	(4,490)

Net (loss) income per share, basic and diluted	$(2.14)	$0.16	$0.18	$0.27	$(1.53)

	2009
	Fourth	Third	Second	First	Total
Interest and dividend income	$6,999	$6,949	$6,749	$6,717	$27,414
Interest expense	2,107	2,175	2,278	2,524	9,084

Net interest income	4,892	4,774	4,471	4,193	18,330
Provision for loan losses	246	394	489	1,171	2,300

Net interest income after provision for loan losses	4,646	4,380	3,982	3,022	16,030
Noninterest income	1,565	1,376	1,409	1,227	5,577
Noninterest expense	4,740	4,591	5,109	4,263	18,703

Income (loss) before income taxes	1,471	1,165	282	(14)	2,904
Income tax expense (benefit)	414	347	45	(51)	755

Net income	1,057	818	237	37	2,149

Net income (loss) available to common shareholders	837	598	17	(7)	1,445

Net income (loss) per share, basic and diluted	$0.28	$0.20	$0.01	$0.00	$0.49

Item 8.	Financial Statements and Supplementary Data

To the Shareholders	March 2012
First National Corporation
Strasburg, Virginia

MANAGEMENT’S REPORT REGARDING THE EFFECTIVENESS OF INTERNAL CONTROLS

OVER FINANCIAL REPORTING

The management of First National Corporation (the Corporation) is responsible for the preparation, integrity and fair presentation of the financial statements included in the annual report as of December 31, 2011. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to insure that the Corporation’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained effective internal controls over financial reporting as of December 31, 2011. Management’s assessment did not determine any material weakness within the Corporation’s internal control structure. The Corporation’s annual report does not include an attestation report of the Corporation’s registered public accounting firm, Yount, Hyde & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management’ report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in its annual report.

The 2011 end of year financial statements have been audited by the independent accounting firm of Yount, Hyde & Barbour, P.C. (YHB). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

/s/ Scott C. Harvard	/s/ M. Shane Bell
Scott C. Harvard	M. Shane Bell
President	Executive Vice President
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

First National Corporation

Strasburg, Virginia

We have audited the accompanying consolidated balance sheets of First National Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2011, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

March 28, 2012

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

December 31, 2011 and 2010

(in thousands, except share and per share data)

	2011	2010

Assets
Cash and due from banks	$6,314	$5,048
Interest-bearing deposits in banks	23,210	10,949
Federal funds sold	—	7,500
Securities available for sale, at fair value	91,665	60,420
Restricted securities, at cost	2,775	3,153
Loans held for sale	274	271
Loans, net of allowance for loan losses, 2011, $12,937, 2010, $16,036	379,503	418,994
Other real estate owned, net of valuation allowance, 2011, $2,792, 2010, $3,341	6,374	3,961
Premises and equipment, net	19,598	20,302
Accrued interest receivable	1,620	1,667
Other assets	7,731	12,364

Total assets	$539,064	$544,629

Liabilities & Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$81,714	$78,964
Savings and interest-bearing demand deposits	198,194	178,685
Time deposits	189,264	205,851

Total deposits	$469,172	$463,500
Other borrowings	19,100	20,122
Trust preferred capital notes	9,279	9,279
Accrued interest and other liabilities	4,417	3,230
Commitments and contingencies	—	—

Total liabilities	$501,968	$496,131

Shareholders’ Equity
Preferred stock, $1,000 liquidation preference; 14,595 shares issued and outstanding	$14,263	$14,127
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2011, 2,955,649 shares, 2010, 2,948,901 shares	3,695	3,686
Surplus	1,644	1,582
Retained earnings	16,503	28,969
Accumulated other comprehensive income, net	991	134

Total shareholders’ equity	$37,096	$48,498

Total liabilities and shareholders’ equity	$539,064	$544,629

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Operations

Three Years Ended December 31, 2011

(in thousands, except per share data)

	2011	2010	2009

Interest and Dividend Income
Interest and fees on loans	$22,907	$24,874	$24,691
Interest on federal funds sold	18	2	5
Interest on deposits in banks	18	15	1
Interest and dividends on securities available for sale:
Taxable interest	2,152	1,722	2,092
Tax-exempt interest	483	541	576
Dividends	70	61	49

Total interest and dividend income	$25,648	$27,215	$27,414

Interest Expense
Interest on deposits	$4,843	$5,903	$7,753
Interest on federal funds purchased	—	12	37
Interest on trust preferred capital notes	386	439	470
Interest on other borrowings	221	460	824

Total interest expense	$5,450	$6,814	$9,084

Net interest income	$20,198	$20,401	$18,330
Provision for loan losses	12,380	11,731	2,300

Net interest income after provision for loan losses	$7,818	$8,670	$16,030

Noninterest Income
Service charges on deposit accounts	$2,237	$2,618	$2,539
ATM and check card fees	1,535	1,432	1,196
Trust and investment advisory fees	1,407	1,244	1,126
Fees for other customer services	369	327	333
Net gains (losses) on sale of securities available for sale	59	(7)	10
Net gains on sale of premises and equipment	—	—	9
Net gains on sale of loans	131	263	210
Other operating income	61	205	154

Total noninterest income	$5,799	$6,082	$5,577

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Operations

(Continued)

Three years ended December 31, 2011

(in thousands, except per share data)

	2011	2010	2009

Noninterest Expense
Salaries and employee benefits	$9,460	$9,080	$8,697
Occupancy	1,354	1,389	1,348
Equipment	1,272	1,372	1,416
Marketing	425	503	532
Stationery and supplies	323	375	507
Legal and professional fees	969	802	880
ATM and check card fees	661	827	734
FDIC assessment	768	730	973
Bank franchise tax	416	426	331
Telecommunications expense	300	289	265
Data processing expense	306	256	263
Other real estate owned expense	572	242	156
Provision for other real estate owned	1,558	2,640	994
Net losses on sale of other real estate owned	910	19	—
Other operating expense	1,449	1,611	1,607

Total noninterest expense	$20,743	$20,561	$18,703

(Loss) income before income taxes	$(7,126)	$(5,809)	$2,904

Income tax provision (benefit)	3,835	(2,206)	755

Net (loss) income	$(10,961)	$(3,603)	$2,149

Effective dividend and accretion on preferred stock	894	887	704

Net (loss) income available to common shareholders	$(11,855)	$(4,490)	$1,445

(Loss) earnings per common share, basic and diluted	$(4.01)	$(1.53)	$0.49

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three years ended December 31, 2011

(in thousands)

	2011	2010	2009

Cash Flows from Operating Activities
Net income (loss)	$(10,961)	$(3,603)	$2,149
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,184	1,225	1,274
Origination of loans held for sale	(8,408)	(16,371)	(16,795)
Proceeds from sale of loans held for sale	8,536	16,573	16,795
Net gains on sales of loans	(131)	(263)	(210)
Provision for loan losses	12,380	11,731	2,300
Provision for other real estate owned	1,558	2,640	994
Net (gains) losses on sale of securities available for sale	(59)	7	(10)
Net gains on sale of premises and equipment	—	—	(9)
Net losses on sale of other real estate owned	910	19	—
Accretion of discounts and amortization of premiums on securities, net	511	330	237
Compensation expense for ESOP shares allocated	—	42	190
Deferred income tax expense (benefit)	6,442	(3,986)	(1,850)
Changes in assets and liabilities:
Decrease in interest receivable	47	43	53
(Increase) decrease in other assets	(1,186)	435	(1,611)
Increase (decrease) in accrued expenses and other liabilities	(387)	(1,521)	788

Net cash provided by operating activities	$10,436	$7,301	$4,295

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$3,532	$1,509	$—
Proceeds from sale of Federal Home Loan Bank stock	378	273	2,070
Proceeds from maturities, calls, and principal payments of securities available for sale	23,176	12,716	15,269
Purchases of securities available for sale	(56,690)	(15,278)	(19,653)
Purchases of Federal Home Loan Bank stock	—	—	(2,049)
(Increase) decrease in federal funds sold	7,500	(7,500)	—
Purchase of premises and equipment	(472)	(379)	(1,116)
Proceeds from sale of premises and equipment	—	—	225
Proceeds from sale of other real estate owned	3,321	2,506	187
Net decrease in loans	18,994	2,539	4,756

Net cash used in investing activities	$(261)	$(3,614)	$(311)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three years ended December 31, 2011

(in thousands)

	2011	2010	2009

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$22,259	$30,492	$13,043
Net increase (decrease) in time deposits	(16,587)	(30,878)	3,350
Proceeds from other borrowings	42,002	23,602	46,000
Principal payments on other borrowings	(43,024)	(23,666)	(71,211)
Proceeds from issuance of preferred stock	—	—	13,900
Cash dividends paid on common stock	(540)	(1,433)	(1,529)
Cash dividends paid on preferred stock	(758)	(758)	(509)
Shares issued to leveraged ESOP	—	(26)	(85)
Decrease in federal funds purchased	—	—	(2,456)

Net cash provided by (used in) financing activities	$3,352	$(2,667)	$503

Increase in cash and cash equivalents	$13,527	$1,020	$4,487

Cash and cash equivalents, beginning of year	15,997	14,977	10,490

Cash and cash equivalents, end of year	$29,524	$15,997	$14,977

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,635	$7,088	$9,381

Income taxes	$—	$3,671	$515

Supplemental Disclosures of Noncash Transactions
Unrealized gains (losses) on securities available for sale	$1,715	$(425)	$1,181

Transfer from loans to other real estate owned	$8,117	$2,865	$3,142

Change in pension liability	$898	$379	$(1,101)

Issuance of common stock dividend reinvestment plan	$71	$212	$105

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three years ended December 31, 2011

(in thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total

Balance, December 31, 2008	$—	$3,653	$1,409	$35,196	$(232)	$(841)		$39,185
Comprehensive income:
Net income	—	—	—	2,149	—	—	$2,149	2,149
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $405)	—	—	—	—	—	—	786
Reclassification adjustment (net of tax, $3)	—	—	—	—	—	—	(7)
Pension liability adjustment (net of tax, $374)	—	—	—	—	—	—	727

Other comprehensive income (net of tax, $776)	—	—	—	—	—	1,506	$1,506	1,506

Total comprehensive income							$3,655

Shares acquired by leveraged ESOP	—	—	(85)	—	190	—		105
Cash dividends on common stock ($0.56 per share)	—	—	—	(1,634)	—	—		(1,634)
Issuance of 8,861 shares common stock, dividend reinvestment plan	—	11	94	—	—	—		105
Issuance of 13,900 shares of preferred stock	13,900	—	—	—	—	—		13,900
Cash dividends on preferred stock	—	—	—	(509)	—	—		(509)
Accretion on preferred stock discount	98	—	—	(98)	—	—		—

Balance, December 31, 2009	$13,998	$3,664	$1,418	$35,104	$(42)	$665		$54,807

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total

Balance, December 31, 2009	$13,998	$3,664	$1,418	$35,104	$(42)	$665		$54,807
Comprehensive loss:
Net loss	—	—	—	(3,603)	—	—	$(3,603)	(3,603)
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period (net of tax, $146)	—	—	—	—	—	—	(286)
Reclassification adjustment (net of tax, $2)	—	—	—	—	—	—	5
Pension liability adjustment (net of tax, $129)	—	—	—	—	—	—	(250)

Other comprehensive loss (net of tax, $273)	—	—	—	—	—	(531)	$(531)	(531)

Total comprehensive loss							$(4,134)

Shares acquired by leveraged ESOP	—	—	(26)	—	42	—		16
Cash dividends on common stock ($0.56 per share)	—	—	—	(1,645)	—	—		(1,645)
Issuance of 17,180 shares common stock, dividend reinvestment plan	—	22	190	—	—	—		212
Cash dividends on preferred stock	—	—	—	(758)	—	—		(758)
Accretion on preferred stock discount	129	—	—	(129)	—	—		—

Balance, December 31, 2010	$14,127	$3,686	$1,582	$28,969	$—	$134		$48,498

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Continued)

Three years ended December 31, 2011

(in thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total

Balance, December 31, 2010	$14,127	$3,686	$1,582	$28,969	$134		$48,498
Comprehensive loss:
Net loss	—	—	—	(10,961)	—	$(10,961)	(10,961)
Other comprehensive income (loss), net of tax:
Unrealized holding gains arising during the period	—	—	—	—	—	1,774
Reclassification adjustment	—	—	—	—	—	(59)
Pension liability adjustment	—	—	—	—	—	(898)
Deferred tax adjustment	—	—	—	—	—	40

Other comprehensive income	—	—	—	—	857	$857	857

Total comprehensive loss						$(10,104)

Cash dividends on common stock ($0.20 per share)	—	—	—	(611)	—		(611)
Issuance of 6,748 shares common stock, dividend reinvestment plan	—	9	62	—	—		71
Cash dividends on preferred stock	—	—	—	(758)	—		(758)
Accretion on preferred stock discount	136	—	—	(136)	—		—

Balance, December 31, 2011	$14,263	$3,695	$1,644	$16,503	$991		$37,096

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 1. Nature of Banking Activities and Significant Accounting Policies

First National Corporation (the Company) is the financial holding company of First Bank (the Bank), First National (VA) Statutory Trust II (Trust II) and First National (VA) Statutory Trust III (Trust III). The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. The Bank owns First Bank Financial Services, Inc., which invests in entities that provide title insurance and investment services. The Bank owns Shen-Valley Land Holdings, LLC which holds other real estate owned and future office sites. The Bank provides commercial and personal loans, residential mortgages, credit cards, a variety of deposit products and personal trust and investment services to its customers in the northern Shenandoah Valley region of Virginia.

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

Securities

Investments in debt securities with readily determinable fair values are classified as either held to maturity, available for sale (AFS) or trading based on management’s intent. Currently all of the Company’s debt securities are classified as AFS. Equity investments in the FHLB, the Federal Reserve Bank of Richmond and Community Bankers Bank are separately classified as restricted securities and are carried at cost. AFS securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains or losses on the sale of securities are recorded on the trade date using the amortized cost of the specific security sold.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either the Company (1) intends to sell the security or (2) it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-than-likely that it will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. The Company, through its banking subsidiary, requires a firm purchase commitment from a permanent investor before loans held for sale can be closed, thus limiting interest rate risk. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

Loans

The Company, through its banking subsidiary, grants mortgage, commercial and consumer loans to customers. The bank segments its loan portfolio into real estate loans, commercial and industrial loans, and consumer and other loans. Real estate loans are further divided into the following classes: Construction and Land Development; 1-4 Family Residential; and Other Real Estate Loans. Descriptions of the Company’s loan classes are as follows:

Commercial and Industrial Loans: Commercial loans are typically secured with non-real estate commercial property. The Company makes commercial loans primarily to businesses located within our market area.

Real Estate Loans – Construction and Land Development: The Company originates construction loans for the acquisition and development of land and construction of condominiums, townhomes, and one-to-four family residences.

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

Consumer and Other Loans: Consumer loans include all loans made to individuals for consumer or personal purposes. They include new and used automobile loans, unsecured loans and lines of credit.

A substantial portion of the loan portfolio is represented by residential and commercial loans secured by real estate throughout the northern Shenandoah Valley region of Virginia. The ability of the Bank’s debtors to honor their contracts may be impacted by the real estate and general economic conditions in this area.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $11.4 million and $14.4 million classified as TDRs as of December 31, 2011 and 2010, respectively.

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

The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of the collateral, overall portfolio quality and review of specific potential losses. The evaluation also considers the following risk characteristics of each loan portfolio class:

•	Residential mortgage loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

•

Real estate construction loans carry risks that the project may not be finished according to schedule, the project may not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not by a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

•

Commercial real estate and commercial and industrial loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much reliability.

•

Consumer loans carry risk associated with the continued credit-worthiness of the borrower and the value of the collateral, i.e. rapidly depreciating assets such as automobiles, or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy, or other changes in circumstances.

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. For collateral dependent loans, an updated appraisal will be ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions among other considerations.

The general component relates to loans that are not considered impaired. These unimpaired loans are segregated by loan segment and allowance factors are assigned by management based on a three-year loss history, delinquencies, national and local economic trends, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, concentrations of credit, quality of the loan review system and the effect of external factors such as competition and regulatory requirements. The factors assigned differ by loan segment. The general component acknowledges potential losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 10 for details on the Company’s income taxes.

The Company regularly reviews the carrying amount of its net deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets. In evaluating this available evidence, management considers, among other things, historical performance, expectations of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with utilization of operating loss and tax credit carry forwards not expiring, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations.

Trust and Asset Management Department

Securities and other property held by the Trust and Asset Management Department in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged Employee Stock Ownership Plan (ESOP) are not considered to be outstanding. See Note 12 for further information on the Company’s ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per share were 2,953,344, 2,939,561 and 2,921,129 for the years ended December 31, 2011, 2010 and 2009, respectively.

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense incurred for 2011, 2010 and 2009 was $368 thousand, $398 thousand and $442 thousand, respectively.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.

Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures were required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. generally accepted accounting principles (GAAP) were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company has submitted financial statements in XBRL format with their SEC filings in accordance with the phased-in schedule. The interactive data reports have been included in this Annual Report as Exhibit 101.

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.” The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011. The Company has adopted ASU 2011-01 and included the required disclosures in its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of states and political subdivisions, corporate equity securities and restricted securities. Restricted securities include required equity investments in certain correspondent banks which have no readily determinable market value. Amortized costs and fair values of securities available for sale at December 31, 2011 and 2010, were as follows:

	2011
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$76,549	$2,343	$(16)	$78,876
Obligations of states and political subdivisions	11,895	781	—	12,676
Corporate equity securities	26	87	—	113

	$88,470	$3,211	$(16)	$91,665

	2010
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$45,627	$1,508	$(211)	$46,924
Obligations of states and political subdivisions	13,290	225	(214)	13,301
Corporate equity securities	23	172	—	195

	$58,940	$1,905	$(425)	$60,420

At December 31, 2011 and 2010, investments in an unrealized loss position that are temporarily impaired were as follows:

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	2011
	(in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$3,955	$(16)	$—	$—	$3,955	$(16)
Obligations of states and political subdivisions	—	—	—	—	—	—

	$3,955	$(16)	$—	$—	$3,955	$(16)

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	2010
	(in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$11,286	$(211)	$—	$—	$11,286	$(211)
Obligations of states and political subdivisions	2,923	(128)	893	(86)	3,816	(214)

	$14,209	$(339)	$893	$(86)	$15,102	$(425)

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

At December 31, 2011, there were three U.S. agency and mortgage-backed securities in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.3 years at December 31, 2011.

The amortized cost and fair value of securities available for sale at December 31, 2011 by contractual maturity are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

	(in thousands)
	Amortized Cost	Fair Value
Due within one year	$300	$300
Due after one year through five years	3,619	3,789
Due after five years through ten years	10,790	11,418
Due after ten years	73,735	76,045
Corporate equity securities	26	113

	$88,470	$91,665

Proceeds from sales, calls and maturities of securities available for sale during 2011, 2010 and 2009 were $14.9 million, $4.4 million and $6.0 million, respectively. Gross gains of $65 thousand, $13 thousand and $10 thousand were realized on those sales during 2011, 2010 and 2009, respectively. Gross losses of $6 thousand and $20 thousand were realized on those sales during 2011 and 2010, respectively.

Securities having a book value of $25.3 million and $26.5 million at December 31, 2011 and 2010 were pledged to secure other borrowings, public deposits and for other purposes required by law.

The Company’s investment in FHLB stock totaled $1.9 million at December 31, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is a minimal market for the stock. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2011, and no impairment has been recognized. FHLB stock is shown in restricted securities on the balance sheet and is not part of the available for sale securities portfolio.

Note 3. Loans

Loans at December 31, 2011 and 2010 are summarized as follows:

	(in thousands)
	2011	2010
Real estate loans:
Construction and land development	$48,363	$52,591
Secured by 1-4 family residential	122,339	121,506
Other real estate loans	181,141	207,371
Commercial and industrial	29,446	40,683
Consumer and other loans	11,151	12,879

Total loans	$392,440	$435,030
Allowance for loan losses	12,937	16,036

Loans, net	$379,503	$418,994

Consumer and other loans included $325 thousand and $231 thousand of demand deposit overdrafts at December 31, 2011 and 2010, respectively.

The following tables provide a summary of loan classes and an aging of past due loans as of December 31, 2011 and 2010:

	December 31, 2011
	(in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$2,267	$1,029	$235	$3,531	$44,832	$48,363	$235	$—
1-4 family residential	4,179	471	688	5,338	117,001	122,339	3,043	98
Other real estate loans	3,863	562	722	5,147	175,994	181,141	8,367	361
Commercial and industrial	950	93	5	1,048	28,398	29,446	163	—
Consumer and other loans	94	19	14	127	11,024	11,151	33	—

Total	$11,353	$2,174	$1,664	$15,191	$377,249	$392,440	$11,841	$459

	December 31, 2010
	(in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$525	$—	$3,665	$4,190	$48,401	$52,591	$5,780	$—
1-4 family residential	2,642	178	315	3,135	118,371	121,506	628	315
Other real estate loans	10,225	3,475	751	14,451	192,920	207,371	4,407	283
Commercial and industrial	1,033	3	—	1,036	39,647	40,683	—	—
Consumer and other loans	168	10	1	179	12,700	12,879	2	—

Total	$14,593	$3,666	$4,732	$22,991	$412,039	$435,030	$10,817	$598

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

Doubtful – Loans classified as doubtful have all the weakness inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The Company considers all doubtful loans to be impaired and places the loan on non-accrual status.

The following tables provide an analysis of the credit risk profile of each loan class as of December 31, 2011 and 2010:

	December 31, 2011 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$23,172	$7,504	$17,452	$235	$48,363
Secured by 1-4 family residential	108,240	5,645	8,266	188	122,339
Other real estate loans	138,255	17,123	22,348	3,415	181,141
Commercial and industrial	23,451	949	4,976	70	29,446
Consumer and other loans	11,058	79	—	14	11,151

Total	$304,176	$31,300	$53,042	$3,922	$392,440

	December 31, 2010 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$21,212	$5,237	$21,471	$4,671	$52,591
Secured by 1-4 family residential	106,722	4,435	10,349	—	121,506
Other real estate loans	143,874	17,915	43,443	2,139	207,371
Commercial and industrial	34,619	4,033	2,031	—	40,683
Consumer and other loans	12,864	13	1	1	12,879

Total	$319,291	$31,633	$77,295	$6,811	$435,030

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the years ended December 31, 2011, 2010 and 2009 were as follows:

	(in thousands)
	2011	2010	2009
Balance at beginning of year	$16,036	$7,106	$5,650
Provision charged to operating expense	12,380	11,731	2,300
Loan recoveries	310	261	298
Loan charge-offs	(15,789)	(3,062)	(1,142)

Balance at end of year	$12,937	$16,036	$7,106

The following tables present, as of December 31, 2011 and 2010, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology.

	December 31, 2011
	(in thousands)
	Commercial and Industrial	Other Real Estate	Construction and Land Development	Secured by 1-4 Family Residential	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2010	$858	$9,187	$4,050	$1,681	$260	$16,036
Charge-offs	(348)	(7,551)	(2,983)	(4,639)	(268)	(15,789)
Recoveries	3	—	50	6	251	310
Provision for loan losses	450	3,556	1,726	6,718	(70)	12,380

Ending Balance, December 31, 2011	$963	$5,192	$2,843	$3,766	$173	$12,937

Ending Balance:
Individually evaluated for impairment	309	351	930	848	—	2,438
Collectively evaluated for impairment	654	4,841	1,913	2,918	173	10,499

Loans:
Ending Balance	29,446	181,141	48,363	122,339	11,151	392,440

Individually evaluated for impairment	480	10,940	7,640	6,860	—	25,920
Collectively evaluated for impairment	28,966	170,201	40,723	115,479	11,151	366,520

	December 31, 2010
	(in thousands)
	Commercial and Industrial	Other Real Estate	Construction and Land Development	Secured by 1-4 Family Residential	Consumer and Other Loans	Total
Allowance for loan losses:
Ending Balance	$858	$9,187	$4,050	$1,681	$260	$16,036

Ending Balance:
Individually evaluated for impairment	36	5,020	3,006	536	—	8,597
Collectively evaluated for impairment	822	4,167	1,044	1,145	260	7,439

Loans:
Ending Balance	40,683	207,371	52,591	121,506	12,879	435,030

Ending Balance:
Individually evaluated for impairment	48	28,426	9,709	5,682	—	43,865
Collectively evaluated for impairment	40,635	178,945	42,882	115,824	12,879	391,165

Impaired loans and the related allowance at December 31, 2011 and 2010, were as follows:

	December 31, 2011 (in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$8,106	$3,531	$4,109	$7,640	$930	$7,077	$367
Secured by 1-4 family	8,566	3,495	3,365	6,860	848	6,519	301
Other real estate loans	15,165	8,135	2,805	10,940	351	23,918	396
Commercial and industrial	480	—	480	480	309	660	27
Consumer and other loans	—	—	—	—	—	—	—

Total	$32,317	$15,161	$10,758	$25,920	$2,438	$38,174	$1,091

	December 31, 2010 (in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$10,440	$1,217	$8,492	$9,709	$3,006	$2,920	$374
Secured by 1-4 family	5,701	595	5,087	5,682	536	795	222
Other real estate loans	29,480	7,904	20,522	28,426	5,020	18,432	1,345
Commercial and industrial	48	—	48	48	36	163	4
Consumer and other loans	—	—	—	—	—	—	—

Total	$45,669	$9,716	$34,149	$43,865	$8,597	$22,310	$1,945

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table. The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on non-accrual loans.

During the first quarter of 2011, the Bank adjusted its allowance for loan losses methodology by expanding the historical loss period that is applied to the general component of the allowance from one year to three years. The Company decreased the loss history to one year after significant deterioration in economic conditions in 2008. Since then, the Company determined that a three-year loss history is more appropriate to reflect a reasonable estimate of loss inherent in the loan portfolio.

As of December 31, 2011, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $11.4 million. At December 31, 2011, $4.8 million of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $14.4 million in TDRs at December 31, 2010. The following table provides further information regarding loans modified under TDRs during the year ended December 31, 2011:

	For the year ended December 31, 2011
	(dollars in thousands)
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Real estate loans:
Construction and land development	1	$701	$357
Secured by 1-4 family	4	2,667	2,667
Other real estate loans	14	12,829	12,855
Commercial and industrial	—	—	—
Consumer and other loans	—	—	—

Total	19	$16,197	$15,879

The table below shows troubled debt restructurings that subsequently defaulted as of December 31, 2011:

	December 31, 2011
	(dollars in thousands)
	Number of Contracts	Recorded investment
Real estate loans:
Construction and land development	1	$235
Secured by 1-4 family	—	—
Other real estate loans	3	361
Commercial and industrial	—	—
Consumer and other loans	—	—

Total	4	$596

For purposes of this disclosure, default is defined as over ninety days past due during the twelve month period subsequent to the modification.

Non-accrual loans excluded from impaired loan disclosure amounted to $103 thousand, $2 thousand and $196 thousand at December 31, 2011, 2010 and 2009, respectively. If interest on these loans had been accrued, such income would have approximated $4 thousand and $6 thousand for 2011 and 2009, respectively. For 2010, there was no income that would have been accrued on these loans.

Note 5. Other Real Estate Owned

At December 31, 2011 and 2010, OREO totaled $6.4 million and $4.0 million, respectively. OREO is primarily comprised of residential lots, raw land, non-residential properties and residential properties associated with commercial relationships, and are located primarily in the Commonwealth of Virginia. Changes in the balance for OREO are as follows:

	(in thousands)
	2011	2010
Balance at the beginning of year, gross	$7,302	$7,255
Transfers from loans	8,117	2,865
Charge-offs	(2,022)	(293)
Sales proceeds	(3,321)	(2,506)
Gain (loss) on disposition	(910)	(19)
Balance at the end of year, gross	9,166	7,302
Less: allowance for losses	(2,792)	(3,341)

Balance at the end of year, net	$6,374	$3,961

Changes in the allowance for OREO losses are as follows:

	(in thousands)
	2011	2010	2009
Balance at beginning of year	$3,341	$994	$—
Provision for losses	1,558	2,640	994
Charge-offs, net	(2,107)	(293)	—

Balance at end of year	$2,792	$3,341	$994

Net expenses applicable to OREO, other than the provision for losses, were $572 thousand, $242 thousand and $156 thousand for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 6. Premises and Equipment

Premises and equipment are summarized as follows at December 31, 2011 and 2010:

	(in thousands)
	2011	2010
Land	$4,397	$4,664
Buildings and leasehold improvements	15,914	16,031
Furniture and equipment	9,832	9,617
Construction in process	1,054	485

	$31,197	$30,797
Less accumulated depreciation	11,599	10,495

	$19,598	$20,302

Depreciation expense included in operating expenses for 2011, 2010 and 2009 was $1.2 million, $1.2 million and $1.3 million, respectively.

Note 7. Deposits

The aggregate amount of time deposits, in denominations of $100 thousand or more, was $97.9 million and $114.1 million at December 31, 2011 and 2010, respectively.

The Bank obtains certain deposits through the efforts of third-party brokers. At December 31, 2011 and 2010, brokered deposits totaled $14.4 million and $35.6 million, respectively, and were included in time deposits on the Company’s financial statements.

At December 31, 2011, the scheduled maturities of time deposits were as follows:

(in thousands)
2012	$88,092
2013	50,470
2014	22,527
2015	13,322
2016	14,853

$189,264

Note 8. Other Borrowings

The Bank had unused lines of credit totaling $96.8 million and $127.7 million available with non-affiliated banks at December 31, 2011 and 2010, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta in which the Bank can borrow up to 19% of its assets.

At December 31, 2011 and 2010, the Bank had borrowings from the Federal Home Loan Bank system totaling $19.0 million and $20.0 million, respectively, which mature through December 28, 2018. The interest rate on these borrowings ranged from 1.25% to 2.04% and the weighted average rate was 1.66% at December 31, 2011. The Bank also had a letter of credit from the Federal Home Loan Bank totaling $30.0 million at December 31, 2011. The Bank had no letter of credit from the Federal Home Loan Bank at December 31, 2010. The Bank had collateral pledged on these borrowings and letter of credit at December 31, 2011 including real estate loans totaling $107.8 million and Federal Home Loan Bank stock with a book value of $1.9 million.

At December 31, 2011, the Bank had a $100 thousand note payable, secured by a deed of trust, for land purchased to construct a banking office, which requires monthly payments of $2 thousand, and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

The contractual maturities of other borrowings at December 31, 2011 were as follows:

(in thousands)
2012	$5,022
2013	5,024
2014	25
2015	27
2016	3,002
2017 and thereafter	6,000

$19,100

Note 9. Trust Preferred Capital Notes

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2011 was 3.16%. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2011 was 1.97%. The securities have a mandatory redemption date of October 1, 2036, and are subject to varying call provisions beginning October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2011, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

Note 10. Income Taxes

The Company is subject to U.S. federal income tax as well as bank franchise tax in the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2008.

Net deferred tax assets consisted of the following components at December 31, 2011 and 2010:

	(in thousands)
	2011	2010

Deferred Tax Assets
Allowance for loan losses	$4,399	$5,452
Allowance for other real estate owned	949	1,136
Interest on non-accrual loans	218	194
Unfunded pension liability	740	434
Split dollar liability	398	363
Gain on other real estate owned	1,085	710
Other	236	124

	$8,025	$8,413

Deferred Tax Liabilities
Depreciation	$728	$713
Prepaid pension	—	92
Securities available for sale	1,057	445
Discount accretion	10	9
Loan origination costs, net	105	124

	$1,900	$1,383

Valuation allowance	6,125	—

Net deferred tax assets	$—	$7,030

As of December 31, 2011, the Company had recorded a full valuation allowance on its net deferred tax assets (DTAs). The realization of DTAs is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified. The Company’s positive evidence considered in support of its use of forecasted future earnings as a source of realizing DTAs was insufficient to overcome the negative evidence associated with its pre-tax cumulative loss position. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given an uncertain economic outlook, banking industry conditions and other factors. At December 31, 2011, management concluded that it is more likely than not that its full net deferred tax assets will not be realized and established a valuation allowance of $6.1 million.

The provision (benefit) for income taxes for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	(in thousands)
	2011	2010	2009
Current tax expense (benefit)	$(2,607)	$1,780	$2,605
Deferred tax expense (benefit)	6,442	(3,986)	(1,850)

	$3,835	$(2,206)	$755

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2011, 2010 and 2009, due to the following:

	(in thousands)
	2011	2010	2009
Computed tax expense (benefit) at statutory federal rate	$(2,423)	$(1,975)	$988
Increase in income taxes from deferred tax valuation allowance	6,442	—	—
Decrease in income taxes resulting from:
Tax-exempt interest and dividend income	(186)	(197)	(202)
Other	2	(34)	(31)

	$3,835	$(2,206)	$755

Note 11. Funds Restrictions and Reserve Balance

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. The net loss totaled $10.3 million for the year ended December 31, 2011 compared to common dividends paid totaling $1.6 million during the same period. As a result, the Bank could not transfer funds to the Company without prior regulatory approval at December 31, 2011.

The Bank must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2011 and 2010, the aggregate amounts of daily average required balances were approximately $2.1 million and $1.1 million, respectively.

Note 12. Benefit Plans

Pension Plan

The Bank has a noncontributory, defined benefit pension plan for all full-time employees over 21 years of age with at least one year of credited service, and hired prior to May 1, 2011. Benefits are generally based upon years of service and average compensation for the five highest-paid consecutive years of service. The Bank’s funding practice has been to make at least the minimum required annual contribution permitted by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.

The following table provides a reconciliation of the changes in the plan benefit obligation and the fair value of assets for the periods ended December 31, 2011, 2010 and 2009.

	(in thousands)
	2011	2010	2009
Change in Benefit Obligation
Benefit obligation, beginning of year	$5,588	$4,747	$4,522
Service cost	359	307	305
Interest cost	307	284	271
Actuarial (gain) loss	871	565	(328)
Benefits paid	(1,097)	(315)	(23)
Gain due to settlement	(33)	—	—

Benefit obligation, end of year	$5,995	$5,588	$4,747

Changes in Plan Assets
Fair value of plan assets, beginning of year	$4,284	$3,921	$2,851
Actual return on plan assets	27	478	923
Employer contributions	240	200	170
Benefits paid	(1,097)	(315)	(23)

Fair value of assets, end of year	$3,454	$4,284	$3,921

Funded Status, end of year	$(2,541)	$(1,303)	$(826)

Amount Recognized in Other Liabilities	$(2,541)	$(1,303)	$(826)

Amounts Recognized in Accumulated Other Comprehensive Loss, net of tax
Net loss	$2,173	$1,271	$893
Prior service cost	2	6	9
Net obligation at transition	—	—	(4)
Deferred income tax benefit	(740)	(434)	(305)

Amount recognized	$1,435	$843	$593

Weighted Average Assumptions Used to Determine Benefit Obligation
Discount rate used for disclosure	4.50%	5.50%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

	(in thousands)
	2011	2010	2009

Components of Net Periodic Benefit Cost
Service cost	$359	$307	$306
Interest cost	307	284	271
Expected return on plan assets	(342)	(313)	(227)
Amortization of prior service cost	4	3	3
Amortization of net obligation at transition	—	(4)	(6)
Recognized net loss due to settlement	212	—	—
Recognized net actuarial loss	38	21	79

Net periodic benefit cost	$578	$298	$426

Other Changes in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive (Income) Loss
Net (gain) loss	$902	$378	$(1,103)
Amortization of prior service cost	(4)	(3)	(3)
Amortization of net obligation at transition	—	4	5

Total recognized in accumulated other comprehensive (income) loss	$898	$379	$(1,101)

Total Recognized in Net Periodic Benefit Cost and Accumulated Other Comprehensive (Income) Loss	$1,476	$677	$(675)

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.50%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

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

The pension plan’s weighted-average asset allocations at the end of the plan year for 2011 and 2010, by asset category were as follows:

	2011	2010
Asset Category
Mutual funds - fixed income	41%	36%
Mutual funds - equity	59%	64%

Total	100%	100%

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

The following tables set forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2011 and 2010:

	Fair Value Measurements at December 31, 2011 (in thousands)
	Total	Level 1	Level 2	Level 3

Fixed income funds	$1,409	$1,409	—	—
Equity funds	2,045	2,045	—	—

Total	$3,454	$3,454	$—	$—

	Fair Value Measurements at December 31, 2010 (in thousands)

	Total	Level 1	Level 2	Level 3

Fixed income funds	$1,563	$1,563	—	—
Equity funds	2,721	2,721	—	—

Total	$4,284	$4,284	$—	$—

The Company made cash contributions of $306 thousand and $240 thousand for the 2011 and 2010 plan years, respectively, and expects to contribute $509 thousand for the 2012 plan year. The accumulated benefit obligation for the defined benefit pension plan was $4.2 million and $3.8 million at December 31, 2011 and 2010, respectively.

Estimated future benefit payments, which reflect expected future service, as appropriate, were as follows at December 31, 2011:

(in thousands)
2012	$26
2013	46
2014	53
2015	78
2016	91
Years 2017-2021	739

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution for eligible employees hired on or after May 1, 2011. This contribution is allocated based on years of service to participants who were hired on or after May 1, 2011 who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. The amount that the Company matches is contributed for the benefit of the respective employee to the employee stock ownership plan (ESOP). All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2011, 2010 and 2009, expense attributable to the Plan amounted to $200 thousand, $164 thousand and $103 thousand, respectively.

Employee Stock Ownership Plan

On January 1, 2000, the Company established an employee stock ownership plan. The ESOP provides an opportunity for the Company to award shares of First National Corporation stock to employees at its discretion. Employees are eligible to participate in the ESOP effective immediately upon beginning service with the Company. Participants become 100% vested after two years of credited service. In addition to the 401(k) matching contributions made by the Company to the ESOP, the Board of Directors may make discretionary contributions, within certain limitations prescribed by federal tax regulations.

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

There was no compensation expense for the ESOP for the years ended December 31, 2011, 2010 and 2009.

Shares of the Company held by the ESOP at December 31, 2011, 2010 and 2009, are as follows:

	2011	2010	2009

Allocated shares	65,633	53,167	44,014
Unreleased shares	—	—	1,543

Total ESOP shares	65,633	53,167	45,557

Fair value of unreleased shares (in thousands)	$—	$—	$15

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

Accounting guidance requires a company to recognize an obligation over the director’s service period based upon the substantive agreement with the director such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The related effect on net income recognized during the years ended December 31, 2011, 2010 and 2009 was expense of $104 thousand, $36 thousand and a benefit of $42 thousand, respectively.

Note 13. Commitments and Unfunded Credits

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

At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(in thousands)
	2011	2010

Commitments to extend credit and unfunded commitments under lines of credit	$48,892	$53,494
Stand-by letters of credit	9,795	6,917

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

At December 31, 2011, the Bank had $4.0 million in locked-rate commitments to originate mortgage loans and $274 thousand in loans held for sale. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2011 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $27 thousand.

Note 14. Transactions with Related Parties

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers.

At December 31, 2011 and 2010, these loans totaled $11.3 million and $11.7 million, respectively. During 2011, total principal additions were $3.5 million and total principal payments were $3.8 million. At December 31, 2011, the Bank had loans totaling $1.8 million with one director that were rated substandard and considered impaired. These loans included a $300 thousand joint loan with another director. The specific reserve for this relationship totaled $22 thousand at December 31, 2011. Subsequent to year end, the Bank downgraded certain loans totaling $5.1 million with a second director. There was no specific reserve on these loans. These loans were reported in the substandard category as of December 31, 2011.

Deposits from related parties held by the Bank at December 31, 2011 and 2010 amounted to $3.7 million and $4.2 million, respectively.

Note 15. Lease Commitments

The Company was obligated under noncancelable leases for banking premises. Total rental expense for operating leases for 2011, 2010 and 2009 was $240 thousand, $242 thousand and $227 thousand, respectively. Minimum rental commitments under noncancelable leases with terms in excess of one year as of December 31, 2011 were as follows:

(in thousands)
Operating Leases
2012	$227
2013	180
2014	106
2015	93
2016	86

Total minimum payments	$692

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

The Company issued 6,748, 17,180 and 8,861 common shares to the DRIP during the years ended December 31, 2011, 2010 and 2009, respectively. The Company purchased 6,631 shares on the open market for the year ended December 31, 2009.

Note 17. Fair Value Measurements

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2011 and 2010.

		Fair Value Measurements at December 31, 2011 Using (in thousands)
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$78,876	$—	$78,876	$—
Obligations of states and political subdivisions	12,676	—	12,676	—
Corporate equity securities	113	113	—	—

	$91,665	$113	$91,552	$—

		Fair Value Measurements at December 31, 2010 Using (in thousands)
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$46,924	$—	$46,924	$—
Obligations of states and political subdivisions	13,301	—	13,301	—
Corporate equity securities	195	195	—	—

	$60,420	$195	$60,225	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2011 and 2010.

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

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010.

		Carrying Value at December 31, 2011 (in thousands)
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	$8,320	$—	$7,213	$1,107

		Carrying Value at December 31, 2010 (in thousands)
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	$25,552	$—	$17,584	$7,968

The following table summarizes the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis as of December 31, 2011.

		Carrying Value at December 31, 2011 (in thousands)
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Other real estate owned	$6,374	$—	$6,374	$—

		Carrying Value at December 31, 2010 (in thousands)
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Other real estate owned	$3,961	$—	$3,961	$—

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2011 and 2010, fair value of loan commitments and standby letters of credit was immaterial.

The estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010 were as follows:

	(in thousands)
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and short-term investments	$29,524	$29,524	$23,497	$23,497
Securities available for sale	91,665	91,665	60,420	60,420
Loans, net	379,503	383,557	418,994	420,011
Loans held for sale	274	274	271	271
Accrued interest receivable	1,620	1,620	1,667	1,667

Financial Liabilities
Deposits	$469,172	$471,771	$463,500	$464,858
Other borrowings	19,100	19,137	20,122	20,400
Trust preferred capital notes	9,279	8,576	9,279	9,279
Accrued interest payable	366	366	551	551

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations) and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2011 and 2010, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

			(amounts in thousands)		Minimum To Be Well Capitalized Under Prompt
	Actual		Minimum Capital Requirement		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2011:
Total Capital (to Risk Weighted Assets):
Company	$50,359	12.51%	$32,192	8.00%	N/A	N/A
Bank	$49,761	12.38%	$32,154	8.00%	$40,193	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$45,231	11.24%	$16,096	4.00%	N/A	N/A
Bank	$44,639	11.11%	$16,077	4.00%	$24,116	6.00%
Tier 1 Capital (to Average Assets):
Company	$45,231	8.45%	$21,408	4.00%	N/A	N/A
Bank	$44,639	8.30%	$21,517	4.00%	$26,896	5.00%

December 31, 2010:
Total Capital (to Risk Weighted Assets):
Company	$63,163	14.18%	$35,624	8.00%	N/A	N/A
Bank	$62,550	14.06%	$35,584	8.00%	$44,480	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$57,467	12.91%	$17,812	4.00%	N/A	N/A
Bank	$56,861	12.78%	$17,792	4.00%	$26,688	6.00%
Tier 1 Capital (to Average Assets):
Company	$57,467	10.54%	$21,810	4.00%	N/A	N/A
Bank	$56,861	10.40%	$21,859	4.00%	$27,324	5.00%

Note 19. Capital Purchase Program

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

Note 20. Parent Company Only Financial Statements

FIRST NATIONAL CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2011 and 2010

(in thousands)

	2011	2010
Assets
Cash	$124	$91
Investment in subsidiaries, at cost, plus undistributed net income	45,725	57,058
Other assets	563	693

Total assets	$46,412	$57,842

Liabilities and Shareholders’ Equity

Trust preferred capital notes	$9,279	$9,279
Other liabilities	37	65

Total liabilities	$9,316	$9,344

Preferred stock	$14,263	$14,127
Common stock	3,695	3,686
Surplus	1,644	1,582
Retained earnings, which are substantially undistributed earnings of subsidiaries	16,503	28,969
Accumulated other comprehensive income, net	991	134

Total shareholders’ equity	$37,096	$48,498

Total liabilities and shareholders’ equity	$46,412	$57,842

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Operations

Three Years Ended December 31, 2011

(in thousands)

	2011	2010	2009

Income
Dividends from subsidiary	$1,600	$2,575	$2,575
Other income (expense)	(26)	11	(30)

	$1,574	$2,586	$2,545

Expense
Interest expense	$386	$439	$470
Stationery and supplies	14	18	34
Legal and professional fees	—	20	75
Other	52	53	62

Total expense	$452	$530	$641

Income before allocated tax benefits and undistributed income of subsidiary	$1,122	$2,056	$1,904

Allocated income tax benefits	162	176	228

Income before equity in (distributions in excess of) undistributed income of subsidiary	$1,284	$2,232	$2,132

Equity in (distributions in excess of) undistributed income of subsidiary	(12,245)	(5,835)	17

Net (loss) income	$(10,961)	$(3,603)	$2,149

Effective dividend and accretion on preferred stock	894	887	704

Net (loss) income available to common shareholders	$(11,855)	$(4,490)	$1,445

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Cash Flows

Three Years Ended December 31, 2011

(in thousands)

	2011	2010	2009

Cash Flows from Operating Activities
Net (loss) income	$(10,961)	$(3,603)	$2,149
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Undistributed) distributions in excess of earnings of subsidiaries	12,245	5,835	(17)
Compensation expense for ESOP shares allocated	—	42	190
(Increase) decrease in other assets	45	(23)	42
Increase (decrease) in other liabilities	2	(9)	7

Net cash provided by operating activities	$1,331	$2,240	$2,371

Cash Flows from Financing Activities
Principal payments on other borrowings	$—	$(42)	$(190)
Proceeds from issuance of preferred stock	—	—	13,900
Distribution of capital to subsidiary	—	—	(13,900)
Cash dividends paid on common stock	(540)	(1,433)	(1,529)
Cash dividends paid on preferred stock	(758)	(758)	(509)
Shares issued to leveraged ESOP	—	(26)	(85)

Net cash used in financing activities	$(1,298)	$(2,259)	$(2,313)

Increase (decrease) in cash and cash equivalents	$33	$(19)	$58

Cash and Cash Equivalents
Beginning	91	110	52

Ending	$124	$91	$110

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2011 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Management’s Report on the Effectiveness of Internal Controls over Financial Reporting.”

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

Information required by this Item is set forth under the headings “Election of Directors – Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” “Committees” and “Director Selection Process” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	The response to this portion of Item 15 is included in Item 8 above.

	(2)	The response to this portion of Item 15 is included in Item 8 above.

	(3)	The following documents are attached hereto or incorporated herein by reference to Exhibits:

		3.1	Amended and Restated Articles of Incorporation, as amended and restated on March 3, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008).

		3.2	Articles and Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

		3.3	Bylaws, as restated in electronic format only as of August 3, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2011).

		4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

		4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

		4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

		10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

		10.4	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

		10.5	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

		10.6	Amendment to Employment Agreement between the Company and Dennis A. Dysart and M. Shane Bell (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2008).

		10.7	Amendment to Employment Agreement between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2008).

		10.8	Letter Agreement, dated as of March 13, 2009, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

		10.9	Side Letter Agreement, dated as of March 13, 2009, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

		10.10	Form of Waiver agreement between the Senior Executive Officers and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

		10.11	Form of Consent agreement between the Senior Executive Officers and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

		10.12	Employment Agreement between the Company and Scott C. Harvard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2011).

	14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).

	21.1	Subsidiaries of the Company.

	23.1	Consent of Yount, Hyde & Barbour, P.C.

	31.1	Certification of Chief Executive Officer, Section 302 Certification.

	31.2	Certification of Chief Financial Officer, Section 302 Certification.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

	99.1	TARP Certification of Chief Executive Officer

	99.2	TARP Certification of Chief Financial Officer

	101	The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:	/s/ Scott C. Harvard

President and Chief Executive Officer
(on behalf of the registrant and as principal executive officer)

Date:	March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott C. Harvard	Date: March 28, 2012
President & Chief Executive Officer Director
(principal executive officer)

/s/ M. Shane Bell	Date: March 28, 2012
Executive Vice President & Chief Financial Officer
(principal financial officer and principal accounting officer)

/s/ Douglas C. Arthur	Date: March 28, 2012
Chairman of the Board of Directors

/s/ Byron A. Brill	Date: March 28, 2012
Vice Chairman of the Board of Directors

/s/ Elizabeth H. Cottrell	Date: March 28, 2012
Director

/s/ Dr. James A. Davis	Date: March 28, 2012
Director

/s/ Christopher E. French	Date: March 28, 2012
Director

/s/ John K. Marlow	Date: March 28, 2012
Director

/s/ W. Allen Nicholls	Date: March 28, 2012
Director

/s/ Henry L. Shirkey	Date: March 28, 2012
Director

/s/ Gerald F. Smith, Jr.	Date: March 28, 2012
Director

/s/ James R. Wilkins, III	Date: March 28, 2012
Director

EXHIBIT INDEX

Number	Document

3.1	Amended and Restated Articles of Incorporation, as amended and restated on March 3, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008).

3.2	Articles and Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

3.3	Bylaws, as restated in electronic format only as of August 3, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2011).

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.4	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.5	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.6	Amendment to Employment Agreement between the Company and Dennis A. Dysart and M. Shane Bell (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2008).

10.7	Amendment to Employment Agreement between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2008).

10.8	Letter Agreement, dated as of March 13, 2009, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.9	Side Letter Agreement, dated as of March 13, 2009, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.10	Form of Waiver agreement between the Senior Executive Officers and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.11	Form of Consent agreement between the Senior Executive Officers and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.12	Employment Agreement between the Company and Scott C. Harvard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2011).

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.1	TARP Certification of Chief Executive Officer

99.2	TARP Certification of Chief Financial Officer

101	The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.