Form 10-Q
period 2012-03-31
FIRST NATIONAL CORP /VA/
filed 2012-05-15
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 11, 2012, 2,955,649 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$9,477	$6,314
Interest-bearing deposits in banks	19,553	23,210
Securities available for sale, at fair value	84,627	91,665
Restricted securities, at cost	2,775	2,775
Loans held for sale	329	274
Loans, net of allowance for loan losses, 2012, $13,636, 2011, $12,937	376,758	379,503
Other real estate owned, net of valuation allowance, 2012, $2,455, 2011, $2,792	5,562	6,374
Premises and equipment, net	19,446	19,598
Interest receivable	1,523	1,620
Other assets	8,193	7,731

Total assets	$528,243	$539,064

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$85,043	$81,714
Savings and interest-bearing demand deposits	204,682	198,194
Time deposits	174,870	189,264

Total deposits	$464,595	$469,172
Other borrowings	14,094	19,100
Trust preferred capital notes	9,279	9,279
Other liabilities	4,131	4,417

Total liabilities	$492,099	$501,968

Shareholders’ Equity
Preferred stock, $1,000 liquidation preference; 14,595 shares issued and outstanding	$14,299	$14,263
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2012 and 2011, 2,955,649 shares	3,695	3,695
Surplus	1,644	1,644
Retained earnings	16,753	16,503
Accumulated other comprehensive income (loss), net	(247)	991

Total shareholders’ equity	$36,144	$37,096

Total liabilities and shareholders’ equity	$528,243	$539,064

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended March 31, 2012 and 2011

(in thousands, except per share data)

	(unaudited) March 31, 2012	(unaudited) March 31, 2011
Interest and Dividend Income
Interest and fees on loans	$5,547	$5,833
Interest on federal funds sold	3	7
Interest on deposits in banks	3	7
Interest and dividends on securities available for sale:
Taxable interest	535	451
Tax-exempt interest	102	123
Dividends	18	17

Total interest and dividend income	$6,208	$6,438

Interest Expense
Interest on deposits	$986	$1,303
Interest on trust preferred capital notes	62	109
Interest on other borrowings	80	91

Total interest expense	$1,128	$1,503

Net interest income	$5,080	$4,935
Provision for loan losses	2,000	270

Net interest income after provision for loan losses	$3,080	$4,665

Noninterest Income
Service charges on deposit accounts	$502	$501
ATM and check card fees	372	371
Trust and investment advisory fees	346	342
Fees for other customer services	98	73
Gains on sale of loans	43	47
Gains on sale of securities available for sale, net	1,117	—
Other operating income	36	6

Total noninterest income	$2,514	$1,340

Noninterest Expense
Salaries and employee benefits	$2,369	$2,288
Occupancy	326	341
Equipment	306	325
Marketing	78	105
Stationery and supplies	81	79
Legal and professional fees	250	201
ATM and check card fees	156	171
FDIC assessment	178	190
Bank franchise tax	76	105
Provision for other real estate owned	401	130
Other real estate owned expense	253	126
Net gains on sale of other real estate owned	(90)	—
Telecommunications expense	61	90
Data processing	90	63
Other operating expense	369	341

Total noninterest expense	$4,904	$4,555

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Three months ended March 31, 2012 and 2011

(in thousands, except per share data)

	(unaudited) March 31, 2012	(unaudited) March 31, 2011

Income before income taxes	$690	$1,450
Income tax provision	215	447

Net income	$475	$1,003

Effective dividend on preferred stock	224	223

Net income available to common shareholders	$251	$780

Earnings per common share, basic and diluted	$0.08	$0.26

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

Three months ended March 31, 2012 and 2011

(in thousands, except per share data)

	(unaudited) March 31, 2012	(unaudited) March 31, 2011

Net income	$475	$1,003
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(150)	308
Reclassification adjustment, net	(1,117)	—

Net unrealized gain (loss) on available for sale securities	(1,267)	308
Tax effect	29	181

Total other comprehensive income (loss)	(1,238)	127

Comprehensive income (loss)	$(763)	$1,130

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three months ended March 31, 2012 and 2011

(in thousands)

	(unaudited) March 31, 2012	(unaudited) March 31, 2011
Cash Flows from Operating Activities
Net income	$475	$1,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283	298
Origination of loans held for sale	(1,692)	(3,170)
Proceeds from sale of loans held for sale	1,679	3,338
Gains on sale of loans held for sale	(43)	(47)
Provision for loan losses	2,000	270
Provision for other real estate owned	401	130
Gains on sale of securities available for sale, net	(1,117)	—
Net gains on sale of other real estate owned	(90)	—
Accretion of discounts and amortization of premiums on securities, net	171	104
Changes in assets and liabilities:
Decrease in interest receivable	97	35
Increase in other assets	(463)	(439)
(Decrease) increase in other liabilities	(256)	542

Net cash provided by operating activities	$1,445	$2,064

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$24,217	$—
Proceeds from maturities, calls, and principal payments of securities available for sale	7,726	2,733
Purchase of securities available for sale	(25,226)	(8,885)
Increase in federal funds sold	—	(7,500)
Purchase of premises and equipment	(131)	(16)
Proceeds from sale of other real estate owned	2,423	182
Net (increase) decrease in loans	(1,176)	3,897

Net cash provided by (used in) investing activities	$7,833	$(9,589)

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$9,817	$9,653
Net increase (decrease) in time deposits	(14,394)	4,570
Proceeds from other borrowings	—	10,000
Principal payments on other borrowings	(5,006)	(10,005)
Cash dividends paid on common stock	—	(259)
Cash dividends paid on preferred stock	(189)	(190)

Net cash provided by (used in) financing activities	$(9,772)	$13,769

Increase (decrease) in cash and cash equivalents	$(494)	$6,244

Cash and Cash Equivalents
Beginning	$29,524	$15,997

Ending	$29,030	$22,241

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three months ended March 31, 2012 and 2011

(in thousands)

	(unaudited) March 31, 2012	(unaudited) March 31, 2011
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,154	$1,514

Income taxes	$—	$—

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale	$(1,267)	$308

Transfer from loans to other real estate owned	$1,922	$2,292

Loan originated from sale of other real estate owned	$—	$640

Issuance of common stock, dividend reinvestment plan	$—	$36

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2012 and 2011

(in thousands, except share and per share data)

(unaudited)

	0000000	0000000	0000000	0000000	0000000	0000000
	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2010	$14,127	$3,686	$1,582	$28,969	$134	$48,498
Net income	—	—	—	1,003	—	1,003
Other comprehensive income	—	—	—	—	127	127
Cash dividends on common stock ($0.10 per share)	—	—	—	(295)	—	(295)
Issuance of 3,402 shares common stock, dividend reinvestment plan	—	4	32	—	—	36
Cash dividends on preferred stock	—	—	—	(190)	—	(190)
Accretion on preferred stock discount	33	—	—	(33)	—	—

Balance, March 31, 2011	$14,160	$3,690	$1,614	$29,454	$261	$49,179

	0000000	0000000	0000000	0000000	0000000	0000000
	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	$14,263	$3,695	$1,644	$16,503	$991	$37,096
Net income	—	—	—	475	—	475
Other comprehensive loss	—	—	—	—	(1,238)	(1,238)

Cash dividends on preferred stock	—	—	—	(189)	—	(189)
Accretion on preferred stock discount	36	—	—	(36)	—	—

Balance, March 31, 2012	$14,299	$3,695	$1,644	$16,753	$(247)	$36,144

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1.	General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2012 and December 31, 2011, the results of operations, cash flows and changes in shareholders’ equity for the three months ended March 31, 2012 and 2011. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU removed from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU were effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occurred on or after the effective date. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments were effective for interim and annual periods beginning after December 15, 2011 with prospective application. The Company has included the required disclosures in its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments require that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments were effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Note 2.	Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. Amortized costs and fair values of securities available for sale at March 31, 2012 and December 31, 2011 were as follows:

	000000000	000000000	000000000	000000000
	(in thousands) March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$72,893	$1,328	$(102)	$74,119
Obligations of states and political subdivisions	9,780	620	(12)	10,388
Corporate equity securities	26	94	—	120

	$82,699	$2,042	$(114)	$84,627

	000000000	000000000	000000000	000000000
	(in thousands) December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$76,549	$2,343	$(16)	$78,876
Obligations of states and political subdivisions	11,895	781	—	12,676
Corporate equity securities	26	87	—	113

	$88,470	$3,211	$(16)	$91,665

Notes to Consolidated Financial Statements

(unaudited)

At March 31, 2012 and December 31, 2011, investments in an unrealized loss position that were temporarily impaired were as follows:

	(in thousands) March 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$10,802	$(102)	$—	$—	$10,802	$(102)
Obligations of states and political subdivisions	550	(12)	—	—	550	(12)

	$11,352	$(114)	$—	$—	$11,352	$(114)

	(in thousands) December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$3,955	$(16)	$—	$—	$3,955	$(16)

The tables above provide information about securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Impairment is considered to be other-than temporary if the Company (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis. Presently, the Company does not intend to sell any of these securities, does not expect to be required to sell these securities, and expects to recover the entire amortized cost of all the securities.

At March 31, 2012, there were six U.S. agency and mortgage-backed securities and one obligation of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.7 years at March 31, 2012.

The Company’s investment in Federal Home Loan Bank (FHLB) stock totaled $1.9 million at March 31, 2012. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is a minimal market for the stock. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2012, and no impairment has been recognized. FHLB stock is shown in restricted securities on the balance sheet and is not part of the available for sale securities portfolio.

Notes to Consolidated Financial Statements

(unaudited)

Note 3.	Loans

Loans at March 31, 2012 and December 31, 2011 are summarized as follows:

	(in thousands)
	March 31, 2012	December 31, 2011
Real estate loans:
Construction and land development	$49,893	$48,363
Secured by 1-4 family residential	125,628	122,339
Other real estate loans	175,738	181,141
Commercial and industrial loans	29,449	29,446
Consumer and other loans	9,686	11,151

Total loans	$390,394	$392,440
Allowance for loan losses	13,636	12,937

Loans, net	$376,758	$379,503

Consumer loans included $100 thousand and $325 thousand of demand deposit overdrafts at March 31, 2012 and December 31, 2011, respectively.

The Company considers the following risk characteristics of each loan portfolio class:

•	Residential mortgage loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

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

Notes to Consolidated Financial Statements

(unaudited)

The following table provides a summary of loan classes and an aging of past due loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	(in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$1,610	$206	$26	$1,842	$48,051	$49,893	$661	$—
1-4 family residential	1,216	599	605	2,420	123,537	125,628	2,007	238
Other real estate loans	2,928	1,187	3,181	7,296	168,442	175,738	7,540	131
Commercial and industrial	194	251	158	603	28,846	29,449	162	—
Consumer and other loans	64	—	—	64	9,622	9,686	—	—

Total	$6,012	$2,243	$3,970	$12,225	$378,498	$390,394	$10,370	$369

	December 31, 2011
	(in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$2,267	$1,029	$235	$3,531	$44,832	$48,363	$235	$—
1-4 family residential	4,179	471	688	5,338	117,001	122,339	3,043	98
Other real estate loans	3,863	562	722	5,147	175,994	181,141	8,367	361
Commercial and industrial	950	93	5	1,048	28,398	29,446	163	—
Consumer and other loans	94	19	14	127	11,024	11,151	33	—

Total	$11,353	$2,174	$1,664	$15,191	$377,249	$392,440	$11,841	$459

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

Notes to Consolidated Financial Statements

(unaudited)

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

The following tables provide an analysis of the credit risk profile of each loan class as of March 31, 2012 and December 31, 2011:

	March 31, 2012 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$26,414	$5,490	$17,989	$—	$49,893
Secured by 1-4 family residential	111,006	4,057	10,377	188	125,628
Other real estate loans	133,705	16,956	25,077	—	175,738
Commercial and industrial	23,403	1,039	4,937	70	29,449
Consumer and other loans	9,606	80	—	—	9,686

Total	$304,134	$27,622	$58,380	$258	$390,394

	December 31, 2011 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$23,172	$7,504	$17,452	$235	$48,363
Secured by 1-4 family residential	108,240	5,645	8,266	188	122,339
Other real estate loans	138,255	17,123	22,348	3,415	181,141
Commercial and industrial	23,451	949	4,976	70	29,446
Consumer and other loans	11,058	79	—	14	11,151

Total	$304,176	$31,300	$53,042	$3,922	$392,440

Note 4.	Allowance for Loan Losses

Transactions in the allowance for loan losses for the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011 were as follows:

	(in thousands)
	March 31, 2012	December 31, 2011	March 31, 2011
Balance at beginning of year	$12,937	$16,036	$16,036
Provision charged to operating expense	2,000	12,380	270
Loan recoveries	125	310	87
Loan charge-offs	(1,426)	(15,789)	(3,225)

Balance at end of period	$13,636	$12,937	$13,168

Notes to Consolidated Financial Statements

(unaudited)

The following tables present, as of March 31, 2012 and December 31, 2011, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology.

	March 31, 2012 (in thousands)
	Commercial and Industrial	Other Real Estate	Construction and Land Development	Secured by 1-4 Family Residential	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2011	$963	$5,192	$2,843	$3,766	$173	$12,937
Charge-offs	—	(503)	(369)	(481)	(73)	(1,426)
Recoveries	5	52	—	2	66	125
Provision for loan losses	(170)	649	679	854	(12)	2,000

Ending Balance, March 31, 2012	$798	$5,390	$3,153	$4,141	$154	$13,636

Ending Balance:
Individually evaluated for impairment	134	574	1,062	1,041	—	2,811
Collectively evaluated for impairment	664	4,816	2,091	3,100	154	10,825

Loans:
Ending Balance	29,449	175,738	49,893	125,628	9,686	390,394

Individually evaluated for impairment	481	9,453	5,742	5,946	—	21,622
Collectively evaluated for impairment	28,968	166,285	44,151	119,682	9,686	368,772

	December 31, 2011 (in thousands)
	Commercial and Industrial	Other Real Estate	Construction and Land Development	Secured by 1-4 Family Residential	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2010	$858	$9,187	$4,050	$1,681	$260	$16,036
Charge-offs	(348)	(7,551)	(2,983)	(4,639)	(268)	(15,789)
Recoveries	3	—	50	6	251	310
Provision for loan losses	450	3,556	1,726	6,718	(70)	12,380

Ending Balance, December 31, 2011	$963	$5,192	$2,843	$3,766	$173	$12,937

Ending Balance:
Individually evaluated for impairment	309	351	930	848	—	2,438
Collectively evaluated for impairment	654	4,841	1,913	2,918	173	10,499

Loans:
Ending Balance	29,446	181,141	48,363	122,339	11,151	392,440

Individually evaluated for impairment	480	10,940	7,640	6,860	—	25,920
Collectively evaluated for impairment	28,966	170,201	40,723	115,479	11,151	366,520

Notes to Consolidated Financial Statements

(unaudited)

Impaired loans and the related allowance at March 31, 2012 and December 31, 2011, were as follows:

	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	March 31, 2012 (in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction	$6,118	$634	$5,108	$5,742	$1,062	$5,571	$82
Secured by 1-4 family	7,060	1,507	4,439	5,946	1,041	4,488	55
Other real estate loans	13,963	7,480	1,973	9,453	574	10,879	30
Commercial and industrial	481	—	481	481	134	480	5
Consumer and other loans	—	—	—	—	—	—	—

Total	$27,622	$9,621	$12,001	$21,622	$2,811	$21,418	$172

	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	December 31, 2011 (in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$8,106	$3,531	$4,109	$7,640	$930	$7,077	$367
Secured by 1-4 family	8,566	3,495	3,365	6,860	848	6,519	301
Other real estate loans	15,165	8,135	2,805	10,940	351	23,918	396
Commercial and industrial	480	—	480	480	309	660	27
Consumer and other loans	—	—	—	—	—	—	—

Total	$32,317	$15,161	$10,758	$25,920	$2,438	$38,174	$1,091

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table. The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on non-accrual loans.

As of March 31, 2012, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $5.4 million. At March 31, 2012, $1.4 million of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $11.4 million in TDRs at December 31, 2011. There were no new loans modified under TDRs during the three month period ended March 31, 2012. There were no TDRs that defaulted during the three month period ended March 31, 2012.

Notes to Consolidated Financial Statements

(unaudited)

Note 5.	Other Real Estate Owned

At March 31, 2012 and December 31, 2011, OREO totaled $5.6 million and $6.4 million, respectively. OREO is primarily comprised of residential lots, raw land, non-residential properties and residential properties associated with commercial relationships, and are located primarily in the Commonwealth of Virginia. Changes in the balance for OREO are as follows:

	0000000000	0000000000
	(in thousands)
	For the three months ended March 31, 2012	For the year ended December 31, 2011
Balance at the beginning of year, gross	$9,166	$7,302
Transfers from loans	1,922	8,117
Charge-offs	(738)	(2,022)
Sales proceeds	(2,423)	(3,321)
Gain (loss) on disposition	90	(910)
Balance at the end of period, gross	8,017	9,166
Less: allowance for losses	(2,455)	(2,792)

Balance at the end of period, net	$5,562	$6,374

Changes in the allowance for OREO losses are as follows:

	0000000000	0000000000
	(in thousands)
	For the three months ended
	March 31, 2012	March 31, 2011
Balance at beginning of year	$2,792	$3,341
Provision for losses	401	130
Charge-offs, net	(738)	(445)

Balance at end of period	$2,455	$3,026

Net expenses applicable to OREO, other than the provision for losses, were $253 thousand and $126 thousand for the three months ended March 31, 2012 and 2011, respectively.

Note 6.	Other Borrowings

The Bank had unused lines of credit totaling $94.0 million available with non-affiliated banks at March 31, 2012. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets.

At March 31, 2012, the Bank had borrowings from the FHLB system totaling $14.0 million which mature through December 28, 2018. The interest rate on these notes payable ranged from 1.47% to 2.04% and the weighted average rate was 1.81%. The Bank also had a letter of credit from the FHLB totaling $30.0 million at March 31, 2012. The Bank had collateral pledged on these borrowings and letter of credit, including real estate loans totaling $110.1 million and FHLB stock with a book value of $1.9 million.

At March 31, 2012, the Bank had a $94 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Notes to Consolidated Financial Statements

(unaudited)

Note 7.	Capital Requirements

A comparison of the capital of the Company and the Bank at March 31, 2012 and December 31, 2011 with the minimum regulatory guidelines were as follows:

					Minimum
			(dollars in thousands)		To Be Well
	Actual		Minimum Capital Requirement		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012:
Total Capital (to Risk Weighted Assets):
Consolidated	$50,595	12.74%	$32,071	8.00%	N/A	N/A
First Bank	$49,968	12.59%	$32,031	8.00%	$40,039	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$45,522	11.46%	$16,036	4.00%	N/A	N/A
First Bank	$44,902	11.32%	$16,016	4.00%	$24,023	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$45,522	8.60%	$21,173	4.00%	N/A	N/A
First Bank	$44,902	8.46%	$21,220	4.00%	$26,525	5.00%

December 31, 2011:
Total Capital (to Risk Weighted Assets):
Consolidated	$50,359	12.51%	$32,192	8.00%	N/A	N/A
First Bank	$49,761	12.38%	$32,154	8.00%	$40,193	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$45,231	11.24%	$16,096	4.00%	N/A	N/A
First Bank	$44,639	11.11%	$16,077	4.00%	$24,116	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$45,231	8.45%	$21,408	4.00%	N/A	N/A
First Bank	$44,639	8.30%	$21,517	4.00%	$26,896	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 8.	Trust Preferred Capital Notes

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2012 was 3.07%. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2012 was 2.18%. The securities have a mandatory redemption date of October 1, 2036, and are subject to varying call provisions beginning October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2012, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three months ended March 31, 2012 and 2011 were as follows:

	(in thousands)
	For the three months ended March 31,
	2012	2011

Service cost	$106	$90
Interest cost	67	76
Expected return on plan assets	(69)	(85)
Amortization of prior service cost	1	1
Amortization of net loss	22	9

Net periodic benefit cost	$127	$91

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2011, that it expected to contribute $509 thousand to its pension plan for the 2012 plan year. The Company is planning to make the contribution for the 2012 plan year during the fourth quarter of 2012.

Notes to Consolidated Financial Statements

(unaudited)

In addition to the defined benefit pension plan, the Company maintains a 401(k) plan and an employee stock ownership plan (ESOP) for eligible employees. The Bank also maintains a Split Dollar Life Insurance Plan that provides life insurance coverage to insurable directors. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information about the Company’s benefit plans.

Note 10.	Earnings per Common Share

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. The average number of common shares outstanding used to calculate basic and diluted earnings per common share were 2,955,649 and 2,949,166 for the three months ended March 31, 2012 and 2011, respectively.

Note 11.	Fair Value Measurements

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

Notes to Consolidated Financial Statements

(unaudited)

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).

The following tables present the balances of financial assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

	0000000000000	0000000000000	0000000000000	0000000000000
		Fair Value Measurements at March 31, 2012 (in thousands)
Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$74,119	$—	$74,119	$—
Obligations of states and political subdivisions	10,388	—	10,388	—
Corporate equity securities	120	120	—	—

	$84,627	$120	$84,507	$—

	0000000000000	0000000000000	0000000000000	0000000000000
		Fair Value Measurements at December 31, 2011 (in thousands)
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$78,876	$—	$78,876	$—
Obligations of states and political subdivisions	12,676	—	12,676	—
Corporate equity securities	113	113	—	—

	$91,665	$113	$91,552	$—

Notes to Consolidated Financial Statements

(unaudited)

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2012 or 2011.

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

Other real estate owned

Loans are transferred to other real estate owned (OREO) when the collateral securing them is foreclosed on or acquired through a deed in lieu of foreclosure. The measurement of loss associated with other real estate owned is based on the fair value of the collateral compared to the unpaid loan balance and anticipated costs to sell the property. If there is a contract for the sale of a property, and management reasonably believes the contract will be executed, fair value is based on the sale price in that contract (Level 1). Lacking such a contract, the value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. Any fair value adjustments to other real estate owned are recorded in the period incurred and expensed against current earnings.

Notes to Consolidated Financial Statements

(unaudited)

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis during the periods:

		Carrying Value at March 31, 2012 (in thousands)
Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans, net	$9,190	$—	$1,887	$7,303
Other real estate owned, net	5,562	—	2,027	3,535

		Carrying Value at December 31, 2011 (in thousands)
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans, net	$8,320	$—	$7,213	$1,107
Other real estate owned, net	6,374	—	6,374	—

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2012:

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2012 (dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Input	Range
Assets
Impaired loans	$7,303	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0%-23%

Other real estate owned	3,535	Discounted appraised value	Selling cost	7%
			Discount for lack of marketability and age of appraisal	0-30%

Notes to Consolidated Financial Statements

(unaudited)

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the three months ended March 31, 2012, were as follows:

	Carrying Value at March 31, 2012 (in thousands)
	Impaired Loans	Other Real Estate Owned

Balance, December 31, 2011	$1,107	$—
Increase in carrying value	188	—
Transfers into Level 3	6,562	3,535
Transfers out of Level 3	(554)	—

Balance, March 31, 2012	$7,303	$3,535

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2012 and December 31, 2011, fair value of loan commitments and standby letters of credit was immaterial.

Notes to Consolidated Financial Statements

(unaudited)

The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011 are as follows:

	(in thousands) Fair Value Measurements at March 31, 2012 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance

Financial Assets
Cash and short-term investments	$29,030	29,030	—	—	$29,030
Securities	84,627	120	84,507	—	84,627
Loans, net	376,758	—	373,197	7,303	380,500
Loans held for sale	329	—	329	—	329
Accrued interest receivable	1,523	—	1,523	—	1,523

Financial Liabilities
Deposits	$464,595	—	442,408	—	$442,408
Other borrowings	14,094	—	14,127	—	14,127
Trust preferred capital notes	9,279	—	8,811	—	8,811
Accrued interest payable	340	—	340	—	340

	(in thousands) December 31, 2011
	Carrying Amount	Fair Value

Financial Assets
Cash and short-term investments	$29,524	$29,524
Securities	91,665	91,665
Loans, net	379,503	383,557
Loans held for sale	274	274
Accrued interest receivable	1,620	1,620

Financial Liabilities
Deposits	$469,172	$471,771
Other borrowings	19,100	19,137
Trust preferred capital notes	9,279	8,576
Accrued interest payable	366	366

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

Notes to Consolidated Financial Statements

(unaudited)

Note 12.	Capital Purchase Program

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

Note 13.	Subsequent Event

On May 7, 2012, the Company entered into Standby Purchase Agreements with certain investors to purchase up to $1.7 million of shares not subscribed to by the Company’s existing shareholders in a rights offering of up to $11.8 million that will be offered pursuant to a registration statement on Form S-1 the Company filed with the SEC on May 8, 2012, but has not yet become effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

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

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Bank’s customers’ ability to repay loans; and

•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2011.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at March 31, 2012 and results of operations of the Company for the three month periods ended March 31, 2012 and 2011 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2011. The results of operations for the three month period ended March 31, 2012 may not be indicative of the results to be achieved for the year.

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

Products, Services, Customers and Locations

The Bank’s primary market area is located within the northern Shenandoah Valley region of Virginia, including Shenandoah County, Warren County, Frederick County and the City of Winchester. Within the market area there are various types of industry including health care, government, retail, manufacturing and construction. Customers include individuals, small and medium-sized businesses, local governmental entities and non-profit organizations.

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

The Bank’s products and services are provided through 10 branch offices, 30 ATMs and its website, www.therespowerinone.com. The Bank operates six of its offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, deposit, trust and investment advisory personnel to be readily available to serve customers throughout the Bank’s market area. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2011.

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

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the three month period ended March 31, 2012 was salaries and employee benefits, comprising 48% of noninterest expenses, followed by occupancy and equipment expense, comprising 13% of expenses and provision for other real estate owned, comprising 8% of expenses.

Quarterly Performance

For the three months ended March 31, 2012, net income totaled $475 thousand compared to $1.0 million for the same period in 2011. After the effective dividend on preferred stock, net income available to common shareholders was $251 thousand, or $0.08 per basic and diluted share, compared to $780 thousand, or $0.26 per basic and diluted share, for the same period in 2011. First quarter 2012 results reflect total provisions for loan losses and other real estate owned of $2.4 million, compared to $400 thousand for the first quarter of 2011. Net interest income was 3%, or $145 thousand, higher than for the first quarter of 2011 and noninterest income was 4%, or $57 thousand, higher than for the first quarter of 2011, excluding gains on the sale of securities. Noninterest expense was 4%, or $168 thousand, higher when comparing the two periods, excluding the provision for other real estate owned and net gains on sale of other real estate owned. Return on assets and return on equity were 0.36% and 5.17%, respectively, for the first quarter of 2012 compared to 0.74% and 8.31% for the same quarter in 2011.

Net interest income totaled $5.1 million for the first quarter of 2012, which was a 3% increase when comparing the first quarter of 2012 to the same period a year ago. The net interest margin increased to 4.14% from 3.89%, which was partially offset by a 4% decrease in average earning assets. The margin improvement was attributed to lower cost of funds and interest income adjustments on non-accrual loans.

Net charge-offs were $1.3 million for the first quarter of 2012 compared to $3.1 million for the same quarter of 2011. The provision for loan losses was $2.0 million which resulted in a total allowance for loan losses of $13.6 million or 3.49% of total loans at March 31, 2012. The provision was primarily the result of net charge-offs and specific reserves on impaired loans that reflected lower collateral values. The provision for loan losses was $270 thousand and the allowance totaled $13.2 million or 3.09% of total loans at March 31, 2011.

Noninterest income totaled $1.4 million for the first quarter of 2012, excluding gains on sale of securities, which was 4% higher compared to the same quarter of 2011. The increase in noninterest income, excluding securities gains, resulted from higher revenue from fees for other customer services, including loan fees. Performance from other noninterest income categories, such as service charges on deposit accounts, ATM and check card income, and trust and investment advisory revenue, was consistent when comparing the periods.

Noninterest expense, excluding the provision for other real estate owned and net gains on sale of other real estate owned, was $4.6 million for the first quarter of 2012, compared to $4.4 million for the same quarter of 2011, resulting in an efficiency ratio of 70.27% compared to 69.67% for the prior year period. The increase in expense was primarily attributable to expenses related to other real estate owned. The provision for other real estate owned, which represents write-downs of carrying values on foreclosed properties, totaled $401 thousand for the first quarter compared to $130 thousand for the same period in the prior year.

Management Outlook

Net interest income is expected to decrease slightly during the remainder of 2012 from downward pressure on the net interest margin. Although total average earning asset balances are expected to remain relatively stable during 2012, we expect lower loan balances and higher securities balances to result in a lower net interest margin for 2012. The Company is anticipating economic conditions to remain stable in the local market, which should result in stable loan and deposit balances.

Noninterest income, excluding gains on sales of securities, is not expected to change significantly for the remainder of 2012, when compared to first quarter results. The Company does not expect a significant change in noninterest expense for 2012, excluding the provision for OREO and gains and losses on sale of OREO, when compared to first quarter results.

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

	Efficiency Ratio (in thousands)
	For the three months ended
	March 31, 2012	March 31, 2011

Noninterest expense	$4,904	$4,555
Less: provision for other real estate owned	401	130
Less: net (gains) losses on sale of other real estate owned	(90)	—

	$4,593	$4,425

Tax-equivalent net interest income	$5,139	$5,011
Noninterest income	2,514	1,340
Less: securities gains (losses)	1,117	—

	$6,536	$6,351

Efficiency ratio	70.27%	69.67%

This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2012 and 2011 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income (in thousands)
	For the three months ended
	March 31, 2012	March 31, 2011

GAAP measures:
Interest income - loans	$5,547	$5,833
Interest income - investments and other	662	605
Interest expense - deposits	986	1,303
Interest expense - other borrowings	80	91
Interest expense - other	62	109

Total net interest income	$5,080	$4,935

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$8	$13
Tax benefit realized on non-taxable interest income - municipal securities	51	63

Total tax benefit realized on non-taxable interest income	$59	$76

Total tax-equivalent net interest income	$5,139	$5,011

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At March 31, 2012, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $64.5 million.

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

For the three months ended March 31, 2012, net income totaled $475 thousand compared to $1.0 million for the same period in 2011. After the effective dividend on preferred stock, net income available to common shareholders was $251 thousand, or $0.08 per basic and diluted share, compared to $780 thousand, or $0.26 per basic and diluted share, for the same period in 2011. First quarter 2012 results reflect total provisions for loan losses and other real estate owned of $2.4 million, compared to $400 thousand for the first quarter of 2011. Net interest income was 3% higher than for the first quarter of 2011 and noninterest income was 4% higher than for the first quarter of 2011, excluding gains on the sale of securities. Noninterest expense was 4% higher when comparing the two periods, excluding the provision for other real estate owned and net gains on sale of other real estate owned. Return on assets and return on equity were 0.36% and 5.17%, respectively, for the first quarter of 2012 compared to 0.74% and 8.31% for the same quarter in 2011.

Net Interest Income

Net interest income totaled $5.1 million for the first quarter of 2012, which was a 3%, or $145 thousand, increase when comparing the first quarter of 2012 to the same period a year ago. The net interest margin increased to 4.14% from 3.89%, which was partially offset by a 4% decrease in average earning assets. The margin improvement was attributed to lower cost of funds and interest income adjustments on non-accrual loans.

Net interest income is expected to decrease slightly during the remainder of 2012 from downward pressure on the net interest margin. Although total average earning asset balances are expected to remain relatively stable during 2012, we expect lower loan balances and higher securities balances to result in a lower net interest margin for 2012. The Company is anticipating economic conditions to remain stable in the local market, which should result in stable loan and deposit balances.

Provision for Loan Losses

Net charge-offs were $1.3 million for the first quarter of 2012 compared to $3.1 million for the same quarter of 2011. The provision for loan losses was $2.0 million which resulted in a total allowance for loan losses of $13.6 million or 3.49% of total loans at March 31, 2012. The provision was primarily the result of net charge-offs and specific reserves on impaired loans that reflected lower collateral values. The provision for loan losses was $270 thousand and the allowance totaled $13.2 million or 3.09% of total loans at March 31, 2011. The allowance totaled $12.9 million or 3.30% of total loans at December 31, 2011.

Management believes that the allowance for loan losses provides prudent coverage of the risks in the loan portfolio. However, we expect that additional provisions for loan losses may be necessary in the future, the amount of which will be influenced by changes in the Bank’s loan customers’ ability to pay which is affected by real estate values, economic conditions, and other factors.

Noninterest Income

Noninterest income totaled $2.5 million for the first quarter of 2012, which was $1.2 million higher when compared to the same quarter of 2011. The increase in noninterest income was primarily the result of gains on sales of securities totaling $1.1 million during the quarter. Noninterest income, excluding gains on sale of securities, totaled $1.4 million for the first quarter of 2012, which was 4% higher compared to the same quarter of 2011. The increase in noninterest income, excluding securities gains, resulted from higher revenue from fees for other customer services, including loan fees. Performance from other noninterest income categories, such as service charges on deposit accounts, ATM and check card income, and trust and investment advisory revenue, was consistent when comparing the periods.

Noninterest income, excluding gains on sales of securities, is not expected to change significantly for 2012, when compared to first quarter results.

Noninterest Expense

Noninterest expense, excluding the provision for other real estate owned and net gains on sale of other real estate owned, was $4.6 million for the first quarter of 2012, compared to $4.4 million for the same quarter of 2011, resulting in an efficiency ratio of 70.27% compared to 69.67% for the prior year period. The increase in expense was primarily attributable to expenses related to other real estate owned.

The Company does not expect a significant change in noninterest expense for the remainder of 2012, excluding the provision for OREO and gains and losses on sale of OREO, when compared to first quarter results. Management believes that the carrying value of other real estate owned reflects current market conditions and the Bank’s disposition plans. However, the amount of the provision for other real estate owned and gains or losses that may occur from the sale of other real estate owned may be impacted by changes in real estate values.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three month period ended March 31, 2012 and 2011. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 10 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Financial Condition

General

Total assets were $534.2 million at March 31, 2012 compared to $539.1 million at December 31, 2011. The Company’s trust and investment advisory group had assets under management of $230.6 million at March 31, 2012 compared to $217.2 million at December 31, 2011. Assets managed by the trust and investment advisory group are not held on the Company’s balance sheet.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management’s policy is to evaluate substandard loans greater than $500 thousand and all doubtful loans for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, residential and certain small commercial loans that are less than $500 thousand for impairment disclosures, except for troubled debt restructurings as noted below.

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

Asset Quality

Management classifies as non-performing assets non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $5.6 million in OREO, net of the valuation allowance, at March 31, 2012 and $6.4 million at December 31, 2011. The valuation allowance for other real estate owned totaled $2.5 million at March 31, 2012 and $2.8 million at December 31, 2011.

Non-performing assets were $15.9 million at March 31, 2012, $18.2 million at December 31, 2011 and $16.4 million at March 31, 2011, representing 2.98%, 3.38% and 2.94% of total assets, respectively. Non-performing assets included $10.3 million in non-accrual loans and $5.6 million in OREO, net of the valuation allowance at March 31, 2012.

The levels of non-performing assets in 2012 and 2011 were primarily attributable to weaker local economic conditions that negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in hotel and mini-storage operations, commercial and residential rental real estate and residential real estate development. At March 31, 2012, 53% of non-performing assets related to commercial real estate loans, 25% related to construction and land development loans, 21% related to residential real estate loans and 1% related to commercial and industrial loans not secured by real estate. Non-performing assets could increase due to other potential problem loans identified by management. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $48.3 million and $45.1 million at March 31, 2012 and December 31, 2011, respectively. The amount of other potential problem loans in future periods will be dependent on economic conditions.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $13.6 million at March 31, 2012 and $12.9 million at December 31, 2011, representing 3.49% and 3.30% of total loans, respectively. The increase in the allowance for loan losses was primarily attributable to higher net charge-off history and more specific reserves on impaired loans.

Impaired loans totaled $21.6 million and $25.9 million at March 31, 2012 and December 31, 2011, respectively. The related allowance for loan losses provided for these loans totaled $2.8 million and $2.4 million at March 31, 2012 and December 31, 2011, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2012 and the year ended December 31, 2011 was $21.4 million and $38.2 million, respectively. Included in the impaired loans total at March 31, 2012 are loans classified as TDRs totaling $5.4 million. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of March 31, 2012, $1.4 million of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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

Securities

Securities at March 31, 2012 were $84.6 million, a decrease of $7.0 million, or 8%, from $91.7 million at December 31, 2011. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of March 31, 2012, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios. Gross unrealized losses totaled $114 thousand and $16 thousand at March 31, 2012 and December 31, 2011, respectively. Investments in an unrealized loss position were considered temporarily impaired at March 31, 2012 and December 31, 2011.

Deposits

Deposits were $464.6 million at March 31, 2012, a decrease of 1% from $469.2 million at December 31, 2011. Non-interest bearing demand deposits increased $3.3 million or 4% to $85.0 million during the first three months of 2012 from $81.7 million at December 31, 2011. Savings and interest-bearing demand deposits increased $6.5 million or 3% to $204.7 at March 31, 2012 compared to $198.2 million at December 31, 2011. Time deposits, which include brokered deposits, decreased $14.4 million or 8% during the first three months of 2012 to $174.9 million compared to $189.3 million at December 31, 2011.

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

At March 31, 2012, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $127.4 million. At March 31, 2012, 25% or $98.4 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $94.0 million at March 31, 2012, which included $56.3 million available from FHLB, $32.0 million of unsecured federal funds lines of credit with other correspondent banks and $5.7 million available through the Federal Reserve Discount Window. During the first three months of 2012, other borrowing activity included repayment of a fixed rate advance from FHLB totaling $5.0 million.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 12.74% at March 31, 2012 and a ratio of Tier 1 capital to risk-weighted assets of 11.46%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

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

On May 7, 2012, the Company entered into Standby Purchase Agreements with certain investors to purchase up to $1.7 million of shares not subscribed to by the Company’s existing shareholders in a rights offering of up to $11.8 million that will be offered pursuant to a registration statement on Form S-1 the Company filed with the SEC on May 8, 2012, but has not yet become effective.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Commitments to extend credit, which amounted to $54.2 million at March 31, 2012, and $48.9 million at December 31, 2011, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2012 and December 31, 2011, the Bank had $7.8 million and $9.8 million in outstanding standby letters of credit, respectively.

The Company had $2.5 million in locked-rate commitments to originate mortgage loans at March 31, 2012 and $4.0 million at December 31, 2011. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A.	Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

3.1	Bylaws, as restated in electronic format only as of April 11, 2012 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	May 15, 2012
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	May 15, 2012
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

3.1	Bylaws, as restated in electronic format only as of April 11, 2012 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.