Form 10-Q
period 2012-06-30
FIRST NATIONAL CORP /VA/
filed 2012-08-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 10, 2012, 4,901,464 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$7,684	$6,314
Interest-bearing deposits in banks	29,901	23,210
Securities available for sale, at fair value	87,267	91,665
Restricted securities, at cost	2,408	2,775
Loans held for sale	—	274
Loans, net of allowance for loan losses, 2012, $13,999, 2011, $12,937	370,136	379,503
Other real estate owned, net of valuation allowance, 2012, $2,087, 2011, $2,792	5,420	6,374
Premises and equipment, net	19,312	19,598
Interest receivable	1,536	1,620
Other assets	7,566	7,731

Total assets	$531,230	$539,064

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$82,868	$81,714
Savings and interest-bearing demand deposits	208,004	198,194
Time deposits	167,822	189,264

Total deposits	$458,694	$469,172
Other borrowings	14,088	19,100
Trust preferred capital notes	9,279	9,279
Other liabilities	4,473	4,417

Total liabilities	$486,534	$501,968

Shareholders’ Equity
Preferred stock, $1,000 liquidation preference; 14,595 shares issued and outstanding	$14,335	$14,263
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2012, 4,901,464 shares, 2011, 2,955,649 shares	6,127	3,695
Surplus	6,813	1,644
Retained earnings	17,221	16,503
Accumulated other comprehensive income, net	200	991

Total shareholders’ equity	$44,696	$37,096

Total liabilities and shareholders’ equity	$531,230	$539,064

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Operations

Three months ended June 30, 2012 and 2011

(in thousands, except per share data)

	(unaudited) June 30, 2012	(unaudited) June 30, 2011
Interest and Dividend Income
Interest and fees on loans	$5,265	$5,818
Interest on federal funds sold	6	4
Interest on deposits in banks	5	5
Interest and dividends on securities available for sale:
Taxable interest	514	572
Tax-exempt interest	71	121
Dividends	19	17

Total interest and dividend income	$5,880	$6,537

Interest Expense
Interest on deposits	$959	$1,303
Interest on trust preferred capital notes	60	109
Interest on other borrowings	66	42

Total interest expense	$1,085	$1,454

Net interest income	$4,795	$5,083
Provision for loan losses	650	3,550

Net interest income after provision for loan losses	$4,145	$1,533

Noninterest Income
Service charges on deposit accounts	$523	$535
ATM and check card fees	387	410
Trust and investment advisory fees	368	384
Fees for other customer services	107	74
Gains on sale of loans	49	22
Gains on sale of securities available for sale, net	1	41
Other operating income	27	19

Total noninterest income	$1,462	$1,485

Noninterest Expense
Salaries and employee benefits	$2,388	$2,280
Occupancy	337	331
Equipment	307	323
Marketing	95	100
Stationery and supplies	86	87
Legal and professional fees	198	269
ATM and check card fees	163	159
FDIC assessment	179	217
Bank franchise tax	61	104
Provision for other real estate owned	168	46
Other real estate owned expense	98	66
Net (gains) losses on sale of other real estate owned	(160)	8
Telecommunications expense	61	86
Data processing	78	79
Other operating expense	375	361

Total noninterest expense	$4,434	$4,516

FIRST NATIONAL CORPORATION

Consolidated Statements of Operations

(Continued)

Three months ended June 30, 2012 and 2011

(in thousands, except per share data)

	(unaudited) June 30, 2012	(unaudited) June 30, 2011

Income (loss) before income taxes	$1,173	$(1,498)
Income tax provision (benefit)	479	(553)

Net income (loss)	$694	$(945)

Effective dividend on preferred stock	227	223

Net income (loss) available to common shareholders	$467	$(1,168)

Earnings (loss) per common share, basic and diluted	$0.16	$(0.40)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Operations

Six months ended June 30, 2012 and 2011

(in thousands, except per share data)

	(unaudited) June 30, 2012	(unaudited) June 30, 2011
Interest and Dividend Income
Interest and fees on loans	$10,812	$11,651
Interest on federal funds sold	9	11
Interest on deposits in banks	8	12
Interest and dividends on securities available for sale:
Taxable interest	1,048	1,023
Tax-exempt interest	173	244
Dividends	38	34

Total interest and dividend income	$12,088	$12,975

Interest Expense
Interest on deposits	$1,945	$2,606
Interest on trust preferred capital notes	122	218
Interest on other borrowings	146	133

Total interest expense	$2,213	$2,957

Net interest income	$9,875	$10,018
Provision for loan losses	2,650	3,820

Net interest income after provision for loan losses	$7,225	$6,198

Noninterest Income
Service charges on deposit accounts	$1,025	$1,036
ATM and check card fees	760	781
Trust and investment advisory fees	714	726
Fees for other customer services	205	147
Gains on sale of loans	92	69
Gains on sale of securities available for sale, net	1,118	41
Other operating income	62	25

Total noninterest income	$3,976	$2,825

Noninterest Expense
Salaries and employee benefits	$4,757	$4,568
Occupancy	663	672
Equipment	613	648
Marketing	173	205
Stationery and supplies	167	166
Legal and professional fees	448	470
ATM and check card fees	319	330
FDIC assessment	357	407
Bank franchise tax	137	209
Provision for other real estate owned	569	176
Other real estate owned expense	351	192
Net (gains) losses on sale of other real estate owned	(250)	8
Telecommunications expense	122	176
Data processing	168	142
Other operating expense	744	702

Total noninterest expense	$9,338	$9,071

FIRST NATIONAL CORPORATION

Consolidated Statements of Operations

(Continued)

Six months ended June 30, 2012 and 2011

(in thousands, except per share data)

	(unaudited) June 30, 2012	(unaudited) June 30, 2011

Income (loss) before income taxes	$1,863	$(48)
Income tax provision (benefit)	694	(106)

Net income	$1,169	$58

Effective dividend on preferred stock	451	446

Net income (loss) available to common shareholders	$718	$(388)

Earnings (loss) per common share, basic and diluted	$0.24	$(0.13)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

Three months ended June 30, 2012 and 2011

(in thousands, except per share data)

	(unaudited) June 30, 2012	(unaudited) June 30, 2011

Net income (loss)	$694	$(945)
Other comprehensive income:
Unrealized gain on available for sale securities, net of tax	448	839
Reclassification adjustment, net of tax	(1)	(27)

Other comprehensive income	447	812

Total comprehensive income (loss)	$1,141	$(133)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Six months ended June 30, 2012 and 2011

(in thousands, except per share data)

	(unaudited) June 30, 2012	(unaudited) June 30, 2011

Net income	$1,169	$58
Other comprehensive income (loss):
Unrealized gain on available for sale securities, net of tax	327	966
Reclassification adjustment, net of tax	(1,118)	(27)

Other comprehensive income (loss)	(791)	939

Total comprehensive income	$378	$997

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Six months ended June 30, 2012 and 2011

(in thousands)

	(unaudited) June 30, 2012	(unaudited) June 30, 2011
Cash Flows from Operating Activities
Net income	$1,169	$58
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	570	592
Origination of loans held for sale	(3,452)	(4,001)
Proceeds from sale of loans held for sale	3,818	4,341
Gains on sale of loans held for sale	(92)	(69)
Provision for loan losses	2,650	3,820
Provision for other real estate owned	569	176
Gains on sale of securities available for sale, net	(1,118)	(41)
Net (gains) losses on sale of other real estate owned	(250)	8
Accretion of discounts and amortization of premiums on securities, net	369	205
Changes in assets and liabilities:
(Increase) decrease in interest receivable	84	(39)
Decrease in other assets	165	730
Increase (decrease) in other liabilities	85	(562)

Net cash provided by operating activities	$4,567	$5,218

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$24,217	$—

Proceeds from maturities, calls, and principal payments of securities available for sale	14,708	9,921
Purchase of securities available for sale	(34,598)	(31,023)
Proceeds from redemption of restricted securities	367	—
Increase in federal funds sold	—	(7,500)
Purchase of premises and equipment	(284)	(94)
Proceeds from sale of other real estate owned	3,815	384
Net decrease in loans	3,537	11,247

Net cash provided by (used in) investing activities	$11,762	$(1,771)

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$10,964	$14,348
Net decrease in time deposits	(21,442)	(1,354)
Proceeds from other borrowings	—	18,001
Principal payments on other borrowings	(5,012)	(20,012)
Net proceeds from issuance of common stock	7,601	—
Cash dividends paid on common stock	—	(549)
Cash dividends paid on preferred stock	(379)	(379)

Net cash provided by (used in) financing activities	$(8,268)	$10,085

Increase in cash and cash equivalents	$8,061	$13,352

Cash and Cash Equivalents
Beginning	$29,524	$15,997

Ending	$37,585	$29,529

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Six months ended June 30, 2012 and 2011

(in thousands)

	(unaudited) June 30, 2012	(unaudited) June 30, 2011
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,263	$2,962

Income taxes	$430	$—

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale	$(820)	$1,422

Transfer from loans to other real estate owned	$3,180	$2,815

Loan originated from sale of other real estate owned	$—	$640

Issuance of common stock, dividend reinvestment plan	$—	$71

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2012 and 2011

(in thousands, except share and per share data)

(unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2010	$14,127	$3,686	$1,582	$28,969	$134	$48,498
Net income	—	—	—	58	—	58
Other comprehensive income	—	—	—	—	939	939
Cash dividends on common stock ($0.20 per share)	—	—	—	(590)	—	(590)
Issuance of 6,748 shares common stock, dividend reinvestment plan	—	9	62	—	—	71
Cash dividends on preferred stock	—	—	—	(379)	—	(379)
Accretion on preferred stock discount	67	—	—	(67)	—	—

Balance, June 30, 2011	$14,194	$3,695	$1,644	$27,991	$1,073	$48,597

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	$14,263	$3,695	$1,644	$16,503	$991	$37,096
Net income	—	—	—	1,169	—	1,169
Other comprehensive loss	—	—	—	—	(791)	(791)
Issuance of common stock, net of offering costs	—	2,432	5,169	—	—	7,601
Cash dividends on preferred stock	—	—	—	(379)	—	(379)
Accretion on preferred stock discount	72	—	—	(72)	—	—

Balance, June 30, 2012	$14,335	$6,127	$6,813	$17,221	$200	$44,696

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1.	General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2012 and December 31, 2011, the results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011 and the cash flows and changes in shareholders’ equity for the six months ended June 30, 2012 and 2011. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. Amortized costs and fair values of securities available for sale at June 30, 2012 and December 31, 2011 were as follows:

	(in thousands) June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$70,757	$1,647	$(10)	$72,394
Obligations of states and political subdivisions	14,109	702	(84)	14,727
Corporate equity securities	26	120	—	146

	$84,892	$2,469	$(94)	$87,267

	(in thousands) December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$76,549	$2,343	$(16)	$78,876
Obligations of states and political subdivisions	11,895	781	—	12,676
Corporate equity securities	26	87	—	113

	$88,470	$3,211	$(16)	$91,665

Notes to Consolidated Financial Statements

(unaudited)

At June 30, 2012 and December 31, 2011, investments in an unrealized loss position that were temporarily impaired were as follows:

	(in thousands) June 30, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$4,023	$(10)	$—	$—	$4,023	$(10)
Obligations of states and political subdivisions	4,971	(84)	—	—	4,971	(84)

	$8,994	$(94)	$—	$—	$8,994	$(94)

	(in thousands) December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$3,955	$(16)	$—	$—	$3,955	$(16)

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

At June 30, 2012, there were two U.S. agency and mortgage-backed securities and ten obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4 years at June 30, 2012.

The Company’s investment in Federal Home Loan Bank (FHLB) stock totaled $1.5 million at June 30, 2012. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is a minimal market for the stock. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2012, and no impairment has been recognized. FHLB stock is shown in restricted securities on the balance sheet and is not part of the available for sale securities portfolio.

The composition of restricted securities at June 30, 2012 and December 31, 2011 was as follows:

	(in thousands)
	June 30, 2012	December 31, 2011
Federal Home Loan Bank stock	$1,543	$1,910
Federal Reserve Bank stock	815	815
Community Bankers’ Bank stock	50	50

	$2,408	$2,775

Notes to Consolidated Financial Statements

(unaudited)

Note 3.	Loans

Loans at June 30, 2012 and December 31, 2011 are summarized as follows:

	(in thousands)
	June 30, 2012	December 31, 2011
Real estate loans:
Construction and land development	$47,843	$48,363
Secured by 1-4 family residential	128,229	122,339
Other real estate loans	174,212	181,141
Commercial and industrial loans	24,937	29,446
Consumer and other loans	8,914	11,151

Total loans	$384,135	$392,440
Allowance for loan losses	13,999	12,937

Loans, net	$370,136	$379,503

Consumer loans included $87 thousand and $325 thousand of demand deposit overdrafts at June 30, 2012 and December 31, 2011, respectively.

The Company considers the following risk characteristics of each loan portfolio class:

•	Residential mortgage loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

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

•

Consumer and other loans carry risk associated with the continued credit-worthiness of the borrower and the value of the collateral, i.e. rapidly depreciating assets such as automobiles, or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy, or other changes in circumstances.

Notes to Consolidated Financial Statements

(unaudited)

The following table provides a summary of loan classes and an aging of past due loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012 (in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$30	$—	$368	$398	$47,445	$47,843	$621	$343
1-4 family residential	541	513	142	1,196	127,033	128,229	1,447	—
Other real estate loans	9,483	116	2,572	12,171	162,041	174,212	8,540	886
Commercial and industrial	405	271	—	676	24,261	24,937	16	—
Consumer and other loans	20	53	—	73	8,841	8,914	15	—

Total	$10,479	$953	$3,082	$14,514	$369,621	$384,135	$10,639	$1,229

	December 31, 2011 (in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$2,267	$1,029	$235	$3,531	$44,832	$48,363	$235	$—
1-4 family residential	4,179	471	688	5,338	117,001	122,339	3,043	98
Other real estate loans	3,863	562	722	5,147	175,994	181,141	8,367	361
Commercial and industrial	950	93	5	1,048	28,398	29,446	163	—
Consumer and other loans	94	19	14	127	11,024	11,151	33	—

Total	$11,353	$2,174	$1,664	$15,191	$377,249	$392,440	$11,841	$459

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

Notes to Consolidated Financial Statements

(unaudited)

Substandard – Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor and/or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation in full of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weakness inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The Company considers all doubtful loans to be impaired and places the loan on non-accrual status.

The following tables provide an analysis of the credit risk profile of each loan class as of June 30, 2012 and December 31, 2011:

	June 30, 2012 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$25,618	$3,775	$18,450	$—	$47,843
Secured by 1-4 family residential	114,040	3,997	10,192	—	128,229
Other real estate loans	134,795	8,016	31,401	—	174,212
Commercial and industrial	20,413	572	3,908	44	24,937
Consumer and other loans	8,836	78	—	—	8,914

Total	$303,702	$16,438	$63,951	$44	$384,135

	December 31, 2011 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$23,172	$7,504	$17,452	$235	$48,363
Secured by 1-4 family residential	108,240	5,645	8,266	188	122,339
Other real estate loans	138,255	17,123	22,348	3,415	181,141
Commercial and industrial	23,451	949	4,976	70	29,446
Consumer and other loans	11,058	79	—	14	11,151

Total	$304,176	$31,300	$53,042	$3,922	$392,440

Note 4.	Allowance for Loan Losses

Transactions in the allowance for loan losses for the six months ended June 30, 2012 and 2011 and for the year ended December 31, 2011 were as follows:

	(in thousands)
	June 30, 2012	December 31, 2011	June 30, 2011
Balance at beginning of year	$12,937	$16,036	$16,036
Provision charged to operating expense	2,650	12,380	3,820
Loan recoveries	196	310	156
Loan charge-offs	(1,784)	(15,789)	(6,234)

Balance at end of period	$13,999	$12,937	$13,778

Notes to Consolidated Financial Statements

(unaudited)

The following tables present, as of June 30, 2012 and December 31, 2011, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology.

	June 30, 2012 (in thousands)
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2011	$2,843	$3,766	$5,192	$963	$173	$12,937
Charge-offs	(369)	(562)	(674)	(74)	(105)	(1,784)
Recoveries	1	2	52	16	125	196
Provision for loan losses	700	993	1,285	(264)	(64)	2,650

Ending Balance, June 30, 2012	$3,175	$4,199	$5,855	$641	$129	$13,999

Ending Balance:
Individually evaluated for impairment	1,145	972	1,033	55	—	3,205
Collectively evaluated for impairment	2,030	3,227	4,822	586	129	10,794

Loans:
Ending Balance	47,843	128,229	174,212	24,937	8,914	384,135

Individually evaluated for impairment	5,256	5,460	10,813	402	—	21,931
Collectively evaluated for impairment	42,587	122,769	163,399	24,535	8,914	362,204

	December 31, 2011 (in thousands)
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2010	$4,050	$1,681	$9,187	$858	$260	$16,036
Charge-offs	(2,983)	(4,639)	(7,551)	(348)	(268)	(15,789)
Recoveries	50	6	—	3	251	310
Provision for loan losses	1,726	6,718	3,556	450	(70)	12,380

Ending Balance, December 31, 2011	$2,843	$3,766	$5,192	$963	$173	$12,937

Ending Balance:
Individually evaluated for impairment	930	848	351	309	—	2,438
Collectively evaluated for impairment	1,913	2,918	4,841	654	173	10,499

Loans:
Ending Balance	48,363	122,339	181,141	29,446	11,151	392,440

Individually evaluated for impairment	7,640	6,860	10,940	480	—	25,920
Collectively evaluated for impairment	40,723	115,479	170,201	28,966	11,151	366,520

Notes to Consolidated Financial Statements

(unaudited)

Impaired loans and the related allowance at June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012 (in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$5,586	$595	$4,661	$5,256	$1,145	$5,730	$137
Secured by 1-4 family	6,325	1,296	4,164	5,460	972	5,287	112
Other real estate loans	15,435	7,447	3,366	10,813	1,033	10,618	108
Commercial and industrial	402	—	402	402	55	468	10
Consumer and other loans	—	—	—	—	—	—	—

Total	$27,748	$9,338	$12,593	$21,931	$3,205	$22,103	$367

	December 31, 2011 (in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$8,106	$3,531	$4,109	$7,640	$930	$7,077	$367
Secured by 1-4 family	8,566	3,495	3,365	6,860	848	6,519	301
Other real estate loans	15,165	8,135	2,805	10,940	351	23,918	396
Commercial and industrial	480	—	480	480	309	660	27
Consumer and other loans	—	—	—	—	—	—	—

Total	$32,317	$15,161	$10,758	$25,920	$2,438	$38,174	$1,091

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table. The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on non-accrual loans.

As of June 30, 2012, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $7.0 million. At June 30, 2012, $1.4 million of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $11.4 million in TDRs at December 31, 2011. There was one other real estate loan modified under a TDR during the three and six month periods ended June 30, 2012. The pre-modification and post-modification outstanding recorded investment for this TDR totaled $2.4 million. There were no TDRs that defaulted during the three and six month periods ended June 30, 2012.

Notes to Consolidated Financial Statements

(unaudited)

Note 5.	Other Real Estate Owned

At June 30, 2012 and December 31, 2011, OREO totaled $5.4 million and $6.4 million, respectively. OREO is primarily comprised of residential lots, raw land, non-residential properties and residential properties associated with commercial relationships, and are located primarily in the Commonwealth of Virginia. Changes in the balance for OREO are as follows:

	(in thousands)
	For the six months ended June 30, 2012	For the year ended December 31, 2011
Balance at the beginning of year, gross	$9,166	$7,302
Transfers from loans	3,180	8,117
Charge-offs	(1,274)	(2,022)
Sales proceeds	(3,815)	(3,321)
Gain (loss) on disposition	250	(910)

Balance at the end of period, gross	7,507	9,166
Less: allowance for losses	(2,087)	(2,792)

Balance at the end of period, net	$5,420	$6,374

Changes in the allowance for OREO losses are as follows:

	(in thousands)
	For the six months ended		For the year ended
	June 30, 2012	June 30, 2011	December 31, 2011
Balance at beginning of year	$2,792	$3,341	$3,341
Provision for losses	569	176	1,558
Charge-offs, net	(1,274)	(445)	(2,107)

Balance at end of period	$2,087	$3,072	$2,792

Net expenses applicable to OREO, other than the provision for losses, were $351 thousand and $192 thousand for the six months ended June 30, 2012 and 2011, respectively.

Note 6.	Other Borrowings

The Bank had unused lines of credit totaling $93.0 million available with non-affiliated banks at June 30, 2012. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets.

At June 30, 2012, the Bank had borrowings from the FHLB system totaling $14.0 million which mature through December 28, 2018. The interest rate on these notes payable ranged from 1.47% to 2.04% and the weighted average rate was 1.81%. The Bank also had a letter of credit from the FHLB totaling $30.0 million at June 30, 2012. The Bank had collateral pledged on these borrowings and letter of credit, including real estate loans totaling $103.6 million and FHLB stock with a book value of $1.5 million.

At June 30, 2012, the Bank had an $88 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Notes to Consolidated Financial Statements

(unaudited)

Note 7.	Capital Requirements

A comparison of the capital of the Company and the Bank at June 30, 2012 and December 31, 2011 with the minimum regulatory guidelines were as follows:

	Actual		(dollars in thousands) Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012:
Total Capital (to Risk Weighted Assets):
Consolidated	$58,608	15.07%	$31,120	8.00%	N/A	N/A
First Bank	$51,368	13.18%	$31,176	8.00%	$38,970	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$53,633	13.79%	$15,560	4.00%	N/A	N/A
First Bank	$46,384	11.90%	$15,588	4.00%	$23,382	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$53,633	10.14%	$21,163	4.00%	N/A	N/A
First Bank	$46,384	8.77%	$21,151	4.00%	$26,438	5.00%

December 31, 2011:
Total Capital (to Risk Weighted Assets):
Consolidated	$50,359	12.51%	$32,192	8.00%	N/A	N/A
First Bank	$49,761	12.38%	$32,154	8.00%	$40,193	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$45,231	11.24%	$16,096	4.00%	N/A	N/A
First Bank	$44,639	11.11%	$16,077	4.00%	$24,116	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$45,231	8.45%	$21,408	4.00%	N/A	N/A
First Bank	$44,639	8.30%	$21,517	4.00%	$26,896	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 8.	Trust Preferred Capital Notes

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2012 was 3.07%. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2012 was 2.07%. The securities have a mandatory redemption date of October 1, 2036, and are subject to varying call provisions beginning October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2012, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three and six months ended June 30, 2012 and 2011 were as follows:

	(in thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Service cost	$107	$90	$214	$180
Interest cost	67	77	135	153
Expected return on plan assets	(69)	(85)	(138)	(170)
Amortization of prior service cost	1	1	1	2
Amortization of net loss	21	9	43	18

Net periodic benefit cost	$127	$92	$255	$183

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

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. The average number of common shares outstanding used to calculate basic and diluted earnings per common share were 2,998,414 and 2,952,818 for the three months ended June 30, 2012 and 2011, respectively, and 2,977,032 and 2,951,002 for the six months ended June 30, 2012 and 2011, respectively.

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

Notes to Consolidated Financial Statements

(unaudited)

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

		Fair Value Measurements at June 30, 2012 (in thousands)
Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$72,394	$—	$72,394	$—
Obligations of states and political subdivisions	14,727	—	14,727	—
Corporate equity securities	146	146	—	—

	$87,267	$146	$87,121	$—

		Fair Value Measurements at December 31, 2011 (in thousands)
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$78,876	$—	$78,876	$—
Obligations of states and political subdivisions	12,676	—	12,676	—
Corporate equity securities	113	113	—	—

	$91,665	$113	$91,552	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six months ended June 30, 2012 or 2011.

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis during the periods:

		Carrying Value at June 30, 2012 (in thousands)
Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans, net	$9,388	$—	$—	$9,388
Other real estate owned, net	5,420	—	—	5,420

		Carrying Value at December 31, 2011 (in thousands)
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans, net	$8,320	$—	$7,213	$1,107
Other real estate owned, net	6,374	—	6,374	—

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2012:

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2012 (dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Input	Range
Assets
Impaired loans	$9,388	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0%-35%

Other real estate owned	5,420	Discounted appraised value	Selling cost	7%
			Discount for lack of marketability and age of appraisal	0-30%

Notes to Consolidated Financial Statements

(unaudited)

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the six months ended June 30, 2012, were as follows:

	Carrying Value at June 30, 2012 (in thousands)
	Impaired Loans	Other Real Estate Owned

Balance, December 31, 2011	$1,107	$—
Increase in carrying value	180	—
Decrease in carrying value	(126)	—
Additions	6,666	1,971
Transfers to OREO	(209)	—
Transfers into Level 3	1,770	3,449

Balance, June 30, 2012	$9,388	$5,420

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

Notes to Consolidated Financial Statements

(unaudited)

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2012 and December 31, 2011, fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011 are as follows:

	(in thousands) Fair Value Measurements at June 30, 2012 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance

Financial Assets
Cash and short-term investments	$37,585	37,585	—	—	$37,585
Securities	87,267	146	87,121	—	87,267
Loans, net	370,136	—	364,828	9,388	374,216
Accrued interest receivable	1,536	—	1,536	—	1,536

Financial Liabilities
Deposits	$458,694	—	460,979	—	$460,979
Other borrowings	14,088	—	14,261	—	14,261
Trust preferred capital notes	9,279	—	8,820	—	8,820
Accrued interest payable	316	—	316	—	316

	(in thousands) December 31, 2011
	Carrying Amount	Fair Value

Financial Assets
Cash and short-term investments	$29,524	$29,524
Securities	91,665	91,665
Loans, net	379,503	383,557
Loans held for sale	274	274
Accrued interest receivable	1,620	1,620

Financial Liabilities
Deposits	$469,172	$471,771
Other borrowings	19,100	19,137
Trust preferred capital notes	9,279	8,576
Accrued interest payable	366	366

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

Note 13. Subsequent Event

On July 31, 2012, the Company filed a Registration Statement with the SEC for up to 13,900 shares of fixed-rate cumulative perpetual preferred stock, series A and 695 shares of fixed-rate cumulative perpetual preferred stock, series B. Both series of preferred stock were sold to the U.S. Department of the Treasury in a private placement in March 2009. This registration statement was filed in order to facilitate a public auction of preferred securities by the U.S. Treasury Department.

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

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at June 30, 2012 and results of operations of the Company for the three and six month periods ended June 30, 2012 and 2011 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2011. The results of operations for the three and six month periods ended June 30, 2012 may not be indicative of the results to be achieved for the year.

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

Products, Services, Customers and Locations

Our primary market area is located within an hour commute of the Washington, D.C. Metropolitan Area. The Bank’s office locations are well-positioned in strong markets along the Interstate 81 and Interstate 66 corridors in the northern Shenandoah Valley region of Virginia, which include the City of Winchester, Frederick County, Warren County and Shenandoah County. Within the market area there are various types of industry including medical and professional services, manufacturing, retail and higher education. Customers include individuals, small and medium-sized businesses, local governmental entities and non-profit organizations.

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

The Bank’s products and services are provided through 10 branch offices, 26 ATMs and its website, www.fbvirginia.com. The Bank operates six of its offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, deposit, trust and investment advisory personnel to be readily available to serve customers throughout the Bank’s market area. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2011.

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

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the six month period ended June 30, 2012 was salaries and employee benefits, comprising 51% of noninterest expenses, followed by occupancy and equipment expense, comprising 14% of expenses and provision and expenses for other real estate owned, comprising 10% of expenses.

Quarterly Performance

For the three months ended June 30, 2012, net income totaled $694 thousand compared to a loss of $945 thousand for the same period in 2011. After the effective dividend on preferred stock, net income available to common shareholders was $467 thousand, or $0.16 per basic and diluted share, compared to net loss available to common shareholders of $1.2 million, or $0.40 per basic and diluted share, for the same period in 2011. The significant increase in earnings was primarily attributable to a $2.9 million decrease in the provision for loan losses when comparing the periods. Net interest income was 6%, or $288 thousand, lower than for the second quarter of 2011. Noninterest income was 2%, or $23 thousand, lower than the second quarter of 2011. Noninterest expense was 2%, or $82 thousand, lower when comparing the two periods. Return on average assets and return on average equity were 0.53% and 7.21%, respectively, for the second quarter of 2012 compared to -0.69% and -7.68% for the same quarter in 2011.

Net interest income totaled $4.8 million for the second quarter of 2012, which was a 6% decrease when comparing the second quarter of 2012 to the same period a year ago. The net interest margin decreased to 3.88% from 4.00%. The net interest margin compression resulted from higher balances of investment securities combined with lower loan balances. A change in the loan mix also had an impact on the margin as commercial real estate loan balances decreased while residential real estate loans, which tend to have lower yields, increased.

The provision for loan losses was $650 thousand, which resulted in a total allowance for loan losses of $14.0 million or 3.64% of total loans at June 30, 2012. This compared to a provision for loan losses of $3.6 million and an allowance for loan losses of $13.8 million, or 3.32% of total loans, at the end of the same quarter in 2011. The lower provision was a result of lower charge-offs and specific reserves on impaired loans when comparing the two periods. Net charge-offs for the second quarter of 2012 declined to $287 thousand from $2.9 million for the same quarter of 2011.

Noninterest income totaled $1.5 million for the second quarter of 2012, which was 2% lower compared to the same quarter of 2011. Higher revenues from fees for other customer services, including loan fees, and from gains on sales of loans were partially offset by decreases in service charges on deposit accounts, ATM and check card fee income, and trust and investment advisory revenue, when comparing the periods.

Noninterest expense was $4.4 million for the second quarter of 2012, a decrease of $82 thousand, or 2%, compared to $4.5 million for the same quarter of 2011. The provision for other real estate owned, which represents write-downs of carrying values on foreclosed properties, totaled $168 thousand for the second quarter compared to $46 thousand for the same period in the prior year. Net gains on sale of other real estate owned totaled $160 thousand for the second quarter of 2012 compared to net losses of $8 thousand for the same period in 2011.

Year-to-Date Performance

For the six months ended June 30, 2012, net income was $1.2 million compared to $58 thousand for the same period in 2011. After the effective dividend on preferred stock, net income available to common shareholders was $718 thousand, or $0.24 per basic and diluted share, compared to net loss available to common shareholders of $388 thousand, or $0.13 per basic and diluted share, for the same period in 2011. The significant difference in earnings was primarily attributable to a $1.2 million decrease in the provision for loan losses and a $1.1 million increase in gains on sale of securities. Return on average assets was 0.44% for the six months ended June 30, 2012 compared to 0.02% for the same period in 2011, and return on average equity was 6.17% for the six months ended June 30, 2012 compared to 0.24% for the same period in 2011.

Net interest income was $143 thousand, or 1%, lower at $9.9 million for the six months ended June 30, 2012 compared to $10.0 million for the same period in 2011. The net interest margin was 7 basis points higher and average interest-earning assets were $19.5 million lower when comparing the two periods. The net interest margin was 4.01% for the six months ended June 30, 2012, compared to 3.94% for the same period in 2011. For the six months ended June 30, 2012, the loan loss provision totaled $2.7 million compared to $3.8 million for the same period in 2011. During 2012, the provision for loan losses resulted from specific reserves on impaired loans and general reserves driven by the loss history component of the allowance for loan losses. Net charge-offs were $1.6 million for the first half of 2012 compared to $6.1 million for the same period in 2011. During 2011, the provision for loan losses resulted from unfavorable economic conditions, declines in collateral values and specific reserves on impaired loans.

Noninterest income increased $1.2 million to $4.0 million for the six months ended June 30, 2012, compared to $2.8 million for the same period in 2011, primarily from gains on sales of securities. Noninterest income, excluding gains on sales of securities, increased 3% to $2.9 million for the six months ended June 30, 2012 from $2.8 million for the same period in 2011. Revenues from fees for other customer services and gains on sales of loans increased while ATM and check card fee income, trust and investment advisory revenue and service charges on deposit accounts decreased slightly when comparing the periods. Noninterest expense was 3% higher for the six months ended June 30, 2012, compared to the same period in 2011. The provision for other real estate owned totaled $569 thousand for the six months ended June 30, 2012 compared to $176 thousand for the same period in 2011. Net gains on sale of other real estate owned totaled $250 thousand for the six months ended June 30, 2012 compared to net losses of $8 thousand for the same period in 2011.

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

	Efficiency Ratio
	(in thousands)
	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Noninterest expense	$4,434	$4,516	$9,338	$9,071
Less: provision for other real estate owned	168	46	569	176
Less: net (gains) losses on sale of other real estate owned	(160)	8	(250)	8

	$4,426	$4,462	$9,019	$8,887

Tax-equivalent net interest income	$4,839	$5,160	$9,979	$10,170
Noninterest income	1,462	1,485	3,976	2,825
Less: securities gains	1	41	1,118	41

	$6,300	$6,604	$12,837	$12,954

Efficiency ratio	70.25%	67.57%	70.26%	68.60%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income (in thousands)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
GAAP measures:
Interest income - loans	$5,265	$5,818	$10,812	$11,651
Interest income - investments and other	615	719	1,276	1,324
Interest expense - deposits	959	1,303	1,945	2,606
Interest expense - other borrowings	66	42	146	133
Interest expense - other	60	109	122	218

Total net interest income	$4,795	$5,083	$9,875	$10,018

Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$7	$15	$15	$26
Tax benefit realized on non-taxable interest income - municipal securities	37	62	89	126

Total tax benefit realized on non-taxable interest income	$44	$77	$104	$152

Total tax-equivalent net interest income	$4,839	$5,160	$9,979	$10,170

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

•

Consumer and other loans carry risk associated with the continued credit-worthiness of the borrower and the value of the collateral, i.e. rapidly depreciating assets such as automobiles, or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy, or other changes in circumstances.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At June 30, 2012, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $62.9 million.

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

For the three months ended June 30, 2012, net income totaled $694 thousand compared to net loss of $945 thousand for the same period in 2011. After the effective dividend on preferred stock, net income available to common shareholders was $467 thousand, or $0.16 per basic and diluted share, compared to net loss to common shareholders of $1.2 million, or $0.40 per basic and diluted share, for the same period in 2011. The significant increase in earnings was primarily attributable to a $2.9 million decrease in the provision for loan losses when comparing the periods. Net interest income was 6%, or $288 thousand, lower than for the second quarter of 2011. Noninterest income was 2%, or $23 thousand, lower than for the second quarter of 2011. Noninterest expense was 2%, or $82 thousand, lower when comparing the two periods. Return on average assets and return on average equity were 0.53% and 7.21%, respectively, for the second quarter of 2012 compared to -0.69% and -7.68% for the same quarter in 2011.

For the six months ended June 30, 2012, net income was $1.2 million compared to $58 thousand for the same period in 2011. After the effective dividend on preferred stock, net income available to common shareholders was $718 thousand, or $0.24 per basic and diluted share, compared to net loss available to common shareholders of $388 thousand, or $0.13 per basic and diluted share, for the same period in 2011. The significant difference in earnings was primarily attributable to a $1.2 million decrease in the provision for loan losses and a $1.1 million increase in gains on sale of securities. Return on average assets was 0.44% for the six months ended June 30, 2012 compared to 0.02% for the same period in 2011, and return on average equity was 6.17% for the six months ended June 30, 2012 compared to 0.24% for the same period in 2011.

Net Interest Income

Net interest income totaled $4.8 million for the second quarter of 2012, which was a 6% decrease when comparing the second quarter of 2012 to the same period a year ago. The net interest margin decreased to 3.88% from 4.00% and average interest-earning assets decreased 3% when comparing the periods. The margin compression resulted from higher balances of investment securities combined with lower loan balances. A change in the loan mix also had an impact on the margin as commercial real estate loan balances decreased while residential real estate loans, which tend to have lower yields, increased.

Net interest income was $143 thousand, or 1%, lower at $9.9 million for the six months ended June 30, 2012 compared to $10.0 million for the same period in 2011. The net interest margin was 7 basis points higher and average interest-earning assets were $19.5 million lower when comparing the two periods. The net interest margin was 4.01% for the six months ended June 30, 2012, compared to 3.94% for the same period in 2011.

Provision for Loan Losses

The provision for loan losses was $650 thousand, which resulted in a total allowance for loan losses of $14.0 million or 3.64% of total loans at June 30, 2012. This compared to a provision for loan losses of $3.6 million and an allowance for loan losses of $13.8 million, or 3.32% of total loans, at the end of the same quarter in 2011. The lower provision was a result of lower charge-offs and specific reserves on impaired loans when comparing the two periods. Net charge-offs for the second quarter 2012 declined to $287 thousand from $2.9 million for the same quarter of 2011.

For the six months ended June 30, 2012, the loan loss provision totaled $2.7 million compared to $3.8 million for the same period in 2011. During 2012, the provision for loan losses resulted from specific reserves on impaired loans and general reserves driven by the loss history component of the allowance for loan losses. Net charge-offs were $1.6 million for the first half of 2012 compared to $6.1 million for the same period in 2011. During 2011, the provision for loan losses resulted from unfavorable economic conditions, declines in collateral values and specific reserves on impaired loans.

Noninterest Income

Noninterest income totaled $1.5 million for the second quarter of 2012, which was 2% lower compared to the same quarter of 2011. Higher revenues from fees for other customer services, including loan fees, and from gains on sales of loans were partially offset by decreases in service charges on deposit accounts, ATM and check card fee income, and trust and investment advisory revenue, when comparing the periods.

Noninterest income increased $1.2 million to $4.0 million for the six months ended June 30, 2012, compared to $2.8 million for the same period in 2011, primarily from gains on sales of securities. Noninterest income, excluding gains on sales of securities, increased 3% to $2.9 million for the six months ended June 30, 2012 from $2.8 million for the same period in 2011. Revenues from fees for other customer services and gains on sales of loans increased while ATM and check card fee income, trust and investment advisory revenue and service charges on deposit accounts decreased slightly when comparing the periods.

Noninterest Expense

Noninterest expense was $4.4 million for the second quarter of 2012, a decrease of $82 thousand, or 2%, compared to $4.5 million for the same quarter of 2011. The provision for other real estate owned, which represents write-downs of carrying values on foreclosed properties, totaled $168 thousand for the second quarter compared to $46 thousand for the same period in the prior year. Net gains on sale of other real estate owned totaled $160 thousand for the second quarter of 2012 compared to net losses of $8 thousand for the same period in 2011.

Noninterest expense was $267 thousand or 3% higher for the six months ended June 30, 2012, compared to the same period in 2011. The provision for other real estate owned totaled $569 thousand for the six months ended June 30, 2012 compared to $176 thousand for the same period in 2011. Net gains on sale of other real estate owned totaled $250 thousand for the six months ended June 30, 2012 compared to net losses of $8 thousand for the same period in 2011.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three month period ended June 30, 2012 and 2011. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 10 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Financial Condition

General

Total assets were $531.2 million at June 30, 2012 compared to $539.1 million at December 31, 2011. The Company’s trust and investment advisory group had assets under management of $227.3 million at June 30, 2012 compared to $217.2 million at December 31, 2011. Assets managed by the trust and investment advisory group are not held on the Company’s balance sheet.

Loans

Gross loan balances decreased $8.3 million or 2% to $384.1 million at June 30, 2012, compared to $392.4 million at December 31, 2011. The $8.3 million decrease was comprised of a $6.9 million or 4% decrease in other real estate loans, a $5.9 million or 5% increase in 1-4 family residential loans, a $4.5 million or 15% decrease in commercial and industrial loans, a $2.3 million or 20% decrease in consumer and other loans, and a $520 thousand or 1% decrease in construction and land development loans.

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

Asset Quality

Management classifies as non-performing assets non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $5.4 million in OREO, net of the valuation allowance, at June 30, 2012 and $6.4 million at December 31, 2011. The valuation allowance for other real estate owned totaled $2.1 million at June 30, 2012 and $2.8 million at December 31, 2011.

Non-performing assets were $16.0 million at June 30, 2012, $18.2 million at December 31, 2011 and $19.3 million at June 30, 2011, representing 3.02%, 3.38% and 3.48% of total assets, respectively. Non-performing assets included $10.6 million in non-accrual loans and $5.4 million in OREO, net of the valuation allowance at June 30, 2012. The levels of non-performing assets in 2012 and 2011 were primarily attributable to weak local economic conditions that negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in hotel and mini-storage operations, commercial and residential rental real estate and residential real estate development. At June 30, 2012, 62% of non-performing assets related to commercial real estate loans, 21% related to construction and land development loans and 17% related to residential real estate loans. Non-performing assets could increase due to other potential problem loans identified by management. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $53.4 million and $45.1 million at June 30, 2012 and December 31, 2011, respectively. The amount of other potential problem loans in future periods will be dependent on economic conditions.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $14.0 million at June 30, 2012 and $12.9 million at December 31, 2011, representing 3.64% and 3.30% of total loans, respectively. The increase in the allowance for loan losses was primarily attributable to higher net charge-off history and more specific reserves on impaired loans.

Impaired loans totaled $21.9 million and $25.9 million at June 30, 2012 and December 31, 2011, respectively. The related allowance for loan losses provided for these loans totaled $3.2 million and $2.4 million at June 30, 2012 and December 31, 2011, respectively. The average recorded investment in impaired loans during the three months ended June 30, 2012 and the year ended December 31, 2011 was $22.1 million and $38.2 million, respectively. Included in the impaired loans total at June 30, 2012 are loans classified as TDRs totaling $7.0 million. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of June 30, 2012, $1.4 million of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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

Securities

Securities at June 30, 2012 were $87.3 million, a decrease of $4.4 million, or 5%, from $91.7 million at December 31, 2011. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of June 30, 2012, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios. Gross unrealized gains in the securities portfolio totaled $2.5 million and $3.2 million at June 30, 2012 and December 31, 2011, respectively. Gross unrealized losses totaled $94 thousand and $16 thousand at June 30, 2012 and December 31, 2011, respectively. Investments in an unrealized loss position were considered temporarily impaired at June 30, 2012 and December 31, 2011.

Deposits

Deposits were $458.7 million at June 30, 2012, a decrease of 2% from $469.2 million at December 31, 2011. Non-interest bearing demand deposits increased $1.2 million or 1% to $82.9 million during the first three months of 2012 from $81.7 million at December 31, 2011. Savings and interest-bearing demand deposits increased $9.8 million or 5% to $208.0 at June 30, 2012 compared to $198.2 million at December 31, 2011. Time deposits, which include brokered deposits, decreased $21.5 million or 11% during the first six months of 2012 to $167.8 million compared to $189.3 million at December 31, 2011.

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

At June 30, 2012, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $124.7 million. At June 30, 2012, 23% or $87.1 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $93.0 million at June 30, 2012, which included $57.0 million available from FHLB, $32.0 million of unsecured federal funds lines of credit with other correspondent banks and $4.0 million available through the Federal Reserve Discount Window. During the first six months of 2012, other borrowing activity included repayment of a fixed rate advance from FHLB totaling $5.0 million.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 15.02% at June 30, 2012 and a ratio of Tier 1 capital to risk-weighted assets of 13.75%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

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

On June 29, 2012, the Company completed the sale of 1,945,815 shares of common stock in its previously announced rights offering and to certain standby investors. The Company’s existing shareholders exercised subscription rights to purchase 1,520,815 shares at a subscription price of $4.00 per share, and the standby investors purchased an additional 425,000 shares at the same price of $4.00 per share. In total, the Company raised net proceeds of $7.6 million.

On July 31, 2012, the Company filed a Registration Statement with the SEC for up to 13,900 shares of fixed-rate cumulative perpetual preferred stock, series A and 695 shares of fixed-rate cumulative perpetual preferred stock, series B. Both series of preferred stock were sold to the U.S. Department of the Treasury in a private placement in March 2009. This registration statement was filed in order to facilitate a public auction of preferred securities by the U.S. Treasury Department.

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

Commitments to extend credit, which amounted to $51.5 million at June 30, 2012, and $48.9 million at December 31, 2011, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At June 30, 2012 and December 31, 2011, the Bank had $7.9 million and $9.8 million in outstanding standby letters of credit, respectively.

The Company had $3.5 million in locked-rate commitments to originate mortgage loans at June 30, 2012 and $4.0 million at December 31, 2011. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Other than noted below, there were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011.

Government measures to regulate the financial industry subject us to increased regulation and could adversely affect us.

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations. On June 7, 2012, the Federal Reserve Board requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. Once adopted, these new capital requirements would be phased in over time. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed. At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

3.1	Bylaws, as restated in electronic format only as of April 11, 2012 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	August 14, 2012
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	August 14, 2012
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

3.1	Bylaws, as restated in electronic format only as of April 11, 2012 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.