Form 10-Q
period 2012-09-30
FIRST NATIONAL CORP /VA/
filed 2012-11-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2012, 4,901,464 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$6,655	$6,314
Interest-bearing deposits in banks	19,564	23,210
Securities available for sale, at fair value	95,839	91,665
Restricted securities, at cost	1,973	2,775
Loans held for sale	—	274
Loans, net of allowance for loan losses, 2012, $14,049, 2011, $12,937	366,703	379,503
Other real estate owned, net of valuation allowance, 2012, $1,847, 2011, $2,792	5,323	6,374
Premises and equipment, net	19,181	19,598
Interest receivable	1,581	1,620
Other assets	4,863	7,731

Total assets	$521,682	$539,064

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$83,916	$81,714
Savings and interest-bearing demand deposits	207,058	198,194
Time deposits	165,984	189,264

Total deposits	$456,958	$469,172
Other borrowings	6,082	19,100
Trust preferred capital notes	9,279	9,279
Other liabilities	4,540	4,417

Total liabilities	$476,859	$501,968

Shareholders’ Equity
Preferred stock, $1,000 liquidation preference; 14,595 shares issued and outstanding	$14,372	$14,263
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2012, 4,901,464 shares, 2011, 2,955,649 shares	6,127	3,695
Surplus	6,813	1,644
Retained earnings	17,683	16,503
Accumulated other comprehensive income (loss), net	(172)	991

Total shareholders’ equity	$44,823	$37,096

Total liabilities and shareholders’ equity	$521,682	$539,064

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Operations

Three months ended September 30, 2012 and 2011

(in thousands, except per share data)

	(unaudited)	(unaudited)
	September 30, 2012	September 30, 2011
Interest and Dividend Income
Interest and fees on loans	$5,189	$5,666
Interest on federal funds sold	3	2
Interest on deposits in banks	11	3
Interest and dividends on securities available for sale:
Taxable interest	494	595
Tax-exempt interest	55	121
Dividends	19	16

Total interest and dividend income	$5,771	$6,403

Interest Expense
Interest on deposits	$928	$1,204
Interest on trust preferred capital notes	60	109
Interest on other borrowings	47	42

Total interest expense	$1,035	$1,355

Net interest income	$4,736	$5,048
Provision for loan losses	805	5,575

Net interest income (loss) after provision for loan losses	$3,931	$(527)

Noninterest Income
Service charges on deposit accounts	$544	$590
ATM and check card fees	369	391
Trust and investment advisory fees	365	350
Fees for other customer services	78	84
Gains on sale of loans	51	25
Gains on sale of securities available for sale, net	167	—
Gains on sale of premises and equipment	2	—
Other operating income	33	33

Total noninterest income	$1,609	$1,473

Noninterest Expense
Salaries and employee benefits	$2,398	$2,299
Occupancy	333	347
Equipment	294	325
Marketing	120	109
Stationery and supplies	67	88
Legal and professional fees	293	276
ATM and check card fees	161	162
FDIC assessment	176	181
Bank franchise tax	62	103
Provision for other real estate owned	26	927
Other real estate owned expense	99	133
Net gains on sale of other real estate owned	(47)	(36)
Telecommunications expense	62	63
Data processing	102	79
Other operating expense	511	332

Total noninterest expense	$4,657	$5,388

FIRST NATIONAL CORPORATION

Consolidated Statements of Operations

(Continued)

Three months ended September 30, 2012 and 2011

(in thousands, except per share data)

	(unaudited)	(unaudited)
	September 30, 2012	September 30, 2011
Income (loss) before income taxes	$883	$(4,442)
Income tax provision (benefit)	195	(1,556)

Net income (loss)	$688	$(2,886)

Effective dividend on preferred stock	226	224

Net income (loss) available to common shareholders	$462	$(3,110)

Earnings (loss) per common share, basic and diluted	$0.09	$(1.05)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Operations

Nine months ended September 30, 2012 and 2011

(in thousands, except per share data)

	(unaudited)	(unaudited)
	September 30, 2012	September 30, 2011
Interest and Dividend Income
Interest and fees on loans	$16,001	$17,317
Interest on federal funds sold	12	13
Interest on deposits in banks	19	15
Interest and dividends on securities available for sale:
Taxable interest	1,542	1,618
Tax-exempt interest	228	365
Dividends	57	50

Total interest and dividend income	$17,859	$19,378

Interest Expense
Interest on deposits	$2,874	$3,810
Interest on trust preferred capital notes	182	327
Interest on other borrowings	192	175

Total interest expense	$3,248	$4,312

Net interest income	$14,611	$15,066
Provision for loan losses	3,455	9,395

Net interest income after provision for loan losses	$11,156	$5,671

Noninterest Income
Service charges on deposit accounts	$1,569	$1,626
ATM and check card fees	1,129	1,172
Trust and investment advisory fees	1,079	1,076
Fees for other customer services	283	231
Gains on sale of loans	143	94
Gains on sale of securities available for sale, net	1,285	41
Gains on sale of premises and equipment	2	—
Other operating income	95	58

Total noninterest income	$5,585	$4,298

Noninterest Expense
Salaries and employee benefits	$7,155	$6,867
Occupancy	996	1,019
Equipment	907	973
Marketing	293	314
Stationery and supplies	234	254
Legal and professional fees	741	746
ATM and check card fees	480	492
FDIC assessment	533	588
Bank franchise tax	199	312
Provision for other real estate owned	595	1,103
Other real estate owned expense	450	325
Net gains on sale of other real estate owned	(297)	(28)
Telecommunications expense	184	239
Data processing	270	220
Other operating expense	1,255	1,035

Total noninterest expense	$13,995	$14,459

FIRST NATIONAL CORPORATION

Consolidated Statements of Operations

(Continued)

Nine months ended September 30, 2012 and 2011

(in thousands, except per share data)

	(unaudited)	(unaudited)
	September 30, 2012	September 30, 2011
Income (loss) before income taxes	$2,746	$(4,490)
Income tax provision (benefit)	889	(1,662)

Net income (loss)	$1,857	$(2,828)

Effective dividend on preferred stock	677	670

Net income (loss) available to common shareholders	$1,180	$(3,498)

Earnings (loss) per common share, basic and diluted	$0.33	$(1.18)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

Three months ended September 30, 2012 and 2011

(in thousands, except per share data)

	(unaudited)	(unaudited)
	September 30, 2012	September 30, 2011
Net income (loss)	$688	$(2,886)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of tax	(205)	515
Reclassification adjustment, net of tax	(167)	—

Other comprehensive income (loss), net of tax	(372)	515

Total comprehensive income (loss)	$316	$(2,371)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Nine months ended September 30, 2012 and 2011

(in thousands, except per share data)

	(unaudited)	(unaudited)
	September 30, 2012	September 30, 2011
Net income (loss)	$1,857	$(2,828)
Other comprehensive income (loss):
Unrealized gain on available for sale securities, net of tax	122	1,481
Reclassification adjustment, net of tax	(1,285)	(27)

Other comprehensive income (loss)	(1,163)	1,454

Total comprehensive income (loss)	$694	$(1,374)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Nine months ended September 30, 2012 and 2011

(in thousands)

	(unaudited)	(unaudited)
	September 30, 2012	September 30, 2011
Cash Flows from Operating Activities
Net income (loss)	$1,857	$(2,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	836	896
Origination of loans held for sale	(5,279)	(6,277)
Proceeds from sale of loans held for sale	5,696	6,642
Gains on sale of loans held for sale	(143)	(94)
Provision for loan losses	3,455	9,395
Provision for other real estate owned	595	1,103
Gains on sale of securities available for sale, net	(1,285)	(41)
Net gains on sale of other real estate owned	(297)	(28)
Accretion of discounts and amortization of premiums on securities, net	586	339
Changes in assets and liabilities:
Decrease in interest receivable	39	7
(Increase) decrease in other assets	2,868	(1,233)
Increase (decrease) in other liabilities	152	(231)

Net cash provided by operating activities	$9,080	$7,650

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$26,158	$2,557
Proceeds from maturities, calls, and principal payments of securities available for sale	19,274	11,075
Purchase of securities available for sale	(50,100)	(36,768)
Proceeds from redemption of restricted securities	832	264
Purchase of restricted securities	(30)	—
Decrease in federal funds sold	—	7,500
Purchase of premises and equipment	(419)	(251)
Proceeds from sale of other real estate owned	5,041	784
Net decrease in loans	5,058	15,520

Net cash provided by investing activities	$5,814	$681

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$11,066	$14,575
Net decrease in time deposits	(23,280)	(20,053)
Proceeds from other borrowings	—	33,001
Principal payments on other borrowings	(13,018)	(28,017)
Net proceeds from issuance of common stock	7,601	—
Cash dividends paid on common stock	—	(541)
Cash dividends paid on preferred stock	(568)	(568)

Net cash used in financing activities	$(18,199)	$(1,603)

Increase (decrease) in cash and cash equivalents	$(3,305)	$6,728

Cash and Cash Equivalents
Beginning	$29,524	$15,997

Ending	$26,219	$22,725

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Nine months ended September 30, 2012 and 2011

(in thousands)

	(unaudited)	(unaudited)
	September 30, 2012	September 30, 2011
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,299	$4,422

Income taxes	$940	$—

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale	$(1,193)	$2,202

Transfer from loans to other real estate owned	$4,287	$3,373

Loan originated from sale of other real estate owned	$—	$640

Issuance of common stock, dividend reinvestment plan	$—	$71

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2012 and 2011

(in thousands, except share and per share data)

(unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2010	$14,127	$3,686	$1,582	$28,969	$134	$48,498
Net loss	—	—	—	(2,828)	—	(2,828)
Other comprehensive income	—	—	—	—	1,454	1,454
Cash dividends on common stock ($0.20 per share)	—	—	—	(612)	—	(612)
Issuance of 6,748 shares common stock, dividend reinvestment plan	—	9	62	—	—	71
Cash dividends on preferred stock	—	—	—	(568)	—	(568)
Accretion on preferred stock discount	102	—	—	(102)	—	—

Balance, September 30, 2011	$14,229	$3,695	$1,644	$24,859	$1,588	$46,015

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	$14,263	$3,695	$1,644	$16,503	$991	$37,096
Net income	—	—	—	1,857	—	1,857
Other comprehensive loss	—	—	—	—	(1,163)	(1,163)
Issuance of common stock, net of offering costs	—	2,432	5,169	—	—	7,601
Cash dividends on preferred stock	—	—	—	(568)	—	(568)
Accretion on preferred stock discount	109	—	—	(109)	—	—

Balance, September 30, 2012	$14,372	$6,127	$6,813	$17,683	$(172)	$44,823

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2012 and December 31, 2011, the results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011 and the cash flows and changes in shareholders’ equity for the nine months ended September 30, 2012 and 2011. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. Amortized costs and fair values of securities available for sale at September 30, 2012 and December 31, 2011 were as follows:

	(in thousands) September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$78,251	$1,559	$(230)	$79,580
Obligations of states and political subdivisions	15,585	753	(83)	16,255
Corporate equity securities	1	3	—	4

	$93,837	$2,315	$(313)	$95,839

	(in thousands)
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$76,549	$2,343	$(16)	$78,876
Obligations of states and political subdivisions	11,895	781	—	12,676
Corporate equity securities	26	87	—	113

	$88,470	$3,211	$(16)	$91,665

Notes to Consolidated Financial Statements

(unaudited)

At September 30, 2012 and December 31, 2011, investments in an unrealized loss position that were temporarily impaired were as follows:

	(in thousands)
	September 30, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$23,118	$(230)	$—	$—	$23,118	$(230)
Obligations of states and political subdivisions	4,817	(83)	—	—	4,817	(83)

	$27,935	$(313)	$—	$—	$27,935	$(313)

	(in thousands)
	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage- backed securities	$3,955	$(16)	$—	$—	$3,955	$(16)

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

At September 30, 2012, there were thirteen U.S. agency and mortgage-backed securities and ten obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.8 years at September 30, 2012.

The Company’s investment in Federal Home Loan Bank (FHLB) stock totaled $1.1 million at September 30, 2012. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is a minimal market for the stock. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2012, and no impairment has been recognized. FHLB stock is shown in restricted securities on the balance sheet and is not part of the available for sale securities portfolio.

The composition of restricted securities at September 30, 2012 and December 31, 2011 was as follows:

	(in thousands)
	September 30, 2012	December 31, 2011
Federal Home Loan Bank stock	$1,078	$1,910
Federal Reserve Bank stock	845	815
Community Bankers’ Bank stock	50	50

	$1,973	$2,775

Notes to Consolidated Financial Statements

(unaudited)

Note 3. Loans

Loans at September 30, 2012 and December 31, 2011 are summarized as follows:

	(in thousands)
	September 30, 2012	December 31, 2011
Real estate loans:
Construction and land development	$44,725	$48,363
Secured by 1-4 family residential	128,354	122,339
Other real estate loans	175,122	181,141
Commercial and industrial loans	24,216	29,446
Consumer and other loans	8,335	11,151

Total loans	$380,752	$392,440
Allowance for loan losses	14,049	12,937

Loans, net	$366,703	$379,503

Consumer loans included $109 thousand and $325 thousand of demand deposit overdrafts at September 30, 2012 and December 31, 2011, respectively.

The Company considers the following risk characteristics of each loan portfolio class:

•	1-4 family residential mortgage loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

•

Real estate construction and land development loans carry risks that the project may not be finished according to schedule, the project may not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

•

Other real estate loans and commercial and industrial loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much reliability.

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

Notes to Consolidated Financial Statements

(unaudited)

The following table provides a summary of loan classes and an aging of past due loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	(in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$325	$528	$2,472	$3,325	$41,400	$44,725	$621	$1,851
1-4 family residential	1,272	207	693	2,172	126,182	128,354	1,389	300
Other real estate loans	2,881	1,637	186	4,704	170,418	175,122	6,961	—
Commercial and industrial	432	220	25	677	23,539	24,216	15	25
Consumer and other loans	56	—	25	81	8,254	8,335	12	—

Total	$4,966	$2,592	$3,401	$10,959	$369,793	$380,752	$8,998	$2,176

	December 31, 2011
	(in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$2,267	$1,029	$235	$3,531	$44,832	$48,363	$235	$—
1-4 family residential	4,179	471	688	5,338	117,001	122,339	3,043	98
Other real estate loans	3,863	562	722	5,147	175,994	181,141	8,367	361
Commercial and industrial	950	93	5	1,048	28,398	29,446	163	—
Consumer and other loans	94	19	14	127	11,024	11,151	33	—

Total	$11,353	$2,174	$1,664	$15,191	$377,249	$392,440	$11,841	$459

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

Special Mention – Loans classified as special mention have a potential weakness that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the Bank’s credit position at some future date.

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

The following tables provide an analysis of the credit risk profile of each loan class as of September 30, 2012 and December 31, 2011:

	September 30, 2012 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$23,062	$4,206	$17,457	$—	$44,725
Secured by 1-4 family residential	114,120	4,518	9,716	—	128,354
Other real estate loans	138,949	12,085	24,088	—	175,122
Commercial and industrial	19,766	836	3,614	—	24,216
Consumer and other loans	8,261	74	—	—	8,335

Total	$304,158	$21,719	$54,875	$—	$380,752

	December 31, 2011 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$23,172	$7,504	$17,452	$235	$48,363
Secured by 1-4 family residential	108,240	5,645	8,266	188	122,339
Other real estate loans	138,255	17,123	22,348	3,415	181,141
Commercial and industrial	23,451	949	4,976	70	29,446
Consumer and other loans	11,058	79	—	14	11,151

Total	$304,176	$31,300	$53,042	$3,922	$392,440

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the nine months ended September 30, 2012 and 2011 and for the year ended December 31, 2011 were as follows:

	(in thousands)
	September 30, 2012	December 31, 2011	September 30, 2011
Balance at beginning of year	$12,937	$16,036	$16,036
Provision charged to operating expense	3,455	12,380	9,395
Loan recoveries	240	310	208
Loan charge-offs	(2,583)	(15,789)	(7,137)

Balance at end of period	$14,049	$12,937	$18,502

Notes to Consolidated Financial Statements

(unaudited)

The following tables present, as of September 30, 2012 and December 31, 2011, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology.

	September 30, 2012
	(in thousands)
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2011	$2,843	$3,766	$5,192	$963	$173	$12,937
Charge-offs	(369)	(761)	(1,042)	(261)	(150)	(2,583)
Recoveries	1	2	58	24	155	240
Provision for loan losses	1,059	992	1,531	(75)	(52)	3,455

Ending Balance, September 30, 2012	$3,534	$3,999	$5,739	$651	$126	$14,049

Ending Balance:
Individually evaluated for impairment	1,728	709	762	40	—	3,239
Collectively evaluated for impairment	1,806	3,290	4,977	611	126	10,810

Loans:
Ending Balance	44,725	128,354	175,122	24,216	8,335	380,752

Individually evaluated for impairment	6,353	4,758	8,597	164	—	19,872
Collectively evaluated for impairment	38,372	123,596	166,525	24,052	8,335	360,880

	December 31, 2011
	(in thousands)
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2010	$4,050	$1,681	$9,187	$858	$260	$16,036
Charge-offs	(2,983)	(4,639)	(7,551)	(348)	(268)	(15,789)
Recoveries	50	6	—	3	251	310
Provision for loan losses	1,726	6,718	3,556	450	(70)	12,380

Ending Balance, December 31, 2011	$2,843	$3,766	$5,192	$963	$173	$12,937

Ending Balance:
Individually evaluated for impairment	930	848	351	309	—	2,438
Collectively evaluated for impairment	1,913	2,918	4,841	654	173	10,499

Loans:
Ending Balance	48,363	122,339	181,141	29,446	11,151	392,440

Individually evaluated for impairment	7,640	6,860	10,940	480	—	25,920
Collectively evaluated for impairment	40,723	115,479	170,201	28,966	11,151	366,520

Notes to Consolidated Financial Statements

(unaudited)

Impaired loans and the related allowance at September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012
	(in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$6,683	$596	$5,758	$6,353	$1,728	$5,516	$238
Secured by 1-4 family	5,801	1,955	2,803	4,758	709	5,244	143
Other real estate loans	12,673	5,569	3,027	8,597	762	10,155	88
Commercial and industrial	165	—	164	164	40	386	6
Consumer and other loans	—	—	—	—	—	—	—

Total	$25,322	$8,120	$11,752	$19,872	$3,239	$21,302	$475

	December 31, 2011
	(in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$8,106	$3,531	$4,109	$7,640	$930	$7,077	$367
Secured by 1-4 family	8,566	3,495	3,365	6,860	848	6,519	301
Other real estate loans	15,165	8,135	2,805	10,940	351	23,918	396
Commercial and industrial	480	—	480	480	309	660	27
Consumer and other loans	—	—	—	—	—	—	—

Total	$32,317	$15,161	$10,758	$25,920	$2,438	$38,174	$1,091

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table. The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on non-accrual loans.

Notes to Consolidated Financial Statements

(unaudited)

As of September 30, 2012, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $5.4 million. At September 30, 2012, $1.6 million of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $11.4 million in TDRs at December 31, 2011. The following tables provide further information regarding loans modified under TDRs during the three and nine month periods ended September 30, 2012 and 2011:

	For the three months ended September 30, 2012			For the three months ended September 30, 2011
	(dollars in thousands)			(dollars in thousands)
	Number of Contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of Contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Real estate loans:
Construction	—	$—	$—	1	$701	$357
Secured by 1-4 family	1	183	183	—	—	—
Other real estate loans	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—

Total	1	$183	$183	1	$701	$357

	For the nine months ended September 30, 2012			For the nine months ended September 30, 2011
	(dollars in thousands)			(dollars in thousands)
	Number of Contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of Contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Real estate loans:
Construction	—	$—	$—	1	$701	$357
Secured by 1-4 family	1	183	183	2	575	575
Other real estate loans	1	2,426	2,426	12	11,724	11,750
Commercial and industrial	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—

Total	2	$2,609	$2,609	15	$13,000	$12,682

For the three and nine months ended September 30, 2012 and 2011, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due during the twelve month period subsequent to the modification.

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Other Real Estate Owned

At September 30, 2012 and December 31, 2011, OREO totaled $5.3 million and $6.4 million, respectively. OREO is primarily comprised of residential lots, raw land, non-residential properties and residential properties associated with commercial relationships, and are located primarily in the Commonwealth of Virginia. Changes in the balance for OREO are as follows:

	(in thousands)
	For the nine months ended	For the year ended
	September 30,	December 31,
	2012	2011
Balance at the beginning of year, gross	$9,166	$7,302
Transfers from loans	4,287	8,117
Charge-offs	(1,539)	(2,022)
Sales proceeds	(5,041)	(3,321)
Gain (loss) on disposition	297	(910)

Balance at the end of period, gross	7,170	9,166
Less: allowance for losses	(1,847)	(2,792)

Balance at the end of period, net	$5,323	$6,374

Changes in the allowance for OREO losses are as follows:

	(in thousands)
	For the nine months ended		For the year ended
	September 30,	September 30,	December 31,
	2012	2011	2011
Balance at beginning of year	$2,792	$3,341	$3,341
Provision for losses	595	1,103	1,558
Charge-offs, net	(1,539)	(445)	(2,107)

Balance at end of period	$1,847	$3,999	$2,792

Net expenses applicable to OREO, other than the provision for losses, were $450 thousand and $325 thousand for the nine months ended September 30, 2012 and 2011, respectively.

Note 6. Other Borrowings

The Bank had unused lines of credit totaling $98.8 million available with non-affiliated banks at September 30, 2012. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets.

At September 30, 2012, the Bank had borrowings from the FHLB system totaling $6.0 million which mature through December 28, 2018. The interest rate on these notes payable ranged from 1.78% to 2.04% and the weighted average rate was 1.91%. The Bank also had a letter of credit from the FHLB totaling $30.0 million at September 30, 2012. The Bank had collateral pledged on these borrowings and letter of credit, including real estate loans totaling $101.6 million and FHLB stock with a book value of $1.1 million.

At September 30, 2012, the Bank had an $82 thousand note payable, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Capital Requirements

A comparison of the capital of the Company and the Bank at September 30, 2012 and December 31, 2011 with the minimum regulatory guidelines were as follows:

					Minimum
			(dollars in thousands)		To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012:
Total Capital (to Risk Weighted Assets):
Consolidated	$59,050	15.39%	$30,705	8.00%	N/A	N/A
First Bank	$51,926	13.55%	$30,653	8.00%	$38,316	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$54,138	14.11%	$15,352	4.00%	N/A	N/A
First Bank	$47,022	12.27%	$15,327	4.00%	$22,990	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$54,138	10.28%	$21,071	4.00%	N/A	N/A
First Bank	$47,022	8.93%	$21,060	4.00%	$26,325	5.00%
December 31, 2011:
Total Capital (to Risk Weighted Assets):
Consolidated	$50,359	12.51%	$32,192	8.00%	N/A	N/A
First Bank	$49,761	12.38%	$32,154	8.00%	$40,193	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$45,231	11.24%	$16,096	4.00%	N/A	N/A
First Bank	$44,639	11.11%	$16,077	4.00%	$24,116	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$45,231	8.45%	$21,408	4.00%	N/A	N/A
First Bank	$44,639	8.30%	$21,517	4.00%	$26,896	5.00%

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

Note 8. Trust Preferred Capital Notes

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2012 was 2.99%. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

Notes to Consolidated Financial Statements

(unaudited)

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2012 was 2.06%. The securities have a mandatory redemption date of October 1, 2036, and are subject to varying call provisions beginning October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2012, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three and nine months ended September 30, 2012 and 2011 were as follows:

	(in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Service cost	$107	$90	$320	$270
Interest cost	67	77	202	231
Expected return on plan assets	(69)	(85)	(206)	(255)
Amortization of prior service cost	1	1	2	3
Amortization of net loss	21	9	64	27

Net periodic benefit cost	$127	$92	$382	$276

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

Notes to Consolidated Financial Statements

(unaudited)

Note 10. Earnings per Common Share

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. The average number of common shares outstanding used to calculate basic and diluted earnings per common share were 4,901,464 and 2,955,649 for the three months ended September 30, 2012 and 2011, respectively, and 3,623,191 and 2,952,568 for the nine months ended September 30, 2012 and 2011, respectively.

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

The following describes the valuation techniques used by the Company to measure certain assets and liabilities recorded at fair value on a recurring basis in the financial statements:

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

The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

		Fair Value Measurements at September 30, 2012 (in thousands)
Description	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$79,580	$—	$79,580	$—
Obligations of states and political subdivisions	16,255	—	16,255	—
Corporate equity securities	4	4	—	—

	$95,839	$4	$95,835	$—

		Fair Value Measurements at December 31, 2011 (in thousands)
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$78,876	$—	$78,876	$—
Obligations of states and political subdivisions	12,676	—	12,676	—
Corporate equity securities	113	113	—	—

	$91,665	$113	$91,552	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale being held at September 30, 2012 or 2011.

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods:

		Carrying Value at September 30, 2012 (in thousands)
Description	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans, net	$8,513	$—	$—	$8,513
Other real estate owned, net	5,323	—	—	5,323

		Carrying Value at December 31, 2011 (in thousands)
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans, net	$8,320	$—	$7,213	$1,107
Other real estate owned, net	6,374	—	6,374	—

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2012:

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2012
	(dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Input	Range
Assets
Impaired loans	$8,513	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability	0%-30%
			and age of appraisal
Other real estate owned	5,323	Discounted appraised value	Selling cost	7%
			Discount for lack of marketability	0%-30%
			and age of appraisal

Notes to Consolidated Financial Statements

(unaudited)

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the nine months ended September 30, 2012, were as follows:

	Carrying Value at September 30, 2012 (in thousands)
	Impaired Loans	Other Real Estate Owned
Balance, December 31, 2011	$1,107	$—
Increase in carrying value	139	—
Decrease in carrying value	(126)	—
Additions	6,250	—
Transfers to OREO	(209)	2,428
Transfers out of Level 3	(171)	—
Transfers into Level 3	1,523	2,895

Balance, September 30, 2012	$8,513	$5,323

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

Notes to Consolidated Financial Statements

(unaudited)

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2012 and December 31, 2011, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011 are as follows:

	(in thousands)
	Fair Value Measurements at September 30, 2012 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance
Financial Assets
Cash and short-term investments	$26,219	$26,219	$—	$—	$26,219
Securities	95,839	4	95,835	—	95,839
Loans, net	366,703	—	361,931	8,513	370,444
Accrued interest receivable	1,581	—	1,581	—	1,581

Financial Liabilities
Deposits	$456,958	$—	$459,260	$—	$459,260
Other borrowings	6,082	—	6,263	—	6,263
Trust preferred capital notes	9,279	—	8,893	—	8,893
Accrued interest payable	315	—	315	—	315

	(in thousands)
	December 31, 2011
	Carrying Amount	Fair Value
Financial Assets
Cash and short-term investments	$29,524	$29,524
Securities	91,665	91,665
Loans, net	379,503	383,557
Loans held for sale	274	274
Accrued interest receivable	1,620	1,620

Financial Liabilities
Deposits	$469,172	$471,771
Other borrowings	19,100	19,137
Trust preferred capital notes	9,279	8,576
Accrued interest payable	366	366

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

Note 12. Capital Purchase Program

On March 13, 2009, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the Purchase Agreement) with the Treasury Department, pursuant to which the Company sold (i) 13,900 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.25 per share and liquidation preference $1,000 per share (the Preferred Stock) and (ii) a warrant (the Warrant) to purchase 695 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the Warrant Preferred Stock), at an exercise price of $1.25 per share, for an aggregate purchase price of $13.9 million in cash. The Treasury immediately exercised the Warrant and, after net settlement, received 695 shares of the Company’s Warrant Preferred Stock, which has a liquidation preference amount of $1,000 per share. Closing of the sale occurred on March 13, 2009 and increased Tier 1 and total capital by $13.9 million. The Preferred Stock pays cumulative dividends at a rate of 5% per annum until March 13, 2014 and thereafter at a rate of 9% per annum. The Warrant Preferred Stock pays cumulative dividends at a rate of 9% per annum from the date of issuance. The discount on the Preferred Stock is amortized over a five year period using the constant effective yield method.

On August 29, 2012, the Treasury sold its preferred stock in the Company to private investors. The Treasury sold all 13,900 shares of Preferred Stock at a price of $882.50 per share and all 695 shares of Warrant Preferred Stock at a price of $912.50 per share. Each series of preferred stock was sold pursuant to an effective shelf registration statement previously filed by the Company with the Securities and Exchange Commission. Terms of the preferred stock did not change as result of the sale to new investors, including dividends which are payable on the full face value.

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

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at September 30, 2012 and results of operations of the Company for the three and nine month periods ended September 30, 2012 and 2011 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2011. The results of operations for the three and nine month periods ended September 30, 2012 may not be indicative of the results to be achieved for the year.

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

The Bank’s products and services are provided through 10 branch offices, 27 ATMs and its website, www.fbvirginia.com. The Bank operates six of its offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, deposit, trust and investment advisory personnel to be readily available to serve customers throughout the Bank’s market area. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2011.

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

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the nine month period ended September 30, 2012 was salaries and employee benefits, comprising 51% of noninterest expenses, followed by occupancy and equipment expense, comprising 14% of expenses.

Quarterly Performance

For the three months ended September 30, 2012, net income totaled $688 thousand compared to a loss of $2.9 million for the same period in 2011. After the effective dividend on preferred stock, net income available to common shareholders was $462 thousand, or $0.09 per basic and diluted share, compared to net loss available to common shareholders of $3.1 million, or $1.05 per basic and diluted share, for the same period in 2011. The earnings improvement was primarily attributable to an improvement in asset quality, which resulted in a decrease in the provision for loan losses to $805 thousand in the third quarter of 2012 compared to $5.6 million for the same period of 2011. In addition, the provision for other real estate owned decreased $901 thousand to $26 thousand for the third quarter of 2012 compared to $927 thousand for the same period of 2011. Net interest income was 6%, or $312 thousand, lower than for the third quarter of 2011. Noninterest income was 9%, or $136 thousand, higher than the third quarter of 2011, primarily from gains on sales of securities. Noninterest expense was 14%, or $731 thousand, lower when comparing the two periods, primarily from the reduced provision for other real estate owned. Return on average assets and return on average equity were 0.52% and 6.11%, respectively, for the third quarter of 2012 compared to -2.11% and -23.78% for the same quarter in 2011.

Year-to-Date Performance

For the nine months ended September 30, 2012, net income was $1.9 million compared to net loss of $2.8 million for the same period in 2011. After the effective dividend on preferred stock, net income available to common shareholders was $1.2 million, or $0.33 per basic and diluted share, compared to net loss available to common shareholders of $3.5 million, or $1.18 per basic and diluted share, for the same period in 2011. The earnings improvement was primarily attributable to a $5.9 million decrease in the provision for loan losses and a $1.2 million increase in gains on sales of securities. Net interest income was $455 thousand, or 3%, lower when comparing the two periods. Noninterest income increased $1.3 million to $5.6 million for the nine months ended September 30, 2012, compared to $4.3 million for the same period in 2011, primarily from gains on sales of securities. Noninterest expense decreased 3% to $14.0 million compared to the same period in 2011, primarily from reduced provision for other real estate owned. Return on average assets was 0.47% for the nine months ended September 30, 2012 compared to -0.69% for the same period in 2011, and return on average equity was 6.18% for the nine months ended September 30, 2012 compared to -7.75% for the same period in 2011.

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

	Efficiency Ratio
	(in thousands)
	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Noninterest expense	$4,657	$5,388	$13,995	$14,459
Less: provision for other real estate owned	26	927	595	1,103
Less: net (gains) losses on sale of other real estate owned	(47)	(36)	(297)	(28)

	$4,678	$4,497	$13,697	$13,384

Tax-equivalent net interest income	$4,772	$5,124	$14,750	$15,294
Noninterest income	1,609	1,473	5,585	4,298
Less: securities gains	167	—	1,285	41
Less: premises and equipment gains	2	—	2	—

	$6,212	$6,597	$19,048	$19,551

Efficiency ratio	75.31%	68.17%	71.91%	68.46%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income (in thousands)
	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
GAAP measures:
Interest income – loans	$5,189	$5,666	$16,001	$17,317
Interest income - investments and other	582	737	1,858	2,061
Interest expense – deposits	928	1,204	2,874	3,810
Interest expense - other borrowings	47	42	192	175
Interest expense - other	60	109	182	327

Total net interest income	$4,736	$5,048	$14,611	$15,066

Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$7	$14	$22	$40
Tax benefit realized on non-taxable interest income - municipal securities	29	62	117	188

Total tax benefit realized on non-taxable interest income	$36	$76	$139	$228

Total tax-equivalent net interest income	$4,772	$5,124	$14,750	$15,294

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At September 30, 2012, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $63.6 million.

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

For the three months ended September 30, 2012, net income totaled $688 thousand compared to a loss of $2.9 million for the same period in 2011. After the effective dividend on preferred stock, net income available to common shareholders was $462 thousand, or $0.09 per basic and diluted share, compared to net loss available to common shareholders of $3.1 million, or $1.05 per basic and diluted share, for the same period in 2011. The earnings improvement was primarily attributable to an improvement in asset quality, which resulted in a decrease in the provision for loan losses to $805 thousand in the third quarter of 2012 compared to $5.6 million for the same period of 2011. In addition, the provision for other real estate owned decreased $901 thousand to $26 thousand for the third quarter of 2012 compared to $927 thousand for the same period of 2011. Net interest income was 6%, or $312 thousand, lower than for the third quarter of 2011. Noninterest income was 9%, or $136 thousand, higher than the third quarter of 2011, primarily from gains on sales of securities. Noninterest expense was 14%, or $731 thousand, lower when comparing the two periods, primarily from the reduced provision for other real estate owned. Return on average assets and return on average equity were 0.52% and 6.11%, respectively, for the third quarter of 2012 compared to -2.11% and -23.78% for the same quarter in 2011.

For the nine months ended September 30, 2012, net income was $1.9 million compared to net loss of $2.8 million for the same period in 2011. After the effective dividend on preferred stock, net income available to common shareholders was $1.2 million, or $0.33 per basic and diluted share, compared to net loss available to common shareholders of $3.5 million, or $1.18 per basic and diluted share, for the same period in 2011. The earnings improvement was primarily attributable to a $5.9 million decrease in the provision for loan losses and a $1.2 million increase in gains on sales of securities. Return on average assets was 0.47% for the nine months ended September 30, 2012 compared to -0.69% for the same period in 2011, and return on average equity was 6.18% for the nine months ended September 30, 2012 compared to -7.75% for the same period in 2011.

Net Interest Income

Net interest income totaled $4.7 million for the third quarter of 2012, which was a 6% decrease when comparing the third quarter of 2012 to the same period a year ago. The net interest margin decreased to 3.78% from 3.98% and average earning assets decreased $8.7 million when comparing the periods. The lower net interest margin was primarily the result of a change in the earning asset mix from higher to lower yielding assets. As a percentage of average earning assets, loans decreased from 81% to 76% while securities, federal funds sold and interest-bearing deposits with banks increased from 19% to 24%.

Net interest income was $455 thousand, or 3%, lower at $14.6 million for the nine months ended September 30, 2012 compared to $15.1 million for the same period in 2011. The net interest margin was 3 basis points lower and average interest-earning assets were $15.7 million lower when comparing the two periods. The net interest margin was 3.93% for the nine months ended September 30, 2012, compared to 3.96% for the same period in 2011.

Provision for Loan Losses

The provision for loan losses was $805 thousand, which resulted in a total allowance for loan losses of $14.0 million or 3.69% of total loans at September 30, 2012. This compared to a provision for loan losses of $5.6 million and an allowance for loan losses of $18.5 million, or 4.52% of total loans, at the end of the same quarter in 2011. The lower provision was a result of a decline in specific reserves on impaired loans when comparing the two periods. Nonperforming assets decreased 49% to $14.3 million at September 30, 2012 compared to $28.3 million at September 30, 2011. The reduction was primarily attributable to non-accrual loans decreasing from $22.7 million at the end of the third quarter of 2011 to $9.0 million at the end of the third quarter of 2012. Other real estate owned decreased by $253 thousand to $5.3 million. Net charge-offs for the third quarter of 2012 declined to $755 thousand from $851 thousand for the same quarter of 2011.

For the nine months ended September 30, 2012, the loan loss provision totaled $3.5 million compared to $9.4 million for the same period in 2011. During 2012, the provision for loan losses resulted from specific reserves on impaired loans and general reserves driven by the loss history component of the allowance for loan losses. Net charge-offs were $2.3 million for the first nine months of 2012 compared to $6.9 million for the same period in 2011. During 2011, the provision for loan losses resulted from unfavorable economic conditions, declines in collateral values and specific reserves on impaired loans.

Noninterest Income

Noninterest income totaled $1.6 million for the third quarter of 2012, which was 9% higher compared to the same quarter of 2011. This increase was primarily a result of gains on sales of securities. Lower revenues from service charges on deposit accounts and ATM and check card fees were partially offset by higher revenues from gains on sales of loans and trust and investment advisory fees when comparing the periods.

Noninterest income increased $1.3 million to $5.6 million for the nine months ended September 30, 2012, compared to $4.3 million for the same period in 2011, primarily from gains on sales of securities. Noninterest income, excluding gains on sales of securities, increased was relatively consistent at $4.3 million when comparing the two periods. Revenues from fees for other customer services and gains on sales of loans increased while ATM and check card income and service charges on deposit accounts decreased slightly when comparing the periods.

Noninterest Expense

Noninterest expense was $4.7 million for the third quarter of 2012, a decrease of $731 thousand, or 14%, compared to $5.4 million for the same quarter of 2011, primarily from reduced provision for other real estate owned. The provision for other real estate owned, which represents write-downs of carrying values on foreclosed properties, totaled $26 thousand for the third quarter compared to $927 thousand for the same period in the prior year.

Noninterest expense decreased 3% to $14.0 million compared to the same period in 2011, primarily from reduced provision for other real estate owned. Net gains on sale of other real estate owned totaled $297 thousand for the nine months ended September 30, 2012, compared to $28 thousand for the same period in 2011. The provision for other real estate owned totaled $595 thousand for the nine months ended September 30, 2012, compared to $1.1 million for the same period in 2011.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three month period ended September 30, 2012 and 2011. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 10 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Financial Condition

General

Total assets were $521.7 million at September 30, 2012 compared to $539.1 million at December 31, 2011. The Company’s trust and investment advisory group had assets under management of $230.9 million at September 30, 2012 compared to $217.2 million at December 31, 2011. Assets managed by the trust and investment advisory group are not reflected on the Company’s balance sheet.

Loans

Gross loan balances decreased $11.6 million or 3% to $380.8 million at September 30, 2012, compared to $392.4 million at December 31, 2011. The $11.6 million decrease was comprised of a $6.0 million or 3% decrease in other real estate loans, a $6.0 million or 5% increase in 1-4 family residential loans, a $5.2 million or 18% decrease in commercial and industrial loans, a $3.6 million or 8% decrease in construction and land development loans and a $2.8 million or 25% decrease in consumer and other loans.

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

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above.

Asset Quality

Management classifies as non-performing assets non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $5.3 million in OREO, net of the valuation allowance, at September 30, 2012 and $6.4 million at December 31, 2011. The valuation allowance for other real estate owned totaled $1.8 million at September 30, 2012 and $2.8 million at December 31, 2011.

Non-performing assets were $14.3 million at September 30, 2012, $18.2 million at December 31, 2011 and $28.3 million at September 30, 2011, representing 2.75%, 3.38% and 5.22% of total assets, respectively. Non-performing assets included $9.0 million in non-accrual loans and $5.3 million in OREO, net of the valuation allowance at September 30, 2012.

The levels of non-performing assets in 2012 and 2011 were primarily attributable to weak local economic conditions that negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in hotel and mini-storage operations, commercial and residential rental real estate and residential real estate development. At September 30, 2012, 66% of non-performing assets related to commercial real estate loans, 19% related to construction and land development loans and 15% related to residential real estate loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $46.3 million and $45.1 million at September 30, 2012 and December 31, 2011, respectively. The amount of other potential problem loans in future periods will be dependent on economic conditions.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $14.0 million at September 30, 2012 and $12.9 million at December 31, 2011, representing 3.69% and 3.30% of total loans, respectively. The increase in the allowance for loan losses was primarily attributable to higher net charge-off history and more specific reserves on impaired loans.

Impaired loans totaled $19.9 million and $25.9 million at September 30, 2012 and December 31, 2011, respectively. The related allowance for loan losses provided for these loans totaled $3.2 million and $2.4 million at September 30, 2012 and December 31, 2011, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2012 and the year ended December 31, 2011 was $21.3 million and $38.2 million, respectively. Included in the impaired loans total at September 30, 2012 are loans classified as TDRs totaling $5.4 million. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of September 30, 2012, $1.6 million of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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

Securities

Securities at September 30, 2012 were $95.8 million, an increase of $4.1 million, or 5%, from $91.7 million at December 31, 2011. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of September 30, 2012, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios. Gross unrealized gains in the securities portfolio totaled $2.3 million and $3.2 million at September 30, 2012 and December 31, 2011, respectively. Gross unrealized losses totaled $313 thousand and $16 thousand at September 30, 2012 and December 31, 2011, respectively. Investments in an unrealized loss position were considered temporarily impaired at September 30, 2012 and December 31, 2011.

Deposits

Deposits were $457.0 million at September 30, 2012, a decrease of 3% from $469.2 million at December 31, 2011. Non-interest bearing demand deposits increased $2.2 million or 3% to $83.9 million during the first nine months of 2012 from $81.7 million at December 31, 2011. Savings and interest-bearing demand deposits increased $8.9 million or 4% to $207.1 million at September 30, 2012 compared to $198.2 million at December 31, 2011. Time deposits, which include brokered deposits, decreased $23.3 million or 12% during the first nine months of 2012 to $166.0 million compared to $189.3 million at December 31, 2011.

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

At September 30, 2012, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $125.8 million. At September 30, 2012, 26% or $99.6 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $98.8 million at September 30, 2012, which included $63.0 million available from FHLB, $32.0 million of unsecured federal funds lines of credit with other correspondent banks and $3.8 million available through the Federal Reserve Discount Window. During the first nine months of 2012, other borrowing activity included repayment of three fixed rate advances from FHLB totaling $13.0 million.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 15.39% at September 30, 2012 and a ratio of Tier 1 capital to risk-weighted assets of 14.11%. The Bank had a ratio of total capital to risk-weighted assets of 13.55% and a ratio of Tier 1 capital to risk-weighted assets of 12.27% at September 30, 2012. All of these exceed the capital requirements adopted by the federal regulatory agencies.

On March 13, 2009, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the Purchase Agreement) with the Treasury Department, pursuant to which the Company sold (i) 13,900 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.25 per share and liquidation preference $1,000 per share (the Preferred Stock) and (ii) a warrant (the Warrant) to purchase 695 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the Warrant Preferred Stock), at an exercise price of $1.25 per share, for an aggregate purchase price of $13.9 million in cash. The Treasury immediately exercised the Warrant and, after net settlement, received 695 shares of the Company’s Warrant Preferred Stock, which has a liquidation preference amount of $1,000 per share. Closing of the sale occurred on March 13, 2009 and increased Tier 1 and total capital by $13.9 million. The Preferred Stock pays cumulative dividends at a rate of 5% per annum until March 13, 2014 and thereafter at a rate of 9% per annum. The Warrant Preferred Stock pays cumulative dividends at a rate of 9% per annum from the date of issuance.

On June 29, 2012, the Company completed the sale of 1,945,815 shares of common stock in a rights offering and to certain standby investors. The Company’s existing shareholders exercised subscription rights to purchase 1,520,815 shares at a subscription price of $4.00 per share, and the standby investors purchased an additional 425,000 shares at the same price of $4.00 per share. In total, the Company raised net proceeds of $7.6 million.

On August 29, 2012, the Treasury sold its preferred stock in the Company to private investors. The Treasury sold all 13,900 shares of Preferred Stock at a price of $882.50 per share and all 695 shares of Warrant Preferred Stock at a price of $912.50 per share. Each series of preferred stock was sold pursuant to an effective shelf registration statement previously filed by the Company with the Securities and Exchange Commission. Terms of the preferred stock did not change as result of the sale to new investors, including dividends which are payable on the full face value.

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

Commitments to extend credit, which amounted to $53.5 million at September 30, 2012, and $48.9 million at December 31, 2011, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At September 30, 2012 and December 31, 2011, the Bank had $9.1 million and $9.8 million in outstanding standby letters of credit, respectively.

The Company had $1.0 million in locked-rate commitments to originate mortgage loans at September 30, 2012 and $4.0 million at December 31, 2011. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	November 14, 2012
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	November 14, 2012
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.