Form 10-K
period 2012-12-31
FIRST NATIONAL CORP /VA/
filed 2013-03-25
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2012 was $13,379,559.

The number of outstanding shares of common stock as of March 20, 2013 was 4,901,464.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2013 Annual Meeting of Shareholders – Part III

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

•	the adequacy of the valuation allowance for other real estate owned related to changes in economic conditions and local real estate activity;

•	loss or retirement of key executives;

•	the ability to compete effectively in the highly competitive banking industry;

•	legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses that the Company is engaged in;

•	the ability to implement various technologies into operations may impact the Company’s ability to operate profitably;

•	the ability of the Company to implement its disaster recovery plan in the event of a natural disaster;

•

risks related to the timing of the recoverability of the deferred tax asset, which is subject to considerable judgment, and the risk that even after the recovery of the deferred tax asset balance under GAAP, there will remain limitations on the ability to include the deferred tax assets for regulatory capital purposes;

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

Access to Filings

The Company’s internet address is www.fbvirginia.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as filed with or furnished to the Securities and Exchange Commission (the SEC), are available free of charge at www.fbvirginia.com as soon as reasonably practicable after being filed with or furnished to the SEC. A copy of any of the Company’s filings will be sent, without charge, to any shareholder upon written request to: M. Shane Bell, Chief Financial Officer, at 112 West King Street, Strasburg, Virginia 22657.

Products and Services

The Bank’s primary market area is located within an hour commute of the Washington, D.C. Metropolitan Area. The Bank’s office locations are well-positioned in strong markets along the Interstate 81 and Interstate 66 corridors in the northern Shenandoah Valley region of Virginia, which include the City of Winchester, Frederick County, Warren County and Shenandoah County. Within the market area there are various types of industry including medical and professional services, manufacturing, retail and higher education. Customers include individuals, small and medium-sized businesses, local governmental entities and non-profit organizations.

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

The Bank’s Trust and Asset Management Department offers a variety of trust and asset management services including estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, estate settlement, 401(k) and benefit plans. The Bank offers financial planning and brokerage services for its customers through its investment division, First Financial Advisors.

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

Competition

The financial services industry remains highly competitive and is constantly evolving. The Company experiences strong competition in all aspects of its business. In its market areas, the Company competes with large national and regional financial institutions, credit unions, other independent community banks, as well as consumer finance companies, mortgage companies, loan production offices, mutual funds and life insurance companies. Competition has increasingly come from out-of-state banks through their acquisitions of Virginia-based banks. Competition for deposits and loans is affected by various factors including interest rates offered, the number and location of branches and types of products offered, and the reputation of the institution. Credit unions have been allowed to increasingly expand their membership definitions and, because they enjoy a favorable tax status, may be able to offer more attractive loan and deposit pricing.

The Company believes its competitive advantages include long-term customer relationships, local management and directors, a commitment to excellent customer service, dedicated and loyal employees, and the support of and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-sized businesses and local governmental entities within its communities. According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2012, the Bank was ranked first in Shenandoah County with $231.8 million in deposits, representing 30% of the total deposit market; third in Warren County with $60.8 million or 13% of the market; and fourth in Winchester and Frederick County with $174.1 million or 9% of the market. The Bank was ranked third overall in its market area with 15% of the total deposit market.

No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.

Employees

At December 31, 2012, the Company and the Bank employed a total of 151 full-time equivalent employees. The Company considers relations with its employees to be excellent.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively and increasingly regulated under both federal and state laws. The following description briefly addresses certain historic and current provisions of federal and state laws and certain regulations, proposed regulations, and the potential impacts on the Company and the Bank. To the extent statutory or regulatory provisions or proposals are described in this report, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

Regulatory Reform – The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States and has a broad impact on the financial services industry. While some rulemaking under the Dodd-Frank Act has occurred, many of the act’s provisions require study or rulemaking by federal agencies, a process which will take years to implement fully.

Among other things, the Dodd-Frank Act provides for new capital standards that may eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities would be grandfathered for banking entities with less than $15 billion of assets, such as the Company. The Dodd-Frank Act permanently raises deposit insurance levels to $250,000, and temporarily provided unlimited deposit insurance coverage for transaction accounts through December 31, 2012. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments will be calculated based on an insured depository institution’s assets less tangible equity rather than its insured deposits and the minimum reserve ratio of the FDIC‘s Deposit Insurance Fund is to be raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. Further, the Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances.

The Dodd-Frank Act established the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the Board of Governors of the Federal Reserve System. The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services, which in the case of the Bank will be enforced by the Federal Reserve. The Dodd-Frank Act also provides that debit card interchange fees must be reasonable and proportional to the cost incurred by the card issuer with respect to the transaction. This provision is known as the “Durbin Amendment.” In June 2011, the Federal Reserve adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the card issuer implements certain fraud-prevention standards. While banks with less than $10 billion in assets, such as the Bank, are exempt from this measure, it is likely that all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers.

The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained. These requirements became effective on July 21, 2011. The Dodd-Frank Act also provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or compensation that gives rise to excessive risk or could lead to a material financial loss to such firm.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on the operations of the Company and the Bank is unclear. The changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent capital requirements, liquidity and leverage ratio requirements, or otherwise adversely affect the business of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

The Company

General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), the Company is subject to supervision, regulation, and examination by the Federal Reserve. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation, and examination by the Virginia State Corporation Commission (the “SCC”).

Permitted Activities. A bank holding company is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Banking Acquisitions; Changes in Control. The BHCA requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s performance under the Community Reinvestment Act of 1977 (the “CRA”).

Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company’s acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. The Company’s common stock is registered under Section 12 of the Exchange Act.

Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. The federal bank regulatory agencies must still issue regulations to implement the source of strength provisions of the Dodd-Frank Act. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Federal Deposit Insurance Corporation (“FDIC”) insurance fund in the event of a depository institution default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

Under the Federal Deposit Insurance Act (“FDIA”), the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “The Bank-Capital Requirements”. Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid by the Bank to the Company.

On March 13, 2009, the Company received an investment in the Company through the U.S. Treasury’s purchase of preferred stock totaling $13.9 million from the Company’s participation in the Troubled Asset Relief Program (TARP) Capital Purchase Program (Capital Purchase Program) under the Emergency Economic Stabilization Act of 2008 (EESA). On August 29, 2012, the Treasury sold its preferred stock in the Company to private investors. The Treasury sold all 13,900 shares of Preferred Stock at a price of $882.50 per share and all 695 shares of Warrant Preferred Stock at a price of $912.50 per share. Each series of preferred stock was sold pursuant to an effective shelf registration statement previously filed by the Company with the Securities and Exchange Commission. Terms of the preferred stock did not change as result of the sale to new investors, including dividends which are payable on the full face value. As a result of the sale of the preferred stock by Treasury, the Company is no longer subject to the executive compensation and corporate governance requirements applicable to TARP participants.

Limits on Dividends and Other Payments. The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company and to the payment of dividends by the Company to its shareholders. The Bank is subject to various statutory restrictions on its ability to pay dividends to the Company. Under the current supervisory practices of the Bank’s regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Bank or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending on the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe or unsound practice.

The Company’s preferred stock is in a superior ownership position compared to common stock. Dividends must be paid to the preferred stock holder before they can be paid to the common shareholders. If the dividends on the Preferred Stock have not been paid for an aggregate of six (6) quarterly dividend periods or more, whether or not consecutive, the Company’s authorized number of directors will be automatically increased by two (2) and the holders of the Preferred Stock will have the right to elect those directors at the Company’s next annual meeting or at a special meeting called for that purpose; these two directors may be elected annually and may serve until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full. The Company is current on all dividend payments on the Preferred Stock.

In the third quarter of 2011, the Company suspended payment of dividends on its common stock, and it is currently subject to regulatory restrictions that do not permit the Bank to declare or pay any dividend without the prior approval of the banking regulators.

The Bank

General. The Bank is supervised and regularly examined by the Federal Reserve and the SCC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt, and acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted, and location of offices. Certain of these law and regulations are referenced above under “The Company.”

Capital Requirements. The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U. S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of the Federal Reserve, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%. At least half of the total capital is required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company were 14.07% and 15.34%, respectively, as of December 31, 2012, thus exceeding the minimum requirements. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 12.31% and 13.59%, respectively, as of December 31, 2012, also exceeding the minimum requirements.

Each of the federal regulatory agencies has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory examination rating and are not contemplating significant growth or expansion. As of December 31, 2012, the Tier 1 leverage ratios of the Company and the Bank were 10.47% and 9.15%, respectively, well above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

Deposit Insurance. Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution’s assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminated on December 31, 2012.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Transactions with Affiliates. Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Bank to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank (a “10% Shareholders”), are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

Prompt Corrective Action. Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank meets the definition of being “well capitalized” as of December 31, 2012.

Community Reinvestment Act. The Bank is subject to the requirements of the Community Reinvestment Act of 1977. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low and moderate income neighborhoods. If the Bank receives a rating from the Federal Reserve of less than satisfactory under the CRA, restrictions on operating activities could be imposed.

Privacy Legislation. Several recent regulations issued by federal banking agencies also provide new protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 (“Patriot Act”) was enacted in response to the September 11, 2001 terrorist attacks in New York, Pennsylvania, and Northern Virginia. The Patriot Act is intended to strengthen U. S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism. The continuing impact on financial institutions of the Patriot Act and related regulations and policies is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities to identify persons who may be involved in terrorism or money laundering.

Consumer Laws and Regulations. The Bank is also subject to certain consumer laws and regulations issued thereunder that are designed to protect consumers in transactions with banks. These laws include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, the Fair Credit Reporting Act, and the Fair Housing Act, among others. The laws and related regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Incentive Compensation. In June 2010, the federal banking agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of a financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2012, the Company had not been made aware of any instances of non-compliance with the guidance.

Effect of Governmental Monetary Policies

The Company’s operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In particular, the Federal Reserve regulates money and credit conditions and interest rates to influence general economic conditions. These policies have a significant impact on overall growth and distribution of loans, investments and deposits; they affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to do so in the future.

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

The Company is headquartered in the northern Shenandoah Valley region of Virginia. Because our lending is concentrated in this market, the Company is affected by the general economic conditions in the region. Changes in the economy may influence the growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would further impact these local economic conditions and the demand for banking products and services generally, which could negatively affect the Company’s performance and financial condition.

Deteriorating credit quality, particularly in real estate loans, has adversely impacted the Company and may continue to adversely impact the Company.

During 2008, the Company began to experience a downturn in the overall credit performance of the loan portfolio, as well as acceleration in the deterioration of general economic conditions. This deterioration, including a significant increase in national and regional unemployment levels, negatively impacted some borrowers’ ability to repay. During the year ended December 31, 2008, these conditions resulted in a $13.9 million increase in non-performing assets and loans over 90 days past due to $16.2 million. At December 31, 2012, 2011 and 2010, non-performing assets and loans over 90 days past due remained at elevated levels, totaling $14.2 million, $18.7 million and $15.4 million, respectively. The provision for loan losses totaled $3.6 million, $12.4 million and $11.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Additional increases in loan loss reserves may be necessary in the future. While the quality of the loan portfolio has improved, asset quality is below historic levels and any further deterioration in the quality of the loan portfolio can have a material adverse effect on earnings, liquidity and capital.

The Bank will realize additional future losses if the levels of non-performing assets do not moderate and if the proceeds we receive upon liquidation of assets are less than the carrying value of such assets.

The Company expects to continue its focus on reducing non-performing asset levels during 2013 by selling other real estate owned (OREO), improving risk management practices, and aggressively managing and monitoring potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. At December 31, 2012, other potential problem loans totaled $44.6 million. Among the Bank’s potential problem loans are several large credit relationships. Consequently, an adverse development with respect to one of these loans or credit relationships could expose us to a significant increase in nonperforming assets.

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

As a result of the prolonged economic downturn, the Bank is experiencing historically high levels of non-accrual loans. Non-accrual loans as a percent of total loans were 2.19%, 3.02% and 2.49% at December 31, 2012, 2011 and 2010, respectively. Until economic and market conditions improve at a more rapid pace, we expect to incur charge-offs to the allowance for loan losses and lost interest income relating to increased non-performing loans and, as a result, additional increases in loan loss reserves may be necessary in the future. Non-performing assets (including non-accrual loans and OREO) totaled $14.0 million at December 31, 2012. These non-performing assets can adversely affect net income mainly through increased operating expenses incurred to maintain such assets, lost interest income or loss charges related to subsequent declines in the estimated fair value of OREO. Adverse changes in the value of non-performing assets, or the underlying collateral, or in the borrowers’ performance or financial conditions could adversely affect the Company’s business, results of operations and financial condition.

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

The Bank offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction and land development, home equity, consumer and other loans. The majority of the loans are secured by real estate (both residential and commercial) in the market area. At December 31, 2012, these loans totaled $352.7 million, or 92%, of total loans. A major change in the real estate market, such as further deterioration in the value of this collateral, or in the local or national economy, could adversely affect customers’ ability to pay these loans, which in turn could impact the Bank. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and the Bank tries to limit exposure to this risk by monitoring extensions of credit carefully. The Bank cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

If the Company needs additional capital in the future, it may not be able to obtain it on terms that are favorable. This could negatively affect the Company’s performance.

The Company anticipates that it will have sufficient capital to support asset growth and potential loan charge-offs. However, if additional capital is needed in the future to maintain capital levels, the ability to raise capital through the sale of additional securities will depend primarily upon the Company’s financial condition and the condition of financial markets at that time. The Company may not be able to obtain additional capital in amounts or on terms that are satisfactory. The Company’s ability to grow its balance sheet may be constrained if it is unable to raise additional capital as needed.

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

The Company’s small-to-medium sized business target market may have fewer financial resources to weather a downturn in the economy.

The Company targets its commercial development and marketing strategy primarily to serve the banking and financial services needs of small and medium sized businesses. These businesses generally have less capital or borrowing capacity than larger entities. If general economic conditions negatively impact this major economic sector in the markets in which the Company operates, its results of operations and financial condition may be adversely affected.

Difficult market conditions have adversely affected the Company’s industry.

Dramatic declines in the housing market over the past three years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of mortgage-backed securities (MBS) but spreading to other securities and loans have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected the Company’s business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact charge-offs and the provision for loan losses. A worsening of these conditions would likely have an adverse effect on the Company and others in the financial services industry.

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

The Company’s compensation expense may increase substantially after Treasury’s sale of the Preferred Shares.

As a result of the Company’s participation in the U.S. Treasury’s Capital Purchase Program, among other things, it was subject to Treasury’s standards for executive compensation and corporate governance for the period during which Treasury held any of its Preferred Shares. Because the Treasury sold all of its Preferred Shares, these executive compensation and corporate governance standards no longer apply and compensation expense for executive officers and other senior employees may increase substantially.

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

The Company is heavily regulated by federal and state agencies. This regulation is to protect depositors, the federal deposit insurance fund and the banking system as a whole. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including interpretation or implementation of statutes, regulations, or policies, could affect the Company adversely, including limiting the types of financial services and products we may offer and/or increasing the ability of non-banks to offer competing financial services and products. If the Company does not comply with laws, regulations, or policies, it could receive regulatory sanctions and damage to its reputation.

See the section of this report entitled “Supervision and Regulation” for additional information on the statutory and regulatory issues that affect the Company’s business.

Government measures to regulate the financial industry, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), subject the Company to increased regulation and could adversely affect it.

As a financial institution, the Company is heavily regulated at the state and federal levels. As a result of the financial crisis and related global economic downturn that began in 2007, the Company has faced, and expects to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of its financial services practices. In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act includes significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company and the Bank. Many of the provisions of the Dodd-Frank Act have begun to be or will be implemented over the next several months and years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies. Because the ultimate impact of the Dodd-Frank Act will depend on future regulatory rulemaking and interpretation, the Company cannot predict the full effect of this legislation on its business, financial condition or results of operations.

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations. On June 7, 2012, the Federal Reserve Board requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. Once adopted, these new capital requirements would be phased in over time. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed. At this point the Company cannot determine the ultimate effect that any final regulations, if enacted, would have upon its earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

Recently enacted legislation could allow the Company to deregister under the Exchange Act, which would result in a reduction in the amount and frequency of publicly-available information about the Company.

Recently enacted legislation called the Jumpstart Our Business Startups Act (or “JOBS Act”) may allow the Company to terminate the registration of its common stock under the Exchange Act. If the Company determines to deregister its common stock under the Exchange Act, it would enable it to save significant expenses relating to its public disclosure and reporting requirements under the Exchange Act. However, a deregistration of common stock also would result in a reduction in the amount and frequency of publicly-available information about the Company and the Bank.

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

The Company’s operations depend upon third party vendors that perform services for it.

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

The Company’s operations may be adversely affected by cyber security risks.

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and the Company’s business strategy. The Company has invested in accepted technologies, and continually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company’s reputation, which could adversely affect our business.

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

During 2011, the Company reached a three-year cumulative pre-tax loss position. See Note 10 of Notes to Consolidated Financial Statements in this Report. Under GAAP, cumulative losses in recent years are considered significant negative evidence which is difficult to overcome in assessing the realizability of a deferred tax asset. As a result, beginning with the fourth quarter of 2011, the Company no longer considers future taxable income in determining the realizability of its deferred tax assets. At December 31, 2012, the Company had recorded a full valuation allowance of $6.6 million on its net deferred tax assets.

The Company expects to reverse the valuation allowance for deferred tax assets once it has demonstrated a sustainable return to profitability. However, the reversal of the valuation allowance is subject to considerable judgment. Additionally, even after the recovery of the deferred tax asset balance under GAAP, which would immediately benefit GAAP capital and the tangible common equity ratio, there will remain limitations on the ability to include the deferred tax assets for regulatory capital purposes. See “Deferred Tax Asset Valuation Allowance” under Part II—Item 7. “Management’s Discussion and Analysis of Operating Results and Financial Condition” of this Report.

Increases in FDIC insurance premiums could adversely affect the Company’s profitability.

The Dodd-Frank Act directs the FDIC to amend its regulations to re-define the method of calculation of an insured depository institution’s insurance fund assessment. The Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the Federal Deposit Insurance Act. The FDIC has issued final rules outlining this new insurance assessment methodology, which will impact the amount of the Bank’s insurance assessment. In addition, the FDIC may make additional changes to the way in which it calculates insurance premiums. The Company cannot predict the timing of any future changes, and if made, the effect that these changes could have on its insurance assessment.

The Company’s ability to pay dividends is limited and it suspended payment of dividends during 2011. As a result, capital appreciation, if any, of its common stock may be your sole opportunity for gains on your investment for the foreseeable future.

The Company’s ability to pay dividends on its common stock is limited by regulatory restrictions applicable to the Company and the Bank and the need to maintain sufficient capital. Holders of its common stock are only entitled to receive such dividends as the board of directors may declare out of funds legally available for such payments. The Company is organized under the Virginia Stock Corporation Act, which prohibits the payment of a dividend if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business. The payment of a dividend is also prohibited if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of any preferred shareholders. In addition, the Company is subject to certain regulatory requirements to maintain capital at or above regulatory minimums, which affect its dividend policies. The Federal Reserve has indicated that a bank holding company such as the Company should generally pay dividends only if its earnings for the current period are sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

In addition, our ability to pay dividends on our common stock may be largely dependent on the ability of our banking subsidiary to pay dividends to us. The Bank also is subject to laws and regulations that limit the amount of dividends that it can pay. As a state member bank, the Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Under Virginia law, a bank may not declare a dividend in excess of its undivided profits or its accumulated retained earnings. Additionally, under Federal Reserve regulations, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by it in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve. The Federal Reserve and the Commonwealth of Virginia have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice and have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In the third quarter of 2011, the Company suspended payment of dividends on its common stock, and it is currently subject to regulatory restrictions that do not permit the Bank to declare or pay any dividend without the prior approval of the banking regulators. If the Bank is unable to satisfy these regulatory requirements or obtain requisite regulatory approval, the Company could be unable to pay dividends on common stock. Therefore, the Company may not be able to resume payments of dividends in the future.

The Company’s preferred stock and trust preferred securities are superior to our common stock, which may limit our ability to pay dividends on common stock in the future.

Our ability to pay dividends on common stock is also limited by contractual restrictions under its trust preferred securities and preferred stock. The trust preferred securities and preferred stock are in a superior ownership position compared to common stock. Interest must be paid on the trust preferred securities, and dividends must be paid on the preferred stock, before dividends may be paid to the common shareholders. The Company is current in its interest and dividend payments on the trust preferred securities and preferred stock; however, it has the right to defer distributions on these instruments, during which time no dividends may be paid on its common stock. If the Company does not have sufficient earnings in the future and begins to defer distributions on the trust preferred securities or preferred stock, it will be unable to pay dividends on its common stock until it becomes current on those distributions.

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

Rental expense for the leased locations totaled $40 thousand for the year ended December 31, 2012. The lease for the Front Royal Express property expired on April 30, 2009 with an automatic renewal option through April 30, 2013. The lease for the North Woodstock property expires on May 31, 2016, without a renewal option. All of the Company’s properties are in good operating condition and are adequate for the Company’s present and future needs.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividends

Shares of the common stock of the Company are traded on the over-the-counter (OTC) market and quoted in the OTC Bulletin Board under the symbol “FXNC.” As of March 18, 2013 the Company had 634 shareholders of record and approximately 556 additional beneficial owners of shares of common stock.

Following are the high and low prices of sales of common stock known to the Company, along with the dividends that were paid quarterly in 2011 and 2012.

	Market Prices and Dividends (per share)
	Sales Price ($)		Dividends ($)
	High	Low
2011:
1st quarter	12.75	9.25	0.10
2nd quarter	11.75	9.35	0.10
3rd quarter	10.50	7.60	0.00
4th quarter	7.75	4.40	0.00

2012:
1st quarter	6.70	5.00	0.00
2nd quarter	5.30	3.55	0.00
3rd quarter	5.50	3.80	0.00
4th quarter	5.60	4.60	0.00

Dividend Policy

A discussion of certain limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common and preferred stock, is set forth in Part I., Item 1—Business, of this Form 10-K under the headings “Supervision and Regulation—Limits on Dividends and Other Payments.”

In the third quarter of 2011, the Company suspended payment of dividends on its common stock, and it is currently subject to regulatory restrictions that do not permit the Company or the Bank to declare or pay any dividend without the prior approval of the banking regulators. If either the Company or the Bank is unable to satisfy these regulatory requirements or obtain requisite regulatory approval, the Company will be unable to pay dividends on common stock and preferred stock. Therefore, the Company may not be able to resume payments of dividends in the future.

Stock Repurchases

The Company did not repurchase any shares of its common stock during 2012.

Stock Performance Graph

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return on the S&P 500, NASDAQ-Total U.S. and the SNL Bank Index $500M-$1B, assuming an investment of $100 in shares of Common Stock on December 31, 2007, and the reinvestment of dividends.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
First National Corporation	100.00	74.22	47.58	63.13	30.40	26.60
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank $500M-$1B	100.00	64.08	61.03	66.62	58.61	75.14

Item 6.	Selected Financial Data

The following is selected financial data for the Company for the last five years. This information has been derived from audited financial information included in Item 8 of this Form 10-K.

	Years Ended December 31, (in thousands except ratios and per share amounts)
	2012	2011	2010	2009	2008

Results of Operations
Interest and dividend income	$23,432	$25,648	$27,215	$27,414	$30,913
Interest expense	4,167	5,450	6,814	9,084	12,793
Net interest income	19,265	20,198	20,401	18,330	18,120
Provision for loan losses	3,555	12,380	11,731	2,300	1,994
Net interest income after provision for loan losses	15,710	7,818	8,670	16,030	16,126
Noninterest income	7,174	5,799	6,082	5,577	5,951
Noninterest expense	19,119	20,743	20,561	18,703	16,014
Income (loss) before income taxes	3,765	(7,126)	(5,809)	2,904	6,063
Income tax expense (benefit)	965	3,835	(2,206)	755	1,840
Net income (loss)	2,800	(10,961)	(3,603)	2,149	4,223
Effective dividend and accretion on preferred stock	903	894	887	704	—
Net income (loss) available to common shareholders	$1,897	$(11,855)	$(4,490)	$1,445	$4,223

Key Performance Ratios
Return on average assets	0.53%	(1.96)%	(0.66)%	0.39%	0.78%
Return on average equity	6.80%	(22.46)%	(6.52)%	4.27%	10.65%
Net interest margin	3.89%	3.98%	4.07%	3.62%	3.63%
Efficiency ratio(1)	71.82%	69.66%	66.77%	73.10%	65.37%
Dividend payout	0.00%	(5.30)%	(36.64)%	113.09%	38.61%
Equity to assets	8.43%	6.88%	8.90%	9.92%	7.15%

Per Common Share Data
Net income (loss), basic and diluted	$0.48	$(4.01)	$(1.53)	$0.49	$1.45
Cash dividends	0.00	0.20	0.56	0.56	0.56
Book value at period end	6.22	7.72	11.66	13.92	13.41

Financial Condition
Assets	$532,697	$539,064	$544,629	$552,674	$548,237
Loans, net	370,519	379,503	418,994	436,129	446,327
Securities	89,456	91,665	60,420	60,129	54,791
Deposits	466,917	469,172	463,500	463,886	447,493
Shareholders’ equity	44,889	37,096	48,498	54,807	39,185
Average shares outstanding, diluted	3,945	2,953	2,940	2,921	2,913

Capital Ratios
Leverage	10.47%	8.45%	10.54%	11.50%	9.10%
Risk-based capital ratios:
Tier 1 capital	14.07%	11.24%	12.91%	13.70%	10.52%
Total capital	15.34%	12.51%	14.18%	14.96%	11.72%

(1)	The efficiency ratio is computed by dividing noninterest expense excluding the provision for other real estate owned and gains and losses on other real estate owned by the sum of net interest income on a tax equivalent basis and non-interest income excluding securities and premises and equipment gains and losses. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Noninterest expense excluding the provision for other real estate owned and gains and losses on other real estate owned was $18,207, $18,275, $17,902, $17,709, and $16,014 for 2012, 2011, 2010, 2009 and 2008, respectively. Net interest income on a tax equivalent basis was $19,463, $20,496, $20,723, $18,668 and $18,442 for 2012, 2011, 2010, 2009 and 2008, respectively. Non-interest income excluding securities and premises and equipment gains and losses was $5,887, $5,740, $6,089, $5,558 and $6,055 for 2012, 2011, 2010, 2009 and 2008, respectively. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP.” See “Non-GAAP Financial Measures” included in Item 7 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2012, 2011 and 2010 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

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

The Bank’s products and services are provided through 10 branch offices, 26 ATMs and its website, www.fbvirginia.com. The Bank operates six of its offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, deposit, trust and investment advisory personnel to be readily available to serve customers throughout the Bank’s market area. The location and general character of these properties is further described in Part I, Item 2 of this Form 10-K.

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

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the year ended December 31, 2012 is salaries and employee benefits, comprising 50% of noninterest expenses, followed by occupancy and equipment expense, comprising 13% of expenses and provision for other real estate owned, comprising 6% of expenses.

Financial Performance

For the year ended December 31, 2012, net income totaled $2.8 million compared to net loss of $11.0 million in 2011. After the effective dividend on preferred stock, net income available to common shareholders was $1.9 million, or $0.48 per basic and diluted share compared to net loss available to common shareholders of $11.9 million, or $4.01 per basic and diluted share, for the same period in 2011. Improved asset quality contributed to an $8.8 million decrease in the provision for loan losses, which totaled $3.6 million in 2012 and $12.4 million in 2011. In addition, expenses related to OREO decreased $1.6 million to $1.4 million for the year ended December 31, 2012 compared to $3.0 million for the same period in 2011. Net interest income totaled $19.3 million for the year ended December 31, 2012, compared to $20.2 million for the same period in 2011. The net interest margin was 3.89% for 2012 compared to 3.98% for 2011. Noninterest income increased $1.4 million to $7.2 million for the year ended December 31, 2012, compared to $5.8 million for the same period in 2011, primarily from gains on sales of securities. Noninterest expense decreased $1.6 million to $19.1 million for the year ended December 31, 2012, compared to $20.7 million for the same period in 2011, primarily from reduced expenses related to OREO. Return on average assets and return on average equity were 0.53% and 6.80%, respectively, for 2012 compared to -1.96% and -22.46% for 2011.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense excluding provision for OREO and net gains or losses on sale of OREO by the sum of net interest income on a tax-equivalent basis and noninterest income excluding securities and premises and equipment gains and losses. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the table below.

	Efficiency Ratio (in thousands)
	2012	2011

Noninterest expense	$19,119	$20,743
Less: provision for other real estate owned	1,190	1,558
Less: net (gains) losses on sale of other real estate owned	(278)	910

	$18,207	$18,275

Tax-equivalent net interest income	$19,463	$20,496
Noninterest income	7,174	5,799
Less: securities gains	1,285	59
Less: premises and equipment gains	2	—

	$25,350	$26,236

Efficiency ratio	71.82%	69.66%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income (in thousands)

	2012	2011
GAAP measures:
Interest income - loans	$21,062	$22,907
Interest income - investments and other	2,370	2,741
Interest expense - deposits	3,707	4,843
Interest expense - other borrowings	222	221
Interest expense - other	238	386

Total net interest income	$19,265	$20,198

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$29	$49
Tax benefit realized on non-taxable interest income - municipal securities	169	249

Total tax benefit realized on non-taxable interest income	$198	$298

Total tax-equivalent net interest income	$19,463	$20,496

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

The Company performs regular credit reviews of the loan portfolio to review credit quality and adherence to underwriting standards. The credit reviews consist of reviews by its internal credit administration department and reviews performed by an independent third party. Upon origination, each loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is our primary credit quality indicator. The Company has various committees that review and ensure that the allowance for loans losses methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.

The allowance consists of specific and general components. The specific allowance is used to individually allocate an allowance for impaired loans. For impaired loans, an allowance is established when the discounted cash flows, net collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate, (2) the loan’s obtainable market price or (3) the fair value of the collateral, net of selling costs, if the loan repayment is collateral dependent. For collateral dependent loans, an updated appraisal is ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions among other considerations. The Company typically does not separately identify individual consumer and residential loans for impairment disclosures unless they were part of a troubled debt restructuring.

The general component covers loans that are not considered impaired and is based on historical loss experience adjusted for qualitative factors. The historical loss experience is calculated by loan type and uses an average loss rate during the preceding twelve quarters. The qualitative factors are assigned by management based on delinquencies and asset quality, national and local economic trends, effects of the changes in the value of underlying collateral, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, concentrations of credit, quality of the loan review system and the effect of external factors such as competition and regulatory requirements. The factors assigned differ by loan type. The general allowance recognizes potential losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. For further information regarding the allowance for loan losses see Notes 1 and 4 to the Consolidated Financial Statements.

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

In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified. The Company’s positive evidence considered in support of its use of forecasted future earnings as a source of realizing DTAs was insufficient to overcome the negative evidence associated with its pre-tax cumulative loss position. The total valuation allowance on deferred income tax assets was $6.6 million at December 31, 2012.

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

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, certain appraisals are analyzed by management or by an outsourced appraisal review specialist throughout the year in order to ensure reasonableness of collateral valuations. The Company also obtains an independent review of the loan portfolio on an annual basis to analyze loan risk ratings and validate specific reserves on impaired loans.

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At December 31, 2012, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $62.0 million.

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

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. Commercial real estate loan originations are obtained through direct solicitation of developers and additional business from existing customers. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. The valuation of commercial real estate collateral is provided by independent appraisers who have been approved by the Board Loan Committee. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and considers the valuation of the real estate collateral.

Construction and Land Development Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. The majority of these loans have an average life of approximately one year and re-price monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans sometimes involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated based on the completion of construction. Thus, there is risk associated with failure to complete construction and potential cost overruns. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of the appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, typically requires personal guarantees from the borrower’s principal owners, and monitors the progress of the construction project during the draw period.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings and trust preferred securities. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for loan losses, noninterest income and noninterest expense are the other components that determine net income. Noninterest income and noninterest expense primarily consists of income from service charges on deposit accounts; fees charged for other customer services, including trust and investment advisory services; gains and losses from the sale of assets, including loans held for sale, securities and premises and equipment; general and administrative expenses; other real estate owned expenses and income tax expense.

Net Interest Income

Net interest income totaled $19.3 million for the year ended December 31, 2012, which was a 5% decrease compared to $20.2 million for the same period in 2011. The net interest margin decreased 9 basis points to 3.89% from 3.98% and average interest-earning assets were $13.8 million lower when comparing the periods. The lower net interest margin was primarily the result of a change in the earning asset mix from higher to lower yielding assets. As a percentage of average earning assets, loans decreased from 81% to 77% while securities, federal funds sold and interest-bearing deposits with banks increased from 19% to 23%. In 2011, net interest income totaled $20.2 million, a slight decrease compared to $20.4 million for the same period in 2010.

The net interest margin was 3.89% in 2012, 3.98% in 2011 and 4.07% in 2010. Tax-equivalent interest income as a percent of average earning assets was 4.72% in 2012, 5.04% in 2011 and 5.41% in 2010. Interest expense as a percent of average earning assets was 0.83% in 2012, 1.06% in 2011 and 1.34% in 2010. The interest rate spread was 3.68% in 2012, 3.72% in 2011 and 3.73% in 2010.

The following table provides information on average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2012, 2011 and 2010, as well as amounts and rates of tax equivalent interest earned and interest paid. The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components.

	Average Balances, Income and Expense, Yields and Rates (dollars in thousands) Years Ending December 31,

	2012			2011			2010
		Interest			Interest			Interest
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits in other banks	$15,118	$30	0.20%	$8,567	$18	0.21%	$6,273	$15	0.24%
Securities:
Taxable	81,641	1,924	2.36%	64,992	2,156	3.32%	42,678	1,722	4.04%
Tax-exempt (1)	8,702	496	5.70%	12,306	732	5.95%	13,681	819	5.99%
Restricted	2,373	77	3.25%	2,956	66	2.24%	3,338	58	1.72%

Total securities	92,716	2,497	2.69%	80,254	2,954	3.68%	59,697	2,599	4.35%
Loans: (2)
Taxable	385,548	21,005	5.45%	415,677	22,812	5.49%	439,942	24,785	5.63%
Tax-exempt (1)	1,348	86	6.39%	2,248	144	6.38%	2,145	136	6.34%

Total loans	386,896	21,091	5.45%	417,925	22,956	5.49%	442,087	24,921	5.64%
Federal funds sold	6,165	12	0.19%	7,942	18	0.23%	1,167	2	0.19%

Total earning assets	500,895	23,630	4.72%	514,688	25,946	5.04%	509,224	27,537	5.41%
Less: allowance for loan losses	(13,944)			(15,339)			(7,836)
Total nonearning assets	40,305			44,989			43,752

Total assets	$527,256			$544,338			$545,140

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$89,778	$549	0.61%	$74,692	$517	0.69%	$44,641	$231	0.52%
Money market accounts	21,333	67	0.31%	27,081	119	0.44%	33,788	274	0.81%
Savings accounts	96,187	448	0.47%	87,857	498	0.57%	81,394	478	0.59%
Certificates of deposit:
Less than $100,000	87,469	1,316	1.50%	86,671	1,778	2.05%	96,251	2,488	2.59%
Greater than $100,000	71,504	1,238	1.73%	88,896	1,696	1.91%	82,625	2,091	2.53%
Brokered deposits	11,478	89	0.77%	22,651	235	1.04%	36,294	341	0.94%

Total interest-bearing deposits	377,749	3,707	0.98%	387,848	4,843	1.25%	374,993	5,903	1.57%
Federal funds purchased	3	—	0.67%	16	—	0.61%	1,715	12	0.73%
Trust preferred capital notes	9,279	238	2.56%	9,279	386	4.16%	9,279	439	4.73%
Other borrowings	12,208	222	1.82%	14,848	221	1.49%	19,478	460	2.36%

Total interest-bearing liabilities	399,239	4,167	1.04%	411,991	5,450	1.32%	405,465	6,814	1.68%
Noninterest-bearing liabilities
Demand deposits	81,832			81,786			80,696
Other liabilities	4,984			3,145			3,737

Total liabilities	486,055			496,922			489,898
Shareholders’ equity	41,201			47,416			55,242

Total liabilities and shareholders’ equity	$527,256			$544,338			$545,140

Net interest income		$19,463			$20,496			$20,723

Interest rate spread			3.68%			3.72%			3.73%
Interest expense as a percent of average earning assets			0.83%			1.06%			1.34%
Net interest margin			3.89%			3.98%			4.07%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $198 thousand, $298 thousand and $322 thousand for 2012, 2011 and 2010, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

	Volume and Rate (in thousands) Years Ending December 31,

	2012			2011
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Interest-bearing deposits in other banks	$13	$(1)	$12	$4	$(1)	$3
Loans	(1,642)	(165)	(1,807)	(1,360)	(613)	(1,973)
Loans, tax-exempt	(58)	—	(58)	7	1	8
Securities	2,033	(2,265)	(232)	658	(224)	434
Securities, tax-exempt	(255)	19	(236)	(81)	(6)	(87)
Securities, restricted	(8)	19	11	(5)	13	8
Federal funds sold	(3)	(3)	(6)	15	1	16

Total earning assets	$80	$(2,396)	$(2,316)	$(762)	$(829)	$(1,591)

Checking	$75	$(43)	$32	$192	$94	$286
Money market accounts	(22)	(30)	(52)	(47)	(108)	(155)
Savings accounts	59	(109)	(50)	35	(15)	20
Certificates of deposits:
Less than $100,000	16	(478)	(462)	(229)	(481)	(710)
Greater than $100,000	(309)	(149)	(458)	178	(573)	(395)
Brokered deposits	(96)	(50)	(146)	(147)	41	(106)
Federal funds purchased	—	—	—	(10)	(2)	(12)
Trust preferred capital notes	—	(148)	(148)	—	(53)	(53)
Other borrowings	(6)	7	1	(94)	(145)	(239)

Total interest-bearing liabilities	$(283)	$(1,000)	$(1,283)	$(122)	$(1,242)	$(1,364)

Change in net interest income	$363	$(1,396)	$(1,033)	$(640)	$413	$(227)

Provision for Loan Losses

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The provision for loan losses was $3.6 million, which resulted in a total allowance for loan losses of $13.1 million or 3.41% of total loans at December 31, 2012. This compared to a provision for loan losses of $12.4 million and an allowance for loan losses of $12.9 million, or 3.30% of total loans, at the end of 2011. The lower provision was a result of a decline in specific reserves on impaired loans when comparing the two periods. Nonperforming assets decreased 23% to $14.0 million at December 31, 2012 compared to $18.2 million at December 31, 2011. The reduction was primarily attributable to non-accrual loans decreasing from $11.8 million at the end of 2011 to $8.4 million at the end of 2012. Net charge-offs for the year ended December 31, 2012 declined to $3.4 million from $15.5 million for the same period of 2011. For the year ended December 31, 2011, the provision for loan losses totaled $12.4 million compared to $11.7 million for the year ended December 31, 2010. The increase in the provision for loan losses during 2011 was a result of higher specific reserves on impaired loans and increased historical loss experience.

Noninterest Income

Noninterest income increased 24% to $7.2 million for the year ended December 31, 2012 from $5.8 million for the same period in 2011, primarily from gains on sales of securities. Noninterest income, excluding gains on sales of securities, increased 3% to $5.9 million compared to $5.7 million for the same period one year ago. Revenues from gains on sales of loans and trust and investment advisory fees increased while service charges on deposit accounts and ATM and check card income decreased. In 2011, noninterest income decreased 5% to $5.8 million from $6.1 million in 2010.

Noninterest Expense

Noninterest expense decreased 8% to $19.1 million for the year ended December 31, 2012, compared to $20.7 million for the same period in 2011, primarily from reduced expenses related to OREO. OREO related expenses totaled $1.4 million for the year ended December 31, 2012, a decline of 53%, compared to $3.0 million in 2011. In 2011, noninterest expense increased 1% to $20.7 million compared to $20.6 million for 2010.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2012 and 2011. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and from the full valuation allowance on the Company’s net deferred tax asset. The realization of deferred tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given an uncertain economic outlook, banking industry conditions and other factors. At December 31, 2012, management conducted such an analysis and determined that a full valuation allowance of $6.6 million was prudent given its recent three year cumulative operating loss. For a more detailed discussion of the Company’s tax calculation, see Note 10 to the consolidated financial statements, included in Item 8 of this Form 10-K.

Financial Condition

General

Total assets were $532.7 million at December 31, 2012 compared to $539.1 million at December 31, 2011. The Company’s trust and investment advisory group had assets under management of $236.0 million at December 31, 2012 compared to $217.2 million at December 31, 2011. Assets managed by the trust and investment advisory group are not reflected on the Company’s balance sheet.

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

	Loan Portfolio (in thousands) At December 31,

	2012		2011		2010		2009		2008
Commercial, financial, and agricultural	$23,071	6.01%	$29,446	7.50%	$39,796	9.15%	$52,276	11.79%	$56,354	12.47%
Real estate - construction	43,524	11.35%	48,363	12.32%	52,591	12.09%	55,057	12.42%	63,744	14.10%
Real estate - mortgage:
Residential (1-4 family)	134,964	35.18%	122,339	31.17%	121,506	27.93%	118,675	26.77%	116,821	25.85%
Secured by farmland	5,795	1.51%	6,161	1.57%	6,207	1.43%	1,281	0.29%	1,702	0.38%
Other real estate loans	168,425	43.91%	174,980	44.59%	201,164	46.24%	200,001	45.12%	196,163	43.40%
Consumer	7,144	1.86%	10,085	2.57%	12,879	2.96%	13,776	3.11%	16,202	3.58%
All other loans	671	0.18%	1,066	0.27%	887	0.20%	2,169	0.49%	991	0.22%

Total loans	$383,594	100%	$392,440	100%	$435,030	100%	$443,235	100%	$451,977	100%
Less: allowance for loan losses	13,075		12,937		16,036		7,106		5,650

Loans, net of allowance for loan losses	$370,519		$379,503		$418,994		$436,129		$446,327

There was no category of loans that exceeded 10% of outstanding loans at December 31, 2012 that were not disclosed in the above table.

The following table sets forth the maturities of the loan portfolio at December 31, 2012:

	Remaining Maturities of Selected Loans (in thousands) At December 31, 2012

	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial, financial, and agricultural	$11,434	$10,324	$1,313	$23,071
Real estate construction and land development	30,516	12,463	545	43,524
Real estate - mortgage:
Residential (1-4 family)	15,744	62,458	56,762	134,964
Secured by farmland	5,591	133	71	5,795
Other real estate loans	34,058	116,342	18,025	168,425
Consumer	1,151	5,836	157	7,144
All other loans	204	467	—	671

Total loans	$98,698	$208,023	$76,873	$383,594

For maturities over one year:
Fixed rates	$245,116
Variable rates	39,780

$284,896

Asset Quality

Management classifies non-performing assets as non-accrual loans and other real estate owned (OREO). OREO represent real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or market, less estimated selling costs, and is primarily marketed by the Bank through brokerage channels. The Bank’s OREO, net of valuation allowance, totaled $5.6 million at December 31, 2012 and $6.4 million at December 31, 2011.

Non-performing assets were $14.0 million and $18.2 million at December 31, 2012 and 2011, representing 2.62% and 3.38% of total assets, respectively. Non-performing assets included $8.4 million in non-accrual loans and $5.6 million in OREO, net of the valuation allowance at December 31, 2012. The reduction in non-performing assets was primarily attributable to non-accrual loans decreasing from $11.8 million at the end of 2011 to $8.4 million at the end of 2012. The decline in non-accrual loans is primarily reflective of the conversion of non-accrual loan balances to OREO and the subsequent sale of the collateral securing these loans.

The levels of non-performing assets in 2012 and 2011 were primarily attributable to weak local economic conditions that negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in hotel and mini-storage operations, commercial and residential rental real estate and residential real estate development. At December 31, 2012, 65% of non-performing assets related to commercial real estate loans, 24% to residential development loans and 11% to residential real estate loans. Non-performing assets could increase due to other potential problem loans identified by management. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $44.6 million at December 31, 2012, compared to $45.1 million at December 31, 2011. The amount of other potential problem loans in future periods will be dependent on economic conditions.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $13.1 million at December 31, 2012 and $12.9 million at December 31, 2011, representing 3.41% and 3.30% of total loans, respectively.

Impaired loans totaled $16.9 million at December 31, 2012, a 34% decline from $25.9 million at December 31, 2011. The related allowance for loan losses provided for these loans totaled $1.8 million and $2.4 million at December 31, 2012 and 2011. The average recorded investment in impaired loans during 2012 and 2011 was $21.0 million and $38.2 million, respectively. Included in the impaired loans total are loans classified as troubled debt restructurings (TDRs) totaling $6.3 million and $11.4 million at December 31, 2012 and 2011, respectively. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of December 31, 2012, $1.6 million of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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

	Allowance for Loan Losses (in thousands) At December 31,

	2012	2011	2010	2009	2008
Balance, beginning of period	$12,937	$16,036	$7,106	$5,650	$4,207
Loans charged-off:
Commercial, financial and agricultural	261	348	387	128	198
Real estate-construction and land development	431	2,983	1,225	333	111
Real estate-mortgage
Residential (1-4 family)	761	4,639	132	351	149
Non-farm, non-residential	2,154	7,551	978	12	—
Secured by farmland	—	—	—	—	—
Consumer	186	268	340	318	346
All other loans	—	—	—	—	—

Total loans charged off	$3,793	$15,789	$3,062	$1,142	$804

Recoveries:
Commercial, financial and agricultural	$35	$3	$1	$—	$—
Real estate-construction and land development	1	50	—	—	—
Real estate-mortgage
Residential (1-4 family)	68	6	8	—	—
Non-farm, non-residential	64	—	—	—	—
Secured by farmland	—	—	—	—	—
Consumer	208	251	252	298	253
All other loans	—	—	—	—	—

Total recoveries	$376	$310	$261	$298	$253

Net charge-offs	$3,417	$15,479	$2,801	$844	$551
Provision for loan losses	3,555	12,380	11,731	2,300	1,994

Balance, end of period	$13,075	$12,937	$16,036	$7,106	$5,650

Ratio of net charge-offs during the period to average loans outstanding during the period	0.88%	3.70%	0.63%	0.19%	0.12%

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans.

	Allocation of Allowance for Loan Losses (dollars in thousands) At December 31,

	2012		2011		2010		2009		2008
Commercial, financial and agricultural	$608	6.01%	$963	7.50%	$858	9.15%	$1,167	11.79%	$964	12.47%
Real estate-construction and land development	2,481	11.35%	2,843	12.33%	4,050	12.09%	878	12.42%	719	14.10%
Real estate-mortgage	9,875	80.60%	8,958	77.33%	10,868	75.60%	4,848	72.18%	3,665	69.63%
Consumer	101	1.86%	157	2.57%	248	2.96%	186	3.11%	286	3.58%
All other	10	0.18%	15	0.27%	12	0.20%	27	0.49%	16	0.22%

	$13,075	100.00%	$12,937	100.00%	$16,036	100.00%	$7,106	100.00%	$5,650	100.00%

The following table provides information on the Bank’s non-performing assets at the dates indicated.

	Non-performing Assets (dollars in thousands) At December 31,

	2012	2011	2010	2009	2008
Non-accrual loans	$8,393	$11,841	$10,817	$8,273	$10,058
Foreclosed property	5,590	6,374	3,961	6,261	4,300

Total non-performing assets	$13,983	$18,215	$14,778	$14,534	$14,358

Loans past due 90 days accruing interest	228	459	598	237	1,824

Total non-performing assets and past due loans	$14,211	$18,674	$15,376	$14,771	$16,182

Troubled debt restructurings	$6,326	$11,385	$14,428	$5,641	$1,702

Allowance for loan losses to period end loans	3.41%	3.30%	3.69%	1.60%	1.25%
Non-performing assets to period end loans	3.65%	4.64%	3.40%	3.28%	3.18%

Securities

Securities at December 31, 2012 were $89.5 million, a decrease of $2.2 million or 2%, from $91.7 million at the end of 2011. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of December 31, 2012, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the securities portfolio totaled $2.1 million and $3.2 million at December 31, 2012 and 2011, respectively. Gross unrealized losses totaled $319 thousand and $16 thousand at December 31, 2012 and 2011, respectively. Investments in an unrealized loss position were considered temporarily impaired at December 31, 2012 and 2011.

The following table summarizes the fair value of the Company’s securities portfolio on the dates indicated.

	Securities Portfolio (in thousands) At December 31,

	2012	2011	2010
Securities, available for sale
U.S. agency and mortgage-backed securities	$73,218	$78,876	$46,924
Obligations of state and political subdivisions	16,235	12,676	13,301
Other securities	3	113	195

Total securities	$89,456	$91,665	$60,420

The following table shows the maturities of debt and equity securities at amortized cost and market value at December 31, 2012 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 34% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and re-pricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities available for sale, see Note 2 to the consolidated financial statements, included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis (dollars in thousands) At December 31, 2012

	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Available for sale securities:
U.S. agency and mortgage-backed securities
Amortized cost	$—	$529	$9,188	$62,412	$72,129
Market value	$—	$563	$9,171	$63,484	$73,218
Weighted average yield	0.00%	4.73%	1.75%	2.61%	2.51%

Obligations of state and political subdivisions
Amortized cost	$—	$2,986	$2,884	$9,686	$15,556
Market value	$—	$3,096	$3,033	$10,106	$16,235
Weighted average yield	0.00%	5.24%	5.06%	4.50%	4.75%

Other securities
Amortized cost	$—	$—	$—	$1	$1
Market value	$—	$—	$—	$3	$3
Weighted average yield	0.00%	0.00%	0.00%	0.11%	0.11%

Total portfolio
Amortized cost	$—	$3,515	$12,072	$72,099	$87,686
Market value	$—	$3,659	$12,204	$73,593	$89,456
Weighted average yield (1)	0.00%	5.16%	2.54%	2.86%	2.91%

(1)	Yields on tax-exempt securities have been calculated on a tax-equivalent basis.

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

Deposits

Deposits at December 31, 2012 were $466.9 million, a decrease of $2.3 million, from $469.2 million at December 31, 2011. Non-interest bearing demand deposits increased $3.4 million or 4% to $85.1 million during the year ended December 31, 2012 from $81.7 million at December 31, 2011. Savings and interest-bearing demand deposits increased $23.4 million or 12% to $221.6 million at December 31, 2012 compared to $198.2 million at December 31, 2011. Time deposits, which include brokered deposits, decreased $29.1 million or 15% during the year ended December 31, 2012 to $160.2 million compared to $189.3 million at December 31, 2011.

The following tables include a summary of average deposits and average rates paid and maturities of CD’s greater than $100,000.

	Average Deposits and Rates Paid (dollars in thousands) Year Ended December 31,

	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing deposits	$81,832	—	$81,786	—	$80,696	—

Interest-bearing deposits:
Interest checking	$89,778	0.61%	$74,692	0.69%	$44,641	0.52%
Money market	21,333	0.31%	27,081	0.44%	33,788	0.81%
Savings	96,187	0.47%	87,857	0.57%	81,394	0.59%
Time deposits:
Less than $100,000	87,469	1.50%	86,671	2.05%	96,251	2.59%
Greater than $100,000	71,504	1.73%	88,896	1.91%	82,625	2.53%
Brokered deposits	11,478	0.77%	22,651	1.04%	36,294	0.94%

Total interest-bearing deposits	$377,749	0.98%	$387,848	1.25%	$374,993	1.57%

Total deposits	$459,581		$469,634		$455,689

	Maturities of CD’s Greater than $100,000 (in thousands)

	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2012	$15,547	$7,353	$23,245	$30,446	$76,591

The table above includes brokered deposits greater than $100 thousand.

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

At December 31, 2012, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $123.4 million. At December 31, 2012, 24% or $92.4 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $105.4 million at December 31, 2012, which included $65.2 million available from Federal Home Loan Bank of Atlanta (FHLB), $37.0 million of unsecured federal funds lines of credit with other correspondent banks and $3.2 million available through the Federal Reserve Discount Window. During 2012, other borrowing activity included repayment of two fixed rate advances from FHLB totaling $8.0 million and one maturity totaling $5.0 million.

Trust Preferred Capital Notes

See Note 9 to the consolidated financial statements, included in Item 8 of this Form 10-K, for discussion of trust preferred capital notes.

Contractual Obligations

The impact that contractual obligations as of December 31, 2012 are expected to have on liquidity and cash flow in future periods is as follows:

	Contractual Obligations (in thousands)
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Other borrowings	$6,076	$25	$51	$3,000	$3,000
Operating leases	597	209	276	112	—

Total	$6,673	$234	$327	$3,112	$3,000

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

At December 31, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(in thousands)
	2012	2011
Commitments to extend credit and unfunded commitments under lines of credit	$52,849	$48,892
Stand-by letters of credit	8,306	9,795

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

At December 31, 2012, the Bank had $806 thousand in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. Under present regulations, trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. The Company had a ratio of risk-weighted assets to total capital of 15.34% at December 31, 2012 and a ratio of risk-weighted assets to Tier 1 capital of 14.07%. Both of these exceed both the minimum capital requirement and the minimum to be well capitalized under prompt corrective action provisions adopted by the federal regulatory agencies.

The following table summarizes the Company’s Tier 1 capital, Tier 2 capital, risk-weighted assets and capital ratios at December 31, 2012, 2011 and 2010.

	Analysis of Capital (dollars in thousands) At December 31,

	2012	2011	2010
Tier 1 capital:
Preferred stock	$14,409	$14,263	$14,127
Common stock	6,127	3,695	3,686
Surplus	6,813	1,644	1,582
Retained earnings	18,399	16,503	28,969
Trust preferred securities	9,279	9,279	9,279
Intangible assets	(130)	(153)	(176)

Total Tier 1 Capital	$54,897	$45,231	$57,467
Tier 2 capital:
Allowance for loan losses	4,979	5,128	5,696

Total Risk-Based Capital	$59,876	$50,359	$63,163

Risk-weighted assets	$390,254	$402,396	$445,301

Capital ratios:
Total Risk-Based Capital Ratio	15.34%	12.51%	14.18%
Tier 1 Risk-Based Capital Ratio	14.07%	11.24%	12.91%
Tier 1 Capital to Average Assets	10.47%	8.45%	10.54%

On March 13, 2009, the Company received an investment by the U.S. Treasury through the purchase of the Company’s preferred stock totaling $13.9 million from the Company’s participation in the TARP Capital Purchase Program. As a result of this investment, capital ratios increased during 2009. The Preferred Stock pays a dividend of 5% per annum until March 13, 2014 and 9% thereafter. The Warrant Preferred Stock pays a dividend of 9% per annum. On August 29, 2012, the Treasury sold its preferred stock in the Company to private investors. The Treasury sold all 13,900 shares of Preferred Stock at a price of $882.50 per share and all 695 shares of Warrant Preferred Stock at a price of $912.50 per share. Each series of preferred stock was sold pursuant to an effective shelf registration statement previously filed by the Company with the Securities and Exchange Commission. Terms of the preferred stock did not change as result of the sale to new investors, including dividends which are payable on the full face value.

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

Quarterly Results

The table below lists the Company’s quarterly performance for the years ended December 31, 2012, 2011 and 2010.

	2012
	(in thousands, except per share data)
	Fourth	Third	Second	First	Total
Interest and dividend income	$5,573	$5,771	$5,880	$6,208	$23,432
Interest expense	919	1,035	1,085	1,128	4,167

Net interest income	4,654	4,736	4,795	5,080	19,265
Provision for loan losses	100	805	650	2,000	3,555

Net interest income after provision for loan losses	4,554	3,931	4,145	3,080	15,710
Noninterest income	1,589	1,609	1,462	2,514	7,174
Noninterest expense	5,124	4,657	4,434	4,904	19,119

Income before income taxes	1,019	883	1,173	690	3,765
Income tax expense	76	195	479	215	965

Net income	943	688	694	475	2,800

Net income available to common shareholders	717	462	467	251	1,897

Net income per share, basic and diluted	$0.15	$0.09	$0.16	$0.08	$0.48

	2011
	Fourth	Third	Second	First	Total
Interest and dividend income	$6,270	$6,403	$6,537	$6,438	$25,648
Interest expense	1,138	1,355	1,454	1,503	5,450

Net interest income	5,132	5,048	5,083	4,935	20,198
Provision for loan losses	2,985	5,575	3,550	270	12,380

Net interest income (loss) after provision for loan losses	2,147	(527)	1,533	4,665	7,818
Noninterest income	1,501	1,473	1,485	1,340	5,799
Noninterest expense	6,284	5,388	4,516	4,555	20,743

Income (loss) before income taxes	(2,636)	(4,442)	(1,498)	1,450	(7,126)
Income tax expense (benefit)	5,497	(1,556)	(553)	447	3,835

Net (loss) income	(8,133)	(2,886)	(945)	1,003	(10,961)

Net (loss) income available to common shareholders	(8,357)	(3,110)	(1,168)	780	(11,855)

Net (loss) income per share, basic and diluted	$(2.82)	$(1.05)	$(0.40)	$0.26	$(4.01)

	2010
	Fourth	Third	Second	First	Total
Interest and dividend income	$6,717	$6,790	$6,821	$6,887	$27,215
Interest expense	1,543	1,614	1,719	1,938	6,814

Net interest income	5,174	5,176	5,102	4,949	20,401
Provision for loan losses	9,120	1,200	1,000	411	11,731

Net interest income (loss) after provision for loan losses	(3,946)	3,976	4,102	4,538	8,670
Noninterest income	1,716	1,537	1,489	1,321	6,063
Noninterest expense	7,085	4,535	4,525	4,397	20,542

Income (loss) before income taxes	(9,315)	978	1,066	1,462	(5,809)
Income tax expense (benefit)	(3,250)	284	313	447	(2,206)

Net income (loss)	(6,065)	694	753	1,015	(3,603)

Net income (loss) available to common shareholders	(6,289)	473	532	794	(4,490)

Net income (loss) per share, basic and diluted	$(2.14)	$0.16	$0.18	$0.27	$(1.53)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

To the Shareholders	March 25, 2013
First National Corporation
Strasburg, Virginia

MANAGEMENT’S REPORT REGARDING THE EFFECTIVENESS OF INTERNAL CONTROLS

OVER FINANCIAL REPORTING

The management of First National Corporation (the Company) is responsible for the preparation, integrity and fair presentation of the financial statements included in the annual report as of December 31, 2012. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining an effective internal control structure over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. The internal control system contains monitoring mechanisms, and appropriate actions are taken to correct identified deficiencies. Management believes that internal controls over financial reporting, which are subject to scrutiny by management and the Company’s internal auditor, support the integrity and reliability of the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time.

In order to insure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2012. Management’s assessment did not determine any material weakness within the Company’s internal control structure. The Company’s annual report does not include an attestation report of the Company’s registered public accounting firm, Yount, Hyde & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management’ report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

The 2012 end of year financial statements have been audited by the independent accounting firm of Yount, Hyde & Barbour, P.C. (YHB). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from YHB accompanies the financial statements.

The Board of Directors of the Company, acting through its Audit Committee (the Committee), is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent auditors and approves decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent auditors, and the internal auditor to insure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditor have full and unlimited access to the Audit Committee, with or without the presence of the management of the Company, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

/s/ Scott C. Harvard	/s/ M. Shane Bell
Scott C. Harvard	M. Shane Bell
President	Executive Vice President
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

First National Corporation

Strasburg, Virginia

We have audited the accompanying consolidated balance sheets of First National Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years ended December 31, 2012, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

March 25, 2013

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

December 31, 2012 and 2011

(in thousands, except share and per share data)

	2012	2011
Assets
Cash and due from banks	$7,266	$6,314
Interest-bearing deposits in banks	23,762	23,210
Securities available for sale, at fair value	89,456	91,665
Restricted securities, at cost	1,974	2,775
Loans held for sale	503	274
Loans, net of allowance for loan losses, 2012, $13,075, 2011, $12,937	370,519	379,503
Other real estate owned, net of valuation allowance, 2012, $2,174, 2011, $2,792	5,590	6,374
Premises and equipment, net	18,589	19,598
Accrued interest receivable	1,459	1,620
Bank owned life insurance	9,014	—
Other assets	4,565	7,731

Total assets	$532,697	$539,064

Liabilities & Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$85,118	$81,714
Savings and interest-bearing demand deposits	221,601	198,194
Time deposits	160,198	189,264

Total deposits	$466,917	$469,172
Other borrowings	6,076	19,100
Trust preferred capital notes	9,279	9,279
Accrued interest and other liabilities	5,536	4,417
Commitments and contingencies	—	—

Total liabilities	$487,808	$501,968

Shareholders’ Equity
Preferred stock, $1,000 per share liquidation preference; 14,595 shares issued and outstanding	$14,409	$14,263
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2012, 4,901,464 shares, 2011, 2,955,649 shares	6,127	3,695
Surplus	6,813	1,644
Retained earnings	18,399	16,503
Accumulated other comprehensive income (loss), net	(859)	991

Total shareholders’ equity	$44,889	$37,096

Total liabilities and shareholders’ equity	$532,697	$539,064

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Operations

Three Years Ended December 31, 2012

(in thousands, except per share data)

	2012	2011	2010
Interest and Dividend Income
Interest and fees on loans	$21,062	$22,907	$24,874
Interest on federal funds sold	12	18	2
Interest on deposits in banks	30	18	15
Interest and dividends on securities available for sale:
Taxable interest	1,924	2,152	1,722
Tax-exempt interest	327	483	541
Dividends	77	70	61

Total interest and dividend income	$23,432	$25,648	$27,215

Interest Expense
Interest on deposits	$3,707	$4,843	$5,903
Interest on federal funds purchased	—	—	12
Interest on trust preferred capital notes	238	386	439
Interest on other borrowings	222	221	460

Total interest expense	$4,167	$5,450	$6,814

Net interest income	$19,265	$20,198	$20,401
Provision for loan losses	3,555	12,380	11,731

Net interest income after provision for loan losses	$15,710	$7,818	$8,670

Noninterest Income
Service charges on deposit accounts	$2,127	$2,237	$2,618
ATM and check card fees	1,481	1,535	1,432
Trust and investment advisory fees	1,450	1,407	1,244
Fees for other customer services	390	369	327
Net gains (losses) on sale of securities available for sale	1,285	59	(7)
Net gains on sale of premises and equipment	2	—	—
Net gains on sale of loans	214	131	263
Other operating income	225	61	205

Total noninterest income	$7,174	$5,799	$6,082

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Operations

(Continued)

Three years ended December 31, 2012

(in thousands, except per share data)

	2012	2011	2010
Noninterest Expense
Salaries and employee benefits	$9,590	$9,460	$9,080
Occupancy	1,343	1,354	1,389
Equipment	1,208	1,272	1,372
Marketing	430	425	503
Stationery and supplies	308	323	375
Legal and professional fees	975	969	802
ATM and check card fees	649	661	827
FDIC assessment	709	768	730
Bank franchise tax	260	416	426
Telecommunications expense	245	300	289
Data processing expense	347	306	256
Other real estate owned expense	443	572	242
Provision for other real estate owned	1,190	1,558	2,640
Net (gains) losses on sale of other real estate owned	(278)	910	19
Other operating expense	1,700	1,449	1,611

Total noninterest expense	$19,119	$20,743	$20,561

Income (loss) before income taxes	$3,765	$(7,126)	$(5,809)
Income tax provision (benefit)	965	3,835	(2,206)

Net income (loss)	$2,800	$(10,961)	$(3,603)

Effective dividend and accretion on preferred stock	903	894	887

Net income (loss) available to common shareholders	$1,897	$(11,855)	$(4,490)

Earnings (loss) per common share, basic and diluted	$0.48	$(4.01)	$(1.53)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

Three years ended December 31, 2012

(in thousands)

	2012	2011	2010
Net income (loss)	$2,800	$(10,961)	$(3,603)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities (net of tax, $0, $0 and $146)	(111)	1,774	(286)
Reclassification adjustment (net of tax, $0, $0 and $2)	(1,285)	(59)	5
Pension liability adjustment (net of tax, $0, $0 and $129)	(454)	(898)	(250)
Deferred tax adjustment	—	40	—

Other comprehensive income (loss) (net of tax, $0, $0 and $273)	$(1,850)	$857	$(531)

Total comprehensive income (loss)	$950	$(10,104)	$(4,134)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three years ended December 31, 2012

(in thousands)

	2012	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$2,800	$(10,961)	$(3,603)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,110	1,184	1,225
Origination of loans held for sale	(8,627)	(8,408)	(16,371)
Proceeds from sale of loans held for sale	8,612	8,536	16,573
Net gains on sales of loans	(214)	(131)	(263)
Provision for loan losses	3,555	12,380	11,731
Provision for other real estate owned	1,190	1,558	2,640
Net (gains) losses on sale of securities available for sale	(1,285)	(59)	7
Net gains on sale of premises and equipment	(2)	—	—
Net (gains) losses on sale of other real estate owned	(278)	910	19
Income from bank owned life insurance	(14)	—	—
Accretion of discounts and amortization of premiums on securities, net	885	511	330
Compensation expense for ESOP shares allocated	—	—	42
Deferred income tax expense (benefit)	—	6,442	(3,986)
Changes in assets and liabilities:
Decrease in interest receivable	161	47	43
(Increase) decrease in other assets	3,620	(1,186)	435
Increase (decrease) in accrued expenses and other liabilities	705	(387)	(1,521)

Net cash provided by operating activities	$12,218	$10,436	$7,301

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$26,158	$3,532	$1,509
Proceeds from redemption of restricted securities	831	378	273
Proceeds from maturities, calls, and principal payments of securities available for sale	29,121	23,176	12,716
Purchases of securities available for sale	(54,096)	(56,690)	(15,278)
Purchases of restricted securities	(30)	—	—
(Increase) decrease in federal funds sold	—	7,500	(7,500)
Purchase of premises and equipment	(553)	(472)	(379)
Proceeds from sale of premises and equipment	2	—	—
Proceeds from sale of other real estate owned	5,438	3,321	2,506
Purchase of bank owned life insurance	(9,000)	—	—
Net (increase) decrease in loans	(149)	18,994	2,539

Net cash used in investing activities	$(2,278)	$(261)	$(3,614)

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three years ended December 31, 2012

(in thousands)

	2012	2011	2010
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$26,811	$22,259	$30,492
Net decrease in time deposits	(29,066)	(16,587)	(30,878)
Proceeds from other borrowings	2	42,002	23,602
Principal payments on other borrowings	(13,026)	(43,024)	(23,666)
Net proceeds from issuance of common stock	7,601	—	—
Cash dividends paid on common stock	—	(540)	(1,433)
Cash dividends paid on preferred stock	(758)	(758)	(758)
Shares issued to leveraged ESOP	—	—	(26)

Net cash provided by (used in) financing activities	$(8,436)	$3,352	$(2,667)

Increase in cash and cash equivalents	$1,504	$13,527	$1,020

Cash and cash equivalents, beginning of year	29,524	15,997	14,977

Cash and cash equivalents, end of year	$31,028	$29,524	$15,997

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,247	$5,635	$7,088

Income taxes	$1,010	$—	$3,671

Supplemental Disclosures of Noncash Transactions
Unrealized gains (losses) on securities available for sale	$1,425	$1,715	$(425)

Transfer from loans to other real estate owned	$5,578	$8,117	$2,865

Change in pension liability	$454	$898	$379

Issuance of common stock dividend reinvestment plan	$—	$71	$212

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three years ended December 31, 2012

(in thousands, except share and per share data)

						Accumulated
					Unearned	Other
	Preferred Stock	Common Stock	Surplus	Retained Earnings	ESOP Shares	Comprehensive Income (Loss)	Total
Balance, December 31, 2009	$13,998	$3,664	$1,418	$35,104	$(42)	$665	$54,807
Net loss	—	—	—	(3,603)	—	—	(3,603)
Other comprehensive loss	—	—	—	—	—	(531)	(531)
Shares acquired by leveraged ESOP	—	—	(26)	—	42	—	16
Cash dividends on common stock ($0.56 per share)	—	—	—	(1,645)	—	—	(1,645)
Issuance of 17,180 shares common stock, dividend reinvestment plan	—	22	190	—	—	—	212
Cash dividends on preferred stock	—	—	—	(758)	—	—	(758)
Accretion on preferred stock discount	129	—	—	(129)	—	—	—

Balance, December 31, 2010	$14,127	$3,686	$1,582	$28,969	$—	$134	$48,498

					Accumulated
					Other
	Preferred Stock	Common Stock	Surplus	Retained Earnings	Comprehensive Income	Total
Balance, December 31, 2010	$14,127	$3,686	$1,582	$28,969	$134	$48,498
Net loss	—	—	—	(10,961)	—	(10,961)
Other comprehensive income	—	—	—	—	857	857
Cash dividends on common stock ($0.20 per share)	—	—	—	(611)	—	(611)
Issuance of 6,748 shares common stock, dividend reinvestment plan	—	9	62	—	—	71
Cash dividends on preferred stock	—	—	—	(758)	—	(758)
Accretion on preferred stock discount	136	—	—	(136)	—	—

Balance, December 31, 2011	$14,263	$3,695	$1,644	$16,503	$991	$37,096

					Accumulated
					Other
	Preferred Stock	Common Stock	Surplus	Retained Earnings	Comprehensive Income (Loss)	Total
Balance, December 31, 2011	$14,263	$3,695	$1,644	$16,503	$991	$37,096
Net income	—	—	—	2,800	—	2,800
Other comprehensive loss	—	—	—	—	(1,850)	(1,850)
Issuance of common stock, net of offering costs	—	2,432	5,169	—	—	7,601
Cash dividends on preferred stock	—	—	—	(758)	—	(758)
Accretion on preferred stock discount	146	—	—	(146)	—	—

Balance, December 31, 2012	$14,409	$6,127	$6,813	$18,399	$(859)	$44,889

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, valuation of deferred tax assets and liabilities, valuation of other real estate owned, pension obligations and other-than-temporary impairment of securities.

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

Securities

Investments in debt securities with readily determinable fair values are classified as either held to maturity, available for sale (AFS) or trading based on management’s intent. Currently, all of the Company’s debt securities are classified as AFS. Equity investments in the FHLB, the Federal Reserve Bank of Richmond and Community Bankers Bank are separately classified as restricted securities and are carried at cost. AFS securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains or losses on the sale of securities are recorded on the trade date using the amortized cost of the specific security sold.

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

For equity securities carried at cost as restricted securities, impairment is considered to be other-than-temporary based on the Company’s ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in income. The Company regularly reviews each security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

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

Any unsecured loan that is deemed uncollectible is charged-off in full. Any secured loan that is considered by management to be uncollectible is partially charged-off and carried at the fair value of the collateral less estimated selling costs. This charge-off policy applies to all loan segments.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $500 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential and certain small commercial loans that are less than $500 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below.

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $6.3 million and $11.4 million in loans classified as TDRs as of December 31, 2012 and 2011, respectively.

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

The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of the collateral, overall portfolio quality and review of specific potential losses. The evaluation also considers the following risk characteristics of each loan portfolio class:

•	Residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

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

•

Consumer loans carry risk associated with the continued creditworthiness of the borrower and the value of the collateral, i.e. rapidly depreciating assets such as automobiles, or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy, or other changes in circumstances.

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. For collateral dependent loans, an updated appraisal is ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions among other considerations.

The general component relates to loans that are not considered impaired. These unimpaired loans are segregated by loan segment and allowance factors are assigned by management based on a three-year loss history, delinquencies, national and local economic trends, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, concentrations of credit, quality of the loan review system and the effect of external factors such as competition and regulatory requirements. The factors assigned differ by loan segment. The general component acknowledges estimated losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor.

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included in other real estate owned expenses.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There was no liability for unrecognized tax benefits as of December 31, 2012 and 2011. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the consolidated statement of operations.

Trust and Asset Management Department

Securities and other property held by the Trust and Asset Management Department in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Earnings Per Common Share

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged Employee Stock Ownership Plan (ESOP) are not considered to be outstanding. See Note 12 for further information on the Company’s ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per common share were 3,944,506, 2,953,344 and 2,939,561 for the years ended December 31, 2012, 2011 and 2010, respectively.

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense incurred for 2012, 2011 and 2010 was $364 thousand, $368 thousand and $398 thousand, respectively.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments require that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments did not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per common share. The amendments in this ASU were applied retrospectively. The amendments were effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company adopted this guidance effective 2012, and elected to present two separate but consecutive financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of states and political subdivisions and corporate equity securities. Amortized costs and fair values of securities available for sale at December 31, 2012 and 2011, were as follows:

	2012
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$72,129	$1,325	$(236)	$73,218
Obligations of states and political subdivisions	15,556	762	(83)	16,235
Corporate equity securities	1	2	—	3

	$87,686	$2,089	$(319)	$89,456

	2011
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$76,549	$2,343	$(16)	$78,876
Obligations of states and political subdivisions	11,895	781	—	12,676
Corporate equity securities	26	87	—	113

	$88,470	$3,211	$(16)	$91,665

At December 31, 2012 and 2011, investments in an unrealized loss position that are temporarily impaired were as follows:

	2012
			(in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$19,612	$(236)	$—	$—	$19,612	$(236)
Obligations of states and political subdivisions	4,287	(83)	—	—	4,287	(83)

	$23,899	$(319)	$—	$—	$23,899	$(319)

	2011
			(in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$3,955	$(16)	$—	$—	$3,955	$(16)

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

At December 31, 2012, there were twelve U.S. agency and mortgage-backed securities and nine obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.6 years at December 31, 2012. At December 31, 2011, there were three U.S. agency and mortgage-backed securities in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.3 years at December 31, 2011.

The amortized cost and fair value of securities available for sale at December 31, 2012 by contractual maturity are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

	(in thousands)
	Amortized	Fair
	Cost	Value
Due within one year	$—	$—
Due after one year through five years	3,515	3,659
Due after five years through ten years	12,072	12,204
Due after ten years	72,098	73,590
Corporate equity securities	1	3

	$87,686	$89,456

Proceeds from sales, calls and maturities of securities available for sale during 2012, 2011 and 2010 were $36.3 million, $14.9 million and $4.4 million, respectively. Gross gains of $1.3 million, $65 thousand and $13 thousand were realized on those sales during 2012, 2011 and 2010, respectively. Gross losses of $6 thousand and $20 thousand were realized on those sales during 2011 and 2010 respectively. There were no gross losses realized in 2012.

Securities having a book value of $24.0 million and $25.3 million at December 31, 2012 and 2011 were pledged to secure public deposits and for other purposes required by law.

Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012, and no impairment has been recognized. Restricted securities are not part of the available for sale securities portfolio.

The composition of restricted securities at December 31, 2012 and December 31, 2011 was as follows:

	(in thousands)
	December 31, 2012	December 31, 2011
Federal Home Loan Bank stock	$1,078	$1,910
Federal Reserve Bank stock	846	815
Community Bankers’ Bank stock	50	50

	$1,974	$2,775

Note 3. Loans

Loans at December 31, 2012 and 2011 are summarized as follows:

	(in thousands)
	2012	2011
Real estate loans:
Construction and land development	$43,524	$48,363
Secured by 1-4 family residential	134,964	122,339
Other real estate loans	174,220	181,141
Commercial and industrial	23,071	29,446
Consumer and other loans	7,815	11,151

Total loans	$383,594	$392,440
Allowance for loan losses	13,075	12,937

Loans, net	$370,519	$379,503

Consumer and other loans included $153 thousand and $325 thousand of demand deposit overdrafts at December 31, 2012 and 2011, respectively.

The following tables provide a summary of loan classes and an aging of past due loans as of December 31, 2012 and 2011:

	December 31, 2012
	(in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$77	$701	$89	$867	$42,657	$43,524	$646	$—
1-4 family residential	2,741	—	476	3,217	131,747	134,964	968	129
Other real estate loans	1,347	686	1,476	3,509	170,711	174,220	6,752	—
Commercial and industrial	428	408	99	935	22,136	23,071	14	99
Consumer and other loans	43	5	8	56	7,759	7,815	13	—

Total	$4,636	$1,800	$2,148	$8,584	$375,010	$383,594	$8,393	$228

	December 31, 2011
	(in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$2,267	$1,029	$235	$3,531	$44,832	$48,363	$235	$—
1-4 family residential	4,179	471	688	5,338	117,001	122,339	3,043	98
Other real estate loans	3,863	562	722	5,147	175,994	181,141	8,367	361
Commercial and industrial	950	93	5	1,048	28,398	29,446	163	—
Consumer and other loans	94	19	14	127	11,024	11,151	33	—

Total	$11,353	$2,174	$1,664	$15,191	$377,249	$392,440	$11,841	$459

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to the risk grading of specified classes of loans. The Company utilizes a risk grading matrix to assign a rating to each of its loans. The loan ratings are summarized into the following categories: pass, special mention, substandard, doubtful and loss. Pass rated loans include all risk rated credits other than those included in special mention, substandard or doubtful. Loans classified as loss are charged-off. Loan officers assign risk grades to loans at origination and as renewals arise. The Bank’s Credit Administration department reviews risk grades for accuracy on a quarterly basis and as credit issues arise. In addition, a certain amount of loans are reviewed each year through the Company’s internal and external loan review process. A description of the general characteristics of the loan grading categories is as follows:

Pass – Loans classified as pass exhibit acceptable operating trends, balance sheet trends, and liquidity. Sufficient cash flow exists to service the loan. All obligations have been paid by the borrower in an as agreed manner.

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of December 31, 2012 and 2011:

	December 31, 2012 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$22,384	$5,176	$15,964	$—	$43,524
Secured by 1-4 family residential	120,692	6,055	8,217	—	134,964
Other real estate loans	134,701	14,513	25,006	—	174,220
Commercial and industrial	18,831	798	3,442	—	23,071
Consumer and other loans	7,743	72	—	—	7,815

Total	$304,351	$26,614	$52,629	$—	$383,594

	December 31, 2011 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$23,172	$7,504	$17,452	$235	$48,363
Secured by 1-4 family residential	108,240	5,645	8,266	188	122,339
Other real estate loans	138,255	17,123	22,348	3,415	181,141
Commercial and industrial	23,451	949	4,976	70	29,446
Consumer and other loans	11,058	79	—	14	11,151

Total	$304,176	$31,300	$53,042	$3,922	$392,440

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 were as follows:

		(in thousands)
	2012	2011	2010
Balance at beginning of year	$12,937	$16,036	$7,106
Provision charged to operating expense	3,555	12,380	11,731
Loan recoveries	376	310	261
Loan charge-offs	(3,793)	(15,789)	(3,062)

Balance at end of year	$13,075	$12,937	$16,036

The following tables present, as of December 31, 2012 and 2011, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology.

	December 31, 2012
	(in thousands)
	Commercial and Industrial	Other Real Estate	Construction and Land Development	Secured by 1-4 Family Residential	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2011	$963	$5,192	$2,843	$3,766	$173	$12,937
Charge-offs	(261)	(2,154)	(431)	(761)	(186)	(3,793)
Recoveries	35	64	1	68	208	376
Provision for loan losses	(129)	3,061	68	639	(84)	3,555

Ending Balance, December 31, 2012	$608	$6,163	$2,481	$3,712	$111	$13,075

Ending Balance:
Individually evaluated for impairment	35	930	567	306	—	1,838
Collectively evaluated for impairment	573	5,233	1,914	3,406	111	11,237

Loans:
Ending Balance	23,071	174,220	43,524	134,964	7,815	383,594

Individually evaluated for impairment	160	10,528	2,516	3,776	—	16,980
Collectively evaluated for impairment	22,911	163,692	41,008	131,188	7,815	366,614

	December 31, 2011
	(in thousands)
	Commercial and Industrial	Other Real Estate	Construction and Land Development	Secured by 1-4 Family Residential	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2010	$858	$9,187	$4,050	$1,681	$260	$16,036
Charge-offs	(348)	(7,551)	(2,983)	(4,369)	(268)	(15,789)
Recoveries	3	—	50	6	251	310
Provision for loan losses	450	3,556	1,726	6,718	(70)	12,380

Ending Balance, December 31, 2011	$963	$5,192	$2,843	$3,766	$173	$12,937

Ending Balance:
Individually evaluated for impairment	309	351	930	848	—	2,438
Collectively evaluated for impairment	654	4,841	1,913	2,918	173	10,499

Loans:
Ending Balance	29,446	181,141	48,363	122,339	11,151	392,440

Ending Balance:
Individually evaluated for impairment	480	10,940	7,640	6,860	—	25,920
Collectively evaluated for impairment	28,966	170,201	40,723	115,479	11,151	366,520

Impaired loans and the related allowance at December 31, 2012, 2011 and 2010, were as follows:

	December 31, 2012
	(in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,947	$622	$1,894	$2,516	$567	$5,691	$99
Secured by 1-4 family	4,706	1,690	2,086	3,776	306	4,821	163
Other real estate loans	14,861	4,886	5,642	10,528	930	10,148	276
Commercial and industrial	161	—	160	160	35	330	10
Consumer and other loans	—	—	—	—	—	—	—

Total	$22,675	$7,198	$9,782	$16,980	$1,838	$20,990	$548

	December 31, 2011
	(in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$8,106	$3,531	$4,109	$7,640	$930	$7,077	$367
Secured by 1-4 family	8,566	3,495	3,365	6,860	848	6,519	301
Other real estate loans	15,165	8,135	2,805	10,940	351	23,918	396
Commercial and industrial	480	—	480	480	309	660	27
Consumer and other loans	—	—	—	—	—	—	—

Total	$32,317	$15,161	$10,758	$25,920	$2,438	$38,174	$1,091

	December 31, 2010
	(in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$10,440	$1,217	$8,492	$9,709	$3,006	$2,920	$374
Secured by 1-4 family	5,701	595	5,087	5,682	536	795	222
Other real estate loans	29,480	7,904	20,522	28,426	5,020	18,432	1,345
Commercial and industrial	48	—	48	48	36	163	4
Consumer and other loans	—	—	—	—	—	—	—

Total	$45,669	$9,716	$34,149	$43,865	$8,597	$22,310	$1,945

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table. The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on non-accrual loans.

As of December 31, 2012, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $6.3 million. At December 31, 2012, $1.6 million of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $11.4 million in TDRs at December 31, 2011, $4.8 million of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. The following table provides further information regarding loans modified under TDRs during the year ended December 31, 2012 and 2011:

	For the year ended December 31, 2012			For the year ended December 31, 2011
	(dollars in thousands)			(dollars in thousands)
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Real estate loans:
Construction	—	$—	$—	1	$701	$357
Secured by 1-4 family	1	183	183	4	2,667	2,667
Other real estate loans	1	2,426	2,426	14	12,829	12,855
Commercial and industrial	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—

Total	2	$2,609	$2,609	19	$16,197	$15,879

For the year ended December 31, 2012, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. The table below shows troubled debt restructurings that subsequently defaulted within twelve months of the loan modification for the year ended December 31, 2011:

	December 31, 2011
	(dollars in thousands)
	Number of Contracts	Recorded investment
Real estate loans:
Construction and land development	1	$235
Secured by 1-4 family	—	—
Other real estate loans	3	361
Commercial and industrial	—	—
Consumer and other loans	—	—

Total	4	$596

Management defines default as over ninety days past due during the twelve month period subsequent to the modification.

Non-accrual loans excluded from impaired loan disclosure amounted to $13 thousand, $103 thousand and $2 thousand at December 31, 2012, 2011 and 2010, respectively. If interest on these loans had been accrued, such income would have approximated $1 thousand and $4 thousand for 2012 and 2011, respectively. For 2010, there was no income that would have been accrued on these loans.

Note 5. Other Real Estate Owned

At December 31, 2012 and 2011, other real estate owned (OREO) totaled $5.6 million and $6.4 million, respectively. OREO was primarily comprised of residential lots, raw land, non-residential properties and residential properties associated with commercial relationships, and are located primarily in the Commonwealth of Virginia. Changes in the balance for OREO are as follows:

	(in thousands)
	2012	2011
Balance at the beginning of year, gross	$9,166	$7,387
Transfers from loans	5,578	8,117
Charge-offs	(1,808)	(2,107)
Sales proceeds	(5,438)	(3,321)
Gain (loss) on disposition	268	(910)
Depreciation	(2)	—
Balance at the end of year, gross	7,764	9,166
Less: allowance for losses	(2,174)	(2,792)

Balance at the end of year, net	$5,590	$6,374

Changes in the allowance for OREO losses are as follows:

		(in thousands)
	2012	2011	2010
Balance at beginning of year	$2,792	$3,341	$994
Provision for losses	1,190	1,558	2,640
Charge-offs, net	(1,808)	(2,107)	(293)

Balance at end of year	$2,174	$2,792	$3,341

Net expenses applicable to OREO, other than the provision for losses, were $443 thousand, $572 thousand and $242 thousand for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 6. Premises and Equipment

Premises and equipment are summarized as follows at December 31, 2012 and 2011:

	(in thousands)
	2012	2011
Land	$4,397	$4,397
Buildings and leasehold improvements	15,954	15,914
Furniture and equipment	9,997	9,832
Construction in process	790	1,054

	$31,138	$31,197
Less accumulated depreciation	12,549	11,599

	$18,589	$19,598

Depreciation expense included in operating expenses for 2012, 2011 and 2010 was $1.1 million, $1.2 million and $1.2 million, respectively.

Note 7. Deposits

The aggregate amount of time deposits, in denominations of $100 thousand or more, was $76.6 million and $97.9 million at December 31, 2012 and 2011, respectively.

The Bank obtains certain deposits through the efforts of third-party brokers. At December 31, 2012 and 2011, brokered deposits totaled $8.8 million and $14.4 million, respectively, and were included in time deposits on the Company’s consolidated financial statements.

At December 31, 2012, the scheduled maturities of time deposits were as follows:

(in thousands)
2013	$95,940
2014	31,867
2015	14,442
2016	14,410
2017	3,539

$160,198

Note 8. Other Borrowings

The Bank had unused lines of credit totaling $105.4 million and $96.8 million available with non-affiliated banks at December 31, 2012 and 2011, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta in which the Bank can borrow up to 19% of its assets. The unused line of credit with FHLB totaled $65.2 million at December 31, 2012.

At December 31, 2012 and 2011, the Bank had borrowings from the Federal Home Loan Bank system totaling $6.0 million and $19.0 million, respectively, which mature through December 28, 2018. The interest rate on these borrowings ranged from 1.78% to 2.04% and the weighted average rate was 1.91% at December 31, 2012. The interest rate on these borrowings ranged from 1.25% to 2.04% and the weighted average rate was 1.66% at December 31, 2011. The Bank also had a letter of credit from the Federal Home Loan Bank totaling $30.0 million at December 31, 2012 and 2011, respectively. The Bank had collateral pledged on these borrowings and letter of credit at December 31, 2012 and 2011 including real estate loans totaling $100.0 million and $107.8 million, respectively, and Federal Home Loan Bank stock with a book value of $1.1 million and $1.9 million, respectively.

At December 31, 2012 and 2011, the Bank had a $76 thousand and $100 thousand, respectively, note payable, secured by a deed of trust, for land purchased to construct a banking office, which requires monthly payments of $2 thousand, and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

The contractual maturities of other borrowings at December 31, 2012 were as follows:

(in thousands)
2013	$25
2014	25
2015	26
2016	—
2017	3,000
2018 and thereafter	3,000

$6,076

Note 9. Trust Preferred Capital Notes

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2012 and 2011 was 2.91% and 3.16%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2012 and 2011 was 1.96% and 1.97%, respectively. The securities have a mandatory redemption date of October 1, 2036, and are subject to varying call provisions beginning October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2012 and 2011, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

Note 10. Income Taxes

The Company is subject to U.S. federal income tax as well as bank franchise tax in the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2009.

Net deferred tax assets consisted of the following components at December 31, 2012 and 2011:

	(in thousands)
	2012	2011
Deferred Tax Assets
Allowance for loan losses	$4,446	$4,399
Allowance for other real estate owned	760	949
Interest on non-accrual loans	266	218
Unfunded pension liability	894	740
Split dollar liability	391	398
Gain on other real estate owned	990	1,085
Other	122	236

	$7,869	$8,025

Deferred Tax Liabilities
Depreciation	$674	$728
Securities available for sale	601	1,057
Discount accretion	3	10
Loan origination costs, net	30	105

	$1,308	$1,900

Valuation allowance	6,561	6,125

Net deferred tax assets	$—	$—

As of December 31, 2012, the Company had recorded a full valuation allowance on its net deferred tax assets (DTAs). The realization of DTAs is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified. The Company’s positive evidence considered in support of its use of forecasted future earnings as a source of realizing DTAs was insufficient to overcome the negative evidence associated with its pre-tax cumulative loss position. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given an uncertain economic outlook, banking industry conditions and other factors. At December 31, 2012, management concluded that it is more likely than not that its full net deferred tax assets will not be realized and maintained a valuation allowance of $6.6 million.

The provision (benefit) for income taxes for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	(in thousands)
	2012	2011	2010
Current tax expense (benefit)	$965	$(2,607)	$1,780
Deferred tax expense (benefit)	—	6,442	(3,986)

	$965	$3,835	$(2,206)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2012, 2011 and 2010, due to the following:

	(in thousands)
	2012	2011	2010
Computed tax expense (benefit) at statutory federal rate	$1,280	$(2,423)	$(1,975)
Increase (decrease) in income taxes from deferred tax valuation allowance	(167)	6,442	—
Decrease in income taxes resulting from:
Tax-exempt interest and dividend income	(125)	(186)	(197)
Other	(23)	2	(34)

	$965	$3,835	$(2,206)

Note 11. Funds Restrictions and Reserve Balance

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. The Bank’s retained net loss for the year ended December 31, 2012, combined with its retained net loss of the two preceding years totaled $15.7 million. As a result, the Bank could not transfer funds to the Company without prior regulatory approval at December 31, 2012.

The Bank must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2012 and 2011, the aggregate amounts of daily average required balances were approximately $3.0 million and $2.1 million, respectively.

Note 12. Benefit Plans

Pension Plan

The Bank has a noncontributory, defined benefit pension plan for all full-time employees over 21 years of age with at least one year of credited service, and hired prior to May 1, 2011. Effective May 1, 2011, the plan was frozen to new participants. Only individuals employed on or before April 30, 2011 are eligible to become participants in the plan upon satisfaction of the eligibility requirements. Benefits are generally based upon years of service and average compensation for the five highest-paid consecutive years of service. The Bank’s funding practice has been to make at least the minimum required annual contribution permitted by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.

The following table provides a reconciliation of the changes in the plan benefit obligation and the fair value of assets for the periods ended December 31, 2012, 2011 and 2010.

	(in thousands)
	2012	2011	2010
Change in Benefit Obligation
Benefit obligation, beginning of year	$5,995	$5,588	$4,747
Service cost	427	359	307
Interest cost	269	307	284
Actuarial loss	725	871	565
Benefits paid	(172)	(1,097)	(315)
Gain due to settlement	—	(33)	—

Benefit obligation, end of year	$7,244	$5,995	$5,588

Changes in Plan Assets
Fair value of plan assets, beginning of year	$3,454	$4,284	$3,921
Actual return on plan assets	458	27	478
Employer contributions	306	240	200
Benefits paid	(172)	(1,097)	(315)

Fair value of assets, end of year	$4,046	$3,454	$4,284

Funded Status, end of year	$(3,198)	$(2,541)	$(1,303)

Amount Recognized in Other Liabilities	$(3,198)	$(2,541)	$(1,303)

Amounts Recognized in Accumulated Other Comprehensive Loss, net of tax
Net loss	$2,629	$2,173	$1,271
Prior service cost	—	2	6
Deferred income tax benefit	—	—	(434)

Amount recognized	$2,629	$2,175	$843

Weighted Average Assumptions Used to Determine Benefit Obligation
Discount rate used for disclosure	4.00%	4.50%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	4.00%	4.00%

	(in thousands)
	2012	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$427	$359	$307
Interest cost	269	307	284
Expected return on plan assets	(275)	(342)	(313)
Amortization of prior service cost	2	4	3
Amortization of net obligation at transition	—	—	(4)
Recognized net loss due to settlement	—	212	—
Recognized net actuarial loss	86	38	21

Net periodic benefit cost	$509	$578	$298

Other Changes in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive (Income) Loss
Net loss	$456	$902	$378
Amortization of prior service cost	(2)	(4)	(3)
Amortization of net obligation at transition	—	—	4

Total recognized in accumulated other comprehensive income (loss)	$454	$898	$379

Total Recognized in Net Periodic Benefit Cost and Accumulated Other Comprehensive Income (Loss)	$963	$1,476	$677

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	4.50%	5.50%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	4.00%	4.00%

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

The pension plan’s weighted-average asset allocations at the end of the plan year for 2012 and 2011, by asset category were as follows:

	2012	2011
Asset Category
Mutual funds - fixed income	25%	41%
Mutual funds - equity	75%	59%

Total	100%	100%

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 25% fixed income and 75% equities. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance for the implementation of the plan’s investment strategy. The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

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

The pension financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

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

The following tables set forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2012 and 2011:

	Fair Value Measurements at December 31, 2012
	(in thousands)
	Total	Level 1	Level 2	Level 3
Fixed income funds	$1,023	$1,023	—	—
Equity funds	3,023	3,023	—	—

Total	$4,046	$4,046	$—	$—

	Fair Value Measurements at December 31, 2011
	(in thousands)
	Total	Level 1	Level 2	Level 3
Fixed income funds	$1,409	$1,409	—	—
Equity funds	2,045	2,045	—	—

Total	$3,454	$3,454	$—	$—

The Company made cash contributions of $306 thousand and $240 thousand during the years ended December 31, 2012 and 2011, respectively, and expects to contribute $500 thousand during the year ended December 31, 2013. The accumulated benefit obligation for the defined benefit pension plan was $5.1 million and $4.2 million at December 31, 2012 and 2011, respectively.

Estimated future benefit payments, which reflect expected future service, as appropriate, were as follows at December 31, 2012:

(in thousands)
2013	$519
2014	133
2015	350
2016	233
2017	232
Years 2018-2022	1,384

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution for eligible employees hired on or after May 1, 2011. This contribution is allocated based on years of service to participants who were hired on or after May 1, 2011 who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. The amount that the Company matches is contributed for the benefit of the respective employee to the employee stock ownership plan (ESOP). All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2012, 2011 and 2010, expense attributable to the Plan amounted to $219 thousand, $200 thousand and $164 thousand, respectively.

Employee Stock Ownership Plan

On January 1, 2000, the Company established an employee stock ownership plan. The ESOP provides an opportunity for the Company to award shares of First National Corporation stock to employees at its discretion. Employees are eligible to participate in the ESOP effective immediately upon beginning service with the Company. Participants become 100% vested after two years of credited service. In addition to the 401(k) matching contributions made by the Company to the ESOP, the Board of Directors may make discretionary contributions, within certain limitations prescribed by federal tax regulations. There was no compensation expense for the ESOP for the years ended December 31, 2012, 2011 and 2010. Shares of the Company held by the ESOP at December 31, 2012, 2011 and 2010, were 134,609, 65,633 and 53,167, respectively.

Until April 26, 2010, the ESOP operated as a leveraged ESOP. The ESOP’s debt was incurred when the Company loaned the ESOP $570 thousand from the proceeds the Company received from its bank note payable. The ESOP shares initially were pledged as collateral for its debt. As the debt was repaid, shares were released from collateral and allocated to employees, based on the proportion of debt service paid in the year. The shares were deducted from shareholders’ equity as unearned ESOP shares in the accompanying consolidated balance sheets. As shares were released from collateral, the Company reported compensation expense equal to the current market price of the shares, and the shares became outstanding for EPS computations. Dividends on allocated ESOP shares were recorded as a reduction of retained earnings; dividends on unallocated ESOP shares were recorded as a reduction of debt and accrued interest. The ESOP’s debt was repaid on April 26, 2010. Therefore, the ESOP is no longer operating as a leveraged ESOP.

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

Accounting guidance requires a company to recognize an obligation over the director’s service period based upon the substantive agreement with the director such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The related effect on net income recognized during the years ended December 31, 2012, 2011 and 2010 was a benefit of $21 thousand, expense of $104 thousand, and a benefit of $36 thousand, respectively.

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

At December 31, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(in thousands)
	2012	2011
Commitments to extend credit and unfunded commitments under lines of credit	$52,849	$48,892
Stand-by letters of credit	8,306	9,795

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

At December 31, 2012, the Bank had $806 thousand in locked-rate commitments to originate mortgage loans and $503 thousand in loans held for sale. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2012 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $7 thousand.

Note 14. Transactions with Related Parties

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. In management’s opinion, these transactions were made on substantially the same terms as those prevailing for other customers.

At December 31, 2012 and 2011, these loans totaled $8.9 million and $11.3 million, respectively. During 2012, total principal additions were $865 thousand and total principal payments were $3.3 million. At December 31, 2012, the Bank had loans totaling $723 thousand with one director that were rated substandard and considered impaired. The specific reserve for this relationship totaled $31 thousand at December 31, 2012. These loans were reported in the substandard category as of December 31, 2012.

Deposits from related parties held by the Bank at December 31, 2012 and 2011 amounted to $10.5 million and $3.7 million, respectively.

Note 15. Lease Commitments

The Company was obligated under noncancelable leases for banking premises. Total rental expense for operating leases for 2012, 2011 and 2010 was $244 thousand, $240 thousand and $242 thousand, respectively. Minimum rental commitments under noncancelable leases with terms in excess of one year as of December 31, 2012 were as follows:

(in thousands)
Operating Leases
2013	$209
2014	140
2015	136
2016	106
2017	6

Total minimum payments	$597

Note 16. Dividend Reinvestment Plan

The Company has in effect a Dividend Reinvestment Plan (DRIP) which provides an automatic conversion of dividends into common stock for enrolled shareholders. The Company may issue common shares to the DRIP or purchase on the open market. Common shares are purchased at a price which is based on the average closing prices of the shares as quoted on the Over-the-Counter Bulletin Board Market for the 10 business days immediately preceding the dividend payment date.

No shares were issued to the DRIP during the year ended December 31, 2012. The Company issued 6,748 and 17,180 common shares to the DRIP during the years ended December 31, 2011 and 2010, respectively.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2012 and 2011.

		Fair Value Measurements at December 31, 2012 Using (in thousands)
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$73,218	$—	$73,218	$—
Obligations of states and political subdivisions	16,235	—	16,235	—
Corporate equity securities	3	3	—	—

	$89,456	$3	$89,453	$—

		Fair Value Measurements at December 31, 2011 Using (in thousands)
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$78,876	$—	$78,876	$—
Obligations of states and political subdivisions	12,676	—	12,676	—
Corporate equity securities	113	113	—	—

	$91,665	$113	$91,552	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2012 and 2011.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other real estate owned

Loans are transferred to other real estate owned when the collateral securing them is foreclosed on or acquired through a deed in lieu of foreclosure. The measurement of loss associated with other real estate owned is based on the appraisal documents and assessed the same way as impaired loans described above.

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011.

		Carrying Value at December 31, 2012 (in thousands)
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans, net	$7,944	$—	$—	$7,944
Other real estate owned, net	5,590	—	—	5,590

		Carrying Value at December 31, 2011 (in thousands)
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans, net	$8,320	$—	$—	$8,320
Other real estate owned, net	6,374	—	—	6,374

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2012:

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2012 (dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Input	Range
Assets
Impaired loans	$7,944	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0%-34%
Other real estate owned	5,590	Discounted appraised value	Selling cost	7%
			Discount for lack of marketability and age of appraisal	0%-25%

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

Bank Owned Life Insurance

The carrying amounts of bank owned life insurance approximate fair value.

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2012 and 2011, fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2012 and 2011 are as follows:

	(in thousands)
	Fair Value Measurements at December 31, 2012 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$31,028	$31,028	$—	$—	$31,028
Securities	89,456	3	89,453	—	89,456
Loans held for sale	503	—	503	—	503
Loans, net	370,519	—	—	375,941	375,941
Bank owned life insurance	9,014	9,014	—	—	9,014
Accrued interest receivable	1,459	1,459	—	—	1,459

Financial Liabilities
Deposits	$466,917	$306,719	$—	$162,151	$468,870
Other borrowings	6,076	—	—	6,220	6,220
Trust preferred capital notes	9,279	—	—	8,735	8,735
Accrued interest payable	286	286	—	—	286

	(in thousands)
	December 31, 2011
	Carrying Amount	Fair Value
Financial Assets
Cash and short-term investments	$29,524	$29,524
Securities	91,665	91,665
Loans held for sale	274	274
Loans, net	379,503	383,557
Accrued interest receivable	1,620	1,620

Financial Liabilities
Deposits	$469,172	$471,771
Other borrowings	19,100	19,137
Trust preferred capital notes	9,279	8,576
Accrued interest payable	366	366

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations) and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2012 and 2011, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

			(amounts in thousands)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012:
Total Capital (to Risk Weighted Assets):
Company	$59,876	15.34%	$31,220	8.00%	N/A	N/A
Bank	$52,980	13.59%	$31,197	8.00%	$38,996	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$54,897	14.07%	$15,610	4.00%	N/A	N/A
Bank	$48,004	12.31%	$15,599	4.00%	$23,398	6.00%
Tier 1 Capital (to Average Assets):
Company	$54,897	10.47%	$20,971	4.00%	N/A	N/A
Bank	$48,004	9.15%	$20,974	4.00%	$26,218	5.00%

December 31, 2011:
Total Capital (to Risk Weighted Assets):
Company	$50,359	12.51%	$32,192	8.00%	N/A	N/A
Bank	$49,761	12.38%	$32,154	8.00%	$40,193	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$45,231	11.24%	$16,096	4.00%	N/A	N/A
Bank	$44,639	11.11%	$16,077	4.00%	$24,116	6.00%
Tier 1 Capital (to Average Assets):
Company	$45,231	8.45%	$21,408	4.00%	N/A	N/A
Bank	$44,639	8.30%	$21,517	4.00%	$26,896	5.00%

Note 19. Accumulated Other Comprehensive Income

Changes in each component of accumulated other comprehensive income (loss) were as follows:

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2009	$1,258	$(593)	$665
Net unrealized losses on investment securities (net of tax, $146)	(286)	—	(286)
Reclassification adjustment (net of tax, $2)	5	—	5
Unrealized pension plan loss (net of tax, $129)	—	(250)	(250)

Balance at December 31, 2010	977	(843)	134
Net unrealized gains on investment securities	1,774	—	1,774
Reclassification adjustment	(59)	—	(59)
Unrealized pension plan loss	—	(898)	(898)
Deferred tax adjustment	474	(434)	40

Balance at December 31, 2011	3,166	(2,175)	991
Net unrealized losses on investment securities	(111)	—	(111)
Reclassification adjustment	1,285	—	(1,285)
Unrealized pension plan loss	—	(454)	(454)

Balance at December 31, 2012	$1,770	$(2,629)	$(859)

Note 20. Capital Purchase Program

On March 13, 2009, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the Purchase Agreement) with the Treasury Department, pursuant to which the Company sold (i) 13,900 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.25 per share and liquidation preference $1,000 per share (the Preferred Stock) and (ii) a warrant (the Warrant) to purchase 695 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the Warrant Preferred Stock), at an exercise price of $1.25 per share, for an aggregate purchase price of $13.9 million in cash. The Treasury immediately exercised the Warrant and, after net settlement, received 695 shares of the Company’s Warrant Preferred Stock, which has a liquidation preference amount of $1,000 per share. Closing of the sale occurred on March 13, 2009 and increased Tier 1 and total capital by $13.9 million. The Preferred Stock pays cumulative dividends at a rate of 5% per annum until March 13, 2014, and thereafter at a rate of 9% per annum. The Warrant Preferred Stock pays cumulative dividends at a rate of 9% per annum from the date of issuance. The discount on the Preferred Stock is amortized over a five year period using the constant effective yield method.

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

Note 21. Rights Offering of Common Stock

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

Note 22. Parent Company Only Financial Statements

FIRST NATIONAL CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2012 and 2011

(in thousands)

	2012	2011
Assets
Cash	$6,406	$124
Investment in subsidiaries, at cost, plus undistributed net income	47,272	45,725
Other assets	496	563

Total assets	$54,174	$46,412

Liabilities and Shareholders’ Equity

Trust preferred capital notes	$9,279	$9,279
Other liabilities	6	37

Total liabilities	$9,285	$9,316

Preferred stock	$14,409	$14,263
Common stock	6,127	3,695
Surplus	6,813	1,644
Retained earnings, which are substantially undistributed earnings of subsidiaries	18,399	16,503
Accumulated other comprehensive income (loss), net	(859)	991

Total shareholders’ equity	$44,889	$37,096

Total liabilities and shareholders’ equity	$54,174	$46,412

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Operations

Three Years Ended December 31, 2012

(in thousands)

	2012	2011	2010
Income
Dividends from subsidiary	$500	$1,600	$2,575
Gain on sale of securities available for sale	139	—	—
Other income	41	—	11

	$680	$1,600	$2,586

Expense
Interest expense	$237	$386	$439
Stationery and supplies	1	14	18
Legal and professional fees	—	—	20
Other expense	6	78	53

Total expense	$244	$478	$530

Income before allocated tax benefits and undistributed income (loss) of subsidiary	$436	$1,122	$2,056

Allocated income tax benefits	22	162	176

Income before equity in undistributed income (loss) of subsidiary	$458	$1,284	$2,232

Equity in undistributed income (loss) of subsidiary	2,342	(12,245)	(5,835)

Net income (loss)	$2,800	$(10,961)	$(3,603)

Effective dividend and accretion on preferred stock	903	894	887

Net income (loss) available to common shareholders	$1,897	$(11,855)	$(4,490)

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Cash Flows

Three Years Ended December 31, 2012

(in thousands)

	2012	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$2,800	$(10,961)	$(3,603)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiary	(2,342)	12,245	5,835
Gain on sale of securities available for sale	(139)	—	—
Compensation expense for ESOP shares allocated	—	—	42
(Increase) decrease in other assets	(42)	45	(23)
Increase (decrease) in other liabilities	(2)	2	(9)

Net cash provided by operating activities	$275	$1,331	$2,240

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	$164	$—	$—

Cash Flows from Financing Activities
Principal payments on other borrowings	$—	$—	$(42)
Distribution of capital to subsidiary	(1,000)	—	—
Cash dividends paid on common stock	—	(540)	(1,433)
Cash dividends paid on preferred stock	(758)	(758)	(758)
Net proceeds from issuance of common stock	7,601	—	—
Shares issued to leveraged ESOP	—	—	(26)

Net cash used in financing activities	$5,843	$(1,298)	$(2,259)

Increase (decrease) in cash and cash equivalents	$6,282	$33	$(19)

Cash and Cash Equivalents
Beginning	124	91	110

Ending	$6,406	$124	$91

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2012 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Management’s Report on the Effectiveness of Internal Controls over Financial Reporting.”

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

Information required by this Item is set forth under the headings “Election of Directors – Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” “Committees” and “Director Selection Process” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1)	The response to this portion of Item 15 is included in Item 8 above.

(2)	The response to this portion of Item 15 is included in Item 8 above.

(3)	The following documents are attached hereto or incorporated herein by reference to Exhibits:

3.1	Amended and Restated Articles of Incorporation, as amended and restated on March 3, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008).

3.2	Articles and Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

3.3	Bylaws, as restated in electronic format only as of April 11, 2012 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.1	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.2	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.4	Amendment to Employment Agreement between the Company and Dennis A. Dysart and M. Shane Bell (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2008).

10.5	Amendment to Employment Agreement between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2008).

10.6	Letter Agreement, dated as of March 13, 2009, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.7	Side Letter Agreement, dated as of March 13, 2009, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.8	Employment Agreement between the Company and Scott C. Harvard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2011).

10.9	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2013).

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.1	TARP Certification of Chief Executive Officer

99.2	TARP Certification of Chief Financial Officer

101	The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.

(b)	Exhibits
See Item 15(a)(3) above.

(c)	Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:	/s/ Scott C. Harvard
President and Chief Executive Officer (on behalf of the registrant and as principal executive officer)

Date:	March 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott C. Harvard	Date: March 25, 2013
President & Chief Executive Officer Director (principal executive officer)

/s/ M. Shane Bell	Date: March 25, 2013
Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Douglas C. Arthur	Date: March 25, 2013
Chairman of the Board of Directors

/s/ John K. Marlow	Date: March 25, 2013
Vice Chairman of the Board of Directors

/s/ Byron A. Brill	Date: March 25, 2013
Director

/s/ Elizabeth H. Cottrell	Date: March 25, 2013
Director

/s/ Dr. James A. Davis	Date: March 25, 2013
Director

/s/ Christopher E. French	Date: March 25, 2013
Director

/s/ W. Allen Nicholls	Date: March 25, 2013
Director

/s/ Henry L. Shirkey	Date: March 25, 2013
Director

/s/ Gerald F. Smith, Jr.	Date: March 25, 2013
Director

/s/ James R. Wilkins, III	Date: March 25, 2013
Director

EXHIBIT INDEX

Number	Document

3.1	Amended and Restated Articles of Incorporation, as amended and restated on March 3, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008).

3.2	Articles and Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

3.3	Bylaws, as restated in electronic format only as of April 11, 2012 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012).

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.1	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.2	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10- Q for the quarter ended June 30, 2007).

10.4	Amendment to Employment Agreement between the Company and Dennis A. Dysart and M. Shane Bell (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2008).

10.5	Amendment to Employment Agreement between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2008).

10.6	Letter Agreement, dated as of March 13, 2009, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.7	Side Letter Agreement, dated as of March 13, 2009, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.8	Employment Agreement between the Company and Scott C. Harvard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2011).

10.9	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2013).

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.1	TARP Certification of Chief Executive Officer

99.2	TARP Certification of Chief Financial Officer

101	The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.