Form 10-Q
period 2013-03-31
FIRST NATIONAL CORP /VA/
filed 2013-05-13
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 10, 2013, 4,901,464 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$7,678	$7,266
Interest-bearing deposits in banks	31,859	23,762
Securities available for sale, at fair value	89,089	89,456
Restricted securities, at cost	1,805	1,974
Loans held for sale	—	503
Loans, net of allowance for loan losses, 2013, $12,756; 2012, $13,075	369,583	370,519
Other real estate owned, net of valuation allowance, 2013, $2,220; 2012, $2,174	5,173	5,590
Premises and equipment, net	18,130	18,589
Accrued interest receivable	1,430	1,459
Bank owned life insurance	9,077	9,014
Other assets	3,705	4,565

Total assets	$537,529	$532,697

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$90,789	$85,118
Savings and interest-bearing demand deposits	224,150	221,601
Time deposits	155,041	160,198

Total deposits	$469,980	$466,917
Other borrowings	6,070	6,076
Trust preferred capital notes	9,279	9,279
Accrued interest and other liabilities	6,649	5,536

Total liabilities	$491,978	$487,808

Shareholders’ Equity
Preferred stock, $1,000 liquidation preference; 14,595 shares issued and outstanding	$14,446	$14,409
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2013 and 2012, 4,901,464 shares	6,127	6,127
Surplus	6,813	6,813
Retained earnings	19,156	18,399
Accumulated other comprehensive loss, net	(991)	(859)

Total shareholders’ equity	$45,551	$44,889

Total liabilities and shareholders’ equity	$537,529	$532,697

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended March 31, 2013 and 2012

(in thousands, except per share data)

	(unaudited)	(unaudited)
	March 31, 2013	March 31, 2012
Interest and Dividend Income
Interest and fees on loans	$4,933	$5,547
Interest on federal funds sold	—	3
Interest on deposits in banks	10	3
Interest and dividends on securities available for sale:
Taxable interest	372	535
Tax-exempt interest	73	102
Dividends	19	18

Total interest and dividend income	$5,407	$6,208

Interest Expense
Interest on deposits	$706	$986
Interest on trust preferred capital notes	56	62
Interest on other borrowings	29	80

Total interest expense	$791	$1,128

Net interest income	$4,616	$5,080
Provision for (recovery of) loan losses	(250)	2,000

Net interest income after provision for (recovery of) loan losses	$4,866	$3,080

Noninterest Income
Service charges on deposit accounts	$459	$502
ATM and check card fees	333	372
Trust and investment advisory fees	452	346
Fees for other customer services	88	98
Gains on sale of loans	59	43
Net gains on sale of securities available for sale (includes net gains of $0 and $1,117 for the three months ended March 31, 2013 and 2012, respectively, related to accumulated other comprehensive income reclassifications for previously unrealized net gains on available-for-sale securities)	—	1,117
Gains on sale of premises and equipment	3	—
Other operating income	107	36

Total noninterest income	$1,501	$2,514

Noninterest Expense
Salaries and employee benefits	$2,634	$2,369
Occupancy	378	326
Equipment	299	306
Marketing	110	78
Stationery and supplies	75	81
Legal and professional fees	179	250
ATM and check card fees	158	156
FDIC assessment	341	178
Bank franchise tax	68	76
Provision for other real estate owned	174	401
Other real estate owned expense	49	253
Net (gains) losses on sale of other real estate owned	(116)	(90)
Telecommunications expense	62	61
Data processing	83	90
Loss on land lease termination	209	—
Other operating expense	410	369

Total noninterest expense	$5,113	$4,904

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Three months ended March 31, 2013 and 2012

(in thousands, except per share data)

	(unaudited)	(unaudited)
	March 31, 2013	March 31, 2012

Income before income taxes	$1,254	$690
Income tax expense	271	215

Net income	$983	$475

Effective dividend on preferred stock	226	225

Net income available to common shareholders	$757	$250

Earnings per common share, basic and diluted	$0.15	$0.08

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

Three months ended March 31, 2013 and 2012

(in thousands, except per share data)

	(unaudited)	(unaudited)
	March 31, 2013	March 31, 2012

Net income	$983	$475
Other comprehensive loss:
Unrealized loss on available for sale securities (net of tax, $0 and $29)	(132)	(121)
Reclassification adjustment (net of tax, $0 and $0)	—	(1,117)

Other comprehensive loss (net of tax, $0 and $29)	(132)	(1,238)

Total comprehensive income (loss)	$851	$(763)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three months ended March 31, 2013 and 2012

(in thousands)

	(unaudited)	(unaudited)
	March 31, 2013	March 31, 2012
Cash Flows from Operating Activities
Net income	$983	$475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252	283
Origination of loans held for sale	(1,799)	(1,692)
Proceeds from sale of loans held for sale	2,361	1,679
Gains on sale of loans held for sale	(59)	(43)
Provision for (recovery of) loan losses	(250)	2,000
Provision for other real estate owned	174	401
Net gains on sale of securities available for sale	—	(1,117)
Net gains on sale of other real estate owned	(116)	(90)
Gains on sale of premises and equipment	(3)	—
Income from bank owned life insurance	(63)	—
Accretion of discounts and amortization of premiums on securities, net	278	171
Changes in assets and liabilities:
Decrease in interest receivable	29	97
(Increase) decrease in other assets	470	(463)
Increase (decrease) in other liabilities	1,113	(256)

Net cash provided by operating activities	$3,370	$1,445

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$1,850	$24,217
Proceeds from maturities, calls, and principal payments of securities available for sale	7,999	7,726
Purchase of securities available for sale	(9,892)	(25,226)
Proceeds from redemption of restricted securities	169	—
Purchase of premises and equipment	(17)	(131)
Proceeds from sale of premises and equipment	3	—
Proceeds from sale of other real estate owned	1,038	2,423
Net (increase) decrease in loans	1,121	(1,176)

Net cash provided by investing activities	$2,271	$7,833

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$8,220	$9,817
Net decrease in time deposits	(5,157)	(14,394)
Principal payments on other borrowings	(6)	(5,006)
Cash dividends paid on preferred stock	(189)	(189)

Net cash provided by (used in) financing activities	$2,868	$(9,772)

Increase (decrease) in cash and cash equivalents	$8,509	$(494)

Cash and Cash Equivalents
Beginning	$31,028	$29,524

Ending	$39,537	$29,030

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three months ended March 31, 2013 and 2012

(in thousands)

	(unaudited)	(unaudited)
	March 31, 2013	March 31, 2012
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$813	$1,154

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized loss on securities available for sale	$(132)	$(1,267)

Transfer from loans to other real estate owned	$65	$1,922

Transfer from premises and equipment to other real estate owned	$224	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2013 and 2012

(in thousands, except share and per share data)

(unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	$14,263	$3,695	$1,644	$16,503	$991	$37,096
Net income	—	—	—	475	—	475
Other comprehensive loss	—	—	—	—	(1,238)	(1,238)
Cash dividends on preferred stock	—	—	—	(189)	—	(189)
Accretion on preferred stock discount	36	—	—	(36)	—	—

Balance, March 31, 2012	$14,299	$3,695	$1,644	$16,753	$(247)	$36,144

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2012	$14,409	$6,127	$6,813	$18,399	$(859)	$44,889
Net income	—	—	—	983	—	983
Other comprehensive loss	—	—	—	—	(132)	(132)
Cash dividends on preferred stock	—	—	—	(189)	—	(189)
Accretion on preferred stock discount	37	—	—	(37)	—	—

Balance, March 31, 2013	$14,446	$6,127	$6,813	$19,156	$(991)	$45,551

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1.	General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2013 and December 31, 2012, the results of operations and comprehensive income (loss) for the three months ended March 31, 2013 and 2012 and the cash flows and changes in shareholders’ equity for the three months ended March 31, 2013 and 2012. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 2.	Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. Amortized costs and fair values of securities available for sale at March 31, 2013 and December 31, 2012 were as follows:

	(in thousands) March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$70,115	$1,255	$(255)	$71,115
Obligations of states and political subdivisions	17,335	744	(108)	17,971
Corporate equity securities	1	2	—	3

	$87,451	$2,001	$(363)	$89,089

	(in thousands) December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$72,129	$1,325	$(236)	$73,218
Obligations of states and political subdivisions	15,556	762	(83)	16,235
Corporate equity securities	1	2	—	3

	$87,686	$2,089	$(319)	$89,456

At March 31, 2013 and December 31, 2012, investments in an unrealized loss position that were temporarily impaired were as follows:

	(in thousands) March 31, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$26,066	$(255)	$—	$—	$26,066	$(255)
Obligations of states and political subdivisions	6,405	(108)	—	—	6,405	(108)

	$32,471	$(363)	$—	$—	$32,471	$(363)

	(in thousands) December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$19,612	$(236)	$—	$—	$19,612	$(236)
Obligations of states and political subdivisions	4,287	(83)	—	—	4,287	(83)

	$23,899	$(319)	$—	$—	$23,899	$(319)

Notes to Consolidated Financial Statements

(unaudited)

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

At March 31, 2013, there were sixteen U.S. agency and mortgage-backed securities and twelve obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.3 years at March 31, 2013. At December 31, 2012, there were twelve U.S. agency and mortgage-backed securities and nine obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2012. The weighted-average re-pricing term of the portfolio was 3.6 years at December 31, 2012.

Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013, and no impairment has been recognized. Restricted securities are not part of the available for sale securities portfolio.

The composition of restricted securities at March 31, 2013 and December 31, 2012 was as follows:

	(in thousands)
	March 31, 2013	December 31, 2012
Federal Home Loan Bank stock	$909	$1,078
Federal Reserve Bank stock	846	846
Community Bankers’ Bank stock	50	50

	$1,805	$1,974

Note 3.	Loans

Loans at March 31, 2013 and December 31, 2012 are summarized as follows:

	(in thousands)
	March 31, 2013	December 31, 2012
Real estate loans:
Construction and land development	$45,783	$43,524
Secured by 1-4 family residential	143,765	134,964
Other real estate loans	162,742	174,220
Commercial and industrial loans	22,743	23,071
Consumer and other loans	7,306	7,815

Total loans	$382,339	$383,594
Allowance for loan losses	12,756	13,075

Loans, net	$369,583	$370,519

Notes to Consolidated Financial Statements

(unaudited)

Consumer and other loans included $71 thousand and $153 thousand of demand deposit overdrafts at March 31, 2013 and December 31, 2012, respectively.

Risk characteristics of each loan portfolio class that were considered by the Company include:

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

The following table provides a summary of loan classes and an aging of past due loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	(in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$4,216	$199	$557	$4,972	$40,811	$45,783	$4,988	$—
1-4 family residential	910	107	71	1,088	142,677	143,765	1,576	—
Other real estate loans	2,376	1,886	1,395	5,657	157,085	162,742	3,132	—
Commercial and industrial	272	131	—	403	22,340	22,743	12	—
Consumer and other loans	32	—	7	39	7,267	7,306	7	—

Total	$7,806	$2,323	$2,030	$12,159	$370,180	$382,339	$9,715	$—

Notes to Consolidated Financial Statements

(unaudited)

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

Credit Quality Indicators

As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to the risk grading of specified classes of loans. The Company utilizes a risk grading matrix to assign a rating to each of its loans. The loan ratings are summarized into the following categories: pass, special mention, substandard, doubtful and loss. Pass rated loans include all risk rated credits other than those included in special mention, substandard or doubtful. Loans classified as loss are charged-off. Loan officers assign risk grades to loans at origination and as renewals arise. The Bank’s Credit Administration department reviews risk grades for accuracy on a quarterly basis and as credit issues arise. In addition, a certain amount of loans are reviewed each year through the Company’s internal and external loan review process. A description of the general characteristics of the loan grading categories is as follows:

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

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The Company considers all doubtful loans to be impaired and places the loan on non-accrual status.

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

Notes to Consolidated Financial Statements

(unaudited)

The following tables provide an analysis of the credit risk profile of each loan class as of March 31, 2013 and December 31, 2012:

	March 31, 2013 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$24,600	$5,184	$15,999	$—	$45,783
Secured by 1-4 family residential	129,159	6,421	8,185	—	143,765
Other real estate loans	125,182	14,170	23,390	—	162,742
Commercial and industrial	18,673	839	3,231	—	22,743
Consumer and other loans	7,235	71	—	—	7,306

Total	$304,849	$26,685	$50,805	$—	$382,339

	December 31, 2012 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$22,384	$5,176	$15,964	$—	$43,524
Secured by 1-4 family residential	120,692	6,055	8,217	—	134,964
Other real estate loans	134,701	14,513	25,006	—	174,220
Commercial and industrial	18,831	798	3,442	—	23,071
Consumer and other loans	7,743	72	—	—	7,815

Total	$304,351	$26,614	$52,629	$—	$383,594

Note 4.	Allowance for Loan Losses

Transactions in the allowance for loan losses for the three months ended March 31, 2013 and 2012 and for the year ended December 31, 2012 were as follows:

	(in thousands)
	March 31, 2013	December 31, 2012	March 31, 2012
Balance at beginning of year	$13,075	$12,937	$12,937
Provision charged to (recovery from) operating expense	(250)	3,555	2,000
Loan recoveries	209	376	125
Loan charge-offs	(278)	(3,793)	(1,426)

Balance at end of period	$12,756	$13,075	$13,636

Notes to Consolidated Financial Statements

(unaudited)

The following tables present, as of March 31, 2013, December 31, 2012 and March 31, 2012, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology.

	March 31, 2013 (in thousands)
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2012	$2,481	$3,712	$6,163	$608	$111	$13,075
Charge-offs	—	(149)	(82)	—	(47)	(278)
Recoveries	—	2	7	139	61	209
Provision for (recovery of) loan losses	(84)	134	(263)	(4)	(33)	(250)

Ending Balance, March 31, 2013	$2,397	$3,699	$5,825	$743	$92	$12,756

Ending Balance:
Individually evaluated for impairment	604	156	903	261	—	1,924
Collectively evaluated for impairment	1,793	3,543	4,922	482	92	10,832

Loans:
Ending Balance	45,783	143,765	162,742	22,743	7,306	382,339

Individually evaluated for impairment	6,098	2,959	7,654	2,509	—	19,220
Collectively evaluated for impairment	39,685	140,806	155,088	20,234	7,306	363,119

	December 31, 2012 (in thousands)
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2011	$2,843	$3,766	$5,192	$963	$173	$12,937
Charge-offs	(431)	(761)	(2,154)	(261)	(186)	(3,793)
Recoveries	1	68	64	35	208	376
Provision for (recovery of) loan losses	68	639	3,061	(129)	(84)	3,555

Ending Balance, December 31, 2012	$2,481	$3,712	$6,163	$608	$111	$13,075

Ending Balance:
Individually evaluated for impairment	567	306	930	35	—	1,838
Collectively evaluated for impairment	1,914	3,406	5,233	573	111	11,237

Loans:
Ending Balance	43,524	134,964	174,220	23,071	7,815	383,594

Individually evaluated for impairment	2,516	3,776	10,528	160	—	16,980
Collectively evaluated for impairment	41,008	131,188	163,692	22,911	7,815	366,614

Notes to Consolidated Financial Statements

(unaudited)

	March 31, 2012 (in thousands)
	Commercial and Industrial	Other Real Estate	Construction and Land Development	Secured by 1-4 Family Residential	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2011	$963	$5,192	$2,843	$3,766	$173	$12,937
Charge-offs	—	(503)	(369)	(481)	(73)	(1,426)
Recoveries	5	52	—	2	66	125
Provision for loan losses	(170)	649	679	854	(12)	2,000

Ending Balance, March 31, 2012	$798	$5,390	$3,153	$4,141	$154	$13,636

Ending Balance:
Individually evaluated for impairment	134	574	1,062	1,041	—	2,811
Collectively evaluated for impairment	664	4,816	2,091	3,100	154	10,825

Loans:
Ending Balance	29,449	175,738	49,893	125,628	9,686	390,394

Individually evaluated for impairment	481	9,453	5,742	5,946	—	21,622
Collectively evaluated for impairment	28,968	166,285	44,151	119,682	9,686	368,772

Impaired loans and the related allowance at March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013 (in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$6,441	$4,988	$1,110	$6,098	$604	$4,244	$16
Secured by 1-4 family	3,898	1,024	1,935	2,959	156	4,116	23
Other real estate loans	9,443	1,645	6,009	7,654	903	9,151	70
Commercial and industrial	2,510	—	2,509	2,509	261	185	27
Consumer and other loans	—	—	—	—	—	—	—

Total	$22,292	$7,657	$11,563	$19,220	$1,924	$17,696	$136

Notes to Consolidated Financial Statements

(unaudited)

	December 31, 2012 (in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,947	$622	$1,894	$2,516	$567	$5,691	$99
Secured by 1-4 family	4,706	1,690	2,086	3,776	306	4,821	163
Other real estate loans	14,861	4,886	5,642	10,528	930	10,148	276
Commercial and industrial	161	—	160	160	35	330	10
Consumer and other loans	—	—	—	—	—	—	—

	$22,675	$7,198	$9,782	$16,980	$1,838	$20,990	$548

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table. The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on non-accrual loans.

As of March 31, 2013, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $6.5 million. At March 31, 2013, $4.1 million of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $6.3 million in TDRs at December 31, 2012, $1.6 million of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no new loans modified under TDRs during the three month periods ended March 31, 2013 and 2012.

For the three months ended March 31, 2013 and 2012, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due during the twelve month period subsequent to the modification.

Note 5.	Other Real Estate Owned (OREO)

At March 31, 2013 and December 31, 2012, OREO totaled $5.2 million and $5.6 million, respectively. OREO is primarily comprised of residential lots, raw land, non-residential properties and residential properties associated with commercial relationships, and are located primarily in the Commonwealth of Virginia. Changes in the balance for OREO are as follows:

	(in thousands)
	For the three months ended March 31, 2013	For the year ended December 31, 2012
Balance at the beginning of year, gross	$7,764	$9,166
Transfers in	742	5,578
Charge-offs	(191)	(1,808)
Sales proceeds	(1,038)	(5,438)
Gain on disposition	116	268
Depreciation	—	(2)

Balance at the end of period, gross	$7,393	$7,764
Less: allowance for losses	(2,220)	(2,174)

Balance at the end of period, net	$5,173	$5,590

Notes to Consolidated Financial Statements

(unaudited)

Changes in the allowance for OREO losses are as follows:

	(in thousands)
	For the three months ended		For the year ended
	March 31, 2013	March 31, 2012	December 31, 2012
Balance at beginning of year	$2,174	$2,792	$2,792
Provision for losses	174	401	1,190
Transfer in	63	—	—
Charge-offs, net	(191)	(738)	(1,808)

Balance at end of period	$2,220	$2,455	$2,174

Net expenses applicable to OREO, other than the provision for losses, were $49 thousand and $253 thousand for the three months ended March 31, 2013 and 2012, respectively.

Note 6.	Other Borrowings

The Bank had unused lines of credit totaling $106.0 million and $105.4 million available with non-affiliated banks at March 31, 2013 and December 31, 2012, respectively. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $66.0 million at March 31, 2013.

At March 31, 2013 and December 31, 2012, the Bank had borrowings from the FHLB system totaling $6.0 million which mature through December 28, 2018. The interest rate on these notes payable ranged from 1.78% to 2.04% and the weighted average rate was 1.91%. The Bank also had a letter of credit from the FHLB totaling $30.0 million at March 31, 2013 and December 31, 2012. The Bank had collateral pledged on these borrowings and letter of credit at March 31, 2013 and December 31, 2012 including real estate loans totaling $96.5 million and $100.0 million, respectively, and Federal Home Loan Bank stock with a book value of $909 thousand and $1.1 million, respectively.

At March 31, 2013 and December 31, 2012, the Bank had a note payable totaling $70 and $76 thousand, respectively, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Note 7.	Capital Requirements

A comparison of the capital of the Company and the Bank at March 31, 2013 and December 31, 2012 with the minimum regulatory guidelines were as follows:

					Minimum
			(dollars in thousands)		To Be Well
	Actual		Minimum Capital Requirement		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013:
Total Capital (to Risk Weighted Assets):
Consolidated	$60,580	15.82%	$30,628	8.00%	N/A	N/A
First Bank	$53,899	14.09%	$30,608	8.00%	$38,260	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$55,696	14.55%	$15,314	4.00%	N/A	N/A
First Bank	$49,018	12.81%	$15,304	4.00%	$22,956	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$55,696	10.51%	$21,186	4.00%	N/A	N/A
First Bank	$49,018	9.26%	$21,176	4.00%	$26,469	5.00%

Notes to Consolidated Financial Statements

(unaudited)

December 31, 2012:
Total Capital (to Risk Weighted Assets):
Consolidated	$59,876	15.34%	$31,220	8.00%	N/A	N/A
First Bank	$52,980	13.59%	$31,197	8.00%	$38,996	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$54,897	14.07%	$15,610	4.00%	N/A	N/A
First Bank	$48,004	12.31%	$15,599	4.00%	$23,398	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$54,897	10.47%	$20,971	4.00%	N/A	N/A
First Bank	$48,004	9.15%	$20,974	4.00%	$26,218	5.00%

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

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2013 and December 31, 2012 was 2.88% and 2.91%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the trust preferred securities.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2013 and December 31, 2012 was 1.91% and 1.96%, respectively. The securities have a mandatory redemption date of October 1, 2036, and are subject to varying call provisions beginning October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the trust preferred securities.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2013 and December 31, 2012, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three months ended March 31, 2013 and 2012 were as follows:

	(in thousands) For the three months ended March 31,
	2013	2012
Service cost	$118	$106
Interest cost	70	67
Expected return on plan assets	(76)	(69)
Amortization of prior service cost	—	1
Amortization of net loss	27	22

Net periodic benefit cost	$139	$127

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2012, that it expected to contribute $500 thousand to its pension plan during the year ended December 31, 2013. The Company made that contribution during the first quarter of 2013.

In addition to the defined benefit pension plan, the Company maintains a 401(k) plan and an employee stock ownership plan (ESOP) for eligible employees. The Bank also maintains a Split Dollar Life Insurance Plan that provides life insurance coverage to insurable directors. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information about the Company’s benefit plans.

Note 10.	Earnings per Common Share

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. The average number of common shares outstanding used to calculate basic and diluted earnings per common share were 4,901,464 and 2,955,649 for the three months ended March 31, 2013 and 2012, respectively.

Note 11.	Fair Value Measurements

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables present the balances of financial assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

		Fair Value Measurements at March 31, 2013 (in thousands)
Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$71,115	$—	$71,115	$—
Obligations of states and political subdivisions	17,971	—	17,971	—
Corporate equity securities	3	3	—	—

	$89,089	$3	$89,086	$—

		Fair Value Measurements at December 31, 2012 (in thousands)
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$73,218	$—	$73,218	$—
Obligations of states and political subdivisions	16,235	—	16,235	—
Corporate equity securities	3	3	—	—

	$89,456	$3	$89,453	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2013 or 2012.

Notes to Consolidated Financial Statements

(unaudited)

Impaired loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser, using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other real estate owned

Loans are transferred to other real estate owned when the collateral securing them is foreclosed on or acquired through a deed in lieu of foreclosure. The measurement of loss associated with other real estate owned is based on the appraisal documents and assessed the same way as impaired loans described above.

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods:

		Carrying Value at March 31, 2013 (in thousands)
Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans, net	$9,639	$—	$—	$9,639
Other real estate owned, net	5,173	—	—	5,173

		Carrying Value at December 31, 2012 (in thousands)
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans, net	$7,944	$—	$—	$7,944
Other real estate owned, net	5,590	—	—	5,590

Notes to Consolidated Financial Statements

(unaudited)

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2013:

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2013
	(dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$9,639	Property appraisals	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0%-29% (3%)

Other real estate owned	$5,173	Property appraisals	Selling cost	7%
			Discount for lack of marketability and age of appraisal	0%-20% (1%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2012
	(dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Input	Range
Assets
Impaired loans	$7,944	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0%-30%

Other real estate owned	5,590	Discounted appraised value	Selling cost	7%
			Discount for lack of marketability and age of appraisal	0%-25%

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

Notes to Consolidated Financial Statements

(unaudited)

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2013 and December 31, 2012, fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012 are as follows:

	(in thousands)
	Fair Value Measurements at March 31, 2013 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$39,537	$39,537	$—	$—	$39,537
Securities	89,089	3	89,086	—	89,089
Loans, net	369,583	—	—	374,127	374,127
Bank owned life insurance	9,077	9,077	—	—	9,077
Accrued interest receivable	1,430	1,430	—	—	1,430

Financial Liabilities
Deposits	$469,980	$314,939	$—	$156,393	$471,332
Other borrowings	6,070	—	—	6,198	6,198
Trust preferred capital notes	9,279	—	—	8,738	8,738
Accrued interest payable	264	264	—	—	264

Notes to Consolidated Financial Statements

(unaudited)

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

On March 13, 2009, the Company entered into a Letter Agreement and Securities Purchase Agreement – Standard Terms (collectively, the Purchase Agreement) with the Treasury Department, pursuant to which the Company sold (i) 13,900 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.25 per share and liquidation preference $1,000 per share (the Preferred Stock) and (ii) a warrant (the Warrant) to purchase 695 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the Warrant Preferred Stock), at an exercise price of $1.25 per share, for an aggregate purchase price of $13.9 million in cash. The Treasury immediately exercised the Warrant and, after net settlement, received 695 shares of the Company’s Warrant Preferred Stock, which has a liquidation preference amount of $1,000 per share. Closing of the sale occurred on March 13, 2009 and increased Tier 1 and total capital by $13.9 million. The Preferred Stock pays cumulative dividends at a rate of 5% per annum until March 13, 2014, and thereafter at a rate of 9% per annum. The Warrant Preferred Stock pays cumulative dividends at a rate of 9% per annum from the date of issuance. The discount on the Preferred Stock is amortized over a five year period using the constant effective yield method.

On August 29, 2012, the Treasury sold its preferred stock in the Company to private investors. The Treasury sold all 13,900 shares of Preferred Stock at a price of $882.50 per share and all 695 shares of Warrant Preferred Stock at a price of $912.50 per share. Each series of preferred stock was sold pursuant to an effective shelf registration statement previously filed by the Company with the Securities and Exchange Commission. Terms of the preferred stock did not change as a result of the sale to new investors, including dividends which are payable on the full face value.

Notes to Consolidated Financial Statements

(unaudited)

Note 13.	Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows:

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2011	$3,166	$(2,175)	$991
Net unrealized losses on investment securities	(121)	—	(121)
Reclassification adjustment	(1,117)	—	(1,117)

Balance at March 31, 2012	$1,928	$(2,175)	$(247)

Balance at December 31, 2012	$1,770	$(2,629)	$(859)
Net unrealized losses on investment securities	(132)	—	(132)

Balance at March 31, 2013	$1,638	$(2,629)	$(991)

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

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Bank’s customers’ ability to repay loans; and

•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2012.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at March 31, 2013 and results of operations of the Company for the three month periods ended March 31, 2013 and 2012 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2012. The results of operations for the three month period ended March 31, 2013 may not be indicative of the results to be achieved for the year.

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

The Bank’s products and services are provided through 10 branch offices, 26 ATMs and its website, www.fbvirginia.com. The Bank operates six of its offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, deposit, trust and investment advisory personnel to be readily available to serve customers throughout the Bank’s market area. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2012.

Revenue Sources and Expense Factors

The primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense and typically represents between 75% to 80% of the Company’s total revenue. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the interest rates paid. In addition to net interest income, noninterest income is the other source of revenue for the Company. Noninterest income is derived primarily from service charges on loans and deposits, fees earned from trust and investment advisory services, and the origination and sale of residential mortgages.

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the three month period ended March 31, 2013 was salaries and employee benefits, comprising 52% of noninterest expenses, followed by occupancy and equipment expense, comprising 13% of expenses.

Financial Performance

For the three months ended March 31, 2013, net income totaled $983 thousand compared to $475 thousand for the same period in 2012. After the effective dividend on preferred stock, net income available to common shareholders was $757 thousand, or $0.15 per basic and diluted share, compared to $250 thousand, or $0.08 per basic and diluted share, for the same period in 2012. Return on average assets and return on average equity were 0.75% and 8.84%, respectively, for the first quarter of 2013 compared to 0.36% and 5.17% for the same quarter in 2012.

Net interest income was 9%, or $464 thousand, lower than for the first quarter of 2012. The net interest margin was 3.80% for the first quarter of 2013 compared to 4.14% for the same period in 2012. The provision for loan losses was $2.3 million lower when comparing the quarters. During the first quarter of 2013, the Company recorded recovery of loan losses of $250 thousand compared to provision for loan losses of $2.0 million for the same quarter one year ago. Noninterest income decreased $1.0 million, or 40%, to $1.5 million compared to $2.5 million for the same period one year ago, primarily from gains on sales of securities during the first quarter of 2012. Noninterest income, excluding gains on sales of securities, increased 7%, or $104 thousand, to $1.5 million compared to $1.4 million for the same period one year ago. Noninterest expense increased 4%, or $209 thousand, when comparing the two periods.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing adjusted noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income excluding securities and premises and equipment gains and losses. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the table below.

	Efficiency Ratio (in thousands)
	For the three months ended
	March 31, 2013	March 31, 2012

Noninterest expense	$5,113	$4,904
Less: provision for other real estate owned	174	401
Less: net (gains) losses on sale of other real estate owned	(116)	(90)
Less: loss on land lease termination	209	—

	$4,846	$4,593

Tax-equivalent net interest income	$4,667	$5,139
Noninterest income	1,501	2,514
Less: securities gains	—	1,117
Less: premises and equipment gains	3	26,236

	$6,165	$6,536

Efficiency ratio	78.61%	70.27%

This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2013 and 2012 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income (in thousands)
	For the three months ended
	March 31, 2013	March 31, 2012

GAAP measures:
Interest income - loans	$4,933	$5,547
Interest income - investments and other	474	662
Interest expense - deposits	706	986
Interest expense - other borrowings	29	80
Interest expense - trust preferred capital notes	56	62

Total net interest income	$4,616	$5,080

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$14	$8
Tax benefit realized on non-taxable interest income - municipal securities	37	51

Total tax benefit realized on non-taxable interest income	$51	$59

Total tax-equivalent net interest income	$4,667	$5,139

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management determines that the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance. For further information about the Company’s loans and the allowance for loan losses, see Notes 3 and 4 in this Form 10-Q.

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

•

Other real estate and commercial and industrial loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much reliability.

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

In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified. The Company’s positive evidence considered in support of its use of forecasted future earnings as a source of realizing DTAs was insufficient to overcome the negative evidence associated with its pre-tax cumulative loss position. The total valuation allowance on deferred income tax assets was $6.5 million at March 31, 2013.

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

Residential loan originations are primarily generated by Bank loan officer solicitations, referrals by real estate professionals and customers. Commercial real estate loan originations are obtained through direct solicitation and additional business from existing customers. All completed loan applications are reviewed by the Bank’s loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. Loan quality is analyzed based on the Bank’s experience and credit underwriting guidelines as well as the guidelines issued by the purchasers of loans, depending on the type of loan involved. Real estate collateral is valued by independent appraisers who have been pre-approved by the Board Loan Committee.

As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, certain appraisals are analyzed by management or by an outsourced appraisal review specialist throughout the year in order to ensure standards of quality are met. The Company also obtains an independent review of loans within the portfolio on an annual basis to analyze loan risk ratings and validate specific reserves on impaired loans.

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At March 31, 2013, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $65.9 million.

Commercial and Industrial Lending

Commercial and industrial loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much reliability as residential real estate. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches. Commercial real estate loan originations are obtained through direct solicitation of customers and potential customers. In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 85% of the secured property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is typically 80% or less. The valuation of commercial real estate collateral is provided by independent appraisers who have been approved by the Board Loan Committee. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and considers the valuation of the real estate collateral.

Construction and Land Development Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. The majority of these loans have an average life of approximately one year and re-price monthly as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans sometimes involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated based on the completion of construction. Thus, there is risk associated with failure to complete construction and potential cost overruns. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of the appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, typically requires personal guarantees from the borrower’s principal owners, and typically monitors the progress of the construction project during the draw period.

1-4 Family Residential Real Estate Lending

1-4 family residential lending activity may be generated by Bank loan officer solicitations, referrals by real estate professionals and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make payments from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. The valuation of residential collateral is generally provided by independent fee appraisers who have been approved by the Board Loan Committee. In addition to originating fixed rate mortgage loans with the intent to sell to correspondent lenders or broker to wholesale lenders, the Bank originates balloon and other mortgage loans for the portfolio. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans.

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

Net Interest Income

Net interest income totaled $4.6 million for the first quarter of 2013, which was a 9% decrease when compared to the same period a year ago. The net interest margin decreased to 3.80% from 4.14% and average earning assets remained relatively unchanged when comparing the periods. Interest-earning asset yields decreased 61 basis points while the cost of funding interest-bearing liabilities decreased 29 basis points. While the margin decreased when comparing the first quarter 2013 to the same quarter one year ago, it was stable compared to the quarter ended December 31, 2012.

Provision for Loan Losses

The Bank recorded a recovery of loan losses of $250 thousand during the first quarter, which resulted in a total allowance for loan losses of $12.8 million or 3.34% of total loans at March 31, 2013. This compared to a provision for loan losses of $2.0 million and an allowance for loan losses of $13.6 million, or 3.49% of total loans, at the end of the same quarter in 2012.

For the first quarter of 2013, the recovery of loan losses of $250 thousand was a result of a decrease in the general allocation partially offset by an increase in specific reserves and net charge-offs during the period. The general allocation decreased primarily from adjustments to the qualitative factor related to asset quality. This qualitative factor was improved for all loan classes except for construction and land development. During the first quarter of 2013, favorable trends were identified in all loan classes except for construction and land development; therefore, the Company did not adjust the qualitative factor for this loan class. In the 1-4 family residential mortgage loan class, the Company noted a significant decrease in past due loans. In the other real estate loan class, the Company noted a significant decrease in non-accrual loans and a decrease in classified loans. In the commercial and industrial loan class and the consumer and other loan class, the Company identified favorable trends in both past due and non-accrual loans.

For the first quarter of 2012, the provision for loan losses of $2.0 million was primarily a result of net charge-offs totaling $1.3 million and increases in the general allocation and specific reserves on impaired loans. The increase in the general allocation was primarily the result of higher historical loss experience during the quarter.

Noninterest Income

Noninterest income decreased $1.0 million, or 40%, to $1.5 million compared to $2.5 million for the same period one year ago. Noninterest income, excluding gains on sales of securities, increased 7% to $1.5 million compared to $1.4 million for the same period one year ago. Securities gains totaled $1.1 million during the first quarter of 2012. There were no securities gains during the first quarter of 2013. Revenues from trust and investment advisory fees and bank owned life insurance increased while service charges on deposit accounts and ATM and check card fees decreased.

Noninterest Expense

Noninterest expense increased 4% to $5.1 million for the first quarter of 2013 compared to $4.9 million for the same quarter of 2012. Salaries and employee benefits increased $265 thousand to $2.6 million for the first quarter of 2013, compared to $2.4 million for the same period of 2012. Noninterest expense also increased as a result of the decision to terminate a land lease for branch expansion that resulted in a one-time charge to earnings of $245 thousand. These increased expenses were partially offset by a decrease in OREO related expenses from $564 thousand for the first quarter of 2012 to $107 thousand for the first quarter of 2013.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three month periods ended March 31, 2013 and 2012. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 10 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Financial Condition

General

Total assets were $537.5 million at March 31, 2013 compared to $532.7 million at December 31, 2012. The Company’s trust and investment advisory group had assets under management of $247.6 million at March 31, 2013 compared to $236.0 million at December 31, 2012. Assets managed by the trust and investment advisory group are not reflected on the Company’s consolidated balance sheet.

Loans

Gross loan balances decreased $1.3 million to $382.3 million at March 31, 2013, compared to $383.6 million at December 31, 2012. The decrease was reflective of an $11.5 million or 7% decrease in other real estate loans, an $8.8 million or 7% increase in 1-4 family residential loans, a $2.3 million or 5% increase in construction and land development loans, a $509 thousand or 7% decrease in consumer and other loans and a $328 thousand or 1% decrease in commercial and industrial loans.

The Company, through its banking subsidiary, grants mortgage, commercial and consumer loans to customers. The bank segments its loan portfolio into real estate loans, commercial loans, and consumer and other loans. Real estate loans are further divided into the following classes: Construction and land development; 1-4 family residential; and other real estate loans. Descriptions of the Company’s loan classes are as follows:

Commercial and Industrial Loans: Commercial and industrial loans are typically secured with non-real estate commercial property. The Company makes commercial loans primarily to businesses located within our market area.

Real Estate Loans – Construction and Land Development: The Company originates construction loans for the acquisition and development of land and construction of condominiums, townhomes, and one-to-four family residences.

Real Estate Loans – 1-4 Family: This class of loans includes loans secured by one to four family residential properties. The Bank originates mortgage loans that are either retained in its loan portfolio or sold to correspondent lenders.

Real Estate Loans – Other: This loan class consists primarily of loans secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches.

Consumer and Other Loans: Consumer and other loans include all loans made to individuals for consumer or personal purposes. They include new and used automobile loans, unsecured loans and lines of credit. This class also includes obligations of states and political subdivisions.

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

Asset Quality

Management classifies as non-performing assets non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at fair value, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $5.2 million in OREO, net of the valuation allowance, at March 31, 2013 and $5.6 million at December 31, 2012. The valuation allowance for other real estate owned totaled $2.2 million at March 31, 2013 and at December 31, 2012.

Non-performing assets were $14.9 million at March 31, 2013 and $14.0 million at December 31, 2012, representing 2.77% and 2.62% of total assets, respectively. Non-performing assets included $9.7 million in non-accrual loans and $5.2 million in OREO, net of the valuation allowance at March 31, 2013.

The levels of non-performing assets at March 31, 2013 and December 31, 2012 were primarily attributable to weak local economic conditions that negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in hotel and mini-storage operations, commercial and residential rental real estate and residential real estate development. At March 31, 2013, 52% of non-performing assets related to construction and land development loans, 32% related to commercial real estate loans, 12% related to residential real estate loans and 4% related to properties originally acquired for branch expansion no longer intended to be used for that purpose. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $41.4 million and $44.6 million at March 31, 2013 and December 31, 2012, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $12.8 million at March 31, 2013 and $13.1 million at December 31, 2012, representing 3.34% and 3.41% of total loans, respectively.

Impaired loans totaled $19.2 million and $17.0 million at March 31, 2013 and December 31, 2012, respectively. The related allowance for loan losses provided for these loans totaled $1.9 million and $1.8 million at March 31, 2013 and December 31, 2012, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2013 and the year ended December 31, 2012 was $17.7 million and $21.0 million, respectively. Included in the impaired loans total at

March 31, 2013 are loans classified as TDRs totaling $6.5 million. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of March 31, 2013, $4.1 million of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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

Securities

Securities at March 31, 2013 were $89.1 million, a slight decrease from $89.5 million at December 31, 2012. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of March 31, 2013, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios. Gross unrealized gains in the securities portfolio totaled $2.0 million and $2.1 million at March 31, 2013 and December 31, 2012, respectively. Gross unrealized losses totaled $363 thousand and $319 thousand at March 31, 2013 and December 31, 2012, respectively. Investments in an unrealized loss position were considered temporarily impaired at March 31, 2013 and December 31, 2012.

Deposits

Deposits were $470.0 million at March 31, 2013, an increase of $3.1 million from $466.9 million at December 31, 2012. Non-interest bearing demand deposits increased $5.7 million or 7% to $90.8 million during the first three months of 2013 from $85.1 million at December 31, 2012. Savings and interest-bearing demand deposits increased $2.6 million or 1% to $224.2 million at March 31, 2013 compared to $221.6 million at December 31, 2012. Time deposits, which include brokered deposits, decreased $5.2 million or 3% during the first three months of 2013 to $155.0 million compared to $160.2 million at December 31, 2012.

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

At March 31, 2013, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $127.3 million. At March 31, 2013, 23% or $87.7 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $106.0 million at March 31, 2013, which included $66.0 million available from FHLB, $37.0 million of unsecured federal funds lines of credit with other correspondent banks and $3.0 million available through the Federal Reserve Discount Window.

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

The Company currently does not pay cash dividends on common stock in order to maintain solid capital levels in light of the current economic environment.

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 15.82% at March 31, 2013 and a ratio of Tier 1 capital to risk-weighted assets of 14.55%. The Bank had a ratio of total capital to risk-weighted assets of 14.09% and a ratio of Tier 1 capital to risk-weighted assets of 12.81% at March 31, 2013. All of these exceed the capital requirements adopted by the federal regulatory agencies.

On March 13, 2009, the Company received an investment by the U.S. Treasury through the purchase of the Company’s preferred stock totaling $13.9 million from the Company’s participation in the TARP Capital Purchase Program. As a result of this investment, capital ratios increased during 2009. The Series A Preferred Stock pays a dividend of 5% per annum until March 13, 2014 and 9% thereafter. The Series B Preferred Stock pays a dividend of 9% per annum. On August 29, 2012, the Treasury sold its preferred stock in the Company to private investors. The Treasury sold all 13,900 shares of Series A Preferred Stock at a price of $882.50 per share and all 695 shares of Series B Preferred Stock at a price of $912.50 per share. Each series of preferred stock was sold pursuant to an effective shelf registration statement previously filed by the Company with the Securities and Exchange Commission. Terms of the preferred stock did not change as result of the sale to new investors, including dividends which are payable on the full face value. The Company is current on its dividend payments on each series of preferred stock.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Commitments to extend credit, which amounted to $55.1 million at March 31, 2013, and $52.8 million at December 31, 2012, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2013 and December 31, 2012, the Bank had $8.4 million and $8.3 million in outstanding standby letters of credit, respectively.

The Company had $2.4 million in locked-rate commitments to originate mortgage loans at March 31, 2013 and $806 thousand at December 31, 2012. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A.	Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

10.1	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2013).

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	May 13, 2013
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	May 13, 2013
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

10.1	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2013).

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.