Form 10-Q
period 2013-06-30
FIRST NATIONAL CORP /VA/
filed 2013-08-13
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 9, 2013, 4,901,464 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	(unaudited)
	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$8,104	$7,266
Interest-bearing deposits in banks	23,045	23,762
Securities available for sale, at fair value	105,163	89,456
Restricted securities, at cost	1,805	1,974
Loans held for sale	—	503
Loans, net of allowance for loan losses, 2013, $12,478; 2012, $13,075	365,035	370,519
Other real estate owned, net of valuation allowance, 2013, $2,083; 2012, $2,174	4,084	5,590
Premises and equipment, net	17,992	18,589
Accrued interest receivable	1,425	1,459
Bank owned life insurance	9,144	9,014
Other assets	4,942	4,565

Total assets	$540,739	$532,697

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$91,946	$85,118
Savings and interest-bearing demand deposits	232,763	221,601
Time deposits	151,249	160,198

Total deposits	$475,958	$466,917
Other borrowings	6,064	6,076
Trust preferred capital notes	9,279	9,279
Accrued interest and other liabilities	6,377	5,536

Total liabilities	$497,678	$487,808

Shareholders’ Equity
Preferred stock, $1,000 liquidation preference; 14,595 shares issued and outstanding, net of discount	$14,485	$14,409
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2013 and 2012, 4,901,464 shares	6,127	6,127
Surplus	6,813	6,813
Retained earnings	19,188	18,399
Accumulated other comprehensive loss, net	(3,552)	(859)

Total shareholders’ equity	$43,061	$44,889

Total liabilities and shareholders’ equity	$540,739	$532,697

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended June 30, 2013 and 2012

(Dollars in thousands, except per share data)

	(unaudited)	(unaudited)
	June 30, 2013	June 30, 2012
Interest and Dividend Income
Interest and fees on loans	$4,816	$5,265
Interest on federal funds sold	—	6
Interest on deposits in banks	17	5
Interest and dividends on securities available for sale:
Taxable interest	443	514
Tax-exempt interest	76	71
Dividends	19	19

Total interest and dividend income	$5,371	$5,880

Interest Expense
Interest on deposits	$632	$959
Interest on trust preferred capital notes	55	60
Interest on other borrowings	30	66

Total interest expense	$717	$1,085

Net interest income	$4,654	$4,795
Provision for loan losses	2,500	650

Net interest income after provision for loan losses	$2,154	$4,145

Noninterest Income
Service charges on deposit accounts	$464	$523
ATM and check card fees	365	387
Trust and investment advisory fees	375	368
Fees for other customer services	128	107
Gains on sale of loans	65	49
Net gains on sale of securities available for sale (includes net gains of $0 and $1 for the three months ended June 30, 2013 and 2012, respectively, related to accumulated other comprehensive income reclassifications for previously unrealized net gains on available-for-sale securities)	—	1
Losses on sale of premises and equipment, net	(3)	—
Other operating income	640	27

Total noninterest income	$2,034	$1,462

Noninterest Expense
Salaries and employee benefits	$2,443	$2,388
Occupancy	296	337
Equipment	288	307
Marketing	113	95
Stationery and supplies	81	86
Legal and professional fees	219	198
ATM and check card fees	168	163
FDIC assessment	180	179
Bank franchise tax	70	61
Other real estate owned, net	376	106
Telecommunications expense	78	61
Data processing	95	78
Other operating expense	350	375

Total noninterest expense	$4,757	$4,434

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Three months ended June 30, 2013 and 2012

(Dollars in thousands, except per share data)

	(unaudited)	(unaudited)
	June 30, 2013	June 30, 2012

Income (loss) before income taxes	$(569)	$1,173
Income tax expense (benefit)	(830)	479

Net income	$261	$694

Effective dividend on preferred stock	230	227

Net income available to common shareholders	$31	$467

Earnings per common share, basic and diluted	$0.01	$0.16

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Six months ended June 30, 2013 and 2012

(Dollars in thousands, except per share data)

	(unaudited)	(unaudited)
	June 30, 2013	June 30, 2012
Interest and Dividend Income
Interest and fees on loans	$9,749	$10,812
Interest on federal funds sold	—	9
Interest on deposits in banks	27	8
Interest and dividends on securities available for sale:
Taxable interest	815	1,048
Tax-exempt interest	149	173
Dividends	38	38

Total interest and dividend income	$10,778	$12,088

Interest Expense
Interest on deposits	$1,338	$1,945
Interest on trust preferred capital notes	111	122
Interest on other borrowings	59	146

Total interest expense	$1,508	$2,213

Net interest income	$9,270	$9,875
Provision for loan losses	2,250	2,650

Net interest income after provision for loan losses	$7,020	$7,225

Noninterest Income
Service charges on deposit accounts	$923	$1,025
ATM and check card fees	698	760
Trust and investment advisory fees	827	714
Fees for other customer services	216	205
Gains on sale of loans	124	92
Net gains on sale of securities available for sale (includes net gains of $0 and $1,118 for the six months ended June 30, 2013 and 2012, respectively, related to accumulated other comprehensive income reclassifications for previously unrealized net gains on available-for-sale securities)	—	1,118
Other operating income	747	62

Total noninterest income	$3,535	$3,976

Noninterest Expense
Salaries and employee benefits	$5,077	$4,757
Occupancy	674	663
Equipment	587	613
Marketing	223	173
Stationery and supplies	156	167
Legal and professional fees	398	448
ATM and check card fees	326	319
FDIC assessment	521	357
Bank franchise tax	138	137
Other real estate owned, net	483	670
Telecommunications expense	140	122
Data processing	178	168
Loss on land lease termination	209	—
Other operating expense	760	744

Total noninterest expense	$9,870	$9,338

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Six months ended June 30, 2013 and 2012

(Dollars in thousands, except per share data)

	(unaudited)	(unaudited)
	June 30, 2013	June 30, 2012

Income before income taxes	$685	$1,863
Income tax expense (benefit)	(559)	694

Net income	$1,244	$1,169

Effective dividend on preferred stock	455	451

Net income available to common shareholders	$789	$718

Earnings per common share, basic and diluted	$0.16	$0.24

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

Three months ended June 30, 2013 and 2012

(Dollars in thousands, except per share data)

	(unaudited)	(unaudited)
	June 30, 2013	June 30, 2012

Net income	$261	$694
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(2,561)	448
Reclassification adjustment	—	(1)

Other comprehensive income (loss)	(2,561)	447

Total comprehensive income (loss)	$(2,300)	$1,141

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Loss

Six months ended June 30, 2013 and 2012

(Dollars in thousands, except per share data)

	(unaudited)	(unaudited)
	June 30, 2013	June 30, 2012

Net income	$1,244	$1,169
Other comprehensive loss:
Unrealized gain (loss) on available for sale securities	(2,693)	327
Reclassification adjustment	—	(1,118)

Other comprehensive loss	(2,693)	(791)

Total comprehensive loss	$(1,449)	$(378)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Six months ended June 30, 2013 and 2012

(Dollars in thousands)

	(unaudited)	(unaudited)
	June 30, 2013	June 30, 2012
Cash Flows from Operating Activities
Net income	$1,244	$1,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	492	570
Origination of loans held for sale	(2,567)	(3,452)
Proceeds from sale of loans held for sale	3,194	3,818
Gains on sale of loans held for sale	(124)	(92)
Provision for loan losses	2,250	2,650
Provision for other real estate owned	448	569
Net gains on sale of securities available for sale	—	(1,118)
Net gains on sale of other real estate owned	(64)	(250)
Income from bank owned life insurance	(130)	—
Accretion of discounts and amortization of premiums on securities, net	504	369
Changes in assets and liabilities:
Decrease in interest receivable	34	84
(Increase) decrease in other assets	(766)	165
Increase in other liabilities	841	85

Net cash provided by operating activities	$5,356	$4,567

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$1,850	$24,217
Proceeds from maturities, calls, and principal payments of securities available for sale	13,461	14,708
Purchase of securities available for sale	(34,216)	(34,598)
Proceeds from redemption of restricted securities	169	367
Purchase of premises and equipment	(122)	(284)
Proceeds from sale of premises and equipment	3	—
Proceeds from sale of other real estate owned	1,927	3,815
Net decrease in loans	3,043	3,537

Net cash provided by (used in) investing activities	$(13,885)	$11,762

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$17,990	$10,964
Net decrease in time deposits	(8,949)	(21,442)
Principal payments on other borrowings	(12)	(5,012)
Net proceeds from issuance of common stock	—	7,601
Cash dividends paid on preferred stock	(379)	(379)

Net cash provided by (used in) financing activities	$8,650	$(8,268)

Increase in cash and cash equivalents	$121	$8,061

Cash and Cash Equivalents
Beginning	$31,028	$29,524

Ending	$31,149	$37,585

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Six months ended June 30, 2013 and 2012

(Dollars in thousands)

	(unaudited)	(unaudited)
	June 30, 2013	June 30, 2012
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,540	$2,263

Income Taxes	$310	$430

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized loss on securities available for sale	$(2,693)	$(820)

Transfer from loans to other real estate owned	$191	$3,180

Transfer from premises and equipment to other real estate owned	$224	$—

Transfer from other assets to other real estate owned	$452	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2013 and 2012

(Dollars in thousands, except share and per share data)

(unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	$14,263	$3,695	$1,644	$16,503	$991	$37,096
Net income	—	—	—	1,169	—	1,169
Other comprehensive loss	—	—	—	—	(791)	(791)
Issuance of common stock, net of offerings cost	—	2,432	5,169	—	—	7,601
Cash dividends on preferred stock	—	—	—	(379)	—	(379)
Accretion on preferred stock discount	72	—	—	(72)	—	—

Balance, June 30, 2012	$14,335	$6,127	$6,813	$17,221	$200	$44,696

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2012	$14,409	$6,127	$6,813	$18,399	$(859)	$44,889
Net income	—	—	—	1,244	—	1,244
Other comprehensive loss	—	—	—	—	(2,693)	(2,693)
Cash dividends on preferred stock	—	—	—	(379)	—	(379)
Accretion on preferred stock discount	76	—	—	(76)	—	—

Balance, June 30, 2013	$14,485	$6,127	$6,813	$19,188	$(3,552)	$43,061

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2013 and December 31, 2012, the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 and the cash flows and changes in shareholders’ equity for the six months ended June 30, 2013 and 2012. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. Amortized costs and fair values of securities available for sale at June 30, 2013 and December 31, 2012 were as follows:

	(in thousands)
	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$87,578	$774	$(1,769)	$86,583
Obligations of states and political subdivisions	18,507	481	(411)	18,577
Corporate equity securities	1	2	—	3

	$106,086	$1,257	$(2,180)	$105,163

	(in thousands)
	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$72,129	$1,325	$(236)	$73,218
Obligations of states and political subdivisions	15,556	762	(83)	16,235
Corporate equity securities	1	2	—	3

	$87,686	$2,089	$(319)	$89,456

At June 30, 2013 and December 31, 2012, investments in an unrealized loss position that were temporarily impaired were as follows:

	(in thousands)
	June 30, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$59,441	$(1,769)	$—	$—	$59,441	$(1,769)
Obligations of states and political subdivisions	7,758	(333)	1,342	(78)	9,100	(411)

	$67,199	$(2,102)	$1,342	$(78)	$68,541	$(2,180)

	(in thousands)
	December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$19,612	$(236)	$—	$—	$19,612	$(236)
Obligations of states and political subdivisions	4,287	(83)	—	—	4,287	(83)

	$23,899	$(319)	$—	$—	$23,899	$(319)

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

At June 30, 2013, there were 36 U.S. agency and mortgage-backed securities and 18 obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.5 years at June 30, 2013. At December 31, 2012, there were twelve U.S. agency and mortgage-backed securities and nine obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2012. The weighted-average re-pricing term of the portfolio was 3.6 years at December 31, 2012. The change in the unrealized gains and losses of investment securities from December 31, 2012 to June 30, 2013 was related to changes in market interest rates.

Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013, and no impairment has been recognized. Restricted securities are not part of the available for sale securities portfolio.

The composition of restricted securities at June 30, 2013 and December 31, 2012 was as follows:

	(in thousands)
	June 30, 2013	December 31, 2012
Federal Home Loan Bank stock	$909	$1,078
Federal Reserve Bank stock	846	846
Community Bankers’ Bank stock	50	50

	$1,805	$1,974

Note 3. Loans

Loans at June 30, 2013 and December 31, 2012 are summarized as follows:

	(in thousands)
	June 30, 2013	December 31, 2012
Real estate loans:
Construction and land development	$44,305	$43,524
Secured by 1-4 family residential	145,628	134,964
Other real estate loans	159,834	176,573
Commercial and industrial loans	19,701	20,718
Consumer and other loans	8,045	7,815

Total loans	$377,513	$383,594
Allowance for loan losses	12,478	13,075

Loans, net	$365,035	$370,519

Notes to Consolidated Financial Statements

(unaudited)

Consumer and other loans included $99 thousand and $153 thousand of demand deposit overdrafts at June 30, 2013 and December 31, 2012, respectively.

Risk characteristics of each loan portfolio class that are considered by the Company include:

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

The following table provides a summary of loan classes and an aging of past due loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	(in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$1,873	$—	$4,546	$6,419	$37,886	$44,305	$2,678	$1,889
1-4 family residential	1,731	445	89	2,265	143,363	145,628	1,577	—
Other real estate loans	1,173	1,415	74	2,662	157,172	159,834	4,745	—
Commercial and industrial	261	24	79	364	19,337	19,701	90	—
Consumer and other loans	77	3	—	80	7,965	8,045	2	—

Total	$5,115	$1,887	$4,788	$11,790	$365,723	$377,513	$9,092	$1,889

Notes to Consolidated Financial Statements

(unaudited)

	December 31, 2012
	(in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$77	$701	$89	$867	$42,657	$43,524	$646	$—
1-4 family residential	2,741	—	476	3,217	131,747	134,964	968	129
Other real estate loans	1,347	686	1,476	3,509	173,064	176,573	6,752	—
Commercial and industrial	428	408	99	935	19,783	20,718	14	99
Consumer and other loans	43	5	8	56	7,759	7,815	13	—

Total	$4,636	$1,800	$2,148	$8,584	$375,010	$383,594	$8,393	$228

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables provide an analysis of the credit risk profile of each loan class as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$25,627	$4,851	$13,827	$—	$44,305
Secured by 1-4 family residential	130,940	6,461	8,227	—	145,628
Other real estate loans	122,778	14,259	22,797	—	159,834
Commercial and industrial	18,163	791	747	—	19,701
Consumer and other loans	7,975	70	—	—	8,045

Total	$305,483	$26,432	$45,598	$—	$377,513

	December 31, 2012 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$22,384	$5,176	$15,964	$—	$43,524
Secured by 1-4 family residential	120,692	6,055	8,217	—	134,964
Other real estate loans	134,701	14,513	27,359	—	176,573
Commercial and industrial	18,831	798	1,089	—	20,718
Consumer and other loans	7,743	72	—	—	7,815

Total	$304,351	$26,614	$52,629	$—	$383,594

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the six months ended June 30, 2013 and 2012 and for the year ended December 31, 2012 were as follows:

	(in thousands)
	June 30, 2013	December 31, 2012	June 30, 2012
Balance at beginning of year	$13,075	$12,937	$12,937
Provision charged to operating expense	2,250	3,555	2,650
Loan recoveries	498	376	196
Loan charge-offs	(3,345)	(3,793)	(1,784)

Balance at end of period	$12,478	$13,075	$13,999

Notes to Consolidated Financial Statements

(unaudited)

The following tables present, as of June 30, 2013, December 31, 2012 and June 30, 2012, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology.

	June 30, 2013
	(in thousands)
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2012	$2,481	$3,712	$6,163	$608	$111	$13,075
Charge-offs	(2,308)	(172)	(798)	—	(67)	(3,345)
Recoveries	—	6	206	176	110	498
Provision for loan losses	3,097	179	(561)	(399)	(66)	2,250

Ending Balance, June 30, 2013	$3,270	$3,725	$5,010	$385	$88	$12,478

Ending Balance:
Individually evaluated for impairment	747	195	161	19	—	1,122
Collectively evaluated for impairment	2,523	3,530	4,849	366	88	11,356

Loans:
Ending Balance	44,305	145,628	159,834	19,701	8,045	377,513

Individually evaluated for impairment	3,595	1,940	5,219	90	—	10,844
Collectively evaluated for impairment	40,710	143,688	154,615	19,611	8,045	366,669

	December 31, 2012
	(in thousands)
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2011	$2,843	$3,766	$5,192	$963	$173	$12,937
Charge-offs	(431)	(761)	(2,154)	(261)	(186)	(3,793)
Recoveries	1	68	64	35	208	376
Provision for (recovery of) loan losses	68	639	3,061	(129)	(84)	3,555

Ending Balance, December 31, 2012	$2,481	$3,712	$6,163	$608	$111	$13,075

Ending Balance:
Individually evaluated for impairment	567	306	930	35	—	1,838
Collectively evaluated for impairment	1,914	3,406	5,233	573	111	11,237

Loans:
Ending Balance	43,524	134,964	176,573	20,718	7,815	383,594

Individually evaluated for impairment	2,516	3,776	10,528	160	—	16,980
Collectively evaluated for impairment	41,008	131,188	166,045	20,558	7,815	366,614

Notes to Consolidated Financial Statements

(unaudited)

	June 30, 2012
	(in thousands)
	Commercial and Industrial	Other Real Estate	Construction and Land Development	Secured by 1-4 Family Residential	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2011	$963	$5,192	$2,843	$3,766	$173	$12,937
Charge-offs	(74)	(674)	(369)	(562)	(105)	(1,784)
Recoveries	16	52	1	2	125	196
Provision for loan losses	(264)	1,285	700	993	(64)	2,650

Ending Balance, June 30, 2012	$641	$5,855	$3,175	$4,199	$129	$13,999

Ending Balance:
Individually evaluated for impairment	55	1,033	1,145	972	—	3,205
Collectively evaluated for impairment	586	4,822	2,030	3,227	129	10,794

Loans:
Ending Balance	24,937	174,212	47,843	128,229	8,914	384,135

Individually evaluated for impairment	402	10,813	5,256	5,460	—	21,931
Collectively evaluated for impairment	24,535	163,399	42,587	122,769	8,914	362,204

Impaired loans and the related allowance at June 30, 2013 and December 31, 2012, were as follows:

	June 30, 2013
	(in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$6,245	$2,678	$917	$3,595	$747	$5,059	$20
Secured by 1-4 family	2,864	856	1,084	1,940	195	3,047	14
Other real estate loans	6,242	3,877	1,342	5,219	161	8,682	90
Commercial and industrial	91	—	90	90	19	87	2
Consumer and other loans	—	—	—	—	—	—	—

Total	$15,442	$7,411	$3,433	$10,844	$1,122	$16,875	$126

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

As of June 30, 2013, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $2.2 million. At June 30, 2013, $838 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $6.3 million in TDRs at December 31, 2012, $1.6 million of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no new loans modified as TDRs during the three and six month periods ended June 30, 2013 and 2012.

For the three and six months ended June 30, 2013 and 2012, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due during the twelve month period subsequent to the modification.

Note 5. Other Real Estate Owned (OREO)

At June 30, 2013 and December 31, 2012, OREO totaled $4.1 million and $5.6 million, respectively. OREO is primarily comprised of residential lots, raw land, non-residential properties and residential properties associated with commercial relationships, and are located primarily in the Commonwealth of Virginia. Changes in the balance for OREO are as follows:

	(in thousands)
	For the six months ended June 30, 2013	For the year ended December 31, 2012
Balance at the beginning of year, gross	$7,764	$9,166
Transfers in	867	5,578
Charge-offs	(601)	(1,808)
Sales proceeds	(1,927)	(5,438)
Gain on disposition	64	268
Depreciation	—	(2)

Balance at the end of period, gross	$6,167	$7,764
Less: allowance for losses	(2,083)	(2,174)

Balance at the end of period, net	$4,084	$5,590

Notes to Consolidated Financial Statements

(unaudited)

Changes in the allowance for OREO losses are as follows:

	(in thousands)
	For the six months ended		For the year ended
	June 30,	June 30,	December 31,
	2013	2012	2012
Balance at beginning of year	$2,174	$2,792	$2,792
Provision for losses	448	569	1,190
Transfer in	62	—	—
Charge-offs, net	(601)	(1,274)	(1,808)

Balance at end of period	$2,083	$2,087	$2,174

Net expenses applicable to OREO, other than the provision for losses, were $99 thousand and $351 thousand for the six months ended June 30, 2013 and 2012, respectively.

Note 6. Other Borrowings

The Bank had unused lines of credit totaling $106.5 million and $105.4 million available with non-affiliated banks at June 30, 2013 and December 31, 2012, respectively. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $30.0 million at June 30, 2013.

At June 30, 2013 and December 31, 2012, the Bank had borrowings from the FHLB system totaling $6.0 million which mature through December 28, 2018. The interest rate on these notes payable ranged from 1.78% to 2.04% and the weighted average rate was 1.91%. The Bank also had a letter of credit from the FHLB totaling $30.0 million at June 30, 2013 and December 31, 2012. The Bank had collateral pledged on these borrowings and letter of credit at June 30, 2013 and December 31, 2012 including real estate loans totaling $89.9 million and $100.0 million, respectively, and Federal Home Loan Bank stock with a book value of $909 thousand and $1.1 million, respectively.

At June 30, 2013 and December 31, 2012, the Bank had a note payable totaling $64 and $76 thousand, respectively, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Note 7. Capital Requirements

A comparison of the capital of the Company and the Bank at June 30, 2013 and December 31, 2012 with the minimum regulatory guidelines were as follows:

	Actual		(dollars in thousands) Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013:
Total Capital (to Risk Weighted Assets):
Consolidated	$60,623	15.94%	$30,433	8.00%	N/A	N/A
First Bank	$54,198	14.26%	$30,399	8.00%	$37,999	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$55,773	14.66%	$15,216	4.00%	N/A	N/A
First Bank	$49,353	12.99%	$15,199	4.00%	$22,799	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$55,773	10.33%	$21,598	4.00%	N/A	N/A
First Bank	$49,353	9.13%	$21,616	4.00%	$27,020	5.00%

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

Note 8. Trust Preferred Capital Notes

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2013 and December 31, 2012 was 2.87% and 2.91%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the trust preferred securities.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2013 and December 31, 2012 was 1.88% and 1.96%, respectively. The securities have a mandatory redemption date of October 1, 2036, and are subject to varying call provisions beginning October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the trust preferred securities.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2013 and December 31, 2012, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three and six months ended June 30, 2013 and 2012 were as follows:

	(in thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Service cost	$118	$107	$236	$214
Interest cost	70	67	140	135
Expected return on plan assets	(76)	(69)	(152)	(138)
Amortization of prior service cost	—	1	—	1
Amortization of net loss	27	21	54	43

Net periodic benefit cost	$139	$127	$278	$255

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2012, that it expected to contribute $500 thousand to its pension plan during the year ended December 31, 2013. The Company made a contribution of $500 thousand for the 2013 plan year during the first quarter of 2013.

In addition to the defined benefit pension plan, the Company maintains a 401(k) plan and an employee stock ownership plan (ESOP) for eligible employees. In May 2013, the Bank terminated its Split Dollar Life Insurance Plan that provided life insurance coverage to insurable directors and recorded a gain of $543 thousand from the termination of the postretirement benefit liability. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information about the Company’s benefit plans.

Note 10. Earnings per Common Share

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. The average number of common shares outstanding used to calculate basic and diluted earnings per common share were 4,901,464 and 2,998,414 for the three months ended June 30, 2013 and 2012, respectively, and 4,901,464 and 2,977,032 for the six months ended June 30, 2013 and 2012, respectively.

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables present the balances of financial assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

		Fair Value Measurements at June 30, 2013 (in thousands)
Description	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$86,583	$—	$86,583	$—
Obligations of states and political subdivisions	18,577	—	18,577	—
Corporate equity securities	3	3	—	—

	$105,163	$3	$105,160	$—

		Fair Value Measurements at December 31, 2012 (in thousands)
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$73,218	$—	$73,218	$—
Obligations of states and political subdivisions	16,235	—	16,235	—
Corporate equity securities	3	3	—	—

	$89,456	$3	$89,453	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at June 30, 2013 or December 31, 2012.

Notes to Consolidated Financial Statements

(unaudited)

Impaired loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal of one year or less conducted by an independent, licensed appraiser, using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other real estate owned

Loans are transferred to other real estate owned when the collateral securing them is foreclosed on or acquired through a deed in lieu of foreclosure. The measurement of loss associated with other real estate owned is based on the appraisal documents and assessed the same way as impaired loans described above.

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods:

		Carrying Value at June 30, 2013 (in thousands)
Description	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans, net	$2,311	$—	$—	$2,311
Other real estate owned, net	4,084	—	—	4,084

		Carrying Value at December 31, 2012 (in thousands)
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans, net	$7,944	$—	$—	$7,944
Other real estate owned, net	5,590	—	—	5,590

Notes to Consolidated Financial Statements

(unaudited)

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2013 and December 31, 2012:

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2013
	(dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Input	Range
Assets
Impaired loans	$2,311	Property appraisals	Selling cost	10%

Other real estate owned	$4,084	Property appraisals	Selling cost	7%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2012
	(dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Input	Range
Assets
Impaired loans	$7,944	Property appraisals	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0%-30%

Other real estate owned	$5,590	Property appraisals	Selling cost	7%
			Discount for lack of marketability and age of appraisal	0%-25%

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

Deposits

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2013 and December 31, 2012, fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012 are as follows:

	(in thousands)
	Fair Value Measurements at June 30, 2013 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$31,149	$31,149	$—	$—	$31,149
Securities	105,163	3	105,160	—	105,163
Loans, net	365,035	—	—	370,775	370,775
Bank owned life insurance	9,144	9,144	—	—	9,144
Accrued interest receivable	1,425	1,425	—	—	1,425
Financial Liabilities
Deposits	$475,958	$324,709	$—	$152,552	$477,261
Other borrowings	6,064	—	—	5,837	5,837
Trust preferred capital notes	9,279	—	—	8,738	8,738
Accrued interest payable	254	254	—	—	254

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

Notes to Consolidated Financial Statements

(unaudited)

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

Note 13. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows:

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2011	$3,166	$(2,175)	$991
Net unrealized gains on investment securities	327	—	327
Reclassification adjustment	(1,118)	—	(1,118)

Balance at June 30, 2012	$2,375	$(2,175)	$200

Balance at December 31, 2012	$1,770	$(2,629)	$(859)
Net unrealized losses on investment securities	(2,693)	—	(2,693)

Balance at June 30, 2013	$(923)	$(2,629)	$(3,552)

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

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at June 30, 2013 and results of operations of the Company for the three and six month periods ended June 30, 2013 and 2012 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2012. The results of operations for the three and six month periods ended June 30, 2013 may not be indicative of the results to be achieved for the year.

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

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the six month period ended June 30, 2013 was salaries and employee benefits, comprising 51% of noninterest expenses, followed by occupancy and equipment expense, comprising 13% of expenses.

Quarterly Performance

For the three months ended June 30, 2013, net income totaled $261 thousand compared to $694 thousand for the same period in 2012. After the effective dividend on preferred stock, net income available to common shareholders was $31 thousand, or $0.01 per basic and diluted share, compared to $467 thousand, or $0.16 per basic and diluted share, for the same period in 2012. Return on average assets and return on average equity were 0.19% and 2.32%, respectively, for the second quarter of 2013 compared to 0.53% and 7.21% for the same quarter in 2012.

Net interest income decreased 3%, or $141 thousand, compared to the second quarter of 2012. The net interest margin was 3.71% for the second quarter of 2013 compared to 3.88% for the same period in 2012. The provision for loan losses was $1.9 million higher when comparing the quarters. The provision for loan losses totaled $2.5 million compared to $650 thousand for the same quarter one year ago. Noninterest income increased $572 thousand, or 39%, to $2.0 million compared to $1.5 million for the same period one year ago. The Company recorded a $543 thousand gain from the termination of a liability related to the Company’s split dollar life insurance plan during the quarter. Noninterest income, excluding the gain on termination of the split dollar liability and gains on sales of securities, remained relatively unchanged at $1.5 million when comparing the periods. Noninterest expense increased 7%, or $323 thousand, when comparing the two periods.

Year-to-Date Performance

Net income totaled $1.2 million for the six months ended June 30, 2013 and for the same period in 2012. After the effective dividend on preferred stock, net income available to common shareholders was $788 thousand, or $0.16 per basic and diluted share, compared to $718 thousand, or $0.24 per basic and diluted share, for the same period in 2012. Return on average assets and return on average equity were 0.47% and 5.57%, respectively, for the six months ended June 30, 2013 compared to 0.44% and 6.17% for the same period in 2012.

For the six months ended June 30, 2013, net interest income decreased 6%, or $605 thousand, compared to the same period of 2012. The net interest margin was 3.75% for the six months ended June 30, 2013 compared to 4.01% for the same period in 2012. The provision for loan losses was $400 thousand lower when comparing the two periods. Noninterest income decreased $441 thousand, or 11%, to $3.5 million compared to $4.0 million for the same period one year ago. Noninterest income, excluding gains on sales of securities and the termination of the split dollar liability, increased 5%, or $134 thousand, to $3.0 million compared to $2.9 million for the same period one year ago. Noninterest expense increased 6%, or $532 thousand, when comparing the two periods.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing adjusted noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income excluding securities and premises and equipment gains and losses and gain on termination of the split dollar liability. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the table below.

	Efficiency Ratio
	(in thousands)
	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Noninterest expense	$4,757	$4,434	$9,870	$9,338
Less: other real estate owned expense, net	376	106	483	670
Less: loss on land lease termination	—	—	209	—

	$4,381	$4,328	$9,178	$8,668

Tax-equivalent net interest income	$4,717	$4,839	$9,384	$9,979
Noninterest income	2,034	1,462	3,535	3,976
Less: securities gains	—	1	—	1,118
Less: losses on premises and equipment	(3)	—	—	—
Less: gain on termination of postretirement benefit obligation	543	—	543

	$6,211	$6,300	$12,376	$12,837

Efficiency ratio	70.54%	68.70%	74.14%	67.52%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income (in thousands)
	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

GAAP measures:
Interest income – loans	$4,815	$5,265	$9,749	$10,812
Interest income – investments and other	556	615	1,029	1,276
Interest expense – deposits	632	959	1,338	1,945
Interest expense – other borrowings	30	66	59	146
Interest expense – trust preferred capital notes	55	60	111	122

Total net interest income	$4,654	$4,795	$9,270	$9,875

Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$24	$7	$38	$15
Tax benefit realized on non-taxable interest income – municipal securities	39	37	76	89

Total tax benefit realized on non-taxable interest income	$63	$44	$114	$104

Total tax-equivalent net interest income	$4,717	$4,839	$9,384	$9,979

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

In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified. The Company’s positive evidence considered in support of its use of forecasted future earnings as a source of realizing DTAs was insufficient to overcome the negative evidence associated with its pre-tax cumulative loss position. Therefore, the Company continues to maintain a full valuation allowance on its net deferred tax assets. The total valuation allowance on deferred income tax assets was $7.0 million at June 30, 2013.

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

Lending Policies

General

In an effort to manage risk, the Bank’s loan policy gives loan amount approval limits to individual loan officers based on their position within the Bank and level of experience. The Management Loan Committee can approve new loans up to their authority. The Board Loan Committee approves all loans which exceed the authority of the Management Loan Committee. The full Board of Directors must approve loans which exceed the authority of the Board Loan Committee, up to the Bank’s legal lending limit. The Board Loan Committee currently consists of three non-management directors. The Board Loan Committee approves the Bank’s Loan Policy and reviews the loan watch list, concentrations of credit and other risk management reports. The Board Loan Committee meets on a monthly basis and the Chairman of the Committee then reports to the Board of Directors.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At June 30, 2013, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $65.9 million.

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

Net Interest Income

Net interest income totaled $4.7 million for the second quarter of 2013, which was a 3% decrease when compared to the same period a year ago. The net interest margin decreased to 3.71% from 3.88% and average earning assets were $8.4 million higher when comparing the periods. Interest-earning asset yields decreased 48 basis points while the cost of funds decreased 31 basis points.

For the six months ended June 30, 2013, net interest income totaled $9.3 million, which was a 6% decrease when compared to the same period a year ago. The net interest margin decreased to 3.75% from 4.01% and average earning assets were $3.6 million higher when comparing the periods. Interest-earning asset yields decreased 54 basis points while the cost of funds decreased 28 basis points.

For both the three month and six month periods ended June 30, 2013, interest-earning assets decreased from lower yields earned on loans and securities, as well as higher balances of securities and lower balances of loans, when comparing to the same periods in 2012. Although funding costs also fell during those periods, the decreases in the cost of funds were less than the decreases in the yields on interest-earning assets, which resulted in lower net interest margins for the 2013 periods compared to the 2012 periods.

Provision for Loan Losses

The Bank recorded provision for loan losses of $2.5 million during the second quarter, which resulted in a total allowance for loan losses of $12.5 million or 3.31% of total loans at June 30, 2013. This compared to a provision for loan losses of $650 thousand and an allowance for loan losses of $14.0 million, or 3.64% of total loans, at the end of the same quarter in 2012.

The provision for loan losses was primarily driven by a charge-off totaling $2.3 million on one large loan relationship during the quarter. Net charge-offs increased to $2.8 million for the second quarter of 2013 compared to $287 thousand for the same period in 2012.

For the six months ended June 30, 2013, provision for loan losses totaled $2.3 million, compared to $2.7 million for the same period in 2012. The provision for loan losses in 2013 was primarily the result of the charge-off of one large loan relationship. In 2012, the provision for loan losses resulted from specific reserves on impaired loans and general reserves driven by the loss history component of the allowance for loan losses.

Noninterest Income

Noninterest income increased $572 thousand, or 39%, to $2.0 million compared to $1.5 million for the same period one year ago. The increase in noninterest income was primarily the result of a $543 thousand one-time gain recorded on the termination of a liability related to the Company’s split dollar life insurance plan. Noninterest income, excluding the gain on termination of the split dollar liability and gains on sales of securities, remained relatively unchanged at $1.5 million when comparing the periods. Revenues from bank owned life insurance increased while service charges on deposit accounts and ATM and check card fees decreased.

For the six months ended June 30, 2013, noninterest income decreased $441 thousand, or 11%, to $3.5 million compared to $4.0 million for the same period one year ago. For the six months ended June 30, 2013, noninterest income, excluding gains on sale of securities and the termination of the split dollar liability, increased 5% to $3.0 million compared to $2.9 for the same period one year ago. Revenues from trust and investment advisory fees and bank owned life insurance increased while service charges on deposit accounts decreased.

Noninterest Expense

Noninterest expense increased 7% to $4.8 million for the second quarter of 2013 compared to $4.4 million for the same quarter of 2012. The increase in noninterest expense was primarily due to an increase in expenses related to other real estate owned from $106 thousand for the second quarter of 2012 to $376 thousand for the second quarter of 2013.

For the six months ended June 30, 2013, noninterest expense increased 6% to $9.9 million compared to $9.3 million for the same period in 2012. Salaries and employee benefits increased $320 thousand to $5.1 million for the six months ended June 30, 2013, compared to $4.8 million for the same period one year ago. The decision to terminate a land lease for branch expansion earlier this year resulted in a one-time loss of $209 thousand for the first six months of 2013. These increased expenses were partially offset by a decrease in other real estate owned expense from $670 thousand in 2012 to $483 thousand in 2013.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income (loss) for the three and six month periods ended June 30, 2013 and 2012. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and from the full valuation allowance on the Company’s net deferred tax asset. A more detailed discussion of the Company’s tax calculation is contained in Note 10 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Financial Condition

General

Total assets were $540.7 million at June 30, 2013 compared to $532.7 million at December 31, 2012. The Company’s trust and investment advisory group had assets under management of $250.7 million at June 30, 2013 compared to $236.0 million at December 31, 2012. Assets managed by the trust and investment advisory group are not reflected on the Company’s consolidated balance sheet.

Loans

Gross loan balances decreased $6.1 million to $377.5 million at June 30, 2013, compared to $383.6 million at December 31, 2012. The decrease was reflective of a $16.7 million or 9% decrease in other real estate loans, an $10.7 million or 8% increase in 1-4 family residential loans, a $1.0 million or 5% decrease in commercial and industrial loans, a $781 or 2% increase in construction and land development loans, and a $229 thousand or 3% increase in consumer and other loans.

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

Asset Quality

Management classifies as non-performing assets non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at fair value, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $4.1 million in OREO, net of the valuation allowance, at June 30, 2013 and $5.6 million at December 31, 2012. The valuation allowance for other real estate owned totaled $2.1 million at June 30, 2013 and $2.2 million at December 31, 2012.

Non-performing assets were $13.2 million at June 30, 2013 and $14.0 million at December 31, 2012, representing 2.44% and 2.62% of total assets, respectively. Non-performing assets included $9.1 million in non-accrual loans and $4.1 million in OREO, net of the valuation allowance at June 30, 2013. This compares to $8.4 million in non-accrual loans and $5.6 million in OREO, net of the valuation allowance at December 31, 2012. The construction and land development loan category contributed to the increase in non-accrual loans and the increase in loans past due greater than 90 days when comparing the periods. The Bank is in the process of working with customers for the repayment of loans in this loan category.

The levels of non-performing assets at June 30, 2013 and December 31, 2012 were primarily attributable to weak local economic conditions that negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in hotel and mini-storage operations, commercial and residential rental real estate and residential real estate development. At June 30, 2013, 42% of non-performing assets related to commercial real estate loans, 39% related to construction and land development loans, 14% related to residential real estate loans, 4% related to properties originally acquired for branch expansion no longer intended to be used for that purpose and 1% related to commercial and industrial loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $34.5 million and $44.6 million at June 30, 2013 and December 31, 2012, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $12.5 million at June 30, 2013 and $13.1 million at December 31, 2012, representing 3.31% and 3.41% of total loans, respectively.

Impaired loans totaled $10.8 million and $17.0 million at June 30, 2013 and December 31, 2012, respectively. The related allowance for loan losses provided for these loans totaled $1.1 million and $1.8 million at June 30, 2013 and December 31, 2012, respectively. The average recorded investment in impaired loans during the six months ended June 30, 2013 and the year ended December 31, 2012 was $16.9 million and $21.0 million, respectively. Included in the impaired loans total at June 30, 2013 are loans classified as TDRs totaling $2.2 million. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of June 30, 2013, $838 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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

Securities

Securities at June 30, 2013 were $105.2 million, an increase of $15.7 million from $89.5 million at December 31, 2012. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of June 30, 2013, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios. Gross unrealized gains in the securities portfolio totaled $1.3 million and $2.1 million at June 30, 2013 and December 31, 2012, respectively. Gross unrealized losses totaled $2.2 million and $319 thousand at June 30, 2013 and December 31, 2012, respectively. Investments in an unrealized loss position were considered temporarily impaired at June 30, 2013 and December 31, 2012. The change in the unrealized gains and losses of investment securities from December 31, 2012 to June 30, 2013 was related to changes in market interest rates.

Deposits

Deposits were $476.0 million at June 30, 2013, an increase of $9.1 million from $466.9 million at December 31, 2012. Non-interest bearing demand deposits increased $6.8 million or 8% to $91.9 million during the first six months of 2013 from $85.1 million at December 31, 2012. Savings and interest-bearing demand deposits increased $11.2 million or 5% to $232.8 million at June 30, 2013 compared to $221.6 million at December 31, 2012. Time deposits, which include brokered deposits, decreased $9.0 million or 6% during the first six months of 2013 to $151.2 million compared to $160.2 million at December 31, 2012.

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

At June 30, 2013, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $120.6 million. At June 30, 2013, 23% or $88.7 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $106.4 million at June 30, 2013, which included $66.6 million available from FHLB, $37.0 million of unsecured federal funds lines of credit with other correspondent banks and $2.8 million available through the Federal Reserve Discount Window.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 15.94% at June 30, 2013 and a ratio of Tier 1 capital to risk-weighted assets of 14.66%. The Bank had a ratio of total capital to risk-weighted assets of 14.26% and a ratio of Tier 1 capital to risk-weighted assets of 12.99% at June 30, 2013. All of these exceed the capital requirements adopted by the federal regulatory agencies.

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

Commitments to extend credit, which amounted to $57.6 million at June 30, 2013, and $52.8 million at December 31, 2012, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At June 30, 2013 and December 31, 2012, the Bank had $8.1 million and $8.3 million in outstanding standby letters of credit, respectively.

The Company had $2.2 million in locked-rate commitments to originate mortgage loans at June 30, 2013 and $806 thousand at December 31, 2012. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A.	Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

3.1	By-laws of First National Corporation (as restated in electronic format as of May 14, 2013), attached as Exhibit 3.1 to the Current Report on Form 8-K filed May 15, 2013 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	August 13, 2013
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	August 13, 2013
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

3.1	By-laws of First National Corporation (as restated in electronic format as of May 14, 2013), attached as Exhibit 3.1 to the Current Report on Form 8-K filed May 15, 2013 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.