Form 10-Q
period 2013-09-30
FIRST NATIONAL CORP /VA/
filed 2013-11-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 11, 2013, 4,901,464 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	(unaudited) September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$8,649	$7,266
Interest-bearing deposits in banks	29,221	23,762
Securities available for sale, at fair value	105,321	89,456
Restricted securities, at cost	1,804	1,974
Loans held for sale	—	503
Loans, net of allowance for loan losses, 2013, $11,875; 2012, $13,075	354,952	370,519
Other real estate owned, net of valuation allowance, 2013, $1,565; 2012, $2,174	3,833	5,590
Premises and equipment, net	17,417	18,589
Accrued interest receivable	1,339	1,459
Bank owned life insurance	9,213	9,014
Other assets	4,706	4,565

Total assets	$536,455	$532,697

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$95,609	$85,118
Savings and interest-bearing demand deposits	229,990	221,601
Time deposits	145,664	160,198

Total deposits	$471,263	$466,917
Other borrowings	6,058	6,076
Trust preferred capital notes	9,279	9,279
Accrued interest and other liabilities	6,244	5,536

Total liabilities	$492,844	$487,808

Shareholders’ Equity
Preferred stock, $1,000 liquidation preference; 14,595 shares issued and outstanding, net of discount	$14,525	$14,409
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2013 and 2012, 4,901,464 shares	6,127	6,127
Surplus	6,813	6,813
Retained earnings	20,199	18,399
Accumulated other comprehensive loss, net	(4,053)	(859)

Total shareholders’ equity	$43,611	$44,889

Total liabilities and shareholders’ equity	$536,455	$532,697

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended September 30, 2013 and 2012

(Dollars in thousands, except per share data)

	(unaudited) September 30, 2013	(unaudited) September 30, 2012
Interest and Dividend Income
Interest and fees on loans	$4,673	$5,189
Interest on federal funds sold	—	3
Interest on deposits in banks	18	11
Interest and dividends on securities available for sale:
Taxable interest	498	494
Tax-exempt interest	79	55
Dividends	18	19

Total interest and dividend income	$5,286	$5,771

Interest Expense
Interest on deposits	$572	$928
Interest on trust preferred capital notes	55	60
Interest on other borrowings	30	47

Total interest expense	$657	$1,035

Net interest income	$4,629	$4,736
Provision for loan losses	275	805

Net interest income after provision for loan losses	$4,354	$3,931

Noninterest Income
Service charges on deposit accounts	$627	$544
ATM and check card fees	373	369
Trust and investment advisory fees	406	365
Fees for other customer services	86	78
Gains on sale of loans	47	51
Net gains on sale of securities available for sale (includes net gains of $0 and $167 for the three months ended September 30, 2013 and 2012, respectively, related to accumulated other comprehensive income reclassifications for previously unrealized net gains on available-for-sale securities)	—	167
Gain on sale of premises and equipment, net	—	2
Other operating income	86	33

Total noninterest income	$1,625	$1,609

Noninterest Expense
Salaries and employee benefits	$2,411	$2,398
Occupancy	306	333
Equipment	302	294
Marketing	81	120
Stationery and supplies	66	67
Legal and professional fees	237	293
ATM and check card fees	176	161
FDIC assessment	189	176
Bank franchise tax	71	62
Other real estate owned, net	252	78
Telecommunications expense	72	62
Data processing	99	102
Other operating expense	386	511

Total noninterest expense	$4,648	$4,657

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Three months ended September 30, 2013 and 2012

(Dollars in thousands, except per share data)

	(unaudited) September 30, 2013	(unaudited) September 30, 2012

Income before income taxes	$1,331	$883
Income tax expense	91	195

Net income	$1,240	$688

Effective dividend on preferred stock	229	226

Net income available to common shareholders	$1,011	$462

Earnings per common share, basic and diluted	$0.21	$0.09

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Nine months ended September 30, 2013 and 2012

(Dollars in thousands, except per share data)

	(unaudited) September 30, 2013	(unaudited) September 30, 2012
Interest and Dividend Income
Interest and fees on loans	$14,422	$16,001
Interest on federal funds sold	—	12
Interest on deposits in banks	45	19
Interest and dividends on securities available for sale:
Taxable interest	1,313	1,542
Tax-exempt interest	228	228
Dividends	56	57

Total interest and dividend income	$16,064	$17,859

Interest Expense
Interest on deposits	$1,910	$2,874
Interest on trust preferred capital notes	166	182
Interest on other borrowings	89	192

Total interest expense	$2,165	$3,248

Net interest income	$13,899	$14,611
Provision for loan losses	2,525	3,455

Net interest income after provision for loan losses	$11,374	$11,156

Noninterest Income
Service charges on deposit accounts	$1,550	$1,569
ATM and check card fees	1,071	1,129
Trust and investment advisory fees	1,233	1,079
Fees for other customer services	302	283
Gains on sale of loans	171	143
Net gains on sale of securities available for sale (includes net gains of $0 and $1,285 for the nine months ended September 30, 2013 and 2012, respectively, related to accumulated other comprehensive income reclassifications for previously unrealized net gains on available-for-sale securities)	—	1,285
Gain on sale of premises and equipment, net	—	2
Other operating income	833	95

Total noninterest income	$5,160	$5,585

Noninterest Expense
Salaries and employee benefits	$7,488	$7,155
Occupancy	980	996
Equipment	889	907
Marketing	304	293
Stationery and supplies	222	234
Legal and professional fees	635	741
ATM and check card fees	502	480
FDIC assessment	710	533
Bank franchise tax	209	199
Other real estate owned, net	735	748
Telecommunications expense	212	184
Data processing	277	270
Loss on land lease termination	209	—
Other operating expense	1,146	1,255

Total noninterest expense	$14,518	$13,995

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Nine months ended September 30, 2013 and 2012

(Dollars in thousands, except per share data)

	(unaudited) September 30, 2013	(unaudited) September 30, 2012

Income before income taxes	$2,016	$2,746
Income tax expense (benefit)	(468)	889

Net income	$2,484	$1,857

Effective dividend on preferred stock	684	677

Net income available to common shareholders	$1,800	$1,180

Earnings per common share, basic and diluted	$0.37	$0.33

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Three months ended September 30, 2013 and 2012

(Dollars in thousands)

	(unaudited) September 30, 2013	(unaudited) September 30, 2012

Net income	$1,240	$688
Other comprehensive loss:
Unrealized loss on available for sale securities	(501)	(205)
Reclassification adjustment	—	(167)

Other comprehensive loss	(501)	(372)

Total comprehensive income	$739	$316

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

Nine months ended September 30, 2013 and 2012

(Dollars in thousands)

	(unaudited) September 30, 2013	(unaudited) September 30, 2012

Net income	$2,484	$1,857
Other comprehensive loss:
Unrealized gain (loss) on available for sale securities	(3,194)	122
Reclassification adjustment	—	(1,285)

Other comprehensive loss	(3,194)	(1,163)

Total comprehensive income (loss)	$(710)	$694

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Nine months ended September 30, 2013 and 2012

(Dollars in thousands)

	(unaudited) September 30, 2013	(unaudited) September 30, 2012
Cash Flows from Operating Activities
Net income	$2,484	$1,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	763	836
Origination of loans held for sale	(2,567)	(5,279)
Proceeds from sale of loans held for sale	3,241	5,696
Gains on sale of loans held for sale	(171)	(143)
Provision for loan losses	2,525	3,455
Provision for other real estate owned	660	595
Net gains on sale of securities available for sale	—	(1,285)
Net gains on sale of other real estate owned	(53)	(297)
Income from bank owned life insurance	(199)	—
Accretion of discounts and amortization of premiums on securities, net	709	586
Changes in assets and liabilities:
Decrease in interest receivable	120	39
(Increase) decrease in other assets	(532)	2,868
Increase in other liabilities	708	152

Net cash provided by operating activities	$7,688	$9,080

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$1,850	$26,158
Proceeds from maturities, calls, and principal payments of securities available for sale	19,373	19,274
Purchase of securities available for sale	(40,991)	(50,100)
Proceeds from redemption of restricted securities	170	832
Purchase of restricted securities	—	(30)
Purchase of premises and equipment	(232)	(419)
Proceeds from sale of premises and equipment	3	—
Proceeds from sale of other real estate owned	2,927	5,041
Net decrease in loans	12,294	5,058

Net cash provided by (used in) investing activities	$(4,606)	$5,814

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$18,880	$11,066
Net decrease in time deposits	(14,534)	(23,280)
Principal payments on other borrowings	(18)	(13,018)
Net proceeds from issuance of common stock	—	7,601
Cash dividends paid on preferred stock	(568)	(568)

Net cash provided by (used in) financing activities	$3,760	$(18,199)

Increase (decrease) in cash and cash equivalents	$6,842	$(3,305)

Cash and Cash Equivalents
Beginning	$31,028	$29,524

Ending	$37,870	$26,219

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Nine months ended September 30, 2013 and 2012

(Dollars in thousands)

	(unaudited) September 30, 2013	(unaudited) September 30, 2012
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,219	$3,299

Income Taxes	$310	$940

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized loss on securities available for sale	$(3,194)	$(1,193)

Transfer from loans to other real estate owned	$748	$4,287

Transfer from premises and equipment to other real estate owned	$641	$—

Transfer from other assets to other real estate owned	$452	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2013 and 2012

(Dollars in thousands)

(unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	$14,263	$3,695	$1,644	$16,503	$991	$37,096
Net income	—	—	—	1,857	—	1,857
Other comprehensive loss	—	—	—	—	(1,163)	(1,163)
Issuance of common stock, net of offerings cost	—	2,432	5,169	—	—	7,601
Cash dividends on preferred stock	—	—	—	(568)	—	(568)
Accretion on preferred stock discount	109	—	—	(109)	—	—

Balance, September 30, 2012	$14,372	$6,127	$6,813	$17,683	$(172)	$44,823

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2012	$14,409	$6,127	$6,813	$18,399	$(859)	$44,889
Net income	—	—	—	2,484	—	2,484
Other comprehensive loss	—	—	—		(3,194)	(3,194)
Cash dividends on preferred stock	—	—	—	(568)	—	(568)
Accretion on preferred stock discount	116	—	—	(116)	—	—

Balance, September 30, 2013	$14,525	$6,127	$6,813	$20,199	$(4,053)	$43,611

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1.	General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2013 and December 31, 2012, the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 and the cash flows and changes in shareholders’ equity for the nine months ended September 30, 2013 and 2012. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this Update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 2.	Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. Amortized costs and fair values of securities available for sale at September 30, 2013 and December 31, 2012 were as follows:

	(in thousands) September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$88,054	$726	$(1,949)	$86,831
Obligations of states and political subdivisions	18,690	395	(600)	18,485
Corporate equity securities	1	4	—	5

	$106,745	$1,125	$(2,549)	$105,321

	(in thousands) December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$72,129	$1,325	$(236)	$73,218
Obligations of states and political subdivisions	15,556	762	(83)	16,235
Corporate equity securities	1	2	—	3

	$87,686	$2,089	$(319)	$89,456

At September 30, 2013 and December 31, 2012, investments in an unrealized loss position that were temporarily impaired were as follows:

	(in thousands) September 30, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$50,796	$(1,753)	$5,877	$(196)	$56,673	$(1,949)
Obligations of states and political subdivisions	7,447	(445)	2,418	(155)	9,865	(600)

	$58,243	(2,198)	$8,295	$(351)	$66,538	$(2,549)

	(in thousands) December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$19,612	$(236)	$—	$—	$19,612	$(236)
Obligations of states and political subdivisions	4,287	(83)	—	—	4,287	(83)

	$23,899	$(319)	$—	$—	$23,899	$(319)

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

At September 30, 2013, there were thirty-seven U.S. agency and mortgage-backed securities and twenty-one obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 5.1 years at September 30, 2013. At December 31, 2012, there were twelve U.S. agency and mortgage-backed securities and nine obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2012. The weighted-average re-pricing term of the portfolio was 3.6 years at December 31, 2012. The change in the unrealized gains and losses of investment securities from December 31, 2012 to September 30, 2013 was related to changes in market interest rates and not credit concerns of the issuer.

Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013, and no impairment has been recognized. Restricted securities are not part of the available for sale securities portfolio.

The composition of restricted securities at September 30, 2013 and December 31, 2012 was as follows:

	(in thousands)
	September 30, 2013	December 31, 2012
Federal Home Loan Bank stock	$908	$1,078
Federal Reserve Bank stock	846	846
Community Bankers’ Bank stock	50	50

	$1,804	$1,974

Note 3.	Loans

Loans at September 30, 2013 and December 31, 2012 are summarized as follows:

	(in thousands)
	September 30, 2013	December 31, 2012
Real estate loans:
Construction and land development	$34,404	$43,524
Secured by 1-4 family residential	142,446	134,964
Other real estate loans	156,691	176,573
Commercial and industrial loans	21,316	20,718
Consumer and other loans	11,970	7,815

Total loans	$366,827	$383,594
Allowance for loan losses	11,875	13,075

Loans, net	$354,952	$370,519

Notes to Consolidated Financial Statements

(unaudited)

Consumer and other loans included $187 thousand and $153 thousand of demand deposit overdrafts at September 30, 2013 and December 31, 2012, respectively.

Risk characteristics of each loan portfolio class that are considered by the Company include:

•	1-4 family residential mortgage loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

•	Real estate construction and land development loans carry risks that the project may not be finished according to schedule, the project may not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure or other factors unrelated to the project.

•	Other real estate loans and commercial and industrial loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much reliability.

•	Consumer and other loans carry risk associated with the continued credit-worthiness of the borrower and the value of the collateral, i.e. rapidly depreciating assets such as automobiles, or lack thereof. Consumer loans are likely to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy, or other changes in circumstances.

The following table provides a summary of loan classes and an aging of past due loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$1,196	$—	$3,374	$4,570	$29,834	$34,404	$1,560	$1,834
1-4 family residential	1,047	250	108	1,405	141,041	142,446	947	—
Other real estate loans	3,728	519	1,117	5,364	151,327	156,691	5,403	277
Commercial and industrial	2	119	119	240	21,076	21,316	89	39
Consumer and other loans	17	—	—	17	11,953	11,970	1	—

Total	$5,990	$888	$4,718	$11,596	$355,231	$366,827	$8,000	$2,150

Notes to Consolidated Financial Statements

(unaudited)

	December 31, 2012 (in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$77	$701	$89	$867	$42,657	$43,524	$646	$—
1-4 family residential	2,741	—	476	3,217	131,747	134,964	968	129
Other real estate loans	1,347	686	1,476	3,509	173,064	176,573	6,752	—
Commercial and industrial	428	408	99	935	19,783	20,718	14	99
Consumer and other loans	43	5	8	56	7,759	7,815	13	—

Total	$4,636	$1,800	$2,148	$8,584	$375,010	$383,594	$8,393	$228

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables provide an analysis of the credit risk profile of each loan class as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$21,157	$2,190	$11,057	$—	$34,404
Secured by 1-4 family residential	131,597	4,692	6,157	—	142,446
Other real estate loans	119,862	15,638	21,191	—	156,691
Commercial and industrial	19,917	706	693	—	21,316
Consumer and other loans	11,970	—	—	—	11,970

Total	$304,503	$23,226	$39,098	$—	$366,827

	December 31, 2012 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$22,384	$5,176	$15,964	$—	$43,524
Secured by 1-4 family residential	120,692	6,055	8,217	—	134,964
Other real estate loans	134,701	14,513	27,359	—	176,573
Commercial and industrial	18,831	798	1,089	—	20,718
Consumer and other loans	7,743	72	—	—	7,815

Total	$304,351	$26,614	$52,629	$—	$383,594

Note 4.	Allowance for Loan Losses

Transactions in the allowance for loan losses for the nine months ended September 30, 2013 and 2012 and for the year ended December 31, 2012 were as follows:

	(in thousands)
	September 30, 2013	December 31, 2012	September 30, 2012
Balance at beginning of year	$13,075	$12,937	$12,937
Provision charged to operating expense	2,525	3,555	3,455
Loan recoveries	575	376	240
Loan charge-offs	(4,300)	(3,793)	(2,583)

Balance at end of period	$11,875	$13,075	$14,049

Notes to Consolidated Financial Statements

(unaudited)

The following tables present, as of September 30, 2013, December 31, 2012 and September 30, 2012, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology.

	September 30, 2013
	(in thousands)
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2012	$2,481	$3,712	$6,163	$608	$111	$13,075
Charge-offs	(2,923)	(260)	(976)	(31)	(110)	(4,300)
Recoveries	—	47	214	177	137	575
Provision for loan losses	3,385	(332)	(89)	(359)	(80)	2,525

Ending Balance, September 30, 2013	$2,943	$3,167	$5,312	$395	$58	$11,875

Ending Balance:
Individually evaluated for impairment	743	81	201	56	—	1,081
Collectively evaluated for impairment	2,200	3,086	5,111	339	58	10,794

Loans:
Ending Balance	34,404	142,446	156,691	21,316	11,970	366,827

Individually evaluated for impairment	7,217	3,439	6,690	244	—	17,590
Collectively evaluated for impairment	27,187	139,007	150,001	21,072	11,970	349,237

	December 31, 2012
	(in thousands)
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2011	$2,843	$3,766	$5,192	$963	$173	$12,937
Charge-offs	(431)	(761)	(2,154)	(261)	(186)	(3,793)
Recoveries	1	68	64	35	208	376
Provision for (recovery of) loan losses	68	639	3,061	(129)	(84)	3,555

Ending Balance, December 31, 2012	$2,481	$3,712	$6,163	$608	$111	$13,075

Ending Balance:
Individually evaluated for impairment	567	306	930	35	—	1,838
Collectively evaluated for impairment	1,914	3,406	5,233	573	111	11,237

Loans:
Ending Balance	43,524	134,964	176,573	20,718	7,815	383,594

Individually evaluated for impairment	2,516	3,776	10,528	160	—	16,980
Collectively evaluated for impairment	41,008	131,188	166,045	20,558	7,815	366,614

Notes to Consolidated Financial Statements

(unaudited)

	September 30, 2012
	(in thousands)
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2011	$2,843	$3,766	$5,192	$963	$173	$12,937
Charge-offs	(369)	(761)	(1,042)	(261)	(150)	(2,583)
Recoveries	1	2	58	24	155	240
Provision for loan losses	1,059	992	1,531	(75)	(52)	3,455

Ending Balance, September 30, 2012	$3,534	$3,999	$5,739	$651	$126	$14,049

Ending Balance:
Individually evaluated for impairment	1,728	709	762	40	—	3,239
Collectively evaluated for impairment	1,806	3,290	4,977	611	126	10,810

Loans:
Ending Balance	44,725	128,354	175,122	24,216	8,335	380,752

Individually evaluated for impairment	6,353	4,758	8,597	164	—	19,872
Collectively evaluated for impairment	38,372	123,596	166,525	24,052	8,335	360,880

Impaired loans and the related allowance at September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013
	(in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$9,441	$5,406	$1,811	$7,217	$743	$4,469	$217
Secured by 1-4 family	4,339	2,533	906	3,439	81	2,673	105
Other real estate loans	7,855	4,883	1,807	6,690	201	6,817	197
Commercial and industrial	245	16	228	244	56	795	9
Consumer and other loans	—	—	—	—	—	—	—

Total	$21,880	$12,838	$4,752	$17,590	$1,081	$14,754	$528

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

As of September 30, 2013, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $2.1 million. At September 30, 2013, $834 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $6.3 million in TDRs at December 31, 2012, $1.6 million of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no new loans modified as TDRs during the three and nine month periods ended September 30, 2013 and 2012.

For the three and nine months ended September 30, 2013 and 2012, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due during the twelve month period subsequent to the modification.

Note 5.	Other Real Estate Owned (OREO)

At September 30, 2013 and December 31, 2012, OREO totaled $3.8 million and $5.6 million, respectively. OREO is primarily comprised of residential lots, raw land, non-residential properties and residential properties associated with commercial relationships, and are located primarily in the Commonwealth of Virginia. Changes in the balance for OREO are as follows:

	(in thousands)
	For the nine months ended	For the year ended
	September 30,	December 31,
	2013	2012
Balance at the beginning of year, gross	$7,764	$9,166
Transfers in	1,840	5,578
Charge-offs	(1,332)	(1,808)
Sales proceeds	(2,927)	(5,438)
Gain on disposition	53	268
Depreciation	—	(2)

Balance at the end of period, gross	$5,398	$7,764
Less: allowance for losses	(1,565)	(2,174)

Balance at the end of period, net	$3,833	$5,590

Notes to Consolidated Financial Statements

(unaudited)

Changes in the allowance for OREO losses are as follows:

	(in thousands)
	For the nine months ended		For the year ended
	September 30,	September 30,	December 31,
	2013	2012	2012
Balance at beginning of year	$2,174	$2,792	$2,792
Provision for losses	660	595	1,190
Transfer in	63	—	—
Charge-offs, net	(1,332)	(1,539)	(1,808)

Balance at end of period	$1,565	$1,847	$2,174

Net expenses applicable to OREO, other than the provision for losses, were $128 thousand and $450 thousand for the nine months ended September 30, 2013 and 2012, respectively.

Note 6.	Other Borrowings

The Bank had unused lines of credit totaling $105.7 million and $105.4 million available with non-affiliated banks at September 30, 2013 and December 31, 2012, respectively. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $30.0 million at September 30, 2013.

At September 30, 2013 and December 31, 2012, the Bank had borrowings from the FHLB system totaling $6.0 million which mature through December 28, 2018. The interest rate on these notes payable ranged from 1.78% to 2.04% and the weighted average rate was 1.91%. The Bank also had a letter of credit from the FHLB totaling $30.0 million at September 30, 2013 and December 31, 2012. The Bank had collateral pledged on these borrowings and letter of credit at September 30, 2013 and December 31, 2012 including real estate loans totaling $85.2 million and $100.0 million, respectively, and Federal Home Loan Bank stock with a book value of $908 thousand and $1.1 million, respectively.

At September 30, 2013 and December 31, 2012, the Bank had a note payable totaling $58 and $76 thousand, respectively, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Note 7.	Capital Requirements

A comparison of the capital of the Company and the Bank at September 30, 2013 and December 31, 2012 with the minimum regulatory guidelines were as follows:

					Minimum
			(dollars in thousands)		To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013:
Total Capital (to Risk Weighted Assets):
Consolidated	$61,565	16.57%	$29,732	8.00%	N/A	N/A
First Bank	$55,397	14.92%	$29,695	8.00%	$37,118	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$56,830	15.29%	$14,866	4.00%	N/A	N/A
First Bank	$50,668	13.65%	$14,847	4.00%	$22,271	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$56,830	10.61%	$21,431	4.00%	N/A	N/A
First Bank	$50,668	9.46%	$21,415	4.00%	$26,769	5.00%
December 31, 2012:
Total Capital (to Risk Weighted Assets):
Consolidated	$59,876	15.34%	$31,220	8.00%	N/A	N/A
First Bank	$52,980	13.59%	$31,197	8.00%	$38,996	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$54,897	14.07%	$15,610	4.00%	N/A	N/A
First Bank	$48,004	12.31%	$15,599	4.00%	$23,398	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$54,897	10.47%	$20,971	4.00%	N/A	N/A
First Bank	$48,004	9.15%	$20,974	4.00%	$26,218	5.00%

Notes to Consolidated Financial Statements

(unaudited)

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

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2013 and December 31, 2012 was 2.85% and 2.91%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the trust preferred securities.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2013 and December 31, 2012 was 1.87% and 1.96%, respectively. The securities have a mandatory redemption date of October 1, 2036, and are subject to varying call provisions beginning October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the trust preferred securities.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2013 and December 31, 2012, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three and nine months ended September 30, 2013 and 2012 were as follows:

	(in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Service cost	$118	$107	$352	$320
Interest cost	70	67	210	202
Expected return on plan assets	(76)	(69)	(227)	(206)
Amortization of prior service cost	—	1	—	2
Amortization of net loss	27	21	82	64

Net periodic benefit cost	$139	$127	$417	$382

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

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. The average number of common shares outstanding used to calculate basic and diluted earnings per common share were 4,901,464 for the three months ended September 30, 2013 and 2012, and 4,901,464 and 3,623,191 for the nine months ended September 30, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements

(unaudited)

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables present the balances of financial assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

Description		Fair Value Measurements at September 30, 2013 (in thousands)
	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$86,831	$—	$86,831	$—
Obligations of states and political subdivisions	18,485	—	18,485	—
Corporate equity securities	5	5	—	—

	$105,321	$5	$105,316	$—

Description		Fair Value Measurements at December 31, 2012 (in thousands)
	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$73,218	$—	$73,218	$—
Obligations of states and political subdivisions	16,235	—	16,235	—
Corporate equity securities	3	3	—	—

	$89,456	$3	$89,453	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2013 or December 31, 2012.

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods:

Description	Balance as of September 30, 2013	Carrying Value at September 30, 2013 (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans, net	$3,671	$—	$—	$3,671
Other real estate owned, net	3,833	—	—	3,833

Description	Balance as of December 31, 2012	Carrying Value at December 31, 2012 (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans, net	$7,944	$—	$—	$7,944
Other real estate owned, net	5,590	—	—	5,590

Notes to Consolidated Financial Statements

(unaudited)

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2013 and December 31, 2012:

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2013
	(dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Input	Range
Assets
Impaired loans	$3,671	Property appraisals	Selling cost	10%

Other real estate owned	$3,833	Property appraisals	Selling cost	7%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2012
	(dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Input	Range
Assets
Impaired loans	$7,944	Property appraisals	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0% – 30%

Other real estate owned	$5,590	Property appraisals	Selling cost	7%
			Discount for lack of marketability and age of appraisal	0% – 25%

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2013 and December 31, 2012, fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012 are as follows:

	(in thousands)
	Fair Value Measurements at September 30, 2013 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$37,870	$37,870	$—	$—	$37,870
Securities	105,321	5	105,316	—	105,321
Loans, net	354,952	—	—	362,967	362,967
Bank owned life insurance	9,213	—	9,213	—	9,213
Accrued interest receivable	1,339	—	1,339	—	1,339

Financial Liabilities
Deposits	$471,263	$—	$325,598	$146,640	$472,238
Other borrowings	6,058	—	—	5,821	5,821
Trust preferred capital notes	9,279	—	—	8,738	8,738
Accrued interest payable	232	—	232	—	232

Notes to Consolidated Financial Statements

(unaudited)

	(in thousands)
	Fair Value Measurements at December 31, 2012 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$31,028	$31,028	$—	$—	$31,028
Securities	89,456	3	89,453	—	89,456
Loans held for sale	503	—	503	—	503
Loans, net	370,519	—	—	375,941	375,941
Bank owned life insurance	9,014	—	9,014	—	9,014
Accrued interest receivable	1,459	—	1,459	—	1,459

Financial Liabilities
Deposits	$466,917	$—	$306,719	$162,151	$468,870
Other borrowings	6,076	—	—	6,220	6,220
Trust preferred capital notes	9,279	—	—	8,735	8,735
Accrued interest payable	286	—	286	—	286

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

Note 12.	Preferred Stock

The Company has (i) 13,900 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a par value of $1.25 per share and liquidation preference of $1,000 per share (the Preferred Stock) and (ii) 695 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a par value of $1.25 per share and liquidation preference of $1,000 per share (the Warrant Preferred Stock). The Preferred Stock pays cumulative dividends at a rate of 5% per annum until March 13, 2014, and thereafter at a rate of 9% per annum. The Warrant Preferred Stock pays cumulative dividends at a rate of 9% per annum from the date of issuance. The discount on the Preferred Stock is amortized over a five year period using the constant effective yield method.

Notes to Consolidated Financial Statements

(unaudited)

Note 13.	Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows:

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2011	$3,166	$(2,175)	$991
Net unrealized gains on investment securities	122	—	122
Reclassification adjustment	(1,285)	—	(1,285)

Balance at September 30, 2012	$2,003	$(2,175)	$(172)

Balance at December 31, 2012	$1,770	$(2,629)	$(859)
Net unrealized losses on investment securities	(3,194)	—	(3,194)

Balance at September 30, 2013	$(1,424)	$(2,629)	$(4,053)

Note 14.	Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2013 through the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.

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

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at September 30, 2013 and results of operations of the Company for the three and nine month periods ended September 30, 2013 and 2012 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2012. The results of operations for the three and nine month periods ended September 30, 2013 may not be indicative of the results to be achieved for the year.

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

The Bank’s trust and asset management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, estate settlement, 401(k) and benefit plans. The Bank offers financial planning and brokerage services for its customers through its investment division, First Financial Advisors.

The Bank’s products and services are provided through 10 branch offices, 26 ATMs and its website, fbvirginia.com. The Bank operates six of its offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, deposit, trust and investment advisory personnel to be readily available to serve customers throughout the Bank’s market area. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2012.

Revenue Sources and Expense Factors

The primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense and typically represents between 75% to 80% of the Company’s total revenue. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the interest rates paid. Noninterest income is the other source of revenue for the Company, and is derived primarily from service charges on loans and deposits, fees earned from trust and investment advisory services, and the origination and sale of residential mortgages.

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the nine month period ended September 30, 2013 was salaries and employee benefits, comprising 52% of noninterest expenses, followed by occupancy and equipment expense, comprising 13% of expenses.

Quarterly Performance

For the three months ended September 30, 2013, net income totaled $1.2 million compared to $688 thousand for the same period in 2012. After the effective dividend on preferred stock, net income available to common shareholders was $1.0 million, or $0.21 per basic and diluted share, compared to $462 thousand, or $0.09 per basic and diluted share, for the same period in 2012. Return on average assets and return on average equity were 0.92% and 11.44%, respectively, for the third quarter of 2013 compared to 0.52% and 6.11% for the same quarter in 2012.

Net interest income totaled $4.6 million for the third quarter of 2013, compared to $4.7 million for the same period one year ago. The net interest margin was 3.68% for the third quarter of 2013 compared to 3.78% for the same period in 2012. The provision for loan losses was $530 thousand lower when comparing the quarters. Noninterest income remained relatively unchanged at $1.6 million when comparing the two periods. Excluding gains on sales of securities, noninterest income was up 13% compared to the same period of 2012. Noninterest expense remained essentially unchanged at $4.6 million when comparing the third quarter of 2013 to the same quarter in 2012.

Year-to-Date Performance

Net income totaled $2.5 million for the nine months ended September 30, 2013 compared to $1.9 million for the same period one year ago. After the effective dividend on preferred stock, net income available to common shareholders was $1.8 million, or $0.37 per basic and diluted share, compared to $1.2 million, or $0.33 per basic and diluted share, for the same period in 2012. Return on average assets was 0.62% and return on average equity was 7.48% for the nine months ended September 30, 2013, compared to 0.47% and 6.18%, respectively, for the same period in 2012.

For the nine months ended September 30, 2013, net interest income decreased 5%, or $712 thousand, compared to the same period of 2012. The net interest margin was 3.73% for the nine months ended September 30, 2013 compared to 3.93% for the same period in 2012. The provision for loan losses was $930 thousand lower when comparing the two periods. Noninterest income decreased $425 thousand, or 8%, to $5.2 million compared to $5.6 million for the same period one year ago. However, noninterest income, excluding gains on sale of securities and a one-time gain on termination of a post-retirement obligation, increased 7% to $4.6 million compared to $4.3 million for the same period one year ago. Noninterest expense increased 4% to $14.5 million for the nine months ended September 30, 2013 compared to $14.0 million for the same period in 2012. Income tax benefit totaled $468 thousand for the nine months ended September 30, 2013 compared to income tax expense of $889 thousand for the same period of 2012. The income tax benefit was impacted by the sale of other real estate owned and loan charge-offs during the period.

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

	Efficiency Ratio
	(in thousands)
	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Noninterest expense	$4,648	$4,657	$14,518	$13,995
Less: other real estate owned expense, net	252	78	735	748
Less: loss on land lease termination	—	—	209	—

	$4,396	$4,579	$13,574	$13,247

Tax-equivalent net interest income	$4,691	$4,772	$14,076	$14,750
Noninterest income	1,625	1,609	5,160	5,585
Less: securities gains	—	167	—	1,285
Less: gains on premises and equipment	—	2	—	2
Less: gain on termination of postretirement benefit obligation	—	—	543	—

	$6,316	$6,212	$18,693	$19,048

Efficiency ratio	69.60%	73.71%	72.62%	69.55%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income (in thousands)
	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

GAAP measures:
Interest income - loans	$4,673	$5,189	$14,422	$16,001
Interest income - investments and other	613	582	1,642	1,858
Interest expense - deposits	572	928	1,910	2,874
Interest expense - other borrowings	30	47	89	192
Interest expense - trust preferred capital notes	55	60	166	182

Total net interest income	$4,629	$4,736	$13,899	$14,611

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$23	$7	$60	$22
Tax benefit realized on non-taxable interest income - municipal securities	39	29	117	117

Total tax benefit realized on non-taxable interest income	$62	$36	$177	$139

Total tax-equivalent net interest income	$4,691	$4,772	$14,076	$14,750

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

In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified. The Company’s positive evidence considered in support of its use of forecasted future earnings as a source of realizing DTAs was insufficient to overcome the negative evidence associated with its pre-tax cumulative loss position. Therefore, the Company continues to maintain a full valuation allowance on its net deferred tax assets. The total valuation allowance on deferred income tax assets was $6.7 million at September 30, 2013.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its financial statements, including commitments to extend credit. At September 30, 2013, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $70.5 million.

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

Net Interest Income

Net interest income totaled $4.6 million for the third quarter of 2013, which was a 2% decrease when compared to the same period a year ago. The net interest margin decreased to 3.68% from 3.78%. Interest-earning asset yield decreases exceeded the decrease in the cost of funds when comparing the periods. In addition, average earning assets were $3.5 million higher when comparing the periods.

For the nine months ended September 30, 2013, net interest income totaled $13.9 million, which was a 5% decrease when compared to the same period a year ago. The net interest margin decreased to 3.73% from 3.93%. Interest-earning asset yield decreases exceeded the decrease in the cost of funds when comparing the periods. In addition, average earning assets were $3.5 million higher when comparing the periods.

For both the three month and nine month periods ended September 30, 2013, yields on interest-earning assets decreased from lower yields earned on loans and securities, as well as higher balances of securities and lower balances of loans, when comparing to the same periods in 2012. The higher balances of securities was primarily the result of the investment of principal payments received from loans and loan payoffs, which exceeded loan originations during the periods. Although funding costs also fell during those periods, the decreases in the cost of funds were less than the decreases in the yields on interest-earning assets, which resulted in lower net interest margins for the 2013 periods compared to the 2012 periods.

Provision for Loan Losses

The Bank recorded provision for loan losses of $275 thousand during the third quarter, which resulted in a total allowance for loan losses of $11.9 million or 3.24% of total loans at September 30, 2013. This compared to a provision for loan losses of $805 thousand and an allowance for loan losses of $14.0 million, or 3.69% of total loans, at the end of the same quarter in 2012. The lower provision for loan losses for the third quarter of 2013 was primarily the result of a decrease in the general allocation of the allowance from improving asset quality in several loan classes.

For the nine months ended September 30, 2013, provision for loan losses totaled $2.5 million, compared to $3.5 million for the same period in 2012. Although asset quality improved in 2013 compared to 2012, the provision for loan losses for the nine months ended September 30, 2013 was primarily the result of the charge-off of one large loan relationship. In 2012, the provision for loan losses resulted from specific reserves on impaired loans and general reserves driven by the loss history component of the allowance for loan losses.

Noninterest Income

Noninterest income remained relatively unchanged at $1.6 million when comparing the third quarter of 2013 to the same quarter of 2012. Noninterest income, excluding gains on sales of securities, increased 13% when comparing the periods, primarily from higher revenue from service charges on deposit accounts driven by an increase in the number of customer overdrafts, income from bank-owned life insurance and an increase in trust and investment advisory revenue.

For the nine months ended September 30, 2013, noninterest income decreased $425 thousand or 8% when compared to the same period in 2012. Noninterest income, excluding gains on sale of securities and a $543 thousand one-time gain on termination of a post-retirement obligation, increased 7% to $4.6 million compared to $4.3 million for the same period one year ago. The increase in noninterest income was primarily driven by revenues from bank owned life insurance and trust and investment advisory revenue.

Noninterest Expense

Noninterest expense remained essentially unchanged at $4.6 million when comparing the third quarter of 2013 to the same quarter in 2012. Marketing, legal and professional, and other operating expenses decreased $204 thousand while expenses related to other real estate owned increased $174 thousand.

For the nine months ended September 30, 2013, noninterest expense increased 4% to $14.5 million compared to $14.0 million for the same period in 2012. Salaries and employee benefits increased $333 thousand to $7.5 million compared to $7.2 million. In addition, the decision to terminate a land lease for branch expansion earlier this year resulted in a one-time loss of $209 thousand for the first nine months of 2013.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and nine month periods ended September 30, 2013 and 2012. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and from the full valuation allowance on the Company’s net deferred tax asset. A more detailed discussion of the Company’s tax calculation is contained in Note 10 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Financial Condition

General

Total assets were $536.5 million at September 30, 2013 compared to $532.7 million at December 31, 2012. The Company’s trust and investment advisory group had assets under management of $264.6 million at September 30, 2013 compared to $236.0 million at December 31, 2012. Assets managed by the trust and investment advisory group are not reflected on the Company’s consolidated balance sheet.

Loans

Gross loan balances decreased $16.8 million to $366.8 million at September 30, 2013, compared to $383.6 million at December 31, 2012. The decrease was reflective of a $19.9 million or 11% decrease in other real estate loans and a $9.1 million or 21% decrease in construction and land development loans, partially offset by a $7.5 million or 6% increase in 1-4 family residential loans, a $4.2 million or 53% increase in consumer and other loans, and a $598 thousand or 3% increase in commercial and industrial loans.

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

Asset Quality

Management classifies as non-performing assets non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at fair value, less estimated selling costs, and is actively marketed by the Bank through brokerage channels. The Bank had $3.8 million in OREO, net of the valuation allowance, at September 30, 2013 and $5.6 million at December 31, 2012. The valuation allowance for other real estate owned totaled $1.6 million at September 30, 2013 and $2.2 million at December 31, 2012.

Non-performing assets were $11.8 million at September 30, 2013 and $14.0 million at December 31, 2012, representing 2.21% and 2.62% of total assets, respectively. Non-performing assets included $8.0 million in non-accrual loans and $3.8 million in OREO, net of the valuation allowance at September 30, 2013. This compares to $8.4 million in non-accrual loans and $5.6 million in OREO, net of the valuation allowance at December 31, 2012.

The levels of non-performing assets at September 30, 2013 and December 31, 2012 were primarily attributable to weak local economic conditions that negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in hotel and mini-storage operations, commercial and residential rental real estate and residential real estate development. At September 30, 2013, 52% of non-performing assets related to commercial real estate loans, 34% related to construction and land development loans, 10% related to residential real estate loans, 3% related to properties originally acquired for branch expansion no longer intended to be used for that purpose and 1% related to commercial and industrial loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $31.1 million and $44.6 million at September 30, 2013 and December 31, 2012, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $11.9 million at September 30, 2013 and $13.1 million at December 31, 2012, representing 3.24% and 3.41% of total loans, respectively.

Impaired loans totaled $17.6 million and $17.0 million at September 30, 2013 and December 31, 2012, respectively. The related allowance for loan losses provided for these loans totaled $1.1 million and $1.8 million at September 30, 2013 and December 31, 2012, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2013 and the year ended December 31, 2012 was $14.7 million and $21.0 million, respectively. Included in the impaired loans total at September 30, 2013 are loans classified as TDRs totaling $2.1 million. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of September 30, 2013, $834 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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

Securities

Securities at September 30, 2013 totaled $105.3 million, an increase of $15.8 million from $89.5 million at December 31, 2012. The increase in securities resulted from a net decrease in loans and an increase in deposits during the first nine months of 2013. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of September 30, 2013, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios. Gross unrealized gains in the securities portfolio totaled $1.1 million and $2.1 million at September 30, 2013 and December 31, 2012, respectively. Gross unrealized losses totaled $2.5 million and $319 thousand at September 30, 2013 and December 31, 2012, respectively. Investments in an unrealized loss position were considered temporarily impaired at September 30, 2013 and December 31, 2012. The change in the unrealized gains and losses of investment securities from December 31, 2012 to September 30, 2013 was related to changes in market interest rates.

Deposits

Deposits were $471.3 million at September 30, 2013, an increase of $4.4 million from $466.9 million at December 31, 2012. Non-interest bearing demand deposits increased $10.5 million or 12% to $95.6 million during the first nine months of 2013 from $85.1 million at December 31, 2012. Savings and interest-bearing demand deposits increased $8.4 million or 4% to $230.0 million at September 30, 2013 compared to $221.6 million at December 31, 2012. Time deposits, which include brokered deposits, decreased $14.5 million or 9% during the first nine months of 2013 to $145.7 million compared to $160.2 million at December 31, 2012.

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

At September 30, 2013, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $126.5 million. At September 30, 2013, 24% or $88.0 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $105.7 million at September 30, 2013, which included $65.8 million available from FHLB, $37.0 million of unsecured federal funds lines of credit with other correspondent banks and $2.9 million available through the Federal Reserve Discount Window.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 16.57% at September 30, 2013 and a ratio of Tier 1 capital to risk-weighted assets of 15.30%. The Bank had a ratio of total capital to risk-weighted assets of 14.92% and a ratio of Tier 1 capital to risk-weighted assets of 13.65% at September 30, 2013. All of these exceed the capital requirements adopted by the federal regulatory agencies.

The Company’s Preferred Stock includes Series A Preferred Stock which pays a dividend of 5% per annum until March 13, 2014 and 9% thereafter, and Series B Preferred Stock which pays a dividend of 9% per annum. The Company is current on its dividend payments on each series of preferred stock.

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

Commitments to extend credit, which amounted to $58.5 million at September 30, 2013, and $52.8 million at December 31, 2012, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At September 30, 2013 and December 31, 2012, the Bank had $7.6 million and $8.3 million in outstanding standby letters of credit, respectively.

The Company had $4.3 million in locked-rate commitments to originate mortgage loans at September 30, 2013 and $806 thousand at December 31, 2012. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A.	Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

3.1	By-laws of First National Corporation (as restated in electronic format as of August 14, 2013), attached as Exhibit 3.1 to the Current Report on Form 8-K filed August 19, 2013 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	November 14, 2013
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	November 14, 2013
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

3.1	By-laws of First National Corporation (as restated in electronic format as of August 14, 2013), attached as Exhibit 3.1 to the Current Report on Form 8-K filed August 19, 2013 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.