Form 10-K
period 2013-12-31
FIRST NATIONAL CORP /VA/
filed 2014-03-25
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2013 was $22,449,414.

The number of outstanding shares of common stock as of March 21, 2014 was 4,901,464.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2014 Annual Meeting of Shareholders – Part III

Part I

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	adverse economic conditions in the market area and the impact on credit quality and risks inherent in the loan portfolio such as repayment risk and fluctuating collateral values;

•	additional future losses if our levels of non-performing assets do not moderate and if the proceeds we receive upon liquidation of assets are less than the carrying value of such assets;

•	further increases of non-performing assets may reduce interest income and increase net charge-offs, provision for loan losses, and operating expenses;

•	the adequacy of the allowance for loan losses related to specific reserves on impaired loans, and changes in factors considered such as general economic and business conditions in the market area and overall asset quality;

•	the adequacy of the valuation allowance for other real estate owned related to changes in economic conditions and local real estate activity;

•	loss or retirement of key executives;

•	the ability to compete effectively in the highly competitive banking industry;

•	legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses that the Company is engaged in;

•	the ability to implement various technologies into operations may impact the Company’s ability to operate profitably;

•	the ability of the Company to implement its disaster recovery plan in the event of a natural or other disaster;

•	losses that could arise from breaches in cyber-security;

•	the ability to raise capital as needed;

•	increases in FDIC insurance premiums could adversely affect the Company’s profitability;

•	the ability to retain customers and secondary funding sources if the Bank’s reputation would become damaged;

•	the reliance on secondary sources, such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet liquidity needs;

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Bank’s customers’ ability to repay loans; and

•	other factors identified in Item 1A, “Risk Factors”, below.

Because of these and other uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results.

Item 1.	Business

General

First National Corporation (the Company) is a bank holding company incorporated under Virginia law on September 7, 1983. The Company owns all of the stock of its primary operating subsidiary, First Bank (the Bank), which is a commercial bank chartered under Virginia law. The Company’s subsidiaries are:

•	First Bank (the Bank). The Bank owns:

•	First Bank Financial Services, Inc.

•	Shen-Valley Land Holdings, LLC

•	First National (VA) Statutory Trust II (Trust II)

•	First National (VA) Statutory Trust III (Trust III)

First Bank Financial Services, Inc. invests in entities that provide title insurance and investment services. Shen-Valley Land Holdings, LLC holds other real estate owned. The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities.

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

The Bank provides loan, deposit, wealth management and other products and services in the northern Shenandoah Valley region of Virginia. Loan products and services include personal loans, residential mortgages, home equity loans and commercial loans. Deposit products and services include checking, savings, NOW accounts, money market accounts, IRA accounts, certificates of deposit, and cash management accounts. The Bank offers other services, including internet banking, mobile banking, remote deposit capture and other traditional banking services.

The Bank’s Wealth Management Department offers a variety of wealth management services including estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, estate settlement, 401(k) and benefit plans. The Wealth Management Department also offers financial planning and brokerage services for its customers through its investment division, First Financial Advisors.

The Bank’s products and services are provided through 10 branch offices, 1 customer service center, 26 ATMs and its website, www.fbvirginia.com. The Bank operates six of its offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, deposit, and wealth management personnel to be readily available to serve customers throughout the Bank’s market area. For the location of each of these Financial Centers, see Item 2 of this Form 10-K.

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

The Company believes its competitive advantages include long-term customer relationships, local management and directors, a commitment to excellent customer service, dedicated and loyal employees, and the support of and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-sized businesses and local governmental entities within its communities. According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2013, the Bank was ranked first in Shenandoah County with $229.3 million in deposits, representing 30% of the total deposit market; third in Warren County with $60.6 million or 13% of the market; and fourth in Winchester and Frederick County with $191.9 million or 9% of the market. The Bank was ranked third overall in its market area with 15% of the total deposit market.

No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.

Employees

At December 31, 2013, the Company and the Bank employed a total of 141 full-time equivalent employees. The Company considers relations with its employees to be excellent.

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

Regulatory Reform – The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, implemented and continues to implement significant changes to the regulation of the financial services industry, including provisions that, among other things:

•	Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the CFPB, with broad rulemaking, supervisory and enforcement authority with respect to a wide range of consumer protection laws that generally apply to all banks and thrifts. Smaller financial institutions, including the Bank, continue to be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions and to bank holding companies.

•	Require the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction.

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.

•	Implement corporate governance revisions, including advisory votes on executive compensation by stockholders.

•	Established extensive requirements applicable to mortgage lending, including detailed requirements concerning mortgage originator compensation and underwriting, high-cost mortgages, servicing, appraisals, counseling and other matters.

•	Make permanent the $250,000 limit for federal deposit insurance.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

The Dodd-Frank Act amends the BHC Act to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Federal Reserve Board issued final rules implementing the Volcker Rule on December 10, 2013. The Volcker Rule became effective on July 21, 2012 and the final rules are effective April 1, 2014, but the Federal Reserve Board issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. Although we are continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, we do not currently anticipate that the Volcker Rule will have a material effect on the operations of the holding company or the Bank, as we generally do not engage in the businesses prohibited by the Volcker Rule.

Many aspects of the Dodd-Frank Act still remain subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. The changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent capital requirements, liquidity and leverage ratio requirements, or otherwise adversely affect the business of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

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

In July 2013, the Federal Reserve Board released its final rules which will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quality and quantity of capital held by banking organizations. In this respect, the final rule implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Consistent with the international Basel framework, the rule includes a new minimum ratio of Common Equity Tier I Capital to Risk-Weighted Assets of 4.5% and a Common Equity Tier I Capital conservation buffer of 2.5% of risk-weighted assets. The conservation buffer will be phased in from 2016 through 2019. The rule also, among other things, raises the minimum ratio of Tier I Capital to Risk-Weighted Assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

We have evaluated the impact of the Basel III final rule on the Company’s consolidated regulatory capital ratios and currently anticipate that its capital ratios, on a Basel III basis, will be sufficient to meet the well capitalized minimum capital requirements.

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

Capital Requirements. The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U. S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of the Federal Reserve, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%. At least half of the total capital is required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company were 16.94% and 18.21%, respectively, as of December 31, 2013, thus exceeding the minimum requirements. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 15.35% and 16.62%, respectively, as of December 31, 2013, also exceeding the minimum requirements.

Each of the federal regulatory agencies has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory examination rating and are not contemplating significant growth or expansion. As of December 31, 2013, the Tier 1 leverage ratios of the Company and the Bank were 11.75% and 10.68%, respectively, well above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

The Bank will also be subject to the new Basel III capital rules discussed above. We have evaluated the impact of the Basel III final rule on the Bank’s regulatory capital ratios and currently anticipate that its capital ratios will be sufficient to meet the well capitalized minimum capital requirements.

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

Prompt Corrective Action. Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank meets the definition of being “well capitalized” as of December 31, 2013.

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

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 (“Patriot Act”) was enacted in response to the September 11, 2001 terrorist attacks. The Patriot Act is intended to strengthen U. S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism. The continuing impact on financial institutions of the Patriot Act and related regulations and policies is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities to identify persons who may be involved in terrorism or money laundering.

Consumer Laws and Regulations. The Bank is also subject to certain consumer laws and regulations issued thereunder that are designed to protect consumers in transactions with banks. These laws include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Housing Act and the Dodd-Frank Act, among others. The laws and related regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Incentive Compensation. In June 2010, the federal banking agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of a financial institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2013, the Company had not been made aware of any instances of non-compliance with the guidance.

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

The Company expects to continue its focus on reducing non-performing asset levels during 2014 by selling other real estate owned (OREO) and aggressively managing and monitoring potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. At December 31, 2013, other potential problem loans totaled $23.5 million. Among the Bank’s potential problem loans are several large credit relationships. Consequently, an adverse development with respect to one of these loans or credit relationships could expose us to a significant increase in nonperforming assets.

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

As a result of the prolonged economic downturn, the Bank is experiencing historically high levels of non-accrual loans. Non-accrual loans as a percent of total loans were 3.27%, 2.19% and 3.02% at December 31, 2013, 2012 and 2011, respectively. Until economic and market conditions improve at a more rapid pace, we expect to incur charge-offs to the allowance for loan losses and lost interest income relating to increased non-performing loans and, as a result, additional increases in loan loss reserves may be necessary in the future. Non-performing assets (including non-accrual loans and OREO) totaled $14.7 million at December 31, 2013. These non-performing assets can adversely affect net income mainly through increased operating expenses incurred to maintain such assets, lost interest income or loss charges related to subsequent declines in the estimated fair value of OREO. Adverse changes in the value of non-performing assets, or the underlying collateral, or in the borrowers’ performance or financial conditions could adversely affect the Company’s business, results of operations and financial condition.

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

The Bank offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction and land development, home equity, consumer and other loans. The majority of the loans are secured by real estate (both residential and commercial) in the market area. At December 31, 2013, these loans totaled $322.0 million, or 90%, of total loans. A major change in the real estate market, such as further deterioration in the value of this collateral, or in the local or national economy, could adversely affect customers’ ability to pay these loans, which in turn could impact the Bank. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and the Bank tries to limit exposure to this risk by monitoring extensions of credit carefully. The Bank cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

The Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses.

The Company assumes credit risk by virtue of making loans and extending loan commitments and letters of credit. The Company manages credit risk through a program of underwriting standards, the review of certain credit decisions and a continuous quality assessment process of credit already extended. The Company’s exposure to credit risk is managed through the use of underwriting standards that emphasize local lending while avoiding excessive industry and other concentrations. The Company’s credit administration function employs risk management techniques to help ensure that problem loans are promptly identified. While these procedures are designed to provide the Company with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

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

The inability of the Company to successfully manage its growth or implement its growth strategy may adversely affect the results of operations and financial conditions.

The Company may not be able to successfully implement its growth strategy if the economy remains slow. The ability to manage growth successfully depends on whether the Company can maintain adequate capital levels, maintain cost controls, effectively manage asset quality, and successfully integrate any businesses acquired into the organization.

As the Company continues to implement its growth strategy, it expects to incur increased personnel, occupancy, and other operating expenses. In the case of new branches, the Company must absorb those higher expenses while it begins to generate new deposits; there is also further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, the Company’s plans to expand could depress earnings in the short run, even if it efficiently executes a branching strategy leading to long-term financial benefits.

Legislative or regulatory changes or actions, or significant litigation, could adversely affect the Company or the businesses in which the Company is engaged.

The Company is subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of its operations. Laws and regulations change from time to time and are primarily intended for the protection of consumers, depositors, and the FDIC’s DIF. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively affect the Company or its ability to increase the value of its business. Such changes could include higher capital requirements, increased insurance premiums, increased compliance costs, reductions of non-interest income, and limitations on services that can be provided. Actions by regulatory agencies or significant litigation against the Company could cause it to devote significant time and resources to defend itself and may lead to liability or penalties that materially affect the Company and its shareholders. Future changes in the laws or regulations or their interpretations or enforcement could be materially adverse to the Company and its shareholders.

See the section of this report entitled “Supervision and Regulation” for additional information on the statutory and regulatory issues that affect the Company’s business.

The Company’s exposure to operational, technological, and organizational risk may adversely affect the Company.

Similar to other financial institutions, the Company is exposed to many types of operational and technological risk, including reputation, legal, and compliance risk. The Company’s ability to grow and compete is dependent on its ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure while it expands and integrates acquired businesses. Operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside of the Company, and exposure to external events. The Company is dependent on its operational infrastructure to help manage these risks. From time to time, it may need to change or upgrade its technology infrastructure. The Company may experience disruption, and it may face additional exposure to these risks during the course of making such changes.

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

The new Basel III Capital Standards may have an adverse effect on us.

In July 2013, the Federal Reserve Board released its final rules which will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quality and quantity of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of Common Equity Tier I Capital to Risk-Weighted Assets of 4.5% and a Common Equity Tier I Capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also, among other things, raises the minimum ratio of Tier I Capital to Risk-Weighted Assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. We must begin transitioning to the new rules effective January 1, 2015. The impact of the new capital rules is likely to require us to maintain higher levels of capital, which could limit our ability to increase return on equity in future periods.

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

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on the Company’s results of operation and financial condition.

Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of the Company’s ongoing monitoring of internal control, it may discover material weaknesses or significant deficiencies in its internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

The Company relies upon independent appraisals to determine the value of the real estate which secures a significant portion of its loans, and the values indicated by such appraisals may not be realizable if the Company is forced to foreclose upon such loans.

A significant portion of the Company’s loan portfolio consists of loans secured by real estate. The Company relies upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment that adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of the Company’s loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Company may not be able to recover the outstanding balance of the loan.

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

The Dodd-Frank Act directs the FDIC to amend its regulations to re-define the method of calculation of an insured depository institution’s insurance fund assessment. The Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the Federal Deposit Insurance Act. The FDIC has issued final rules outlining this new insurance assessment methodology, which impacts the amount of the Bank’s insurance assessment. In addition, the FDIC may make additional changes to the way in which it calculates insurance premiums. The Company cannot predict the timing of any future changes, and if made, the effect that these changes could have on its insurance assessment.

The Company’s ability to pay dividends in the future is limited by regulatory restrictions. Capital appreciation, if any, of its common stock may be your sole opportunity for gains on your investment for the foreseeable future.

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

The Company’s governing documents and Virginia law contain anti-takeover provisions that could negatively affect its shareholders.

The Company’s Articles of Incorporation and the Virginia Stock Corporation Act contain certain provisions designed to enhance the ability of the Board of Directors to deal with attempts to acquire control of the Company. These provisions and the ability to set the voting rights, preferences, and other terms of any series of outstanding preferred stock and preferred stock that may be issued, may be deemed to have an anti-takeover effect and may discourage takeovers (which certain shareholders may deem to be in their best interest). To the extent that such takeover attempts are discouraged, temporary fluctuations in the market price of the Company’s common stock resulting from actual or rumored takeover attempts may be inhibited. These provisions also could discourage or make more difficult a merger, tender offer, or proxy contest, even though such transactions may be favorable to the interests of shareholders, and could potentially adversely affect the market price of the Company’s common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following describes the location and general character of the principal offices of the Company.

The Company owns the headquarters building located at 112 West King Street, in Strasburg, Virginia. This location also serves as the Bank’s Strasburg Financial Center, which primarily serves the banking needs of northern Shenandoah County customers. This three story building also houses administrative employees, including human resources and marketing. Loan and deposit operations, data processing and information technology employees are housed in the Operations Center. Financial accounting is housed in the Winchester Financial Center. Financial centers provide full service banking, including loan, deposit, wealth management services, while the bank branches primarily focus on depository and consumer lending functions. The Bank operates a Customer Service Center located within The Village at Orchard Ridge retirement community. The following table provides the name, location, year opened and type of the Company’s locations:

Name	Location	Year Opened	Type	Owned/Leased
Strasburg Financial Center	112 West King Street Strasburg, Virginia	1927	Financial Center	Owned

Front Royal Express	508 North Commerce Avenue Front Royal, Virginia	1985	Branch	Leased

Kernstown	3143 Valley Pike Winchester, Virginia	1994	Branch	Owned

South Woodstock	860 South Main Street Woodstock, Virginia	1995	Branch	Owned

North Woodstock	496 North Main Street Woodstock, Virginia	1999	Branch	Leased

Front Royal Financial Center	1717 Shenandoah Avenue Front Royal, Virginia	2002	Financial Center	Owned

Winchester Financial Center	1835 Valley Avenue Winchester, Virginia	2003	Financial Center	Owned

Mount Jackson Financial Center	5304 Main Street Mount Jackson, Virginia	2004	Financial Center	Owned

Sherando Financial Center	695 Fairfax Pike Stephens City, Virginia	2006	Financial Center	Owned

Winchester West Financial Center	208 Crock Wells Mill Drive Winchester, Virginia	2006	Financial Center	Owned

Operations Center	406 Borden Mowery Drive Strasburg, Virginia	2008	Operations Center	Owned

The Village at Orchard Ridge Customer Service Center	400 Clocktower Ridge Drive Winchester, Virginia	2013	Customer Service Center	Leased

Rental expense for the leased locations totaled $46 thousand for the year ended December 31, 2013. The lease for the Front Royal Express property expires on April 30, 2014 with an automatic renewal option through April 30, 2016. The lease for the North Woodstock property expires on May 31, 2016, without a renewal option. The initial term for the lease for the Village at Orchard Ridge space expired but has an automatic renewal option every twelve months. All of the Company’s properties are in good operating condition and are adequate for the Company’s present and future needs.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividends

Shares of the common stock of the Company are traded on the over-the-counter (OTC) market and quoted in the OTC Bulletin Board under the symbol “FXNC.” As of March 21, 2014 the Company had 617 shareholders of record and approximately 553 additional beneficial owners of shares of common stock.

Following are the high and low prices of sales of common stock known to the Company, along with the dividends that were paid quarterly in 2012 and 2013.

	Market Prices and Dividends (per share)
	Sales Price ($)		Dividends ($)
	High	Low
2012:
1st quarter	6.00	5.00	0.00
2nd quarter	5.30	3.70	0.00
3rd quarter	5.50	3.81	0.00
4th quarter	5.60	4.70	0.00

2013:
1st quarter	7.00	5.00	0.00
2nd quarter	7.50	5.75	0.00
3rd quarter	7.00	4.55	0.00
4th quarter	5.85	4.55	0.00

Dividend Policy

A discussion of certain limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common and preferred stock, is set forth in Part I., Item 1 – Business, of this Form 10-K under the headings “Supervision and Regulation – Limits on Dividends and Other Payments.”

In the third quarter of 2011, the Company suspended payment of dividends on its common stock. The Company’s future dividend policy is subject to the discretion of its Board of Directors and will depend upon a number of factors, including future earnings, financial condition, liquidity and capital requirements of both the Company and the Bank, applicable governmental regulations and policies and other factors deemed relevant by the Board of Directors.

Stock Repurchases

The Company did not repurchase any shares of its common stock during 2013.

Item 6.	Selected Financial Data

The following is selected financial data for the Company for the last five years. This information has been derived from audited financial information included in Item 8 of this Form 10-K.

	Years Ended December 31,
	(in thousands except ratios and per share amounts)
	2013	2012	2011	2010	2009

Results of Operations
Interest and dividend income	$21,157	$23,432	$25,648	$27,215	$27,414
Interest expense	2,709	4,167	5,450	6,814	9,084
Net interest income	18,448	19,265	20,198	20,401	18,330
Provision for (recovery of) loan losses	(425)	3,555	12,380	11,731	2,300
Net interest income after provision for (recovery of) loan losses	18,873	15,710	7,818	8,670	16,030
Noninterest income	6,931	7,172	5,799	6,082	5,577
Noninterest expense	20,750	19,117	20,743	20,561	18,703
Income (loss) before income taxes	5,054	3,765	(7,126)	(5,809)	2,904
Income tax expense (benefit)	(4,820)	965	3,835	(2,206)	755
Net income (loss)	9,874	2,800	(10,961)	(3,603)	2,149
Effective dividend and accretion on preferred stock	913	904	894	887	704
Net income (loss) available to common shareholders	$8,961	$1,896	$(11,855)	$(4,490)	$1,445

Key Performance Ratios
Return on average assets	1.85%	0.53%	(1.96%)	(0.66%)	0.39%
Return on average equity	21.87%	6.80%	(22.46%)	(6.52%)	4.27%
Net interest margin	3.72%	3.89%	3.98%	4.07%	3.62%
Efficiency ratio (1)	74.86%	70.07%	69.66%	66.77%	73.10%
Dividend payout	0.00%	0.00%	(5.30%)	(36.64%)	113.09%
Equity to assets	10.24%	8.43%	6.88%	8.90%	9.92%

Per Common Share Data
Net income (loss), basic and diluted	$1.83	$0.48	$(4.01)	$(1.53)	$0.49
Cash dividends	0.00	0.00	0.20	0.56	0.56
Book value at period end	7.96	6.22	7.72	11.66	13.92

Financial Condition
Assets	$522,890	$532,697	$539,064	$544,629	$552,674
Loans, net	346,449	370,519	379,503	418,994	436,129
Securities	103,301	89,456	91,665	60,420	60,129
Deposits	450,711	466,917	469,172	463,500	463,886
Shareholders’ equity	53,560	44,889	37,096	48,498	54,807
Average shares outstanding, diluted	4,901	3,945	2,953	2,940	2,921

Capital Ratios
Leverage	11.75%	10.47%	8.45%	10.54%	11.50%
Risk-based capital ratios:
Tier 1 capital	16.94%	14.07%	11.24%	12.91%	13.70%
Total capital	18.21%	15.34%	12.51%	14.18%	14.96%

(1)	The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP.” See “Non-GAAP Financial Measures” included in Item 7 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2013, 2012 and 2011 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

Executive Overview

The Company

First National Corporation (the Company) is the bank holding company of:

•	First Bank (the Bank). The Bank owns:

•	First Bank Financial Services, Inc.

•	Shen-Valley Land Holdings, LLC

•	First National (VA) Statutory Trust II (Trust II)

•	First National (VA) Statutory Trust III (Trust III)

First Bank Financial Services, Inc. invests in entities that provide title insurance and investment services. Shen-Valley Land Holdings, LLC was formed to hold other real estate owned. The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities.

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

The Bank provides loan, deposit, wealth management and other products and services in the northern Shenandoah Valley region of Virginia. Loan products and services include personal loans, residential mortgages, home equity loans and commercial loans. Deposit products and services include checking, savings, NOW accounts, money market accounts, IRA accounts, certificates of deposit and cash management accounts. The Bank offers other services, including internet banking, mobile banking, remote deposit capture and other traditional banking services.

The Bank’s Wealth Management Department offers a variety of wealth management services including estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, estate settlement and benefit plans. The Bank also offers financial planning and brokerage services for its customers through its investment division, First Financial Advisors.

The Bank’s products and services are provided through 10 branch offices, 1 customer service center, 26 ATMs and its website, www.fbvirginia.com. The Bank operates six of its offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, deposit, and wealth management personnel to be readily available to serve customers throughout the Bank’s market area. The location and general character of these properties is further described in Part I, Item 2 of this Form 10-K.

Revenue Sources and Expense Factors

The primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense and typically represents between 70% to 80% of the Company’s total revenue. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the interest rates paid. In addition to net interest income, noninterest income is the other source of revenue for the Company. Noninterest income is derived primarily from service charges on deposits, fee income from wealth management services and ATM and check card fees.

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the year ended December 31, 2013 was salaries and employee benefits, comprising 51% of noninterest expenses, followed by occupancy and equipment expense, comprising 12% of expenses.

Financial Performance

For the year ended December 31, 2013, net income totaled $9.9 million compared to $2.8 million in 2012. After the effective dividend on preferred stock, net income available to common shareholders was $9.0 million, or $1.83 per basic and diluted share compared to $1.9 million, or $0.48 per basic and diluted share, for the same period in 2012. Return on average assets was 1.85% and return on average equity was 21.87% for the year ended December 31, 2013, compared to 0.53% and 6.80%, respectively, for the year ended December 31, 2012.

The significant increase in earnings for 2013 was primarily a result of the reversal of the valuation allowance on net deferred tax assets, which provided an income tax benefit of $4.8 million. In addition, the Company recorded a recovery of loan losses totaling $425 thousand, compared to provision for loan losses of $3.6 million for 2012. For the year ended December 31, 2013, net interest income decreased 4%, or $817 thousand, compared to 2012. The net interest margin was 3.72% for the year ended December 31, 2013 compared to 3.89% for the same period in 2012. Noninterest income decreased $241 thousand, or 3%, to $6.9 million compared to $7.2 million for 2012. Noninterest expense increased 9% to $20.8 million for the year ended December 31, 2013 compared to $19.1 million for 2012.

In February 2012, the Company made an adjustment to OREO expense as a result of new information received on the value of a foreclosed property and other adjustments to certain accrued expenses. These adjustments resulted in additional noninterest expense of $198 thousand for the year ended December 31, 2013 than was previously reported on the Company’s Current Report on Form 8-K filed on January 30, 2014. Net income available to common shareholders for the year ended December 31, 2013 totaled $9.0 million, or $1.83 per basic and diluted share, as compared to $9.1 million, or $1.85 per basic and diluted share, as previously reported.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense excluding OREO expense, loss (gain) on disposal of premises and equipment, and loss on lease termination, by the sum of net interest income on a tax-equivalent basis and noninterest income excluding securities and premises and equipment gains and losses and the gain on termination of postretirement benefit. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the table below.

	Efficiency Ratio
	(in thousands)
	2013	2012

Noninterest expense	$20,750	$19,117
Less: other real estate owned expense, net	1,115	1,355
Less: loss (gain) on disposal of premises and equipment	601	(2)
Less: loss on lease termination	263	—

	$18,771	$17,764

Tax-equivalent net interest income	$18,688	$19,463
Noninterest income	6,931	7,172
Less: securities gains	—	1,285
Less: gain on termination of postretirement benefit obligation	543	—

	$25,076	$25,350

Efficiency ratio	74.86%	70.07%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	(in thousands)
	2013	2012

GAAP measures:
Interest income - loans	$18,844	$21,062
Interest income - investments and other	2,313	2,370
Interest expense - deposits	2,368	3,707
Interest expense - other borrowings	119	222
Interest expense - trust preferred capital notes	222	238

Total net interest income	$18,448	$19,265

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$82	$29
Tax benefit realized on non-taxable interest income - municipal securities	158	169

Total tax benefit realized on non-taxable interest income	$240	$198

Total tax-equivalent net interest income	$18,688	$19,463

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management determines that the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance. For further information about the Company’s loans and the allowance for loan losses, see Notes 3 and 4 in this Form 10-K.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, including the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Other Real Estate Owned (OREO)

Other real estate owned consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is reported at the lower of cost or fair value less costs to sell, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its distressed asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of other real estate each quarter and adjusts the values as appropriate.

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

In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified. The Company’s positive evidence considered was sufficient to overcome the negative evidence and as a result, a valuation allowance on deferred income tax assets was no longer warranted as of December 31, 2013. For further information regarding the deferred tax asset valuation allowance, see Note 10 to the Consolidated Financial Statements.

Lending Policies

General

In an effort to manage risk, the Bank’s loan policy gives loan amount approval limits to individual loan officers based on their position within the Bank and level of experience. The Management Loan Committee can approve new loans up to their authority. The Board Loan Committee approves all loans which exceed the authority of the Management Loan Committee. The full Board of Directors must approve loans which exceed the authority of the Board Loan Committee, up to the Bank’s legal lending limit. The Board Loan Committee currently consists of three directors. The Board Loan Committee approves the Bank’s Loan Policy and reviews the loan watch list, concentrations of credit and other risk management reports. The Board Loan Committee meets on a monthly basis and the Chairman of the Committee then reports to the Board of Directors.

Residential loan originations are primarily generated by Bank loan officer solicitations, referrals by real estate professionals and customers. Commercial real estate loan originations are obtained through direct solicitation and additional business from existing customers. All completed loan applications are reviewed by the Bank’s loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. Loan quality is analyzed based on the Bank’s experience and credit underwriting guidelines depending on the type of loan involved. Real estate collateral is valued by independent appraisers who have been pre-approved by the Board Loan Committee.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At December 31, 2013, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $68.3 million.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings and trust preferred securities. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for loan losses, noninterest income and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts; revenue from wealth management services; ATM and check card income; revenue from other customer services; income from bank owned life insurance; general and administrative expenses; other real estate owned expenses and income tax provision or benefit.

Net Interest Income

Net interest income totaled $18.5 million for the year ended December 31, 2013, which was a 4% decrease compared to $19.3 million for the same period in 2012. The net interest margin decreased to 3.72% from 3.89%, primarily because interest-earning asset yield decreases exceeded the decrease in the cost of funds when comparing the periods. In addition, average earning assets were $1.8 million higher when comparing the periods. The interest-earning asset yield decreased in 2013 from a lower yielding loan portfolio compared to 2012, and also from a change in the earning asset mix as gross loan balances decreased and securities balances increased during the year. In 2012, net interest income totaled $19.3 million, which was a 5% decrease compared to $20.2 million for the same period in 2011.

The net interest margin was 3.72% in 2013, 3.89% in 2012 and 3.98% in 2011. Tax-equivalent interest income as a percent of average earning assets was 4.26% in 2013, 4.72% in 2012 and 5.04% in 2011. Interest expense as a percent of average earning assets was 0.54% in 2013, 0.83% in 2012 and 1.06% in 2011. The interest rate spread was 3.57% in 2013, 3.68% in 2012 and 3.72% in 2011.

The following table provides information on average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2013, 2012 and 2011, as well as amounts and rates of tax equivalent interest earned and interest paid. The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components.

	Average Balances, Income and Expense, Yields and Rates
	(dollars in thousands)
	Years Ending December 31,
	2013			2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits in other banks	$25,091	$61	0.24%	$15,118	$30	0.20%	$8,567	$18	0.21%
Securities:
Taxable	91,290	1,870	2.05%	81,641	1,924	2.36%	64,992	2,156	3.32%
Tax-exempt (1)	7,949	465	5.85%	8,702	496	5.70%	12,306	732	5.95%
Restricted	1,843	75	4.07%	2,373	77	3.25%	2,956	66	2.24%

Total securities	101,082	2,410	2.38%	92,716	2,497	2.69%	80,254	2,954	3.68%
Loans: (2)
Taxable	371,317	18,683	5.03%	385,548	21,005	5.45%	415,677	22,812	5.49%
Tax-exempt (1)	5,244	243	4.64%	1,348	86	6.39%	2,248	144	6.38%

Total loans	376,561	18,926	5.03%	386,896	21,091	5.45%	417,925	22,956	5.49%
Federal funds sold	2	—	0.48%	6,165	12	0.19%	7,942	18	0.23%

Total earning assets	502,736	21,397	4.26%	500,895	23,630	4.72%	514,688	25,946	5.04%
Less: allowance for loan losses	(13,091)			(13,944)			(15,339)
Total nonearning assets	44,079			40,305			44,989

Total assets	$533,724			$527,256			$544,338

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$111,341	$289	0.26%	$89,778	$549	0.61%	$74,692	$517	0.69%
Money market accounts	16,581	21	0.13%	21,333	67	0.31%	27,081	119	0.44%
Savings accounts	99,670	150	0.15%	96,187	448	0.47%	87,857	498	0.57%
Certificates of deposit:
Less than $100	77,399	922	1.19%	87,469	1,316	1.50%	86,671	1,778	2.05%
Greater than $100	61,579	923	1.50%	71,504	1,238	1.73%	88,896	1,696	1.91%
Brokered deposits	9,604	63	0.65%	11,478	89	0.77%	22,651	235	1.04%

Total interest-bearing deposits	376,174	2,368	0.63%	377,749	3,707	0.98%	387,848	4,843	1.25%
Federal funds purchased	2	—	0.70%	3	—	0.67%	16	—	0.61%
Trust preferred capital notes	9,279	222	2.39%	9,279	238	2.56%	9,279	386	4.16%
Other borrowings	6,064	119	1.96%	12,208	222	1.82%	14,848	221	1.49%

Total interest-bearing liabilities	391,519	2,709	0.69%	399,239	4,167	1.04%	411,991	5,450	1.32%
Noninterest-bearing liabilities
Demand deposits	92,339			81,832			81,786
Other liabilities	4,727			4,984			3,145

Total liabilities	488,585			486,055			496,922
Shareholders’ equity	45,139			41,201			47,416

Total liabilities and shareholders’ equity	$533,724			$527,256			$544,338

Net interest income		$18,688			$19,463			$20,496

Interest rate spread			3.57%			3.68%			3.72%
Interest expense as a percent of average earning assets			0.54%			0.83%			1.06%
Net interest margin			3.72%			3.89%			3.98%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $240 thousand, $198 thousand and $298 thousand for 2013, 2012 and 2011, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

	Volume and Rate
	(in thousands)
	Years Ending December 31,
	2013			2012
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense

Interest-bearing deposits in other banks	$24	$7	$31	$13	$(1)	$12
Loans, taxable	(752)	(1,570)	(2,322)	(1,642)	(165)	(1,807)
Loans, tax-exempt	174	(17)	157	(58)	—	(58)
Securities, taxable	438	(492)	(54)	2,033	(2,265)	(232)
Securities, tax-exempt	(11)	(20)	(31)	(255)	19	(236)
Securities, restricted	15	(17)	(2)	(8)	19	11
Federal funds sold	23	(35)	(12)	(3)	(3)	(6)

Total earning assets	$(89)	$(2,144)	$(2,233)	$80	$(2,396)	$(2,316)

Checking	$187	$(447)	$(260)	$75	$(43)	$32
Money market accounts	(13)	(33)	(46)	(22)	(30)	(52)
Savings accounts	17	(315)	(298)	59	(109)	(50)
Certificates of deposits:
Less than $100	(141)	(253)	(394)	16	(478)	(462)
Greater than $100	(161)	(154)	(315)	(309)	(149)	(458)
Brokered deposits	(13)	(13)	(26)	(96)	(50)	(146)
Trust preferred capital notes	—	(16)	(16)	—	(148)	(148)
Other borrowings	(122)	19	(103)	(6)	7	1

Total interest-bearing liabilities	$(246)	$(1,212)	$(1,458)	$(283)	$(1,000)	$(1,283)

Change in net interest income	$157	$(932)	$(775)	$363	$(1,396)	$(1,033)

Provision for Loan Losses

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The recovery of loan losses was $425 thousand for 2013, which resulted in a total allowance for loan losses of $10.6 million or 2.98% of total loans at December 31, 2013. This compared to a provision for loan losses of $3.6 million and an allowance for loan losses of $13.1 million, or 3.41% of total loans, at December 31, 2012. The lower provision was primarily attributable to two large loan recoveries, improvement in historical loss experience and lower specific reserves on impaired loans. Net charge-offs for the year ended December 31, 2013 declined to $2.0 million from $3.4 million for the same period of 2012. For the year ended December 31, 2012, the provision for loan losses totaled $3.6 million compared to $12.4 million for the year ended December 31, 2011. The decrease in the provision for loan losses during 2012 was a result of a decline in specific reserves on impaired loans when comparing the two periods.

Noninterest Income

Noninterest income decreased 3% to $6.9 million for the year ended December 31, 2013 from $7.2 million for the same period in 2012. Noninterest income, excluding gains on sale of securities and a $543 thousand one-time gain on termination of a post-retirement obligation for directors, increased 9% to $6.4 million compared to $5.9 million for the same period one year ago. Noninterest income was also impacted by wealth management fees, which increased $246 thousand compared to 2012 and revenue from bank owned life insurance, which increased $344 thousand compared to 2012. In 2012, noninterest income increased 24% to $7.2 million from $5.8 million for 2011, primarily from gains on sales of securities.

Noninterest Expense

Noninterest expense increased 9% to $20.8 million for the year ended December 31, 2013, compared to $19.1 million for the same period in 2012. Salaries and employee benefits increased $938 thousand to $10.5 million compared to $9.6 million. Salaries and employee benefits were impacted by a one-time settlement charge to the Company’s pension plan totaling $284 thousand resulting from the retirement of several long time employees. The increase in noninterest expense was also attributable to the decision to terminate two land leases for branch expansion that resulted in one-time losses from disposal of premises and equipment totaling $601 thousand and lease termination that totaled $263 thousand. In 2012, noninterest expense decreased 8% to $19.1 million, compared to $20.7 million for 2011, primarily from reduced expenses related to OREO.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2013 and 2012. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and from the reversal of the full valuation allowance on the Company’s net deferred tax asset. As of December 31, 2013, the Company had reversed the full valuation allowance on its net deferred tax assets (DTAs). The realization of DTAs is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified.

Positive evidence considered included (1) a return to trailing three years of cumulative pre-tax income in 2013, (2) the Company’s recent history of quarterly pre-tax earnings (seven out of the last eight quarters), (3) expectations for sustained profitability with sufficient taxable income to fully utilize the remaining net deferred tax benefits and (4) significant reductions in the level of non-performing assets since their peak during 2011, which was the primary source of the losses generated in 2010 and 2011.

Negative evidence considered was (1) the uncertainty about the potential impact on future earnings from nonperforming assets along with (2) a pre-tax loss reported by the Company during one quarterly period over the previous two years. As the number of consecutive periods of profitability increased and the level of profits are indicative of on-going results, the weight of cumulative losses as negative evidence decreased. A reduction in the weight given to such losses is further validated given that the source of the losses was due to an elevated level of problem assets and related credit costs, which have since been significantly reduced.

After weighing both the positive and negative evidence, management determined that a valuation allowance on the net deferred tax asset was no longer warranted as of December 31, 2013. For a more detailed discussion of the Company’s tax calculation, see Note 10 to the consolidated financial statements, included in Item 8 of this Form 10-K.

Financial Condition

General

Total assets were $522.9 million at December 31, 2013 compared to $532.7 million at December 31, 2012. The Company’s wealth management group had assets under management of $284.7 million at December 31, 2013 compared to $236.0 million at December 31, 2012. Assets managed by the wealth management group are not reflected on the Company’s balance sheet.

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

Gross loan balances decreased $26.5 million to $357.1 million at December 31, 2013, compared to $383.6 million at December 31, 2012. The decrease in the loan portfolio was primarily the result of pay-offs on loans, including classified loans, and from the level of loan demand in the Company’s market area.

The Bank’s loan portfolio is summarized in the table below for the periods indicated.

	Loan Portfolio
	(in thousands)
	At December 31,
	2013		2012		2011		2010		2009

Commercial, financial, and agricultural	$22,803	6.39%	$23,071	6.01%	$29,446	7.50%	$39,796	9.15%	$52,276	11.79%
Real estate - construction	34,060	9.54%	43,524	11.35%	48,363	12.33%	52,591	12.09%	55,057	12.42%
Real estate - mortgage:
Residential (1-4 family)	141,961	39.76%	134,964	35.18%	122,339	31.17%	121,506	27.93%	118,675	26.77%
Secured by farmland	1,264	0.35%	5,795	1.51%	6,161	1.57%	6,207	1.43%	1,281	0.29%
Other real estate loans	144,704	40.52%	168,425	43.91%	174,980	44.59%	201,164	46.24%	200,001	45.12%
Consumer	5,214	1.46%	7,144	1.86%	10,085	2.57%	12,879	2.96%	13,776	3.11%
All other loans	7,087	1.98%	671	0.18%	1,066	0.27%	887	0.20%	2,169	0.49%

Total loans	$357,093	100%	$383,594	100%	$392,440	100%	$435,030	100%	$443,235	100%
Less: allowance for loan losses	10,644		13,075		12,937		16,036		7,106

Loans, net of allowance for loan losses	$346,449		$370,519		$379,503		$418,994		$436,129

There was no category of loans that exceeded 10% of outstanding loans at December 31, 2013 that were not disclosed in the above table.

The following table sets forth the maturities of the loan portfolio at December 31, 2013:

	Remaining Maturities of Selected Loans
	(in thousands)
	At December 31, 2013
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial, financial, and agricultural	$8,669	$12,507	$1,627	$22,803
Real estate construction and land development	25,162	8,325	573	34,060
Real estate - mortgage:
Residential (1-4 family)	20,065	67,336	54,560	141,961
Secured by farmland	356	520	388	1,264
Other real estate loans	30,698	83,307	30,699	144,704
Consumer	963	4,135	116	5,214
All other loans	432	6,477	178	7,087

Total loans	$86,345	$182,607	$88,141	$357,093

For maturities over one year:
Fixed rates	$227,820
Variable rates	42,928

	$270,748

Asset Quality

Management classifies non-performing assets as non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank’s

OREO, net of valuation allowance, totaled $3.0 million at December 31, 2013 and $5.6 million at December 31, 2012. Non-performing assets were $14.7 million and $14.0 million at December 31, 2013 and 2012, representing 2.81% and 2.63% of total assets, respectively. Non-performing assets included $11.7 million in non-accrual loans and $3.0 million in OREO, net of the valuation allowance, at December 31, 2013. This compares to $8.4 million in non-accrual loans and $5.6 million in OREO, net of the valuation allowance at December 31, 2012. The increase in non-accrual loans was primarily the result of the addition of two large loan relationships to non-accrual status at the end of 2013.

The levels of non-performing assets at December 31, 2013 and December 31, 2012 were primarily attributable to weak local economic conditions that negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in real estate development and commercial and residential rental real estate. At December 31, 2013, 55% of non-performing assets related to construction and land development loans, 33% related to commercial real estate loans, 8% related to residential real estate loans, 3% related to properties originally acquired for branch expansion no longer intended to be used for that purpose and 1% related to commercial and industrial loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $23.5 million and $44.6 million at December 31, 2013 and December 31, 2012, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $10.6 million at December 31, 2013 and $13.1 million at December 31, 2012, representing 2.98% and 3.41% of total loans, respectively.

Impaired loans totaled $21.7 million at December 31, 2013, compared to $16.9 million at December 31, 2012. The related allowance for loan losses provided for these loans totaled $1.4 million and $1.8 million at December 31, 2013 and 2012. The average recorded investment in impaired loans during 2013 and 2012 was $16.0 million and $21.0 million, respectively. The increase in impaired loans was primarily attributable to two loan relationships. Included in the impaired loans total are loans classified as troubled debt restructurings (TDRs) totaling $1.9 million and $6.3 million at December 31, 2013 and 2012, respectively. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of December 31, 2013, $829 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover losses inherent within the loan portfolio. For each period presented, the provision for loan losses charged to expense was based on management’s judgment after taking into consideration all factors connected with the collectability of the existing portfolio. Management considers economic conditions, historical loss factors, past due percentages, internally generated loan quality reports and other relevant factors when evaluating the loan portfolio. There can be no assurance, however, that an additional provision for loan losses will not be required in the future, including as a result of changes in the qualitative factors underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers. For further discussion regarding the allowance for loan losses, see “Critical Accounting Policies” above. The following table shows a detail of loans charged-off, recovered and the changes in the allowance for loan losses.

	Allowance for Loan Losses
	(in thousands)
	At December 31,
	2013	2012	2011	2010	2009

Balance, beginning of period	$13,075	$12,937	$16,036	$7,106	$5,650
Loans charged-off:
Commercial, financial and agricultural	37	261	348	387	128
Real estate-construction and land development	2,962	431	2,983	1,225	333
Real estate-mortgage
Residential (1-4 family)	260	761	4,639	132	351
Non-farm, non-residential	1,070	2,154	7,551	978	12
Secured by farmland	—	—	—	—	—
Consumer	163	186	268	340	318
All other loans	—	—	—	—	—

Total loans charged off	$4,492	$3,793	$15,789	$3,062	$1,142

Recoveries:
Commercial, financial and agricultural	$179	$35	$3	$1	$—
Real estate-construction and land development	—	1	50	—	—
Real estate-mortgage
Residential (1-4 family)	823	68	6	8	—
Non-farm, non-residential	1,304	64	—	—	—
Secured by farmland	—	—	—	—	—
Consumer	180	208	251	252	298
All other loans	—	—	—	—	—

Total recoveries	$2,486	$376	$310	$261	$298

Net charge-offs	$2,006	$3,417	$15,479	$2,801	$844
Provision for (recovery of) loan losses	(425)	3,555	12,380	11,731	2,300

Balance, end of period	$10,644	$13,075	$12,937	$16,036	$7,106

Ratio of net charge-offs during the period to average loans outstanding during the period	0.53%	0.88%	3.70%	0.63%	0.19%

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans.

	Allocation of Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2013		2012		2011		2010		2009
Commercial, financial and agricultural	$442	6.39%	$608	6.01%	$963	7.50%	$858	9.15%	$1,167	11.79%
Real estate-construction and land development	2,710	9.54%	2,481	11.35%	2,843	12.33%	4,050	12.09%	878	12.42%
Real estate-mortgage	7,393	80.63%	9,875	80.60%	8,958	77.33%	10,868	75.60%	4,848	72.18%
Consumer	24	1.46%	101	1.86%	157	2.57%	248	2.96%	186	3.11%
All other	75	1.98%	10	0.18%	15	0.27%	12	0.20%	27	0.49%

	$10,644	100.0%	$13,075	100.0%	$12,937	100.0%	$16,036	100.0%	$7,106	100.00%

The following table provides information on the Bank’s non-performing assets at the dates indicated.

	Non-performing Assets
	(dollars in thousands)
	At December 31,
	2013	2012	2011	2010	2009

Non-accrual loans	$11,678	$8,393	$11,841	$10,817	$8,273
Other real estate owned	3,030	5,590	6,374	3,961	6,261

Total non-performing assets	$14,708	$13,983	$18,215	$14,778	$14,534

Loans past due 90 days accruing interest	49	228	459	598	237

Total non-performing assets and past due loans	$14,757	$14,211	$18,674	$15,376	$14,771

Troubled debt restructurings	$1,941	$6,326	$11,385	$14,428	$5,641

Allowance for loan losses to period end loans	2.98%	3.41%	3.30%	3.69%	1.60%

Non-performing assets to period end loans	4.12%	3.65%	4.64%	3.40%	3.28%

Securities

Securities at December 31, 2013 were $103.3 million, an increase of $13.8 million or 15%, from $89.5 million at the end of 2012. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. The increase in the securities portfolio was related to less loan demand in the Company’s market area. As of December 31, 2013, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the securities portfolio totaled $1.0 million and $2.1 million at December 31, 2013 and 2012, respectively. Gross unrealized losses totaled $2.7 million and $319 thousand at December 31, 2013 and 2012, respectively. Investments in an unrealized loss position were considered temporarily impaired at December 31, 2013 and 2012.

The following table summarizes the fair value of the Company’s securities portfolio on the dates indicated.

	Securities Portfolio
	(in thousands)
	At December 31,
	2013	2012	2011
Securities, available for sale
U.S. agency and mortgage-backed securities	$84,897	$73,218	$78,876
Obligations of state and political subdivisions	18,399	16,235	12,676
Other securities	5	3	113

Total securities	$103,301	$89,456	$91,665

The following table shows the maturities of debt and equity securities at amortized cost and market value at December 31, 2013 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 34% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and re-pricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities available for sale, see Note 2 to the consolidated financial statements, included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis
	(dollars in thousands)
	At December 31, 2013
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Equity Securities	Total

Available for sale securities:
U.S. agency and mortgage-backed securities
Amortized cost	$—	$2,309	$16,156	$67,900	$86,365
Market value	$—	$2,280	$15,676	$66,941	$84,897
Weighted average yield	0.00%	1.67%	1.70%	2.33%	2.20%

Obligations of state and political subdivisions
Amortized cost	$899	$2,992	$4,197	$10,559	$18,647
Market value	$923	$3,049	$4,225	$10,202	$18,399
Weighted average yield	6.26%	4.41%	4.62%	4.16%	4.40%

Equity securities
Amortized cost	$—	$—	$—	$1	$1
Market value	$—	$—	$—	$5	$5
Weighted average yield	0.00%	0.00%	0.00%	1.76%	1.76%

Total portfolio
Amortized cost	$899	$5,301	$20,353	$78,460	$105,013
Market value	$923	$5,329	$19,901	$77,148	$103,301
Weighted average yield (1)	6.26%	3.22%	2.30%	2.58%	2.59%

(1)	Yields on tax-exempt securities have been calculated on a tax-equivalent basis.

The above table was prepared using the contractual maturities for all securities with the exception of mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO). Both MBS and CMO securities were recorded using the yield book prepayment model that incorporates four causes of prepayments including home sales, refinancing, defaults, and curtailments/full payoffs.

Deposits

Deposits at December 31, 2013 were $450.7 million, a decrease of $16.2 million, from $466.9 million at December 31, 2012. Non-interest bearing demand deposits increased $7.8 million or 9% to $92.9 million during the year ended December 31, 2013 from $85.1 million at December 31, 2012. Savings and interest-bearing demand deposits increased $12.5 million or 6% to $234.1 million at December 31, 2013 compared to $221.6 million at December 31, 2012. Time deposits, which include brokered deposits, decreased $36.4 million or 23% during the year ended December 31, 2013 to $123.8 million compared to $160.2 million at December 31, 2012.

The following tables include a summary of average deposits and average rates paid and maturities of CD’s greater than $100,000.

	Average Deposits and Rates Paid
	(dollars in thousands)
	Year Ended December 31,
	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing deposits	$92,339	—	$81,832	—	$81,786	—

Interest-bearing deposits:
Interest checking	$111,341	0.26%	$89,778	0.61%	$74,692	0.69%
Money market	16,581	0.13%	21,333	0.31%	27,081	0.44%
Savings	99,670	0.15%	96,187	0.47%	87,857	0.57%
Time deposits:
Less than $100	77,399	1.19%	87,469	1.50%	86,671	2.05%
Greater than $100	61,579	1.50%	71,504	1.73%	88,896	1.91%
Brokered deposits	9,604	0.65%	11,478	0.77%	22,651	1.04%

Total interest-bearing deposits	$376,174	0.63%	$377,749	0.98%	$387,848	1.25%

Total deposits	$468,513		$459,581		$469,634

	Maturities of CD’s Greater than $100,000
	(in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total

At December 31, 2013	$10,133	$7,241	$12,353	$24,828	$54,555

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

At December 31, 2013, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $118.7 million. At December 31, 2013, 24% or $86.3 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $108.4 million at December 31, 2013, which included $68.3 million available from Federal Home Loan Bank of Atlanta (FHLB), $37.0 million of unsecured federal funds lines of credit with other correspondent banks and $3.1 million available through the Federal Reserve Discount Window.

Trust Preferred Capital Notes

See Note 9 to the consolidated financial statements, included in Item 8 of this Form 10-K, for discussion of trust preferred capital notes.

Contractual Obligations

The impact that contractual obligations as of December 31, 2013 are expected to have on liquidity and cash flow in future periods is as follows:

	Contractual Obligations
	(in thousands)
	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Other borrowings	$6,052	$25	$27	$6,000	$—
Operating leases	118	52	61	5	—

Total	$6,170	$77	$88	$6,005	$—

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

At December 31, 2013 and 2012, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(in thousands)
	2013	2012

Commitments to extend credit and unfunded commitments under lines of credit	$59,115	$52,849
Stand-by letters of credit	7,610	8,306

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

At December 31, 2013, the Bank had $1.6 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. Under present regulations, trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. The Company had a ratio of risk-weighted assets to total capital of 18.21% at December 31, 2013 and a ratio of risk-weighted assets to Tier 1 capital of 16.94%. Both of these exceed both the minimum capital requirement and the minimum to be well capitalized under prompt corrective action provisions adopted by the federal regulatory agencies.

The following table summarizes the Company’s Tier 1 capital, Tier 2 capital, risk-weighted assets and capital ratios at December 31, 2013, 2012 and 2011.

	Analysis of Capital
	(dollars in thousands)
	At December 31,
	2013	2012	2011
Tier 1 capital:
Preferred stock	$14,564	$14,409	$14,263
Common stock	6,127	6,127	3,695
Surplus	6,813	6,813	1,644
Retained earnings	27,360	18,399	16,503
Trust preferred capital notes	9,279	9,279	9,279
Disallowed deferred tax asset	(2,235)	—	—
Intangible assets	(108)	(130)	(153)

Total Tier 1 Capital	$61,800	$54,897	$45,231
Tier 2 capital:
Allowance for loan losses	4,637	4,979	5,128

Total Risk-Based Capital	$66,437	$59,877	$50,359

Risk-weighted assets	$364,915	$390,254	$402,396

Capital ratios:
Total Risk-Based Capital Ratio	18.21%	15.34%	12.51%
Tier 1 Risk-Based Capital Ratio	16.94%	14.07%	11.24%
Tier 1 Capital to Average Assets	11.75%	10.47%	8.45%

Under present regulations, trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2013 and 2012, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital. The Company is current on the interest payments on its trust preferred capital notes.

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

Quarterly Results

The table below lists the Company’s quarterly performance for the years ended December 31, 2013, 2012 and 2011.

	2013
	(in thousands, except per share data)
	Fourth	Third	Second	First	Total
Interest and dividend income	$5,093	$5,286	$5,371	$5,407	$21,157
Interest expense	544	657	717	791	2,709

Net interest income	4,549	4,629	4,654	4,616	18,448
Provision for (recovery of) loan losses	(2,950)	275	2,500	(250)	(425)

Net interest income after provision for (recovery of) loan losses	7,499	4,354	2,154	4,866	18,873
Noninterest income	1,771	1,625	2,034	1,501	6,931
Noninterest expense	6,232	4,648	4,757	5,113	20,750

Income (loss) before income taxes	3,038	1,331	(569)	1,254	5,054
Income tax expense (benefit)	(4,352)	91	(830)	271	(4,820)

Net income	$7,390	$1,240	$261	$983	$9,874

Net income available to common shareholders	$7,162	$1,011	$31	$757	$8,961

Net income per share, basic and diluted	$1.46	$0.21	$0.01	$0.15	$1.83

	2012
	Fourth	Third	Second	First	Total
Interest and dividend income	$5,573	$5,771	$5,880	$6,208	$23,432
Interest expense	919	1,035	1,085	1,128	4,167

Net interest income	4,654	4,736	4,795	5,080	19,265
Provision for loan losses	100	805	650	2,000	3,555

Net interest income after provision for loan losses	4,554	3,931	4,145	3,080	15,710
Noninterest income	1,589	1,609	1,462	2,514	7,174
Noninterest expense	5,124	4,657	4,434	4,904	19,119

Income before income taxes	1,019	883	1,173	690	3,765
Income tax expense	76	195	479	215	965

Net income	943	688	694	475	2,800

Net income available to common shareholders	716	462	467	251	1,896

Net income per share, basic and diluted	$0.15	$0.09	$0.16	$0.08	$0.48

	2011
	Fourth	Third	Second	First	Total
Interest and dividend income	$6,270	$6,403	$6,537	$6,438	$25,648
Interest expense	1,138	1,355	1,454	1,503	5,450

Net interest income	5,132	5,048	5,083	4,935	20,198
Provision for loan losses	2,985	5,575	3,550	270	12,380

Net interest income (loss) after provision for loan losses	2,147	(527)	1,533	4,665	7,818
Noninterest income	1,501	1,473	1,485	1,340	5,799
Noninterest expense	6,284	5,388	4,516	4,555	20,743

Income (loss) before income taxes	(2,636)	(4,442)	(1,498)	1,450	(7,126)
Income tax expense (benefit)	5,497	(1,556)	(553)	447	3,835

Net income (loss)	(8,133)	(2,886)	(945)	1,003	(10,961)

Net income (loss) available to common shareholders	(8,357)	(3,110)	(1,168)	780	(11,855)

Net income (loss) per share, basic and diluted	$(2.82)	$(1.05)	$(0.40)	$0.26	$(4.01)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

To the Shareholders	March 25, 2014
First National Corporation
Strasburg, Virginia

MANAGEMENT’S REPORT REGARDING THE EFFECTIVENESS OF INTERNAL CONTROLS

OVER FINANCIAL REPORTING

The management of First National Corporation (the Company) is responsible for the preparation, integrity and fair presentation of the financial statements included in the annual report as of December 31, 2013. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to insure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2013. Management’s assessment did not determine any material weakness within the Company’s internal control structure. The Company’s annual report does not include an attestation report of the Company’s registered public accounting firm, Yount, Hyde & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management’ report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

The 2013 end of year financial statements have been audited by the independent accounting firm of Yount, Hyde & Barbour, P.C. (YHB). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

First National Corporation

Strasburg, Virginia

We have audited the accompanying consolidated balance sheets of First National Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia
March 25, 2014

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

December 31, 2013 and 2012

(in thousands, except share and per share data)

	2013	2012

Assets
Cash and due from banks	$5,767	$7,266
Interest-bearing deposits in banks	25,741	23,762
Securities available for sale, at fair value	103,301	89,456
Restricted securities, at cost	1,804	1,974
Loans held for sale	—	503
Loans, net of allowance for loan losses, 2013, $10,644, 2012, $13,075	346,449	370,519
Other real estate owned, net of valuation allowance, 2013, $1,665, 2012, $2,174	3,030	5,590
Premises and equipment, net	16,642	18,589
Accrued interest receivable	1,302	1,459
Bank owned life insurance	10,978	10,609
Other assets	7,876	2,970

Total assets	$522,890	$532,697

Liabilities & Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$92,901	$85,118
Savings and interest-bearing demand deposits	234,054	221,601
Time deposits	123,756	160,198

Total deposits	$450,711	$466,917
Other borrowings	6,052	6,076
Trust preferred capital notes	9,279	9,279
Accrued interest payable and other liabilities	3,288	5,536

Total liabilities	$469,330	$487,808

Shareholders’ Equity
Preferred stock, $1,000 per share liquidation preference; authorized 1,000,000 shares; 14,595 shares issued and outstanding, net of discount	$14,564	$14,409
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2013 and 2012, 4,901,464 shares	6,127	6,127
Surplus	6,813	6,813
Retained earnings	27,360	18,399
Accumulated other comprehensive loss, net	(1,304)	(859)

Total shareholders’ equity	$53,560	$44,889

Total liabilities and shareholders’ equity	$522,890	$532,697

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Operations

Three Years Ended December 31, 2013

(in thousands, except per share data)

	2013	2012	2011

Interest and Dividend Income
Interest and fees on loans	$18,844	$21,062	$22,907
Interest on federal funds sold	—	12	18
Interest on deposits in banks	61	30	18
Interest and dividends on securities available for sale:
Taxable interest	1,870	1,924	2,152
Tax-exempt interest	307	327	483
Dividends	75	77	70

Total interest and dividend income	$21,157	$23,432	$25,648

Interest Expense
Interest on deposits	$2,368	$3,707	$4,843
Interest on trust preferred capital notes	222	238	386
Interest on other borrowings	119	222	221

Total interest expense	$2,709	$4,167	$5,450

Net interest income	$18,448	$19,265	$20,198
Provision for (recovery of) loan losses	(425)	3,555	12,380

Net interest income after provision for (recovery of) loan losses	$18,873	$15,710	$7,818

Noninterest Income
Service charges on deposit accounts	$2,204	$2,127	$2,237
ATM and check card fees	1,425	1,481	1,535
Wealth management fees	1,696	1,450	1,407
Fees for other customer services	391	390	369
Income from bank owned life insurance	358	14	—
Net gains on sale of securities available for sale	—	1,285	59
Net gains on sale of loans	193	214	131
Gain on termination of postretirement benefit	543	—	—
Other operating income	121	211	61

Total noninterest income	$6,931	$7,172	$5,799

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Operations

(Continued)

Three years ended December 31, 2013

(in thousands, except per share data)

	2013	2012	2011

Noninterest Expense
Salaries and employee benefits	$10,528	$9,590	$9,460
Occupancy	1,282	1,343	1,354
Equipment	1,208	1,208	1,272
Marketing	345	430	425
Stationery and supplies	288	308	323
Legal and professional fees	975	975	969
ATM and check card fees	668	649	661
FDIC assessment	884	709	768
Bank franchise tax	279	260	416
Telecommunications expense	283	245	300
Data processing expense	376	347	306
Other real estate owned expense, net	1,115	1,355	3,040
Net (gain) loss on disposal of premises and equipment	601	(2)	—
Loss on lease termination	263	—	—
Other operating expense	1,655	1,700	1,449

Total noninterest expense	$20,750	$19,117	$20,743

Income (loss) before income taxes	$5,054	$3,765	$(7,126)

Income tax provision (benefit)	(4,820)	965	3,835

Net income (loss)	$9,874	$2,800	$(10,961)

Effective dividend and accretion on preferred stock	913	904	894

Net income (loss) available to common shareholders	$8,961	$1,896	$(11,855)

Earnings (loss) per common share, basic and diluted	$1.83	$0.48	$(4.01)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

Three years ended December 31, 2013

(in thousands)

	2013	2012	2011

Net income (loss)	$9,874	$2,800	$(10,961)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities	$(2,899)	$(111)	$2,248
Reclassification adjustment	—	(1,285)	(59)
Pension liability adjustment	2,454	(454)	(1,332)

Other comprehensive income (loss)	$(445)	$(1,850)	$857

Total comprehensive income (loss)	$9,429	$950	$(10,104)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three years ended December 31, 2013

(in thousands)

	2013	2012	2011

Cash Flows from Operating Activities
Net income (loss)	$9,874	$2,800	$(10,961)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,011	1,110	1,184
Origination of loans held for sale	(2,567)	(8,627)	(8,408)
Proceeds from sale of loans held for sale	3,263	8,612	8,536
Net gains on sales of loans	(193)	(214)	(131)
Provision for (recovery of) loan losses	(425)	3,555	12,380
Provision for other real estate owned	1,055	1,190	1,558
Net gains on sale of securities available for sale	—	(1,285)	(59)
Net (gains) losses on sale of other real estate owned	(90)	(278)	910
Income from bank owned life insurance	(358)	(14)	—
Gain on termination of postretirement benefit	(543)	—	—
Accretion of discounts and amortization of premiums on securities, net	859	885	511
Net (gain) loss on disposal of premises and equipment	601	(2)	—
Deferred income tax expense (benefit)	(4,776)	—	6,442
Changes in assets and liabilities:
Decrease in interest receivable	157	161	47
(Increase) decrease in other assets	153	3,620	(1,186)
Increase (decrease) in accrued expenses and other liabilities	660	705	(387)

Net cash provided by operating activities	$8,681	$12,218	$10,436

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$1,850	$26,158	$3,532
Proceeds from redemption of restricted securities	170	831	378
Proceeds from maturities, calls, and principal payments of securities available for sale	22,037	29,121	23,176
Purchases of securities available for sale	(42,073)	(54,096)	(56,690)
Purchases of restricted securities	—	(30)	—
Decrease in federal funds sold	—	—	7,500
Purchase of premises and equipment	(548)	(553)	(472)
Proceeds from sale of premises and equipment	2	2	—
Proceeds from sale of other real estate owned	3,618	5,438	3,321
Purchase of bank owned life insurance	—	(9,000)	—
Net (increase) decrease in loans	23,731	(149)	18,994

Net cash provided by (used in) investing activities	$8,787	$(2,278)	$(261)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three years ended December 31, 2013

(in thousands)

	2013	2012	2011

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$20,236	$26,811	$22,259
Net decrease in time deposits	(36,442)	(29,066)	(16,587)
Proceeds from other borrowings	—	2	42,002
Principal payments on other borrowings	(24)	(13,026)	(43,024)
Net proceeds from issuance of common stock	—	7,601	—
Cash dividends paid on common stock	—	—	(540)
Cash dividends paid on preferred stock	(758)	(758)	(758)

Net cash provided by (used in) financing activities	$(16,988)	$(8,436)	$3,352

Increase in cash and cash equivalents	$480	$1,504	$13,527

Cash and cash equivalents, beginning of year	31,028	29,524	15,997

Cash and cash equivalents, end of year	$31,508	$31,028	$29,524

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,818	$4,247	$5,635

Income taxes	$310	$1,010	$—

Supplemental Disclosures of Noncash Transactions
Unrealized gains (losses) on securities available for sale	$(3,482)	$1,396	$1,715

Change in pension liability	$(2,364)	$454	$898

Transfer from loans to other real estate owned	$764	$5,578	$8,117

Transfer from premises and equipment to other real estate owned	$881	$—	$—

Transfer from other assets to other real estate owned	$391	$—	$—

Issuance of common stock dividend reinvestment plan	$—	$—	$71

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three years ended December 31, 2013

(in thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2010	$14,127	$3,686	$1,582	$28,969	$134	$48,498
Net loss	—	—	—	(10,961)	—	(10,961)
Other comprehensive income	—	—	—	—	857	857
Cash dividends on common stock ($0.20 per share)	—	—	—	(611)	—	(611)
Issuance of 6,748 shares common stock, dividend reinvestment plan	—	9	62	—	—	71
Cash dividends on preferred stock	—	—	—	(758)	—	(758)
Accretion on preferred stock discount	136	—	—	(136)	—	—

Balance, December 31, 2011	$14,263	$3,695	$1,644	$16,503	$991	$37,096

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2011	$14,263	$3,695	$1,644	$16,503	$991	$37,096
Net income	—	—	—	2,800	—	2,800
Other comprehensive loss	—	—	—	—	(1,850)	(1,850)
Issuance of common stock, net of offering costs	—	2,432	5,169	—	—	7,601
Cash dividends on preferred stock	—	—	—	(758)	—	(758)
Accretion on preferred stock discount	146	—	—	(146)	—	—

Balance, December 31, 2012	$14,409	$6,127	$6,813	$18,399	$(859)	$44,889

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2012	$14,409	$6,127	$6,813	$18,399	$(859)	$44,889
Net income	—	—	—	9,874	—	9,874
Other comprehensive loss	—	—	—	—	(445)	(445)
Cash dividends on preferred stock	—	—	—	(758)	—	(758)
Accretion on preferred stock discount	155	—	—	(155)	—	—

Balance, December 31, 2013	$14,564	$6,127	$6,813	$27,360	$(1,304)	$53,560

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 1.	Nature of Banking Activities and Significant Accounting Policies

First National Corporation (the Company) is the bank holding company of First Bank (the Bank), First National (VA) Statutory Trust II (Trust II) and First National (VA) Statutory Trust III (Trust III). The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. The Bank owns First Bank Financial Services, Inc., which invests in entities that provide title insurance and investment services. The Bank owns Shen-Valley Land Holdings, LLC which holds other real estate owned. The Bank provides loan, deposit, wealth management and other products and services in the northern Shenandoah Valley region of Virginia. Loan products and services include personal loans, residential mortgages, home equity loans and commercial loans. Deposit products and services include checking, savings, NOW accounts, money market accounts, IRA accounts, certificates of deposit and cash management accounts. The Bank offers other services, including internet banking, mobile banking, remote deposit capture and other traditional banking services.

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of deferred tax assets and liabilities, valuation of other real estate owned, pension obligations and other-than-temporary impairment of securities.

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

Real Estate Loans – 1-4 Family: This class of loans includes loans secured by one-to-four family homes. In addition to traditional residential mortgage loans secured by a first or junior lien on the property, the Bank offers home equity lines of credit.

Real Estate Loans – Other: This loan class consists primarily of loans secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, hotels, small shopping centers, farms and churches.

Commercial and Industrial Loans: Commercial loans are typically secured with non-real estate commercial property. The Company makes commercial loans primarily to businesses located within its market area.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $1.9 million and $6.3 million in loans classified as TDRs as of December 31, 2013 and 2012, respectively.

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

The general component covers loans that are not considered impaired and is based on historical loss experience adjusted for qualitative factors. The historical loss experience is calculated by loan type and uses an average loss rate during the preceding twelve quarters. The qualitative factors are assigned by management based on delinquencies and asset quality, national and local economic trends, effects of the changes in the value of underlying collateral, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, concentrations of credit, quality of the loan review system and the effect of external factors such as competition and regulatory requirements. The factors assigned differ by loan type. The general allowance estimates losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor.

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

Other Real Estate Owned

Other real estate owned (OREO) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is reported at the lower of cost or fair value less costs to sell, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its distressed asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of other real estate each quarter and adjusts the values as appropriate. Revenue and expenses from operations and changes in the valuation allowance are included in other real estate owned expenses.

Bank-Owned Life Insurance

The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare. The cash surrender value of these policies is included as an asset on the consolidated balance sheets, and any increase in cash surrender value is recorded as other income on the consolidated statements of operations. In the event of the death of an insured individual under these policies, the Company would receive a death benefit which would be recorded as other income.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There was no liability for unrecognized tax benefits as of December 31, 2013 and 2012. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the consolidated statement of operations.

Wealth Management Department

Securities and other property held by the Wealth Management Department in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Earnings Per Common Share

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged Employee Stock Ownership Plan (ESOP) are not considered to be outstanding. See Note 12 for further information on the Company’s ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per common share were 4,901,464, 3,944,506 and 2,953,344 for the years ended December 31, 2013, 2012 and 2011, respectively.

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense incurred for 2013, 2012 and 2011 was $269 thousand, $364 thousand and $368 thousand, respectively.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and pension liability adjustments, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation. These reclassifications were immaterial.

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

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently assessing the impact that ASU 2014-04 will have on its consolidated financial statements.

Note 2.	Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of states and political subdivisions and corporate equity securities. Amortized costs and fair values of securities available for sale at December 31, 2013 and 2012 were as follows:

	2013
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$86,365	$670	$(2,138)	$84,897
Obligations of states and political subdivisions	18,647	350	(598)	18,399
Corporate equity securities	1	4	—	5

	$105,013	$1,024	$(2,736)	$103,301

	2012
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$72,129	$1,325	$(236)	$73,218
Obligations of states and political subdivisions	15,556	762	(83)	16,235
Corporate equity securities	1	2	—	3

	$87,686	$2,089	$(319)	$89,456

At December 31, 2013 and 2012, investments in an unrealized loss position that are temporarily impaired were as follows:

	2013
			(in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$49,810	$(1,755)	$10,180	$(383)	$59,990	$(2,138)
Obligations of states and political subdivisions	7,165	(422)	2,663	(176)	9,828	(598)

	$56,975	$(2,177)	$12,843	$(559)	$69,818	$(2,736)

	2012
			(in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$19,612	$(236)	$—	$—	$19,612	$(236)
Obligations of states and political subdivisions	4,287	(83)	—	—	4,287	(83)

	$23,899	$(319)	$—	$—	$23,899	$(319)

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

At December 31, 2013, there were forty U.S. agency and mortgage-backed securities and twenty-one obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.5 years at December 31, 2013. At December 31, 2012, there were twelve U.S. agency and mortgage-backed securities and nine obligations of states and political subdivisions in an unrealized loss position. The weighted-average re-pricing term of the portfolio was 3.6 years at December 31, 2012. The change in the unrealized gains and losses from December 31, 2012 to December 31, 2013 in the U.S. Agency and mortgage-backed securities portfolio and the obligation of states and political subdivisions portfolio was related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities available for sale at December 31, 2013 by contractual maturity are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

	(in thousands)
	Amortized	Fair
	Cost	Value
Due within one year	$899	$923
Due after one year through five years	5,301	5,329
Due after five years through ten years	20,353	19,901
Due after ten years	78,459	77,143
Corporate equity securities	1	5

	$105,013	$103,301

Proceeds from sales, calls and maturities of securities available for sale during 2013, 2012 and 2011 were $4.6 million, $36.3 million and $14.9 million, respectively. Gross gains of $1.3 million and $65 thousand were realized on those sales during 2012 and 2011, respectively. There were no gross gains realized in 2013. Gross losses of $6 thousand were realized on those sales during 2011. There were no gross losses realized in 2013 and 2012.

Securities having a book value of $3.1 million and $24.0 million at December 31, 2013 and 2012 were pledged to secure public deposits and for other purposes required by law.

Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013, and no impairment has been recognized. Restricted securities are not part of the available for sale securities portfolio.

The composition of restricted securities at December 31, 2013 and December 31, 2012 was as follows:

	(in thousands)
	December 31, 2013	December 31, 2012
Federal Home Loan Bank stock	$908	$1,078
Federal Reserve Bank stock	846	846
Community Bankers’ Bank stock	50	50

	$1,804	$1,974

Note 3.	Loans

Loans at December 31, 2013 and 2012 are summarized as follows:

	(in thousands)
	2013	2012
Real estate loans:
Construction and land development	$34,060	$43,524
Secured by 1-4 family residential	141,961	134,964
Other real estate	145,968	174,220
Commercial and industrial loans	22,803	23,071
Consumer and other loans	12,301	7,815

Total loans	$357,093	$383,594
Allowance for loan losses	(10,644)	(13,075)

Loans, net	$346,449	$370,519

Net deferred loan fees included in the above loan categories were $18 thousand at December 31, 2013. Net deferred loan costs included in the above loan categories were $89 thousand at December 31, 2012. Consumer and other loans included $279 thousand and $153 thousand of demand deposit overdrafts at December 31, 2013 and 2012, respectively.

The following tables provide a summary of loan classes and an aging of past due loans as of December 31, 2013 and 2012:

	December 31, 2013
	(in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$161	$2,852	$3,339	$6,352	$27,708	$34,060	$5,811	$—
1-4 family residential	1,561	316	136	2,013	139,948	141,961	953	27
Other real estate loans	1,077	1,636	74	2,787	143,181	145,968	4,756	—
Commercial and industrial	165	—	22	187	22,616	22,803	144	22
Consumer and other loans	41	5	—	46	12,255	12,301	14	—

Total	$3,005	$4,809	$3,571	$11,385	$345,708	$357,093	$11,678	$49

	December 31, 2012
	(in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$77	$701	$89	$867	$42,657	$43,524	$646	$—
1-4 family residential	2,741	—	476	3,217	131,747	134,964	968	129
Other real estate loans	1,347	686	1,476	3,509	170,711	174,220	6,752	—
Commercial and industrial	428	408	99	935	22,136	23,071	14	99
Consumer and other loans	43	5	8	56	7,759	7,815	13	—

Total	$4,636	$1,800	$2,148	$8,584	$375,010	$383,594	$8,393	$228

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of December 31, 2013 and 2012:

	December 31, 2013 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$19,724	$3,500	$10,836	$—	$34,060
Secured by 1-4 family residential	130,048	5,378	6,535	—	141,961
Other real estate loans	118,663	10,227	17,078	—	145,968
Commercial and industrial	21,563	555	685	—	22,803
Consumer and other loans	12,287	—	14	—	12,301

Total	$302,285	$19,660	$35,148	$—	$357,093

	December 31, 2012 (in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$22,384	$5,176	$15,964	$—	$43,524
Secured by 1-4 family residential	120,692	6,055	8,217	—	134,964
Other real estate loans	134,701	14,513	25,006	—	174,220
Commercial and industrial	18,831	798	3,442	—	23,071
Consumer and other loans	7,743	72	—	—	7,815

Total	$304,351	$26,614	$52,629	$—	$383,594

Note 4.	Allowance for Loan Losses

Transactions in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 were as follows:

	(in thousands)
	2013	2012	2011
Balance at beginning of year	$13,075	$12,937	$16,036
Provision for (recovery of) loan losses	(425)	3,555	12,380
Loan recoveries	2,486	376	310
Loan charge-offs	(4,492)	(3,793)	(15,789)

Balance at end of year	$10,644	$13,075	$12,937

The following tables present, as of December 31, 2013, 2012 and 2011, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology.

	December 31, 2013 (in thousands)
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2012	$2,481	$3,712	$6,163	$608	$111	$13,075
Charge-offs	(2,962)	(260)	(1,070)	(37)	(163)	(4,492)
Recoveries	—	823	1,304	179	180	2,486
Provision for (recovery of) loan losses	3,191	(1,300)	(1,979)	(308)	(29)	(425)

Ending Balance, December 31, 2013	$2,710	$2,975	$4,418	$442	$99	$10,644

Ending Balance:
Individually evaluated for impairment	882	190	263	44	—	1,379
Collectively evaluated for impairment	1,828	2,785	4,155	398	99	9,265

Loans:
Ending Balance	34,060	141,961	145,968	22,803	12,301	357,093

Individually evaluated for impairment	6,862	3,431	11,143	258	—	21,694
Collectively evaluated for impairment	27,198	138,530	134,825	22,545	12,301	335,399

	December 31, 2012 (in thousands)
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2011	$2,843	$3,766	$5,192	$963	$173	$12,937
Charge-offs	(431)	(761)	(2,154)	(261)	(186)	(3,793)
Recoveries	1	68	64	35	208	376
Provision for loan losses	68	639	3,061	(129)	(84)	3,555

Ending Balance, December 31, 2012	$2,481	$3,712	$6,163	$608	$111	$13,075

Ending Balance:
Individually evaluated for impairment	567	306	930	35	—	1,838
Collectively evaluated for impairment	1,914	3,406	5,233	573	111	11,237

Loans:
Ending Balance	43,524	134,964	176,573	20,718	7,815	383,594

Ending Balance:
Individually evaluated for impairment	2,516	3,776	10,528	160	—	16,980
Collectively evaluated for impairment	41,008	131,188	163,692	20,558	7,815	366,614

	December 31, 2011 (in thousands)
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2010	$4,050	$1,681	$9,187	$858	$260	$16,036
Charge-offs	(2,983)	(4,369)	(7,551)	(348)	(268)	(15,789)
Recoveries	50	6	—	3	251	310
Provision for loan losses	1,726	6,718	3,556	450	(70)	12,380

Ending Balance, December 31, 2011	$2,843	$3,766	$5,192	$963	$173	$12,937

Ending Balance:
Individually evaluated for impairment	930	848	351	309	—	2,438
Collectively evaluated for impairment	1,913	2,918	4,841	654	173	10,499

Loans:
Ending Balance	48,363	122,339	181,141	29,446	11,151	392,440

Ending Balance:
Individually evaluated for impairment	7,640	6,860	10,940	480	—	25,920
Collectively evaluated for impairment	40,723	115,479	170,201	28,966	11,151	366,520

Impaired loans and the related allowance at December 31, 2013, 2012 and 2011, were as follows:

	December 31, 2013 (in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$9,086	$4,259	$2,603	$6,862	$882	$5,397	$204
Secured by 1-4 family	4,341	2,515	916	3,431	190	2,864	146
Other real estate loans	12,385	9,455	1,688	11,143	263	7,079	441
Commercial and industrial	260	114	144	258	44	669	14
Consumer and other loans	—	—	—	—	—	—	—

Total	$26,072	$16,343	$5,351	$21,694	$1,379	$16,009	$805

	December 31, 2012 (in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,947	$622	$1,894	$2,516	$567	$5,691	$99
Secured by 1-4 family	4,706	1,690	2,086	3,776	306	4,821	163
Other real estate loans	14,861	4,886	5,642	10,528	930	10,148	276
Commercial and industrial	161	—	160	160	35	330	10
Consumer and other loans	—	—	—	—	—	—	—

Total	$22,675	$7,198	$9,782	$16,980	$1,838	$20,990	$548

	December 31, 2011 (in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$8,106	$3,531	$4,109	$7,640	$930	$7,077	$367
Secured by 1-4 family	8,566	3,495	3,365	6,860	848	6,519	301
Other real estate loans	15,165	8,135	2,805	10,940	351	23,918	396
Commercial and industrial	480	—	480	480	309	660	27
Consumer and other loans	—	—	—	—	—	—	—

Total	$32,317	$15,161	$10,758	$25,920	$2,438	$38,174	$1,091

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table. The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on non-accrual loans.

As of December 31, 2013, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $1.9 million. At December 31, 2013, $829 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $6.3 million in TDRs at December 31, 2012, $1.6 million of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the year ended December 31, 2013. The following table provides further information regarding loans modified under TDRs during the year ended December 31, 2012 and 2011:

	For the year ended December 31, 2012 (dollars in thousands)			For the year ended December 31, 2011 (dollars in thousands)
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Real estate loans:
Construction	—	$—	$—	1	$701	$357
Secured by 1-4 family	1	183	183	4	2,667	2,667
Other real estate loans	1	2,426	2,426	14	12,829	12,855
Commercial and industrial	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—

Total	2	$2,609	$2,609	19	$16,197	$15,879

For the years ended December 31, 2013 and 2012, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. The table below shows troubled debt restructurings that subsequently defaulted as of December 31, 2011:

	December 31, 2011 (dollars in thousands)
	Number of Contracts	Recorded investment
Real estate loans:
Construction and land development	1	$235
Secured by 1-4 family	—	—
Other real estate loans	3	361
Commercial and industrial	—	—
Consumer and other loans	—	—

Total	4	$596

Management defines default as over ninety days past due during the twelve month period subsequent to the modification.

Non-accrual loans excluded from impaired loan disclosure amounted to $14 thousand, $13 thousand and $103 thousand at December 31, 2013, 2012 and 2011, respectively. Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $483 thousand, $510 thousand and $402 thousand during the years ended December 31, 2013, 2012 and 2011, respectively.

Note 5.	Other Real Estate Owned

At December 31, 2013 and 2012, other real estate owned (OREO) totaled $3.0 million and $5.6 million, respectively. OREO was primarily comprised of residential lots, raw land, non-residential properties and residential properties associated with commercial relationships, and are located primarily in the Commonwealth of Virginia. Changes in the balance for OREO are as follows:

	(in thousands)
	2013	2012
Balance at the beginning of year, gross	$7,764	$9,166
Transfers in	2,036	5,578
Charge-offs	(1,564)	(1,808)
Sales proceeds	(3,618)	(5,438)
Gain on disposition	80	268
Depreciation	(3)	(2)
Balance at the end of year, gross	4,695	7,764
Less: valuation allowance	(1,665)	(2,174)

Balance at the end of year, net	$3,030	$5,590

Changes in the allowance for OREO losses are as follows:

	(in thousands)
	2013	2012	2011
Balance at beginning of year	$2,174	$2,792	$3,341
Provision for losses	1,055	1,190	1,558
Charge-offs, net	(1,564)	(1,808)	(2,107)

Balance at end of year	$1,665	$2,174	$2,792

Net expenses applicable to OREO, other than the provision for losses, were $150 thousand, $443 thousand and $572 thousand for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 6.	Premises and Equipment

Premises and equipment are summarized as follows at December 31, 2013 and 2012:

	(in thousands)
	2013	2012
Land	$4,393	$4,397
Buildings and leasehold improvements	15,030	15,954
Furniture and equipment	9,296	9,997
Construction in process	56	790

	$28,775	$31,138
Less accumulated depreciation	12,133	12,549

	$16,642	$18,589

Depreciation expense included in operating expenses for 2013, 2012 and 2011 was $1.0 million, $1.1 million and $1.2 million, respectively.

Note 7.	Deposits

The aggregate amount of time deposits, in denominations of $100 thousand or more, was $54.6 million and $76.6 million at December 31, 2013 and 2012, respectively.

The Bank obtains certain deposits through the efforts of third-party brokers. At December 31, 2013 and 2012, brokered deposits totaled $5.1 million and $8.8 million, respectively, and were included in time deposits on the Company’s consolidated financial statements.

At December 31, 2013, the scheduled maturities of time deposits were as follows:

(in thousands)
2014	$68,817
2015	22,404
2016	17,090
2017	3,345
2018	12,100

$123,756

Note 8.	Other Borrowings

The Bank had unused lines of credit totaling $108.4 million and $105.4 million available with non-affiliated banks at December 31, 2013 and 2012, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta in which the Bank can borrow up to 19% of its assets. The unused line of credit with FHLB totaled $68.3 million at December 31, 2013.

At December 31, 2013 and 2012, the Bank had borrowings from the Federal Home Loan Bank system totaling $6.0 million, which mature through December 28, 2018. The interest rate on these borrowings ranged from 1.78% to 2.04% and the weighted average rate was 1.91% at December 31, 2013 and 2012. The Bank also had a letter of credit from the Federal

Home Loan Bank totaling $25.0 million and $30.0 million at December 31, 2013 and 2012, respectively. The Bank had collateral pledged on these borrowings and letter of credit at December 31, 2013 and 2012 including real estate loans totaling $78.6 million and $100.0 million, respectively, and Federal Home Loan Bank stock with a book value of $1.0 million and $1.1 million, respectively.

At December 31, 2013 and 2012, the Bank had a $52 thousand and $76 thousand, respectively, note payable, secured by a deed of trust, for land purchased to construct a banking office, which requires monthly payments of $2 thousand, and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

The contractual maturities of other borrowings at December 31, 2013 were as follows:

(in thousands)
2014	$25
2015	27
2016	—
2017	3,000
2018	3,000

$6,052

Note 9.	Trust Preferred Capital Notes

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2013 and 2012 was 2.84% and 2.91%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2013 and 2012 was 1.85% and 1.96%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions beginning October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2013 and 2012, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

Note 10.	Income Taxes

The Company is subject to U.S. federal and Virginia income tax as well as bank franchise tax in the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2010.

Net deferred tax assets consisted of the following components at December 31, 2013 and 2012:

	(in thousands)
	2013	2012

Deferred Tax Assets
Allowance for loan losses	$3,619	$4,446
Allowance for other real estate owned	566	760
Interest on non-accrual loans	—	266
Unfunded pension liability	90	894
Split dollar liability	207	391
Gain on other real estate owned	769	990
Securities available for sale	584	—
Accrued pension	289	4
Loan origination costs, net	6	—
Other	10	118

	$6,140	$7,869

Deferred Tax Liabilities
Depreciation	$685	$674
Securities available for sale	—	601
Discount accretion	5	3
Loan origination costs, net	—	30

	$690	$1,308

Valuation allowance	—	6,561

Net deferred tax assets	$5,450	$—

As of December 31, 2013, the Company reversed the full valuation allowance on its net deferred tax assets (DTAs). The realization of DTAs is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified.

Positive evidence considered included (1) a return to trailing three years of cumulative pre-tax income in 2013, (2) the Company’s recent history of quarterly pre-tax earnings (seven out of the last eight quarters), (3) expectations for sustained profitability with sufficient taxable income to fully utilize the remaining net deferred tax benefits, and (4) significant reductions in the level of non-performing assets since their peak during 2011, which was the primary source of the losses generated in 2010 and 2011.

Negative evidence considered was (1) the uncertainty about the potential impact on earnings from nonperforming assets along with (2) a pre-tax loss reported by the Company during one quarterly period over the previous two years. As the number of consecutive periods of profitability increased and the level of profits are indicative of on-going results, the weight of cumulative losses as negative evidence decreased. A reduction in the weight given to such losses is further validated given that the source of the losses was an elevated level of problem assets and related credit costs, which have since been significantly reduced. After weighing both the positive and negative evidence, management determined that a valuation allowance on the net deferred tax asset was no longer warranted as of December 31, 2013.

The provision (benefit) for income taxes for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	(in thousands)
	2013	2012	2011

Current tax expense (benefit)	$(44)	$965	$(2,607)
Deferred tax expense (benefit)	(4,776)	—	6,442

	$(4,820)	$965	$3,835

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2013, 2012 and 2011, due to the following:

	(in thousands)
	2013	2012	2011

Computed tax expense (benefit) at statutory federal rate	$1,718	$1,280	$(2,423)
Increase (decrease) in income taxes from deferred tax valuation allowance	(6,275)	(167)	6,442
Decrease in income taxes resulting from:
Tax-exempt interest and dividend income	(153)	(125)	(186)
Other	(110)	(23)	2

	$(4,820)	$965	$3,835

Note 11.	Funds Restrictions and Reserve Balance

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. At December 31, 2013, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent Company, without prior regulatory approval, totaled $253 thousand.

The Bank must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2013 and 2012, the aggregate amounts of daily average required balances were approximately $1.4 million and $3.0 million, respectively.

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

The following table provides a reconciliation of the changes in the plan benefit obligation and the fair value of assets for the periods ended December 31, 2013, 2012 and 2011.

	(in thousands)
	2013	2012	2011
Change in Benefit Obligation
Benefit obligation, beginning of year	$7,244	$5,995	$5,588
Service cost	470	427	359
Interest cost	279	269	307
Actuarial (gain) loss	(1,327)	725	871
Benefits paid	(961)	(172)	(1,097)
Gain due to settlement	(204)	—	(33)

Benefit obligation, end of year	$5,501	$7,244	$5,995

Changes in Plan Assets
Fair value of plan assets, beginning of year	$4,046	$3,454	$4,284
Actual return on plan assets	744	458	27
Employer contributions	500	306	240
Benefits paid	(961)	(172)	(1,097)

Fair value of assets, end of year	$4,329	$4,046	$3,454

Funded Status, end of year	$(1,172)	$(3,198)	$(2,541)

Amount Recognized in Other Liabilities	$(1,172)	$(3,198)	$(2,541)

Amounts Recognized in Accumulated Other Comprehensive Loss, net of tax
Net loss	$265	$2,629	$2,173
Prior service cost	—	—	2
Deferred income tax benefit	(90)	—	—

Amount recognized	$175	$2,629	$2,175

Weighted Average Assumptions Used to Determine Benefit Obligation
Discount rate used for disclosure	5.00%	4.00%	4.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	4.00%

	(in thousands)
	2013	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$470	$427	$359
Interest cost	279	269	307
Expected return on plan assets	(303)	(275)	(342)
Amortization of prior service cost	—	2	4
Amortization of net obligation at transition	—	—	—
Recognized net loss due to settlement	284	—	212
Recognized net actuarial loss	109	86	38

Net periodic benefit cost	$839	$509	$578

Other Changes in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive (Income) Loss
Net (gain) loss	$(2,364)	$456	$902
Amortization of prior service cost	—	(2)	(4)
Amortization of net obligation at transition	—	—	—

Total recognized in accumulated other comprehensive income (loss)	$(2,364)	$454	$898

Total Recognized in Net Periodic Benefit Cost and Accumulated Other Comprehensive Income (Loss)	$(1,525)	$963	$1,476

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	4.00%	4.50%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	4.00%

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

The pension plan’s weighted-average asset allocations at the end of the plan year for 2013 and 2012, by asset category were as follows:

	2013	2012
Asset Category
Mutual funds - fixed income	39%	25%
Mutual funds - equity	61%	75%

Total	100%	100%

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

The following tables set forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2013, 2012 and 2011:

	Fair Value Measurements at December 31, 2013 (in thousands)
	Total	Level 1	Level 2	Level 3

Fixed income funds	$1,697	$1,697	—	—
Equity funds	2,632	2,632	—	—

Total	$4,329	$4,329	—	—

	Fair Value Measurements at December 31, 2012 (in thousands)
	Total	Level 1	Level 2	Level 3

Fixed income funds	$1,023	$1,023	—	—
Equity funds	3,023	3,023	—	—

Total	$4,046	$4,046	$—	$—

	Fair Value Measurements at December 31, 2011 (in thousands)
	Total	Level 1	Level 2	Level 3

Fixed income funds	$1,409	$1,409	—	—
Equity funds	2,045	2,045	—	—

Total	$3,454	$3,454	$—	$—

The Company made cash contributions of $500 thousand, $306 thousand and $240 thousand during the years ended December 31, 2013, 2012 and 2011, respectively, and expects to make no contribution during the year ended December 31, 2014. The accumulated benefit obligation for the defined benefit pension plan was $3.8 million, $5.1 million and $4.2 million at December 31, 2013, 2012 and 2011, respectively.

Estimated future benefit payments, which reflect expected future service, as appropriate, were as follows at December 31, 2013:

(in thousands)
2014	$262
2015	181
2016	275
2017	271
2018	23
Years 2019-2023	1,465

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution for eligible employees hired on or after May 1, 2011. This contribution is allocated based on years of service to participants who were hired on or after May 1, 2011 who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. The amount that the Company matches is contributed for the benefit of the respective employee to the employee stock ownership plan (ESOP). All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2013, 2012 and 2011, expense attributable to the Plan amounted to $249 thousand, $219 thousand and $200 thousand, respectively.

Employee Stock Ownership Plan

On January 1, 2000, the Company established an employee stock ownership plan. The ESOP provides an opportunity for the Company to award shares of First National Corporation stock to employees at its discretion. Employees are eligible to participate in the ESOP effective immediately upon beginning service with the Company. Participants become 100% vested after two years of credited service. In addition to the 401(k) matching contributions made by the Company to the ESOP, the Board of Directors may make discretionary contributions, within certain limitations prescribed by federal tax regulations. There was no compensation expense for the ESOP for the years ended December 31, 2013, 2012 and 2011. Shares of the Company held by the ESOP at December 31, 2013, 2012 and 2011, were 169,882, 134,609 and 65,633, respectively.

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

Accounting guidance requires a company to recognize an obligation over the director’s service period based upon the substantive agreement with the director such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The related effect on net income recognized during the years ended December 31, 2012 and 2011 was a benefit of $21 thousand and an expense of $104 thousand, respectively. In May 2013, the Bank terminated its Split Dollar Life Insurance Plan that provided life insurance coverage to insurable directors and recorded a gain of $543 thousand from the termination of the postretirement benefit liability.

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

At December 31, 2013 and 2012, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(in thousands)
	2013	2012

Commitments to extend credit and unfunded commitments under lines of credit	$59,115	$52,849
Stand-by letters of credit	7,610	8,306

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

At December 31, 2013, the Bank had $1.6 million in locked-rate commitments to originate mortgage loans and no loans held for sale. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2013 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $10 thousand.

Note 14.	Transactions with Related Parties

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. In management’s opinion, these transactions were made on substantially the same terms as those prevailing for other customers.

At December 31, 2013 and 2012, these loans totaled $2.1 million and $8.9 million, respectively. During 2013, total principal additions were $1.2 million and total principal payments were $2.1 million. Adjustments to related party loan balances during 2013 due to transition of related parties totaled approximately $5.9 million.

Deposits from related parties held by the Bank at December 31, 2013 and 2012 amounted to $5.1 million and $10.5 million, respectively.

Note 15.	Lease Commitments

The Company was obligated under noncancelable leases for banking premises. Total rental expense for operating leases for 2013, 2012 and 2011 was $224 thousand, $244 thousand and $240 thousand, respectively. Minimum rental commitments under noncancelable leases with terms in excess of one year as of December 31, 2013 were as follows:

(in thousands)
Operating Leases
2014	$52
2015	46
2016	15
2017	5

Total minimum payments	$118

Note 16.	Dividend Reinvestment Plan

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

No shares were issued to the DRIP during the years ended December 31, 2013 and 2012. The Company issued 6,748 common shares to the DRIP during the year ended December 31, 2011.

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

An instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a recurring basis in the financial statements:

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

The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2013 and 2012.

		Fair Value Measurements at December 31, 2013 Using (in thousands)
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$84,897	$—	$84,897	$—
Obligations of states and political subdivisions	18,399	—	18,399	—
Corporate equity securities	5	5	—	—

	$103,301	$5	$103,296	$—

		Fair Value Measurements at December 31, 2012 Using (in thousands)
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$73,218	$—	$73,218	$—
Obligations of states and political subdivisions	16,235	—	16,235	—
Corporate equity securities	3	3	—	—

	$89,456	$3	$89,453	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2013 and 2012.

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012.

		Fair Value Measurements at December 31, 2013 (in thousands)
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans, net	$3,972	$—	$—	$3,972
Other real estate owned, net	3,030	—	—	3,030

		Fair Value Measurements at December 31, 2012 (in thousands)
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans, net	$7,944	$—	$—	$7,944
Other real estate owned, net	5,590	—	—	5,590

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2013 (dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted- Average)
Assets
Impaired loans	$3,972	Property appraisals	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0%-41% (8%)

Other real estate owned	3,030	Property appraisals	Selling cost	7%

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

Restricted Stock

The carrying value of restricted stock approximates fair value based on redemption.

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2013 and 2012, fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2013 and 2012 are as follows:

	(in thousands)
	Fair Value Measurements at December 31, 2013 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$31,508	$31,508	$—	$—	$31,508
Securities	103,301	5	103,296	—	103,301
Restricted stock	1,804	—	1,804	—	1,804
Loans, net	346,449	—	—	353,874	353,874
Bank owned life insurance	10,978	—	10,978	—	10,978
Accrued interest receivable	1,302	—	1,302	—	1,302

Financial Liabilities
Deposits	$450,711	$—	$326,955	$124,422	$451,377
Other borrowings	6,052	—	—	6,095	6,095
Trust preferred capital notes	9,279	—	—	9,399	9,399
Accrued interest payable	177	—	177	—	177

	(in thousands)
	Fair Value Measurements at December 31, 2012 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$31,028	$31,028	$—	$—	$31,028
Securities	89,456	3	89,453	—	89,456
Restricted stock	1,974	—	1,974	—	1,974
Loans held for sale	503	—	503	—	503
Loans, net	370,519	—	—	375,941	375,941
Bank owned life insurance	10,609	—	10,609	—	10,609
Accrued interest receivable	1,459	—	1,459	—	1,459

Financial Liabilities
Deposits	$466,917	$—	$306,719	$162,151	$468,870
Other borrowings	6,076	—	—	6,220	6,220
Trust preferred capital notes	9,279	—	—	8,735	8,735
Accrued interest payable	286	—	286	—	286

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations) and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2013 and 2012, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

			(amounts in thousands)		Minimum To Be Well
	Actual		Minimum Capital Requirement		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2013:
Total Capital (to Risk Weighted Assets):
Company	$66,437	18.21%	$29,193	8.00%	N/A	N/A
Bank	$60,578	16.62%	$29,160	8.00%	$36,450	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$61,800	16.94%	$14,597	4.00%	N/A	N/A
Bank	$55,947	15.35%	$14,580	4.00%	$21,870	6.00%
Tier 1 Capital (to Average Assets):
Company	$61,800	11.75%	$21,047	4.00%	N/A	N/A
Bank	$55,947	10.68%	$20,948	4.00%	$26,184	5.00%

December 31, 2012:
Total Capital (to Risk Weighted Assets):
Company	$59,876	15.34%	$31,220	8.00%	N/A	N/A
Bank	$52,980	13.59%	$31,197	8.00%	$38,996	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$54,897	14.07%	$15,610	4.00%	N/A	N/A
Bank	$48,004	12.31%	$15,599	4.00%	$23,398	6.00%
Tier 1 Capital (to Average Assets):
Company	$54,897	10.47%	$20,971	4.00%	N/A	N/A
Bank	$48,004	9.15%	$20,974	4.00%	$26,218	5.00%

Note 19.	Accumulated Other Comprehensive Income

Changes in each component of accumulated other comprehensive income (loss) were as follows:

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2010	$977	$(843)	$134
Other comprehensive income (loss) before reclassifications	1,774	(898)	876
Amounts reclassified from accumulated other comprehensive income (loss)	(59)	—	(59)
Deferred tax adjustment	474	(434)	40

Change during period	2,189	(1,332)	857

Balance at December 31, 2011	$3,166	$(2,175)	$991
Other comprehensive income (loss) before reclassifications	(111)	(454)	(565)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,285)	—	(1,285)

Change during period	(1,396)	(454)	(1,850)

Balance at December 31, 2012	$1,770	$(2,629)	$(859)
Other comprehensive income (loss) before reclassifications	(3,482)	2,364	(1,118)
Deferred tax adjustment	583	90	673

Change during period	(2,899)	2,454	(445)

Balance at December 31, 2013	$(1,129)	$(175)	$(1,304)

For the year ended December 31, 2013, no amounts were reclassified from accumulated other comprehensive income (loss).

For the years ended December 31, 2012 and 2011, $1.3 million and $59 thousand, respectively, was reclassified out of comprehensive income (loss) and appeared as net gains on sale of securities available for sale in the Consolidated Statements of Operations.

Note 20.	Preferred Stock

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

FIRST NATIONAL CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2013 and 2012

(in thousands)

	2013	2012
Assets
Cash	$5,395	$6,406
Investment in subsidiaries, at cost, plus undistributed net income	56,982	47,272
Other assets	470	496

Total assets	$62,847	$54,174

Liabilities and Shareholders’ Equity

Trust preferred capital notes	$9,279	$9,279
Other liabilities	8	6

Total liabilities	$9,287	$9,285

Preferred stock	$14,564	$14,409
Common stock	6,127	6,127
Surplus	6,813	6,813
Retained earnings	27,360	18,399
Accumulated other comprehensive loss, net	(1,304)	(859)

Total shareholders’ equity	$53,560	$44,889

Total liabilities and shareholders’ equity	$62,847	$54,174

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Operations

Three Years Ended December 31, 2013

(in thousands)

	2013	2012	2011

Income
Dividends from subsidiary	$—	$500	$1,600
Gain on sale of securities available for sale	—	139	—
Other income	51	41	—

	$51	$680	$1,600

Expense
Interest expense	$222	$237	$386
Stationery and supplies	17	1	14
Legal and professional fees	40	—	—
Data processing	53	—	31
Management fee-subsidiary	95	—	—
Other expense	51	6	47

Total expense	$478	$244	$478

Income (loss) before allocated tax benefits and undistributed income (loss) of subsidiary	$(427)	$436	$1,122

Allocated income tax benefit	145	22	162

Income (loss) before equity in undistributed income (loss) of subsidiary	$(282)	$458	$1,284

Equity in undistributed income (loss) of subsidiary	10,156	2,342	(12,245)

Net income (loss)	$9,874	$2,800	$(10,961)

Effective dividend and accretion on preferred stock	913	904	894

Net income (loss) available to common shareholders	$8,961	$1,896	$(11,855)

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Cash Flows

Three Years Ended December 31, 2013

(in thousands)

	2013	2012	2011

Cash Flows from Operating Activities
Net income (loss)	$9,874	$2,800	$(10,961)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed (income) loss of subsidiary	(10,156)	(2,342)	12,245
Gain on sale of securities available for sale	—	(139)	—
(Increase) decrease in other assets	29	(42)	45
Increase (decrease) in other liabilities	—	(2)	2

Net cash provided by (used in) operating activities	$(253)	$275	$1,331

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	$—	$164	$—

Cash Flows from Financing Activities
Distribution of capital to subsidiary	$—	(1,000)	—
Cash dividends paid on common stock	—	—	(540)
Cash dividends paid on preferred stock	(758)	(758)	(758)
Net proceeds from issuance of common stock	—	7,601	—

Net cash provided by (used in) financing activities	$(758)	$5,843	$(1,298)

Increase (decrease) in cash and cash equivalents	$(1,011)	$6,282	$33

Cash and Cash Equivalents
Beginning	6,406	124	91

Ending	$5,395	$6,406	$124

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2013 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Management’s Report on the Effectiveness of Internal Controls over Financial Reporting.”

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

Information required by this Item is set forth under the headings “Election of Directors – Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” “Committees” and “Director Selection Process” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) The response to this portion of Item 15 is included in Item 8 above.

(2) The response to this portion of Item 15 is included in Item 8 above.

(3) The following documents are attached hereto or incorporated herein by reference to Exhibits:

	3.1	Amended and Restated Articles of Incorporation, as amended and restated on March 3, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008).

	3.2	Articles of Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

	3.3	By-laws of First National Corporation (as restated in electronic format as of February 12, 2014), attached as Exhibit 3.1 to the Current Report on Form 8-K filed February 18, 2014 and incorporated by reference herein.

	4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

	4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

	4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

	10.1	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

	10.2	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

	10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

	10.4	Amendment to Employment Agreement between the Company and Dennis A. Dysart and M. Shane Bell (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2008).

	10.5	Amendment to Employment Agreement between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2008).

	10.8	Employment Agreement between the Company and Scott C. Harvard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2011).

	10.9	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2013).

	14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).

	21.1	Subsidiaries of the Company.

	23.1	Consent of Yount, Hyde & Barbour, P.C.

	31.1	Certification of Chief Executive Officer, Section 302 Certification.

	31.2	Certification of Chief Financial Officer, Section 302 Certification.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

	101	The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:	/s/ Scott C. Harvard

President and Chief Executive Officer
(on behalf of the registrant and as principal executive officer)

Date:	March 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott C. Harvard	Date: March 25, 2014
President & Chief Executive Officer Director
(principal executive officer)

/s/ M. Shane Bell	Date: March 25, 2014
Executive Vice President & Chief Financial Officer
(principal financial officer and principal accounting officer)

/s/ Douglas C. Arthur	Date: March 25, 2014
Chairman of the Board of Directors

/s/ John K. Marlow	Date: March 25, 2014
Vice Chairman of the Board of Directors

/s/ Elizabeth H. Cottrell	Date: March 25, 2014
Director

/s/ Dr. James A. Davis	Date: March 25, 2014
Director

/s/ Dr. Miles K. Davis	Date: March 25, 2014
Director

/s/ Christopher E. French	Date: March 25, 2014
Director

/s/ Gerald F. Smith, Jr.	Date: March 25, 2014
Director

/s/ James R. Wilkins, III	Date: March 25, 2014
Director

EXHIBIT INDEX

Number	Document

3.1	Amended and Restated Articles of Incorporation, as amended and restated on March 3, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008).

3.2	Articles of Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

3.3	By-laws of First National Corporation (as restated in electronic format as of February 12, 2014), attached as Exhibit 3.1 to the Current Report on Form 8-K filed February 18, 2014 and incorporated by reference herein.

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.1	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.2	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.4	Amendment to Employment Agreement between the Company and Dennis A. Dysart and M. Shane Bell (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2008).

10.5	Amendment to Employment Agreement between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2008).

10.8	Employment Agreement between the Company and Scott C. Harvard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2011).

10.9	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2013).

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.