Form 10-Q
period 2014-03-31
FIRST NATIONAL CORP /VA/
filed 2014-05-12
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 9, 2014, 4,901,464 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except per share data)

	(unaudited) March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$7,106	$5,767
Interest-bearing deposits in banks	27,017	25,741
Securities available for sale, at fair value	110,561	103,301
Restricted securities, at cost	1,636	1,804
Loans, net of allowance for loan losses, 2014, $10,283; 2013, $10,644	349,250	346,449
Other real estate owned, net of valuation allowance, 2014, $1,686; 2013, $1,665	2,992	3,030
Premises and equipment, net	16,470	16,642
Accrued interest receivable	1,305	1,302
Bank owned life insurance	11,052	10,978
Other assets	7,206	7,876

Total assets	$534,595	$522,890

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$101,813	$92,901
Savings and interest-bearing demand deposits	239,725	234,054
Time deposits	120,151	123,756

Total deposits	$461,689	$450,711
Other borrowings	6,046	6,052
Trust preferred capital notes	9,279	9,279
Accrued interest and other liabilities	2,614	3,288

Total liabilities	$479,628	$469,330

Shareholders’ Equity
Preferred stock, $1,000 per share liquidation preference; authorized 1,000,000 shares; 14,595 shares issued and outstanding, net of discount	$14,595	$14,564
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2014 and 2013, 4,901,464 shares	6,127	6,127
Surplus	6,813	6,813
Retained earnings	28,286	27,360
Accumulated other comprehensive loss, net	(854)	(1,304)

Total shareholders’ equity	$54,967	$53,560

Total liabilities and shareholders’ equity	$534,595	$522,890

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended March 31, 2014 and 2013

(in thousands, except per share data)

	(unaudited) March 31, 2014	(unaudited) March 31, 2013
Interest and Dividend Income
Interest and fees on loans	$4,215	$4,933
Interest on deposits in banks	16	10
Interest and dividends on securities available for sale:
Taxable interest	562	372
Tax-exempt interest	95	73
Dividends	21	19

Total interest and dividend income	$4,909	$5,407

Interest Expense
Interest on deposits	$400	$706
Interest on trust preferred capital notes	54	56
Interest on other borrowings	29	29

Total interest expense	$483	$791

Net interest income	$4,426	$4,616
Recovery of loan losses	(200)	(250)

Net interest income after recovery of loan losses	$4,626	$4,866

Noninterest Income
Service charges on deposit accounts	$630	$459
ATM and check card fees	335	333
Wealth management fees	484	452
Fees for other customer services	87	88
Net gains on sale of loans	—	59
Other operating income	80	107

Total noninterest income	$1,616	$1,498

Noninterest Expense
Salaries and employee benefits	$2,509	$2,634
Occupancy	315	378
Equipment	304	299
Marketing	109	110
Stationery and supplies	80	75
Legal and professional fees	202	179
ATM and check card fees	163	158
FDIC assessment	172	341
Bank franchise tax	94	68
Other real estate owned, net	31	107
Telecommunications	71	62
Data processing	115	83
Loss on disposal of premises and equipment	2	206
Other operating expense	446	410

Total noninterest expense	$4,613	$5,110

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Three months ended March 31, 2014 and 2013

(in thousands, except per share data)

	(unaudited) March 31, 2014	(unaudited) March 31, 2013

Income before income taxes	$1,629	$1,254
Income tax expense	483	271

Net income	$1,146	$983

Effective dividend and accretion on preferred stock	220	226

Net income available to common shareholders	$926	$757

Earnings per common share, basic and diluted	$0.19	$0.15

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2014 and 2013

(in thousands)

	(unaudited) March 31, 2014	(unaudited) March 31, 2013

Net income	$1,146	$983
Other comprehensive income (loss), net of tax,
Unrealized gains (losses) on available for sale securities	450	(132)

Total comprehensive income	$1,596	$851

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three months ended March 31, 2014 and 2013

(in thousands)

	(unaudited) March 31, 2014	(unaudited) March 31, 2013
Cash Flows from Operating Activities
Net income	$1,146	$983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	248	252
Origination of loans held for sale	—	(1,799)
Proceeds from sale of loans held for sale	—	2,361
Net gains on sales of loans held for sale	—	(59)
Recovery of loan losses	(200)	(250)
Provision for other real estate owned	23	174
Net gains on sale of other real estate owned	(1)	(116)
Losses on disposal of premises and equipment	2	206
Income from bank owned life insurance	(74)	(63)
Accretion of discounts and amortization of premiums on securities, net	160	278
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(3)	29
Decrease in other assets	437	470
Increase (decrease) in other liabilities	(674)	1,113

Net cash provided by operating activities	$1,064	$3,579

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$—	$1,850
Proceeds from maturities, calls, and principal payments of securities available for sale	3,052	7,999
Purchase of securities available for sale	(9,790)	(9,892)
Proceeds from redemption of restricted securities	168	169
Purchase of premises and equipment	(77)	(226)
Proceeds from sale of premises and equipment	—	3
Proceeds from sale of other real estate owned	16	1,038
Net (increase) decrease in loans	(2,601)	1,121

Net cash provided by (used in) investing activities	$(9,232)	$2,062

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$14,583	$8,220
Net decrease in time deposits	(3,605)	(5,157)
Principal payments on other borrowings	(6)	(6)
Cash dividends paid on preferred stock	(189)	(189)

Net cash provided by financing activities	$10,783	$2,868

Increase in cash and cash equivalents	$2,615	$8,509

Cash and Cash Equivalents
Beginning	$31,508	$31,028

Ending	$34,123	$39,537

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three months ended March 31, 2014 and 2013

(in thousands)

	(unaudited) March 31, 2014	(unaudited) March 31, 2013
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$500	$813

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains (losses) on securities available for sale	$682	$(132)

Transfer from loans to other real estate owned	$—	$65

Transfer from premises and equipment to other real estate owned	$—	$224

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2014 and 2013

(in thousands)

(unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2012	$14,409	$6,127	$6,813	$18,399	$(859)	$44,889
Net income	—	—	—	983	—	983
Other comprehensive loss	—	—	—	—	(132)	(132)
Cash dividends on preferred stock	—	—	—	(189)	—	(189)
Accretion on preferred stock discount	37	—	—	(37)	—	—

Balance, March 31, 2013	$14,446	$6,127	$6,813	$19,156	$(991)	$45,551

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2013	$14,564	$6,127	$6,813	$27,360	$(1,304)	$53,560
Net income	—	—	—	1,146	—	1,146
Other comprehensive income	—	—	—	—	450	450
Cash dividends on preferred stock	—	—	—	(189)	—	(189)
Accretion on preferred stock discount	31	—	—	(31)	—	—

Balance, March 31, 2014	$14,595	$6,127	$6,813	$28,286	$(854)	$54,967

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1.	General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2014 and December 31, 2013, the results of operations and comprehensive income for the three months ended March 31, 2014 and 2013 and the cash flows and changes in shareholders’ equity for the three months ended March 31, 2014 and 2013. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-01 to have an impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-04 to have an impact on its consolidated financial statements.

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-08 to have an impact on its consolidated financial statements.

Note 2.	Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. Amortized costs and fair values of securities available for sale at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014 (in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$89,067	$769	$(1,736)	$88,100
Obligations of states and political subdivisions	22,523	397	(466)	22,454
Corporate equity securities	1	6	—	7

	$111,591	$1,172	$(2,202)	$110,561

	December 31, 2013 (in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$86,365	$670	$(2,138)	$84,897
Obligations of states and political subdivisions	18,647	350	(598)	18,399
Corporate equity securities	1	4	—	5

	$105,013	$1,024	$(2,736)	$103,301

At March 31, 2014 and December 31, 2013, investments in an unrealized loss position that were temporarily impaired were as follows:

	March 31, 2014 (in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$44,471	$(1,248)	$13,026	$(488)	$57,497	$(1,736)
Obligations of states and political subdivisions	7,289	(201)	4,294	(265)	11,583	(466)

	$51,760	(1,449)	$17,320	$(753)	$69,080	$(2,202)

Notes to Consolidated Financial Statements

(unaudited)

	December 31, 2013 (in thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$49,810	$(1,755)	$10,180	$(383)	$59,990	$(2,138)
Obligations of states and political subdivisions	7,165	(422)	2,663	(176)	9,828	(598)

	$56,975	$(2,177)	$12,843	$(559)	$69,818	$(2,736)

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

At March 31, 2014, there were thirty-nine U.S. agency and mortgage-backed securities and twenty-four obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.4 years at March 31, 2014. At December 31, 2013, there were forty U.S. agency and mortgage-backed securities and twenty-one obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2013. The weighted-average re-pricing term of the portfolio was 4.5 years at December 31, 2013. The unrealized losses at March 31, 2014 in the U.S. agency and mortgage-backed securities portfolio and the obligation of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014, and no impairment has been recognized. Restricted securities are not part of the available for sale securities portfolio.

The composition of restricted securities at March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Federal Home Loan Bank stock	$740	$908
Federal Reserve Bank stock	846	846
Community Bankers’ Bank stock	50	50

	$1,636	$1,804

Notes to Consolidated Financial Statements

(unaudited)

Note 3.	Loans

Loans at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Real estate loans:
Construction and land development	$33,876	$34,060
Secured by 1-4 family residential	147,541	141,961
Other real estate loans	142,719	145,968
Commercial and industrial loans	23,381	22,803
Consumer and other loans	12,016	12,301

Total loans	$359,533	$357,093
Allowance for loan losses	(10,283)	(10,644)

Loans, net	$349,250	$346,449

Net deferred loan fees included in the above loan categories were $38 thousand and $18 thousand at March 31, 2014 and December 31, 2013, respectively. Consumer and other loans included $213 thousand and $279 thousand of demand deposit overdrafts at March 31, 2014 and December 31, 2013, respectively.

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

Notes to Consolidated Financial Statements

(unaudited)

The following table provides a summary of loan classes and an aging of past due loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	(in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$1,233	$186	$3,269	$4,688	$29,188	$33,876	$5,676	$—
1-4 family residential	2,329	403	259	2,991	144,550	147,541	1,186	34
Other real estate loans	1,913	1,532	377	3,822	138,897	142,719	4,675	77
Commercial and industrial	169	149	—	318	23,063	23,381	159	—
Consumer and other loans	12	1	—	13	12,003	12,016	—	—

Total	$5,656	$2,271	$3,905	$11,832	$347,701	$359,533	$11,696	$111

	December 31, 2013
	(in thousands)
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$161	$2,852	$3,339	$6,352	$27,708	$34,060	$5,811	$—
1-4 family residential	1,561	316	136	2,013	139,948	141,961	953	27
Other real estate loans	1,077	1,636	74	2,787	143,181	145,968	4,756	—
Commercial and industrial	165	—	22	187	22,616	22,803	144	22
Consumer and other loans	41	5	—	46	12,255	12,301	14	—

Total	$3,005	$4,809	$3,571	$11,385	$345,708	$357,093	$11,678	$49

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

The following tables provide an analysis of the credit risk profile of each loan class as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	(in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$20,371	$3,620	$9,885	$—	$33,876
Secured by 1-4 family residential	135,686	5,393	6,462	—	147,541
Other real estate loans	114,659	11,367	16,693	—	142,719
Commercial and industrial	22,620	226	535	—	23,381
Consumer and other loans	12,016	—	—	—	12,016

Total	$305,352	$20,606	$33,575	$—	$359,533

	December 31, 2013
	(in thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$19,724	$3,500	$10,836	$—	$34,060
Secured by 1-4 family residential	130,048	5,378	6,535	—	141,961
Other real estate loans	118,663	10,227	17,078	—	145,968
Commercial and industrial	21,563	555	685	—	22,803
Consumer and other loans	12,287	—	14	—	12,301

Total	$302,285	$19,660	$35,148	$—	$357,093

Note 4.	Allowance for Loan Losses

Transactions in the allowance for loan losses for the three months ended March 31, 2014 and 2013 and for the year ended December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013	March 31, 2013
	(in thousands)
Balance at beginning of year	$10,644	$13,075	$13,075
Recovery of loan losses	(200)	(425)	(250)
Loan recoveries	78	2,486	209
Loan charge-offs	(239)	(4,492)	(278)

Balance at end of period	$10,283	$10,644	$12,756

Notes to Consolidated Financial Statements

(unaudited)

The following tables present, as of March 31, 2014, December 31, 2013 and March 31, 2013, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology.

	March 31, 2014
	(in thousands)
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2013	$2,710	$2,975	$4,418	$442	$99	$10,644
Charge-offs	—	(71)	—	(36)	(132)	(239)
Recoveries	—	4	1	1	72	78
Provision for (recovery of) loan losses	(458)	42	89	36	91	(200)

Ending Balance, March 31, 2014	$2,252	$2,950	$4,508	$443	$130	$10,283

Ending Balance:
Individually evaluated for impairment	862	126	505	45	—	1,538
Collectively evaluated for impairment	1,390	2,824	4,003	398	130	8,745

Loans:
Ending Balance	33,876	147,541	142,719	23,381	12,016	359,533

Individually evaluated for impairment	6,568	3,468	11,030	172	—	21,238
Collectively evaluated for impairment	27,308	144,073	131,689	23,209	12,016	338,295

	December 31, 2013
	(in thousands)
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2012	$2,481	$3,712	$6,163	$608	$111	$13,075
Charge-offs	(2,962)	(260)	(1,070)	(37)	(163)	(4,492)
Recoveries	—	823	1,304	179	180	2,486
Provision for (recovery of) loan losses	3,191	(1,300)	(1,979)	(308)	(29)	(425)

Ending Balance, December 31, 2013	$2,710	$2,975	$4,418	$442	$99	$10,644

Ending Balance:
Individually evaluated for impairment	882	190	263	44	—	1,379
Collectively evaluated for impairment	1,828	2,785	4,155	398	99	9,265

Loans:
Ending Balance	34,060	141,961	145,968	22,803	12,301	357,093

Individually evaluated for impairment	6,862	3,431	11,143	258	—	21,694
Collectively evaluated for impairment	27,198	138,530	134,825	22,545	12,301	335,399

Notes to Consolidated Financial Statements

(unaudited)

	March 31, 2013
	(in thousands)
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2012	$2,481	$3,712	$6,163	$608	$111	$13,075
Charge-offs	—	(149)	(82)	—	(47)	(278)
Recoveries	—	2	7	139	61	209
Provision for (recovery of) loan losses	(84)	134	(263)	(4)	(33)	(250)

Ending Balance, March 31, 2013	$2,397	$3,699	$5,825	$743	$92	$12,756

Ending Balance:
Individually evaluated for impairment	604	156	903	261	—	1,924
Collectively evaluated for impairment	1,793	3,543	4,922	482	92	10,832

Loans:
Ending Balance	45,783	143,765	162,742	22,743	7,306	382,339

Individually evaluated for impairment	6,098	2,959	7,654	2,509	—	19,220
Collectively evaluated for impairment	39,685	140,806	155,088	20,234	7,306	363,119

Impaired loans and the related allowance at March 31, 2014, December 31, 2013 and March 31, 2013, were as follows:

	March 31, 2014
	(in thousands)
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$8,864	$4,018	$2,550	$6,568	$862	$6,684	$11
Secured by 1-4 family	4,391	2,932	536	3,468	126	3,313	31
Other real estate loans	12,346	9,139	1,891	11,030	505	11,082	79
Commercial and industrial	176	13	159	172	45	200	—
Consumer and other loans	—	—	—	—	—	—	—

Total	$25,777	$16,102	$5,136	$21,238	$1,538	$21,279	$121

Notes to Consolidated Financial Statements

(unaudited)

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

As of March 31, 2014, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $2.2 million. At March 31, 2014, $986 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $1.9 million in TDRs at December 31, 2013, $829 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There was one new other real estate loan modified under a TDR during the three month period ended March 31, 2014. The recorded investment for this loan prior to the modification totaled $283 thousand and the recorded investment after the modification totaled $344 thousand. There were no loans modified under TDRs during the three month period ended March 31, 2013.

For the three months ended March 31, 2014 and 2013, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due during the twelve month period subsequent to the modification.

Notes to Consolidated Financial Statements

(unaudited)

Note 5.	Other Real Estate Owned (OREO)

At March 31, 2014 and December 31, 2013, OREO totaled $3.0 million. OREO is primarily comprised of residential lots, raw land, non-residential properties and residential properties, and are located primarily in the Commonwealth of Virginia. Changes in the balance for OREO are as follows:

	For the three months ended March 31, 2014	For the year ended December 31, 2013
	(in thousands)
Balance at the beginning of year, gross	$4,695	$7,764
Transfers in	—	2,036
Charge-offs	(2)	(1,564)
Sales proceeds	(16)	(3,618)
Gain on disposition	1	80
Depreciation	—	(3)
Balance at the end of period, gross	$4,678	$4,695
Less: valuation allowance	(1,686)	(1,665)

Balance at the end of period, net	$2,992	$3,030

Changes in the allowance for OREO losses are as follows:

	For the three months ended		For the year ended
	March 31,	March 31,	December 31,
	2014	2013	2013
	(in thousands)
Balance at beginning of year	$1,665	$2,174	$2,174
Provision for losses	23	174	1,055
Transfer in	—	63	—
Charge-offs, net	(2)	(191)	(1,564)

Balance at end of period	$1,686	$2,220	$1,665

Net expenses applicable to OREO, other than the provision for losses, were $9 thousand and $49 thousand for the three months ended March 31, 2014 and 2013, respectively and $150 thousand for the year ended December 31, 2013.

Note 6.	Other Borrowings

The Bank had unused lines of credit totaling $110.5 million and $108.4 million available with non-affiliated banks at March 31, 2014 and December 31, 2013, respectively. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $70.5 million at March 31, 2014.

At March 31, 2014 and December 31, 2013, the Bank had borrowings from the FHLB system totaling $6.0 million which mature through December 28, 2018. The interest rate on these notes payable ranged from 1.78% to 2.04% and the weighted average rate was 1.91%. The Bank also had a letter of credit from the FHLB totaling $25.0 million at March 31, 2014 and December 31, 2013. The Bank had collateral pledged on these borrowings and letter of credit at March 31, 2014 and December 31, 2013 including real estate loans totaling $71.3 million and $78.6 million, respectively, and Federal Home Loan Bank stock with a book value of $740 thousand and $908 thousand, respectively.

At March 31, 2014 and December 31, 2013, the Bank had a note payable totaling $46 and $52 thousand, respectively, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Notes to Consolidated Financial Statements

(unaudited)

Note 7.	Capital Requirements

A comparison of the capital of the Company and the Bank at March 31, 2014 and December 31, 2013 with the minimum regulatory guidelines were as follows:

					Minimum
			(dollars in thousands)		To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014:
Total Capital (to Risk Weighted Assets):
Consolidated	$67,687	18.49%	$29,285	8.00%	N/A	N/A
First Bank	$63,041	16.99%	$29,253	8.00%	$36,566	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$63,041	17.22%	$14,643	4.00%	N/A	N/A
First Bank	$57,470	15.72%	$14,626	4.00%	$21,939	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$63,041	12.05%	$20,931	4.00%	N/A	N/A
First Bank	$57,470	10.99%	$20,917	4.00%	$26,146	5.00%

December 31, 2013:
Total Capital (to Risk Weighted Assets):
Consolidated	$66,437	18.21%	$29,193	8.00%	N/A	N/A
First Bank	$60,578	16.62%	$29,160	8.00%	$36,450	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$61,800	16.94%	$14,597	4.00%	N/A	N/A
First Bank	$55,947	15.35%	$14,580	4.00%	$21,870	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$61,800	11.75%	$21,047	4.00%	N/A	N/A
First Bank	$55,947	10.68%	$20,948	4.00%	$26,184	5.00%

Note 8.	Trust Preferred Capital Notes

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2014 and December 31, 2013 was 2.83% and 2.84%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the trust preferred securities.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2014 and December 31, 2013 was 1.85%. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the trust preferred securities.

Notes to Consolidated Financial Statements

(unaudited)

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2014 and December 31, 2013, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three months ended March 31, 2014 and 2013 were as follows:

	For the three months ended March 31,
	2014	2013
	(in thousands)
Service cost	$87	$118
Interest cost	67	70
Expected return on plan assets	(79)	(76)
Amortization of net loss	—	27

Net periodic benefit cost	$75	$139

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013, that it expected to make no contribution to its pension plan during the year ended December 31, 2014. There was no minimum annual contribution required.

In addition to the defined benefit pension plan, the Company maintains a 401(k) plan and an employee stock ownership plan (ESOP) for eligible employees. See Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information about the Company’s benefit plans.

Note 10.	Earnings per Common Share

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. The average number of common shares outstanding used to calculate basic and diluted earnings per common share were 4,901,464 for the three months ended March 31, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements

(unaudited)

Note 11.	Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the “Fair Value Measurement and Disclosures” topic of FASB ASC, the fair value of an instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

		Fair Value Measurements at March 31, 2014 (in thousands)
Description	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$88,100	$—	$88,100	$—
Obligations of states and political subdivisions	22,454	—	22,454	—
Corporate equity securities	7	7	—	—

	$110,561	$7	$110,554	$—

		Fair Value Measurements at December 31, 2013 (in thousands)
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$84,897	$—	$84,897	$—
Obligations of states and political subdivisions	18,399	—	18,399	—
Corporate equity securities	5	5	—	—

	$103,301	$5	$103,296	$—

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods:

		Fair Value Measurements at March 31, 2014 (in thousands)
Description	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans, net	$3,598	$—	$—	$3,598
Other real estate owned, net	2,992	—	—	2,992

		Fair Value Measurements at December 31, 2013 (in thousands)
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans, net	$3,972	$—	$—	$3,972
Other real estate owned, net	3,030	—	—	3,030

Notes to Consolidated Financial Statements

(unaudited)

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2014 (dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted- Average)
Assets
Impaired loans	$3,598	Property appraisals	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0-41% (8%)

Other real estate owned	$2,992	Property appraisals	Selling cost	7%

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

Restricted Securities

The carrying value of restricted securities approximates fair value based on redemption.

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2014 and December 31, 2013, fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013 are as follows:

	(in thousands)
	Fair Value Measurements at March 31, 2014 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$34,123	$34,123	$—	$—	$34,123
Securities	110,561	7	110,554	—	110,561
Restricted securities	1,636	—	1,636	—	1,636
Loans, net	349,250	—	—	356,181	356,181
Bank owned life insurance	11,052	—	11,052	—	11,052
Accrued interest receivable	1,305	—	1,305	—	1,305

Financial Liabilities
Deposits	$461,689	$—	$341,538	$120,569	$462,107
Other borrowings	6,046	—	—	6,103	6,103
Trust preferred capital notes	9,279	—	—	10,251	10,251
Accrued interest payable	160	—	160	—	160

Notes to Consolidated Financial Statements

(unaudited)

	(in thousands)
	Fair Value Measurements at December 31, 2013 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$31,508	$31,508	$—	$—	$31,508
Securities	103,301	5	103,296	—	103,301
Restricted securities	1,804	—	1,804	—	1,804
Loans, net	346,449	—	—	353,874	353,874
Bank owned life insurance	10,978	—	10,978	—	10,978
Accrued interest receivable	1,302	—	1,302	—	1,302

Financial Liabilities
Deposits	$450,711	$—	$326,955	$124,422	$451,377
Other borrowings	6,052	—	—	6,095	6,095
Trust preferred capital notes	9,279	—	—	9,399	9,399
Accrued interest payable	177	—	177	—	177

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

The Company has (i) 13,900 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a par value of $1.25 per share and liquidation preference of $1,000 per share (the Preferred Stock) and (ii) 695 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a par value of $1.25 per share and liquidation preference of $1,000 per share (the Warrant Preferred Stock). The Preferred Stock pays cumulative dividends at a rate of 5% per annum until May 14, 2014, and thereafter at a rate of 9% per annum. The Warrant Preferred Stock pays cumulative dividends at a rate of 9% per annum from the date of issuance. The discount on the Preferred Stock is amortized over a five year period using the constant effective yield method.

Notes to Consolidated Financial Statements

(unaudited)

Note 13.	Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss were as follows:

	(in thousands)
	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss

Balance at December 31, 2012	$1,770	$(2,629)	$(859)
Other comprehensive loss before reclassifications	(132)	—	(132)
Deferred tax adjustment	—	—	—

Change during period	(132)	—	(132)

Balance at March 31, 2013	$1,638	$(2,629)	$(991)

Balance at December 31, 2013	$(1,129)	$(175)	$(1,304)
Other comprehensive income before reclassifications	682	—	682
Deferred tax adjustment	(232)	—	(232)

Change during period	450	—	450

Balance at March 31, 2014	$(679)	$(175)	$(854)

For the three month periods ended March 31, 2014 and 2013, no amounts were reclassified from accumulated other comprehensive loss.

Note 14.	Subsequent Events

On May 7, 2014, the Board of Directors of First National Corporation declared a quarterly dividend of $0.025 per common share, which is payable on June 20, 2014 to shareholders of record as of June 6, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	adverse economic conditions in the market area and the impact on credit quality and risks inherent in the loan portfolio such as repayment risk and fluctuating collateral values;

•	additional future losses if our levels of non-performing assets do not moderate and if the proceeds we receive upon liquidation of assets are less than the carrying value of such assets;

•	further increases of non-performing assets may reduce interest income and increase net charge-offs, provision for loan losses, and operating expenses;

•	the adequacy of the allowance for loan losses related to specific reserves on impaired loans, and changes in factors considered such as general economic and business conditions in the market area and overall asset quality;

•	the adequacy of the valuation allowance for other real estate owned related to changes in economic conditions and local real estate activity;

•	loss or retirement of key executives;

•	the ability to compete effectively in the highly competitive banking industry;

•	legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses that the Company is engaged in;

•	the ability to implement various technologies into operations may impact the Company’s ability to operate profitably;

•	the ability of the Company to implement its disaster recovery plan in the event of a natural or other disaster;

•	losses that could arise from breaches in cyber-security;

•	the ability to raise capital as needed;

•	increases in FDIC insurance premiums could adversely affect the Company’s profitability;

•	the ability to retain customers and secondary funding sources if the Bank’s reputation would become damaged;

•	the reliance on secondary sources, such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet liquidity needs;

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Bank’s customers’ ability to repay loans; and

•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2013.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at March 31, 2014 and results of operations of the Company for the three month periods ended March 31, 2014 and 2013 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2013. The results of operations for the three month period ended March 31, 2014 may not be indicative of the results to be achieved for the year.

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

The Bank’s wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, estate settlement, 401(k) and benefit plans. The Bank offers financial planning and brokerage services for its customers through its investment division, First Financial Advisors.

The Bank’s products and services are provided through 10 branch offices, 1 customer service center, 26 ATMs and its website, www.fbvirginia.com. The Bank operates six of its offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, deposit, and wealth management personnel to be readily available to serve customers throughout the Bank’s market area. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2013.

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

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the three month period ended March 31, 2014 was salaries and employee benefits, comprising 54% of noninterest expenses, followed by occupancy and equipment expense, comprising 13% of noninterest expenses.

Financial Performance

For the three months ended March 31, 2014, net income totaled $1.1 million compared to $983 thousand for the same period in 2013. After the effective dividend on preferred stock, net income available to common shareholders was $926 thousand, or $0.19 per basic and diluted share, compared to $757 thousand, or $0.15 per basic and diluted share, for the same period in 2013. Return on average assets and return on average equity were 0.88% and 8.53%, respectively, for the first quarter of 2014 compared to 0.75% and 8.84% for the same quarter in 2013.

Net interest income totaled $4.4 million for the first quarter of 2014, compared to $4.6 million for the same period one year ago. The net interest margin was 3.72% for the first quarter of 2014 compared to 3.80% for the same period in 2013. The Bank recorded a recovery of loan losses of $200 thousand during the first quarter, compared to a recovery of loan losses of $250 thousand for the same quarter in 2013. Noninterest income increased $118 thousand, or 8%, to $1.6 million compared to $1.5 million for the same period of 2013, primarily from an increase in revenue from service charges on deposit accounts and an increase in wealth management fees. Noninterest expense decreased $497 thousand, or 10%, to $4.6 million for the quarter compared to $5.1 million for the same period in 2013. The decrease in expenses was primarily attributable to the Company’s efforts to diligently manage operating expenses combined with a one-time charge in the first quarter of 2013 related to a termination of a land lease.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding OREO expense and loss on disposal of premises and equipment, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding securities gains and losses. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the table below.

	Efficiency Ratio (in thousands)
	For the three months ended
	March 31, 2014	March 31, 2013
Noninterest expense	$4,613	$5,110
Less: other real estate owned expense, net	31	107
Less: loss on disposal of premises and equipment, net	—	205

	$4,582	$4,798

Tax-equivalent net interest income	$4,504	$4,667
Noninterest income	1,616	1,498

	$6,120	$6,165

Efficiency ratio	74.87%	77.83%

This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2014 and 2013 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income (in thousands)
	For the three months ended
	March 31, 2014	March 31, 2013
GAAP measures:
Interest income—loans	$4,215	$4,933
Interest income—investments and other	694	474
Interest expense—deposits	(400)	(706)
Interest expense—other borrowings	(29)	(29)
Interest expense— trust preferred capital notes	(54)	(56)

Total net interest income	$4,426	$4,616

Non-GAAP measures:
Tax benefit realized on non-taxable interest income—loans	$29	$14
Tax benefit realized on non-taxable interest income—municipal securities	49	37

Total tax benefit realized on non-taxable interest income	$78	$51

Total tax-equivalent net interest income	$4,504	$4,667

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

The Bank performs regular credit reviews of the loan portfolio to review credit quality and adherence to underwriting standards. The credit reviews consist of reviews by its internal credit administration department and reviews performed by an independent third party. Upon origination, each loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is our primary credit quality indicator. The Bank has various committees that review and ensure that the allowance for loans losses methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.

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

The general component covers loans that are not considered impaired and is based on historical loss experience adjusted for qualitative factors. The historical loss experience is calculated by loan type and uses an average loss rate during the preceding twelve quarters. The qualitative factors are assigned by management based on delinquencies and asset quality, national and local economic trends, effects of the changes in the value of underlying collateral, trends in volume and nature of loans, effects of changes in lending policy, the experience and depth of management, concentrations of credit, quality of the loan review system and the effect of external factors such as competition and regulatory requirements. The factors assigned differ by loan type. The general allowance estimates losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. For further information regarding the allowance for loan losses see Note 4 to the Consolidated Financial Statements.

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

In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified. The Company’s positive evidence considered was sufficient to overcome the negative evidence and as a result, a valuation allowance on deferred income tax assets was not warranted as of March 31, 2014.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At March 31, 2014, commitments to extend credit and stand-by letters of credit totaled $69.0 million.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings and trust preferred securities. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for loan losses, noninterest income, noninterest expense and income tax expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts; revenue from wealth management services; ATM and check card income; revenue from other customer services; income from bank owned life insurance; general and administrative expenses and other real estate owned expenses.

Net Interest Income

Net interest income totaled $4.4 million for the first quarter of 2014, which was a 4% decrease when compared to the same period a year ago. The net interest margin decreased to 3.72% from 3.80%, primarily from a decline in the interest-earning asset yield when comparing the periods. The interest-earning asset yield decreased in the first quarter of 2014 from a lower yielding loan portfolio compared to 2013 from new loans originated at lower rates, and also from a change in the earning asset mix as gross loan balances were lower and securities balances were higher when comparing the periods. During the first quarter, this change in earning asset mix did not continue when compared to December 31, 2013. Gross loan balances increased $2.4 million to $359.5 million at March 31, 2014 from $357.1 million at December 31, 2013.

Provision for Loan Losses

The Bank recorded a recovery of loan losses of $200 thousand during the first quarter, which resulted in a total allowance for loan losses of $10.3 million or 2.86% of total loans at March 31, 2014. The recovery of loan losses was primarily a result of a decrease in the general allocation from an improvement in the historical loss experience. This compared to a recovery of loan losses of $250 thousand and an allowance for loan losses of $12.8 million, or 3.34% of total loans, at the end of the same quarter in 2013.

Noninterest Income

Noninterest income increased $118 thousand or 8% to $1.6 million compared to $1.5 million for the same period in 2013. Revenue from service charges on deposit accounts increased $171 thousand, or 37%, to $630 thousand compared to $459 thousand for the same period in 2013, primarily from overdraft fee income. Wealth management fees increased $32 thousand, or 7%, to $484 thousand compared to $452 for the same period in 2013. The increase in wealth management fees resulted primarily from higher balances of assets under management during the first quarter of 2014.

Noninterest Expense

Noninterest expense decreased $497 thousand, or 10%, to $4.6 million for the first quarter compared to $5.1 million for the same period in 2013. Net loss on disposal of premises and equipment decreased $203 thousand when comparing the first quarter of 2014 to the same period in 2013. During the first quarter of 2013, the Company recorded a loss on disposal of premises and equipment totaling $209 thousand that resulted from the Company’s decision to terminate a land lease for branch expansion. FDIC assessment decreased $169 thousand primarily as a result of an adjustment to the prepaid FDIC assessment balance in the first quarter of 2013. Salaries and employee benefits and occupancy expense decreased $125 thousand and $63 thousand, respectively, when comparing the periods, which resulted from the Company’s efforts to improve efficiency.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three month periods ended March 31, 2014 and 2013. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 10 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Financial Condition

General

Total assets increased $11.7 million, or 2%, to $534.6 million at March 31, 2014 compared to $522.9 million at December 31, 2013. The Company’s wealth management division had assets under management of $289.4 million at March 31, 2014 compared to $284.7 million at December 31, 2013. Assets managed by the wealth management division are not reflected on the Company’s consolidated balance sheet.

Loans

Loans, net of the allowance for loan losses, totaled $349.3 million at March 31, 2014, an increase of $2.8 million or 1% from $346.5 million at December 31, 2013. Although the Company believes loan demand remained relatively low in its market area, loan origination amounts increased during the first quarter resulting in loan growth compared to December 31, 2013.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $21.2 million and $21.7 million at March 31, 2014 and December 31, 2013, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $2.2 million and $1.9 million in loans classified as TDRs as of March 31, 2014 and December 31, 2013, respectively.

Asset Quality

Management classifies as non-performing assets non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank had $3.0 million in OREO, net of the valuation allowance, at March 31, 2014 and December 31, 2013. The valuation allowance for other real estate owned totaled $1.7 million at March 31, 2014 and December 31, 2013.

Non-performing assets were $14.7 million at March 31, 2014 and December 31, 2013, representing 2.75% and 2.81% of total assets, respectively. Non-performing assets included $11.7 million in non-accrual loans and $3.0 million in OREO, net of the valuation allowance at March 31, 2014 and December 31, 2013.

The levels of non-performing assets at March 31, 2014 and December 31, 2013 were primarily attributable to weak local economic conditions that negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in real estate development and commercial and residential real estate. At March 31, 2014, 54% of non-performing assets related to construction and land development loans, 32% related to commercial real estate loans, 10% related to residential real estate loans, 3% related to properties originally acquired for branch expansion no longer intended to be used for that purpose and 1% related to commercial and industrial loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $21.9 million and $23.5 million at March 31, 2014 and December 31, 2013, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $10.3 million at March 31, 2014 and $10.6 million at December 31, 2013, representing 2.86% and 2.98% of total loans, respectively. The decrease in the allowance was primarily a result of a decrease in the general allocation from an improvement in the historical loss experience.

Impaired loans totaled $21.2 million and $21.7 million at March 31, 2014 and December 31, 2013, respectively. The related allowance for loan losses provided for these loans totaled $1.5 million and $1.4 million at March 31, 2014 and December 31, 2013, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2014 and the year ended December 31, 2013 was $21.3 million and $16.0 million, respectively. Included in the impaired loans total at March 31, 2014 are loans classified as TDRs totaling $2.2 million. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of March 31, 2014, $986 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover losses inherent within the loan portfolio. For each period presented, the provision for loan losses charged to expense was based on management’s judgment after taking into consideration all factors connected with the collectability of the existing portfolio. Management considers economic conditions, historical loss factors, past due percentages, internally generated loan quality reports and other relevant factors when evaluating the loan portfolio. There can be no assurance, however, that an additional provision for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers. For further discussion regarding the allowance for loan losses, see “Critical Accounting Policies”.

Securities

Securities at March 31, 2014 totaled $110.6 million, an increase of $7.3 million or 7% from $103.3 million at December 31, 2013. The increase in securities resulted from an increase in deposit balances during the first quarter. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of March 31, 2014, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios. Gross unrealized gains in the securities portfolio totaled $1.2 million and $1.0 million at March 31, 2014 and December 31, 2013, respectively. Gross unrealized losses totaled $2.2 million and $2.7 million at March 31, 2014 and December 31, 2013, respectively. Investments in an unrealized loss position were considered temporarily impaired at March 31, 2014 and December 31, 2013. The change in the unrealized gains and losses of investment securities from December 31, 2013 to March 31, 2014 was related to changes in market interest rates.

Deposits

Deposits totaled $461.7 million at March 31, 2014, an increase of $11.0 million from $450.7 million at December 31, 2013. Non-interest bearing demand deposits increased $8.9 million or 10% to $101.8 million during the first three months of 2014 from $92.9 million at December 31, 2013. Savings and interest-bearing demand deposits increased $5.6 million or 2% to $239.7 million at March 31, 2014 compared to $234.1 million at December 31, 2013. Time deposits, which include brokered deposits, decreased $3.6 million or 3% during the first three months of 2014 to $120.2 million compared to $123.8 million at December 31, 2013.

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

At March 31, 2014, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $108.5 million. At March 31, 2014, 20% or $73.5 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $110.5 million at March 31, 2014, which included $70.5 million available from FHLB, $37.0 million of unsecured federal funds lines of credit with other correspondent banks and $3.0 million available through the Federal Reserve Discount Window.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 18.49% at March 31, 2014 and a ratio of Tier 1 capital to risk-weighted assets of 17.22%. The Bank had a ratio of total capital to risk-weighted assets of 16.99% and a ratio of Tier 1 capital to risk-weighted assets of 15.72% at March 31, 2014. All of these exceed the capital requirements adopted by the federal regulatory agencies.

Under present regulations, trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2014 and December 31, 2013, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital. The Company is current on the interest payments on its trust preferred capital notes.

The Company’s Preferred Stock includes Series A Preferred Stock which pays a dividend of 5% per annum until May 14, 2014 and 9% thereafter, and Series B Preferred Stock which pays a dividend of 9% per annum. The Company is current on its dividend payments on each series of preferred stock.

On May 7, 2014, the Board of Directors of First National Corporation declared a quarterly dividend of $0.025 per common share, which is payable on June 20, 2014 to shareholders of record as of June 6, 2014.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Commitments to extend credit, which amounted to $62.0 million at March 31, 2014, and $59.1 million at December 31, 2013, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2014 and December 31, 2013, the Bank had $7.0 million and $7.6 million in outstanding standby letters of credit, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

3.1	By-laws of First National Corporation (as restated in electronic format as of February 12, 2014), attached as Exhibit 3.1 to the Current Report on Form 8-K filed February 18, 2014 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION

(Registrant)

/s/ Scott C. Harvard	May 12, 2014
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	May 12, 2014
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

3.1	By-laws of First National Corporation (as restated in electronic format as of February 12, 2014), attached as Exhibit 3.1 to the Current Report on Form 8-K filed February 18, 2014 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.