Form 10-Q
period 2014-06-30
FIRST NATIONAL CORP /VA/
filed 2014-08-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2014, 4,902,582 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except per share data)

	(unaudited) June 30, 2014	December 31, 2013
Assets
Cash and due from banks	$6,587	$5,767
Interest-bearing deposits in banks	12,735	25,741
Securities available for sale, at fair value	108,884	103,301
Restricted securities, at cost	1,636	1,804
Loans, net of allowance for loan losses, 2014, $10,006; 2013, $10,644	357,484	346,449
Other real estate owned, net of valuation allowance, 2014, $1,588; 2013, $1,665	2,221	3,030
Premises and equipment, net	16,305	16,642
Accrued interest receivable	1,258	1,302
Bank owned life insurance	11,141	10,978
Other assets	7,072	7,876

Total assets	$525,323	$522,890

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$99,396	$92,901
Savings and interest-bearing demand deposits	235,929	234,054
Time deposits	115,873	123,756

Total deposits	$451,198	$450,711
Other borrowings	6,039	6,052
Trust preferred capital notes	9,279	9,279
Accrued interest and other liabilities	2,151	3,288

Total liabilities	$468,667	$469,330

Shareholders’ Equity
Preferred stock, $1,000 per share liquidation preference; authorized 1,000,000 shares; 14,595 shares issued and outstanding, net of discount	$14,595	$14,564
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2014, 4,902,582 shares; 2013, 4,901,464 shares	6,128	6,127
Surplus	6,821	6,813
Retained earnings	29,516	27,360
Accumulated other comprehensive loss, net	(404)	(1,304)

Total shareholders’ equity	$56,656	$53,560

Total liabilities and shareholders’ equity	$525,323	$522,890

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended June 30, 2014 and 2013

(in thousands, except per share data)

	(unaudited)	(unaudited)
	June 30, 2014	June 30, 2013
Interest and Dividend Income
Interest and fees on loans	$4,403	$4,816
Interest on deposits in banks	14	17
Interest and dividends on securities available for sale:
Taxable interest	562	443
Tax-exempt interest	95	76
Dividends	21	19

Total interest and dividend income	$5,095	$5,371

Interest Expense
Interest on deposits	$372	$632
Interest on trust preferred capital notes	54	55
Interest on other borrowings	30	30

Total interest expense	$456	$717

Net interest income	$4,639	$4,654
Provision for (recovery of) loan losses	(400)	2,500

Net interest income after provision for (recovery of) loan losses	$5,039	$2,154

Noninterest Income
Service charges on deposit accounts	$643	$464
ATM and check card fees	365	365
Wealth management fees	472	375
Fees for other customer services	126	128
Net gains on sale of loans	—	65
Net gains on sale of securities available for sale	22	—
Other operating income	97	640

Total noninterest income	$1,725	$2,037

Noninterest Expense
Salaries and employee benefits	$2,554	$2,443
Occupancy	278	296
Equipment	295	288
Marketing	126	113
Stationery and supplies	94	81
Legal and professional fees	247	219
ATM and check card fees	163	168
FDIC assessment	122	180
Bank franchise tax	105	70
Other real estate owned, net	(70)	376
Telecommunications	73	78
Data processing	134	95
Loss on disposal of premises and equipment	—	3
Other operating expense	427	350

Total noninterest expense	$4,548	$4,760

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Three months ended June 30, 2014 and 2013

(in thousands, except per share data)

	(unaudited)	(unaudited)
	June 30, 2014	June 30, 2013

Income (loss) before income taxes	$2,216	$(569)
Income tax expense (benefit)	674	(830)

Net income	$1,542	$261

Effective dividend and accretion on preferred stock	261	230

Net income available to common shareholders	$1,281	$31

Earnings per common share, basic and diluted	$0.26	$0.01

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Six months ended June 30, 2014 and 2013

(in thousands, except per share data)

	(unaudited) June 30, 2014	(unaudited) June 30, 2013
Interest and Dividend Income
Interest and fees on loans	$8,618	$9,749
Interest on deposits in banks	30	27
Interest and dividends on securities available for sale:
Taxable interest	1,124	815
Tax-exempt interest	190	149
Dividends	42	38

Total interest and dividend income	$10,004	$10,778

Interest Expense
Interest on deposits	$772	$1,338
Interest on trust preferred capital notes	108	111
Interest on other borrowings	59	59

Total interest expense	$939	$1,508

Net interest income	$9,065	$9,270
Provision for (recovery of) loan losses	(600)	2,250

Net interest income after provision for (recovery of) loan losses	$9,665	$7,020

Noninterest Income
Service charges on deposit accounts	$1,273	$923
ATM and check card fees	700	698
Wealth management fees	956	827
Fees for other customer services	213	216
Net gains on sale of loans	—	124
Net gains on sale of securities available for sale	22	—
Other operating income	177	747

Total noninterest income	$3,341	$3,535

Noninterest Expense
Salaries and employee benefits	$5,063	$5,077
Occupancy	593	674
Equipment	599	587
Marketing	235	223
Stationery and supplies	174	156
Legal and professional fees	449	398
ATM and check card fees	326	326
FDIC assessment	294	521
Bank franchise tax	199	138
Other real estate owned, net	(39)	483
Telecommunications	144	140
Data processing	249	178
Loss on disposal of premises and equipment	2	3
Loss on land lease termination	—	206
Other operating expense	873	760

Total noninterest expense	$9,161	$9,870

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Six months ended June 30, 2014 and 2013

(in thousands, except per share data)

	(unaudited) June 30, 2014	(unaudited) June 30, 2013

Income before income taxes	$3,845	$685
Income tax expense (benefit)	1,157	(559)

Net income	$2,688	$1,244

Effective dividend and accretion on preferred stock	481	455

Net income available to common shareholders	$2,207	$789

Earnings per common share, basic and diluted	$0.45	$0.16

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

Three months ended June 30, 2014 and 2013

(in thousands)

	(unaudited) June 30, 2014	(unaudited) June 30, 2013

Net income	$1,542	$261
Other comprehensive income (loss), net of tax,
Unrealized holding gains (losses) on available for sale securities, net of tax $239 and $0, respectively	465	(2,561)
Reclassification adjustment for gains included in net income, net of tax ($7) and $0, respectively	(15)	—

Total other comprehensive income (loss)	450	(2,561)

Total comprehensive income (loss)	$1,992	$(2,300)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

Six months ended June 30, 2014 and 2013

(in thousands)

	(unaudited) June 30, 2014	(unaudited) June 30, 2013

Net income	$2,688	$1,244
Other comprehensive income (loss), net of tax,
Unrealized holding gains (losses) on available for sale securities, net of tax $471 and $0, respectively	915	(2,693)
Reclassification adjustment for gains included in net income, net of tax ($7) and $0, respectively	(15)	—

Total other comprehensive income (loss)	900	(2,693)

Total comprehensive income (loss)	$3,588	$(1,449)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Six months ended June 30, 2014 and 2013

(in thousands)

	(unaudited) June 30, 2014		(unaudited) June 30, 2013
Cash Flows from Operating Activities
Net income	$2,688		$1,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	494		492
Origination of loans held for sale	—		(2,567)
Proceeds from sale of loans held for sale	—		3,194
Net gains on sales of loans held for sale	—		(124)
Provision for (recovery of) loan losses	(600)		2,250
Provision for other real estate owned	86		448
Net gains on sale of securities available for sale Net gains on sale of other real estate owned	(22 (160	) )	— (64)
Losses on disposal of premises and equipment	2		3
Income from bank owned life insurance	(163)		(130)
Accretion of discounts and amortization of premiums on securities, net	322		504
Changes in assets and liabilities:
Decrease in interest receivable	44		34
(Increase) decrease in other assets	342		(766)
Increase (decrease) in other liabilities	(1,137)		841

Net cash provided by operating activities	$1,896		$5,359

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$3,453		$1,850
Proceeds from maturities, calls, and principal payments of securities available for sale	6,247		13,461
Purchase of securities available for sale	(14,219)		(34,216)
Proceeds from redemption of restricted securities	168		169
Purchase of premises and equipment	(160)		(122)
Proceeds from sale of other real estate owned	1,021		1,927
Net (increase) decrease in loans	(10,574)		3,043

Net cash used in investing activities	$(14,064)		$(13,888)

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$8,370		$17,990
Net decrease in time deposits	(7,883)		(8,949)
Principal payments on other borrowings	(13)		(12)
Cash dividends paid on preferred stock	(379)		(379)
Cash dividends paid on common stock, net of reinvestment	(113)		—

Net cash provided by (used in) financing activities	$(18)		$8,650

Increase (decrease) in cash and cash equivalents	$(12,186)		$121

Cash and Cash Equivalents
Beginning	$31,508		$31,028

Ending	$19,322		$31,149

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Six months ended June 30, 2014 and 2013

(in thousands, except per share data)

	(unaudited) June 30, 2014	(unaudited) June 30, 2013
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$965	$1,540

Income Taxes	$321	$310

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains (losses) on securities available for sale	$1,364	$(2,693)

Transfer from loans to other real estate owned	$139	$191

Transfer from premises and equipment to other real estate owned	$—	$224

Transfer from other assets to other real estate owned	$—	$452

Issuance of common stock, dividend reinvestment plan	$9	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2014 and 2013

(in thousands)

(unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2012	$14,409	$6,127	$6,813	$18,399	$(859)	$44,889
Net income	—	—	—	1,244	—	1,244
Other comprehensive loss	—	—	—	—	(2,693)	(2,693)
Cash dividends on preferred stock	—	—	—	(379)	—	(379)
Accretion of preferred stock discount	76	—	—	(76)	—	—

Balance, June 30, 2013	$14,485	$6,127	$6,813	$19,188	$(3,552)	$43,061

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2013	$14,564	$6,127	$6,813	$27,360	$(1,304)	$53,560
Net income	—	—	—	2,688	—	2,688
Other comprehensive income	—	—	—	—	900	900
Cash dividends on common stock ($0.025 per share)	—	—	—	(122)	—	(122)
Issuance of 1,118 shares common stock, dividend reinvestment plan	—	1	8	—	—	9
Cash dividends on preferred stock	—	—	—	(379)	—	(379)
Accretion of preferred stock discount	31	—	—	(31)	—	—

Balance, June 30, 2014	$14,595	$6,128	$6,821	$29,516	$(404)	$56,656

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1.	General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2014 and December 31, 2013, the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 and the cash flows and changes in shareholders’ equity for the six months ended June 30, 2014 and 2013. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Notes to Consolidated Financial Statements

(unaudited)

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Company does not expect the adoption of ASU 2014-11 to have an impact on its consolidated financial statements.

Notes to Consolidated Financial Statements

(unaudited)

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718)”, should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

Note 2.	Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. Amortized costs and fair values of securities available for sale at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$87,515	$961	$(1,410)	$87,066
Obligations of states and political subdivisions	21,716	374	(278)	21,812
Corporate equity securities	1	5	—	6

	$109,232	$1,340	$(1,688)	$108,884

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$86,365	$670	$(2,138)	$84,897
Obligations of states and political subdivisions	18,647	350	(598)	18,399
Corporate equity securities	1	4	—	5

	$105,013	$1,024	$(2,736)	$103,301

At June 30, 2014 and December 31, 2013, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	June 30, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$16,702	$(255)	$36,372	$(1,155)	$53,074	$(1,410)
Obligations of states and political subdivisions	2,795	(21)	6,999	(257)	9,794	(278)

	$19,497	$(276)	$43,371	$(1,412)	$62,868	$(1,688)

Notes to Consolidated Financial Statements

(unaudited)

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$49,810	$(1,755)	$10,180	$(383)	$59,990	$(2,138)
Obligations of states and political subdivisions	7,165	(422)	2,663	(176)	9,828	(598)

	$56,975	$(2,177)	$12,843	$(559)	$69,818	$(2,736)

The tables above provide information about securities that have been in an unrealized loss position for less than twelve consecutive months and securities that have been in an unrealized loss position for twelve consecutive months or more. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Impairment is considered to be other-than-temporary if the Company (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis. Presently, the Company does not intend to sell any of these securities, does not expect to be required to sell these securities, and expects to recover the entire amortized cost of all the securities.

At June 30, 2014, there were thirty-three U.S. agency and mortgage-backed securities and eighteen obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.2 years at June 30, 2014. At December 31, 2013, there were forty U.S. agency and mortgage-backed securities and twenty-one obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2013. The weighted-average re-pricing term of the portfolio was 4.5 years at December 31, 2013. The unrealized losses at June 30, 2014 in the U.S. agency and mortgage-backed securities portfolio and the obligation of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014, and no impairment has been recognized. Restricted securities are not part of the available for sale securities portfolio.

The composition of restricted securities at June 30, 2014 and December 31, 2013 was as follows (in thousands):

	June 30, 2014	December 31, 2013
Federal Home Loan Bank stock	$740	$908
Federal Reserve Bank stock	846	846
Community Bankers’ Bank stock	50	50

	$1,636	$1,804

Notes to Consolidated Financial Statements

(unaudited)

Note 3.	Loans

Loans at June 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Real estate loans:
Construction and land development	$32,795	$34,060
Secured by 1-4 family residential	151,043	141,961
Other real estate loans	146,483	145,968
Commercial and industrial loans	24,797	22,803
Consumer and other loans	12,372	12,301

Total loans	$367,490	$357,093
Allowance for loan losses	(10,006)	(10,644)

Loans, net	$357,484	$346,449

Net deferred loan fees included in the above loan categories were $79 thousand and $18 thousand at June 30, 2014 and December 31, 2013, respectively. Consumer and other loans included $229 thousand and $279 thousand of demand deposit overdrafts at June 30, 2014 and December 31, 2013, respectively.

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

Notes to Consolidated Financial Statements

(unaudited)

The following table provides a summary of loan classes and an aging of past due loans as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$2,277	$72	$3,454	$5,803	$26,992	$32,795	$5,451	$167
1-4 family residential	1,417	650	378	2,445	148,598	151,043	1,025	158
Other real estate loans	590	277	1,327	2,194	144,289	146,483	4,592	—
Commercial and industrial	329	19	—	348	24,449	24,797	153	—
Consumer and other loans	10	—	—	10	12,362	12,372	—	—

Total	$4,623	$1,018	$5,159	$10,800	$356,690	$367,490	$11,221	$325

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$161	$2,852	$3,339	$6,352	$27,708	$34,060	$5,811	$—
1-4 family residential	1,561	316	136	2,013	139,948	141,961	953	27
Other real estate loans	1,077	1,636	74	2,787	143,181	145,968	4,756	—
Commercial and industrial	165	—	22	187	22,616	22,803	144	22
Consumer and other loans	41	5	—	46	12,255	12,301	14	—

Total	$3,005	$4,809	$3,571	$11,385	$345,708	$357,093	$11,678	$49

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$20,402	$2,939	$9,454	$—	$32,795
Secured by 1-4 family residential	138,380	6,406	6,257	—	151,043
Other real estate loans	120,964	10,216	15,303	—	146,483
Commercial and industrial	24,066	246	485	—	24,797
Consumer and other loans	12,372	—	—	—	12,372

Total	$316,184	$19,807	$31,499	$—	$367,490

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$19,724	$3,500	$10,836	$—	$34,060
Secured by 1-4 family residential	130,048	5,378	6,535	—	141,961
Other real estate loans	118,663	10,227	17,078	—	145,968
Commercial and industrial	21,563	555	685	—	22,803
Consumer and other loans	12,287	—	14	—	12,301

Total	$302,285	$19,660	$35,148	$—	$357,093

Note 4.	Allowance for Loan Losses

Transactions in the allowance for loan losses for the six months ended June 30, 2014 and 2013 and for the year ended December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013	June 30, 2013
Balance at beginning of year	$10,644	$13,075	$13,075
Provision charged to (recovery from) operating expense	(600)	(425)	2,250
Loan recoveries	507	2,486	498
Loan charge-offs	(545)	(4,492)	(3,345)

Balance at end of period	$10,006	$10,644	$12,478

Notes to Consolidated Financial Statements

(unaudited)

The following tables present, as of June 30, 2014, December 31, 2013 and June 30, 2013, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology (in thousands).

	June 30, 2014
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2013	$2,710	$2,975	$4,418	$442	$99	$10,644
Charge-offs	—	(104)	(203)	(36)	(202)	(545)
Recoveries	40	7	339	3	118	507
Provision for (recovery of) loan losses	(636)	18	(167)	65	120	(600)

Ending Balance, June 30, 2014	$2,114	$2,896	$4,387	$474	$135	$10,006

Ending Balance:
Individually evaluated for impairment	779	126	911	57	—	1,873
Collectively evaluated for impairment	1,335	2,770	3,476	417	135	8,133

Loans:
Ending Balance	32,795	151,043	146,483	24,797	12,372	367,490

Individually evaluated for impairment	6,427	3,297	9,994	164	—	19,882
Collectively evaluated for impairment	26,368	147,746	136,489	24,633	12,372	347,608

	December 31, 2013
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2012	$2,481	$3,712	$6,163	$608	$111	$13,075
Charge-offs	(2,962)	(260)	(1,070)	(37)	(163)	(4,492)
Recoveries	—	823	1,304	179	180	2,486
Provision for (recovery of) loan losses	3,191	(1,300)	(1,979)	(308)	(29)	(425)

Ending Balance, December 31, 2013	$2,710	$2,975	$4,418	$442	$99	$10,644

Ending Balance:
Individually evaluated for impairment	882	190	263	44	—	1,379
Collectively evaluated for impairment	1,828	2,785	4,155	398	99	9,265

Loans:
Ending Balance	34,060	141,961	145,968	22,803	12,301	357,093

Individually evaluated for impairment	6,862	3,431	11,143	258	—	21,694
Collectively evaluated for impairment	27,198	138,530	134,825	22,545	12,301	335,399

Notes to Consolidated Financial Statements

(unaudited)

	June 30, 2013
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2012	$2,481	$3,712	$6,163	$608	$111	$13,075
Charge-offs	(2,308)	(172)	(798)	—	(67)	(3,345)
Recoveries	—	6	206	176	110	498
Provision for (recovery of) loan losses	3,097	179	(561)	(399)	(66)	2,250

Ending Balance, June 30, 2013	$3,270	$3,725	$5,010	$385	$88	$12,478

Ending Balance:
Individually evaluated for impairment	747	195	161	19	—	1,122
Collectively evaluated for impairment	2,523	3,530	4,849	366	88	11,356

Loans:
Ending Balance	44,305	145,628	159,834	19,701	8,045	377,513

Individually evaluated for impairment	3,595	1,940	5,219	90	—	10,844
Collectively evaluated for impairment	40,710	143,688	154,615	19,611	8,045	366,669

Impaired loans and the related allowance at June 30, 2014, December 31, 2013 and June 30, 2013, were as follows (in thousands):

	June 30, 2014
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$8,746	$4,022	$2,405	$6,427	$779	$6,607	$21
Secured by 1-4 family	4,230	2,766	531	3,297	126	3,248	62
Other real estate loans	10,501	7,347	2,647	9,994	911	10,998	125
Commercial and industrial	170	11	153	164	57	185	1
Consumer and other loans	—	—	—	—	—	—	—

Total	$23,647	$14,146	$5,736	$19,882	$1,873	$21,038	$209

Notes to Consolidated Financial Statements

(unaudited)

	December 31, 2013
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$9,086	$4,259	$2,603	$6,862	$882	$5,397	$204
Secured by 1-4 family	4,341	2,515	916	3,431	190	2,864	146
Other real estate loans	12,385	9,455	1,688	11,143	263	7,079	441
Commercial and industrial	260	114	144	258	44	669	14
Consumer and other loans	—	—	—	—	—	—	—

Total	$26,072	$16,343	$5,351	$21,694	$1,379	$16,009	$805

	June 30, 2013
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$6,245	$2,678	$917	$3,595	$747	$5,059	$20
Secured by 1-4 family	2,864	856	1,084	1,940	195	3,047	14
Other real estate loans	6,242	3,877	1,342	5,219	161	8,682	90
Commercial and industrial	91	—	90	90	19	87	2
Consumer and other loans	—	—	—	—	—	—	—

Total	$15,442	$7,411	$3,433	$10,844	$1,122	$16,875	$126

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table. The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on non-accrual loans.

As of June 30, 2014, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $2.0 million. At June 30, 2014, $978 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $1.9 million in TDRs at December 31, 2013, $829 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There was one new other real estate loan modified under a TDR during the six month period ended June 30, 2014. The recorded investment for this loan prior to the modification totaled $283 thousand and the recorded investment after the modification totaled $344 thousand. There were no loans modified under TDRs during the three month period ended June 30, 2014 and the three and six month periods ended June 30, 2013.

For the three and six months ended June 30, 2014 and 2013, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or charged-off during the twelve month period subsequent to the modification.

Notes to Consolidated Financial Statements

(unaudited)

Note 5.	Other Real Estate Owned (OREO)

At June 30, 2014 and December 31, 2013, OREO totaled $2.2 million and $3.0 million, respectively. OREO is primarily comprised of residential lots, raw land, non-residential properties and residential properties, and are located primarily in the Commonwealth of Virginia. Changes in the balance for OREO are as follows (in thousands):

	For the six months ended June 30, 2014	For the year ended December 31, 2013
Balance at the beginning of year, gross	$4,695	$7,764
Transfers in	139	2,036
Charge-offs	(163)	(1,564)
Sales proceeds	(1,021)	(3,618)
Gain on disposition	160	80
Depreciation	(1)	(3)
Balance at the end of period, gross	$3,809	$4,695
Less: valuation allowance	(1,588)	(1,665)

Balance at the end of period, net	$2,221	$3,030

Changes in the valuation allowance are as follows (in thousands):

	For the six months ended		For the year ended
	June 30, 2014	June 30, 2013	December 31, 2013
Balance at beginning of year	$1,665	$2,174	$2,174
Provision for losses	86	448	1,055
Transfer in	—	62	—
Charge-offs, net	(163)	(601)	(1,564)

Balance at end of period	$1,588	$2,083	$1,665

Net expenses applicable to OREO, other than the provision for losses, were $35 thousand and $99 thousand for the six months ended June 30, 2014 and 2013, respectively and $150 thousand for the year ended December 31, 2013.

Note 6.	Other Borrowings

The Bank had unused lines of credit totaling $103.4 million and $108.4 million available with non-affiliated banks at June 30, 2014 and December 31, 2013, respectively. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $63.7 million at June 30, 2014.

At June 30, 2014 and December 31, 2013, the Bank had borrowings from the FHLB system totaling $6.0 million which mature through December 28, 2018. The interest rate on these notes payable ranged from 1.78% to 2.04% and the weighted average rate was 1.91%. The Bank also had a letter of credit from the FHLB totaling $30.0 million and $25.0 million at June 30, 2014 and December 31, 2013, respectively. The Bank had collateral pledged on the borrowings and the letter of credit at June 30, 2014 and December 31, 2013 including real estate loans totaling $66.9 million and $78.6 million, respectively, and Federal Home Loan Bank stock with a book value of $740 thousand and $908 thousand, respectively.

At June 30, 2014 and December 31, 2013, the Bank had a note payable totaling $39 and $52 thousand, respectively, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Notes to Consolidated Financial Statements

(unaudited)

Note 7.	Capital Requirements

A comparison of the capital of the Company and the Bank at June 30, 2014 and December 31, 2013 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014:
Total Capital (to Risk Weighted Assets):
Consolidated	$69,455	18.64%	$29,803	8.00%	N/A	N/A
First Bank	$64,302	17.28%	$29,762	8.00%	$37,202	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$64,732	17.38%	$14,902	4.00%	N/A	N/A
First Bank	$59,586	16.02%	$14,881	4.00%	$22,321	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$64,732	12.22%	$21,186	4.00%	N/A	N/A
First Bank	$59,586	11.26%	$21,171	4.00%	$26,463	5.00%

December 31, 2013:
Total Capital (to Risk Weighted Assets):
Consolidated	$66,437	18.21%	$29,193	8.00%	N/A	N/A
First Bank	$60,578	16.62%	$29,160	8.00%	$36,450	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$61,800	16.94%	$14,597	4.00%	N/A	N/A
First Bank	$55,947	15.35%	$14,580	4.00%	$21,870	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$61,800	11.75%	$21,047	4.00%	N/A	N/A
First Bank	$55,947	10.68%	$20,948	4.00%	$26,184	5.00%

Note 8.	Trust Preferred Capital Notes

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2014 and December 31, 2013 was 2.83% and 2.84%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the trust preferred securities.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2014 and December 31, 2013 was 1.83% and 1.85%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the trust preferred securities.

Notes to Consolidated Financial Statements

(unaudited)

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2014 and December 31, 2013, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Service cost	$87	$118	$174	$236
Interest cost	67	70	134	140
Expected return on plan assets	(79)	(76)	(158)	(152)
Amortization of net loss	—	27	—	54

Net periodic benefit cost	$75	$139	$150	$278

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

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. The average number of common shares outstanding used to calculate basic and diluted earnings per common share were 4,901,599 and 4,901,464 for the three months ended June 30, 2014 and 2013, respectively, and 4,901,532 and 4,901,464 for the six months ended June 30, 2014 and 2013 respectively.

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands).

Description	Balance as of June 30, 2014	Fair Value Measurements at June 30, 2014
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$87,066	$—	$87,066	$—
Obligations of states and political subdivisions	21,812	—	21,812	—
Corporate equity securities	6	6	—	—

	$108,884	$6	$108,878	$—

Description	Balance as of December 31, 2013	Fair Value Measurements at December 31, 2013
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available for sale
U.S. agency and mortgage-backed securities	$84,897	$—	$84,897	$—
Obligations of states and political subdivisions	18,399	—	18,399	—
Corporate equity securities	5	5	—	—

	$103,301	$5	$103,296	$—

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

Notes to Consolidated Financial Statements

(unaudited)

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2) within the last twelve months. However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other real estate owned

Loans are transferred to other real estate owned when the collateral securing them is foreclosed on or acquired through a deed in lieu of foreclosure. The measurement of loss associated with other real estate owned is based on the appraisal documents and assessed the same way as impaired loans described above.

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

Description	Balance as of June 30, 2014	Fair Value Measurements at June 30, 2014
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans, net	$3,863	$—	$—	$3,863
Other real estate owned, net	2,221	—	—	2,221

Description	Balance as of December 31, 2013	Fair Value Measurements at December 31, 2013
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans, net	$3,972	$—	$—	$3,972
Other real estate owned, net	3,030	—	—	3,030

Notes to Consolidated Financial Statements

(unaudited)

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Assets
Impaired loans, net	$3,863	Property appraisals	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0-19% (5%)

Other real estate owned, net	$2,221	Property appraisals	Selling cost	7%

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2014 and December 31, 2013, fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013 are as follows (in thousands):

	Fair Value Measurements at June 30, 2014 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$19,322	$19,322	$—	$—	$19,322
Securities	108,884	6	108,878	—	108,884
Restricted securities	1,636	—	1,636	—	1,636
Loans, net	357,484	—	—	365,034	365,034
Bank owned life insurance	11,141	—	11,141	—	11,141
Accrued interest receivable	1,258	—	1,258	—	1,258

Financial Liabilities
Deposits	$451,198	$—	$335,325	$116,179	$451,504
Other borrowings	6,039	—	—	6,137	6,137
Trust preferred capital notes	9,279	—	—	10,351	10,351
Accrued interest payable	151	—	151	—	151

Notes to Consolidated Financial Statements

(unaudited)

	Fair Value Measurements at December 31, 2013 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$31,508	$31,508	$—	$—	$31,508
Securities	103,301	5	103,296	—	103,301
Restricted securities	1,804	—	1,804	—	1,804
Loans, net	346,449	—	—	353,874	353,874
Bank owned life insurance	10,978	—	10,978	—	10,978
Accrued interest receivable	1,302	—	1,302	—	1,302

Financial Liabilities
Deposits	$450,711	$—	$326,955	$124,422	$451,377
Other borrowings	6,052	—	—	6,095	6,095
Trust preferred capital notes	9,279	—	—	9,399	9,399
Accrued interest payable	177	—	177	—	177

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

The Company has (i) 13,900 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a par value of $1.25 per share and liquidation preference of $1,000 per share (the Preferred Stock) and (ii) 695 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a par value of $1.25 per share and liquidation preference of $1,000 per share (the Warrant Preferred Stock). The Preferred Stock paid cumulative dividends at a rate of 5% per annum until May 14, 2014, and thereafter at a rate of 9% per annum. The Warrant Preferred Stock pays cumulative dividends at a rate of 9% per annum from the date of issuance. The discount on the Preferred Stock was amortized over a five year period using the constant effective yield method.

Notes to Consolidated Financial Statements

(unaudited)

Note 13.	Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss

Balance at December 31, 2012	$1,770	$(2,629)	$(859)
Unrealized holding losses (net of tax, $0)	(2,693)	—	(2,693)

Change during period	(2,693)	—	(2,693)

Balance at June 30, 2013	$(923)	$(2,629)	$(3,552)

Balance at December 31, 2013	$(1,129)	$(175)	$(1,304)
Unrealized holding gains (net of tax, $471)	915	—	915
Reclassification adjustment (net of tax, $7)	(15)	—	(15)

Change during period	900	—	900

Balance at June 30, 2014	$(229)	$(175)	$(404)

The following tables present information related to reclassifications from accumulated other comprehensive loss for the three and six month periods ended June 30, 2014 and 2013 (in thousands):

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	For the three months ended June 30,
	2014	2013
Securities available for sale:
Net securities gains reclassified into earnings	$(22)	$—	Net gains on sale of securities available for sale
Related income tax expense	7	—	Income tax expense

Total reclassifications	$(15)	$—	Net of tax

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	For the six months ended June 30,
	2014	2013
Securities available for sale:
Net securities gains reclassified into earnings	$(22)	$—	Net gains on sale of securities available for sale
Related income tax expense	7	—	Income tax expense

Total reclassifications	$(15)	$—	Net of tax

Note 14.	Subsequent Event

On August 13, 2014, the Board of Directors of the Company declared a quarterly dividend of $0.025 per common share, which is payable on September 19, 2014 to shareholders of record as of September 5, 2014.

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

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at June 30, 2014 and results of operations of the Company for the three and six month periods ended June 30, 2014 and 2013 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2013. The results of operations for the three and six month periods ended June 30, 2014 may not be indicative of the results to be achieved for the year.

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

Products, Services, Customers and Locations

The Bank’s primary market area is located within an hour commute of the Washington, D.C. Metropolitan Area. The Bank’s office locations are well-positioned in strong markets along the Interstate 81 and Interstate 66 corridors in the northern Shenandoah Valley region of Virginia, which include the City of Winchester, Frederick County, Warren County and Shenandoah County. Within the market area, there are various types of industry including medical and professional services, manufacturing, retail and higher education. Customers include individuals, small and medium-sized businesses, local governmental entities and non-profit organizations.

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

The Bank’s wealth management division offers estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, estate settlement, 401(k) and benefit plans. In addition, the division offers financial planning and brokerage services to individuals throughout the Bank’s market area.

The Bank launched a new mortgage division named, “First Mortgage,” during the second quarter of 2014. The mortgage division plans to begin originating residential mortgage loans to customers in the third quarter of 2014. The majority of loans originated in future periods are expected to be sold to investors in the secondary market. First Mortgage will initially offer mortgage services to customers throughout the Shenandoah Valley of Virginia.

The Bank’s products and services are provided through 10 branch offices, 1 customer service center, 25 ATMs and its website, www.fbvirginia.com. The Bank operates six of its offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, deposit, and wealth management personnel to be readily available to serve customers throughout the Bank’s market area. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2013.

Revenue Sources and Expense Factors

The primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense and typically represents between 70% to 75% of the Company’s total revenue. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the interest rates paid. In addition to net interest income, noninterest income is the other source of revenue for the Company. Noninterest income is derived primarily from service charges on deposits, fee income from wealth management services and ATM and check card fees.

The provision for loan losses and noninterest expense are generally the two major expense categories. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for or recovery of loan losses. The largest component of noninterest expense for the six month period ended June 30, 2014 was salaries and employee benefits, comprising 55% of noninterest expenses, followed by occupancy and equipment expense, comprising 13% of noninterest expenses.

Quarterly Performance

For the three months ended June 30, 2014, net income totaled $1.5 million compared to $261 thousand for the same period in 2013. After the effective dividend on preferred stock, net income available to common shareholders was $1.3 million, or $0.26 per basic and diluted share, compared to $31 thousand, or $0.01 per basic and diluted share, for the same period in 2013. Return on average assets and return on average equity were 1.16% and 11.05%, respectively, for the second quarter of 2014 compared to 0.19% and 2.32% for the same quarter in 2013.

Net interest income decreased by $15 thousand to $4.6 million, compared to the second quarter in 2013. The net interest margin was 3.81% for the second quarter of 2014 compared to 3.71% for the same period in 2013. The Bank recorded a recovery of loan losses of $400 thousand during the second quarter, compared to a provision for loan losses of $2.5 million for the same quarter in 2013. Noninterest income decreased $312 thousand, or 15%, to $1.7 million compared to $2.0 million for the same period one year ago primarily because the Company recorded a $543 thousand one-time gain on termination of a post-retirement obligation for directors during the second quarter of 2013. Noninterest income, excluding the one-time gain on termination of a post-retirement obligation for directors, increased 15%, or $231 thousand, compared to the same period one year ago. Noninterest expense decreased $212 thousand, or 4%, to $4.5 million for the quarter compared to $4.8 million for the same period in 2013.

Year-to-Date Performance

Net income totaled $2.7 million for the six months ended June 30, 2014 and $1.2 million for the same period in 2013. After the effective dividend on preferred stock, net income available to common shareholders was $2.2 million, or $0.45 per basic and diluted share, compared to $789 thousand, or $0.16 per basic and diluted share, for the same period in 2013. Return on average assets and return on average equity were 1.03% and 9.81%, respectively, for the six months ended June 30, 2014 compared to 0.47% and 5.57% for the same period in 2013.

For the six months ended June 30, 2014, net interest income decreased 2%, or $205 thousand, compared to the same period of 2013. The net interest margin was 3.77% for the six months ended June 30, 2014 compared to 3.75% for the same period in 2013. The Bank recorded a recovery of loan losses of $600 thousand, compared to a provision for loan losses of $2.3 million for the same period one year ago. Noninterest income decreased $194 thousand, or 5%, to $3.3 million compared to $3.5 million when comparing the two periods. Noninterest income, excluding the $543 thousand one-time gain on termination of a post-retirement obligation for directors in 2013, increased 12%, or $349 thousand, compared to the same period one year ago. Noninterest expense decreased $709 thousand, or 7%, to $9.2 million compared to $9.9 million for the same period in 2013.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding OREO expense and loss on disposal of premises and equipment, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding securities gains and losses and the gain on termination of postretirement benefit obligation. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Noninterest expense	$4,548	$4,760	$9,161	$9,870
Less: other real estate owned expense, net	70	(376)	39	(483)
Less: losses on premises and equipment	—	(3)	(2)	(3)
Less: loss on land lease termination	—	—	—	(206)

	$4,618	$4,381	$9,198	$9,178

Tax-equivalent net interest income	$4,716	$4,717	$9,219	$9,384
Noninterest income	1,725	2,037	3,341	3,535
Less: securities gains	(22)	—	(22)	—
Less: gain on termination of postretirement benefit obligation	—	(543)	—	(543)

	$6,419	$6,211	$12,538	$12,376

Efficiency ratio	71.94%	70.54%	73.36%	74.14%

This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2014 and 2013 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands).

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

GAAP measures:
Interest income - loans	$4,403	$4,816	$8,618	$9,749
Interest income - investments and other	692	555	1,386	1,029
Interest expense - deposits	372	632	772	1,338
Interest expense - other borrowings	30	30	59	59
Interest expense - trust preferred capital notes	54	55	108	111

Total net interest income	$4,639	$4,654	$9,065	$9,270

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$28	$24	$56	$38
Tax benefit realized on non-taxable interest income - municipal securities	49	39	98	76

Total tax benefit realized on non-taxable interest income	$77	$63	$154	$114

Total tax-equivalent net interest income	$4,716	$4,717	$9,219	$9,384

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

In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified. The Company’s positive evidence considered was sufficient to overcome the negative evidence and as a result, a valuation allowance on deferred income tax assets was not warranted as of June 30, 2014.

Lending Policies

General

In an effort to manage risk, the Bank’s loan policy gives loan amount approval limits to individual loan officers based on their position within the Bank and level of experience. The Management Loan Committee can approve new loans up to their authority. The Board Loan Committee approves all loans which exceed the authority of the Management Loan Committee. The full Board of Directors must approve loans which exceed the authority of the Board Loan Committee, up to the Bank’s legal lending limit. The Board Loan Committee currently consists of four directors, three of which are non-management directors. The Board Loan Committee approves the Bank’s Loan Policy and reviews the loan watch list, concentrations of credit and other risk management reports. The Board Loan Committee meets on a monthly basis and the Chairman of the Committee then reports to the Board of Directors.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At June 30, 2014, commitments to extend credit and stand-by letters of credit totaled $69.2 million.

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

Net Interest Income

Net interest income totaled $4.6 million for the second quarter of 2014, which was a $15 thousand decrease when compared to the same period a year ago. The net interest margin increased to 3.81% from 3.71% and average earning assets were $13.6 million lower when comparing the periods. Interest-earning asset yields decreased 9 basis points while the cost of funds decreased 19 basis points.

For the six months ended June 30, 2014, net interest income totaled $9.1 million, which was a 2% decrease when compared to the same period a year ago. The net interest margin increased to 3.77% from 3.75% and average earning assets were $10.8 million lower when comparing the periods. Interest-earning asset yields decreased 21 basis points while the cost of funds decreased 22 basis points.

For both the three month and six month periods ended June 30, 2014, interest-earning asset yields decreased from lower yields earned on loans, as well as higher balances of securities and lower balances of loans, when comparing to the same periods in 2013. Although funding costs also fell during those periods, the decreases in the cost of funds exceeded the decreases in the yields on interest-earning assets, which resulted in higher net interest margins for the 2014 periods compared to the 2013 periods.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	For the three months ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$97,872	$562	2.30%	$90,529	$443	1.96%
Tax-exempt (1)	12,182	144	4.74%	7,452	116	6.25%
Restricted	1,636	21	5.12%	1,804	19	4.15%

Total securities	$111,690	$727	2.61%	$99,785	$578	2.32%
Loans: (2)
Taxable	$352,849	$4,348	4.94%	$376,211	$4,770	5.09%
Tax-exempt (1)	7,518	83	4.43%	6,035	69	4.59%

Total loans	$360,367	$4,431	4.93%	$382,246	$4,839	5.08%
Federal funds sold	—	—	—	3	—	—
Interest-bearing deposits with other institutions	24,247	14	0.23%	27,905	17	0.24%

Total earning assets	$496,304	$5,172	4.18%	$509,939	$5,434	4.27%
Less: allowance for loan losses	(10,553)			(13,044)
Total non-earning assets	45,499			43,186

Total assets	$531,250			$540,081

Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$118,607	$44	0.15%	$113,869	$76	0.27%
Regular savings	103,075	22	0.09%	99,253	35	0.14%
Money market accounts	18,793	5	0.11%	16,678	5	0.12%
Time deposits:
$100,000 and over	48,302	153	1.27%	62,836	248	1.58%
Under $100,000	64,124	142	0.89%	79,588	253	1.27%
Brokered	4,981	7	0.54%	10,601	15	0.57%

Total interest-bearing deposits	$357,882	$373	0.42%	$382,825	$632	0.66%
Federal funds purchased	3	—	—	3	—	—
Trust preferred capital notes	9,279	54	2.35%	9,279	55	2.40%
Other borrowings	6,043	30	1.99%	6,067	30	1.96%

Total interest-bearing liabilities	$373,207	$457	0.49%	$398,174	$717	0.72%
Non-interest bearing liabilities
Demand deposits	99,633			92,016
Other liabilities	2,445			4,795

Total liabilities	$475,285			$494,985
Shareholders’ equity	55,965			45,096

Total liabilities and Shareholders’ equity	$531,250			$540,081

Net interest income		$4,715			$4,717

Interest rate spread			3.69%			3.55%
Interest expense as a percent of average earning assets			0.37%			0.56%
Net interest margin			3.81%			3.71%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $76 thousand and $63 thousand for the three months ended June 30, 2014 and 2013, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	For the six months ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$97,230	$1,124	2.33%	$86,932	$815	1.89%
Tax-exempt (1)	12,012	288	4.83%	7,338	226	6.22%
Restricted	1,712	42	4.96%	1,882	38	4.03%

Total securities	$110,954	$1,454	2.64%	$96,152	$1,079	2.26%
Loans: (2)
Taxable	$349,602	$8,508	4.91%	$379,715	$9,675	5.14%
Tax-exempt (1)	7,495	167	4.48%	4,694	111	4.75%

Total loans	$357,097	$8,675	4.90%	$384,409	$9,786	5.13%
Federal funds sold	—	—	—	1	—	—
Interest-bearing deposits with other institutions	25,378	30	0.24%	23,680	27	0.23%

Total earning assets	$493,429	$10,159	4.15%	$504,242	$10,892	4.36%
Less: allowance for loan losses	(10,566)			(13,247)
Total non-earning assets	45,458			43,859

Total assets	$528,321			$534,854

Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$116,805	$90	0.16%	$109,869	$166	0.30%
Regular savings	101,901	44	0.09%	100,295	87	0.17%
Money market accounts	19,410	11	0.11%	15,457	10	0.13%
Time deposits:
$100,000 and over	49,130	314	1.29%	64,054	511	1.61%
Under $100,000	65,764	298	0.91%	80,681	529	1.32%
Brokered	4,881	16	0.66%	10,072	35	0.70%

Total interest-bearing deposits	$357,891	$773	0.44%	$380,428	$1,338	0.71%
Federal funds purchased	1	—	—	1	—	—
Trust preferred capital notes	9,279	108	2.35%	9,279	111	2.41%
Other borrowings	6,046	59	1.97%	6,070	59	1.96%

Total interest-bearing liabilities	$373,217	$940	0.51%	$395,778	$1,508	0.77%
Non-interest bearing liabilities
Demand deposits	97,279			89,326
Other liabilities	2,596			4,722

Total liabilities	$473,092			$489,826
Shareholders’ equity	55,229			45,028

Total liabilities and Shareholders’ equity	$528,321			$534,854

Net interest income		$9,219			$9,384

Interest rate spread			3.64%			3.59%
Interest expense as a percent of average earning assets			0.38%			0.60%
Net interest margin			3.77%			3.75%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $154 thousand and $114 thousand for the six months ended June 30, 2014 and 2013, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

Provision for Loan Losses

The Bank recorded recovery of loan losses of $400 thousand during the second quarter, which resulted in a total allowance for loan losses of $10.0 million or 2.72% of total loans at June 30, 2014. This compared to a provision for loan losses of $2.5 million and an allowance for loan losses of $12.5 million, or 3.31% of total loans, at the end of the same quarter in 2013. The recovery of loan losses during the second quarter of 2014 was primarily driven by net recoveries during the quarter and the impact of the improvement in the historical loss component of the calculation for allowance for loan losses. Net recoveries totaled $123 thousand for the second quarter of 2014 compared to $2.8 million of net charge-offs for the same period in 2013.

For the six months ended June 30, 2014, recovery of loan losses totaled $600 thousand, compared to provision for loan losses of $2.3 million for the same period in 2013. The recovery of loan losses in 2014 was primarily the result of the improvement in the historical loss component of the calculation for allowance for loan losses offset by increases in specific reserves of $494 thousand from December 31, 2013, when compared to the same period in 2013. In 2013, the provision for loan losses resulted from net charge-offs and their impact on the historical loss component of the allowance for loan losses. Net charge-offs totaled $38 thousand for the six months ended June 30, 2014 compared to $2.8 million for the same period in 2013.

Noninterest Income

Noninterest income decreased $312 thousand, or 15%, to $1.7 million for the second quarter compared to $2.0 million for the same period one year ago. The decrease in noninterest income was primarily the result of a one-time gain of $543 thousand recorded on termination of a post-retirement obligation for directors during the same quarter in 2013. Noninterest income, excluding the one-time gain on termination of a post-retirement obligation for directors, increased 15%, or $231 thousand, compared to the same period one year ago. Revenue from service charges on deposit accounts increased by $179 thousand, or 39% and revenue from wealth management fees increased by $97 thousand, or 26%, comparing the second quarter to the same period one year ago. Revenue from service charges on deposit accounts increased primarily from increased core checking account activity and the increase in wealth management fees resulted primarily from higher balances of assets under management during the second quarter of 2014 compared to the same period one year ago.

For the six months ended June 30, 2014, noninterest income decreased $194 thousand, or 5%, to $3.3 million compared to $3.5 million for the same period one year ago. Noninterest income, excluding the one-time gain on termination of a post-retirement obligation for directors, increased 12%, or $349 thousand, compared to the same period one year ago. Revenue from service charges on deposit accounts increased by $350 thousand, or 38% and revenue from wealth management fees increased by $129 thousand, or 16%, when comparing the periods.

Noninterest Expense

Noninterest expense decreased $212 thousand, or 4%, to $4.5 million for the quarter compared to $4.8 million for the same quarter of 2013. The decrease in noninterest expense was primarily due to a $446 thousand decrease in expenses related to other real estate owned and a $58 thousand, or 32%, decrease in FDIC assessment expenses. These decreases were partially offset by increases in other operating expenses of $77 thousand, or 22%, and increases of $111 thousand, or 5%, in salaries and employee benefits. Increases in other operating expenses were primarily attributable to expenses related to a new feature provided to checking account customers that provides cash back rewards.

For the six months ended June 30, 2014, noninterest expense decreased $709 thousand, or 7%, to $9.2 million compared to $9.9 million for the same period in the prior year. Expenses related to other real estate owned decreased $522 thousand and FDIC assessment expenses decreased $227 thousand, or 44%, compared to the same period one year ago. Decreases in expenses related to other real estate owned resulted primarily from decreased write-downs in the carrying value of OREO property when comparing the periods. FDIC assessment expense decreased primarily as a result of an adjustment to the prepaid FDIC assessment balance during the first six months of 2013. Loss on land lease termination decreased $206 thousand when comparing the first six months of 2014 to the same period in 2013. During the first six months of 2014, the Company did not record a loss on land lease termination compared to a $206 thousand loss in 2013 that resulted from the Company’s decision to terminate a land lease for branch expansion. These decreases were partially offset by increases in other operating expenses of $113 thousand, or 15%, increases of $71 thousand, or 40%, in data processing expenses, and increases of $61 thousand, or 44%, in bank franchise tax. Other operating expenses increased primarily from a new feature provided to checking account customers. Increases in data processing were primarily attributable to the shift in customer behavior from traditional to electronic services. Bank franchise tax increased because of higher levels of capital when comparing the periods.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income (loss) for the three and six month periods ended June 30, 2014 and 2013. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 10 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Financial Condition

General

Total assets increased $2.4 million to $525.3 million at June 30, 2014 compared to $522.9 million at December 31, 2013. Assets under management of the wealth management division of the Bank increased by $27.9 million, or 10%, to $312.6 million at June 30, 2014 compared to $284.7 million at December 31, 2013. Assets managed by the wealth management division are not reflected on the Company’s consolidated balance sheet.

Loans

Loans, net of the allowance for loan losses, totaled $357.5 million at June 30, 2014, an increase of $11.0 million, or 3%, from $346.5 million at December 31, 2013. Although the Company believes loan demand remained relatively low in its market area, loan origination amounts increased during the first six months of 2014, resulting in loan growth.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $19.9 million and $21.7 million at June 30, 2014 and December 31, 2013, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $2.0 million and $1.9 million in loans classified as TDRs as of June 30, 2014 and December 31, 2013, respectively.

Asset Quality

Management classifies as non-performing assets non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank had $2.2 million and $3.0 million in OREO, net of the valuation allowance, at June 30, 2014 and December 31, 2013, respectively. The valuation allowance for other real estate owned totaled $1.6 million and $1.7 million at June 30, 2014 and December 31, 2013, respectively.

Non-performing assets were $13.4 million at June 30, 2014 and $14.7 million at December 31, 2013, representing 2.55% and 2.81% of total assets, respectively. Non-performing assets included $11.2 million in non-accrual loans and $2.2 million in OREO, net of the valuation allowance at June 30, 2014. This compares to $11.7 million in non-accrual loans and $3.0 million in OREO, net of the valuation allowance at December 31, 2013.

The levels of non-performing assets at June 30, 2014 and December 31, 2013 were primarily attributable to weak local economic conditions that negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in real estate development and commercial and residential real estate. At June 30, 2014, 52% of non-performing assets related to construction and land development loans, 35% related to commercial real estate loans, 9% related to residential real estate loans, 3% related to properties originally acquired for branch expansion no longer intended to be used for that purpose and 1% related to commercial and industrial loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $20.3 million and $23.5 million at June 30, 2014 and December 31, 2013, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $10.0 million at June 30, 2014 and $10.6 million at December 31, 2013, representing 2.72% and 2.98% of total loans, respectively. The decrease in the allowance was primarily a result of a decrease in the general allocation from an improvement in the historical loss experience in excess of the increase in specific reserves required on impaired loans. Recoveries of loan losses of $636 thousand and $167 thousand were experienced in the Construction and Land Development and Other Real Estate loan classes, respectively, during the six month period ended June 30, 2014. The recovery of loan losses in the Construction and Land Development loan class was primarily attributable to a decrease in the specific reserve and a decrease in the general allocation from an improvement in the historical loss experience. The recovery of loan losses in the Other Real Estate loan class resulted from a decrease in the general allocation from an improvement in the historical loss experience that exceeded the increase in the specific reserve.

Impaired loans totaled $19.9 million and $21.7 million at June 30, 2014 and December 31, 2013, respectively. The related allowance for loan losses provided for these loans totaled $1.9 million and $1.4 million at June 30, 2014 and December 31, 2013, respectively. The average recorded investment in impaired loans during the six months ended June 30, 2014 and the year ended December 31, 2013 was $21.0 million and $16.0 million, respectively. Included in the impaired loans total at June 30, 2014 are loans classified as TDRs totaling $2.0 million. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of June 30, 2014, $978 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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

Securities

Securities at June 30, 2014 totaled $108.9 million, an increase of $5.6 million or 5% from $103.3 million at December 31, 2013. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of June 30, 2014, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios. Gross unrealized gains in the securities portfolio totaled $1.3 million and $1.0 million at June 30, 2014 and December 31, 2013, respectively. Gross unrealized losses totaled $1.7 million and $2.7 million at June 30, 2014 and December 31, 2013, respectively. Investments in an unrealized loss position were considered temporarily impaired at June 30, 2014 and December 31, 2013. The change in the unrealized gains and losses of investment securities from December 31, 2013 to June 30, 2014 was related to changes in market interest rates.

Deposits

Deposits totaled $451.2 million at June 30, 2014, a slight increase from $450.7 million at December 31, 2013. Non-interest bearing demand deposits increased $6.5 million or 7% to $99.4 million during the first six months of 2014 from $92.9 million at December 31, 2013. Savings and interest-bearing demand deposits increased $1.8 million or 1% to $235.9 million at June 30, 2014 compared to $234.1 million at December 31, 2013. Time deposits, which include brokered deposits, decreased $7.9 million or 6% during the first six months of 2014 to $115.9 million compared to $123.8 million at December 31, 2013.

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

At June 30, 2014, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $101.5 million. At June 30, 2014, 22% or $82.0 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $103.4 million at June 30, 2014, which included $63.7 million available from FHLB, $37.0 million of unsecured federal funds lines of credit with other correspondent banks and $2.7 million available through the Federal Reserve Discount Window.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 18.64% at June 30, 2014 and a ratio of Tier 1 capital to risk-weighted assets of 17.38%. The Bank had a ratio of total capital to risk-weighted assets of 17.28% and a ratio of Tier 1 capital to risk-weighted assets of 16.02% at June 30, 2014. All of these exceed the capital requirements adopted by the federal regulatory agencies.

Under present regulations, trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2014 and December 31, 2013, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital. The Company is current on the interest payments on its trust preferred capital notes.

In July 2013, the Federal Reserve Board released its final rules which will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The new rules are effective January 1, 2015. The Company and the Bank Under the final rule, minimum requirements will increase for both the quality and quantity of capital held by banking organizations. In this respect, the final rule implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Consistent with the international Basel framework, the rule includes a new minimum ratio of Common Equity Tier 1 Capital to Risk-Weighted Assets of 4.5% and a Common Equity Tier 1 Capital conservation buffer of 2.5% of risk-weighted assets. The conservation buffer will be phased in from 2016 through 2019. The rule also, among other things, raises the minimum ratio of Tier 1 Capital to Risk-Weighted Assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

We have evaluated the impact of the Basel III final rule on the Company’s and the Bank’s regulatory capital ratios, and currently anticipate that capital ratios, on a Basel III basis, will be sufficient to meet the well capitalized minimum capital requirements.

The Company’s Preferred Stock includes Series A Preferred Stock which paid a dividend of 5% per annum until May 14, 2014 and 9% thereafter, and Series B Preferred Stock which pays a dividend of 9% per annum. The Company is current on its dividend payments on each series of preferred stock.

On August 13, 2014, the Board of Directors of First National Corporation declared a quarterly dividend of $0.025 per common share, which is payable on September 19, 2014 to shareholders of record as of September 5, 2014.

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

Commitments to extend credit, which amounted to $60.5 million at June 30, 2014, and $59.1 million at December 31, 2013, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At June 30, 2014 and December 31, 2013, the Bank had $8.7 million and $7.6 million in outstanding standby letters of credit, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A.	Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

10.1	Employment Agreement, dated May 20, 2014, by and between First National Corporation and Scott C. Harvard, attached as Exhibit 10.1 to the Current Report on Form 8-K filed May 22, 2014 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	August 14, 2014
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	August 14, 2014
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

10.1	Employment Agreement, dated May 20, 2014, by and between First National Corporation and Scott C. Harvard, attached as Exhibit 10.1 to the Current Report on Form 8-K filed May 22, 2014 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.