Form 10-Q
period 2014-09-30
FIRST NATIONAL CORP /VA/
filed 2014-11-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2014, 4,903,612 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except per share data)

	(unaudited) September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$6,862	$5,767
Interest-bearing deposits in banks	3,885	25,741
Securities available for sale, at fair value	104,710	103,301
Restricted securities, at cost	1,636	1,804
Loans held for sale	181	—
Loans, net of allowance for loan losses, 2014, $9,716; 2013, $10,644	364,974	346,449
Other real estate owned, net of valuation allowance, 2014, $456; 2013, $1,665	1,807	3,030
Premises and equipment, net	16,175	16,642
Accrued interest receivable	1,327	1,302
Bank owned life insurance	11,244	10,978
Other assets	6,609	7,876

Total assets	$519,410	$522,890

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$103,019	$92,901
Savings and interest-bearing demand deposits	224,655	234,054
Time deposits	111,245	123,756

Total deposits	$438,919	$450,711
Federal funds purchased	5,325	—
Other borrowings	6,033	6,052
Trust preferred capital notes	9,279	9,279
Accrued interest and other liabilities	2,232	3,288

Total liabilities	$461,788	$469,330

Shareholders’ Equity
Preferred stock, $1,000 per share liquidation preference; authorized 1,000,000 shares; 14,595 shares issued and outstanding, net of discount	$14,595	$14,564
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2014, 4,903,612 shares; 2013, 4,901,464 shares	6,130	6,127
Surplus	6,828	6,813
Retained earnings	30,312	27,360
Accumulated other comprehensive loss, net	(243)	(1,304)

Total shareholders’ equity	$57,622	$53,560

Total liabilities and shareholders’ equity	$519,410	$522,890

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended September 30, 2014 and 2013

(in thousands, except per share data)

	(unaudited) September 30, 2014	(unaudited) September 30, 2013
Interest and Dividend Income
Interest and fees on loans	$4,536	$4,673
Interest on deposits in banks	3	18
Interest and dividends on securities available for sale:
Taxable interest	536	498
Tax-exempt interest	86	79
Dividends	20	18

Total interest and dividend income	$5,181	$5,286

Interest Expense
Interest on deposits	$343	$572
Interest on federal funds purchased	2	—
Interest on trust preferred capital notes	55	55
Interest on other borrowings	30	30

Total interest expense	$430	$657

Net interest income	$4,751	$4,629
Provision for (recovery of) loan losses	(100)	275

Net interest income after provision for (recovery of) loan losses	$4,851	$4,354

Noninterest Income
Service charges on deposit accounts	$655	$627
ATM and check card fees	367	373
Wealth management fees	494	406
Fees for other customer services	94	86
Income from bank owned life insurance	103	68
Net gains on sale of loans	—	47
Net (losses) on sale of securities available for sale	(91)	—
Other operating income	32	18

Total noninterest income	$1,654	$1,625

Noninterest Expense
Salaries and employee benefits	$2,668	$2,411
Occupancy	303	306
Equipment	299	302
Marketing	114	81
Stationery and supplies	84	66
Legal and professional fees	250	237
ATM and check card fees	167	176
FDIC assessment	90	189
Bank franchise tax	106	71
Other real estate owned, net	(23)	252
Telecommunications	75	72
Data processing	129	99
Other operating expense	491	386

Total noninterest expense	$4,753	$4,648

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Three months ended September 30, 2014 and 2013

(in thousands, except per share data)

	(unaudited) September 30, 2014	(unaudited) September 30, 2013

Income before income taxes	$1,752	$1,331
Income tax expense	505	91

Net income	$1,247	$1,240

Effective dividend and accretion on preferred stock	329	229

Net income available to common shareholders	$918	$1,011

Earnings per common share, basic and diluted	$0.19	$0.21

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Nine months ended September 30, 2014 and 2013

(in thousands, except per share data)

	(unaudited) September 30, 2014	(unaudited) September 30, 2013
Interest and Dividend Income
Interest and fees on loans	$13,154	$14,422
Interest on deposits in banks	33	45
Interest and dividends on securities available for sale:
Taxable interest	1,660	1,313
Tax-exempt interest	276	228
Dividends	62	56

Total interest and dividend income	$15,185	$16,064

Interest Expense
Interest on deposits	$1,115	$1,910
Interest on federal funds purchased	2	—
Interest on trust preferred capital notes	163	166
Interest on other borrowings	89	89

Total interest expense	$1,369	$2,165

Net interest income	$13,816	$13,899
Provision for (recovery of) loan losses	(700)	2,525

Net interest income after provision for (recovery of) loan losses	$14,516	$11,374

Noninterest Income
Service charges on deposit accounts	$1,928	$1,550
ATM and check card fees	1,067	1,071
Wealth management fees	1,450	1,233
Fees for other customer services	307	302
Income from bank owned life insurance	266	199
Net gains on sale of loans	—	171
Net (losses) on sale of securities available for sale	(69)	—
Other operating income	46	634

Total noninterest income	$4,995	$5,160

Noninterest Expense
Salaries and employee benefits	$7,731	$7,488
Occupancy	896	980
Equipment	898	889
Marketing	349	304
Stationery and supplies	258	222
Legal and professional fees	699	635
ATM and check card fees	493	502
FDIC assessment	384	710
Bank franchise tax	305	209
Other real estate owned, net	(62)	735
Telecommunications	219	212
Data processing	378	277
Loss on disposal of premises and equipment	2	3
Loss on land lease termination	—	206
Other operating expense	1,364	1,146

Total noninterest expense	$13,914	$14,518

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Nine months ended September 30, 2014 and 2013

(in thousands, except per share data)

	(unaudited) September 30, 2014	(unaudited) September 30, 2013

Income before income taxes	$5,597	$2,016
Income tax expense (benefit)	1,662	(468)

Net income	$3,935	$2,484

Effective dividend and accretion on preferred stock	810	684

Net income available to common shareholders	$3,125	$1,800

Earnings per common share, basic and diluted	$0.64	$0.37

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Three months ended September 30, 2014 and 2013

(in thousands)

	(unaudited) September 30, 2014	(unaudited) September 30, 2013

Net income	$1,247	$1,240
Other comprehensive income (loss), net of tax,
Unrealized holding gains (losses) on available for sale securities, net of tax $51 and $0, respectively	101	(501)
Reclassification adjustment for losses included in net income, net of tax $31 and $0, respectively	60	—

Total other comprehensive income (loss)	161	(501)

Total comprehensive income	$1,408	$739

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

Nine months ended September 30, 2014 and 2013

(in thousands)

	(unaudited) September 30, 2014	(unaudited) September 30, 2013

Net income	$3,935	$2,484
Other comprehensive income (loss), net of tax,
Unrealized holding gains (losses) on available for sale securities, net of tax $522 and $0, respectively	1,016	(3,194)
Reclassification adjustment for losses included in net income, net of tax $24 and $0, respectively	45	—

Total other comprehensive income (loss)	1,061	(3,194)

Total comprehensive income (loss)	$4,996	$(710)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Nine months ended September 30, 2014 and 2013

(in thousands)

	(unaudited) September 30, 2014	(unaudited) September 30, 2013
Cash Flows from Operating Activities
Net income	$3,935	$2,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	729	763
Origination of loans held for sale	(181)	(2,567)
Proceeds from sale of loans held for sale	1,450	3,241
Net gains on sales of loans held for sale	—	(171)
Provision for (recovery of) loan losses	(700)	2,525
Provision for other real estate owned	93	660
Net losses on sale of securities available for sale Net gains on sale of other real estate owned	69 (234)	— (53)
Losses on disposal of premises and equipment	2	3
Income from bank owned life insurance	(266)	(199)
Accretion of discounts and amortization of premiums on securities, net	490	709
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(25)	120
(Increase) decrease in other assets	720	(532)
Increase (decrease) in other liabilities	(1,056)	708

Net cash provided by operating activities	$5,026	$7,691

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$3,453	$1,850
Proceeds from maturities, calls, and principal payments of securities available for sale	10,408	19,373
Purchase of securities available for sale	(14,219)	(40,991)
Proceeds from redemption of restricted securities	168	170
Purchase of premises and equipment	(264)	(232)
Proceeds from sale of other real estate owned	1,502	2,927
Net (increase) decrease in loans	(19,415)	12,294

Net cash used in investing activities	$(18,367)	$(4,609)

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$719	$18,880
Net decrease in time deposits	(12,511)	(14,534)
Principal payments on other borrowings	(19)	(18)
Cash dividends paid on preferred stock	(707)	(568)
Cash dividends paid on common stock, net of reinvestment	(227)	—
Increase in federal funds purchased	5,325	—

Net cash provided by (used in) financing activities	$(7,420)	$3,760

Increase (decrease) in cash and cash equivalents	$(20,761)	$6,842

Cash and Cash Equivalents
Beginning	$31,508	$31,028

Ending	$10,747	$37,870

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Nine months ended September 30, 2014 and 2013

(in thousands)

	(unaudited) September 30, 2014	(unaudited) September 30, 2013
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,403	$2,219

Income Taxes	$601	$310

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains (losses) on securities available for sale	$1,607	$(3,194)

Transfer from loans to loans held for sale	$1,450	$—

Transfer from loans to other real estate owned	$139	$748

Transfer from premises and equipment to other real estate owned	$—	$641

Transfer from other assets to other real estate owned	$—	$452

Issuance of common stock, dividend reinvestment plan	$18	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2014 and 2013

(in thousands)

(unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2012	$14,409	$6,127	$6,813	$18,399	$(859)	$44,889
Net income	—	—	—	2,484	—	2,484
Other comprehensive loss	—	—	—	—	(3,194)	(3,194)
Cash dividends on preferred stock	—	—	—	(568)	—	(568)
Accretion of preferred stock discount	116	—	—	(116)	—	—

Balance, September 30, 2013	$14,525	$6,127	$6,813	$20,199	$(4,053)	$43,611

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2013	$14,564	$6,127	$6,813	$27,360	$(1,304)	$53,560
Net income	—	—	—	3,935	—	3,935
Other comprehensive income	—	—	—	—	1,061	1,061
Cash dividends on common stock ($0.025 per share)	—	—	—	(245)	—	(245)
Issuance of 2,148 shares common stock, dividend reinvestment plan	—	3	15	—	—	18
Cash dividends on preferred stock	—	—	—	(707)	—	(707)
Accretion of preferred stock discount	31	—	—	(31)	—	—

Balance, September 30, 2014	$14,595	$6,130	$6,828	$30,312	$(243)	$57,622

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2014 and December 31, 2013, the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 and the cash flows and changes in shareholders’ equity for the nine months ended September 30, 2014 and 2013. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have an impact on its consolidated financial statements.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. Amortized costs and fair values of securities available for sale at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$83,746	$882	$(1,248)	$83,380
Obligations of states and political subdivisions	21,068	429	(172)	21,325
Corporate equity securities	1	4	—	5

	$104,815	$1,315	$(1,420)	$104,710

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$86,365	$670	$(2,138)	$84,897
Obligations of states and political subdivisions	18,647	350	(598)	18,399
Corporate equity securities	1	4	—	5

	$105,013	$1,024	$(2,736)	$103,301

Notes to Consolidated Financial Statements

(unaudited)

At September 30, 2014 and December 31, 2013, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	September 30, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$15,817	$(205)	$33,557	$(1,043)	$49,374	$(1,248)
Obligations of states and political subdivisions	1,632	(5)	6,143	(167)	7,775	(172)

	$17,449	$(210)	$39,700	$(1,210)	$57,149	$(1,420)

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$49,810	$(1,755)	$10,180	$(383)	$59,990	$(2,138)
Obligations of states and political subdivisions	7,165	(422)	2,663	(176)	9,828	(598)

	$56,975	$(2,177)	$12,843	$(559)	$69,818	$(2,736)

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

At September 30, 2014, there were thirty-four U.S. agency and mortgage-backed securities and sixteen obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.0 years at September 30, 2014. At December 31, 2013, there were forty U.S. agency and mortgage-backed securities and twenty-one obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2013. The weighted-average re-pricing term of the portfolio was 4.5 years at December 31, 2013. The unrealized losses at September 30, 2014 in the U.S. agency and mortgage-backed securities portfolio and the obligation of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014, and no impairment has been recognized. Restricted securities are not part of the available for sale securities portfolio.

Notes to Consolidated Financial Statements

(unaudited)

The composition of restricted securities at September 30, 2014 and December 31, 2013 was as follows (in thousands):

	September 30, 2014	December 31, 2013
Federal Home Loan Bank stock	$740	$908
Federal Reserve Bank stock	846	846
Community Bankers’ Bank stock	50	50

	$1,636	$1,804

Note 3. Loans

Loans at September 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Real estate loans:
Construction and land development	$29,862	$34,060
Secured by 1-4 family residential	155,298	141,961
Other real estate loans	154,769	145,968
Commercial and industrial loans	22,943	22,803
Consumer and other loans	11,818	12,301

Total loans	$374,690	$357,093
Allowance for loan losses	(9,716)	(10,644)

Loans, net	$364,974	$346,449

Net deferred loan fees included in the above loan categories were $123 thousand and $18 thousand at September 30, 2014 and December 31, 2013, respectively. Consumer and other loans included $248 thousand and $279 thousand of demand deposit overdrafts at September 30, 2014 and December 31, 2013, respectively.

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

Notes to Consolidated Financial Statements

(unaudited)

The following table provides a summary of loan classes and an aging of past due loans as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$1,296	$72	$932	$2,300	$27,562	$29,862	$2,656	$165
1-4 family residential	646	287	977	1,910	153,388	155,298	1,357	402
Other real estate loans	1,604	71	3,082	4,757	150,012	154,769	4,529	1,581
Commercial and industrial	77	—	13	90	22,853	22,943	131	—
Consumer and other loans	31	—	—	31	11,787	11,818	—	—

Total	$3,654	$430	$5,004	$9,088	$365,602	$374,690	$8,673	$2,148

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$161	$2,852	$3,339	$6,352	$27,708	$34,060	$5,811	$—
1-4 family residential	1,561	316	136	2,013	139,948	141,961	953	27
Other real estate loans	1,077	1,636	74	2,787	143,181	145,968	4,756	—
Commercial and industrial	165	—	22	187	22,616	22,803	144	22
Consumer and other loans	41	5	—	46	12,255	12,301	14	—

Total	$3,005	$4,809	$3,571	$11,385	$345,708	$357,093	$11,678	$49

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

Pass – Loans classified as pass exhibit acceptable operating trends, balance sheet trends, and liquidity. Sufficient cash flow exists to service the loan. All obligations have been paid by the borrower as agreed.

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$20,448	$3,032	$6,382	$—	$29,862
Secured by 1-4 family residential	142,694	5,657	6,947	—	155,298
Other real estate loans	130,111	9,524	15,134	—	154,769
Commercial and industrial	22,446	198	299	—	22,943
Consumer and other loans	11,818	—	—	—	11,818

Total	$327,517	$18,411	$28,762	$—	$374,690

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$19,724	$3,500	$10,836	$—	$34,060
Secured by 1-4 family residential	130,048	5,378	6,535	—	141,961
Other real estate loans	118,663	10,227	17,078	—	145,968
Commercial and industrial	21,563	555	685	—	22,803
Consumer and other loans	12,287	—	14	—	12,301

Total	$302,285	$19,660	$35,148	$—	$357,093

Note 4. Allowance for Loan Losses

Transactions in the allowance for loan losses for the nine months ended September 30, 2014 and 2013 and for the year ended December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013	September 30, 2013
Balance at beginning of year	$10,644	$13,075	$13,075
Provision charged to (recovery from) operating expense	(700)	(425)	2,525
Loan recoveries	619	2,486	575
Loan charge-offs	(847)	(4,492)	(4,300)

Balance at end of period	$9,716	$10,644	$11,875

Notes to Consolidated Financial Statements

(unaudited)

The following tables present, as of September 30, 2014, December 31, 2013 and September 30, 2013, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology (in thousands):

	September 30, 2014
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2013	$2,710	$2,975	$4,418	$442	$99	$10,644
Charge-offs	(91)	(259)	(203)	(43)	(251)	(847)
Recoveries	79	10	340	16	174	619
Provision for (recovery of) loan losses	(832)	185	(131)	(58)	136	(700)

Ending Balance, September 30, 2014	$1,866	$2,911	$4,424	$357	$158	$9,716

Ending Balance:
Individually evaluated for impairment	626	133	914	36	—	1,709
Collectively evaluated for impairment	1,240	2,778	3,510	321	158	8,007

Loans:
Ending Balance	29,862	155,298	154,769	22,943	11,818	374,690

Individually evaluated for impairment	3,382	3,436	9,899	126	—	16,843
Collectively evaluated for impairment	26,480	151,862	144,870	22,817	11,818	357,847

	December 31, 2013
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2012	$2,481	$3,712	$6,163	$608	$111	$13,075
Charge-offs	(2,962)	(260)	(1,070)	(37)	(163)	(4,492)
Recoveries	—	823	1,304	179	180	2,486
Provision for (recovery of) loan losses	3,191	(1,300)	(1,979)	(308)	(29)	(425)

Ending Balance, December 31, 2013	$2,710	$2,975	$4,418	$442	$99	$10,644

Ending Balance:
Individually evaluated for impairment	882	190	263	44	—	1,379
Collectively evaluated for impairment	1,828	2,785	4,155	398	99	9,265

Loans:
Ending Balance	34,060	141,961	145,968	22,803	12,301	357,093

Individually evaluated for impairment	6,862	3,431	11,143	258	—	21,694
Collectively evaluated for impairment	27,198	138,530	134,825	22,545	12,301	335,399

Notes to Consolidated Financial Statements

(unaudited)

	September 30, 2013
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2012	$2,481	$3,712	$6,163	$608	$111	$13,075
Charge-offs	(2,923)	(260)	(976)	(31)	(110)	(4,300)
Recoveries	—	47	214	177	137	575
Provision for (recovery of) loan losses	3,385	(332)	(89)	(359)	(80)	2,525

Ending Balance, September 30, 2013	$2,943	$3,167	$5,312	$395	$58	$11,875

Ending Balance:
Individually evaluated for impairment	743	81	201	56	—	1,081
Collectively evaluated for impairment	2,200	3,086	5,111	339	58	10,794

Loans:
Ending Balance	34,404	142,446	156,691	21,316	11,970	366,827

Individually evaluated for impairment	7,217	3,439	6,690	244	—	17,590
Collectively evaluated for impairment	27,187	139,007	150,001	21,072	11,970	349,237

Impaired loans and the related allowance at September 30, 2014, December 31, 2013 and September 30, 2013, were as follows (in thousands):

	September 30, 2014
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$3,588	$2,129	$1,253	$3,382	$626	$6,289	$34
Secured by 1-4 family	4,384	2,686	750	3,436	133	3,200	108
Other real estate loans	10,453	7,499	2,400	9,899	914	10,635	188
Commercial and industrial	131	8	118	126	36	171	1
Consumer and other loans	—	—	—	—	—	—	—

Total	$18,556	$12,322	$4,521	$16,843	$1,709	$20,295	$331

Notes to Consolidated Financial Statements

(unaudited)

	December 31, 2013
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$9,086	$4,259	$2,603	$6,862	$882	$5,397	$204
Secured by 1-4 family	4,341	2,515	916	3,431	190	2,864	146
Other real estate loans	12,385	9,455	1,688	11,143	263	7,079	441
Commercial and industrial	260	114	144	258	44	669	14
Consumer and other loans	—	—	—	—	—	—	—

Total	$26,072	$16,343	$5,351	$21,694	$1,379	$16,009	$805

	September 30, 2013
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$9,441	$5,406	$1,811	$7,217	$743	$4,469	$217
Secured by 1-4 family	4,339	2,533	906	3,439	81	2,673	105
Other real estate loans	7,855	4,883	1,807	6,690	201	6,817	197
Commercial and industrial	245	16	228	244	56	795	9
Consumer and other loans	—	—	—	—	—	—	—

Total	$21,880	$12,838	$4,752	$17,590	$1,081	$14,754	$528

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table. The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on non-accrual loans.

As of September 30, 2014, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $1.9 million. At September 30, 2014, $796 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $1.9 million in TDRs at December 31, 2013, $829 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There was one new other real estate loan modified under a TDR during the nine month period ended September 30, 2014. The recorded investment for this loan prior to the modification totaled $283 thousand and the recorded investment after the modification totaled $344 thousand. There were no loans modified under TDRs during the three month period ended September 30, 2014 and the three and nine month periods ended September 30, 2013.

For the three and nine months ended September 30, 2014 and 2013, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or charged-off during the twelve month period subsequent to the modification.

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Other Real Estate Owned (OREO)

At September 30, 2014 and December 31, 2013, OREO totaled $1.8 million and $3.0 million, respectively. OREO is primarily comprised of residential lots, raw land, non-residential properties and residential properties, and are located primarily in the Commonwealth of Virginia. Changes in the balance for OREO are as follows (in thousands):

	For the nine months ended September 30, 2014	For the year ended December 31, 2013
Balance at the beginning of year, gross	$4,695	$7,764
Transfers in	139	2,036
Charge-offs	(1,302)	(1,564)
Sales proceeds	(1,502)	(3,618)
Gain on disposition	234	80
Depreciation	(1)	(3)

Balance at the end of period, gross	$2,263	$4,695
Less: valuation allowance	(456)	(1,665)

Balance at the end of period, net	$1,807	$3,030

Changes in the valuation allowance are as follows (in thousands):

	For the nine months ended		For the year ended
	September 30, 2014	September 30, 2013	December 31, 2013
Balance at beginning of year	$1,665	$2,174	$2,174
Provision for losses	93	660	1,055
Transfers in	—	63	—
Charge-offs, net	(1,302)	(1,332)	(1,564)

Balance at end of period	$456	$1,565	$1,665

Net expenses applicable to OREO, other than the provision for losses, were $79 thousand and $128 thousand for the nine months ended September 30, 2014 and 2013, respectively and $150 thousand for the year ended December 31, 2013.

Note 6. Other Borrowings

The Bank had unused lines of credit totaling $98.0 million and $108.4 million available with non-affiliated banks at September 30, 2014 and December 31, 2013, respectively. This amount primarily consists of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) under which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $62.6 million at September 30, 2014.

At September 30, 2014 and December 31, 2013, the Bank had borrowings from the FHLB system totaling $6.0 million which mature through December 28, 2018. The interest rate on these notes payable ranged from 1.78% to 2.04% and the weighted average rate was 1.91%. The Bank also had a letter of credit from the FHLB totaling $30.0 million and $25.0 million at September 30, 2014 and December 31, 2013, respectively. The Bank had collateral pledged on the borrowings and the letter of credit at September 30, 2014 and December 31, 2013 including real estate loans totaling $96.2 million and $78.6 million, respectively, and Federal Home Loan Bank stock with a book value of $740 thousand and $908 thousand, respectively.

At September 30, 2014 and December 31, 2013, the Bank had a note payable totaling $33 and $52 thousand, respectively, secured by a deed of trust, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan is 4.00%.

Notes to Consolidated Financial Statements

(unaudited)

Note 7. Capital Requirements

A comparison of the capital of the Company and the Bank at September 30, 2014 and December 31, 2013 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014:
Total Capital (to Risk Weighted Assets):
Consolidated	$71,084	18.92%	$30,063	8.00%	N/A	N/A
First Bank	$66,445	17.71%	$30,014	8.00%	$37,517	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$66,325	17.65%	$15,032	4.00%	N/A	N/A
First Bank	$61,693	16.44%	$15,007	4.00%	$22,510	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$66,325	12.74%	$20,832	4.00%	N/A	N/A
First Bank	$61,693	11.85%	$20,817	4.00%	$26,021	5.00%

December 31, 2013:
Total Capital (to Risk Weighted Assets):
Consolidated	$66,437	18.21%	$29,193	8.00%	N/A	N/A
First Bank	$60,578	16.62%	$29,160	8.00%	$36,450	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$61,800	16.94%	$14,597	4.00%	N/A	N/A
First Bank	$55,947	15.35%	$14,580	4.00%	$21,870	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$61,800	11.75%	$21,047	4.00%	N/A	N/A
First Bank	$55,947	10.68%	$20,948	4.00%	$26,184	5.00%

Note 8. Trust Preferred Capital Notes

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2014 and December 31, 2013 was 2.83% and 2.84%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the trust preferred securities.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2014 and December 31, 2013 was 1.83% and 1.85%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the trust preferred securities.

Notes to Consolidated Financial Statements

(unaudited)

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2014 and December 31, 2013, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Service cost	$86	$118	$260	$352
Interest cost	67	70	201	210
Expected return on plan assets	(78)	(76)	(236)	(227)
Amortization of net loss	—	27	—	82

Net periodic benefit cost	$75	$139	$225	$417

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

Note 10. Earnings per Common Share

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. The average number of common shares outstanding used to calculate basic and diluted earnings per common share were 4,902,716 and 4,901,464 for the three months ended September 30, 2014 and 2013, respectively, and 4,901,931 and 4,901,464 for the nine months ended September 30, 2014 and 2013 respectively.

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands).

		Fair Value Measurements at September 30, 2014
Description	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale
U.S. agency and mortgage-backed securities	$83,380	$—	$83,380	$—
Obligations of states and political subdivisions	21,325	—	21,325	—
Corporate equity securities	5	5	—	—

	$104,710	$5	$104,705	$—

		Fair Value Measurements at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale
U.S. agency and mortgage-backed securities	$84,897	$—	$84,897	$—
Obligations of states and political subdivisions	18,399	—	18,399	—
Corporate equity securities	5	5	—	—

	$103,301	$5	$103,296	$—

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

Notes to Consolidated Financial Statements

(unaudited)

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2) within the last twelve months. However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at September 30, 2014
Description	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans, net	$2,812	$—	$—	$2,812
Other real estate owned, net	1,807	—	—	1,807

		Fair Value Measurements at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans, net	$3,972	$—	$—	$3,972
Other real estate owned, net	3,030	—	—	3,030

Notes to Consolidated Financial Statements

(unaudited)

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted- Average)

Impaired loans, net	$2,812	Property appraisals	Selling cost	10%

Other real estate owned, net	$1,807	Property appraisals	Selling cost	7%

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

Borrowings and Federal Funds Purchased

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2014 and December 31, 2013, fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013 are as follows (in thousands):

	Fair Value Measurements at September 30, 2014 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$10,747	$10,747	$—	$—	$10,747
Securities	104,710	5	104,705	—	104,710
Restricted securities	1,636	—	1,636	—	1,636
Loans held for sale	181	—	181	—	181
Loans, net	364,974	—	—	371,773	371,773
Bank owned life insurance	11,244	—	11,244	—	11,244
Accrued interest receivable	1,327	—	1,327	—	1,327

Financial Liabilities
Deposits	$438,919	$—	$327,674	$111,148	$438,822
Federal funds purchased	5,325	—	5,325	—	5,325
Other borrowings	6,033	—	—	6,093	6,093
Trust preferred capital notes	9,279	—	—	10,028	10,028
Accrued interest payable	143	—	143	—	143

Notes to Consolidated Financial Statements

(unaudited)

	Fair Value Measurements at December 31, 2013 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$31,508	$31,508	$—	$—	$31,508
Securities	103,301	5	103,296	—	103,301
Restricted securities	1,804	—	1,804	—	1,804
Loans, net	346,449	—	—	353,874	353,874
Bank owned life insurance	10,978	—	10,978	—	10,978
Accrued interest receivable	1,302	—	1,302	—	1,302

Financial Liabilities
Deposits	$450,711	$—	$326,955	$124,422	$451,377
Other borrowings	6,052	—	—	6,095	6,095
Trust preferred capital notes	9,279	—	—	9,399	9,399
Accrued interest payable	177	—	177	—	177

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

Notes to Consolidated Financial Statements

(unaudited)

Note 13. Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss

Balance at December 31, 2012	$1,770	$(2,629)	$(859)
Unrealized holding losses (net of tax, $0)	(3,194)	—	(3,194)

Change during period	(3,194)	—	(3,194)

Balance at September 30, 2013	$(1,424)	$(2,629)	$(4,053)

Balance at December 31, 2013	$(1,129)	$(175)	$(1,304)
Unrealized holding gains (net of tax, $522)	1,016	—	1,016
Reclassification adjustment (net of tax, ($24))	45	—	45

Change during period	1,061	—	1,061

Balance at September 30, 2014	$(68)	$(175)	$(243)

The following tables present information related to reclassifications from accumulated other comprehensive loss for the three and nine month periods ended September 30, 2014 and 2013 (in thousands):

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	For the three months ended September 30,
	2014	2013
Securities available for sale:
Net securities losses reclassified into earnings	$91	$—	Net (losses) on sale of securities available for sale
Related income tax benefit	(31)	—	Income tax expense

Total reclassifications	$60	$—	Net of tax

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	For the nine months ended September 30,
	2014	2013
Securities available for sale:
Net securities losses reclassified into earnings	$69	$—	Net (losses) on sale of securities available for sale
Related income tax benefit	(24)	—	Income tax expense

Total reclassifications	$45	$—	Net of tax

Note 14. Subsequent Event

On November 12, 2014, the Board of Directors of the Company declared a quarterly dividend of $0.025 per common share, which is payable on December 19, 2014 to shareholders of record as of December 5, 2014.

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

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at September 30, 2014 and results of operations of the Company for the three and nine month periods ended September 30, 2014 and 2013 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2013. The results of operations for the three and nine month periods ended September 30, 2014 may not be indicative of the results to be achieved for the year.

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

Products, Services, Customers and Locations

The Bank’s primary market area is located within an hour commute of the Washington, D.C. Metropolitan Area. The Bank’s office locations are well-positioned in strong markets along the Interstate 81 and Interstate 66 corridors in the Shenandoah Valley region of Virginia. Within the market area, there are various types of industry including medical and professional services, manufacturing, retail, government contracting and higher education. Customers include individuals, small and medium-sized businesses, local governmental entities and non-profit organizations.

The Bank provides loan, deposit, wealth management and other products and services in the Shenandoah Valley region of Virginia. Loan products and services include personal loans, residential mortgages, home equity loans and commercial loans. Deposit products and services include checking, savings, NOW accounts, money market accounts, IRA accounts, certificates of deposit and cash management accounts. The Bank offers other services, including internet banking, mobile banking, remote deposit capture and other traditional banking services.

The Bank’s wealth management division offers estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, estate settlement, 401(k) and benefit plans. In addition, the division offers financial planning and brokerage services to individuals throughout the Bank’s market area.

The Bank launched a new mortgage division named “First Mortgage” during the second quarter of 2014. The mortgage division began originating residential mortgage loans to customers in the third quarter of 2014. The majority of loans originated in future periods are expected to be sold to investors in the secondary market. First Mortgage offers mortgage services to customers throughout the Shenandoah Valley of Virginia.

The Bank’s products and services are provided through 10 branch offices, 1 customer service center, 2 loan production offices, 25 ATMs and its website, www.fbvirginia.com. The loan production offices opened during 2014 in Staunton and Harrisonburg, Virginia. The Bank operates six of its offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, deposit, and wealth management personnel to be readily available to serve customers throughout the Bank’s market area. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2013.

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

The provision for loan losses and noninterest expense are generally the two major expense categories. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for or recovery of loan losses. The largest component of noninterest expense for the nine month period ended September 30, 2014 was salaries and employee benefits, comprising 56% of noninterest expenses, followed by occupancy and equipment expense, comprising 13% of noninterest expenses.

Quarterly Performance

For the three months ended September 30, 2014, net income totaled $1.2 million, which was unchanged compared to the same period in 2013. After the effective dividend on preferred stock, net income available to common shareholders was $918 thousand, or $0.19 per basic and diluted share, compared to $1.0 million, or $0.21 per basic and diluted share, for the same period in 2013. Return on average assets and return on average equity were 0.95% and 8.64%, respectively, for the third quarter of 2014 compared to 0.92% and 11.44% for the same quarter in 2013.

Net interest income increased by $122 thousand to $4.8 million, compared to the third quarter in 2013. The net interest margin was 3.92% for the third quarter of 2014 compared to 3.68% for the same period in 2013. The Bank recorded a recovery of loan losses of $100 thousand during the third quarter, compared to a provision for loan losses of $275 thousand for the same quarter in 2013. Noninterest income increased $29 thousand, or 2%, to $1.7 million compared to $1.6 million for the same period one year ago. Noninterest expense increased $105 thousand, or 2%, to $4.8 million for the quarter compared to $4.6 million for the same period in 2013.

Year-to-Date Performance

Net income totaled $3.9 million for the nine months ended September 30, 2014 compared to $2.5 million for the same period in 2013. After the effective dividend on preferred stock, net income available to common shareholders was $3.1 million, or $0.64 per basic and diluted share, compared to $1.8 million, or $0.37 per basic and diluted share, for the same period in 2013. Return on average assets and return on average equity were 1.00% and 9.41%, respectively, for the nine months ended September 30, 2014 compared to 0.62% and 7.48% for the same period in 2013.

For the nine months ended September 30, 2014, net interest income decreased 1%, or $83 thousand, compared to the same period of 2013. The net interest margin was 3.82% for the nine months ended September 30, 2014 compared to 3.73% for the same period in 2013. The Bank recorded a recovery of loan losses of $700 thousand, compared to a provision for loan losses of $2.5 million for the same period one year ago. Noninterest income decreased $165 thousand, or 3%, to $5.0 million compared to $5.2 million when comparing the two periods primarily because the Company recorded a $543 thousand one-time gain on termination of a post-retirement obligation for directors during the same period of 2013. Noninterest income, excluding the one-time gain on termination of a post-retirement obligation for directors, increased 8%, or $378 thousand, compared to the same period one year ago. Noninterest expense decreased $604 thousand, or 4%, to $13.9 million compared to $14.5 million for the same period in 2013.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding OREO income/(expense), securities losses, loss on disposal of premises and equipment, and loss on land lease termination, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding the gain on termination of postretirement benefit obligation. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Noninterest expense	$4,753	$4,648	$13,914	$14,518
Add/(Subtract): other real estate owned income / (expense), net	23	(252)	62	(735)
Subtract: losses on premises and equipment, net	—	—	(2)	(3)
Subtract: loss on land lease termination	—	—	—	(206)

	$4,776	$4,396	$13,974	$13,574

Tax-equivalent net interest income	$4,822	$4,691	$14,041	$14,076
Noninterest income	1,654	1,625	4,995	5,160
Add: securities losses, net	91	—	69	—
Subtract: gain on termination of postretirement benefit obligation	—	—	—	(543)

	$6,567	$6,316	$19,105	$18,693

Efficiency ratio	72.74%	69.60%	73.15%	72.62%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

GAAP measures:
Interest income - loans	$4,536	$4,673	$13,154	$14,422
Interest income - investments and other	645	613	2,031	1,642
Interest expense - deposits	(343)	(572)	(1,115)	(1,910)
Interest expense - other borrowings	(30)	(30)	(89)	(89)
Interest expense - trust preferred capital notes	(55)	(55)	(163)	(166)
Interest expense - other	(2)	—	(2)	—

Total net interest income	$4,751	$4,629	$13,816	$13,899

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$27	$23	$83	$60
Tax benefit realized on non-taxable interest income - municipal securities	44	39	142	117

Total tax benefit realized on non-taxable interest income	$71	$62	$225	$177

Total tax-equivalent net interest income	$4,822	$4,691	$14,041	$14,076

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

The general component covers loans that are not considered impaired and is based on historical loss experience adjusted for qualitative factors. The historical loss experience is calculated by loan type and uses an average loss rate during the preceding twelve quarters. The qualitative factors are assigned by management based on delinquencies and asset quality, national and local economic trends, effects of the changes in the value of underlying collateral, trends in volume and nature of loans, effects of changes in the lending policy, the experience and depth of management, concentrations of credit, quality of the loan review system and the effect of external factors such as competition and regulatory requirements. The factors assigned differ by loan type. The general allowance estimates losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. For further information regarding the allowance for loan losses see Note 4 to the Consolidated Financial Statements.

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

Lending Policies

General

In an effort to manage risk, the Bank’s loan policy gives loan amount approval limits to individual loan officers based on their position within the Bank and level of experience. The Management Loan Committee can approve new loans up to their authority. The Board Loan Committee approves all loans which exceed the authority of the Management Loan Committee. The full Board of Directors must approve loans which exceed the authority of the Board Loan Committee, up to the Bank’s legal lending limit. The Board Loan Committee currently consists of five directors, four of which are non-management directors. The Board Loan Committee approves the Bank’s Loan Policy and reviews the loan watch list, concentrations of credit and other risk management reports. The Board Loan Committee meets on a monthly basis and the Chairman of the Committee then reports to the Board of Directors.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At September 30, 2014, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $65.3 million.

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

Net Interest Income

Net interest income totaled $4.8 million for the third quarter of 2014, which was a $122 thousand increase when compared to the same period a year ago. The net interest margin increased to 3.92% from 3.68% and average earning assets were $18.3 million lower when comparing the periods. Interest-earning asset yields increased 8 basis points while the cost of funds decreased 16 basis points, which resulted in a higher net interest margin for the third quarter of 2014 compared to the same quarter in 2013. Interest-earning asset yields increased from higher yields earned on securities along with higher balances of securities when comparing to the same period in 2013. The cost of funds decreased primarily from lower yields on time deposits and lower balances of time deposits when comparing the periods.

For the nine months ended September 30, 2014, net interest income totaled $13.8 million, which was a 1% decrease when compared to the same period a year ago. The net interest margin increased to 3.82% from 3.73% and average earning assets were $13.4 million lower when comparing the periods. Interest-earning asset yields decreased 11 basis points while the cost of funds decreased 21 basis points. Interest-earning asset yields decreased from lower yields earned on loans, as well as higher balances of securities and lower balances of loans, when comparing to the same period in 2013. Although interest-earning asset yields fell during the period, decreases in the cost of funds exceeded the decrease in the yields on interest-earning assets, which resulted in a higher net interest margin for the 2014 period compared to the 2013 period.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
	For the three months ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$95,373	$536	2.23%	$95,075	$498	2.08%
Tax-exempt (1)	11,945	131	4.32%	8,401	119	5.60%
Restricted	1,636	20	4.75%	1,804	18	4.05%

Total securities	$108,954	$687	2.50%	$105,280	$635	2.39%
Loans: (2)
Taxable	$364,769	$4,485	4.88%	$369,677	$4,630	4.97%
Tax-exempt (1)	6,960	76	4.35%	5,802	66	4.55%

Total loans	$371,729	$4,561	4.87%	$375,479	$4,696	4.96%
Federal funds sold	—	—	—	4	—	—
Interest-bearing deposits with other institutions	6,858	4	0.21%	25,124	17	0.27%

Total earning assets	$487,541	$5,252	4.27%	$505,887	$5,348	4.19%
Less: allowance for loan losses	(10,001)			(13,050)
Total non-earning assets	44,082			43,048

Total assets	$521,622			$535,885

Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$108,908	$41	0.15%	$114,969	$70	0.24%
Regular savings	101,533	22	0.09%	98,967	35	0.14%
Money market accounts	18,760	5	0.10%	17,720	5	0.12%
Time deposits:
$100,000 and over	47,304	142	1.19%	62,258	228	1.45%
Under $100,000	61,057	126	0.81%	76,232	219	1.14%
Brokered	4,977	7	0.55%	10,441	15	0.58%

Total interest-bearing deposits	$342,539	$343	0.40%	$380,587	$572	0.60%
Federal funds purchased	1,059	2	0.90%	1	—	—
Trust preferred capital notes	9,279	55	2.35%	9,279	55	2.39%
Other borrowings	6,036	30	1.95%	6,061	30	1.96%

Total interest-bearing liabilities	$358,913	$430	0.47%	$395,928	$657	0.66%
Non-interest bearing liabilities
Demand deposits	103,352			92,071
Other liabilities	2,140			4,885

Total liabilities	$464,405			$492,884
Shareholders’ equity	57,217			43,001

Total liabilities and Shareholders’ equity	$521,622			$535,885

Net interest income		$4,822			$4,691

Interest rate spread			3.80%			3.53%
Cost of funds			0.37%			0.53%
Interest expense as a percent of average earning assets			0.35%			0.52%
Net interest margin			3.92%			3.68%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $71 thousand and $62 thousand for the three months ended September 30, 2014 and 2013, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
	For the nine months ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$96,497	$1,660	2.30%	$89,677	$1,313	1.96%
Tax-exempt (1)	12,096	418	4.62%	7,696	345	5.99%
Restricted	1,686	62	4.89%	1,856	56	4.04%

Total securities	$110,279	$2,140	2.59%	$99,229	$1,714	2.31%
Loans: (2)
Taxable	$354,712	$12,994	4.90%	$376,332	$14,305	5.08%
Tax-exempt (1)	7,315	243	4.44%	5,068	177	4.67%

Total loans	$362,027	$13,237	4.89%	$381,400	$14,482	5.08%
Federal funds sold	—	—	—	2	—	—
Interest-bearing deposits with other institutions	19,137	33	0.23%	24,166	45	0.25%

Total earning assets	$491,443	$15,410	4.19%	$504,797	$16,241	4.30%
Less: allowance for loan losses	(10,376)			(13,181)
Total non-earning assets	44,981			43,642

Total assets	$526,048			$535,258

Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$114,144	$131	0.15%	$111,588	$236	0.28%
Regular savings	101,777	66	0.09%	99,847	122	0.16%
Money market accounts	19,190	16	0.11%	16,220	15	0.13%
Time deposits:
$100,000 and over	48,514	456	1.26%	63,449	738	1.56%
Under $100,000	64,178	423	0.88%	79,182	749	1.26%
Brokered	4,914	23	0.62%	10,196	50	0.66%

Total interest-bearing deposits	$352,717	$1,115	0.42%	$380,482	$1,910	0.67%
Federal funds purchased	358	2	0.90%	1	—	—
Trust preferred capital notes	9,279	163	2.35%	9,279	166	2.40%
Other borrowings	6,043	89	1.96%	6,067	89	1.96%

Total interest-bearing liabilities	$368,397	$1,369	0.50%	$395,829	$2,165	0.73%
Non-interest bearing liabilities
Demand deposits	99,326			90,237
Other liabilities	2,444			4,778

Total liabilities	$470,167			$490,844
Shareholders’ equity	55,881			44,414

Total liabilities and Shareholders’ equity	$526,048			$535,258

Net interest income		$14,041			$14,076

Interest rate spread			3.69%			3.57%
Cost of funds			0.39%			0.60%
Interest expense as a percent of average earning assets			0.37%			0.57%
Net interest margin			3.82%			3.73%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $225 thousand and $177 thousand for the nine months ended September 30, 2014 and 2013, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

Provision for Loan Losses

The Bank recorded recovery of loan losses of $100 thousand during the third quarter, which resulted in a total allowance for loan losses of $9.7 million or 2.59% of total loans at September 30, 2014. This compared to a provision for loan losses of $275 thousand and an allowance for loan losses of $11.9 million, or 3.24% of total loans, at the end of the same quarter in 2013. The recovery of loan losses during the third quarter of 2014 was primarily a result of a decrease in the specific allocation from the improvement and resolution of certain impaired loans during the quarter. Net charge-offs totaled $190 thousand for the third quarter of 2014 compared to $878 thousand of net charge-offs for the same period in 2013.

For the nine months ended September 30, 2014, recovery of loan losses totaled $700 thousand, compared to provision for loan losses of $2.5 million for the same period in 2013. The recovery of loan losses in 2014 was primarily the result of the improvement in the historical loss component of the calculation for allowance for loan losses offset by increases in specific reserves of $330 thousand from December 31, 2013. In 2013, the provision for loan losses resulted from net charge-offs and their impact on the historical loss component of the allowance for loan losses. Net charge-offs totaled $228 thousand for the nine months ended September 30, 2014 compared to $3.7 million for the same period in 2013.

Noninterest Income

Noninterest income increased $29 thousand, or 2%, to $1.7 million for the third quarter compared to $1.6 million for the same period one year ago. Revenue from wealth management fees increased by $88 thousand, or 22% and income from bank owned life insurance increased by $35 thousand, or 51%, comparing the third quarter to the same period one year ago. The increase in wealth management fees resulted primarily from higher balances of assets under management during the third quarter of 2014, compared to the same period one year ago. These increases were partially offset by $91 thousand of net losses on sale of securities available for sale.

For the nine months ended September 30, 2014, noninterest income decreased $165 thousand, or 3%, to $5.0 million compared to $5.2 million for the same period one year ago. The decrease in noninterest income was primarily the result of a one-time gain of $543 thousand recorded on termination of a post-retirement obligation for directors, included in other operating income, during the same period of 2013. Noninterest income, excluding the one-time gain on termination of a post-retirement obligation for directors, increased 8%, or $378 thousand, compared to the same period one year ago. Revenue from service charges on deposit accounts increased by $378 thousand, or 24%, revenue from wealth management fees increased by $217 thousand, or 18%, and income from bank owned life insurance increased by $67 thousand, or 34%, when comparing the periods. Revenue from service charges on deposit accounts increased primarily from increased checking account activity compared to the same period one year ago.

Noninterest Expense

Noninterest expense increased $105 thousand, or 2%, to $4.8 million for the quarter compared to $4.6 million for the same quarter of 2013. The increase in noninterest expense was primarily due to a $257 thousand, or 11% increase in expenses related to salaries and employee benefits and a $105 thousand, or 27% increase in other operating expense, when comparing the periods. Increases in salaries and employee benefits were impacted by the launch of First Mortgage, a new division of the Bank that began operations in May, along with the addition of a chief credit officer and three experienced commercial lenders. Increases in other operating expenses were primarily attributable to recruiting expenses pertaining to the new hires and additional expenses relating to the launch of the new mortgage division. These increases were partially offset by a $275 thousand decrease in expenses related to other real estate owned and a $99 thousand, or 52% decrease in FDIC assessment expenses, compared to the same period one year ago.

For the nine months ended September 30, 2014, noninterest expense decreased $604 thousand, or 4%, to $13.9 million compared to $14.5 million for the same period in the prior year. Expenses related to other real estate owned decreased $797 thousand, FDIC assessment expenses decreased $326 thousand, or 46%, and occupancy expenses decreased $84 thousand, or 9%, compared to the same period one year ago. Decreases in expenses related to other real estate owned resulted primarily from decreased write-downs in the carrying value of OREO property when comparing the periods. FDIC assessment expense decreased primarily as a result of an adjustment to the prepaid FDIC assessment balance during the first nine months of 2013. During the first nine months of 2014, the Company did not record a loss on land lease termination compared to a $206 thousand loss in 2013 that resulted from the Company’s decision to terminate a land lease for branch expansion. Occupancy expenses decreased, when comparing the periods, primarily because of the decrease in lease payments associated with the terminated land lease. These decreases were partially offset by increases in other operating expenses of $218 thousand, or 19%, increases of $101 thousand, or 36%, in data processing expenses, and increases of $96 thousand, or 46%, in bank franchise tax. Other operating expenses increased primarily from a new feature provided to checking account customers and additional loan expenses associated with the growth of the loan portfolio. Increases in data processing were primarily attributable to the shift in customer behavior from traditional to electronic services. Bank franchise tax increased because of higher levels of capital when comparing the periods.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and nine month periods ended September 30, 2014 and 2013. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 10 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Financial Condition

General

Assets totaled $519.4 million at September 30, 2014 compared to $522.9 million at December 31, 2013. Assets under management of the wealth management division of the Bank increased by $20.9 million, or 7%, to $305.6 million at September 30, 2014 compared to $284.7 million at December 31, 2013. Assets managed by the wealth management division are not reflected on the Company’s consolidated balance sheet.

Loans

Loans, net of the allowance for loan losses, increased $18.5 million or 5% to $365.0 million at September 30, 2014, compared to $346.5 million at December 31, 2013. Although the Company believes loan demand remained relatively low in its market area, loan origination amounts increased during the first nine months of 2014.

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

A substantial portion of the loan portfolio is represented by residential and commercial loans secured by real estate throughout the Shenandoah Valley region of Virginia. The ability of the Bank’s debtors to honor their contracts may be impacted by the real estate and general economic conditions in this area.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing increased to $2.1 million at September 30, 2014, compared to $49 thousand at December 31, 2014. The increase was primarily attributable to one loan relationship that is expected to return to current status during the fourth quarter of 2014. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $16.8 million and $21.7 million at September 30, 2014 and December 31, 2013, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $1.9 million in loans classified as TDRs as of September 30, 2014 and December 31, 2013.

Asset Quality

Management classifies as non-performing assets non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank had $1.8 million and $3.0 million in OREO, net of the valuation allowance, at September 30, 2014 and December 31, 2013, respectively. The valuation allowance for other real estate owned totaled $456 thousand and $1.7 million at September 30, 2014 and December 31, 2013, respectively.

Non-performing assets were $10.5 million at September 30, 2014 and $14.7 million at December 31, 2013, representing 2.02% and 2.81% of total assets, respectively. Non-performing assets included $8.7 million in non-accrual loans and $1.8 million in OREO, net of the valuation allowance at September 30, 2014. This compares to $11.7 million in non-accrual loans and $3.0 million in OREO, net of the valuation allowance at December 31, 2013.

The levels of non-performing assets at September 30, 2014 and December 31, 2013 were primarily attributable to weak local economic conditions that negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in real estate development and commercial and residential real estate. At September 30, 2014, 43% of non-performing assets related to commercial real estate loans, 40% related to construction and land development loans, 13% related to residential real estate loans, 3% related to properties originally acquired for branch expansion no longer intended to be used for that purpose and 1% related to commercial and industrial loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $20.1 million and $23.5 million at September 30, 2014 and December 31, 2013, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $9.7 million at September 30, 2014 and $10.6 million at December 31, 2013, representing 2.59% and 2.98% of total loans, respectively. The decrease in the allowance was primarily a result of a decrease in the general allocation from an improvement in the historical loss experience in excess of the increase in specific reserves required on impaired loans. Recoveries of loan losses of $832 thousand, $131 thousand, and $58 thousand were experienced in the Construction and Land Development, Other Real Estate, and Commercial and Industrial loan classes, respectively, during the nine month period ended September 30, 2014. The recoveries of loan losses in the Construction and Land Development and Commercial and Industrial loan classes were primarily attributable to decreases in the specific reserve and decreases in the general allocation from improvements in the historical loss experience. The recovery of loan losses in the Other Real Estate loan class resulted from a decrease in the general allocation from an improvement in the historical loss experience that exceeded the increase in the specific reserve.

Impaired loans totaled $16.8 million and $21.7 million at September 30, 2014 and December 31, 2013, respectively. The related allowance for loan losses provided for these loans totaled $1.7 million and $1.4 million at September 30, 2014 and December 31, 2013, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2014 and the year ended December 31, 2013 was $20.3 million and $16.0 million, respectively. Included in the impaired loans total at September 30, 2014 are loans classified as TDRs totaling $1.9 million. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of September 30, 2014, $796 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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

Securities

Securities at September 30, 2014 totaled $104.7 million, an increase of $1.4 million or 1% from $103.3 million at December 31, 2013. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of September 30, 2014, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios. Gross unrealized gains in the securities portfolio totaled $1.3 million and $1.0 million at September 30, 2014 and December 31, 2013, respectively. Gross unrealized losses totaled $1.4 million and $2.7 million at September 30, 2014 and December 31, 2013, respectively. Investments in an unrealized loss position were considered temporarily impaired at September 30, 2014 and December 31, 2013. The change in the unrealized gains and losses of investment securities from December 31, 2013 to September 30, 2014 was related to changes in market interest rates.

Deposits

Deposits totaled $438.9 million at September 30, 2014, a decrease of $11.8 million or 3% from $450.7 million at December 31, 2013. Non-interest bearing demand deposits increased $10.1 million or 11% to $103.0 million during the first nine months of 2014 from $92.9 million at December 31, 2013. Savings and interest-bearing demand deposits decreased $9.4 million or 4% to $224.7 million at September 30, 2014 compared to $234.1 million at December 31, 2013. Time deposits, which include brokered deposits, decreased $12.5 million or 10% during the first nine months of 2014 to $111.2 million compared to $123.8 million at December 31, 2013.

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

At September 30, 2014, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $79.5 million. At September 30, 2014, 18% or $68.8 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $98.0 million at September 30, 2014, which included $62.6 million available from FHLB, $31.7 million of unsecured federal funds lines of credit with other correspondent banks and $3.7 million available through the Federal Reserve Discount Window.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 18.92% at September 30, 2014 and a ratio of Tier 1 capital to risk-weighted assets of 17.65%. The Bank had a ratio of total capital to risk-weighted assets of 17.71% and a ratio of Tier 1 capital to risk-weighted assets of 16.44% at September 30, 2014. All of these exceed the capital requirements adopted by the federal regulatory agencies.

Under present regulations, trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2014 and December 31, 2013, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital. The Company is current on the interest payments on its trust preferred capital notes.

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

On November 12, 2014, the Board of Directors of First National Corporation declared a quarterly dividend of $0.025 per common share, which is payable on December 19, 2014 to shareholders of record as of December 5, 2014.

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

Commitments to extend credit, which amounted to $58.3 million at September 30, 2014, and $59.1 million at December 31, 2013, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and might not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At September 30, 2014 and December 31, 2013, the Bank had $6.1 million and $7.6 million in outstanding standby letters of credit, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A.	Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

3.1	By-laws of First National Corporation (as restated in electronic format as of August 13, 2014), attached as Exhibit 3.1 to the Current Report on Form 8-K filed August 19, 2014 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	November 14, 2014
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	November 14, 2014
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

3.1	By-laws of First National Corporation (as restated in electronic format as of August 13, 2014), attached as Exhibit 3.1 to the Current Report on Form 8-K filed August 19, 2014 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.