Form 10-K
period 2014-12-31
FIRST NATIONAL CORP /VA/
filed 2015-03-27
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2014 was $27,643,395.

The number of outstanding shares of common stock as of March 20, 2015 was 4,909,714.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2015 Annual Meeting of Shareholders – Part III

Part I

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	conditions in the financial markets and economic conditions may adversely affect the Company’s business;

•	the inability of the Company to successfully manage its growth or implement its growth strategy;

•	difficulties in combining the operations of acquired bank branches or entities with the Company’s own operations;

•	intense competition from other financial institutions both in making loans and attracting deposits;

•	consumers may increasingly decide not to use the Bank to complete their financial transactions;

•	limited availability of financing or inability to raise capital;

•	exposure to operational, technological, and organizational risk;

•	reliance on other companies to provide key components of their business infrastructure;

•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;

•	operational functions of business counterparties over which the Company may have limited or no control may experience disruptions;

•	nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition;

•	allowance for loan losses may prove to be insufficient to absorb losses in the loan portfolio;

•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;

•	legislative or regulatory changes or actions, or significant litigation;

•	the limited trading market for the Company’s common stock; it may be difficult to sell shares;

•	unexpected loss of management personnel;

•	losses that could arise from breaches in cyber-security;

•	increases in FDIC insurance premiums could adversely affect the Company’s profitability;

•	the ability to retain customers and secondary funding sources if the Bank’s reputation would become damaged;

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Bank’s customers’ ability to repay loans; and

•	other factors identified in Item 1A, “Risk Factors”, below.

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

Products and Services

The Bank’s primary market area is currently located within an hour commute of the Washington, D.C. Metropolitan Area. The Bank’s office locations are well-positioned in strong markets along the Interstate 81 and Interstate 66 corridors in the Shenandoah Valley region of Virginia. Within the market area, there are various types of industry including medical and professional services, manufacturing, retail, government contracting and higher education. Customers include individuals, small and medium-sized businesses, local governmental entities and non-profit organizations.

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

The Bank’s products and services are provided through 10 branch offices, 1 customer service center, 2 loan production offices, 25 ATMs and its website, www.fbvirginia.com. Upon the completion of a pending branch acquisition scheduled to close in April 2015, the Bank expects to add four branch office locations in the Shenandoah Valley region of Virginia located in Woodstock, Staunton, Waynesboro and Elkton, and two branch offices in central Virginia located in Farmville and Dillwyn. After the transaction closes, the Bank expects to operate a total of 16 branch offices with approximately $750 million in total assets. The loan production offices were opened during 2014 and are located in Staunton and Harrisonburg, Virginia. The Bank operates six of its branch offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, deposit, and wealth management personnel to be readily available to serve customers throughout the Bank’s market area. For the location of each of these Financial Centers, see Item 2 of this Form 10-K.

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

The Company believes its competitive advantages include long-term customer relationships, local management and directors, a commitment to excellent customer service, dedicated and loyal employees, and the support of and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-sized businesses and local governmental entities within its communities. According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2014, the Bank was ranked first in Shenandoah County with $226.5 million in deposits, representing 30% of the total deposit market; third in Warren County with $50.2 million or 11% of the market; and fourth in Winchester and Frederick County with $179.1 million or 9% of the market. The Bank was ranked third overall in its market area with 14% of the total deposit market.

No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.

Employees

At December 31, 2014, the Company and the Bank employed a total of 156 full-time equivalent employees. The Company considers relations with its employees to be excellent.

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

Regulatory Reform – The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, implemented and continues to implement significant changes to the regulation of the financial services industry, including provisions that, among other things:

•	Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Consumer Financial Protection Bureau (CFPB), with broad rulemaking, supervisory and enforcement authority with respect to a wide range of consumer protection laws that generally apply to all banks and thrifts. Smaller financial institutions, including the Bank, continue to be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies.

•	Require the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction.

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.

•	Implement corporate governance revisions, including advisory votes on executive compensation by stockholders.

•	Established extensive requirements applicable to mortgage lending, including detailed requirements concerning mortgage originator compensation and underwriting, high-cost mortgages, servicing, appraisals, counseling and other matters.

•	Make permanent the $250,000 limit for federal deposit insurance.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

The Dodd-Frank Act amends the Bank Holding Company Act of 1956, as amended (the “BHCA”) to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Federal Reserve Board issued final rules implementing the Volcker Rule on December 10, 2013. The Volcker Rule became effective on July 21, 2012 and the final rules were effective April 1, 2014, but the Federal Reserve Board issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2017. We do not currently anticipate that the Volcker Rule will have a material effect on the operations of the holding company or the Bank, as we generally do not engage in activities or hold investments impacted by the Volcker Rule.

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

The Company

General. As a bank holding company registered under the BHCA, the Company is subject to supervision, regulation, and examination by the Federal Reserve. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation, and examination by the Virginia State Corporation Commission (the “SCC”).

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

In July 2013, the Federal Reserve Board released its final rules which will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The new rules were effective January 1, 2015. Under the final rule, minimum requirements will increase for both the quality and quantity of capital held by banking organizations. In this respect, the final rule implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Consistent with the international Basel framework, the rule includes a new minimum ratio of Common Equity Tier 1 Capital to Risk-Weighted Assets of 4.5% and a Common Equity Tier 1 Capital conservation buffer of 2.5% of risk-weighted assets. The conservation buffer will be phased in from 2016 through 2019. The rule also, among other things, raises the minimum ratio of Tier 1 Capital to Risk-Weighted Assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

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

Capital Requirements. The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U. S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of the Federal Reserve, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%. At least half of the total capital is required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company were 18.67% and 19.93%, respectively, as of December 31, 2014, thus exceeding the minimum requirements. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 17.88% and 19.14%, respectively, as of December 31, 2014, also exceeding the minimum requirements.

Each of the federal regulatory agencies has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory examination rating and are not contemplating significant growth or expansion. As of December 31, 2014, the Tier 1 leverage ratios of the Company and the Bank were 13.47% and 12.90%, respectively, well above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

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

The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. On February 7, 2011, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase for holding long-term unsecured or subordinated debt issued by other insured depository institutions known as the Depository Institution Debt Adjustment or DIDA; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits.

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

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank (a “10% Shareholder”), are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

Prompt Corrective Action. Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank meets the definition of being “well capitalized” as of December 31, 2014.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2014, the Company had not been made aware of any instances of non-compliance with the guidance.

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

An investment in the Company’s securities involves risks. In addition to the other information set forth in this report, investors in the Company’s securities should carefully consider the factors discussed below. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations and capital position, and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of the Company’s securities could decline.

Risks Related To The Company’s Business

The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally.

The community banking industry is directly affected by national, regional, and local economic conditions. The economies in the Company’s market areas continued to show improvement during 2014. Management allocates significant resources to mitigate and respond to risks associated with the current economic conditions, however, such conditions cannot be predicted or controlled. Therefore, such conditions, including a reduction in federal government spending, a flatter yield curve, and extended low interest rates, could adversely affect the credit quality of the Company’s loans, and/or the Company’s results of operations and financial condition. The Company’s financial performance is dependent on the business environment in the markets where the Company operates, in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers. In addition, the Company holds securities which can be significantly affected by various factors including credit ratings assigned by third parties. An adverse credit rating in securities held by the Company could result in a reduction of the fair value of its securities portfolio and have an adverse impact on its financial condition. While general economic conditions in Virginia and the U.S. continued to improve in 2014, there can be no assurance that this improvement will continue.

The inability of the Company to successfully manage its growth or implement its growth strategy may adversely affect the Company’s results of operations and financial conditions.

The Company may not be able to successfully implement its growth strategy if it is unable to expand market share in existing locations, identify attractive markets, locations, or opportunities to expand in the future. In addition, the ability to manage growth successfully depends on whether the Company can maintain adequate capital levels, maintain cost controls, effectively manage asset quality, and successfully integrate any expanded business divisions or acquired businesses into the organization.

As the Company continues to implement its growth strategy by opening new branches or acquiring branches or banks, it expects to incur increased personnel, occupancy, and other operating expenses. In the case of new branches, the Company must absorb those higher expenses while it begins to generate new deposits. In the case of acquired branches, the Company must absorb higher expenses while it begins deploying the newly assumed deposit liabilities. With either new branches opened or branches acquired, there would be a time lag involved in deploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, the Company’s plans to expand could depress earnings in the short run, even if it efficiently executes a branching strategy leading to long-term financial benefits.

Difficulties in combining the operations of acquired bank branches or entities with the Company’s own operations may prevent the Company from achieving the expected benefits from acquisitions.

The Company may not be able to achieve fully the strategic objectives and operating efficiencies expected in an acquisition. Inherent uncertainties exist in integrating the operations of an acquired entity. In addition, the markets and industries in which the Company and its potential acquisition targets operate are highly competitive. The Company may lose customers or the customers of acquired entities as a result of an acquisition; the Company may lose key personnel, either from the acquired entity or from itself; and the Company may not be able to control the incremental increase in noninterest expense arising from an acquisition in a manner that improves its overall operating efficiencies. These factors could contribute to the Company’s not achieving the expected benefits from its acquisitions within desired time frames, if at all. Future business acquisitions could be material to the Company and it may issue additional shares of common stock to support those acquisitions, which would dilute current shareholders’ ownership interests. Acquisitions also could require the Company to use substantial cash or other liquid assets or to incur debt; the Company could therefore become more susceptible to economic downturns and competitive pressures.

The Company faces substantial competition that could adversely affect the Company’s growth and/or operating results.

The Company operates in a competitive market for financial services and faces intense competition from other financial institutions both in making loans and attracting deposits which can greatly affect pricing for its products and services. The Company’s primary competitors include community, regional, and national banks as well as credit unions and mortgage companies. Many of these financial institutions have been in business for many years, are significantly larger, have established customer bases and have greater financial resources and higher lending limits. In addition, credit unions are exempt from corporate income taxes, providing a significant competitive pricing advantage. Accordingly, some of the Company’s competitors in its market have the ability to offer products and services that it is unable to offer or to offer at more competitive rates.

Consumers may increasingly decide not to use the Bank to complete their financial transactions, which would have a material adverse impact on the Company’s financial condition and operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

The Company’s mortgage revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact the Company’s profits.

The success of the Bank’s mortgage division is dependent upon its ability to originate loans and sell them to investors. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Loan production levels may suffer if the Bank experiences a slowdown in the local housing market or tightening credit conditions. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect the Bank’s mortgage originations and, consequently, could significantly reduce its income from mortgage activities. As a result, these conditions would also adversely affect the Company’s results of operations.

Deteriorating economic conditions may also cause home buyers to default on their mortgages. In certain cases where the Bank has originated loans and sold them to investors, the Bank may be required to repurchase loans or provide a financial settlement to investors if it is proven that the borrower failed to provide full and accurate information on, or related to, their loan application, if appraisals for such properties have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor. Such repurchases or settlements would adversely affect the Company’s results of operations.

The carrying value of goodwill may be adversely affected.

When a Company completes an acquisition, often times, goodwill is recorded on the date of acquisition as an asset. Current accounting guidance requires goodwill to be tested for impairment; the Company would perform such impairment analysis at least annually. A significant adverse change in expected future cash flows or sustained adverse change in the Company’s common stock could require the asset to become impaired. If impaired, the Company would incur a charge to earnings that would have a significant impact on the results of operations.

The Company is subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers make claims and take legal action pertaining to the performance of the Bank’s fiduciary responsibilities. Whether customer claims and legal action related to the performance of the Bank’s fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company depends on the accuracy and completeness of information about clients and counterparties, and its financial condition could be adversely affected if it relies on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, the Company may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information, which the Company does not independently verify. The Company also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, the Company may assume that a customer’s audited financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations, and cash flows of the customer. The Company’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or are materially misleading.

The Company’s dependency on its management team and the unexpected loss of any of those personnel could adversely affect operations.

The Company has assembled an experienced management team and continues to build the depth of that team. Although management development plans are in place, the unexpected loss of key employees could have a material adverse effect on the Company’s business and may result in lower revenues or greater expenses.

Failure to maintain effective systems of internal and disclosure controls could have a material adverse effect on the Company’s results of operation and financial condition.

Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud, and to operate successfully as a public company. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of the Company’s ongoing monitoring of internal controls, it may discover material weaknesses or significant deficiencies in its internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company continually works on improving its internal controls. However, the Company cannot be certain that these measures will ensure that it implements and maintains adequate controls over its financial processes and reporting. Any failure to maintain effective controls or to timely implement any necessary improvement of the Company’s internal and disclosure controls could, among other things, result in losses from fraud or error, harm the Company’s reputation, or cause investors to lose confidence in the Company’s reported financial information, all of which could have a material adverse effect on the Company’s results of operation and financial condition.

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

Changes in interest rates could adversely affect the Company’s income and cash flows.

The Company’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets, such as loans and investment securities, and the interest rates paid on interest-bearing liabilities, such as deposits and borrowings. These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of the Federal Reserve and other governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment of loans, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if the Company does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. In addition, the Company’s ability to reflect such interest rate changes in pricing its products is influenced by competitive pressures. Fluctuations in these areas may adversely affect the Company and its shareholders. The Bank is often at a competitive disadvantage in managing its costs of funds compared to the large regional, super-regional, or national banks that have access to the national and international capital markets.

The Company generally seeks to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that it may reasonably maintain its net interest margin; however, interest rate fluctuations, loan prepayments, loan production, deposit flows, and competitive pressures are constantly changing and influence the ability to maintain a neutral position. Generally, the Company’s earnings will be more sensitive to fluctuations in interest rates depending upon the variance in volume of assets and liabilities that mature and re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of changes in interest rates, shape and slope of the yield curve, and whether the Company is more asset sensitive or liability sensitive. Accordingly, the Company may not be successful in maintaining a neutral position and, as a result, the Company’s net interest margin may be affected.

Limited availability of financing or inability to raise capital could adversely impact the Company.

The amount, type, source, and cost of the Company’s funding and capital directly impacts the ability to grow assets. The ability to raise funds through deposits, borrowings and other sources, or raise capital could become more difficult, more expensive, or altogether unavailable. A number of factors could make such financing more difficult, more expensive or unavailable including: the financial condition of the Company at any given time; rate disruptions in the capital markets; the reputation for soundness and security of the financial services industry as a whole; and, competition for funding from other banks or similar financial service companies, some of which could be substantially larger or be more favorably rated.

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

Similar to other financial institutions, the Company is exposed to many types of operational and technological risk, including reputation, legal, and compliance risk. The Company’s ability to grow and compete is dependent on its ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure while it expands and integrates acquired businesses. Operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, occurrences of fraud by employees or persons outside of the Company, and exposure to external events. The Company is dependent on its operational infrastructure to help manage these risks. From time to time, it may need to change or upgrade its technology infrastructure. The Company may experience disruption, and it may face additional exposure to these risks during the course of making such changes. If the Company would acquire another financial institution or bank branch operations, it would face additional challenges when integrating different operational platforms. Such integration efforts may be more disruptive to the business and/or more costly than anticipated.

The Company and the Bank rely on other companies to provide key components of their business infrastructure.

Third parties provide key components of the Company’s (and the Bank’s) business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company has selected these third party vendors carefully, it does not control their actions. Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third party vendor could also hurt the Company’s operations if those difficulties affect the vendor’s ability to serve the Company. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.

The operational functions of business counterparties over which the Company may have limited or no control may experience disruptions that could adversely impact the Company.

Multiple major U.S. retailers have recently experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of the retailers’ customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including the Bank. Although neither the Company’s nor the Bank’s systems are breached in retailer incursions, these events can cause the Bank to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and its customers. In some cases, the Bank may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within the Company’s nor the Bank’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

The Company’s operations may be adversely affected by cyber security risks.

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance, and use of this information is critical to operations and the Company’s business strategy. The Company has invested in accepted technologies, and continually reviews processes and practices that are designed to protect its networks, computers, and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company’s reputation, which could adversely affect its business. Furthermore, as cyber threats continue to evolve and increase, the Company may be required to expend significant additional resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.

Nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition.

The Company’s nonperforming assets adversely affect its net income in various ways. The Company does not record interest income on nonaccrual loans, which adversely affects its income and increases loan administration costs. When the Company receives collateral through foreclosures and similar proceedings, it is required to mark the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets also increases the Company’s risk profile and may affect the capital levels that the Company believes are appropriate in light of such risks. The Company utilizes various techniques such as workouts, restructurings, and loan sales to manage problem assets. Increases in or negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations, and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including origination of new loans. There can be no assurance that the Company will avoid further increases in nonperforming loans in the future.

The Bank’s allowance for loan losses may prove to be insufficient to absorb losses in its loan portfolio.

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for loans that its borrowers may not repay in their entirety. The Bank believes that it maintains an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio as of the corresponding balance sheet date and in compliance with applicable accounting and regulatory guidance. However, the allowance for loan losses may not be sufficient to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Company’s operating results. Accounting measurements related to impairment and the allowance for loan losses require significant estimates that are subject to uncertainty and changes relating to new information and changing circumstances. The significant uncertainties surrounding the ability of the Bank’s borrowers to execute their business models successfully through changing economic environments, competitive challenges, and other factors complicate the Bank’s estimates of the risk of loss and amount of loss on any loan. Because of the degree of uncertainty and susceptibility of these factors to change, the actual losses may vary from current estimates. The Company expects fluctuations in the loan loss provisions due to the uncertain economic conditions.

The Company’s banking regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to increase its allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease the allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such required additional provisions for loan losses or charge-offs could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Bank’s concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets.

The Bank offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer, and other loans. Many of the Bank’s loans are secured by real estate (both residential and commercial) in the Bank’s market areas. A major change in the real estate markets, resulting in deterioration in the value of this collateral, or in the local or national economy, could adversely affect borrowers’ ability to pay these loans, which in turn could negatively affect the Bank. Risks of loan defaults and foreclosures are unavoidable in the banking industry; the Bank tries to limit its exposure to these risks by monitoring extensions of credit carefully. The Bank cannot fully eliminate credit risk; thus, credit losses will occur in the future. Additionally, changes in the real estate market also affect the value of foreclosed assets, and therefore, additional losses may occur when management determines it is appropriate to sell the assets.

The Bank has a significant concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

The Bank’s commercial real estate portfolio consists primarily of owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Bank’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in the percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on the Bank’s financial condition.

The Bank’s banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies, and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on the Bank’s results of operations.

The Bank’s loan portfolio contains construction and development loans, and a decline in real estate values and economic conditions would adversely affect the value of the collateral securing the loans and have an adverse effect on the Bank’s financial condition.

Although most of the Bank’s construction and development loans are secured by real estate, the Bank believes that, in the case of the majority of these loans, the real estate collateral by itself may not be a sufficient source for repayment of the loan if real estate values decline. If the Bank is required to liquidate the collateral securing a construction and development loan to satisfy the debt, its earnings and capital may be adversely affected. A period of reduced real estate values may continue for some time, resulting in potential adverse effects on the Bank’s earnings and capital.

The Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses.

The Company assumes credit risk by virtue of making loans and extending loan commitments and letters of credit. The Company manages credit risk through a program of underwriting standards, the review of certain credit decisions and a continuous quality assessment process of credit already extended. The Company’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize local lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The Company’s credit administration function employs risk management techniques to help ensure that problem loans are promptly identified. While these procedures are designed to provide the Company with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

The Company’s focus on lending to small to mid-sized community-based businesses may increase its credit risk.

Most of the Company’s commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the market areas in which the Company operates negatively impact this important customer sector, the Company’s results of operations and financial condition may be adversely affected. Moreover, a portion of these loans have been made by the Company in recent years and the borrowers may not have experienced a complete business or economic cycle. Any deterioration of the borrowers’ businesses may hinder their ability to repay their loans with the Company, which could have a material adverse effect on the Company’s financial condition and results of operations.

The Bank relies upon independent appraisals to determine the value of the real estate which secures a significant portion of its loans, and the values indicated by such appraisals may not be realizable if the Bank is forced to foreclose upon such loans.

A significant portion of the Bank’s loan portfolio consists of loans secured by real estate. The Bank relies upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment that adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of the Bank’s loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Bank may not be able to recover the outstanding balance of the loan.

The Dodd-Frank Act substantially changes the regulation of the financial services industry and it could have a material adverse effect upon the Company.

The Dodd-Frank Act provides wide-ranging changes in the way banks and financial services firms generally are regulated and affect the way the Company and its customers and counterparties do business with each other. Among other things, it requires increased capital and regulatory oversight for banks and their holding companies, changes the deposit insurance assessment system, changes responsibilities among regulators, establishes the CFPB, and makes various changes in the securities laws and corporate governance that affect public companies, including the Company. The Dodd-Frank Act also requires numerous studies and regulations related to its implementation. The Company is continually evaluating the effects of the Dodd-Frank Act, together with implementing the regulations that have been proposed and adopted. The ultimate effects of the Dodd-Frank Act and the resulting rulemaking cannot be predicted at this time, but it has increased the Company’s operating and compliance costs in the short-term, and it could have a material adverse effect on the Company’s results of operation and financial condition.

The Company is subject to more stringent capital and liquidity requirements as a result of the Basel III regulatory capital reforms and the Dodd-Frank Act, the short-term and long-term impact of which is uncertain.

The Company and the Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banks and bank holding companies that are based on the Basel III regulatory capital reforms. These stricter capital requirements will be phased-in over a four-year period, which began on January 1, 2015, until they are fully-implemented on January 1, 2019. If the Company and the Bank fail to meet these minimum capital guidelines and/or other regulatory requirements, the Company’s financial condition would be materially and adversely affected.

Recent regulations issued by the CFPB could adversely impact the Company’s earnings.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule effective January 10, 2014, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing, and fees. The rule also contains additional disclosure requirements at mortgage loan origination and in monthly statements. These requirements could limit the Company’s ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact the Company’s profitability.

Current and proposed regulation addressing consumer privacy and data use and security could increase the Company’s costs and impact its reputation.

The Company is subject to a number of laws concerning consumer privacy and data use and securities, including information safeguard rules under the Gramm-Leach-Bliley Act. These rules require that financial institutions develop, implement, and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. The United States has experienced a heightened legislative and regulatory focus on privacy and data security, including requiring consumer notification in the event of a data breach. In addition, most states have enacted security breach legislation requiring varying levels of consumer notification in the event of certain types of security breaches. New regulations in these areas may increase compliance costs, which could negatively impact earnings. In addition, failure to comply with the privacy and data use and security laws and regulations to which the Company is subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties, or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business, and reputation.

Legislative or regulatory changes or actions, or significant litigation, could adversely affect the Company or the businesses in which the Company is engaged.

The Company is subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of its operations. Laws and regulations change from time to time and are primarily intended for the protection of consumers, depositors, and the FDIC’s DIF. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively affect the Company or its ability to increase the value of its business. Such changes include higher capital requirements, and could include increased insurance premiums, increased compliance costs, reductions of noninterest income, and limitations on services that can be provided. Actions by regulatory agencies or significant litigation against the Company could cause it to devote significant time and resources to defend itself and may lead to liability or penalties that materially affect the Company and its shareholders. Future changes in the laws or regulations or their interpretations or enforcement could be materially adverse to the Company and its shareholders.

See the section of this report entitled “Supervision and Regulation” for additional information on the statutory and regulatory issues that affect the Company’s business.

Changes in accounting standards could impact reported earnings.

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (“FASB”), the United States Securities Exchange Commission (the “SEC”), and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs.

Risks Related To The Company’s Securities

The Company’s ability to pay dividends depends upon the results of operations of its Bank subsidiary.

The Company is a bank holding company that conducts substantially all of its operations through its subsidiary Bank. As a result, the Company’s ability to make dividend payments on its common stock depends primarily on certain federal regulatory considerations and the receipt of dividends and other distributions from the Bank. There are various regulatory restrictions on the ability of the Bank to pay dividends or make other payments to the Company. Although the Company has historically paid a cash dividend to the holders of its common stock, holders of the common stock are not entitled to receive dividends, and regulatory or economic factors may cause the Company’s Board of Directors to consider, among other things, the reduction of dividends paid on the Company’s common stock.

There is a limited trading market for the Company’s common stock; it may be difficult to sell shares.

The trading volume in the Company’s common stock has been relatively limited. Even if a more active market develops, there can be no assurance that a more active and liquid trading market for the common stock will exist in the future. Consequently, shareholders may not be able to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares. In addition, the Company cannot predict the effect, if any, that future sales of its common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of the common stock. Sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, could cause the price of the Company’s common stock to decline, or reduce the Company’s ability to raise capital through future sales of common stock. The lack of liquidity of the investment in the common shares should be carefully considered when making an investment decision.

Future issuances of the Company’s common stock could adversely affect the market price of the common stock and could be dilutive.

The Company is not restricted from issuing additional authorized shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, shares of common stock. Issuances of a substantial number of shares of common stock, or the expectation that such issuances might occur, including in connection with acquisitions by the Company, could materially adversely affect the market price of the shares of common stock and could be dilutive to shareholders. Because the Company’s decision to issue common stock in the future will depend on market conditions and other factors, it cannot predict or estimate the amount, timing, or nature of possible future issuances of its common stock. Accordingly, the Company’s shareholders bear the risk that future issuances will reduce the market price of the common stock and dilute their stock holdings in the Company.

The current economic conditions may cause volatility in the Company’s common stock value.

In the current economic environment, the value of publicly traded stocks in the financial services sector has been volatile. However, even in a more stable economic environment the value of the Company’s common stock can be affected by a variety of factors such as expected results of operations, actual results of operations, actions taken by shareholders, news or expectations based on the performance of others in the financial services industry, and expected impacts of a changing regulatory environment. These factors not only impact the value of the Company’s common stock but could also affect the liquidity of the stock given the Company’s size, geographical footprint, and industry.

The Company’s preferred stock and trust preferred capital notes (commonly referred to as trust preferred securities) have a preference to our common stock, which may limit our ability to pay dividends on common stock in the future.

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

The Jumpstart Our Business Startups Act (or “JOBS Act”) may allow the Company to terminate the registration of its common stock under the Exchange Act. If the Company determines to deregister its common stock under the Exchange Act, it would enable it to save significant expenses relating to its public disclosure and reporting requirements under the Exchange Act. However, a de-registration of common stock also would result in a reduction in the amount and frequency of publicly-available information about the Company and the Bank.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following describes the location and general character of the principal offices of the Company.

The Company owns the headquarters building located at 112 West King Street, in Strasburg, Virginia. This location also serves as the Bank’s Strasburg Financial Center, which primarily serves the banking needs of northern Shenandoah County customers. This three story building also houses administrative employees, including human resources and marketing. Loan and deposit operations, data processing and information technology employees are housed in the Operations Center. Financial accounting and additional administrative employees are housed in the Winchester Financial Center. Financial centers provide full service banking, including loan, deposit, wealth management services, while the bank branches primarily focus on depository and consumer lending functions. The Bank operates a Customer Service Center located within The Village at Orchard Ridge retirement community. The following table provides the name, location, year opened and type of the Company’s locations:

Name	Location	Year Opened	Type	Owned/Leased
Strasburg Financial Center	112 West King Street Strasburg, Virginia	1927	Financial Center	Owned

Front Royal Express	508 North Commerce Avenue Front Royal, Virginia	1985	Branch	Leased

Kernstown Express	3143 Valley Pike Winchester, Virginia	1994	Branch	Owned

South Woodstock	860 South Main Street Woodstock, Virginia	1995	Branch	Owned

North Woodstock	496 North Main Street Woodstock, Virginia	1999	Branch	Leased

Front Royal Financial Center	1717 Shenandoah Avenue Front Royal, Virginia	2002	Financial Center	Owned

Winchester Financial Center	1835 Valley Avenue Winchester, Virginia	2003	Financial Center	Owned

Mount Jackson Financial Center	5304 Main Street Mount Jackson, Virginia	2004	Financial Center	Owned

Sherando Financial Center	695 Fairfax Pike Stephens City, Virginia	2006	Financial Center	Owned

Winchester West Financial Center	208 Crock Wells Mill Drive Winchester, Virginia	2006	Financial Center	Owned

Operations Center	406 Borden Mowery Drive Strasburg, Virginia	2008	Operations Center	Owned

The Village at Orchard Ridge Customer Service Center	400 Clocktower Ridge Drive Winchester, Virginia	2013	Customer Service Center	Leased

Staunton Loan Production Office	1600 North Coalter Street, Suite 10 Staunton, Virginia	2014	Loan Production Office	Leased

Harrisonburg Loan Production Office	727-C East Market Street Harrisonburg, Virginia	2014	Loan Production Office	Leased

Rental expense for the leased locations totaled $60 thousand for the year ended December 31, 2014. The initial term for the lease for the Front Royal Express property expired and the tenancy is considered to be month-to-month. The lease for the North Woodstock property expires on May 31, 2016, without a renewal option. The initial term for the lease for the Village at Orchard Ridge space expired but has an automatic renewal option every twelve months. The lease for the Staunton Loan Production Office property expires on March 31, 2019 with a renewal option through March 31, 2024. The lease for the Harrisonburg Loan Production Office property expires on December 31, 2015, without a renewal option. All of the Company’s properties are in good operating condition and are adequate for the Company’s present and future needs.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividends

Shares of the common stock of the Company are traded on the over-the-counter (OTC) market and quoted on the OTC Markets Group exchange under the symbol “FXNC.” As of March 20, 2015 the Company had 608 shareholders of record and approximately 576 additional beneficial owners of shares of common stock.

Following are the high and low prices of sales of common stock known to the Company, along with the dividends that were paid quarterly in 2013 and 2014 (per share).

	Market Prices and Dividends
	Sales Price ($)		Dividends ($)
	High	Low
2013:
1st quarter	7.00	5.00	0.00
2nd quarter	7.50	5.75	0.00
3rd quarter	7.00	4.55	0.00
4th quarter	5.85	4.55	0.00

2014:
1st quarter	7.80	5.65	0.00
2nd quarter	7.99	7.30	0.025
3rd quarter	8.90	7.35	0.025
4th quarter	8.65	7.85	0.025

Dividend Policy

A discussion of certain limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common and preferred stock, is set forth in Part I., Item 1 – Business, of this Form 10-K under the headings “Supervision and Regulation – Limits on Dividends and Other Payments” and Item 1A – Risk Factors, “The Company’s preferred stock and trust preferred capital notes (commonly referred to as trust preferred securities) are superior to our common stock, which may limit our ability to pay dividends on common stock in the future.”

In the second quarter of 2014, the Company resumed payment of dividends on its common stock. The Company’s future dividend policy is subject to the discretion of its Board of Directors and will depend upon a number of factors, including future earnings, financial condition, liquidity and capital requirements of both the Company and the Bank, applicable governmental regulations and policies and other factors deemed relevant by the Board of Directors.

Stock Repurchases

The Company did not repurchase any shares of its common stock during 2014.

Item 6. Selected Financial Data

The following is selected financial data for the Company for the last five years. This information has been derived from audited financial information included in Item 8 of this Form 10-K (in thousands, except ratios and per share amounts).

	For the years ended December 31,
	2014	2013	2012	2011	2010

Results of Operations
Interest and dividend income	$20,399	$21,157	$23,432	$25,648	$27,215
Interest expense	1,778	2,709	4,167	5,450	6,814
Net interest income	18,621	18,448	19,265	20,198	20,401
Provision for (recovery of) loan losses	(3,850)	(425)	3,555	12,380	11,731
Net interest income after provision for (recovery of) loan losses	22,471	18,873	15,710	7,818	8,670
Noninterest income	7,444	6,931	7,172	5,799	6,082
Noninterest expense	18,785	20,750	19,117	20,743	20,561
Income (loss) before income taxes	11,130	5,054	3,765	(7,126)	(5,809)
Income tax expense (benefit)	3,499	(4,820)	965	3,835	(2,206)
Net income (loss)	7,631	9,874	2,800	(10,961)	(3,603)
Effective dividend and accretion on preferred stock	1,138	913	904	894	887
Net income (loss) available to common shareholders	$6,493	$8,961	$1,896	$(11,855)	$(4,490)

Key Performance Ratios
Return on average assets	1.45%	1.85%	0.53%	(1.96%)	(0.66%)
Return on average equity	13.49%	21.87%	6.80%	(22.46%)	(6.52%)
Net interest margin	3.86%	3.72%	3.89%	3.98%	4.07%
Efficiency ratio(1)	74.03%	74.86%	70.07%	69.66%	66.77%
Dividend payout	5.67%	0.00%	0.00%	(5.30%)	(36.64%)
Equity to assets	11.50%	10.24%	8.43%	6.88%	8.90%

Per Common Share Data
Net income (loss), basic and diluted	$1.32	$1.83	$0.48	$(4.01)	$(1.53)
Cash dividends	0.075	0.00	0.00	0.20	0.56
Book value at period end	9.17	7.96	6.22	7.72	11.66

Financial Condition
Assets	$518,165	$522,890	$532,697	$539,064	$544,629
Loans, net	371,692	346,449	370,519	379,503	418,994
Securities	83,292	103,301	89,456	91,665	60,420
Deposits	444,338	450,711	466,917	469,172	463,500
Shareholders’ equity	59,564	53,560	44,889	37,096	48,498
Average shares outstanding, diluted	4,902	4,901	3,945	2,953	2,940

Capital Ratios
Leverage	13.47%	11.75%	10.47%	8.45%	10.54%
Risk-based capital ratios:
Tier 1 capital	18.67%	16.94%	14.07%	11.24%	12.91%
Total capital	19.93%	18.21%	15.34%	12.51%	14.18%

(1)	The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP.” See “Non-GAAP Financial Measures” included in Item 7 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2014, 2013 and 2012 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

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

Products, Services, Customers and Locations

The Bank’s primary market area is currently located within an hour commute of the Washington, D.C. Metropolitan Area. The Bank’s office locations are well-positioned in strong markets along the Interstate 81 and Interstate 66 corridors in the Shenandoah Valley region of Virginia. Within the market area, there are various types of industry including medical and professional services, manufacturing, retail, government contracting and higher education. Customers include individuals, small and medium-sized businesses, local governmental entities and non-profit organizations.

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

The Bank launched a new mortgage division named “First Mortgage” during the second quarter of 2014. The mortgage division began originating residential mortgage loans to customers in the third quarter of 2014. The majority of loans originated in future periods through this division are expected to be sold to investors in the secondary market. First Mortgage offers mortgage services to customers throughout the Shenandoah Valley of Virginia.

The Bank’s products and services are provided through 10 branch offices, 1 customer service center, 2 loan production offices, 25 ATMs and its website, www.fbvirginia.com. Upon the completion of a pending branch acquisition scheduled to close in April 2015, the Bank expects to add four branch offices in the Shenandoah Valley region of Virginia located in Woodstock, Staunton, Waynesboro and Elkton, and two branch offices in central Virginia located in Farmville and Dillwyn. After the transaction closes, the Bank expects to operate a total of 16 branch offices with approximately $750 million in total assets. The loan production offices were opened during 2014 and are located in Staunton and Harrisonburg, Virginia. The Bank operates six of its offices under the “Financial Center” concept. A Financial Center offers all of the Bank’s financial services at one location. This concept allows loan, deposit, and wealth management personnel to be readily available to serve customers throughout the Bank’s market area. For the location of each of these Financial Centers, see Item 2 of this Form 10-K.

Revenue Sources and Expense Factors

The primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense and typically represents between 70% and 80% of the Company’s total revenue. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the interest rates paid. In addition to net interest income, noninterest income is the other source of revenue for the Company. Noninterest income is derived primarily from service charges on deposits, fee income from wealth management services and ATM and check card fees.

The provision for loan losses and noninterest expense are the two major expense categories. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses. The largest component of noninterest expense for the year ended December 31, 2014 was salaries and employee benefits, comprising 56% of noninterest expenses, followed by occupancy and equipment expense, comprising 13% of expenses.

Financial Performance

For the year ended December 31, 2014, net income totaled $7.6 million, compared to $9.9 million in 2013. The prior year net income included a $4.8 million favorable impact to the income tax provision from elimination of the valuation allowance on net deferred tax assets. After the effective dividend on preferred stock, net income available to common shareholders was $6.5 million, or $1.32 per basic and diluted share compared to $9.0 million, or $1.83 per basic and diluted share, for the same period in 2013. Return on average assets was 1.45% and return on average equity was 13.49% for the year ended December 31, 2014, compared to 1.85% and 21.87%, respectively, for the year ended December 31, 2013.

Net interest income increased 1%, or $173 thousand to $18.6 million for the year ended December 31, 2014, compared to $18.4 million for the prior year. The net interest margin was 3.86% compared to 3.72% for the same period in 2013. Noninterest income increased $513 thousand, or 7%, to $7.4 million compared to $6.9 million for 2013. Noninterest expense decreased 9.5%, or $2.0 million to $18.8 million for the year ended December 31, 2014 compared to $20.8 million for 2013.

Income before income taxes totaled $11.1 million and $5.1 million for the years ended December 31, 2014 and 2013, respectively. There were significant variances in certain income statement categories when comparing the two periods that may, or may not occur in future periods. These positive and (negative) variances are summarized as follows:

•	$3.4 million for the recovery of loan losses;

•	$1.3 million for other real estate owned expense;

•	$696 thousand for net gains on sale of securities;

•	($606) thousand for other operating income that included a $543 gain from termination of post-retirement benefits in 2013;

•	$599 thousand for net losses on disposal of premises and equipment;

•	$430 thousand for FDIC assessment expense; and

•	$263 thousand for loss on lease termination.

Income before income taxes, excluding these income statement categories, was unchanged at $6.8 million for the years ended December 31, 2014 and 2013.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding OREO income/(expense), loss on disposal of premises and equipment, and loss on land lease termination, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding securities gains and the gain on termination of postretirement benefit obligation. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the table below (dollars in thousands).

	Efficiency Ratio
	2014	2013

Noninterest expense	$18,785	$20,750
Add/(Subtract): other real estate owned income/(expense), net	213	(1,115)
Subtract: losses on disposal of premises and equipment, net	(2)	(601)
Subtract: loss on land lease termination	—	(263)

	$18,996	$18,771

Tax-equivalent net interest income	$18,913	$18,688
Noninterest income	7,444	6,931
Subtract: securities gains, net	(696)	—
Subtract: gain on termination of postretirement benefit obligation	—	(543)

	$25,661	$25,076

Efficiency ratio	74.03%	74.86%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	2014	2013

GAAP measures:
Interest income – loans	$17,777	$18,844
Interest income – investments and other	2,622	2,313
Interest expense – deposits	(1,442)	(2,368)
Interest expense – other borrowings	(115)	(119)
Interest expense – trust preferred capital notes	(218)	(222)
Interest expense – other	(3)	—

Total net interest income	$18,621	$18,448

Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$108	$82
Tax benefit realized on non-taxable interest income – municipal securities	184	158

Total tax benefit realized on non-taxable interest income	$292	$240

Total tax-equivalent net interest income	$18,913	$18,688

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

The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of the collateral, overall portfolio quality and review of specific potential losses. The evaluation also considers the following risk characteristics of each loan portfolio class:

•	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

•	Real estate construction and land development loans carry risks that the project may not be finished according to schedule, the project may not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure or other factors unrelated to the project.

•	Other real estate loans and commercial and industrial loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much reliability.

•	Consumer and other loans carry risk associated with the continued credit-worthiness of the borrower and the value of the collateral, i.e. rapidly depreciating assets such as automobiles, or lack thereof. Consumer loans are likely to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy, or other changes in circumstances.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At December 31, 2014, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $70.9 million.

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

Net Interest Income

Net interest income totaled $18.6 million for the year ended December 31, 2014, which was a 1% increase when compared to $18.5 million for the same period in 2013. The net interest margin increased to 3.86% from 3.72% and average earning assets were $12.3 million lower when comparing the periods. The impact of the higher net interest margin on net interest income was partially offset by the impact of lower interest-earning assets. Interest-earning asset yields decreased 4 basis points while the cost of funds, including noninterest-bearing deposits, decreased 18 basis points. Interest-earning asset yields decreased from lower yields earned on loans, as well as higher balances of securities and lower balances of loans, when comparing to 2013. Although interest-earning asset yields fell during the period, decreases in the cost of funds exceeded the decrease in the yields on interest-earning assets, which resulted in a higher net interest margin for 2014 compared to the prior year.

The net interest margin was 3.86% in 2014, 3.72% in 2013 and 3.89% in 2012. Tax-equivalent interest income as a percent of average earning assets was 4.22% in 2014, 4.26% in 2013 and 4.72% in 2012. Interest expense as a percent of average earning assets was 0.36% in 2014, 0.54% in 2013 and 0.83% in 2012. The interest rate spread was 3.73% in 2014, 3.57% in 2013 and 3.68% in 2012.

The following table provides information on average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2014, 2013 and 2012, as well as amounts and rates of tax equivalent interest earned and interest paid (dollars in thousands). The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components (in thousands).

Average Balances, Income and Expense, Yields and Rates (Taxable Equivalent Basis)
	Years Ending December 31,
	2014			2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits in other banks	$16,718	$38	0.22%	$25,091	$61	0.24%	$15,118	$30	0.20%
Securities:
Taxable	94,689	2,144	2.26%	91,290	1,870	2.05%	81,641	1,924	2.36%
Tax-exempt (1)	11,963	542	4.53%	7,949	465	5.85%	8,702	496	5.70%
Restricted	1,667	82	4.94%	1,843	75	4.07%	2,373	77	3.25%

Total securities	108,319	2,768	2.56%	101,082	2,410	2.38%	92,716	2,497	2.69%
Loans: (2)
Taxable	358,259	17,568	4.90%	371,317	18,683	5.03%	385,548	21,005	5.45%
Tax-exempt (1)	7,176	317	4.41%	5,244	243	4.64%	1,348	86	6.39%

Total loans	365,435	17,885	4.89%	376,561	18,926	5.03%	386,896	21,091	5.45%
Federal funds sold	—	—	—	2	—	0.48%	6,165	12	0.19%

Total earning assets	490,472	20,691	4.22%	502,736	21,397	4.26%	500,895	23,630	4.72%
Less: allowance for loan losses	(10,208)			(13,091)			(13,944)
Total nonearning assets	44,764			44,079			40,305

Total assets	$525,028			$533,724			$527,256

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$112,972	$172	0.15%	$111,341	$289	0.26%	$89,778	$549	0.61%
Money market accounts	19,155	21	0.11%	16,581	21	0.13%	21,333	67	0.31%
Savings accounts	101,793	89	0.09%	99,670	150	0.15%	96,187	448	0.47%
Certificates of deposit:
Less than $100	62,623	540	0.86%	77,399	922	1.19%	87,469	1,316	1.50%
Greater than $100	47,963	592	1.23%	61,579	923	1.50%	71,504	1,238	1.73%
Brokered deposits	4,756	28	0.59%	9,604	63	0.65%	11,478	89	0.77%

Total interest-bearing deposits	349,262	1,442	0.41%	376,174	2,368	0.63%	377,749	3,707	0.98%
Federal funds purchased	357	3	0.87%	2	—	0.70%	3	—	0.67%
Trust preferred capital notes	9,279	218	2.35%	9,279	222	2.39%	9,279	238	2.56%
Other borrowings	5,891	115	1.95%	6,064	119	1.96%	12,208	222	1.82%

Total interest-bearing liabilities	364,789	1,778	0.49%	391,519	2,709	0.69%	399,239	4,167	1.04%
Noninterest-bearing liabilities
Demand deposits	101,209			92,339			81,832
Other liabilities	2,451			4,727			4,984

Total liabilities	468,449			488,585			486,055
Shareholders’ equity	56,579			45,139			41,201

Total liabilities and shareholders’ equity	$525,028			$533,724			$527,256

Net interest income		$18,913			$18,688			$19,463

Interest rate spread			3.73%			3.57%			3.68%
Cost of funds			0.38%			0.56%			0.87%
Interest expense as a percent of average earning assets			0.36%			0.54%			0.83%
Net interest margin			3.86%			3.72%			3.89%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $292 thousand, $240 thousand and $198 thousand for 2014, 2013 and 2012, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

	Volume and Rate
	Years Ending December 31,
	2014			2013
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense

Interest-bearing deposits in other banks	$(19)	$(5)	$(24)	$24	$7	$31
Loans, taxable	(642)	(472)	(1,114)	(752)	(1,570)	(2,322)
Loans, tax-exempt	84	(11)	73	174	(17)	157
Securities, taxable	73	201	274	438	(492)	(54)
Securities, tax-exempt	140	(62)	78	(11)	(20)	(31)
Securities, restricted	(6)	13	7	15	(17)	(2)
Federal funds sold	—	—	—	23	(35)	(12)

Total earning assets	$(370)	$(336)	$(706)	$(89)	$(2,144)	$(2,233)

Checking	$4	$(121)	$(117)	$187	$(447)	$(260)
Money market accounts	8	(8)	—	(13)	(33)	(46)
Savings accounts	3	(64)	(61)	17	(315)	(298)
Certificates of deposits:
Less than $100	(157)	(227)	(384)	(141)	(253)	(394)
Greater than $100	(182)	(148)	(330)	(161)	(154)	(315)
Brokered deposits	(29)	(5)	(34)	(13)	(13)	(26)
Federal funds purchased	3	—	3	—	—	—
Trust preferred capital notes	—	(4)	(4)	—	(16)	(16)
Other borrowings	(3)	(1)	(4)	(122)	19	(103)

Total interest-bearing liabilities	$(353)	$(578)	$(931)	$(246)	$(1,212)	$(1,458)

Change in net interest income	$(17)	$242	$225	$157	$(932)	$(775)

Provision for (Recovery of) Loan Losses

The provision for (or recovery of) loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for (or recovery of) loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio.

The recovery of loan losses totaled $3.9 million for 2014, which resulted in a total allowance for loan losses of $6.7 million or 1.77% of total loans at December 31, 2014. This compared to a recovery of loan losses of $425 thousand for 2013 and an allowance for loan losses of $10.6 million, or 2.98% of total loans, at the prior year end.

The recovery of loan losses recorded in 2014 resulted primarily from a $4.4 million decrease in the general reserve component of the allowance for loan losses, when comparing the allowance for loan losses at December 31, 2014 and 2013. The $4.4 million decrease was driven primarily by lower historical net charge-offs that accounted for $4.2 million of the decrease, along with changes in qualitative adjustment factors that accounted for $241 thousand of the decrease. The impact on the general reserve from historical net charge-offs was attributable to the significant decrease, or improvement, in net charge-offs experienced during the three year period ended December 31, 2014, compared to the three year period ended December 31, 2013. The primary reason for the improvement was a significant amount of net charge-offs experienced during 2011 were no longer included in the three year loss history that determines the required general reserve component of the allowance for loan loss estimate at December 31, 2014. The Company has consistently applied its allowance for loan loss methodology and regularly reviews the three year historical charge-off look back period to ensure it is indicative of the risk that remains in the loan portfolio. As evidenced in the changes in the allowance for loan losses table appearing in the Asset Quality section, loan losses experienced in 2011 were not repeated in 2012, 2013 or 2014 and Management has no reason to believe that net charge-offs of that magnitude will be experienced in 2015. The $4.4 million decrease in the general reserve component was partially offset by a $528 thousand increase in the specific reserve component.

For the year ended December 31, 2013, the recovery of loan losses totaled $425 thousand compared to the provision for loan losses of $3.6 million for the year ended December 31, 2012. The decrease in the provision for loan losses during 2013 was attributable to two large loan recoveries, an improvement in historical loss experience and lower specific reserves on impaired loans when compared to the year ended December 31, 2012.

Noninterest Income

Noninterest income increased 7% to $7.4 million for the year ended December 31, 2014 from $6.9 million for the same period in 2013. Noninterest income, excluding $696 thousand of net gains on sale of securities in 2014 and a $543 thousand one-time gain on termination of a post-retirement benefit in 2013, increased 6% to $6.7 million compared to $6.4 million for the same period one year ago. Noninterest income was positively impacted by higher levels of service charges on deposits, which increased 17% or $368 thousand over the prior year, as well as wealth management fees, which increased 13% or $219 thousand over the prior year. Revenue from service charges on deposit accounts increased primarily from increased checking account activity and the increase in wealth management fees resulted primarily from higher balances of assets under management during 2014 compared to the same period one year ago.

In 2013, noninterest income decreased 3% to $6.9 million from $7.2 million for 2013, primarily from gains on sales of securities in 2012.

Noninterest Expense

Noninterest expense decreased 9% or $2.0 million to $18.8 million for the year ended December 31, 2014, compared to $20.8 million for the same period in 2013. Expenses related to other real estate owned decreased $1.3 million, FDIC assessment expenses decreased $430 thousand, net gains on the sale of property and equipment decreased $599 thousand, and the loss on lease termination decreased $263 thousand, compared to the same period one year ago. Decreases in expenses related to other real estate owned resulted primarily from lower write-downs in the carrying value of OREO property when comparing the periods. FDIC assessments were also lower in 2014 than in the prior year due to lower assessment levels. During 2014, the Company did not terminate leases resulting in losses on lease termination or net losses on disposal of property and equipment, compared to 2013 which included a loss on lease termination and net losses on disposal of property and equipment that totaled $263 thousand and $601 thousand, respectively. These prior year expenses were a result of the Company’s decision to terminate a land lease during that period.

The decreases in these noninterest expense categories were partially offset by increases in other operating expenses of 14% or $232 thousand, increases of 38% or $142 thousand in data processing expenses, and increases of 47% or $131 thousand in bank franchise tax. Other operating expenses increased primarily from a new feature provided to checking account customers, and also additional loan expenses associated with the growth of the loan portfolio. Increases in data processing expenses were primarily attributable to the shift in customer behavior from traditional to electronic services. Bank franchise tax increased because of higher levels of capital when comparing the periods.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2014 and 2013. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and from the reversal of the full valuation allowance on the Company’s net deferred tax asset. As of December 31, 2013, the Company had reversed the full valuation allowance on its net deferred tax assets (DTAs). The realization of DTAs is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified.

Positive evidence considered included (1) a return to trailing three years of cumulative pre-tax income in 2013, (2) the Company’s recent history of quarterly pre-tax earnings, (3) expectations for sustained profitability with sufficient taxable income to fully utilize the remaining net deferred tax benefits and (4) significant reductions in the level of non-performing assets since their peak during 2011, which was the primary source of the losses generated in 2010 and 2011.

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

After weighing both the positive and negative evidence, management determined that a valuation allowance on the net deferred tax asset was no longer warranted as of December 31, 2013. No conditions existed during 2014 that would have caused the Company to re-evaluate the need for a valuation allowance on net deferred tax assets. For a more detailed discussion of the Company’s tax calculation, see Note 10 to the consolidated financial statements, included in Item 8 of this Form 10-K.

Financial Condition

General

Total assets were $518.2 million at December 31, 2014 compared to $522.9 million at December 31, 2013. The Company’s wealth management group had assets under management of $313.3 million at December 31, 2014 compared to $284.7 million at December 31, 2013. Assets managed by the wealth management group are not reflected on the Company’s balance sheet.

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

Gross loan balances increased 6% or $21.3 million to $378.4 million at December 31, 2014, compared to $357.1 million at December 31, 2013. The increase in loan balances was primarily the result of a slight improvement in loan demand, efforts of employees, and less pay-offs on loans, including classified loans, compared to prior years.

The Bank’s loan portfolio is summarized in the table below for the periods indicated (dollars in thousands).

	Loan Portfolio
	At December 31,
	2014		2013		2012		2011		2010

Commercial, financial, and agricultural	$21,166	5.59%	$22,803	6.39%	$23,071	6.01%	$29,446	7.50%	$39,796	9.15%
Real estate – construction	29,475	7.79%	34,060	9.54%	43,524	11.35%	48,363	12.33%	52,591	12.09%
Real estate – mortgage:
Residential (1-4 family)	163,727	43.27%	141,961	39.76%	134,964	35.18%	122,339	31.17%	121,506	27.93%
Secured by farmland	1,129	0.30%	1,264	0.35%	5,795	1.51%	6,161	1.57%	6,207	1.43%
Other real estate loans	150,673	39.82%	144,704	40.52%	168,425	43.91%	174,980	44.59%	201,164	46.24%
Consumer	5,070	1.34%	5,214	1.46%	7,144	1.86%	10,085	2.57%	12,879	2.96%
All other loans	7,170	1.89%	7,087	1.98%	671	0.18%	1,066	0.27%	887	0.20%

Total loans	$378,410	100%	$357,093	100%	$383,594	100%	$392,440	100%	$435,030	100%
Less: allowance for loan losses	6,718		10,644		13,075		12,937		16,036

Loans, net of allowance for loan losses	$371,692		$346,449		$370,519		$379,503		$418,994

There was no category of loans that exceeded 10% of outstanding loans at December 31, 2014 that were not disclosed in the above table.

The following table sets forth the maturities of the loan portfolio at December 31, 2014 (in thousands):

	Remaining Maturities of Selected Loans
	At December 31, 2014
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial, financial, and agricultural	$9,213	$10,452	$1,501	$21,166
Real estate construction and land development	17,922	10,703	850	29,475
Real estate – mortgage:
Residential (1-4 family)	23,861	74,998	64,868	163,727
Other real estate loans	19,786	83,969	48,047	151,802
Consumer and other loans	1,294	10,784	162	12,240

Total loans	$72,076	$190,906	$115,428	$378,410

For maturities over one year:
Fixed rates	$237,111
Variable rates	69,223

$306,334

Asset Quality

Management classifies non-performing assets as non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank’s OREO, net of valuation allowance, totaled $1.9 million at December 31, 2014 and $3.0 million at December 31, 2013. Non-performing assets were $9.9 million and $14.7 million at December 31, 2014 and 2013, representing 1.91% and 2.81% of total assets, respectively. Non-performing assets included $8.0 million in non-accrual loans and $1.9 million in OREO, net of the valuation allowance, at December 31, 2014. This compares to $11.7 million in non-accrual loans and $3.0 million in OREO, net of the valuation allowance at December 31, 2013.

The levels of non-performing assets at December 31, 2014 and December 31, 2013 were primarily attributable to the impact of local economic conditions in recent years that negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in real estate development and commercial and residential rental real estate. At December 31, 2014, 41% related to commercial real estate loans, 34% of non-performing assets related to construction and land development loans, 14% related to residential real estate loans, 7% related to multi-family residential loans, 3% related to properties originally acquired for branch expansion no longer intended to be used for that purpose and 1% related to commercial and industrial loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $15.8 million and $23.5 million at December 31, 2014 and December 31, 2013, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $6.7 million at December 31, 2014 and $10.6 million at December 31, 2013, representing 1.77% and 2.98% of total loans, respectively. The primary reason for the decrease in the allowance for loan losses was a significant amount of net charge-offs experienced during 2011 were no longer included in the three year loss history that determines the required general reserve component of the allowance for loan loss estimate at December 31, 2014. After analyzing the composition of the loan portfolio, related credit risks, and improvements in asset quality during recent years, the Company determined that the three year loss period and the qualitative adjustment factors that established the general reserve component of the allowance for loan losses were appropriate at December 31, 2014. For further discussion regarding the decrease in the allowance for loan losses, see “Provision for (Recovery of) Loan Losses” above.

Impaired loans totaled $13.9 million at December 31, 2014, compared to $21.7 million at December 31, 2013. The related allowance for loan losses provided for these loans totaled $1.9 million and $1.4 million at December 31, 2014 and 2013. The average recorded investment in impaired loans during 2014 and 2013 was $19.2 million and $16.0 million, respectively. Included in the impaired loans total are loans classified as troubled debt restructurings (TDRs) totaling $1.9 million at December 31, 2014 and 2013. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of December 31, 2014, $790 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover losses inherent within the loan portfolio. For each period presented, the provision for loan losses charged to expense was based on management’s judgment after taking into consideration all factors connected with the collectability of the existing portfolio. Management considers economic conditions, historical loss factors, past due percentages, internally generated loan quality reports and other relevant factors when evaluating the loan portfolio. There can be no assurance, however, that an additional provision for loan losses will not be required in the future, including as a result of changes in the qualitative factors underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers. For further discussion regarding the allowance for loan losses, see “Critical Accounting Policies” above. The following table shows a detail of loans charged-off, recovered and the changes in the allowance for loan losses (dollars in thousands).

	Allowance for Loan Losses
	At December 31,
	2014	2013	2012	2011	2010

Balance, beginning of period	$10,644	$13,075	$12,937	$16,036	$7,106
Loans charged-off:
Commercial, financial and agricultural	43	37	261	348	387
Real estate-construction and land development	91	2,962	431	2,983	1,225
Real estate-mortgage
Residential (1-4 family)	272	260	761	4,639	132
Non-farm, non-residential	203	1,070	2,154	7,551	978
Secured by farmland	—	—	—	—	—
Consumer	318	163	186	268	340
All other loans	—	—	—	—	—

Total loans charged off	$927	$4,492	$3,793	$15,789	$3,062

Recoveries:
Commercial, financial and agricultural	$18	$179	$35	$3	$1
Real estate-construction and land development	80	—	1	50	—
Real estate-mortgage
Residential (1-4 family)	15	823	68	6	8
Non-farm, non-residential	509	1,304	64	—	—
Secured by farmland	—	—	—	—	—
Consumer	229	180	208	251	252
All other loans	—	—	—	—	—

Total recoveries	$851	$2,486	$376	$310	$261

Net charge-offs	$76	$2,006	$3,417	$15,479	$2,801
Provision for (recovery of) loan losses	(3,850)	(425)	3,555	12,380	11,731

Balance, end of period	$6,718	$10,644	$13,075	$12,937	$16,036

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.53%	0.88%	3.70%	0.63%

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans (dollars in thousands).

	Allocation of Allowance for Loan Losses
	At December 31,
	2014		2013		2012		2011		2010
Commercial, financial and agricultural	$310	4.61%	$442	6.39%	$608	6.01%	$963	7.50%	$858	9.15%
Real estate-construction and land development	1,403	20.89%	2,710	9.54%	2,481	11.35%	2,843	12.33%	4,050	12.09%
Real estate-mortgage	4,862	72.37%	7,393	80.63%	9,875	80.60%	8,958	77.33%	10,868	75.60%
Consumer	67	1.00%	24	1.46%	101	1.86%	157	2.57%	248	2.96%
All other	76	1.13%	75	1.98%	10	0.18%	15	0.27%	12	0.20%

	$6,718	100.0%	$10,644	100.0%	$13,075	100.0%	$12,937	100.0%	$16,036	100.0%

The following table provides information on the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	Non-performing Assets
	At December 31,
	2014	2013	2012	2011	2010

Non-accrual loans	$8,000	$11,678	$8,393	$11,841	$10,817
Other real estate owned	1,888	3,030	5,590	6,374	3,961

Total non-performing assets	$9,888	$14,708	$13,983	$18,215	$14,778

Loans past due 90 days accruing interest	—	49	228	459	598

Total non-performing assets and past due loans	$9,888	$14,757	$14,211	$18,674	$15,376

Troubled debt restructurings	$1,918	$1,941	$6,326	$11,385	$14,428

Allowance for loan losses to period end loans	1.77%	2.98%	3.41%	3.30%	3.69%

Non-performing assets to period end loans	2.61%	4.12%	3.65%	4.64%	3.40%

Securities

Securities at December 31, 2014 totaled $83.2 million, a decrease of $20.0 million or 19%, from $103.3 million at the end of 2013. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. The decrease in the securities portfolio was related to higher loan demand in the Company’s market area during 2014 compared to recent years. As of December 31, 2014, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the securities portfolio totaled $704 thousand and $1.0 million at December 31, 2014 and 2013, respectively. Gross unrealized losses totaled $906 thousand and $2.7 million at December 31, 2014 and 2013, respectively. Investments in an unrealized loss position were considered temporarily impaired at December 31, 2014 and 2013.

The following table summarizes the fair value of the Company’s securities portfolio on the dates indicated (in thousands).

	Securities Portfolio
	At December 31,
	2014	2013	2012
Securities, available for sale
U.S. agency and mortgage-backed securities	$67,029	$84,897	$73,218
Obligations of state and political subdivisions	16,257	18,399	16,235
Other securities	6	5	3

Total securities	$83,292	$103,301	$89,456

The following table shows the maturities of debt and equity securities at amortized cost and market value at December 31, 2014 and approximate weighted average yields of such securities (dollars in thousands). Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 34% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and re-pricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities available for sale, see Note 2 to the consolidated financial statements, included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis
	At December 31, 2014
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Equity Securities	Total

Available for sale securities:
U.S. agency and mortgage-backed securities
Amortized cost	$—	$4,096	$11,888	$51,478	$67,462
Market value	$—	$4,041	$11,773	$51,215	$67,029
Weighted average yield	0.00%	1.36%	1.71%	1.96%	1.88%

Obligations of state and political subdivisions
Amortized cost	$—	$2,859	$5,846	$7,326	$16,031
Market value	$—	$2,904	$5,930	$7,423	$16,257
Weighted average yield	0.00%	3.87%	3.34%	3.80%	3.64%

Equity securities
Amortized cost	$—	$—	$—	$1	$1
Market value	$—	$—	$—	$6	$6
Weighted average yield	0.00%	0.00%	0.00%	1.65%	1.65%

Total portfolio
Amortized cost	$—	$6,955	$17,734	$58,805	$83,494
Market value	$—	$6,945	$17,703	$58,644	$83,292
Weighted average yield (1)	0.00%	2.39%	2.25%	2.19%	2.22%

(1)	Yields on tax-exempt securities have been calculated on a tax-equivalent basis.

The above table was prepared using the contractual maturities for all securities with the exception of mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO). Both MBS and CMO securities were recorded using the yield book prepayment model that incorporates four causes of prepayments including home sales, refinancing, defaults, and curtailments/full payoffs.

Deposits

Deposits at December 31, 2014 totaled $444.3 million, a decrease of $6.4 million, from $450.7 million at December 31, 2013. Non-interest bearing demand deposits increased $12.1 million or 13% to $105.0 million during the year ended December 31, 2014 from $92.9 million at December 31, 2013. Savings and interest-bearing demand deposits increased $3.6 million or 2% to $237.6 million at December 31, 2014 compared to $234.1 million at December 31, 2013. Time deposits, which include brokered deposits, decreased $22.0 million or 18% during the year ended December 31, 2014 to $101.7 million compared to $123.8 million at December 31, 2013.

The following tables include a summary of average deposits and average rates paid and maturities of CD’s greater than $100,000 (dollars in thousands).

	Average Deposits and Rates Paid
	Year Ended December 31,
	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing deposits	$101,209	—	$92,339	—	$81,832	—

Interest-bearing deposits:
Interest checking	$112,972	0.15%	$111,341	0.26%	$89,778	0.61%
Money market	19,155	0.11%	16,581	0.13%	21,333	0.31%
Savings	101,793	0.09%	99,670	0.15%	96,187	0.47%
Time deposits:
Less than $100	62,623	0.86%	77,399	1.19%	87,469	1.50%
Greater than $100	47,963	1.23%	61,579	1.50%	71,504	1.73%
Brokered deposits	4,756	0.59%	9,604	0.65%	11,478	0.77%

Total interest-bearing deposits	$349,262	0.41%	$376,174	0.63%	$377,749	0.98%

Total deposits	$450,471		$468,513		$459,581

	Maturities of CD’s Greater than $100,000
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total

At December 31, 2014	$9,257	$6,951	$6,480	$24,389	$47,077

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

At December 31, 2014, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $96.9 million. At December 31, 2014, 19% or $72.1 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $88.7 million at December 31, 2014, which included $42.9 million available from Federal Home Loan Bank of Atlanta (FHLB), $41.9 million of unsecured federal funds lines of credit with other correspondent banks and $3.9 million available through the Federal Reserve Discount Window.

Trust Preferred Capital Notes

See Note 9 to the consolidated financial statements, included in Item 8 of this Form 10-K, for discussion of trust preferred capital notes.

Contractual Obligations

The impact that contractual obligations as of December 31, 2014 are expected to have on liquidity and cash flow in future periods is as follows (in thousands):

	Contractual Obligations
	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Other borrowings	$26	$26	$—	$—	$—
Operating leases	160	69	65	26	—

Total	$186	$95	$65	$26	$—

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

At December 31, 2014 and 2013, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2014	2013

Commitments to extend credit and unfunded commitments under lines of credit	$60,019	$59,115
Stand-by letters of credit	9,763	7,610

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

At December 31, 2014, the Bank had $1.1 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The Board of Governors of the Federal Reserve System has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. Under present regulations, trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. The Company had a ratio of risk-weighted assets to total capital of 19.93% at December 31, 2014 and a ratio of risk-weighted assets to Tier 1 capital of 18.67%. Both of these exceed both the minimum capital requirement and the minimum to be well capitalized under prompt corrective action provisions adopted by the federal regulatory agencies.

The following table summarizes the Company’s Tier 1 capital, Tier 2 capital, risk-weighted assets and capital ratios at December 31, 2014, 2013 and 2012 (dollars in thousands).

	Analysis of Capital At December 31,
	2014	2013	2012
Tier 1 capital:
Preferred stock	$14,595	$14,564	$14,409
Common stock	6,131	6,127	6,127
Surplus	6,835	6,813	6,813
Retained earnings	33,557	27,360	18,399
Trust preferred capital notes	9,279	9,279	9,279
Disallowed deferred tax asset	—	(2,235)	—
Intangible assets	(85)	(108)	(130)

Total Tier 1 Capital	$70,312	$61,800	$54,897
Tier 2 capital:
Allowance for loan losses	4,733	4,637	4,979

Total Risk-Based Capital	$75,045	$66,437	$59,877

Risk-weighted assets	$376,626	$364,915	$390,254

Capital ratios:
Total Risk-Based Capital Ratio	19.93%	18.21%	15.34%
Tier 1 Risk-Based Capital Ratio	18.67%	16.94%	14.07%
Tier 1 Capital to Average Assets	13.47%	11.75%	10.47%

Under present regulations, trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2014 and 2013, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital. The Company is current on the interest payments on its trust preferred capital notes.

The Company’s Preferred Stock includes Series A Preferred Stock which paid a dividend of 5% per annum until May 14, 2014 and 9% thereafter, and Series B Preferred Stock which pays a dividend of 9% per annum. The Company is current on its dividend payments on each series of preferred stock.

On June 29, 2012, the Company completed the sale of 1,945,815 shares of common stock in a rights offering and to certain standby investors. The Company’s existing shareholders exercised subscription rights to purchase 1,520,815 shares at a subscription price of $4.00 per share, and the standby investors purchased an additional 425,000 shares at the same price of $4.00 per share. In total, the Company raised proceeds of $7.6 million, net of offering costs.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements, included in Item 8 of this Form 10-K, for discussion of recent accounting pronouncements.

Quarterly Results

The table below lists the Company’s quarterly performance for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data).

	2014
	Fourth	Third	Second	First	Total
Interest and dividend income	$5,214	$5,181	$5,095	$4,909	$20,399
Interest expense	409	430	456	483	1,778

Net interest income	4,805	4,751	4,639	4,426	18,621
Recovery of loan losses	(3,150)	(100)	(400)	(200)	(3,850)

Net interest income after recovery of loan losses	7,955	4,851	5,039	4,626	22,471
Noninterest income	2,449	1,654	1,725	1,616	7,444
Noninterest expense	4,871	4,753	4,548	4,613	18,785

Income before income taxes	5,533	1,752	2,216	1,629	11,130
Income tax expense	1,837	505	674	483	3,499

Net income	$3,696	$1,247	$1,542	$1,146	$7,631

Net income available to common shareholders	$3,368	$918	$1,281	$926	$6,493

Net income per share, basic and diluted	$0.68	$0.19	$0.26	$0.19	$1.32

	2013
	Fourth	Third	Second	First	Total
Interest and dividend income	$5,093	$5,286	$5,371	$5,407	$21,157
Interest expense	544	657	717	791	2,709

Net interest income	4,549	4,629	4,654	4,616	18,448
Provision for (recovery of) loan losses	(2,950)	275	2,500	(250)	(425)

Net interest income after provision for (recovery of) loan losses	7,499	4,354	2,154	4,866	18,873
Noninterest income	1,771	1,625	2,034	1,501	6,931
Noninterest expense	6,232	4,648	4,757	5,113	20,750

Income (loss) before income taxes	3,038	1,331	(569)	1,254	5,054
Income tax expense (benefit)	(4,352)	91	(830)	271	(4,820)

Net income	$7,390	$1,240	$261	$983	$9,874

Net income available to common shareholders	$7,162	$1,011	$31	$757	$8,961

Net income per share, basic and diluted	$1.46	$0.21	$0.01	$0.15	$1.83

	2012
	Fourth	Third	Second	First	Total
Interest and dividend income	$5,573	$5,771	$5,880	$6,208	$23,432
Interest expense	919	1,035	1,085	1,128	4,167

Net interest income	4,654	4,736	4,795	5,080	19,265
Provision for loan losses	100	805	650	2,000	3,555

Net interest income after provision for loan losses	4,554	3,931	4,145	3,080	15,710
Noninterest income	1,589	1,609	1,462	2,514	7,174
Noninterest expense	5,124	4,657	4,434	4,904	19,119

Income before income taxes	1,019	883	1,173	690	3,765
Income tax expense	76	195	479	215	965

Net income	943	688	694	475	2,800

Net income available to common shareholders	716	462	467	251	1,896

Net income per share, basic and diluted	$0.15	$0.09	$0.16	$0.08	$0.48

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

To the Shareholders	March 27, 2015
First National Corporation
Strasburg, Virginia

MANAGEMENT’S REPORT REGARDING THE EFFECTIVENESS OF INTERNAL CONTROLS

OVER FINANCIAL REPORTING

The management of First National Corporation (the Company) is responsible for the preparation, integrity and fair presentation of the financial statements included in the annual report as of December 31, 2014. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to insure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2014. Management’s assessment did not determine any material weakness within the Company’s internal control structure. The Company’s annual report does not include an attestation report of the Company’s registered public accounting firm, Yount, Hyde & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management’ report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

The 2014 end of year financial statements have been audited by the independent accounting firm of Yount, Hyde & Barbour, P.C. (YHB). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

First National Corporation

Strasburg, Virginia

We have audited the accompanying consolidated balance sheets of First National Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 27, 2015

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

December 31, 2014 and 2013

(in thousands, except share and per share data)

	2014	2013

Assets
Cash and due from banks	$6,043	$5,767
Interest-bearing deposits in banks	18,802	25,741
Securities available for sale, at fair value	83,292	103,301
Restricted securities, at cost	1,366	1,804
Loans held for sale	328	—
Loans, net of allowance for loan losses, 2014, $6,718, 2013, $10,644	371,692	346,449
Other real estate owned, net of valuation allowance, 2014, $375, 2013, $1,665	1,888	3,030
Premises and equipment, net	16,126	16,642
Accrued interest receivable	1,261	1,302
Bank owned life insurance	11,357	10,978
Other assets	6,010	7,876

Total assets	$518,165	$522,890

Liabilities & Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$104,986	$92,901
Savings and interest-bearing demand deposits	237,618	234,054
Time deposits	101,734	123,756

Total deposits	$444,338	$450,711
Federal funds purchased	52	—
Other borrowings	26	6,052
Trust preferred capital notes	9,279	9,279
Accrued interest payable and other liabilities	4,906	3,288

Total liabilities	$458,601	$469,330

Shareholders’ Equity
Preferred stock, $1,000 per share liquidation preference; authorized 1,000,000 shares; 14,595 shares issued and outstanding, net of discount	$14,595	$14,564
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2014, 4,904,577 shares, 2013, 4,901,464 shares	6,131	6,127
Surplus	6,835	6,813
Retained earnings	33,557	27,360
Accumulated other comprehensive loss, net	(1,554)	(1,304)

Total shareholders’ equity	$59,564	$53,560

Total liabilities and shareholders’ equity	$518,165	$522,890

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three Years Ended December 31, 2014

(in thousands, except per share data)

	2014	2013	2012

Interest and Dividend Income
Interest and fees on loans	$17,777	$18,844	$21,062
Interest on federal funds sold	—	—	12
Interest on deposits in banks	38	61	30
Interest and dividends on securities available for sale:
Taxable interest	2,144	1,870	1,924
Tax-exempt interest	358	307	327
Dividends	82	75	77

Total interest and dividend income	$20,399	$21,157	$23,432

Interest Expense
Interest on deposits	$1,442	$2,368	$3,707
Interest on federal funds purchased	3	—	—
Interest on trust preferred capital notes	218	222	238
Interest on other borrowings	115	119	222

Total interest expense	$1,778	$2,709	$4,167

Net interest income	$18,621	$18,448	$19,265
Provision for (recovery of) loan losses	(3,850)	(425)	3,555

Net interest income after provision for (recovery of) loan losses	$22,471	$18,873	$15,710

Noninterest Income
Service charges on deposit accounts	$2,572	$2,204	$2,127
ATM and check card fees	1,419	1,425	1,481
Wealth management fees	1,915	1,696	1,450
Fees for other customer services	397	391	390
Income from bank owned life insurance	367	358	14
Net gains on sale of securities available for sale	696	—	1,285
Net gains on sale of loans	20	193	214
Gain on termination of postretirement benefit	—	543	—
Other operating income	58	121	211

Total noninterest income	$7,444	$6,931	$7,172

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Three years ended December 31, 2014

(in thousands, except per share data)

	2014	2013	2012

Noninterest Expense
Salaries and employee benefits	$10,586	$10,528	$9,590
Occupancy	1,211	1,282	1,343
Equipment	1,191	1,208	1,208
Marketing	426	345	430
Stationery and supplies	333	288	308
Legal and professional fees	1,019	975	975
ATM and check card fees	661	668	649
FDIC assessment	454	884	709
Bank franchise tax	410	279	260
Telecommunications expense	300	283	245
Data processing expense	518	376	347
Other real estate owned (income) expense, net	(213)	1,115	1,355
Net (gain) loss on disposal of premises and equipment	2	601	(2)
Loss on lease termination	—	263	—
Other operating expense	1,887	1,655	1,700

Total noninterest expense	$18,785	$20,750	$19,117

Income before income taxes	$11,130	$5,054	$3,765

Income tax provision (benefit)	3,499	(4,820)	965

Net income	$7,631	$9,874	$2,800

Effective dividend and accretion on preferred stock	1,138	913	904

Net income available to common shareholders	$6,493	$8,961	$1,896

Earnings per common share, basic and diluted	$1.32	$1.83	$0.48

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Three years ended December 31, 2014

(in thousands)

	2014	2013	2012

Net income	$7,631	$9,874	$2,800
Other comprehensive loss, net of tax:
Unrealized holding gains (loss) on available for sale securities, net of tax $750, ($1,493) and $0, respectively	1,456	(2,899)	(111)
Reclassification adjustment for gains included in net income, net of tax ($236), $0 and $0, respectively	(460)	—	(1,285)
Pension liability adjustment, net of tax ($642), $1,264 and $0, respectively	(1,246)	2,454	(454)

Total other comprehensive loss	(250)	(445)	(1,850)

Total comprehensive income	$7,381	$9,429	$950

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three years ended December 31, 2014

(in thousands)

	2014	2013	2012

Cash Flows from Operating Activities
Net income	$7,631	$9,874	$2,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	967	1,011	1,110
Origination of loans held for sale	(1,503)	(2,567)	(8,627)
Proceeds from sale of loans held for sale	2,645	3,263	8,612
Net gains on sales of loans	(20)	(193)	(214)
Provision for (recovery of) loan losses	(3,850)	(425)	3,555
Provision for other real estate owned	12	1,055	1,190
Net gains on sale of securities available for sale	(696)	—	(1,285)
Net gains on sale of other real estate owned	(307)	(80)	(278)
Deferred gains recognized on other real estate owned	73	—	—
Income from bank owned life insurance	(367)	(358)	(14)
Gain on termination of postretirement benefit	—	(543)	—
Accretion of discounts and amortization of premiums on securities, net	655	859	885
Net (gain) loss on disposal of premises and equipment	2	601	(2)
Deferred income tax expense (benefit)	1,971	(4,776)	—
Changes in assets and liabilities:
Decrease in interest receivable	41	157	161
(Increase) decrease in other assets	(620)	143	3,620
Increase in accrued expenses and other liabilities	372	660	705

Net cash provided by operating activities	$7,006	$8,681	$12,218

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$21,342	$1,850	$26,158
Proceeds from redemption of restricted securities	438	170	831
Proceeds from maturities, calls, and principal payments of securities available for sale	14,439	22,037	29,121
Purchases of securities available for sale	(14,219)	(42,073)	(54,096)
Purchases of restricted securities	—	—	(30)
Purchase of premises and equipment	(475)	(548)	(553)
Proceeds from sale of premises and equipment	22	2	2
Proceeds from sale of other real estate owned	1,502	3,618	5,438
Purchase of bank owned life insurance	(12)	—	(9,000)
Net (increase) decrease in loans	(22,982)	23,731	(149)

Net cash provided by (used in) investing activities	$55	$8,787	$(2,278)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three years ended December 31, 2014

(in thousands)

	2014	2013	2012

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$15,649	$20,236	$26,811
Net decrease in time deposits	(22,022)	(36,442)	(29,066)
Increase in federal funds purchased	52	—	—
Proceeds from other borrowings	—	—	2
Principal payments on other borrowings	(6,026)	(24)	(13,026)
Net proceeds from issuance of common stock	—	—	7,601
Cash dividends paid on common stock, net of reinvestment	(342)	—	—
Cash dividends paid on preferred stock	(1,035)	(758)	(758)

Net cash used in financing activities	$(13,724)	$(16,988)	$(8,436)

Increase (decrease) in cash and cash equivalents	$(6,663)	$480	$1,504

Cash and cash equivalents, beginning of year	31,508	31,028	29,524

Cash and cash equivalents, end of year	$24,845	$31,508	$31,028

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,820	$2,818	$4,247

Income taxes	$601	$310	$1,010

Supplemental Disclosures of Noncash Transactions
Unrealized gains (losses) on securities available for sale	$1,510	$(3,482)	$1,396

Change in pension liability	$1,888	$(2,364)	$454

Transfer from loans to loans held for sale	$1,450	$—	$—

Transfer from loans to other real estate owned	$139	$764	$5,578

Transfer from premises and equipment to other real estate owned	$—	$881	$—

Transfer from other assets to other real estate owned	$—	$391	$—

Issuance of common stock dividend reinvestment plan	$26	$—	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three years ended December 31, 2014

(in thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2011	$14,263	$3,695	$1,644	$16,503	$991	$37,096
Net loss	—	—	—	2,800	—	2,800
Other comprehensive loss	—	—	—	—	(1,850)	(1,850)
Issuance of common stock, net of offering costs (1,945,815 shares)	—	2,432	5,169	—	—	7,601
Cash dividends on preferred stock	—	—	—	(758)	—	(758)
Accretion of preferred stock discount	146	—	—	(146)	—	—

Balance, December 31, 2012	$14,409	$6,127	$6,813	$18,399	$(859)	$44,889

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2012	$14,409	$6,127	$6,813	$18,399	$(859)	$44,889
Net income	—	—	—	9,874	—	9,874
Other comprehensive loss	—	—	—	—	(445)	(445)
Cash dividends on preferred stock	—	—	—	(758)	—	(758)
Accretion of preferred stock discount	155	—	—	(155)	—	—

Balance, December 31, 2013	$14,564	$6,127	$6,813	$27,360	$(1,304)	$53,560

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2013	$14,564	$6,127	$6,813	$27,360	$(1,304)	$53,560
Net income	—	—	—	7,631	—	7,631
Other comprehensive loss	—	—	—	—	(250)	(250)
Cash dividends on common stock ($0.075 per share)	—	—	—	(368)	—	(368)
Issuance of 3,113 shares common stock, dividend reinvestment plan	—	4	22	—	—	26
Cash dividends on preferred stock	—	—	—	(1,035)	—	(1,035)
Accretion of preferred stock discount	31	—	—	(31)	—	—

Balance, December 31, 2014	$14,595	$6,131	$6,835	$33,557	$(1,554)	$59,564

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 1.	Nature of Banking Activities and Significant Accounting Policies

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of other real estate owned, pension obligations and other-than-temporary impairment of securities.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the Shenandoah Valley region of Virginia. The types of lending that the Company engages in are included in Note 3. The Company does not have a significant concentration to any one customer.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances less the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued and credited to income based on the unpaid principal balance. Loan origination fees, net of certain origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $1.9 million in loans classified as TDRs as of December 31, 2014 and 2013.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There was no liability for unrecognized tax benefits as of December 31, 2014 and 2013. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the consolidated statement of operations.

Wealth Management Division

Securities and other property held by the wealth management division in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Earnings Per Common Share

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There are no potential common shares that would have a dilutive effect. Shares not committed to be released under the Company’s leveraged Employee Stock Ownership Plan (ESOP) are not considered to be outstanding. See Note 12 for further information on the Company’s ESOP. The average number of common shares outstanding used to calculate basic and diluted earnings per common share were 4,902,389, 4,901,464 and 3,944,506 for the years ended December 31, 2014, 2013 and 2012, respectively.

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense incurred for 2014, 2013 and 2012 was $313 thousand, $269 thousand and $364 thousand, respectively.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and pension liability adjustments, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-01 to have an impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718)”, should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company does not expect the adoption of ASU 2014-12 to have an impact on its consolidated financial statements.

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

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption of ASU 2014-16 to have an impact on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” The amendments in this ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company does not expect the adoption of ASU 2014-17 to have an impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement – Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have an impact on its consolidated financial statements.

Note 2.	Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of states and political subdivisions and corporate equity securities. Amortized costs and fair values of securities available for sale at December 31, 2014 and 2013 were as follows (in thousands):

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$67,462	$374	$(807)	$67,029
Obligations of states and political subdivisions	16,031	325	(99)	16,257
Corporate equity securities	1	5	—	6

	$83,494	$704	$(906)	$83,292

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$86,365	$670	$(2,138)	$84,897
Obligations of states and political subdivisions	18,647	350	(598)	18,399
Corporate equity securities	1	4	—	5

	$105,013	$1,024	$(2,736)	$103,301

At December 31, 2014 and 2013, investments in an unrealized loss position that are temporarily impaired were as follows (in thousands):

	2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$8,677	$(60)	$32,527	$(747)	$41,204	$(807)
Obligations of states and political subdivisions	715	(1)	2,841	(98)	3,556	(99)

	$9,392	$(61)	$35,368	$(845)	$44,760	$(906)

	2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$49,810	$(1,755)	$10,180	$(383)	$59,990	$(2,138)
Obligations of states and political subdivisions	7,165	(422)	2,663	(176)	9,828	(598)

	$56,975	$(2,177)	$12,843	$(559)	$69,818	$(2,736)

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

At December 31, 2014, there were twenty-nine U.S. agency and mortgage-backed securities and seven obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.9 years at December 31, 2014. At December 31, 2013, there were forty U.S. agency and mortgage-backed securities and twenty-one obligations of states and political subdivisions in an unrealized loss position. The weighted-average re-pricing term of the portfolio was 4.5 years at December 31, 2013. The change in the unrealized gains and losses from December 31, 2013 to December 31, 2014 in the U.S. Agency and mortgage-backed securities portfolio and the obligation of states and political subdivisions portfolio was related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities available for sale at December 31, 2014 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	6,955	6,945
Due after five years through ten years	17,734	17,703
Due after ten years	58,804	58,638
Corporate equity securities	1	6

	$83,494	$83,292

Proceeds from sales, calls and maturities of securities available for sale during 2014, 2013 and 2012 were $22.3 million, $4.6 million and $36.3 million, respectively. Gross gains of $787 thousand and $1.3 million were realized on those sales during 2014 and 2012, respectively. There were no gross gains realized in 2013. Gross losses of $91 thousand were realized on those sales during 2014. There were no gross losses realized in 2013 and 2012.

Securities having a book value of $4.5 million and $3.1 million at December 31, 2014 and 2013 were pledged to secure public deposits and for other purposes required by law.

Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014, and no impairment has been recognized. Restricted securities are not part of the available for sale securities portfolio.

The composition of restricted securities at December 31, 2014 and December 31, 2013 was as follows (in thousands):

	December 31, 2014	December 31, 2013
Federal Home Loan Bank stock	$470	$908
Federal Reserve Bank stock	846	846
Community Bankers’ Bank stock	50	50

	$1,366	$1,804

Note 3.	Loans

Loans at December 31, 2014 and 2013 are summarized as follows (in thousands):

	2014	2013
Real estate loans:
Construction and land development	$29,475	$34,060
Secured by 1-4 family residential	163,727	141,961
Other real estate	151,802	145,968
Commercial and industrial loans	21,166	22,803
Consumer and other loans	12,240	12,301

Total loans	$378,410	$357,093
Allowance for loan losses	(6,718)	(10,644)

Loans, net	$371,692	$346,449

Net deferred loan costs included in the above loan categories were $130 thousand at December 31, 2014. Net deferred loan fees included in the above loan categories were $18 thousand at December 31, 2013. Consumer and other loans included $285 thousand and $279 thousand of demand deposit overdrafts at December 31, 2014 and 2013, respectively.

The following tables provide a summary of loan classes and an aging of past due loans as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$2,441	$71	$—	$2,512	$26,963	$29,475	$1,787	$—
1-4 family residential	504	323	754	1,581	162,146	163,727	1,342	—
Other real estate loans	554	800	2,519	3,873	147,929	151,802	4,756	—
Commercial and industrial	10	106	—	116	21,050	21,166	115	—
Consumer and other loans	14	—	—	14	12,226	12,240	—	—

Total	$3,523	$1,300	$3,273	$8,096	$370,314	$378,410	$8,000	$—

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$161	$2,852	$3,339	$6,352	$27,708	$34,060	$5,811	$—
1-4 family residential	1,561	316	136	2,013	139,948	141,961	953	27
Other real estate loans	1,077	1,636	74	2,787	143,181	145,968	4,756	—
Commercial and industrial	165	—	22	187	22,616	22,803	144	22
Consumer and other loans	41	5	—	46	12,255	12,301	14	—

Total	$3,005	$4,809	$3,571	$11,385	$345,708	$357,093	$11,678	$49

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$20,476	$2,962	$6,037	$—	$29,475
Secured by 1-4 family residential	152,004	5,058	6,665	—	163,727
Other real estate loans	126,211	14,776	10,815	—	151,802
Commercial and industrial	20,428	463	275	—	21,166
Consumer and other loans	12,240	—	—	—	12,240

Total	$331,359	$23,259	$23,792	$—	$378,410

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$19,724	$3,500	$10,836	$—	$34,060
Secured by 1-4 family residential	130,048	5,378	6,535	—	141,961
Other real estate loans	118,663	10,227	17,078	—	145,968
Commercial and industrial	21,563	555	685	—	22,803
Consumer and other loans	12,287	—	14	—	12,301

Total	$302,285	$19,660	$35,148	$—	$357,093

Note 4.	Allowance for Loan Losses

Transactions in the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$10,644	$13,075	$12,937
Provision for (recovery of) loan losses	(3,850)	(425)	3,555
Loan recoveries	851	2,486	376
Loan charge-offs	(927)	(4,492)	(3,793)

Balance at end of year	$6,718	$10,644	$13,075

The following tables present, as of December 31, 2014, 2013 and 2012, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology (in thousands).

	December 31, 2014
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2013	$2,710	$2,975	$4,418	$442	$99	$10,644
Charge-offs	(91)	(272)	(203)	(43)	(318)	(927)
Recoveries	80	15	509	18	229	851
Provision for (recovery of) loan losses	(1,296)	(1,514)	(1,066)	(107)	133	(3,850)

Ending Balance, December 31, 2014	$1,403	$1,204	$3,658	$310	$143	$6,718

Ending Balance:
Individually evaluated for impairment	245	173	1,456	33	—	1,907
Collectively evaluated for impairment	1,158	1,031	2,202	277	143	4,811

Loans:
Ending Balance	29,475	163,727	151,802	21,166	12,240	378,410

Individually evaluated for impairment	3,205	3,414	7,183	120	—	13,922
Collectively evaluated for impairment	26,270	160,313	144,619	21,046	12,240	364,488

	December 31, 2013
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2012	$2,481	$3,712	$6,163	$608	$111	$13,075
Charge-offs	(2,962)	(260)	(1,070)	(37)	(163)	(4,492)
Recoveries	—	823	1,304	179	180	2,486
Provision for (recovery of) loan losses	3,191	(1,300)	(1,979)	(308)	(29)	(425)

Ending Balance, December 31, 2013	$2,710	$2,975	$4,418	$442	$99	$10,644

Ending Balance:
Individually evaluated for impairment	882	190	263	44	—	1,379
Collectively evaluated for impairment	1,828	2,785	4,155	398	99	9,265

Loans:
Ending Balance	34,060	141,961	145,968	22,803	12,301	357,093

Individually evaluated for impairment	6,862	3,431	11,143	258	—	21,694
Collectively evaluated for impairment	27,198	138,530	134,825	22,545	12,301	335,399

	December 31, 2012
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2011	$2,843	$3,766	$5,192	$963	$173	$12,937
Charge-offs	(431)	(761)	(2,154)	(261)	(186)	(3,793)
Recoveries	1	68	64	35	208	376
Provision for (recovery of) loan losses	68	639	3,061	(129)	(84)	3,555

Ending Balance, December 31, 2012	$2,481	$3,712	$6,163	$608	$111	$13,075

Ending Balance:
Individually evaluated for impairment	567	306	930	35	—	1,838
Collectively evaluated for impairment	1,914	3,406	5,233	573	111	11,237

Loans:
Ending Balance	43,524	134,964	174,220	23,071	7,815	383,594

Individually evaluated for impairment	2,516	3,776	10,528	160	—	16,980
Collectively evaluated for impairment	41,008	131,188	163,692	22,911	7,815	366,614

Impaired loans and the related allowance at December 31, 2014, 2013 and 2012, were as follows (in thousands):

	December 31, 2014
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$3,299	$2,800	$405	$3,205	$245	$5,532	$40
Secured by 1-4 family	4,327	2,526	888	3,414	173	3,433	138
Other real estate loans	7,623	3,708	3,475	7,183	1,456	10,115	206
Commercial and industrial	127	5	115	120	33	159	1
Consumer and other loans	—	—	—	—	—	—	—

Total	$15,376	$9,039	$4,883	$13,922	$1,907	$19,239	$385

	December 31, 2013
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$9,086	$4,259	$2,603	$6,862	$882	$5,397	$204
Secured by 1-4 family	4,341	2,515	916	3,431	190	2,864	146
Other real estate loans	12,385	9,455	1,688	11,143	263	7,079	441
Commercial and industrial	260	114	144	258	44	669	14
Consumer and other loans	—	—	—	—	—	—	—

Total	$26,072	$16,343	$5,351	$21,694	$1,379	$16,009	$805

	December 31, 2012
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,947	$622	$1,894	$2,516	$567	$5,691	$99
Secured by 1-4 family	4,706	1,690	2,086	3,776	306	4,821	163
Other real estate loans	14,861	4,886	5,642	10,528	930	10,148	276
Commercial and industrial	161	—	160	160	35	330	10
Consumer and other loans	—	—	—	—	—	—	—

Total	$22,675	$7,198	$9,782	$16,980	$1,838	$20,990	$548

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table. The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on non-accrual loans.

As of December 31, 2014, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $1.9 million. At December 31, 2014, $790 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $1.9 million in TDRs at December 31, 2013, $829 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There was one new loan modified under a TDR during the year ended December 31, 2014. There were no loans modified under TDRs during the year ended December 31, 2013. The following table provides further information regarding loans modified under TDRs during the years ended December 31, 2014 and 2012 (dollars in thousands):

	For the year ended December 31, 2014			For the year ended December 31, 2012
	Number of Contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of Contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Real estate loans:
Construction	—	$—	$—	—	$—	$—
Secured by 1-4 family	—	—	—	1	183	183
Other real estate loans	1	283	344	1	2,426	2,426
Commercial and industrial	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—

Total	1	$283	$344	2	$2,609	$2,609

For the years ended December 31, 2014, 2013 and 2012, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification.

Management defines default as over ninety days past due or the foreclosure and repossession of the collateral and charge-off of the loan during the twelve month period subsequent to the modification.

There were no non-accrual loans excluded from impaired loan disclosure at December 31, 2014. Non-accrual loans excluded from impaired loan disclosure amounted to $14 thousand and $13 thousand at December 31, 2013 and 2012, respectively. Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $423 thousand, $483 thousand and $510 thousand during the years ended December 31, 2014, 2013 and 2012, respectively.

Note 5.	Other Real Estate Owned

At December 31, 2014 and 2013, other real estate owned (OREO) totaled $1.9 million and $3.0 million, respectively. OREO was primarily comprised of residential lots, raw land, non-residential properties and residential properties associated with commercial relationships, and are located primarily in the Commonwealth of Virginia. Changes in the balance for OREO are as follows (in thousands):

	2014	2013
Balance at the beginning of year, gross	$4,695	$7,764
Transfers in	139	2,036
Charge-offs	(1,302)	(1,564)
Sales proceeds	(1,502)	(3,618)
Gain on disposition	307	80
Deferred gain recognized	(73)	—
Depreciation	(1)	(3)

Balance at the end of year, gross	2,263	4,695
Less: valuation allowance	(375)	(1,665)

Balance at the end of year, net	$1,888	$3,030

Changes in the allowance for OREO losses are as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$1,665	$2,174	$2,792
Provision for losses	12	1,055	1,190
Charge-offs, net	(1,302)	(1,564)	(1,808)

Balance at end of year	$375	$1,665	$2,174

Net expenses applicable to OREO, other than the provision for losses, were $81 thousand, $150 thousand and $443 thousand for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 6.	Premises and Equipment

Premises and equipment are summarized as follows at December 31, 2014 and 2013 (in thousands):

	2014	2013
Land	$4,393	$4,393
Buildings and leasehold improvements	15,041	15,030
Furniture and equipment	9,686	9,296
Construction in process	42	56

	$29,162	$28,775
Less accumulated depreciation	13,036	12,133

	$16,126	$16,642

Depreciation expense included in operating expenses for 2014, 2013 and 2012 was $967 thousand, $1.0 million and $1.1 million, respectively.

Note 7.	Deposits

The aggregate amount of time deposits, in denominations of $250 thousand or more, was $11.4 million and $11.8 million at December 31, 2014 and 2013, respectively.

The Bank obtains certain deposits through the efforts of third-party brokers. At December 31, 2014 and 2013, brokered deposits totaled $1.9 million and $5.1 million, respectively, and were included in time deposits on the Company’s consolidated financial statements.

At December 31, 2014, the scheduled maturities of time deposits were as follows (in thousands):

2015	$48,462
2016	25,453
2017	5,831
2018	11,841
2019	10,147

$101,734

Note 8.	Other Borrowings

The Bank had unused lines of credit totaling $121.1 million and $108.4 million available with non-affiliated banks at December 31, 2014 and 2013, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta in which the Bank can borrow up to 19% of its assets. The unused line of credit with FHLB totaled $75.3 million at December 31, 2014.

At December 31, 2014, the Bank did not have borrowings from the Federal Home Loan Bank (FHLB) system. At December 31, 2013, the Bank had borrowings from FHLB totaling $6.0 million. The Bank had a letter of credit from the FHLB totaling $23.0 million and $25.0 million at December 31, 2014 and 2013, respectively. The Bank had collateral pledged on the borrowing line and letter of credit at December 31, 2014 and 2013 including real estate loans totaling $101.9 million and $78.6 million, respectively, and Federal Home Loan Bank stock with a book value of $470 thousand and $1.0 million, respectively.

At December 31, 2014 and 2013, the Bank had a note payable totaling $26 thousand and $52 thousand, respectively, secured by a deed of trust, for land purchased to construct a banking office, which requires monthly payments of $2 thousand, and matures January 3, 2016. The fixed interest rate on this loan was 4.00%.

Note 9.	Trust Preferred Capital Notes

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2014 and 2013 was 2.84%. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions beginning June 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2014 and 2013 was 1.84% and 1.85%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions beginning October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2014 and 2013, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

Note 10.	Income Taxes

The Company is subject to U.S. federal and Virginia income tax as well as bank franchise tax in the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2011.

Net deferred tax assets consisted of the following components at December 31, 2014 and 2013 (in thousands):

	2014	2013

Deferred Tax Assets
Allowance for loan losses	$2,284	$3,619
Allowance for other real estate owned	127	566
Unfunded pension liability	732	90
Split dollar liability	—	207
Gain on other real estate owned	639	769
Securities available for sale	71	584
Accrued pension	392	289
Loan origination costs, net	—	6
Other	13	10

	$4,258	$6,140

Deferred Tax Liabilities
Depreciation	$604	$685
Discount accretion	2	5
Loan origination fees, net	44	—

	$650	$690

Net deferred tax assets	$3,608	$5,450

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

Positive evidence considered included (1) a return to trailing three years of cumulative pre-tax income in 2013, (2) the Company’s recent history of quarterly pre-tax earnings, (3) expectations for sustained profitability with sufficient taxable income to fully utilize the remaining net deferred tax benefits, and (4) significant reductions in the level of non-performing assets since their peak during 2011, which was the primary source of the losses generated in 2010 and 2011.

Negative evidence considered was (1) the uncertainty about the potential impact on earnings from nonperforming assets along with (2) a pre-tax loss reported by the Company during one quarterly period over the previous two years. As the number of consecutive periods of profitability increased and the level of profits are indicative of on-going results, the weight of cumulative losses as negative evidence decreased. A reduction in the weight given to such losses was further validated given that the source of the losses was an elevated level of problem assets and related credit costs, which had since been significantly reduced. After weighing both the positive and negative evidence, management determined that a valuation allowance on the net deferred tax asset was no longer warranted as of December 31, 2013.

The provision (benefit) for income taxes for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in thousands):

	2014	2013	2012

Current tax expense (benefit)	$1,528	$(44)	$965
Deferred tax expense (benefit)	1,971	(4,776)	—

	$3,499	$(4,820)	$965

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2014, 2013 and 2012, due to the following (in thousands):

	2014	2013	2012

Computed tax expense at statutory federal rate	$3,784	$1,718	$1,280
Decrease in income taxes from deferred tax valuation allowance	—	(6,275)	(167)
Decrease in income taxes resulting from:
Tax-exempt interest and dividend income	(189)	(153)	(125)
Other	(96)	(110)	(23)

	$3,499	$(4,820)	$965

Note 11.	Funds Restrictions and Reserve Balance

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. At December 31, 2014, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent company, without prior regulatory approval, totaled $20.5 million.

The Bank must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2014 and 2013, the aggregate amounts of daily average required balances were approximately $613 thousand and $1.4 million, respectively.

Note 12.	Benefit Plans

Pension Plan

The Bank has a noncontributory, defined benefit pension plan for all full-time employees over 21 years of age with at least one year of credited service, and hired prior to May 1, 2011. Effective May 1, 2011, the plan was frozen to new participants. Only individuals employed on or before April 30, 2011 were eligible to become participants in the plan upon satisfaction of the eligibility requirements. Benefits are generally based upon years of service and average compensation for the five highest-paid consecutive years of service. The Bank’s funding practice has been to make at least the minimum required annual contribution permitted by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.

The following tables provide a reconciliation of the changes in the plan benefit obligation and the fair value of assets for the periods ended December 31, 2014, 2013 and 2012 (in thousands).

	2014	2013	2012
Change in Benefit Obligation
Benefit obligation, beginning of year	$5,501	$7,244	$5,995
Service cost	347	470	427
Interest cost	269	279	269
Actuarial (gain) loss	1,769	(1,327)	725
Benefits paid	(157)	(961)	(172)
Gain due to settlement	—	(204)	—

Benefit obligation, end of year	$7,729	$5,501	$7,244

Changes in Plan Assets
Fair value of plan assets, beginning of year	$4,329	$4,046	$3,454
Actual return on plan assets	196	744	458
Employer contributions	—	500	306
Benefits paid	(157)	(961)	(172)

Fair value of assets, end of year	$4,368	$4,329	$4,046

Funded Status, end of year	$(3,361)	$(1,172)	$(3,198)

Amount Recognized in Other Liabilities	$(3,361)	$(1,172)	$(3,198)

Amounts Recognized in Accumulated Other Comprehensive Loss, net of tax
Net loss	$2,153	$265	$2,629
Prior service cost	—	—	—
Deferred income tax benefit	(732)	(90)	—

Amount recognized	$1,421	$175	$2,629

Weighted Average Assumptions Used to Determine Benefit Obligation
Discount rate used for disclosure	4.00%	5.00%	4.00%
Expected return on plan assets	7.50%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

	2014	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$347	$470	$427
Interest cost	269	279	269
Expected return on plan assets	(315)	(303)	(275)
Amortization of prior service cost	—	—	2
Recognized net loss due to settlement	—	284	—
Recognized net actuarial loss	—	109	86

Net periodic benefit cost	$301	$839	$509

Other Changes in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive (Income) Loss
Net (gain) loss	$1,888	$(2,364)	$456
Amortization of prior service cost	—	—	(2)

Total recognized in accumulated other comprehensive income (loss)	$1,888	$(2,364)	$454

Total Recognized in Net Periodic Benefit Cost and Accumulated Other Comprehensive Income (Loss)	$2,189	$(1,525)	$963

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.00%	4.00%	4.50%
Expected return on plan assets	7.50%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

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

The pension plan’s weighted-average asset allocations at the end of the plan year for 2014 and 2013, by asset category were as follows:

	2014	2013
Asset Category
Mutual funds – fixed income	39%	39%
Mutual funds – equity	61%	61%

Total	100%	100%

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

The following tables set forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2014, 2013 and 2012 (in thousands):

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3

Fixed income funds	$1,711	$1,711	$—	$—
Equity funds	2,657	2,657	—	—

Total	$4,368	$4,368	$—	$—

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3

Fixed income funds	$1,697	$1,697	$—	$—
Equity funds	2,632	2,632	—	—

Total	$4,329	$4,329	$—	$—

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3

Fixed income funds	$1,023	$1,023	$—	$—
Equity funds	3,023	3,023	—	—

Total	$4,046	$4,046	$—	$—

The Company did not make a cash contribution during the year ended December 31, 2014, and expects to make no contribution during the year ended December 31, 2015. The Company made cash contributions of $500 thousand and $306 thousand during the years ended December 31, 2013 and 2012, respectively. The accumulated benefit obligation for the defined benefit pension plan was $5.3 million, $3.8 million and $5.1 million at December 31, 2014, 2013 and 2012, respectively.

Estimated future benefit payments, which reflect expected future service, as appropriate, were as follows at December 31, 2014 (in thousands):

2015	$361
2016	312
2017	301
2018	24
2019	26
Years 2020-2024	2,569

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution for eligible employees hired on or after May 1, 2011. This contribution is allocated based on years of service to participants who were hired on or after May 1, 2011 who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. The amount that the Company matches is contributed for the benefit of the respective employee to the employee stock ownership plan (ESOP). All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2014, 2013 and 2012, expense attributable to the Plan amounted to $306 thousand, $249 thousand and $219 thousand, respectively.

Employee Stock Ownership Plan

On January 1, 2000, the Company established an employee stock ownership plan. The ESOP provides an opportunity for the Company to award shares of First National Corporation stock to employees at its discretion. Employees are eligible to participate in the ESOP effective immediately upon beginning service with the Company. Participants become 100% vested after two years of credited service. In addition to the 401(k) matching contributions made by the Company to the ESOP, the Board of Directors may make discretionary contributions, within certain limitations prescribed by federal tax regulations. There was no compensation expense for the ESOP for the years ended December 31, 2014, 2013 and 2012. Shares of the Company held by the ESOP at December 31, 2014, 2013 and 2012, were 173,823, 169,882 and 134,609, respectively.

Split Dollar Life Insurance Plan

On January 6, 1999, the Bank adopted a Director Split Dollar Life Insurance Plan. This Plan provided life insurance coverage to insurable outside directors of the Bank. The Bank owns the policies and is entitled to all values and proceeds. The Plan provided retirement benefits and the payment of benefits at the death of the insured director. The amount of benefits was determined by the performance of the policies over the director’s life.

Accounting guidance requires a company to recognize an obligation over the director’s service period based upon the substantive agreement with the director such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The related effect on net income recognized during the year ended December 31, 2012 was a benefit of $21 thousand. In May 2013, the Bank terminated its Split Dollar Life Insurance Plan that provided life insurance coverage to insurable directors and recorded a gain of $543 thousand from the termination of the postretirement benefit liability.

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

At December 31, 2014 and 2013, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2014	2013

Commitments to extend credit and unfunded commitments under lines of credit	$60,019	$59,115
Stand-by letters of credit	9,763	7,610

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

At December 31, 2014, the Bank had $1.1 million in locked-rate commitments to originate mortgage loans and $328 thousand in loans held for sale. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2014 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $10 thousand.

Note 14.	Transactions with Related Parties

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. In management’s opinion, these transactions were made on substantially the same terms as those prevailing for other customers.

At December 31, 2014 and 2013, these loans totaled $2.4 million and $2.1 million, respectively. During 2014, total principal additions were $496 thousand and total principal payments were $164 thousand.

Deposits from related parties held by the Bank at December 31, 2014 and 2013 amounted to $5.7 million and $5.1 million, respectively.

Note 15.	Lease Commitments

The Company was obligated under noncancelable leases for banking premises. Total rental expense for operating leases for 2014, 2013 and 2012 was $99 thousand, $224 thousand and $244 thousand, respectively. Minimum rental commitments under noncancelable leases with terms in excess of one year as of December 31, 2014 were as follows (in thousands):

Operating Leases
2015	$69
2016	39
2017	26
2018	22
2019	4

Total minimum payments	$160

Note 16.	Dividend Reinvestment Plan

The Company has in effect a Dividend Reinvestment Plan (DRIP) which provides an automatic conversion of dividends into common stock for enrolled shareholders. The Company may issue common shares to the DRIP or purchase on the open market. Common shares are purchased at a price which is based on the average closing prices of the shares as quoted on the Over-the-Counter Markets Group exchange for the 10 business days immediately preceding the dividend payment date.

The Company issued 3,113 common shares to the DRIP during the year ended December 31, 2014. No shares were issued to the DRIP during the years ended December 31, 2013 and 2012.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands).

		Fair Value Measurements at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale
U.S. agency and mortgage-backed securities	$67,029	$—	$67,029	$—
Obligations of states and political subdivisions	16,257	—	16,257	—
Corporate equity securities	6	6	—	—

	$83,292	$6	$83,286	$—

		Fair Value Measurements at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale
U.S. agency and mortgage-backed securities	$84,897	$—	$84,897	$—
Obligations of states and political subdivisions	18,399	—	18,399	—
Corporate equity securities	5	5	—	—

	$103,301	$5	$103,296	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2014 and 2013.

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013 (dollars in thousands).

		Fair Value Measurements at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans, net	$2,976	$—	$—	$2,976
Other real estate owned, net	1,888	—	—	1,888

		Fair Value Measurements at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans, net	$3,972	$—	$—	$3,972
Other real estate owned, net	3,030	—	—	3,030

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted- Average)

Impaired loans, net	$2,976	Property appraisals	Selling cost	10%

Other real estate owned, net	1,888	Property appraisals	Selling cost	7%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted- Average)

Impaired loans, net	$3,972	Property appraisals	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0%-41% (8%)

Other real estate owned, net	3,030	Property appraisals	Selling cost	7%

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

Accrued Interest

Accrued interest receivable and payable were estimated to equal the carrying value due to the short-term nature of these financial instruments.

Borrowings and Federal Funds Purchased

The carrying amounts of federal funds purchased and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of all other borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Bank Owned Life Insurance

Bank owned life insurance represents insurance policies on officers, directors, and past directors of the Company. The cash values of these policies are estimates using information provided by insurance carriers. These policies are carried at their cash surrender value, which approximates the fair value.

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2014 and 2013, fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2014 and 2013 are as follows (in thousands):

	Fair Value Measurements at December 31, 2014 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$24,845	$24,845	$—	$—	$24,845
Securities	83,292	6	83,286	—	83,292
Restricted securities	1,366	—	1,366	—	1,366
Loans held for sale	328	—	328	—	328
Loans, net	371,692	—	—	378,930	378,930
Bank owned life insurance	11,357	—	11,357	—	11,357
Accrued interest receivable	1,261	—	1,261	—	1,261

Financial Liabilities
Deposits	$444,338	$—	$342,604	$101,606	$444,210
Federal funds purchased	52	—	52	—	52
Other borrowings	26	—	—	26	26
Trust preferred capital notes	9,279	—	—	9,756	9,756
Accrued interest payable	135	—	135	—	135

	Fair Value Measurements at December 31, 2013 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$31,508	$31,508	$—	$—	$31,508
Securities	103,301	5	103,296	—	103,301
Restricted securities	1,804	—	1,804	—	1,804
Loans, net	346,449	—	—	353,874	353,874
Bank owned life insurance	10,978	—	10,978	—	10,978
Accrued interest receivable	1,302	—	1,302	—	1,302

Financial Liabilities
Deposits	$450,711	$—	$326,955	$124,422	$451,377
Other borrowings	6,052	—	—	6,095	6,095
Trust preferred capital notes	9,279	—	—	9,399	9,399
Accrued interest payable	177	—	177	—	177

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations) and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2014 and 2013, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table (dollars in thousands).

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2014:
Total Capital (to Risk Weighted Assets):
Company	$75,045	19.93%	$30,130	8.00%	N/A	N/A
Bank	$71,941	19.14%	$30,077	8.00%	$37,596	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$70,312	18.67%	$15,065	4.00%	N/A	N/A
Bank	$67,217	17.88%	$15,038	4.00%	$22,557	6.00%
Tier 1 Capital (to Average Assets):
Company	$70,312	13.47%	$20,872	4.00%	N/A	N/A
Bank	$67,217	12.90%	$20,841	4.00%	$26,051	5.00%

December 31, 2013:
Total Capital (to Risk Weighted Assets):
Company	$66,437	18.21%	$29,193	8.00%	N/A	N/A
Bank	$60,578	16.62%	$29,160	8.00%	$36,450	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$61,800	16.94%	$14,597	4.00%	N/A	N/A
Bank	$55,947	15.35%	$14,580	4.00%	$21,870	6.00%
Tier 1 Capital (to Average Assets):
Company	$61,800	11.75%	$21,047	4.00%	N/A	N/A
Bank	$55,947	10.68%	$20,948	4.00%	$26,184	5.00%

Note 19.	Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2011	$3,166	$(2,175)	$991
Unrealized holding losses (net of tax, $0)	(111)	—	(111)
Reclassification adjustment (net of tax, $0)	(1,285)	—	(1,285)
Pension liability adjustment (net of tax, $0)	—	(454)	(454)

Change during period	(1,396)	(454)	(1,850)

Balance at December 31, 2012	$1,770	$(2,629)	$(859)
Unrealized holding losses (net of tax, ($1,493))	(2,899)	—	(2,899)
Pension liability adjustment (net of tax, $1,264)	—	2,454	2,454

Change during period	(2,899)	2,454	(445)

Balance at December 31, 2013	$(1,129)	$(175)	$(1,304)
Unrealized holding gains (net of tax, $750)	1,456	—	1,456
Reclassification adjustment (net of tax, $236)	(460)	—	(460)
Pension liability adjustment (net of tax, ($642))	—	(1,246)	(1,246)

Change during period	996	(1,246)	(250)

Balance at December 31, 2014	$(133)	$(1,421)	$(1,554)

The following table presents information related to reclassifications from accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Operations
	For the year ended December 31,
	2014	2013	2012
Securities available for sale:
Net securities gains reclassified into earnings	$(696)	$—	$(1,285)	Net gains on sale of securities available for sale
Related income tax expense	236	—	—	Income tax provision (benefit)

Total reclassifications	$(460)	$—	$(1,285)	Net of tax

Note 20.	Preferred Stock

The Company has (i) 13,900 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a par value of $1.25 per share and liquidation preference of $1,000 per share (the Preferred Stock) and (ii) 695 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a par value of $1.25 per share and liquidation preference of $1,000 per share (the Warrant Preferred Stock). The Preferred Stock paid cumulative dividends at a rate of 5% per annum until May 14, 2014, and thereafter at a rate of 9% per annum. The Warrant Preferred Stock pays cumulative dividends at a rate of 9% per annum from the date of issuance. The discount on the Preferred Stock was fully amortized over a five year period through March 12, 2014, using the constant effective yield method.

Note 21.	Rights Offering of Common Stock

On June 29, 2012, the Company completed the sale of 1,945,815 shares of common stock in a rights offering and to certain standby investors. The Company’s existing shareholders exercised subscription rights to purchase 1,520,815 shares at a subscription price of $4.00 per share, and the standby investors purchased an additional 425,000 shares at the same price of $4.00 per share. In total, the Company raised proceeds of $7.6 million, net of offering costs.

Note 22.	Acquisition

On November 18, 2014, the Bank entered into a Purchase and Assumption Agreement (the “Agreement”) with Bank of America, National Association to acquire branch banking operations of six locations in Virginia. Subject to the satisfaction of customary closing conditions, the Bank expects the transaction to close in the second quarter of 2015. After the transaction closes, the Bank expects its assets to total approximately $750 million. The Agreement includes the acquisition of approximately $308 million of deposits and $1.7 million of premises and equipment. The Bank agreed to pay a 2.25% premium on total deposits on the closing date.

Note 23.	Subsequent Events

On February 11, 2015, the Board of Directors of the Company declared a quarterly cash dividend of $0.025 per common share, which is payable on March 20, 2015 to shareholders of record as of March 6, 2015.

Note 24.	Parent Company Only Financial Statements

FIRST NATIONAL CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2014 and 2013

(in thousands)

	2014	2013
Assets
Cash	$2,421	$5,395
Investment in subsidiaries, at cost, plus undistributed net income	65,744	56,982
Other assets	685	470

Total assets	$68,850	$62,847

Liabilities and Shareholders’ Equity

Trust preferred capital notes	$9,279	$9,279
Other liabilities	7	8

Total liabilities	$9,286	$9,287

Preferred stock	$14,595	$14,564
Common stock	6,131	6,127
Surplus	6,835	6,813
Retained earnings	33,557	27,360
Accumulated other comprehensive loss, net	(1,554)	(1,304)

Total shareholders’ equity	$59,564	$53,560

Total liabilities and shareholders’ equity	$68,850	$62,847

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Income

Three Years Ended December 31, 2014

(in thousands)

	2014	2013	2012

Income
Dividends from subsidiary	$—	$—	$500
Gain on sale of securities available for sale	—	—	139
Other income	26	51	41

	$26	$51	$680

Expense
Interest expense	$218	$222	$237
Stationery and supplies	18	17	1
Legal and professional fees	37	40	—
Data processing	67	53	—
Management fee-subsidiary	251	95	—
Other expense	13	51	6

Total expense	$604	$478	$244

Income (loss) before allocated tax benefits and undistributed income of subsidiary	$(578)	$(427)	$436

Allocated income tax benefit	197	145	22

Income (loss) before equity in undistributed income of subsidiary	$(381)	$(282)	$458

Equity in undistributed income of subsidiary	8,012	10,156	2,342

Net income	$7,631	$9,874	$2,800

Effective dividend and accretion on preferred stock	1,138	913	904

Net income available to common shareholders	$6,493	$8,961	$1,896

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Cash Flows

Three Years Ended December 31, 2014

(in thousands)

	2014	2013	2012

Cash Flows from Operating Activities
Net income	$7,631	$9,874	$2,800
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(8,012)	(10,156)	(2,342)
Gain on sale of securities available for sale	—	—	(139)
(Increase) decrease in other assets	(216)	29	(42)
Decrease in other liabilities	—	—	(2)

Net cash provided by (used in) operating activities	$(597)	$(253)	$275

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	$—	$—	$164
Distribution of capital to subsidiary	(1,000)	—	(1,000)

Net cash used in investing activities	$(1,000)	$—	$(836)

Cash Flows from Financing Activities
Cash dividends paid on common stock, net of reinvestment	$(342)	$—	$—
Cash dividends paid on preferred stock	(1,035)	(758)	(758)
Net proceeds from issuance of common stock	—	—	7,601

Net cash provided by (used in) financing activities	$(1,377)	$(758)	$6,843

Increase (decrease) in cash and cash equivalents	$(2,974)	$(1,011)	$6,282

Cash and Cash Equivalents
Beginning	5,395	6,406	124

Ending	$2,421	$5,395	$6,406

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2014 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Management’s Report on the Effectiveness of Internal Controls over Financial Reporting.”

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

Information required by this Item is set forth under the headings “Election of Directors – Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” “Committees” and “Director Selection Process” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) The response to this portion of Item 15 is included in Item 8 above.

(2)	The response to this portion of Item 15 is included in Item 8 above.

(3)	The following documents are attached hereto or incorporated herein by reference to Exhibits:

2.1	Purchase and Assumption Agreement, dated as of November 18, 2014, between Bank of America, National Association and First Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2014).

3.1	Amended and Restated Articles of Incorporation, as amended and restated on March 3, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008).

3.2	Articles of Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

3.3	By-laws of First National Corporation (as restated in electronic format as of August 13, 2014), attached as Exhibit 3.1 to the Current Report on Form 8-K filed August 19, 2014 and incorporated by reference herein.

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.1	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.2	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.4	Amendment to Employment Agreement between the Company and Dennis A. Dysart and M. Shane Bell (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2008).

10.5	Amendment to Employment Agreement between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2008).

10.8	Employment Agreement between the Company and Scott C. Harvard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2014).

10.9	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2013).

10.10	2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed February 11, 2015).

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:	/s/ Scott C. Harvard

President and Chief Executive Officer
(on behalf of the registrant and as principal executive officer)

Date:	March 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott C. Harvard	Date:	March 27, 2015
President & Chief Executive Officer Director (principal executive officer)

/s/ M. Shane Bell	Date:	March 27, 2015
Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Douglas C. Arthur	Date:	March 27, 2015
Chairman of the Board of Directors

/s/ John K. Marlow	Date:	March 27, 2015
Vice Chairman of the Board of Directors

/s/ Emily Marlow Beck	Date:	March 27, 2015
Director

/s/ Elizabeth H. Cottrell	Date:	March 27, 2015
Director

/s/ Dr. James A. Davis	Date:	March 27, 2015
Director

/s/ Dr. Miles K. Davis	Date:	March 27, 2015
Director

/s/ Christopher E. French	Date:	March 27, 2015
Director

/s/ W. Michael Funk	Date:	March 27, 2015
Director

/s/ Gerald F. Smith, Jr.	Date:	March 27, 2015
Director

/s/ James R. Wilkins, III	Date:	March 27, 2015
Director

EXHIBIT INDEX

Number	Document

2.1	Purchase and Assumption Agreement, dated as of November 18, 2014, between Bank of America, National Association and First Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2014).

3.1	Amended and Restated Articles of Incorporation, as amended and restated on March 3, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008).

3.2	Articles of Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

3.3	By-laws of First National Corporation (as restated in electronic format as of August 13, 2014), attached as Exhibit 3.1 to the Current Report on Form 8-K filed August 19, 2014 and incorporated by reference herein.

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.1	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.2	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.4	Amendment to Employment Agreement between the Company and Dennis A. Dysart and M. Shane Bell (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2008).

10.5	Amendment to Employment Agreement between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2008).

10.8	Employment Agreement between the Company and Scott C. Harvard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2014).

10.9	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2013).

10.10	2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed February 11, 2015).

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.