Form 10-Q
period 2015-03-31
FIRST NATIONAL CORP /VA/
filed 2015-05-15
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2015, 4,909,714 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	March 31, 2015	December 31, 2014
Assets
Cash and due from banks	$7,529	$6,043
Interest-bearing deposits in banks	1,645	18,802
Securities available for sale, at fair value	90,855	83,292
Restricted securities, at cost	1,999	1,366
Loans held for sale	—	328
Loans, net of allowance for loan losses, 2015, $6,771; 2014, $6,718	391,746	371,692
Other real estate owned, net of valuation allowance, 2015, $125; 2014, $375	1,949	1,888
Premises and equipment, net	16,298	16,126
Accrued interest receivable	1,256	1,261
Bank owned life insurance	11,431	11,357
Other assets	5,701	6,010

Total assets	$530,409	$518,165

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$109,927	$104,986
Savings and interest-bearing demand deposits	231,885	237,618
Time deposits	96,974	101,734

Total deposits	$438,786	$444,338
Federal funds purchased	1,955	52
Other borrowings	15,020	26
Trust preferred capital notes	9,279	9,279
Accrued interest payable and other liabilities	5,057	4,906

Total liabilities	$470,097	$458,601

Shareholders’ Equity
Preferred stock, $1,000 per share liquidation preference; authorized 1,000,000 shares; 14,595 shares issued and outstanding, net of discount	$14,595	$14,595
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2015, 4,909,714 shares; 2014, 4,904,577 shares	6,137	6,131
Surplus	6,881	6,835
Retained earnings	33,649	33,557
Accumulated other comprehensive loss, net	(950)	(1,554)

Total shareholders’ equity	$60,312	$59,564

Total liabilities and shareholders’ equity	$530,409	$518,165

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended March 31, 2015 and 2014

(in thousands, except per share data)

	(unaudited)	(unaudited)
	March 31, 2015	March 31, 2014
Interest and Dividend Income
Interest and fees on loans	$4,540	$4,215
Interest on deposits in banks	5	16
Interest and dividends on securities available for sale:
Taxable interest	358	562
Tax-exempt interest	64	95
Dividends	21	21

Total interest and dividend income	$4,988	$4,909

Interest Expense
Interest on deposits	$300	$400
Interest on federal funds purchased	1	—
Interest on trust preferred capital notes	54	54
Interest on other borrowings	1	29

Total interest expense	$356	$483

Net interest income	$4,632	$4,426
Recovery of loan losses	—	(200)

Net interest income after recovery of loan losses	$4,632	$4,626

Noninterest Income
Service charges on deposit accounts	$547	$630
ATM and check card fees	349	335
Wealth management fees	503	484
Fees for other customer services	107	87
Income from bank owned life insurance	74	74
Net (losses) on sale of securities available for sale	(52)	—
Net gains on sale of loans	55	—
Other operating income	8	6

Total noninterest income	$1,591	$1,616

Noninterest Expense
Salaries and employee benefits	$3,125	$2,509
Occupancy	317	315
Equipment	281	304
Marketing	97	109
Stationery and supplies	345	80
Legal and professional fees	212	202
ATM and check card fees	155	163
FDIC assessment	67	172
Bank franchise tax	122	94
Telecommunications expense	85	71
Data processing expense	187	115
Postage expense	117	39
Other real estate owned (income) expense, net	(36)	31
Net loss on disposal of premises and equipment	—	2
Other operating expense	413	407

Total noninterest expense	$5,487	$4,613

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Three months ended March 31, 2015 and 2014

(in thousands, except per share data)

	(unaudited)	(unaudited)
	March 31, 2015	March 31, 2014

Income before income taxes	$736	$1,629
Income tax expense	192	483

Net income	$544	$1,146

Effective dividend and accretion on preferred stock	329	220

Net income available to common shareholders	$215	$926

Earnings per common share
Basic	$0.04	$0.19
Diluted	$0.04	$0.19

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2015 and 2014

(in thousands)

	(unaudited)	(unaudited)
	March 31, 2015	March 31, 2014

Net income	$544	$1,146
Other comprehensive income, net of tax,
Unrealized holding gains on available for sale securities, net of tax $294 and $232, respectively	570	450
Reclassification adjustment for losses included in net income, net of tax $18 and $0, respectively	34	—

Total other comprehensive income	604	450

Total comprehensive income	$1,148	$1,596

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three months ended March 31, 2015 and 2014

(in thousands)

	(unaudited)	(unaudited)
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities
Net income	$544	$1,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238	248
Origination of loans held for sale	(2,210)	—
Proceeds from sale of loans held for sale	2,593	—
Net gains on sales of loans held for sale	(55)	—
Recovery of loan losses	—	(200)
Provision for other real estate owned	—	23
Net losses on sale of securities available for sale	52	—
Net gains on sale of other real estate owned	(57)	(1)
Losses on disposal of premises and equipment	—	2
Income from bank owned life insurance	(74)	(74)
Accretion of discounts and amortization of premiums on securities, net	148	160
Stock-based compensation	43	—
Changes in assets and liabilities:
(Increase) decrease in interest receivable	5	(3)
(Increase) decrease in other assets	(3)	437
Increase (decrease) in other liabilities	151	(674)

Net cash provided by operating activities	$1,375	$1,064

Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	3,668	3,052
Purchase of securities available for sale	(10,515)	(9,790)
Proceeds from redemption of restricted securities	—	168
Purchase of restricted securities	(633)	—
Purchase of premises and equipment	(410)	(77)
Proceeds from sale of other real estate owned	224	16
Net increase in loans	(20,282)	(2,601)

Net cash used in investing activities	$(27,948)	$(9,232)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and savings accounts	$(792)	$14,583
Net decrease in time deposits	(4,760)	(3,605)
Proceeds from other borrowings	15,000	—
Principal payments on other borrowings	(6)	(6)
Net proceeds from issuance of common stock	1	—
Cash dividends paid on preferred stock	(329)	(189)
Cash dividends paid on common stock, net of reinvestment	(115)	—
Increase in federal funds purchased	1,903	—

Net cash provided by financing activities	$10,902	$10,783

Increase (decrease) in cash and cash equivalents	$(15,671)	$2,615

Cash and Cash Equivalents
Beginning	$24,845	$31,508

Ending	$9,174	$34,123

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three months ended March 31, 2015 and 2014

(in thousands)

	(unaudited)	(unaudited)
	March 31, 2015	March 31, 2014
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$371	$500

Income Taxes	$363	$—

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains on securities available for sale	$916	$682

Transfer from loans to other real estate owned	$228	$—

Issuance of common stock, dividend reinvestment plan	$8	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2015 and 2014

(in thousands)

(unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2013	$14,564	$6,127	$6,813	$27,360	$(1,304)	$53,560
Net income	—	—	—	1,146	—	1,146
Other comprehensive income	—	—	—	—	450	450
Cash dividends on preferred stock	—	—	—	(189)	—	(189)
Accretion of preferred stock discount	31	—	—	(31)	—	—

Balance, March 31, 2014	$14,595	$6,127	$6,813	$28,286	$(854)	$54,967

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2014	$14,595	$6,131	$6,835	$33,557	$(1,554)	$59,564
Net income	—	—	—	544	—	544
Other comprehensive income	—	—	—	—	604	604
Cash dividends on common stock ($0.025 per share)	—	—	—	(123)	—	(123)
Stock-based compensation	—	—	43	—	—	43
Issuance of 955 shares common stock, dividend reinvestment plan	—	1	8	—	—	9
Issuance of 4,182 shares common stock, stock incentive plan	—	5	(5)	—	—	—
Cash dividends on preferred stock	—	—	—	(329)	—	(329)

Balance, March 31, 2015	$14,595	$6,137	$6,881	$33,649	$(950)	$60,312

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1.	General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2015 and December 31, 2014, the results of operations and comprehensive income for the three months ended March 31, 2015 and 2014 and the cash flows and changes in shareholders’ equity for the three months ended March 31, 2015 and 2014. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of ASU 2014-01 did not have an impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU 2014-04 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The adoption of ASU 2014-11 did not have an impact on the Company’s consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have an impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The Company does not expect the adoption of ASU 2015-02 to have an impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU 2015-03 to have an impact on its consolidated financial statements.

Notes to Consolidated Financial Statements

(unaudited)

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company is currently assessing the impact that ASU 2015-05 will have on its consolidated financial statements.

Note 2.	Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. Amortized costs and fair values of securities available for sale at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$74,540	$650	$(354)	$74,836
Obligations of states and political subdivisions	15,600	435	(22)	16,013
Corporate equity securities	1	5	—	6

	$90,141	$1,090	$(376)	$90,855

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. agency and mortgage-backed securities	$67,462	$374	$(807)	$67,029
Obligations of states and political subdivisions	16,031	325	(99)	16,257
Corporate equity securities	1	5	—	6

	$83,494	$704	$(906)	$83,292

At March 31, 2015 and December 31, 2014, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	March 31, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$7,438	$(18)	$21,024	$(336)	$28,462	$(354)
Obligations of states and political subdivisions	—	—	1,079	(22)	1,079	(22)

	$7,438	$(18)	$22,103	$(358)	$29,541	$(376)

Notes to Consolidated Financial Statements

(unaudited)

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. agency and mortgage-backed securities	$8,677	$(60)	$32,527	$(747)	$41,204	$(807)
Obligations of states and political subdivisions	715	(1)	2,841	(98)	3,556	(99)

	$9,392	$(61)	$35,368	$(845)	$44,760	$(906)

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

At March 31, 2015, there were nineteen U.S. agency and mortgage-backed securities and two obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.7 years at March 31, 2015. At December 31, 2014, there were twenty-nine U.S. agency and mortgage-backed securities and seven obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2014. The weighted-average re-pricing term of the portfolio was 3.9 years at December 31, 2014. The unrealized losses at March 31, 2015 in the U.S. agency and mortgage-backed securities portfolio and the obligation of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities available for sale at March 31, 2015 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

	Amortized	Fair
	Cost	Value
Due within one year	$—	$—
Due after one year through five years	6,661	6,717
Due after five years through ten years	21,289	21,457
Due after ten years	62,190	62,675
Corporate equity securities	1	6

	$90,141	$90,855

Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015, and no impairment has been recognized. Restricted securities are not part of the available for sale securities portfolio.

Notes to Consolidated Financial Statements

(unaudited)

The composition of restricted securities at March 31, 2015 and December 31, 2014 was as follows (in thousands):

	March 31, 2015	December 31, 2014
Federal Home Loan Bank stock	$1,103	$470
Federal Reserve Bank stock	846	846
Community Bankers’ Bank stock	50	50

	$1,999	$1,366

Note 3.	Loans

Loans at March 31, 2015 and December 31, 2014 are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Real estate loans:
Construction and land development	$33,344	$29,475
Secured by 1-4 family residential	172,874	163,727
Other real estate loans	158,896	151,802
Commercial and industrial loans	21,420	21,166
Consumer and other loans	11,983	12,240

Total loans	$398,517	$378,410
Allowance for loan losses	(6,771)	(6,718)

Loans, net	$391,746	$371,692

Net deferred loan costs included in the above loan categories were $145 thousand and $130 thousand at March 31, 2015 and December 31, 2014, respectively. Consumer and other loans included $194 thousand and $285 thousand of demand deposit overdrafts at March 31, 2015 and December 31, 2014, respectively.

Risk characteristics of each loan portfolio class that are considered by the Company include:

•	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

•	Real estate construction and land development loans carry risks that the project may not be finished according to schedule, the project may not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure or other factors unrelated to the project.

•	Other real estate loans and commercial and industrial loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much reliability.

•	Consumer and other loans carry risk associated with the continued creditworthiness of the borrower and the value of the collateral, i.e. rapidly depreciating assets such as automobiles, or lack thereof. Consumer loans are likely to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy, or other changes in circumstances.

Notes to Consolidated Financial Statements

(unaudited)

The following table provides a summary of loan classes and an aging of past due loans as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$443	$—	$71	$514	$32,830	$33,344	$1,653	$71
1-4 family residential	535	76	349	960	171,914	172,874	685	—
Other real estate loans	498	—	3,304	3,802	155,094	158,896	4,722	—
Commercial and industrial	283	92	—	375	21,045	21,420	110	—
Consumer and other loans	16	—	—	16	11,967	11,983	—	—

Total	$1,775	$168	$3,724	$5,667	$392,850	$398,517	$7,170	$71

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$2,441	$71	$—	$2,512	$26,963	$29,475	$1,787	$—
1-4 family residential	504	323	754	1,581	162,146	163,727	1,342	—
Other real estate loans	554	800	2,519	3,873	147,929	151,802	4,756	—
Commercial and industrial	10	106	—	116	21,050	21,166	115	—
Consumer and other loans	14	—	—	14	12,226	12,240	—	—

Total	$3,523	$1,300	$3,273	$8,096	$370,314	$378,410	$8,000	$—

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$24,129	$3,250	$5,965	$—	$33,344
Secured by 1-4 family residential	162,248	4,652	5,974	—	172,874
Other real estate loans	134,037	14,196	10,663	—	158,896
Commercial and industrial	20,660	452	308	—	21,420
Consumer and other loans	11,983	—	—	—	11,983

Total	$353,057	$22,550	$22,910	$—	$398,517

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$20,476	$2,962	$6,037	$—	$29,475
Secured by 1-4 family residential	152,004	5,058	6,665	—	163,727
Other real estate loans	126,211	14,776	10,815	—	151,802
Commercial and industrial	20,428	463	275	—	21,166
Consumer and other loans	12,240	—	—	—	12,240

Total	$331,359	$23,259	$23,792	$—	$378,410

Notes to Consolidated Financial Statements

(unaudited)

Note 4.	Allowance for Loan Losses

The following tables present, as of March 31, 2015, December 31, 2014 and March 31, 2014, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology (in thousands):

	March 31, 2015
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2014	$1,403	$1,204	$3,658	$310	$143	$6,718
Charge-offs	—	(47)	—	—	(65)	(112)
Recoveries	1	34	1	60	69	165
Provision for (recovery of) loan losses	197	(239)	137	(82)	(13)	—

Ending Balance, March 31, 2015	$1,601	$952	$3,796	$288	$134	$6,771

Ending Balance:
Individually evaluated for impairment	341	85	1,447	28	—	1,901
Collectively evaluated for impairment	1,260	867	2,349	260	134	4,870

Loans:
Ending Balance	33,344	172,874	158,896	21,420	11,983	398,517

Individually evaluated for impairment	3,071	2,747	7,103	113	—	13,034
Collectively evaluated for impairment	30,273	170,127	151,793	21,307	11,983	385,483

	December 31, 2014
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2013	$2,710	$2,975	$4,418	$442	$99	$10,644
Charge-offs	(91)	(272)	(203)	(43)	(318)	(927)
Recoveries	80	15	509	18	229	851
Provision for (recovery of) loan losses	(1,296)	(1,514)	(1,066)	(107)	133	(3,850)

Ending Balance, December 31, 2014	$1,403	$1,204	$3,658	$310	$143	$6,718

Ending Balance:
Individually evaluated for impairment	245	173	1,456	33	—	1,907
Collectively evaluated for impairment	1,158	1,031	2,202	277	143	4,811

Loans:
Ending Balance	29,475	163,727	151,802	21,166	12,240	378,410

Individually evaluated for impairment	3,205	3,414	7,183	120	—	13,922
Collectively evaluated for impairment	26,270	160,313	144,619	21,046	12,240	364,488

Notes to Consolidated Financial Statements

(unaudited)

	March 31, 2014
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2013	$2,710	$2,975	$4,418	$442	$99	$10,644
Charge-offs	—	(71)	—	(36)	(132)	(239)
Recoveries	—	4	1	1	72	78
Provision for (recovery of) loan losses	(458)	42	89	36	91	(200)

Ending Balance, March 31, 2014	$2,252	$2,950	$4,508	$443	$130	$10,283

Ending Balance:
Individually evaluated for impairment	862	126	505	45	—	1,538
Collectively evaluated for impairment	1,390	2,824	4,003	398	130	8,745

Loans:
Ending Balance	33,876	147,541	142,719	23,381	12,016	359,533

Individually evaluated for impairment	6,568	3,468	11,030	172	—	21,238
Collectively evaluated for impairment	27,308	144,073	131,689	23,209	12,016	338,295

Impaired loans and the related allowance at March 31, 2015, December 31, 2014 and March 31, 2014, were as follows (in thousands):

	March 31, 2015
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$3,198	$2,196	$875	$3,071	$341	$3,171	$16
Secured by 1-4 family	3,672	2,509	238	2,747	85	3,149	29
Other real estate loans	7,559	4,119	2,984	7,103	1,447	7,149	34
Commercial and industrial	122	3	110	113	28	118	—
Consumer and other loans	—	—	—	—	—	—	—

Total	$14,551	$8,827	$4,207	$13,034	$1,901	$13,587	$79

Notes to Consolidated Financial Statements

(unaudited)

	December 31, 2014
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$3,299	$2,800	$405	$3,205	$245	$5,532	$40
Secured by 1-4 family	4,327	2,526	888	3,414	173	3,433	138
Other real estate loans	7,623	3,708	3,475	7,183	1,456	10,115	206
Commercial and industrial	127	5	115	120	33	159	1
Consumer and other loans	—	—	—	—	—	—	—

Total	$15,376	$9,039	$4,883	$13,922	$1,907	$19,239	$385

	March 31, 2014
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$8,864	$4,018	$2,550	$6,568	$862	$6,684	$11
Secured by 1-4 family	4,391	2,932	536	3,468	126	3,313	31
Other real estate loans	12,346	9,139	1,891	11,030	505	11,082	79
Commercial and industrial	176	13	159	172	45	200	—
Consumer and other loans	—	—	—	—	—	—	—

Total	$25,777	$16,102	$5,136	$21,238	$1,538	$21,279	$121

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table. The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on non-accrual loans.

As of March 31, 2015, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $1.8 million. At March 31, 2015, $782 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $1.9 million in TDRs at December 31, 2014, $790 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the three month period ended March 31, 2015. There was one other real estate loan classified as a TDR during the three month period ended March 31, 2014 because the loan term was extended at a below market rate of interest. The recorded investment for this loan prior to the modification totaled $283 thousand and the recorded investment after the modification totaled $344 thousand.

For the three months ended March 31, 2015 and 2014, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral and charge-off of the loan during the twelve month period subsequent to the modification.

Notes to Consolidated Financial Statements

(unaudited)

Note 5.	Other Real Estate Owned (OREO)

At March 31, 2015 and December 31, 2014, OREO totaled $1.9 million. OREO is primarily comprised of residential lots, raw land, non-residential properties and residential properties, and are located primarily in the Commonwealth of Virginia. Changes in the balance for OREO are as follows (in thousands):

	For the three months ended March 31, 2015	For the year ended December 31, 2014
Balance at the beginning of year, gross	$2,263	$4,695
Transfers in	228	139
Charge-offs	(250)	(1,302)
Sales proceeds	(224)	(1,502)
Gain on disposition Deferred gain recognized	57 —	307 (73)
Depreciation	—	(1)

Balance at the end of period, gross	$2,074	$2,263
Less: valuation allowance	(125)	(375)

Balance at the end of period, net	$1,949	$1,888

At March 31, 2015, the carrying amount of residential real estate properties included in OREO was $228 thousand. There were no residential real estate properties included in OREO at December 31, 2014. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $87 thousand as of March 31, 2015.

Changes in the valuation allowance are as follows (in thousands):

	For the three months ended		For the year ended
	March 31,	March 31,	December 31,
	2015	2014	2014
Balance at beginning of year	$375	$1,665	$1,665
Provision for losses	—	23	12
Charge-offs, net	(250)	(2)	(1,302)

Balance at end of period	$125	$1,686	$375

Net expenses applicable to OREO, other than the provision for losses, were $21 thousand and $9 thousand for the three months ended March 31, 2015 and 2014, respectively and $81 thousand for the year ended December 31, 2014.

Note 6.	Other Borrowings

The Bank had unused lines of credit totaling $106.1 million and $121.1 million available with non-affiliated banks at March 31, 2015 and December 31, 2014, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $62.7 million at March 31, 2015.

At March 31, 2015, the Bank had borrowings from the Federal Home Loan Bank (FHLB) system totaling $15.0 million which matured April 6, 2015. The interest rate on this note payable was 0.22%. At December 31, 2014, the Bank did not have borrowings from the FHLB system. The Bank had a letter of credit from the FHLB totaling $23.0 million at March 31, 2015 and December 31, 2014. The Bank had collateral pledged on the borrowing line and the letter of credit at March 31, 2015 and December 31, 2014 including real estate loans totaling $103.0 million and $101.9 million, respectively, and Federal Home Loan Bank stock with a book value of $1.1 million and $470 thousand, respectively.

At March 31, 2015 and December 31, 2014, the Bank had a note payable totaling $20 and $26 thousand, respectively, secured by a deed of trust, for land purchased to construct a banking office, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan was 4.00%.

Notes to Consolidated Financial Statements

(unaudited)

Note 7.	Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of March 31, 2015 and December 31, 2014, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2015, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at March 31, 2015 and December 31, 2014 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015:
Total Capital (to Risk-Weighted Assets)	$72,764	18.86%	$30,859	8.00%	$38,573	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$67,918	17.61%	$23,144	6.00%	$30,859	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$67,918	17.61%	$17,358	4.50%	$25,073	6.50%
Tier 1 Capital (to Average Assets)	$67,918	13.17%	$20,628	4.00%	$25,785	5.00%

December 31, 2014:
Total Capital (to Risk-Weighted Assets)	$71,941	19.14%	$30,077	8.00%	$37,596	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$67,217	17.88%	$15,038	4.00%	$22,557	6.00%
Tier 1 Capital (to Average Assets)	$67,217	12.90%	$20,841	4.00%	$26,051	5.00%

Note 8.	Trust Preferred Capital Notes

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2015 and December 31, 2014 was 2.87% and 2.84%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the trust preferred securities.

Notes to Consolidated Financial Statements

(unaudited)

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2015 and December 31, 2014 was 1.86% and 1.84%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the trust preferred securities.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2015 and December 31, 2014, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	For the three months ended March 31,
	2015	2014
Service cost	$111	$87
Interest cost	76	67
Expected return on plan assets	(79)	(79)
Amortization of net loss	22	—

Net periodic benefit cost	$130	$75

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014, that it expected to make no contribution to its pension plan during the year ended December 31, 2015. There was no minimum annual contribution required.

In addition to the defined benefit pension plan, the Company maintains a 401(k) plan and an employee stock ownership plan (ESOP) for eligible employees. See Note 12 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information about the Company’s benefit plans.

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

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (dollars in thousands, except per share data):

	For the three months ended
	March 31,	March 31,
	2015	2014
(Numerator):
Net income	$544	$1,146
Effective dividend and accretion on preferred stock	329	220

Net income available to common shareholders	$215	$926

(Denominator):
Weighted average shares outstanding – basic	4,906,981	4,901,464
Potentially dilutive common shares – restricted stock units	4,063	—

Weighted average shares outstanding – diluted	4,911,044	4,901,464

Income per common share
Basic	$0.04	$0.19
Diluted	$0.04	$0.19

Note 11.	Fair Value Measurements

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

Notes to Consolidated Financial Statements

(unaudited)

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

The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands).

		Fair Value Measurements at March 31, 2015
Description	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale
U.S. agency and mortgage-backed securities	$74,836	$—	$74,836	$—
Obligations of states and political subdivisions	16,013	—	16,013	—
Corporate equity securities	6	6	—	—

	$90,855	$6	$90,849	$—

Notes to Consolidated Financial Statements

(unaudited)

		Fair Value Measurements at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale
U.S. agency and mortgage-backed securities	$67,029	$—	$67,029	$—
Obligations of states and political subdivisions	16,257	—	16,257	—
Corporate equity securities	6	6	—	—

	$83,292	$6	$83,286	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during three months ended March 31, 2015 and the year ended December 31, 2014.

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at March 31, 2015
Description	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans, net	$2,306	$—	$—	$2,306
Other real estate owned, net	1,949	—	—	1,949

		Fair Value Measurements at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans, net	$2,976	$—	$—	$2,976
Other real estate owned, net	1,888	—	—	1,888

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted- Average)

Impaired loans, net	$2,306	Property appraisals	Selling cost	10%

Other real estate owned, net	$1,949	Property appraisals	Selling cost	7%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted- Average)

Impaired loans, net	$2,976	Property appraisals	Selling cost	10%

Other real estate owned, net	$1,888	Property appraisals	Selling cost	7%

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2015 and December 31, 2014, fair value of loan commitments and standby letters of credit was immaterial.

Notes to Consolidated Financial Statements

(unaudited)

The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014 are as follows (in thousands):

	Fair Value Measurements at March 31, 2015 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$9,174	$9,174	$—	$—	$9,174
Securities	90,855	6	90,849	—	90,855
Restricted securities	1,999	—	1,999	—	1,999
Loans, net	391,746	—	—	399,848	399,848
Bank owned life insurance	11,431	—	11,431	—	11,431
Accrued interest receivable	1,256	—	1,256	—	1,256

Financial Liabilities
Deposits	$438,786	$—	$341,812	$96,995	$438,807
Federal funds purchased	1,955	—	1,955	—	1,955
Other borrowings	15,020	—	—	15,020	15,020
Trust preferred capital notes	9,279	—	—	9,547	9,547
Accrued interest payable	120	—	120	—	120

	Fair Value Measurements at December 31, 2014 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$24,845	$24,845	$—	$—	$24,845
Securities	83,292	6	83,286	—	83,292
Restricted securities Loans held for sale	1,366 328	— —	1,366 328	— —	1,366 328
Loans, net	371,692	—	—	378,930	378,930
Bank owned life insurance	11,357	—	11,357	—	11,357
Accrued interest receivable	1,261	—	1,261	—	1,261

Financial Liabilities
Deposits	$444,338	$—	$342,604	$101,606	$444,210
Federal funds purchased	52	—	52	—	52
Other borrowings	26	—	—	26	26
Trust preferred capital notes	9,279	—	—	9,756	9,756
Accrued interest payable	135	—	135	—	135

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

Note 13.	Stock Compensation Plans

On May 13, 2014, the Company’s shareholders approved the First National Corporation 2014 Stock Incentive Plan, which makes available up to 240,000 shares of common stock for the granting of stock options, restricted stock awards, stock appreciation rights and other stock-based awards. Awards are made at the discretion of management and compensation cost equal to the fair value of the award is recognized over the vesting period.

Restricted Stock Units

Restricted stock units are an award of units that correspond in number and value to a specified number of shares of employer stock which the recipient receives according to a vesting plan and distribution schedule after achieving required performance milestones or upon remaining with the employer for a particular length of time. Each restricted stock unit that vests entitles the recipient to receive one share of common stock on a specified issuance date.

In the first quarter of 2015, 12,546 restricted stock units were granted to employees, with 4,182 units vesting immediately and 8,364 units subject to a two year vesting schedule with one half of the units vesting each year on the grant date anniversary. The recipient does not have any stockholder rights, including voting, dividend or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipient becomes the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	March 31, 2015
	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2015	—	$—
Granted	12,546	9.00
Vested	(4,182)	9.00
Forfeited	—	—

Balance at March 31, 2015	8,364	$9.00

At March 31, 2015, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $70 thousand. This expense is expected to be recognized through 2017. As of March 31, 2015, the Company does not expect the forfeiture of any unvested restricted stock units.

Notes to Consolidated Financial Statements

(unaudited)

Note 14.	Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss

Balance at December 31, 2013	$(1,129)	$(175)	$(1,304)
Unrealized holding gains (net of tax, $232)	450	—	450

Change during period	450	—	450

Balance at March 31, 2014	$(679)	$(175)	$(854)

Balance at December 31, 2014	$(133)	$(1,421)	$(1,554)
Unrealized holding gains (net of tax, $294)	570	—	570
Reclassification adjustment (net of tax, ($18))	34	—	34

Change during period	604	—	604

Balance at March 31, 2015	$471	$(1,421)	$(950)

The following tables present information related to reclassifications from accumulated other comprehensive loss for the three month periods ended March 31, 2015 and 2014 (in thousands):

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	For the three months ended March 31,
	2015	2014
Securities available for sale:
Net securities losses reclassified into earnings	$52	$—	Net (losses) on sale of securities available for sale
Related income tax benefit	(18)	—	Income tax expense

Total reclassifications	$34	$—	Net of tax

Note 15.	Acquisition

On April 17, 2015, the Bank completed its acquisition of six branch banking operations located in Virginia from Bank of America, National Association. The Bank paid total consideration of $6.7 million, which included the purchase of premises and equipment for $2.2 million and an estimated deposit premium of $4.4 million for the assumption of $188 million of deposit liabilities. The estimated fair value of the acquired premises and equipment was $4.6 million and the deposit premium may be adjusted based on the final closing statement. No loans were acquired in the transaction. The transaction will be accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged will be recorded at estimated fair values on the acquisition date. The Bank engaged third party specialists to assist in valuing certain assets, including the real estate, core deposit intangible, and potential goodwill that may result from the acquisition. Due to the proximity of the acquisition date (April 17, 2015) and the date the Company’s financial statements were issued (May 15, 2015), the work of the third party specialists (including management’s review and approval) is not yet complete.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	conditions in the financial markets and economic conditions may adversely affect the Company’s business;

•	the inability of the Company to successfully manage its growth or implement its growth strategy;

•	difficulties in combining the operations of acquired bank branches or entities with the Company’s own operations;

•	intense competition from other financial institutions both in making loans and attracting deposits;

•	consumers may increasingly decide not to use the Bank to complete their financial transactions;

•	limited availability of financing or inability to raise capital;

•	exposure to operational, technological, and organizational risk;

•	reliance on other companies to provide key components of their business infrastructure;

•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;

•	operational functions of business counterparties over which the Company may have limited or no control may experience disruptions;

•	nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition;

•	allowance for loan losses may prove to be insufficient to absorb losses in the loan portfolio;

•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;

•	legislative or regulatory changes or actions, or significant litigation;

•	the limited trading market for the Company’s common stock; it may be difficult to sell shares;

•	unexpected loss of management personnel;

•	losses that could arise from breaches in cyber-security;

•	increases in FDIC insurance premiums could adversely affect the Company’s profitability;

•	the ability to retain customers and secondary funding sources if the Bank’s reputation would become damaged;

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Bank’s customers’ ability to repay loans; and

•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2014.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at March 31, 2015 and results of operations of the Company for the three month period ended March 31, 2015 and 2014 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2014. The results of operations for the three month period ended March 31, 2015 may not be indicative of the results to be achieved for the year.

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

Acquisition of Branches

On April 17, 2015, the Bank expanded its branch network in the Shenandoah Valley and central Virginia regions through the acquisition of six bank branches located in Woodstock, Staunton, Elkton, Waynesboro, Farmville and Dillwyn, Virginia. The acquisition included the purchase of $2.2 million of premises and equipment and the assumption of $188 million of deposit liabilities. No loans were purchased in the transaction. Based on total assets of $530.4 million and total deposits of $438.8 million reported on the Company’s financial statements at March 31, 2015, the acquisition would have increased total assets by 36% and total deposits by 43%. Upon completion of the acquisition, the Bank hired all 36 of the employees working at the six acquired branches. The 36 new employees from the acquired branches would have increased the total number of Bank employees by 22% at March 31, 2015. During the first quarter of 2015, the Bank also hired two experienced commercial lenders in the new markets. As a result of the transaction, the Bank increased the number of bank branch locations from 10 to 16, in addition to its two existing loan production offices in the cities of Harrisonburg and Staunton, Virginia, and its customer service center located in a retirement community in Winchester, Virginia.

Products, Services, Customers and Locations

The Bank’s office locations are well-positioned in strong markets along the Interstate 81, Interstate 66 and Interstate 64 corridors in the Shenandoah Valley and central regions of Virginia. Within the market area, there are various types of industry including medical and professional services, manufacturing, retail, government contracting and higher education. Customers include individuals, small and medium-sized businesses, local governmental entities and non-profit organizations.

The Bank provides loan, deposit, wealth management and other products and services in the Shenandoah Valley and central regions of Virginia. Loan products and services include personal loans, residential mortgages, home equity loans and commercial loans. Deposit products and services include checking, savings, NOW accounts, money market accounts, IRA accounts, certificates of deposit and cash management accounts. The Bank offers other services, including internet banking, mobile banking, remote deposit capture and other traditional banking services.

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

The Bank’s products and services are provided through 16 branch offices, 1 customer service center, 2 loan production offices, 31 ATMs and its website, www.fbvirginia.com. The branch offices are comprised of 14 full service retail banking offices and two drive-thru retail banking offices. Full service retail banking offices offer all of the Bank’s financial services at one location, which allows loan, deposit, and wealth management personnel to be readily available to serve customers throughout the Bank’s market area. The location and general character of the properties owned prior to the acquisition is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2014.

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

The provision for loan losses and noninterest expense are generally the two major expense categories. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for or recovery of loan losses. The largest component of noninterest expense for the three month period ended March 31, 2015 was salaries and employee benefits, comprising 57% of noninterest expenses, followed by occupancy and equipment expense, comprising 11% of noninterest expenses.

Financial Performance

For the three months ended March 31, 2015, net income totaled $544 thousand compared to $1.1 million for the same period in 2014. After the effective dividend on preferred stock, net income available to common shareholders was $215 thousand, or $0.04 per basic and diluted share, compared to $926 thousand, or $0.19 per basic and diluted share, for the same period in 2014. Return on average assets and return on average equity were 0.43% and 3.67%, respectively, for the first quarter of 2015 compared to 0.88% and 8.53% for the same quarter in 2014. Net income for first quarter of 2015 was negatively impacted by one-time integration expenses of $419 thousand related to the acquisition of six branches, which was completed on April 17, 2015. The integration expenses primarily included stationery and supplies expense, data processing expense, and postage expense.

Net interest income increased 5%, or $206 thousand to $4.6 million for the quarter ended March 31, 2015, compared to $4.4 million for the first quarter of 2014. The net interest margin was 3.96% for the first quarter of 2015 compared to 3.72% for the same period in 2014. The increase in net interest income was the result of a favorable change in the earning asset mix as loan balances increased and interest-bearing deposits and securities decreased combined with a favorable change in the funding mix, when comparing the periods. The Bank did not record a provision for or recovery of loan losses during the first quarter, compared to a recovery of loan losses of $200 thousand for the same quarter in 2014. Noninterest income totaled $1.6 million for the first quarter of 2015 and 2014. Noninterest expense increased $874 thousand, or 19%, to $5.5 million for the quarter compared to $4.6 million for the same period in 2014. The increase in expenses was primarily attributable to higher salaries and employee benefit costs compared to the same period one year ago and integration expenses related to the acquisition of six branches, which was completed in April 2015.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding OREO income/(expense) and losses on disposal of premises and equipment, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding securities losses. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	For the three months ended
	March 31, 2015	March 31, 2014

Noninterest expense	$5,487	$4,613
Add/(Subtract): other real estate owned income/(expense), net	36	(31)
Subtract: losses on disposal of premises and equipment, net	—	(2)

	$5,523	$4,580

Tax-equivalent net interest income	$4,691	$4,504
Noninterest income	1,591	1,616
Add: securities losses, net	52	—

	$6,334	$6,120

Efficiency ratio	87.20%	74.84%

This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2015 and 2014 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands).

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	For the three months ended
	March 31, 2015	March 31, 2014

GAAP measures:
Interest income - loans	$4,540	$4,215
Interest income - investments and other	448	694
Interest expense - deposits	(300)	(400)
Interest expense - other borrowings	(1)	(29)
Interest expense - trust preferred capital notes	(54)	(54)
Interest expense - other	(1)	—

Total net interest income	$4,632	$4,426

Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$26	$29
Tax benefit realized on non-taxable interest income - municipal securities	33	49

Total tax benefit realized on non-taxable interest income	$59	$78

Total tax-equivalent net interest income	$4,691	$4,504

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

The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of the collateral, overall portfolio quality and review of specific potential losses. The evaluation also considers the following risk characteristics of each loan portfolio class:

•	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

•	Real estate construction and land development loans carry risks that the project may not be finished according to schedule, the project may not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure or other factors unrelated to the project.

•	Other real estate loans and commercial and industrial loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much reliability.

•	Consumer and other loans carry risk associated with the continued creditworthiness of the borrower and the value of the collateral, i.e. rapidly depreciating assets such as automobiles, or lack thereof. Consumer loans are likely to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy, or other changes in circumstances.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At March 31, 2015, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $72.8 million.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings and trust preferred securities. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for loan losses, noninterest income, noninterest expense and income tax expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts; revenue from wealth management services; ATM and check card income; revenue from other customer services; income from bank owned life insurance; gains on sales of loans; general and administrative expenses and other real estate owned expenses.

Net Interest Income

Net interest income totaled $4.6 million for the first quarter of 2015, which was a 5% increase when compared to $4.4 million for the same period in 2014. The net interest margin increased to 3.96% from 3.72% and average earning assets were $10.0 million lower when comparing the periods. The impact of the higher net interest margin on net interest income was partially offset by the impact of lower interest-earning assets. Interest-earning asset yields increased 14 basis points while the cost of funds, including noninterest-bearing deposits, decreased 10 basis points, which resulted in a higher net interest margin for the first quarter of 2015 compared to the same quarter in 2014. Interest-earning asset yields increased from a favorable change in the earning asset mix that resulted from a $31.3 million increase in average total loans and a combined $41.3 million decrease in average securities and interest-bearing deposits, compared to the same period in 2014. The favorable change in the asset mix resulted from the Bank’s focus on growing the loan portfolio and the ability to reduce liquidity levels. The cost of funds decreased primarily from lower yields on time deposits and lower balances of time deposits when comparing the periods.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	For the three months ended
	March 31, 2015			March 31, 2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$75,058	$358	1.93%	$96,662	$562	2.36%
Tax-exempt (1)	9,657	96	4.05%	11,758	144	4.95%
Restricted	1,461	21	5.76%	1,789	21	4.82%

Total securities	$86,176	$475	2.24%	$110,209	$727	2.68%
Loans: (2)
Taxable	$377,925	$4,489	4.82%	$346,320	$4,160	4.87%
Tax-exempt (1)	7,167	78	4.36%	7,471	84	4.54%

Total loans	$385,092	$4,567	4.81%	$353,791	$4,244	4.86%
Federal funds sold	4	—	—	—	—	—
Interest-bearing deposits with other institutions	9,218	5	0.24%	26,521	16	0.24%

Total earning assets	$480,490	$5,047	4.26%	$490,521	$4,987	4.12%
Less: allowance for loan losses	(6,761)			(10,580)
Total non-earning assets	42,530			45,363

Total assets	$516,259			$525,304

Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$109,297	$41	0.15%	$114,984	$46	0.16%
Regular savings	103,806	22	0.09%	100,713	22	0.09%
Money market accounts	22,122	10	0.17%	20,032	6	0.12%
Time deposits:
$100,000 and over	44,540	125	1.14%	49,967	161	1.31%
Under $100,000	53,177	100	0.76%	67,423	156	0.94%
Brokered	1,278	2	0.68%	4,780	9	0.79%

Total interest-bearing deposits	$334,220	$300	0.36%	$357,899	$400	0.45%
Federal funds purchased	458	1	0.78%	—	—	—
Trust preferred capital notes	9,279	54	2.37%	9,279	54	2.36%
Other borrowings	2,212	1	0.25%	6,049	29	1.95%

Total interest-bearing liabilities	$346,169	$356	0.42%	$373,227	$483	0.52%
Non-interest bearing liabilities
Demand deposits	105,433			94,901
Other liabilities	4,617			2,749

Total liabilities	$456,219			$470,877
Shareholders’ equity	60,040			54,427

Total liabilities and Shareholders’ equity	$516,259			$525,304

Net interest income		$4,691			$4,504

Interest rate spread			3.84%			3.60%
Cost of funds			0.32%			0.42%
Interest expense as a percent of average earning assets			0.30%			0.40%
Net interest margin			3.96%			3.72%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $59 thousand and $78 thousand for the three months ended March 31, 2015 and 2014, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

Provision for Loan Losses

The Bank did not record a provision for or recovery of loan losses during the first quarter, which resulted in a total allowance for loan losses of $6.8 million, or 1.70% of total loans, at March 31, 2015. Although total loans increased by $20.1 million during the quarter, no provision for loan loss was required as the general reserve requirement of the allowance for loan losses decreased as a result of the improvement in the historical loss component of the calculation. This compared to a recovery of loan losses of $200 thousand and an allowance for loan losses of $10.3 million, or 2.86% of total loans, at the end of the same quarter in 2014. Net recoveries totaled $53 thousand for the first quarter of 2015 compared to $161 thousand of net charge-offs for the same period in 2014.

Noninterest Income

Noninterest income totaled $1.6 million for the first quarter of 2015 and 2014. Fees for other customer services increased by $20 thousand, or 23%, and net gains on sale of loans increased by $55 thousand, comparing the first quarter to the same period one year ago. The increases in fees for other customer services and net gains on sale of loans resulted from sales activity in First Mortgage, a new mortgage division of the Bank that began operations in the second quarter of 2014. These increases were offset by a decrease in revenue from service charges on deposit accounts of $83 thousand, or 13%, and net losses on sale of securities available for sale of $52 thousand. Revenue from service charges on deposit accounts decreased primarily from decreased checking account activity during the first quarter of 2015 compared to the same period one year ago.

Noninterest Expense

Noninterest expense increased $874 thousand, or 19%, to $5.5 million for the quarter compared to $4.6 million for the same quarter of 2014. The increase in noninterest expense was primarily due to a $616 thousand, or 25% increase in expenses related to salaries and employee benefits, a $265 thousand increase in stationery and supplies expense, a $72 thousand increase in data processing expense, and a $78 thousand increase in postage expense, when comparing the periods. Increases in salaries and employee benefits were impacted by the launch of the new mortgage division, along with the addition of a chief credit officer and additional commercial lenders subsequent to the first quarter of 2014. Salaries and employee benefits were also higher from increased staffing in anticipation of the branch acquisition, which was completed in April 2015. The increases in stationery and supplies expense, data processing expense, and postage expense primarily attributable to integration expenses related to the acquisition of six bank branches were $258 thousand, $62 thousand, and $78 thousand, respectively. These increases were partially offset by a $67 thousand decrease in expenses related to other real estate owned and a $105 thousand, or 61% decrease in FDIC assessment expenses, compared to the same period one year ago. Decreases in expenses related to other real estate owned resulted primarily from increased gains on the sale of OREO property and lower write-downs in the carrying value of OREO property, when comparing the periods. FDIC assessments were also lower in 2015 than in the prior year due to lower assessment levels.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three month periods ended March 31, 2015 and 2014. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 10 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Financial Condition

General

Assets totaled $530.4 million at March 31, 2015 compared to $518.2 million at December 31, 2014. Assets under management of the wealth management division of the Bank increased by $3.4 million, or 1%, to $316.7 million at March 31, 2015 compared to $313.3 million at December 31, 2014. Assets managed by the wealth management division are not reflected on the Company’s consolidated balance sheet.

Loans

Loans, net of the allowance for loan losses, increased $20.0 million or 5% to $391.7 million at March 31, 2015, compared to $371.7 million at December 31, 2014. Growth of the loan portfolio was led by residential real estate loans with balances that increased $9.1 million during the quarter, followed by other real estate loans with balances that increased by $7.1 million.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing increased to $71 thousand at March 31, 2015. There were no loans greater than 90 days past due and still accruing at December 31, 2014. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $13.0 million and $13.9 million at March 31, 2015 and December 31, 2014, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $1.8 million and $1.9 million in loans classified as TDRs as of March 31, 2015 and December 31, 2014, respectively.

Asset Quality

Management classifies as non-performing assets non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank had $1.9 million in OREO, net of the valuation allowance, at March 31, 2015 and December 31, 2014. The valuation allowance for other real estate owned totaled $125 thousand and $375 thousand at March 31, 2015 and December 31, 2014, respectively.

Non-performing assets were $9.1 million at March 31, 2015 and $9.9 million at December 31, 2014, representing 1.72% and 1.91% of total assets, respectively. Non-performing assets included $7.2 million in non-accrual loans and $1.9 million in OREO, net of the valuation allowance at March 31, 2015. This compares to $8.0 million in non-accrual loans and $1.9 million in OREO, net of the valuation allowance at December 31, 2014.

The levels of non-performing assets at March 31, 2015 and December 31, 2014 were primarily attributable to weak local economic conditions that negatively impacted the ability of certain borrowers to service debt. Borrowers that have not been able to meet their debt requirements are primarily business customers involved in real estate development and commercial and residential real estate. At March 31, 2015, 52% of non-performing assets related to commercial real estate loans, 36% related to construction and land development loans, 10% related to residential real estate loans, 1% related to properties originally acquired for branch expansion no longer intended to be used for that purpose and 1% related to commercial and industrial loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $15.7 million and $15.8 million at March 31, 2015 and December 31, 2014, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $6.8 million at March 31, 2015 and $6.7 million at December 31, 2014, representing 1.70% and 1.77% of total loans, respectively. The increase in the allowance was a result of net recoveries of $53 thousand during the first quarter of 2015. Recoveries of loan losses of $239 thousand, $82 thousand, and $13 thousand were experienced in the 1-4 Family Residential, Commercial and Industrial, and Consumer and Other loan classes, respectively, during the three month period ended March 31, 2015. The recovery of loan losses in the 1-4 Family Residential loan class was primarily attributable to decreases in the specific reserve and decreases in the general allocation from improvements in the historical loss experience. The recoveries of loan losses in the Commercial and Industrial and Consumer and Other loan classes resulted from net recoveries experienced during the quarter and decreases in the general allocation from improvements in the historical loss experience.

Impaired loans totaled $13.0 million and $13.9 million at March 31, 2015 and December 31, 2014, respectively. The related allowance for loan losses provided for these loans totaled $1.9 million at March 31, 2015 and December 31, 2014. The average recorded investment in impaired loans during the three months ended March 31, 2015 and the year ended December 31, 2014 was $13.6 million and $19.2 million, respectively. Included in the impaired loans total at March 31, 2015 are loans classified as TDRs totaling $1.8 million. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of March 31, 2015, $782 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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

Securities

Securities at March 31, 2015 totaled $90.9 million, an increase of $7.6 million or 9% from $83.3 million at December 31, 2014. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of March 31, 2015, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios. Gross unrealized gains in the securities portfolio totaled $1.1 million and $704 thousand at March 31, 2015 and December 31, 2014, respectively. Gross unrealized losses totaled $376 thousand and $906 thousand at March 31, 2015 and December 31, 2014, respectively. Investments in an unrealized loss position were considered temporarily impaired at March 31, 2015 and December 31, 2014. The change in the unrealized gains and losses of investment securities from December 31, 2014 to March 31, 2015 was related to changes in market interest rates.

Deposits

Deposits totaled $438.8 million at March 31, 2015, a decrease of $5.6 million or 1% from $444.3 million at December 31, 2014. Non-interest bearing demand deposits increased $4.9 million or 5% to $109.9 million during the first three months of 2015 from $105.0 million at December 31, 2014. Savings and interest-bearing demand deposits decreased $5.7 million or 2% to $231.9 million at March 31, 2015 compared to $237.6 million at December 31, 2014. Time deposits, which include brokered deposits, decreased $4.8 million or 5% during the first three months of 2015 to $97.0 million compared to $101.7 million at December 31, 2014.

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

At March 31, 2015, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $79.2 million. At March 31, 2015, 18% or $70.0 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $106.1 million at March 31, 2015, which included $62.7 million available from Federal Home Loan Bank of Atlanta (FHLB), $40.0 million of unsecured federal funds lines of credit with other correspondent banks and $3.4 million available through the Federal Reserve Discount Window.

Capital Resources

The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of the Company’s asset and liability levels and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses. The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital.

In July 2013, the U.S. banking regulators adopted a final rule which implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, and certain changes required by the Dodd-Frank Act. The final rule established an integrated regulatory capital framework and introduces the “Standardized Approach” for risk-weighted assets, which replaces the Basel I risk-based guidance for determining risk-weighted assets as of January 1, 2015, the date the Bank became subject to the new rules. Based on the Bank’s current capital composition and levels, the Bank believes it is in compliance with the requirements as set forth in the final rules.

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6% (increased from 4%); a total capital ratio of 8% (unchanged from previous rules); and a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The following table shows the Bank’s regulatory capital ratios at March 31, 2015:

First Bank
Total capital to risk-weighted assets	18.86%
Tier 1 capital to risk-weighted assets	17.61%
Common equity Tier 1 capital to risk-weighted assets	17.61%
Tier 1 capital to average assets	13.17%

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are now required to meet the following increased capital level requirements in order to qualify as “well capitalized:” a new common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8% (increased from 6%); a total capital ratio of 10% (unchanged from previous rules); and a Tier 1 leverage ratio of 5% (unchanged from previous rules).

The Company’s Preferred Stock includes Series A Preferred Stock which paid a dividend of 5% per annum until May 14, 2014 and 9% thereafter, and Series B Preferred Stock which pays a dividend of 9% per annum. The Company is current on its dividend payments on each series of preferred stock.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Commitments to extend credit, which amounted to $61.7 million at March 31, 2015, and $60.0 million at December 31, 2014, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2015 and December 31, 2014, the Bank had $8.6 million and $9.8 million in outstanding standby letters of credit, respectively.

At March 31, 2015, the Bank had $2.5 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A.	Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

10.1	Form of Restricted Stock Unit Agreement

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION

(Registrant)

/s/ Scott C. Harvard	May 15, 2015
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	May 15, 2015
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

10.1	Form of Restricted Stock Unit Agreement

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.