Form 10-Q
period 2015-06-30
FIRST NATIONAL CORP /VA/
filed 2015-08-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2015, 4,911,648 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$11,870	$6,043
Interest-bearing deposits in banks	99,274	18,802
Securities available for sale, at fair value	112,468	83,292
Securities held to maturity, at carrying value (fair value, 2015, $36,851; 2014, $0)	37,343	—
Restricted securities, at cost	1,391	1,366
Loans held for sale	1,978	328
Loans, net of allowance for loan losses, 2015, $6,129; 2014, $6,718	385,592	371,692
Other real estate owned, net of valuation allowance, 2015, $137; 2014, $375	2,407	1,888
Premises and equipment, net	21,277	16,126
Accrued interest receivable	1,423	1,261
Bank owned life insurance	11,521	11,357
Core deposit intangibles, net	2,765	55
Other assets	6,518	5,955

Total assets	$695,827	$518,165

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$147,790	$104,986
Savings and interest-bearing demand deposits	322,239	237,618
Time deposits	150,853	101,734

Total deposits	$620,882	$444,338
Federal funds purchased	—	52
Other borrowings	13	26
Trust preferred capital notes	9,279	9,279
Accrued interest payable and other liabilities	6,214	4,906

Total liabilities	$636,388	$458,601

Shareholders’ Equity
Preferred stock, $1,000 per share liquidation preference; authorized 1,000,000 shares; 14,595 shares issued and outstanding	$14,595	$14,595
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2015, 4,910,826 shares; 2014, 4,904,577 shares	6,139	6,131
Surplus	6,899	6,835
Retained earnings	33,642	33,557
Accumulated other comprehensive loss, net	(1,836)	(1,554)

Total shareholders’ equity	$59,439	$59,564

Total liabilities and shareholders’ equity	$695,827	$518,165

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended June 30, 2015 and 2014

(in thousands, except per share data)

	(unaudited) June 30, 2015	(unaudited) June 30, 2014
Interest and Dividend Income
Interest and fees on loans	$4,688	$4,403
Interest on deposits in banks	68	14
Interest and dividends on securities available for sale:
Taxable interest	540	562
Tax-exempt interest	78	95
Dividends	18	21

Total interest and dividend income	$5,392	$5,095

Interest Expense
Interest on deposits	$266	$372
Interest on federal funds purchased	1	—
Interest on trust preferred capital notes	55	54
Interest on other borrowings	2	30

Total interest expense	$324	$456

Net interest income	$5,068	$4,639
Recovery of loan losses	(100)	(400)

Net interest income after recovery of loan losses	$5,168	$5,039

Noninterest Income
Service charges on deposit accounts	$752	$643
ATM and check card fees	497	365
Wealth management fees	499	472
Fees for other customer services	184	126
Income from bank owned life insurance	90	89
Net gains on sale of securities available for sale	—	22
Net gains on sale of loans	50	—
Other operating income	237	8

Total noninterest income	$2,309	$1,725

Noninterest Expense
Salaries and employee benefits	$3,597	$2,554
Occupancy	339	278
Equipment	422	295
Marketing	163	126
Stationery and supplies	229	94
Legal and professional fees	431	247
ATM and check card fees	190	163
FDIC assessment	64	122
Bank franchise tax	130	105
Telecommunications expense	100	73
Data processing expense	226	134
Postage expense	80	49
Amortization expense	196	4
Other real estate owned expense (income), net	152	(70)
Other operating expense	536	374

Total noninterest expense	$6,855	$4,548

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Three months ended June 30, 2015 and 2014

(in thousands, except per share data)

	(unaudited) June 30, 2015	(unaudited) June 30, 2014

Income before income taxes	$622	$2,216
Income tax expense	178	674

Net income	$444	$1,542

Effective dividend and accretion on preferred stock	328	261

Net income available to common shareholders	$116	$1,281

Earnings per common share
Basic	$0.02	$0.26
Diluted	$0.02	$0.26

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Six months ended June 30, 2015 and 2014

(in thousands, except per share data)

	(unaudited) June 30, 2015	(unaudited) June 30, 2014
Interest and Dividend Income
Interest and fees on loans	$9,228	$8,618
Interest on deposits in banks	73	30
Interest and dividends on securities available for sale:
Taxable interest	898	1,124
Tax-exempt interest	142	190
Dividends	39	42

Total interest and dividend income	$10,380	$10,004

Interest Expense
Interest on deposits	$566	$772
Interest on federal funds purchased	2	—
Interest on trust preferred capital notes	109	108
Interest on other borrowings	3	59

Total interest expense	$680	$939

Net interest income	$9,700	$9,065
Recovery of loan losses	(100)	(600)

Net interest income after recovery of loan losses	$9,800	$9,665

Noninterest Income
Service charges on deposit accounts	$1,299	$1,273
ATM and check card fees	846	700
Wealth management fees	1,002	956
Fees for other customer services	291	213
Income from bank owned life insurance	164	163
Net gains (losses) on sale of securities available for sale	(52)	22
Net gains on sale of loans	105	—
Other operating income	245	14

Total noninterest income	$3,900	$3,341

Noninterest Expense
Salaries and employee benefits	$6,722	$5,063
Occupancy	656	593
Equipment	703	599
Marketing	260	235
Stationery and supplies	574	174
Legal and professional fees	643	449
ATM and check card fees	345	326
FDIC assessment	131	294
Bank franchise tax	252	199
Telecommunications expense	185	144
Data processing expense	413	249
Postage expense	197	89
Amortization expense	200	8
Other real estate owned expense (income), net	116	(39)
Net loss on disposal of premises and equipment	—	2
Other operating expense	945	776

Total noninterest expense	$12,342	$9,161

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Six months ended June 30, 2015 and 2014

(in thousands, except per share data)

	(unaudited) June 30, 2015	(unaudited) June 30, 2014

Income before income taxes	$1,358	$3,845
Income tax expense	370	1,157

Net income	$988	$2,688

Effective dividend and accretion on preferred stock	657	481

Net income available to common shareholders	$331	$2,207

Earnings per common share
Basic	$0.07	$0.45
Diluted	$0.07	$0.45

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

Three months ended June 30, 2015 and 2014

(in thousands)

	(unaudited) June 30, 2015	(unaudited) June 30, 2014

Net income	$444	$1,542
Other comprehensive income (loss), net of tax
Unrealized holding (losses) gains on available for sale securities, net of tax of ($457) and $239, respectively	(886)	465
Reclassification adjustment for gains included in net income, net of tax of $0 and ($7), respectively	—	(15)

Total other comprehensive income (loss)	(886)	450

Total comprehensive income (loss)	$(442)	$1,992

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Six months ended June 30, 2015 and 2014

(in thousands)

	(unaudited) June 30, 2015	(unaudited) June 30, 2014

Net income	$988	$2,688
Other comprehensive income (loss), net of tax
Unrealized holding (losses) gains on available for sale securities, net of tax of ($164) and $471, respectively	(316)	915
Reclassification adjustment for losses (gains) included in net income, net of tax of $18 and ($7), respectively	34	(15)

Total other comprehensive income (loss)	(282)	900

Total comprehensive income	$706	$3,588

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Six months ended June 30, 2015 and 2014

(in thousands)

	(unaudited) June 30, 2015	(unaudited) June 30, 2014

Cash Flows from Operating Activities
Net income	$988	$2,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	566	494
Amortization of core deposit intangibles	200	8
Origination of loans held for sale	(7,781)	—
Proceeds from sale of loans held for sale	6,236	—
Net gains on sales of loans held for sale	(105)	—
Recovery of loan losses	(100)	(600)
Provision for other real estate owned	137	86
Net (gains) losses on sale of securities available for sale	52	(22)
Net gains on sale of other real estate owned	(72)	(160)
Losses on disposal of premises and equipment	—	2
Income from bank owned life insurance	(164)	(163)
Accretion of discounts and amortization of premiums on securities, net	311	322
Accretion of premium on time deposits	81	—
Stock-based compensation	52	—
Bargain purchase gain on branch acquisition	(201)	—
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(162)	44
(Increase) decrease in other assets	(302)	334
Increase (decrease) in other liabilities	1,290	(1,137)

Net cash provided by operating activities	$1,026	$1,896

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$—	$3,453
Proceeds from maturities, calls, and principal payments of securities available for sale	7,690	6,247
Proceeds from maturities, calls, and principal payments of securities held to maturity	240	—
Purchase of securities available for sale	(37,638)	(14,219)
Purchase of securities held to maturity	(37,602)	—
Proceeds from redemption of restricted securities	638	168
Purchase of restricted securities	(663)	—
Purchase of premises and equipment	(1,222)	(160)
Proceeds from sale of other real estate owned	354	1,021
Net increase in loans	(14,738)	(10,574)
Acquisition of branches, net of cash paid	179,501	—

Net cash provided by (used in) investing activities	$96,560	$(14,064)

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$1,528	$8,370
Net decrease in time deposits	(11,867)	(7,883)
Proceeds from other borrowings	15,000	—
Principal payments on other borrowings	(15,013)	(13)
Cash dividends paid on preferred stock	(657)	(379)
Cash dividends paid on common stock, net of reinvestment	(226)	(113)
Decrease in federal funds purchased	(52)	—

Net cash used in financing activities	$(11,287)	$(18)

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Six months ended June 30, 2015 and 2014

(in thousands)

	(unaudited) June 30, 2015	(unaudited) June 30, 2014

Increase (decrease) in cash and cash equivalents	$86,299	$(12,186)

Cash and Cash Equivalents
Beginning	24,845	31,508

Ending	$111,144	$19,322

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$617	$965

Income Taxes	$752	$321

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains on securities available for sale	$428	$1,364

Transfer from loans to other real estate owned	$938	$139

Issuance of common stock, dividend reinvestment plan	$17	$9

Transactions Related to Acquisition
Assets acquired	$193,638	$—
Liabilities assumed	186,819	—

Net assets acquired	$6,819	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2015 and 2014

(in thousands)

(unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2013	$14,564	$6,127	$6,813	$27,360	$(1,304)	$53,560
Net income	—	—	—	2,688	—	2,688
Other comprehensive income	—	—	—	—	900	900
Cash dividends on common stock ($0.025 per share)	—	—	—	(122)	—	(122)
Issuance of 1,118 shares common stock, dividend reinvestment plan	—	1	8	—	—	9
Cash dividends on preferred stock	—	—	—	(379)	—	(379)
Accretion of preferred stock discount	31	—	—	(31)	—	—

Balance, June 30, 2014	$14,595	$6,128	$6,821	$29,516	$(404)	$56,656

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2014	$14,595	$6,131	$6,835	$33,557	$(1,554)	$59,564
Net income	—	—	—	988	—	988
Other comprehensive loss	—	—	—	—	(282)	(282)
Cash dividends on common stock ($0.05 per share)	—	—	—	(246)	—	(246)
Stock-based compensation	—	—	52	—	—	52
Issuance of 2,067 shares common stock, dividend reinvestment plan	—	3	17	—	—	20
Issuance of 4,182 shares common stock, stock incentive plan	—	5	(5)	—	—	—
Cash dividends on preferred stock	—	—	—	(657)	—	(657)

Balance, June 30, 2015	$14,595	$6,139	$6,899	$33,642	$(1,836)	$59,439

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2015 and December 31, 2014, the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 and the cash flows and changes in shareholders’ equity for the six months ended June 30, 2015 and 2014. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments in ASU 2015-08 amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have an impact on the Company’s consolidated financial statements.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. Amortized costs and fair values of securities at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$97,013	$289	$(1,082)	$96,220
Obligations of states and political subdivisions	16,084	253	(96)	16,241
Corporate equity securities	1	6	—	7

Total securities available for sale	$113,098	$548	$(1,178)	$112,468

Securities held to maturity:
U.S. agency and mortgage-backed securities	$30,376	$—	$(404)	$29,972
Obligations of states and political subdivisions	6,967	2	(90)	6,879

Total securities held to maturity	$37,343	$2	$(494)	$36,851

Total securities	$150,441	$550	$(1,672)	$149,319

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$67,462	$374	$(807)	$67,029
Obligations of states and political subdivisions	16,031	325	(99)	16,257
Corporate equity securities	1	5	—	6

Total securities available for sale	$83,494	$704	$(906)	$83,292

Notes to Consolidated Financial Statements

(unaudited)

At June 30, 2015 and December 31, 2014, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	June 30, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$46,557	$(537)	$20,815	$(545)	$67,372	$(1,082)
Obligations of states and political subdivisions	5,176	(48)	1,049	(48)	6,225	(96)

Total securities available for sale	$51,733	$(585)	$21,864	$(593)	$73,597	$(1,178)

Securities held to maturity:
U.S. agency and mortgage-backed securities	$26,882	$(404)	$—	$—	$26,882	$(404)
Obligations of states and political subdivisions	4,563	(90)	—	—	4,563	(90)

Total securities held to maturity	$31,445	$(494)	$—	$—	$31,445	$(494)

Total securities	$83,178	$(1,079)	$21,864	$(593)	$105,042	$(1,672)

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$8,677	$(60)	$32,527	$(747)	$41,204	$(807)
Obligations of states and political subdivisions	715	(1)	2,841	(98)	3,556	(99)

Total securities available for sale	$9,392	$(61)	$35,368	$(845)	$44,760	$(906)

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

At June 30, 2015, there were forty-seven U.S. agency and mortgage-backed securities and twenty-four obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.7 years at June 30, 2015. At December 31, 2014, there were twenty-nine U.S. agency and mortgage-backed securities and seven obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2014. The weighted-average re-pricing term of the portfolio was 3.9 years at December 31, 2014. The unrealized losses at June 30, 2015 in the U.S. agency and mortgage-backed securities portfolio and the obligation of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at June 30, 2015 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

Notes to Consolidated Financial Statements

(unaudited)

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	6,945	6,976	—	—
Due after five years through ten years	21,699	21,557	10,062	9,890
Due after ten years	84,453	83,929	27,281	26,961
Corporate equity securities	1	6	—	—

	$113,098	$112,468	$37,343	$36,851

Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015, and no impairment has been recognized. Restricted securities are not part of the securities portfolio.

The composition of restricted securities at June 30, 2015 and December 31, 2014 was as follows (in thousands):

	June 30, 2015	December 31, 2014
Federal Home Loan Bank stock	$466	$470
Federal Reserve Bank stock	875	846
Community Bankers’ Bank stock	50	50

	$1,391	$1,366

Note 3. Loans

Loans at June 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Real estate loans:
Construction and land development	$32,009	$29,475
Secured by 1-4 family residential	173,265	163,727
Other real estate loans	155,396	151,802
Commercial and industrial loans	19,319	21,166
Consumer and other loans	11,732	12,240

Total loans	$391,721	$378,410
Allowance for loan losses	(6,129)	(6,718)

Loans, net	$385,592	$371,692

Net deferred loan costs included in the above loan categories were $138 thousand and $130 thousand at June 30, 2015 and December 31, 2014, respectively. Consumer and other loans included $419 thousand and $285 thousand of demand deposit overdrafts at June 30, 2015 and December 31, 2014, respectively.

Risk characteristics of each loan portfolio class that are considered by the Company include:

•	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

Notes to Consolidated Financial Statements

(unaudited)

•	Real estate construction and land development loans carry risks that the project may not be finished according to schedule, the project may not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure or other factors unrelated to the project.

•	Other real estate loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because repayment of these loans may be dependent upon the profitability and cash flows of the business or project.

•	Commercial and industrial loans carry risks associated with the successful operation of a business because repayment of these loans may be dependent upon the profitability and cash flows of the business. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much reliability.

•	Consumer and other loans carry risk associated with the continued creditworthiness of the borrower and the value of the collateral, i.e. rapidly depreciating assets such as automobiles, or lack thereof. Consumer loans are likely to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy, or other changes in circumstances.

The following table provides a summary of loan classes and an aging of past due loans as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$809	$595	$—	$1,404	$30,605	$32,009	$1,979	$—
1-4 family residential	773	345	384	1,502	171,763	173,265	520	129
Other real estate loans	258	454	2,569	3,281	152,115	155,396	4,047	374
Commercial and industrial	50	—	108	158	19,161	19,319	120	92
Consumer and other loans	3	—	5	8	11,724	11,732	—	5

Total	$1,893	$1,394	$3,066	$6,353	$385,368	$391,721	$6,666	$600

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$2,441	$71	$—	$2,512	$26,963	$29,475	$1,787	$—
1-4 family residential	504	323	754	1,581	162,146	163,727	1,342	—
Other real estate loans	554	800	2,519	3,873	147,929	151,802	4,756	—
Commercial and industrial	10	106	—	116	21,050	21,166	115	—
Consumer and other loans	14	—	—	14	12,226	12,240	—	—

Total	$3,523	$1,300	$3,273	$8,096	$370,314	$378,410	$8,000	$—

Notes to Consolidated Financial Statements

(unaudited)

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$22,807	$4,376	$4,826	$—	$32,009
Secured by 1-4 family residential	164,075	4,840	4,350	—	173,265
Other real estate loans	135,661	11,625	8,110	—	155,396
Commercial and industrial	18,575	437	307	—	19,319
Consumer and other loans	11,732	—	—	—	11,732

Total	$352,850	$21,278	$17,593	$—	$391,721

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$20,476	$2,962	$6,037	$—	$29,475
Secured by 1-4 family residential	152,004	5,058	6,665	—	163,727
Other real estate loans	126,211	14,776	10,815	—	151,802
Commercial and industrial	20,428	463	275	—	21,166
Consumer and other loans	12,240	—	—	—	12,240

Total	$331,359	$23,259	$23,792	$—	$378,410

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses

The following tables present, as of June 30, 2015, December 31, 2014 and June 30, 2014, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology (in thousands):

	June 30, 2015
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2014	$1,403	$1,204	$3,658	$310	$143	$6,718
Charge-offs	—	(47)	(471)	(59)	(206)	(783)
Recoveries	2	83	1	62	146	294
Provision for (recovery of) loan losses	204	(314)	(16)	(55)	81	(100)

Ending Balance, June 30, 2015	$1,609	$926	$3,172	$258	$164	$6,129

Ending Balance:
Individually evaluated for impairment	437	79	1,025	22	—	1,563
Collectively evaluated for impairment	1,172	847	2,147	236	164	4,566

Loans:
Ending Balance	32,009	173,265	155,396	19,319	11,732	391,721

Individually evaluated for impairment	3,319	2,387	4,944	120	—	10,770
Collectively evaluated for impairment	28,690	170,878	150,452	19,199	11,732	380,951

	December 31, 2014
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2013	$2,710	$2,975	$4,418	$442	$99	$10,644
Charge-offs	(91)	(272)	(203)	(43)	(318)	(927)
Recoveries	80	15	509	18	229	851
Provision for (recovery of) loan losses	(1,296)	(1,514)	(1,066)	(107)	133	(3,850)

Ending Balance, December 31, 2014	$1,403	$1,204	$3,658	$310	$143	$6,718

Ending Balance:
Individually evaluated for impairment	245	173	1,456	33	—	1,907
Collectively evaluated for impairment	1,158	1,031	2,202	277	143	4,811

Loans:
Ending Balance	29,475	163,727	151,802	21,166	12,240	378,410

Individually evaluated for impairment	3,205	3,414	7,183	120	—	13,922
Collectively evaluated for impairment	26,270	160,313	144,619	21,046	12,240	364,488

Notes to Consolidated Financial Statements

(unaudited)

	June 30, 2014
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2013	$2,710	$2,975	$4,418	$442	$99	$10,644
Charge-offs	—	(104)	(203)	(36)	(202)	(545)
Recoveries	40	7	339	3	118	507
Provision for (recovery of) loan losses	(636)	18	(167)	65	120	(600)

Ending Balance, June 30, 2014	$2,114	$2,896	$4,387	$474	$135	$10,006

Ending Balance:
Individually evaluated for impairment	779	126	911	57	—	1,873
Collectively evaluated for impairment	1,335	2,770	3,476	417	135	8,133

Loans:
Ending Balance	32,795	151,043	146,483	24,797	12,372	367,490

Individually evaluated for impairment	6,427	3,297	9,994	164	—	19,882
Collectively evaluated for impairment	26,368	147,746	136,489	24,633	12,372	347,608

Impaired loans and the related allowance at June 30, 2015, December 31, 2014 and June 30, 2014, were as follows (in thousands):

	June 30, 2015
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$3,464	$2,684	$635	$3,319	$437	$3,165	$31
Secured by 1-4 family	2,476	2,155	232	2,387	79	2,864	57
Other real estate loans	5,416	2,453	2,491	4,944	1,025	6,828	34
Commercial and industrial	130	16	104	120	22	137	2
Consumer and other loans	—	—	—	—	—	—	—

Total	$11,486	$7,308	$3,462	$10,770	$1,563	$12,994	$124

Notes to Consolidated Financial Statements

(unaudited)

	December 31, 2014
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$3,299	$2,800	$405	$3,205	$245	$5,532	$40
Secured by 1-4 family	4,327	2,526	888	3,414	173	3,433	138
Other real estate loans	7,623	3,708	3,475	7,183	1,456	10,115	206
Commercial and industrial	127	5	115	120	33	159	1
Consumer and other loans	—	—	—	—	—	—	—

Total	$15,376	$9,039	$4,883	$13,922	$1,907	$19,239	$385

	June 30, 2014
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$8,746	$4,022	$2,405	$6,427	$779	$6,607	$21
Secured by 1-4 family	4,230	2,766	531	3,297	126	3,248	62
Other real estate loans	10,501	7,347	2,647	9,994	911	10,998	125
Commercial and industrial	170	11	153	164	57	185	1
Consumer and other loans	—	—	—	—	—	—	—

Total	$23,647	$14,146	$5,736	$19,882	$1,873	$21,038	$209

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table. The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on non-accrual loans.

As of June 30, 2015, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $1.6 million. At June 30, 2015, $324 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $1.9 million in TDRs at December 31, 2014, $790 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the three and six month periods ended June 30, 2015 and the three month period ended June 30, 2014. There was one other real estate loan classified as a TDR during the six month period ended June 30, 2014 because the loan term was extended at a below market rate of interest. The recorded investment for this loan prior to the modification totaled $283 thousand and the recorded investment after the modification totaled $344 thousand.

For the three and six months ended June 30, 2015 and 2014, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral and charge-off of the loan during the twelve month period subsequent to the modification.

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Other Real Estate Owned (OREO)

At June 30, 2015 and December 31, 2014, OREO totaled $2.4 million and $1.9 million, respectively. OREO is primarily comprised of residential lots, raw land, non-residential properties and residential properties, and are located primarily in the Commonwealth of Virginia. Changes in the balance for OREO are as follows (in thousands):

	For the six months ended June 30, 2015	For the year ended December 31, 2014
Balance at the beginning of year, gross	$2,263	$4,695
Transfers in	938	139
Charge-offs	(375)	(1,302)
Sales proceeds	(354)	(1,502)
Gain on disposition Deferred gain recognized	72 —	307 (73)
Depreciation	—	(1)

Balance at the end of period, gross	$2,544	$2,263
Less: valuation allowance	(137)	(375)

Balance at the end of period, net	$2,407	$1,888

At June 30, 2015, the carrying amount of residential real estate properties included in OREO was $245 thousand. There were no residential real estate properties included in OREO at December 31, 2014. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $23 thousand as of June 30, 2015.

Changes in the valuation allowance are as follows (in thousands):

	For the six months ended		For the year ended
	June 30, 2015	June 30, 2014	December 31, 2014
Balance at beginning of year	$375	$1,665	$1,665
Provision for losses	137	86	12
Charge-offs, net	(375)	(163)	(1,302)

Balance at end of period	$137	$1,588	$375

Net expenses applicable to OREO, other than the provision for losses, were $51 thousand and $35 thousand for the six months ended June 30, 2015 and 2014, respectively and $81 thousand for the year ended December 31, 2014.

Note 6. Other Borrowings

The Bank had unused lines of credit totaling $154.3 million and $121.1 million available with non-affiliated banks at June 30, 2015 and December 31, 2014, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $109.1 million at June 30, 2015.

The Bank had a letter of credit from the FHLB totaling $23.0 million at June 30, 2015 and December 31, 2014. The Bank had collateral pledged on the borrowing line and the letter of credit at June 30, 2015 and December 31, 2014 including real estate loans totaling $103.8 million and $101.9 million, respectively, and Federal Home Loan Bank stock with a book value of $466 thousand and $470 thousand, respectively.

At June 30, 2015 and December 31, 2014, the Bank had a note payable totaling $13 and $26 thousand, respectively, secured by a deed of trust, for land purchased to construct a banking office, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan was 4.00%.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of June 30, 2015 and December 31, 2014, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2015, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at June 30, 2015 and December 31, 2014 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015:
Total Capital (to Risk-Weighted Assets)	$72,362	18.28%	$31,666	8.00%	$39,582	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$67,400	17.03%	$23,749	6.00%	$31,666	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$67,400	17.03%	$17,812	4.50%	$25,729	6.50%
Tier 1 Capital (to Average Assets)	$67,400	10.06%	$26,794	4.00%	$33,493	5.00%

December 31, 2014:
Total Capital (to Risk-Weighted Assets)	$71,941	19.14%	$30,077	8.00%	$37,596	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$67,217	17.88%	$15,038	4.00%	$22,557	6.00%
Tier 1 Capital (to Average Assets)	$67,217	12.90%	$20,841	4.00%	$26,051	5.00%

Note 8. Trust Preferred Capital Notes

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2015 and December 31, 2014 was 2.88% and 2.84%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the trust preferred securities.

Notes to Consolidated Financial Statements

(unaudited)

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2015 and December 31, 2014 was 1.87% and 1.84%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt securities with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the trust preferred securities.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2015 and December 31, 2014, the total amount of trust preferred securities issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Service cost	$112	$87	$223	$174
Interest cost	75	67	151	134
Expected return on plan assets	(78)	(79)	(157)	(158)
Amortization of net loss	21	—	43	—

Net periodic benefit cost	$130	$75	$260	$150

The Company expects to make no contribution to its pension plan during the year ended December 31, 2015. There was no minimum annual contribution required.

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

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 (dollars in thousands, except per share data):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
(Numerator):
Net income	$444	$1,542	$988	$2,688
Effective dividend and accretion on preferred stock	328	261	657	481

Net income available to common shareholders	$116	$1,281	$331	$2,207

(Denominator):
Weighted average shares outstanding – basic	4,909,775	4,901,599	4,908,386	4,901,532
Potentially dilutive common shares – restricted stock units	1,523	—	2,793	—

Weighted average shares outstanding – diluted	4,911,298	4,901,599	4,911,179	4,901,532

Income per common share
Basic	$0.02	$0.26	$0.07	$0.45
Diluted	$0.02	$0.26	$0.07	$0.45

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

The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands).

		Fair Value Measurements at June 30, 2015
Description	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale
U.S. agency and mortgage-backed securities	$96,220	$—	$96,220	$—
Obligations of states and political subdivisions	16,241	—	16,241	—
Corporate equity securities	7	7	—	—

	$112,468	$7	$112,461	$—

Notes to Consolidated Financial Statements

(unaudited)

		Fair Value Measurements at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale
U.S. agency and mortgage-backed securities	$67,029	$—	$67,029	$—
Obligations of states and political subdivisions	16,257	—	16,257	—
Corporate equity securities	6	6	—	—

	$83,292	$6	$83,286	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during six months ended June 30, 2015 and the year ended December 31, 2014.

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at June 30, 2015
Description	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans, net	$1,899	$—	$—	$1,899
Other real estate owned, net	2,407	—	—	2,407

Description		Fair Value Measurements at December 31, 2014
	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans, net	$2,976	$—	$—	$2,976
Other real estate owned, net	1,888	—	—	1,888

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)

Impaired loans, net	$1,899	Property appraisals	Selling cost	0-10% (7%)
			Property condition	0-13% (1%)

Other real estate owned, net	$2,407	Property appraisals	Selling cost	7%
			Property condition	0-7% (2%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)

Impaired loans, net	$2,976	Property appraisals	Selling cost	10%

Other real estate owned, net	$1,888	Property appraisals	Selling cost	7%

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

Securities Held to Maturity

Certain debt securities that management has the positive intent and ability to hold until maturity are recorded at amortized cost. Fair values are determined in a manner that is consistent with securities available for sale.

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2015 and December 31, 2014, fair value of loan commitments and standby letters of credit was immaterial.

Notes to Consolidated Financial Statements

(unaudited)

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014 are as follows (in thousands):

	Fair Value Measurements at June 30, 2015 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$111,144	$111,144	$—	$—	$111,144
Securities available for sale	112,468	7	112,461	—	112,468
Securities held to maturity	37,343	—	36,851	—	36,851
Restricted securities	1,391	—	1,391	—	1,391
Loans held for sale	1,978	—	1,978	—	1,978
Loans, net	385,592	—	—	392,974	392,974
Bank owned life insurance	11,521	—	11,521	—	11,521
Accrued interest receivable	1,423	—	1,423	—	1,423

Financial Liabilities
Deposits	$620,882	$—	$470,029	$149,446	$619,475
Other borrowings	13	—	—	13	13
Trust preferred capital notes	9,279	—	—	9,147	9,147
Accrued interest payable	117	—	117	—	117

	Fair Value Measurements at December 31, 2014 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$24,845	$24,845	$—	$—	$24,845
Securities	83,292	6	83,286	—	83,292
Restricted securities	1,366	—	1,366	—	1,366
Loans held for sale	328	—	328	—	328
Loans, net	371,692	—	—	378,930	378,930
Bank owned life insurance	11,357	—	11,357	—	11,357
Accrued interest receivable	1,261	—	1,261	—	1,261

Financial Liabilities
Deposits	$444,338	$—	$342,604	$101,606	$444,210
Federal funds purchased	52	—	52	—	52
Other borrowings	26	—	—	26	26
Trust preferred capital notes	9,279	—	—	9,756	9,756
Accrued interest payable	135	—	135	—	135

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

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	June 30, 2015
	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2015	—	$—
Granted	12,546	9.00
Vested	(4,182)	9.00
Forfeited	—	—

Balance at June 30, 2015	8,364	$9.00

At June 30, 2015, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $61 thousand. This expense is expected to be recognized through 2017. Compensation expense recognized for the six months ended June 30, 2015 totaled $52 thousand. As of June 30, 2015, the Company does not expect the forfeiture of any unvested restricted stock units.

Notes to Consolidated Financial Statements

(unaudited)

Note 14. Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss

Balance at December 31, 2013	$(1,129)	$(175)	$(1,304)
Unrealized holding gains (net of tax, $471)	915	—	915
Reclassification adjustment (net of tax, $7)	(15)	—	(15)

Change during period	900	—	900

Balance at June 30, 2014	$(229)	$(175)	$(404)

Balance at December 31, 2014	$(133)	$(1,421)	$(1,554)
Unrealized holding losses (net of tax, ($164))	(316)	—	(316)
Reclassification adjustment (net of tax, $18)	34	—	34

Change during period	(282)	—	(282)

Balance at June 30, 2015	$(415)	$(1,421)	$(1,836)

The following tables present information related to reclassifications from accumulated other comprehensive loss for the three and six month periods ended June 30, 2015 and 2014 (in thousands):

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	For the three months ended June 30,
	2015	2014
Securities available for sale:
Net securities gains reclassified into earnings	$—	$(22)	Net gains on sale of securities available for sale
Related income tax expense	—	7	Income tax expense

Total reclassifications	$—	$(15)	Net of tax

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	For the six months ended June 30,
	2015	2014
Securities available for sale:
Net securities (gains) losses reclassified into earnings	$52	$(22)	Net gains (losses) on sale of securities available for sale
Related income tax expense (benefit)	(18)	7	Income tax expense

Total reclassifications	$34	$(15)	Net of tax

Notes to Consolidated Financial Statements

(unaudited)

Note 15. Acquisition

On April 17, 2015, the Bank completed its acquisition of six branch banking operations located in Virginia from Bank of America, National Association (the Acquisition). The Bank paid cash of $6.6 million for the deposits and premises and equipment. The Bank acquired all related premises and equipment valued at $4.5 million and assumed $186.8 million of deposit liabilities. No loans were acquired in the transaction.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the Acquisition as additional information regarding the closing date fair values becomes available. The Bank engaged third party specialists to assist in valuing certain assets, including the real estate, core deposit intangible, and goodwill (bargain purchase gain) that resulted from the Acquisition.

The following table provides a preliminary assessment of the consideration transferred, assets purchased, and the liabilities assumed (in thousands):

	As Recorded by Bank of America	Fair Value and Other Merger Related Adjustments	As Recorded by the Company

Consideration paid:
Cash paid			$6,618

Total consideration			$6,618

Assets acquired:
Cash and cash equivalents	$186,119	$—	$186,119
Premises and equipment, net	2,165	2,330	4,495
Other assets	114	—	114
Core deposit intangibles	—	2,910	2,910

Total assets acquired	$188,398	$5,240	$193,638

Liabilities assumed:
Deposits	$186,119	$683	$186,802
Other liabilities	17	—	17

Total liabilities assumed	$186,136	$683	$186,819

Net identifiable assets acquired over liabilities assumed	$2,262	$4,557	$6,819

Goodwill (bargain purchase gain)			$(201)

The bargain purchase gain from the transaction may have resulted from Bank of America’s decision to no longer operate bank branches in certain markets and their willingness to sell the related premises and equipment lower than fair value.

Note 16. Subsequent Event

On August 12, 2015, the Board of Directors of the Company declared a quarterly cash dividend of $0.025 per common share, which is payable on September 18, 2015 to shareholders of record as of September 4, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	conditions in the financial markets and economic conditions may adversely affect the Company’s business;

•	the inability of the Company to successfully manage its growth or implement its growth strategy;

•	difficulties in combining the operations of acquired bank branches or entities with the Company’s own operations;

•	the Company’s inability to successfully obtain the expected benefits of the acquisition of bank branches;

•	intense competition from other financial institutions both in making loans and attracting deposits;

•	consumers may increasingly decide not to use the Bank to complete their financial transactions;

•	limited availability of financing or inability to raise capital;

•	exposure to operational, technological, and organizational risk;

•	reliance on other companies to provide key components of their business infrastructure;

•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;

•	operational functions of business counterparties over which the Company may have limited or no control may experience disruptions;

•	nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition;

•	allowance for loan losses may prove to be insufficient to absorb losses in the loan portfolio;

•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;

•	legislative or regulatory changes or actions, or significant litigation;

•	the limited trading market for the Company’s common stock; it may be difficult to sell shares;

•	unexpected loss of management personnel;

•	losses that could arise from breaches in cyber-security;

•	increases in FDIC insurance premiums could adversely affect the Company’s profitability;

•	the ability to retain customers and secondary funding sources if the Bank’s reputation would become damaged;

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Bank’s customers’ ability to repay loans; and

•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2014.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at June 30, 2015 and results of operations of the Company for the three and six month periods ended June 30, 2015 and 2014 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2014. The results of operations for the three and six month periods ended June 30, 2015 may not be indicative of the results to be achieved for the year.

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

Acquisition of Branches

On April 17, 2015, the Bank expanded its branch network in the Shenandoah Valley and central Virginia regions through the acquisition of six bank branches from Bank of America, National Association located in Woodstock, Staunton, Elkton, Waynesboro, Farmville and Dillwyn, Virginia (the Acquisition). The Acquisition included the purchase of $2.2 million of premises and equipment and the assumption of $186 million of deposit liabilities. No loans were purchased in the transaction. Upon completion of the Acquisition, the Bank hired all 36 of the employees working at the six acquired branches. During second quarter of 2015, the Bank also hired a regional president and two market executives in the new markets. As a result of the transaction, the Bank increased the number of bank branch locations from 10 to 16, in addition to its two existing loan production offices in the cities of Harrisonburg and Staunton, Virginia, and its customer service center located in a retirement community in Winchester, Virginia.

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

The Bank launched a new mortgage division named “First Mortgage” during the second quarter of 2014. The mortgage division began originating residential mortgage loans to customers in the third quarter of 2014. The majority of loans originated in future periods through this division are expected to be sold to investors in the secondary market. First Mortgage offers mortgage services to customers throughout the Bank’s market area.

The Bank’s office locations are well-positioned in strong markets along the Interstate 81, Interstate 66 and Interstate 64 corridors in the Shenandoah Valley and central regions of Virginia. Within this market area, there are various types of industry including medical and professional services, manufacturing, retail, government contracting and higher education. Customers include individuals, small and medium-sized businesses, local governmental entities and non-profit organizations.

The Bank’s products and services are delivered through 16 branch offices, 1 customer service center, 2 loan production offices, 31 ATMs, internet banking, mobile banking and remote deposit capture. The branch offices are comprised of 14 full service retail banking offices and two drive-thru retail banking offices. Full service retail banking offices offer all of the Bank’s financial services at one location, which allows loan, deposit, and wealth management personnel to be readily available to serve customers throughout the Bank’s market area. The location and general character of the properties owned prior to the Acquisition is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2014.

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

The provision for loan losses and noninterest expense are generally the two major expense categories. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for or recovery of loan losses. The largest component of noninterest expense for the six month period ended June 30, 2015 was salaries and employee benefits, comprising 54% of noninterest expenses, followed by occupancy and equipment expense, comprising 11% of noninterest expenses.

Quarterly Performance

For the three months ended June 30, 2015, net income totaled $444 thousand compared to $1.5 million for the same period in 2014. After the effective dividend on preferred stock, net income available to common shareholders was $116 thousand, or $0.02 per basic and diluted share, compared to $1.3 million, or $0.26 per basic and diluted share, for the same period in 2014. Return on average assets and return on average equity were 0.27% and 2.97%, respectively, for the second quarter of 2015 compared to 1.16% and 11.05% for the same quarter in 2014. Net income for the second quarter of 2015 was negatively impacted by integration expenses of $458 thousand and other operating costs related to the Acquisition, which was completed on April 17, 2015. The integration expenses primarily included legal and professional fees, stationery and supplies expense, data processing expense, and postage expense.

Net interest income increased 9%, or $429 thousand to $5.1 million for the quarter ended June 30, 2015, compared to $4.6 million for the second quarter of 2014. The net interest margin was 3.29% for the second quarter of 2015 compared to 3.81% for the same period in 2014. The increase in net interest income was the result of higher balances of earning assets as loan balances, interest-bearing deposits, and securities increased, combined with a lower cost of funds, when comparing the periods. The Bank recorded a recovery of loan losses $100 thousand during the second quarter, compared to a recovery of loan losses of $400 thousand for the same quarter in 2014. Noninterest income increased $584 thousand, or 34%, to $2.3 million for the second quarter, compared to $1.7 million for the same period one year ago. The increase in noninterest income was primarily attributable to increased revenue from service charges on deposit accounts and ATM and check card fees resulting from an increase in the number of deposit accounts following the branch expansion. Noninterest income also included a $201 thousand gain recorded in other operating income from the Acquisition. Noninterest expense increased $2.3 million, or 51%, to $6.9 million for the quarter compared to $4.5 million for the same period in 2014. The increase in expenses was primarily attributable to higher salaries and employee benefit costs, integration expenses related to the Acquisition, and increased operating costs from execution of the Company’s growth strategy, which included the expansion of its banking franchise into new markets and the creation of new business lines to increase and diversify revenue.

Year-to-Date Performance

Net income totaled $988 thousand for the six months ended June 30, 2015 compared to $2.7 million for the same period in 2014. After the effective dividend on preferred stock, net income available to common shareholders was $331 thousand, or $0.07 per basic and diluted share, compared to $2.2 million, or $0.45 per basic and diluted share, for the same period in 2014. Return on average assets and return on average equity were 0.34% and 3.32%, respectively, for the six months ended June 30, 2015 compared to 1.03% and 9.81% for the same period in 2014.

For the six months ended June 30, 2015, net interest income increased 7%, or $635 thousand, compared to the same period of 2014. The net interest margin was 3.58% for the six months ended June 30, 2015 compared to 3.77% for the same period in 2014. The Bank recorded a recovery of loan losses of $100 thousand, compared to a recovery of loan losses of $600 thousand for the same period one year ago. Noninterest income increased $559 thousand, or 17%, to $3.9 million compared to $3.3 million when comparing the two periods. Noninterest expense increased $3.2 million, or 35%, to $12.3 million compared to $9.2 million for the same period in 2014.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding OREO income/(expense) and losses on disposal of premises and equipment, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding securities (gains) losses and bargain purchase gain. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Noninterest expense	$6,855	$4,548	$12,342	$9,161
Add/(Subtract): other real estate owned income/(expense), net	(152)	70	(116)	39
Subtract: losses on disposal of premises and equipment, net	—	—	—	(2)

	$6,703	$4,618	$12,226	$9,198

Tax-equivalent net interest income	$5,135	$4,716	$9,826	$9,219
Noninterest income	2,309	1,725	3,900	3,341
Add/(Subtract): securities (gains) losses, net	—	(22)	52	(22)
Subtract: bargain purchase gain	(201)	—	(201)

	$7,243	$6,419	$13,577	$12,538

Efficiency ratio	92.54%	71.94%	90.05%	73.36%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

GAAP measures:
Interest income - loans	$4,688	$4,403	$9,228	$8,618
Interest income - investments and other	704	692	1,152	1,386
Interest expense - deposits	(266)	(372)	(566)	(772)
Interest expense - other borrowings	(2)	(30)	(3)	(59)
Interest expense - trust preferred capital notes	(55)	(54)	(109)	(108)
Interest expense - other	(1)	—	(2)	—

Total net interest income	$5,068	$4,639	$9,700	$9,065

Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$27	$28	$53	$56
Tax benefit realized on non-taxable interest income - municipal securities	40	49	73	98

Total tax benefit realized on non-taxable interest income	$67	$77	$126	$154

Total tax-equivalent net interest income	$5,135	$4,716	$9,826	$9,219

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

The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of the collateral, overall portfolio quality and review of specific potential losses. The evaluation also considers the following risk characteristics of each loan portfolio class:

•	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

•	Real estate construction and land development loans carry risks that the project may not be finished according to schedule, the project may not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure or other factors unrelated to the project.

•	Other real estate loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because repayment of these loans may be dependent upon the profitability and cash flows of the business or project.

•	Commercial and industrial loans carry risks associated with the successful operation of a business because repayment of these loans may be dependent upon the profitability and cash flows of the business. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much reliability.

•	Consumer and other loans carry risk associated with the continued creditworthiness of the borrower and the value of the collateral, i.e. rapidly depreciating assets such as automobiles, or lack thereof. Consumer loans are likely to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy, or other changes in circumstances.

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

Business Combinations

Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will continue to rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of fair values requires management to make estimates about future cash flows, market conditions and other events, which are highly subjective in nature. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions.

Acquisition-related costs are incremental costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of acquisition-related costs to the Company include systems conversions, integration planning consultants, and advertising costs. The Company will account for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities will be recognized in accordance with other applicable U.S. GAAP. These acquisition-related costs are included within the Consolidated Statements of Income classified within the noninterest expense caption.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At June 30, 2015, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $73.2 million.

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

Net Interest Income

Net interest income totaled $5.1 million for the second quarter of 2015, which was a 9% increase when compared to $4.6 million for the same period in 2014. The net interest margin decreased to 3.29% from 3.81% and average earning assets were $128.9 million higher when comparing the periods. The impact of the higher interest-earning assets was partially offset by the impact of the lower net interest margin on net interest income. Interest-earning asset yields decreased 68 basis points while the cost of funds, including noninterest-bearing deposits, decreased 18 basis points, which resulted in a lower net interest margin for the second quarter of 2015 compared to the same quarter in 2014. The decrease in interest-earning asset yields was primarily attributable to a significant change in the earning asset mix that occurred from the receipt of cash in the Acquisition that the company has not yet deployed into higher yielding assets. Average interest-bearing deposits with other institutions increased $85.8 million and average total securities increased $9.0 million, compared to the same period in 2014. The increases in average interest-bearing deposits with other institutions and total securities were funded by cash received from the Acquisition. The decrease in the cost of funds was also primarily attributable to the Acquisition. Lower yields from deposits assumed in the Acquisition decreased the total cost of funds of the Company in the second quarter of 2015.

For the six months ended June 30, 2015, net interest income totaled $9.7 million, which was a 7% increase when compared to the same period a year ago. The net interest margin decreased to 3.58% from 3.77% and average earning assets were $59.8 million higher when comparing the periods. Interest-earning asset yields decreased 32 basis points while the cost of funds decreased 14 basis points. For the six month period, interest-earning asset yields decreased due to the changes in the earning asset mix, and the cost of funds decreased from lower yields on deposits assumed. Both of these decreases were primarily attributable to the Acquisition.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
	For the three months ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$106,448	$540	2.03%	$97,872	$562	2.30%
Tax-exempt (1)	12,781	118	3.71%	12,182	144	4.74%
Restricted	1,497	18	4.97%	1,636	21	5.12%

Total securities	$120,726	$676	2.25%	$111,690	$727	2.61%
Loans: (2)
Taxable	$387,219	$4,637	4.80%	$352,849	$4,348	4.94%
Tax-exempt (1)	7,194	78	4.33%	7,518	83	4.43%

Total loans	$394,413	$4,715	4.79%	$360,367	$4,431	4.93%
Interest-bearing deposits with other institutions	110,058	68	0.25%	24,247	14	0.23%

Total earning assets	$625,197	$5,459	3.50%	$496,304	$5,172	4.18%
Less: allowance for loan losses	(6,698)			(10,553)
Total non-earning assets	52,700			45,499

Total assets	$671,199			$531,250

Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$140,007	$45	0.13%	$118,607	$44	0.15%
Regular savings	115,763	24	0.08%	103,075	22	0.09%
Money market accounts	49,026	15	0.12%	18,793	5	0.11%
Time deposits:
$100,000 and over	51,723	115	0.89%	48,302	153	1.27%
Under $100,000	89,559	67	0.30%	64,124	141	0.89%
Brokered	600	—	—	4,981	7	0.54%

Total interest-bearing deposits	$446,678	$266	0.24%	$357,882	$372	0.42%
Federal funds purchased	385	1	0.64%	3	—	—
Trust preferred capital notes	9,279	55	2.39%	9,279	54	2.35%
Other borrowings	2,654	2	0.28%	6,043	30	1.99%

Total interest-bearing liabilities	$458,996	$324	0.28%	$373,207	$456	0.49%
Non-interest bearing liabilities
Demand deposits	146,762			99,633
Other liabilities	5,484			2,445

Total liabilities	$611,242			$475,285
Shareholders’ equity	59,957			55,965

Total liabilities and Shareholders’ equity	$671,199			$531,250

Net interest income		$5,135			$4,716

Interest rate spread			3.22%			3.69%
Cost of funds			0.21%			0.39%
Interest expense as a percent of average earning assets			0.21%			0.37%
Net interest margin			3.29%			3.81%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $67 thousand and $77 thousand for the three months ended June 30, 2015 and 2014, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
	For the six months ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$90,779	$898	1.99%	$97,230	$1,124	2.33%
Tax-exempt (1)	11,288	215	3.83%	12,012	288	4.83%
Restricted	1,479	39	5.36%	1,712	42	4.96%

Total securities	$103,546	$1,152	2.24%	$110,954	$1,454	2.64%
Loans: (2)
Taxable	$382,598	$9,126	4.81%	$349,602	$8,508	4.91%
Tax-exempt (1)	7,181	155	4.35%	7,495	166	4.48%

Total loans	$389,779	$9,281	4.80%	$357,097	$8,674	4.90%
Federal funds sold	2	—	—	—	—	—
Interest-bearing deposits with other institutions	59,916	73	0.25%	25,378	30	0.24%

Total earning assets	$553,243	$10,506	3.83%	$493,429	$10,158	4.15%
Less: allowance for loan losses	(6,729)			(10,566)
Total non-earning assets	47,585			45,458

Total assets	$594,099			$528,321

Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$124,737	$86	0.14%	$116,805	$90	0.16%
Regular savings	109,818	46	0.08%	101,901	44	0.09%
Money market accounts	35,648	24	0.14%	19,410	11	0.11%
Time deposits:
$100,000 and over	48,151	240	1.01%	49,130	314	1.29%
Under $100,000	71,469	167	0.47%	65,764	297	0.91%
Brokered	937	3	0.54%	4,881	16	0.66%

Total interest-bearing deposits	$390,760	$566	0.29%	$357,891	$772	0.44%
Federal funds purchased	421	2	0.72%	1	—	—
Trust preferred capital notes	9,279	109	2.38%	9,279	108	2.35%
Other borrowings	2,434	3	0.27%	6,046	59	1.97%

Total interest-bearing liabilities	$402,894	$680	0.34%	$373,217	$939	0.51%
Non-interest bearing liabilities
Demand deposits	126,196			97,279
Other liabilities	5,055			2,596

Total liabilities	$534,145			$473,092
Shareholders’ equity	59,954			55,229

Total liabilities and Shareholders’ equity	$594,099			$528,321

Net interest income		$9,826			$9,219

Interest rate spread			3.49%			3.64%
Cost of funds			0.26%			0.40%
Interest expense as a percent of average earning assets			0.25%			0.38%
Net interest margin			3.58%			3.77%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $126 thousand and $154 thousand for the six months ended June 30, 2015 and 2014, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

Provision for Loan Losses

The Bank recorded recovery of loan losses of $100 thousand during the second quarter, which resulted in a total allowance for loan losses of $6.1 million, or 1.56% of total loans, at June 30, 2015. This compared to a recovery of loan losses of $400 thousand and an allowance for loan losses of $10.0 million, or 2.72% of total loans, at the end of the same quarter in 2014. The recovery of loan losses during the second quarter of 2015 was primarily attributable to a decrease in the general component of the allowance for loan losses, which resulted from loan balances that decreased during the quarter, increased collateral values on residential real estate properties, and improved asset quality, as evidenced by lower substandard and past due loan amounts in multiple loan categories, during the quarter. Net charge-offs totaled $542 thousand for the second quarter of 2015 compared to $123 thousand of net recoveries for the same period in 2014.

For the six months ended June 30, 2015, recovery of loan losses totaled $100 thousand, compared to recovery of loan losses of $600 thousand for the same period in 2014. The recovery of loan losses in 2014 was primarily the result of a decrease in the general component of the allowance for loan losses from lower historical losses, partially offset by increases in specific reserves from December 31, 2013. Net charge-offs totaled $489 thousand for the six months ended June 30, 2015 compared to $38 thousand for the same period in 2014.

Noninterest Income

Noninterest income increased $584 thousand, or 34%, to $2.3 million for the second quarter compared to $1.7 million for the same period one year ago. Revenue from service charges on deposit accounts increased by $109 thousand, or 17%, ATM and check card fees increased by $132 thousand, or 36%, and other operating income increased by $229 thousand. The increases in revenue from service charges on deposit accounts and ATM and check card fees were driven by the increase in the number of deposit accounts following the Acquisition. Other operating income increased primarily from a $201 thousand gain recorded from the Acquisition.

For the six months ended June 30, 2015, noninterest income increased $559 thousand, or 17%, to $3.9 million compared to $3.3 million for the same period one year ago. Revenue from ATM and check card fees increased by $146 thousand, or 21%, fees for other customer services increased by $78 thousand, or 37%, net gains on sale of loans increased by $105 thousand, and other operating income increased by $231 thousand. The increases in fees for other customer services and net gains on sale of loans resulted from increased volume of loan originations from the Bank’s mortgage division. The mortgage division began operations in the second quarter of 2014 and did not originate and sell loans until the third quarter of 2014. These increases were partially offset by net losses on sale of securities available for sale of $52 thousand. As noted above, the primary reason for the increase in other operating income was related to the gain recorded in connection with the Acquisition.

Noninterest Expense

Noninterest expense increased $2.3 million, or 51%, to $6.9 million for the quarter compared to $4.5 million for the same quarter of 2014. The increase in noninterest expense was primarily due to a $1.0 million, or 41% increase in expenses related to salaries and employee benefits, a $135 thousand increase in stationery and supplies expense, a $184 thousand, or 74% increase in legal and professional fees, a $92 thousand, or 69% increase in data processing expense, a $192 thousand increase in amortization expense, and a $222 thousand increase in other real estate owned expense, when comparing the periods. Increases in salaries and employee benefits were impacted by the launch of the new mortgage division, along with the addition of a chief credit officer and additional commercial lenders subsequent to the second quarter of 2014. Salaries and employee benefits were also higher from increased staffing to accommodate the larger organization following the Acquisition, including the additions of a regional president and two market executives for the Bank’s new south region. Amortization expense increased due to the amortization of the core deposit intangible resulting from the acquired deposits. Increases in expenses related to other real estate owned resulted primarily from decreased gains on the sale of OREO property and higher write-downs in the carrying value of OREO property, when comparing the periods. These increases were partially offset by a $58 thousand, or 48% decrease in FDIC assessment expenses due to lower assessment levels.

Included in the increases in stationery and supplies expense, legal and professional fees, and data processing expense in the paragraph above, were integration expenses related to the Acquisition of $67 thousand, $230 thousand, and $72 thousand, respectively. Total integration expenses related to the Acquisition totaled $458 thousand for the quarter.

For the six months ended June 30, 2015, noninterest expense increased $3.2 million, or 35%, to $12.3 million compared to $9.2 million for the same period in the prior year. The increase in noninterest expense was primarily due to a $1.7 million, or 33% increase in expenses related to salaries and employee benefits, a $400 thousand increase in stationery and supplies expense, a $194 thousand, or 43% increase in legal and professional fees, a $164 thousand, or 66% increase in data processing expense, a $108 thousand increase in postage expense, a $192 thousand increase in amortization expense, and a $155 thousand increase in other real estate owned expense, when comparing the periods. These increases were partially offset by a $163 thousand, or 55% decrease in FDIC assessment expenses.

Included in the increases in stationery and supplies expense, legal and professional fees, data processing expense, and postage expense in the paragraph above, were integration expenses related to the Acquisition of $325 thousand, $238 thousand, $134 thousand, and $70 thousand, respectively. Total integration expenses related to the Acquisition totaled $877 thousand for the six months ended June 30, 2015.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and six month periods ended June 30, 2015 and 2014. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 10 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Financial Condition

General

Assets totaled $695.8 million at June 30, 2015 compared to $518.2 million at December 31, 2014. The increase in assets during the period was a result of the Acquisition. Assets under management of the wealth management division of the Bank increased by $2.6 million, or 1%, to $315.9 million at June 30, 2015 compared to $313.3 million at December 31, 2014. Assets managed by the wealth management division are not reflected on the Company’s consolidated balance sheet.

Loans

Loans, net of the allowance for loan losses, increased $13.9 million or 4% to $385.6 million at June 30, 2015, compared to $371.7 million at December 31, 2014. Growth of the loan portfolio was led by residential real estate loans with balances that increased $9.5 million during the first six months of 2015, followed by other real estate loans with balances that increased by $3.6 million.

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

A substantial portion of the loan portfolio is represented by residential and commercial loans secured by real estate located in the Bank’s market area. The ability of the Bank’s debtors to honor their contracts may be impacted by the real estate and general economic conditions in this area.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $10.8 million and $13.9 million at June 30, 2015 and December 31, 2014, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $1.6 million and $1.9 million in loans classified as TDRs as of June 30, 2015 and December 31, 2014, respectively.

Asset Quality

Management classifies as non-performing assets non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank had $2.4 million and $1.9 million in OREO, net of the valuation allowance, at June 30, 2015 and December 31, 2014, respectively. The valuation allowance for other real estate owned totaled $137 thousand and $375 thousand at June 30, 2015 and December 31, 2014, respectively.

Non-performing assets were $9.1 million at June 30, 2015 and $9.9 million at December 31, 2014, representing 1.30% and 1.91% of total assets, respectively. Non-performing assets included $6.7 million in non-accrual loans and $2.4 million in OREO, net of the valuation allowance at June 30, 2015. This compares to $8.0 million in non-accrual loans and $1.9 million in OREO, net of the valuation allowance at December 31, 2014.

The levels of non-performing assets at June 30, 2015 and December 31, 2014 were primarily attributable to business customers involved in commercial real estate and construction and land development that have not been able to meet their debt requirements because they have not fully recovered from the recent recession. At June 30, 2015, 51% of non-performing assets related to commercial real estate loans, 40% related to construction and land development loans, 8% related to residential real estate loans, and 1% related to commercial and industrial loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $10.9 million and $15.8 million at June 30, 2015 and December 31, 2014, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing increased to $600 thousand at June 30, 2015. There were no loans greater than 90 days past due and still accruing at December 31, 2014. The increase was primarily attributable to two loan relationships which were in the renewal process at June 30, 2015. The two loans remained on accrual status because they are expected to return to current status during the third quarter of 2015.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $6.1 million at June 30, 2015 and $6.7 million at December 31, 2014, representing 1.56% and 1.77% of total loans, respectively. The decrease in the allowance was primarily attributable to a decrease in the general allocation due to an upgrade in the qualitative adjustment factors resulting from increased collateral values on residential real estate properties and improvements experienced in asset quality, as evidenced by lower substandard and past due loan amounts in multiple loan categories, during the second quarter of 2015. Recoveries of loan losses of $314 thousand, $16 thousand, and $55 thousand were experienced in the 1-4 Family Residential, Other Real Estate, and Commercial and Industrial loan classes, respectively, during the six month period ended June 30, 2015. The recoveries of loan losses in the 1-4 Family Residential, Other Real Estate, and Commercial and Industrial loan classes were primarily attributable to decreases in the general allocation from improvements in the historical loss experience and qualitative adjustment factors.

Impaired loans totaled $10.8 million and $13.9 million at June 30, 2015 and December 31, 2014, respectively. The related allowance for loan losses provided for these loans totaled $1.6 million and $1.9 million at June 30, 2015 and December 31, 2014, respectively. The average recorded investment in impaired loans during the six months ended June 30, 2015 and the year ended December 31, 2014 was $13.0 million and $19.2 million, respectively. Included in the impaired loans total at June 30, 2015 are loans classified as TDRs totaling $1.6 million. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of June 30, 2015, $324 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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

Securities

The securities portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits and balances with the Reserve Bank. The investment portfolio consists of held to maturity and available for sale securities. Securities are classified as available for sale or held to maturity based on the Company’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold the investment securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities which the Company may not hold to maturity are classified as investment securities available for sale, as management has the intent and ability to hold such investment securities for an indefinite period of time, but not necessarily to maturity. Securities available for sale may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors and are carried at estimated fair value.

Total securities were $149.8 million at June 30, 2015, an increase of $66.5 million or 80% from $83.3 million at December 31, 2014. The increase in the investment portfolio during the first six months of 2015 was the result of investing excess liquidity that resulted from increases in total deposits from the Acquisition. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of June 30, 2015, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $548 thousand and $704 thousand at June 30, 2015 and December 31, 2014, respectively. Gross unrealized losses in the available for sale portfolio totaled $1.2 million and $906 thousand at June 30, 2015 and December 31, 2014, respectively. Gross unrealized gains and gross unrealized losses in the held to maturity portfolio totaled $2 thousand and $494 thousand at June 30, 2015, respectively. Neither the Company nor the Bank designated any securities as held to maturity at December 31, 2014; therefore, there were no gross unrealized gains or losses in the held to maturity portfolio at December 31, 2014. Investments in an unrealized loss position were considered temporarily impaired at June 30, 2015 and December 31, 2014. The change in the unrealized gains and losses of investment securities from December 31, 2014 to June 30, 2015 was related to changes in market interest rates.

Deposits

Deposits totaled $620.9 million at June 30, 2015, an increase of $176.6 million or 40% from $444.3 million at December 31, 2014. Non-interest bearing demand deposits increased $42.8 million or 41% to $147.8 million during the first six months of 2015 from $105.0 million at December 31, 2014. Savings and interest-bearing demand deposits increased $84.6 million or 36% to $322.2 million at June 30, 2015 compared to $237.6 million at December 31, 2014. Time deposits, which include brokered deposits, increased $49.1 million or 48% during the first six months of 2015 to $150.9 million compared to $101.7 million at December 31, 2014. The increases in all deposit categories during the first six months of 2015 resulted from the Acquisition.

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

At June 30, 2015, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $176.7 million. At June 30, 2015, 17% or $65.5 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $154.3 million at June 30, 2015, which included $109.1 million available from Federal Home Loan Bank of Atlanta (FHLB), $42.0 million of unsecured federal funds lines of credit with other correspondent banks and $3.2 million available through the Federal Reserve Discount Window.

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

The following table shows the Bank’s regulatory capital ratios at June 30, 2015:

First Bank
Total capital to risk-weighted assets	18.28%
Tier 1 capital to risk-weighted assets	17.03%
Common equity Tier 1 capital to risk-weighted assets	17.03%
Tier 1 capital to average assets	10.06%

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

Commitments to extend credit, which amounted to $60.6 million at June 30, 2015, and $60.0 million at December 31, 2014, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At June 30, 2015 and December 31, 2014, the Bank had $8.1 million and $9.8 million in outstanding standby letters of credit, respectively.

At June 30, 2015, the Bank had $4.5 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A.	Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

3.1	By-laws of First National Corporation (as restated in electronic format as of May 11, 2015), attached as Exhibit 3.1 to the Current Report on Form 8-K filed May 15, 2015 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	August 14, 2015
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	August 14, 2015
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

3.1	By-laws of First National Corporation (as restated in electronic format as of May 11, 2015), attached as Exhibit 3.1 to the Current Report on Form 8-K filed May 15, 2015 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.