Form 10-Q
period 2015-09-30
FIRST NATIONAL CORP /VA/
filed 2015-11-16
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 16, 2015, 4,912,662 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$9,890	$6,043
Interest-bearing deposits in banks	66,956	18,802
Securities available for sale, at fair value	109,166	83,292
Securities held to maturity, at carrying value (fair value, 2015, $54,303; 2014, $0)	54,276	—
Restricted securities, at cost	1,391	1,366
Loans held for sale	471	328
Loans, net of allowance for loan losses, 2015, $5,575; 2014, $6,718	400,838	371,692
Other real estate owned, net of valuation allowance, 2015, $230; 2014, $375	2,760	1,888
Premises and equipment, net	21,493	16,126
Accrued interest receivable	1,543	1,261
Bank owned life insurance	11,627	11,357
Core deposit intangibles, net	2,539	55
Other assets	5,945	5,955

Total assets	$688,895	$518,165

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$149,178	$104,986
Savings and interest-bearing demand deposits	318,510	237,618
Time deposits	146,219	101,734

Total deposits	$613,907	$444,338
Federal funds purchased	—	52
Other borrowings	7	26
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	5,303	4,906

Total liabilities	$628,496	$458,601

Shareholders’ Equity
Preferred stock, $1,000 per share liquidation preference; authorized 1,000,000 shares; 14,595 shares issued and outstanding	$14,595	$14,595
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2015, 4,912,662 shares; 2014, 4,904,577 shares	6,141	6,131
Surplus	6,922	6,835
Retained earnings	33,917	33,557
Accumulated other comprehensive loss, net	(1,176)	(1,554)

Total shareholders’ equity	$60,399	$59,564

Total liabilities and shareholders’ equity	$688,895	$518,165

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended September 30, 2015 and 2014

(in thousands, except per share data)

	(unaudited)	(unaudited)
	September 30, 2015	September 30, 2014
Interest and Dividend Income
Interest and fees on loans	$4,854	$4,536
Interest on deposits in banks	61	3
Interest and dividends on securities available for sale:
Taxable interest	713	536
Tax-exempt interest	116	86
Dividends	20	20

Total interest and dividend income	$5,764	$5,181

Interest Expense
Interest on deposits	$282	$343
Interest on federal funds purchased	—	2
Interest on junior subordinated debt	56	55
Interest on other borrowings	—	30

Total interest expense	$338	$430

Net interest income	$5,426	$4,751
Recovery of loan losses	—	(100)

Net interest income after recovery of loan losses	$5,426	$4,851

Noninterest Income
Service charges on deposit accounts	$897	$655
ATM and check card fees	529	367
Wealth management fees	477	494
Fees for other customer services	172	94
Income from bank owned life insurance	106	103
Net (losses) on sale of securities available for sale	—	(91)
Net gains on sale of loans	53	—
Other operating income	10	32

Total noninterest income	$2,244	$1,654

Noninterest Expense
Salaries and employee benefits	$3,637	$2,668
Occupancy	396	303
Equipment	400	299
Marketing	176	114
Stationery and supplies	116	84
Legal and professional fees	243	250
ATM and check card fees	236	167
FDIC assessment	134	90
Bank franchise tax	131	106
Telecommunications expense	131	75
Data processing expense	130	129
Postage expense	73	49
Amortization expense	226	4
Other real estate owned expense (income), net	144	(23)
Other operating expense	528	438

Total noninterest expense	$6,701	$4,753

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Three months ended September 30, 2015 and 2014

(in thousands, except per share data)

	(unaudited)	(unaudited)
	September 30, 2015	September 30, 2014

Income before income taxes	$969	$1,752
Income tax expense	243	505

Net income	$726	$1,247

Effective dividend on preferred stock	328	329

Net income available to common shareholders	$398	$918

Earnings per common share
Basic	$0.08	$0.19
Diluted	$0.08	$0.19

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Nine months ended September 30, 2015 and 2014

(in thousands, except per share data)

	(unaudited) September 30, 2015	(unaudited) September 30, 2014
Interest and Dividend Income
Interest and fees on loans	$14,082	$13,154
Interest on deposits in banks	134	33
Interest and dividends on securities available for sale:
Taxable interest	1,611	1,660
Tax-exempt interest	258	276
Dividends	59	62

Total interest and dividend income	$16,144	$15,185

Interest Expense
Interest on deposits	$848	$1,115
Interest on federal funds purchased	2	2
Interest on junior subordinated debt	165	163
Interest on other borrowings	3	89

Total interest expense	$1,018	$1,369

Net interest income	$15,126	$13,816
Recovery of loan losses	(100)	(700)

Net interest income after recovery of loan losses	$15,226	$14,516

Noninterest Income
Service charges on deposit accounts	$2,196	$1,928
ATM and check card fees	1,375	1,067
Wealth management fees	1,479	1,450
Fees for other customer services	463	307
Income from bank owned life insurance	270	266
Net (losses) on sale of securities available for sale	(52)	(69)
Net gains on sale of loans	158	—
Other operating income	255	46

Total noninterest income	$6,144	$4,995

Noninterest Expense
Salaries and employee benefits	$10,359	$7,731
Occupancy	1,052	896
Equipment	1,103	898
Marketing	436	349
Stationery and supplies	690	258
Legal and professional fees	886	699
ATM and check card fees	581	493
FDIC assessment	265	384
Bank franchise tax	383	305
Telecommunications expense	316	219
Data processing expense	543	378
Postage expense	270	138
Amortization expense	426	12
Other real estate owned expense (income), net	260	(62)
Net loss on disposal of premises and equipment	—	2
Other operating expense	1,473	1,214

Total noninterest expense	$19,043	$13,914

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Nine months ended September 30, 2015 and 2014

(in thousands, except per share data)

	(unaudited) September 30, 2015	(unaudited) September 30, 2014

Income before income taxes	$2,327	$5,597
Income tax expense	613	1,662

Net income	$1,714	$3,935

Effective dividend and accretion on preferred stock	985	810

Net income available to common shareholders	$729	$3,125

Earnings per common share
Basic	$0.15	$0.64
Diluted	$0.15	$0.64

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Three months ended September 30, 2015 and 2014

(in thousands)

	(unaudited) September 30, 2015	(unaudited) September 30, 2014

Net income	$726	$1,247
Other comprehensive income, net of tax
Unrealized holding gains on available for sale securities, net of tax of $341 and $51, respectively	660	101
Reclassification adjustment for losses included in net income, net of tax of $0 and $31, respectively	—	60

Total other comprehensive income	660	161

Total comprehensive income	$1,386	$1,408

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Nine months ended September 30, 2015 and 2014

(in thousands)

	(unaudited) September 30, 2015	(unaudited) September 30, 2014

Net income	$1,714	$3,935
Other comprehensive income, net of tax
Unrealized holding gains on available for sale securities, net of tax of $176 and $522, respectively	344	1,016
Reclassification adjustment for losses included in net income, net of tax of $18 and $24, respectively	34	45

Total other comprehensive income	378	1,061

Total comprehensive income	$2,092	$4,996

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Nine months ended September 30, 2015 and 2014

(in thousands)

	(unaudited) September 30, 2015	(unaudited) September 30, 2014

Cash Flows from Operating Activities
Net income	$1,714	$3,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	896	729
Amortization of core deposit intangibles	426	12
Origination of loans held for sale	(11,493)	(181)
Proceeds from sale of loans held for sale	11,508	1,450
Net gains on sales of loans held for sale	(158)	—
Recovery of loan losses	(100)	(700)
Provision for other real estate owned	230	93
Net losses on sale of securities available for sale	52	69
Net gains on sale of other real estate owned	(72)	(234)
Losses on disposal of premises and equipment	—	2
Income from bank owned life insurance	(270)	(266)
Accretion of discounts and amortization of premiums on securities, net	521	490
Accretion of premium on time deposits	164	—
Stock-based compensation	70	—
Bargain purchase gain on branch acquisition	(201)	—
Changes in assets and liabilities:
Increase in interest receivable	(282)	(25)
(Increase) decrease in other assets	(70)	708
Increase (decrease) in other liabilities	380	(1,056)

Net cash provided by operating activities	$3,315	$5,026

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$—	$3,453
Proceeds from maturities, calls, and principal payments of securities available for sale	11,836	10,408
Proceeds from maturities, calls, and principal payments of securities held to maturity	1,220	—
Purchase of securities available for sale	(37,638)	(14,219)
Purchase of securities held to maturity	(55,569)	—
Proceeds from redemption of restricted securities	638	168
Purchase of restricted securities	(663)	—
Purchase of premises and equipment	(1,768)	(264)
Proceeds from sale of other real estate owned	354	1,502
Net increase in loans	(30,430)	(19,415)
Acquisition of branches, net of cash paid	179,501	—

Net cash provided by (used in) investing activities	$67,481	$(18,367)

Cash Flows from Financing Activities
Net (decrease) increase in demand deposits and savings accounts	$(813)	$719
Net decrease in time deposits	(16,584)	(12,511)
Proceeds from other borrowings	15,000	—
Principal payments on other borrowings	(15,019)	(19)
Cash dividends paid on preferred stock	(985)	(707)
Cash dividends paid on common stock, net of reinvestment	(341)	(227)
Repurchase of common stock	(1)	—
(Decrease) increase in federal funds purchased	(52)	5,325

Net cash used in financing activities	$(18,795)	$(7,420)

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Nine months ended September 30, 2015 and 2014

(in thousands)

	(unaudited) September 30, 2015	(unaudited) September 30, 2014

Increase (decrease) in cash and cash equivalents	$52,001	$(20,761)

Cash and Cash Equivalents
Beginning	24,845	31,508

Ending	$76,846	$10,747

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$873	$1,403

Income Taxes	$752	$601

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains on securities available for sale	$572	$1,607

Transfer from loans to loans held for sale	$—	$1,450

Transfer from loans to other real estate owned	$1,384	$139

Issuance of common stock, dividend reinvestment plan	$25	$18

Transactions Related to Acquisition
Assets acquired	$193,638	$—
Liabilities assumed	186,819	—

Net assets acquired	$6,819	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2015 and 2014

(in thousands)

(unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2013	$14,564	$6,127	$6,813	$27,360	$(1,304)	$53,560
Net income	—	—	—	3,935	—	3,935
Other comprehensive income	—	—	—	—	1,061	1,061
Cash dividends on common stock ($0.05 per share)	—	—	—	(245)	—	(245)
Issuance of 2,148 shares common stock, dividend reinvestment plan	—	3	15	—	—	18
Cash dividends on preferred stock	—	—	—	(707)	—	(707)
Accretion of preferred stock discount	31	—	—	(31)	—	—

Balance, September 30, 2014	$14,595	$6,130	$6,828	$30,312	$(243)	$57,622

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2014	$14,595	$6,131	$6,835	$33,557	$(1,554)	$59,564
Net income	—	—	—	1,714	—	1,714
Other comprehensive income	—	—	—	—	378	378
Cash dividends on common stock ($0.075 per share)	—	—	—	(369)	—	(369)
Stock-based compensation	—	—	70	—	—	70
Issuance of 3,081 shares common stock, dividend reinvestment plan	—	4	24	—	—	28
Issuance of 5,142 shares common stock, stock incentive plan	—	6	(6)	—	—	—
Repurchase of 138 shares common stock, stock incentive plan		—	(1)	—	—	(1)
Cash dividends on preferred stock	—	—	—	(985)	—	(985)

Balance, September 30, 2015	$14,595	$6,141	$6,922	$33,917	$(1,176)	$60,399

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2015 and December 31, 2014, the results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014 and the cash flows and changes in shareholders’ equity for the nine months ended September 30, 2015 and 2014. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) – 1. Fully Benefit-Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient.” The amendments within this ASU are in 3 parts. Among other things, Part 1 amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part II amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part III amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts 1 and 2 of this ASU are effective on a retrospective basis and Part 3 is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact that ASU 2015-12 will have on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date.” The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company does not expect the adoption of ASU 2015-14 (or ASU 2014-09) to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they

Notes to Consolidated Financial Statements

(unaudited)

would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the “S” section of the Codification. The Company does not expect the adoption of ASU 2015-15 to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. Amortized costs and fair values of securities at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$92,758	$568	$(463)	$92,863
Obligations of states and political subdivisions	16,037	308	(50)	16,295
Corporate equity securities	1	7	—	8

Total securities available for sale	$108,796	$883	$(513)	$109,166

Securities held to maturity:
U.S. agency and mortgage-backed securities	$42,490	$137	$(124)	$42,503
Obligations of states and political subdivisions	11,786	55	(41)	11,800

Total securities held to maturity	$54,276	$192	$(165)	$54,303

Total securities	$163,072	$1,075	$(678)	$163,469

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$67,462	$374	$(807)	$67,029
Obligations of states and political subdivisions	16,031	325	(99)	16,257
Corporate equity securities	1	5	—	6

Total securities available for sale	$83,494	$704	$(906)	$83,292

Notes to Consolidated Financial Statements

(unaudited)

At September 30, 2015 and December 31, 2014, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	September 30, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Loss)	Fair Value	(Loss)	Fair Value	(Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$24,974	$(125)	$18,114	$(338)	$43,088	$(463)
Obligations of states and political subdivisions	2,286	(15)	1,058	(35)	3,344	(50)

Total securities available for sale	$27,260	$(140)	$19,172	$(373)	$46,432	$(513)

Securities held to maturity:
U.S. agency and mortgage-backed securities	$14,612	$(124)	$—	$—	$14,612	$(124)
Obligations of states and political subdivisions	5,000	(41)	—	—	5,000	(41)

Total securities held to maturity	$19,612	$(165)	$—	$—	$19,612	$(165)

Total securities	$46,872	$(305)	$19,172	$(373)	$66,044	$(678)

	December 31, 2014
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Loss)	Fair Value	(Loss)	Fair Value	(Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$8,677	$(60)	$32,527	$(747)	$41,204	$(807)
Obligations of states and political subdivisions	715	(1)	2,841	(98)	3,556	(99)

Total securities available for sale	$9,392	$(61)	$35,368	$(845)	$44,760	$(906)

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

At September 30, 2015, there were thirty-one U.S. agency and mortgage-backed securities and twenty obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.4 years at September 30, 2015. At December 31, 2014, there were twenty-nine U.S. agency and mortgage-backed securities and seven obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2014. The weighted-average re-pricing term of the portfolio was 3.9 years at December 31, 2014. The unrealized losses at September 30, 2015 in the U.S. agency and mortgage-backed securities portfolio and the obligation of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at September 30, 2015 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

Notes to Consolidated Financial Statements

(unaudited)

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$391	$393	$—	$—
Due after one year through five years	7,806	7,853	633	631
Due after five years through ten years	20,377	20,499	15,215	15,245
Due after ten years	80,221	80,413	38,428	38,427
Corporate equity securities	1	8	—	—

	$108,796	$109,166	$54,276	$54,303

Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015, and no impairment has been recognized. Restricted securities are not part of the securities portfolio.

The composition of restricted securities at September 30, 2015 and December 31, 2014 was as follows (in thousands):

	September 30, 2015	December 31, 2014
Federal Home Loan Bank stock	$466	$470
Federal Reserve Bank stock	875	846
Community Bankers’ Bank stock	50	50

	$1,391	$1,366

Note 3. Loans

Loans at September 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Real estate loans:
Construction and land development	$29,935	$29,475
Secured by 1-4 family residential	179,419	163,727
Other real estate loans	165,661	151,802
Commercial and industrial loans	19,950	21,166
Consumer and other loans	11,448	12,240

Total loans	$406,413	$378,410
Allowance for loan losses	(5,575)	(6,718)

Loans, net	$400,838	$371,692

Net deferred loan costs included in the above loan categories were $128 thousand and $130 thousand at September 30, 2015 and December 31, 2014, respectively. Consumer and other loans included $421 thousand and $285 thousand of demand deposit overdrafts at September 30, 2015 and December 31, 2014, respectively.

Risk characteristics of each loan portfolio class that are considered by the Company include:

•	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

Notes to Consolidated Financial Statements

(unaudited)

•	Real estate construction and land development loans carry risks that the project may not be finished according to schedule, the project may not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure or other factors unrelated to the project.

•	Other real estate loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because repayment of these loans may be dependent upon the profitability and cash flows of the business or project.

•	Commercial and industrial loans carry risks associated with the successful operation of a business because repayment of these loans may be dependent upon the profitability and cash flows of the business. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much reliability.

•	Consumer and other loans carry risk associated with the continued creditworthiness of the borrower and the value of the collateral, i.e. rapidly depreciating assets such as automobiles, or lack thereof. Consumer loans are likely to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy, or other changes in circumstances.

The following table provides a summary of loan classes and an aging of past due loans as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$430	$—	$—	$430	$29,505	$29,935	$1,911	$—
1-4 family residential	1,004	19	269	1,292	178,127	179,419	298	55
Other real estate loans	419	—	1,247	1,666	163,995	165,661	2,622	—
Commercial and industrial	188	—	92	280	19,670	19,950	99	92
Consumer and other loans	18	6	—	24	11,424	11,448	—	—

Total	$2,059	$25	$1,608	$3,692	$402,721	$406,413	$4,930	$147

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing

Real estate loans:
Construction and land development	$2,441	$71	$—	$2,512	$26,963	$29,475	$1,787	$—
1-4 family residential	504	323	754	1,581	162,146	163,727	1,342	—
Other real estate loans	554	800	2,519	3,873	147,929	151,802	4,756	—
Commercial and industrial	10	106	—	116	21,050	21,166	115	—
Consumer and other loans	14	—	—	14	12,226	12,240	—	—

Total	$3,523	$1,300	$3,273	$8,096	$370,314	$378,410	$8,000	$—

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$23,168	$2,398	$4,369	$—	$29,935
Secured by 1-4 family residential	172,444	3,022	3,953	—	179,419
Other real estate loans	149,137	9,857	6,667	—	165,661
Commercial and industrial	19,243	429	278	—	19,950
Consumer and other loans	11,442	—	6	—	11,448

Total	$375,434	$15,706	$15,273	$—	$406,413

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$20,476	$2,962	$6,037	$—	$29,475
Secured by 1-4 family residential	152,004	5,058	6,665	—	163,727
Other real estate loans	126,211	14,776	10,815	—	151,802
Commercial and industrial	20,428	463	275	—	21,166
Consumer and other loans	12,240	—	—	—	12,240

Total	$331,359	$23,259	$23,792	$—	$378,410

Notes to Consolidated Financial Statements

(unaudited)

Note 4. Allowance for Loan Losses

The following tables present, as of September 30, 2015, December 31, 2014 and September 30, 2014, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology (in thousands):

	September 30, 2015
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2014	$1,403	$1,204	$3,658	$310	$143	$6,718
Charge-offs	—	(47)	(950)	(59)	(364)	(1,420)
Recoveries	3	90	2	69	213	377
Provision for (recovery of) loan losses	(150)	(368)	288	(68)	198	(100)

Ending Balance, September 30, 2015	$1,256	$879	$2,998	$252	$190	$5,575

Ending Balance:
Individually evaluated for impairment	132	22	596	—	—	750
Collectively evaluated for impairment	1,124	857	2,402	252	190	4,825

Loans:
Ending Balance	29,935	179,419	165,661	19,950	11,448	406,413

Individually evaluated for impairment	3,081	2,151	3,509	99	—	8,840
Collectively evaluated for impairment	26,854	177,268	162,152	19,851	11,448	397,573

	December 31, 2014
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2013	$2,710	$2,975	$4,418	$442	$99	$10,644
Charge-offs	(91)	(272)	(203)	(43)	(318)	(927)
Recoveries	80	15	509	18	229	851
Provision for (recovery of) loan losses	(1,296)	(1,514)	(1,066)	(107)	133	(3,850)

Ending Balance, December 31, 2014	$1,403	$1,204	$3,658	$310	$143	$6,718

Ending Balance:
Individually evaluated for impairment	245	173	1,456	33	—	1,907
Collectively evaluated for impairment	1,158	1,031	2,202	277	143	4,811

Loans:
Ending Balance	29,475	163,727	151,802	21,166	12,240	378,410

Individually evaluated for impairment	3,205	3,414	7,183	120	—	13,922
Collectively evaluated for impairment	26,270	160,313	144,619	21,046	12,240	364,488

Notes to Consolidated Financial Statements

(unaudited)

	September 30, 2014
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2013	$2,710	$2,975	$4,418	$442	$99	$10,644
Charge-offs	(91)	(259)	(203)	(43)	(251)	(847)
Recoveries	79	10	340	16	174	619
Provision for (recovery of) loan losses	(832)	185	(131)	(58)	136	(700)

Ending Balance, September 30, 2014	$1,866	$2,911	$4,424	$357	$158	$9,716

Ending Balance:
Individually evaluated for impairment	626	133	914	36	—	1,709
Collectively evaluated for impairment	1,240	2,778	3,510	321	158	8,007

Loans:
Ending Balance	29,862	155,298	154,769	22,943	11,818	374,690

Individually evaluated for impairment	3,382	3,436	9,899	126	—	16,843
Collectively evaluated for impairment	26,480	151,862	144,870	22,817	11,818	357,847

Impaired loans and the related allowance at September 30, 2015, December 31, 2014 and September 30, 2014, were as follows (in thousands):

	September 30, 2015
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$3,256	$2,416	$665	$3,081	$132	$3,127	$45
Secured by 1-4 family	2,222	2,129	22	2,151	22	2,687	88
Other real estate loans	3,961	2,000	1,509	3,509	596	5,563	49
Commercial and industrial	111	99	—	99	—	126	—
Consumer and other loans	—	—	—	—	—	—	—

Total	$9,550	$6,644	$2,196	$8,840	$750	$11,503	$182

Notes to Consolidated Financial Statements

(unaudited)

	December 31, 2014
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$3,299	$2,800	$405	$3,205	$245	$5,532	$40
Secured by 1-4 family	4,327	2,526	888	3,414	173	3,433	138
Other real estate loans	7,623	3,708	3,475	7,183	1,456	10,115	206
Commercial and industrial	127	5	115	120	33	159	1
Consumer and other loans	—	—	—	—	—	—	—

Total	$15,376	$9,039	$4,883	$13,922	$1,907	$19,239	$385

	September 30, 2014
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$3,588	$2,129	$1,253	$3,382	$626	$6,289	$34
Secured by 1-4 family	4,384	2,686	750	3,436	133	3,200	108
Other real estate loans	10,453	7,499	2,400	9,899	914	10,635	188
Commercial and industrial	131	8	118	126	36	171	1
Consumer and other loans	—	—	—	—	—	—	—

Total	$18,556	$12,322	$4,521	$16,843	$1,709	$20,295	$331

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table. The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on non-accrual loans.

As of September 30, 2015, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $1.4 million. At September 30, 2015, $321 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $1.9 million in TDRs at December 31, 2014, $790 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the three and nine month periods ended September 30, 2015 and the three month period ended September 30, 2014. There was one other real estate loan classified as a TDR during the nine month period ended September 30, 2014 because the loan term was extended at a below market rate of interest. The recorded investment for this loan prior to the modification totaled $283 thousand and the recorded investment after the modification totaled $344 thousand.

For the three and nine months ended September 30, 2015 and 2014, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral and charge-off of the loan during the twelve month period subsequent to the modification.

Notes to Consolidated Financial Statements

(unaudited)

Note 5. Other Real Estate Owned (OREO)

OREO is primarily comprised of residential lots, raw land, non-residential properties and residential properties, and are located primarily in the Commonwealth of Virginia. Changes in the balance for OREO are as follows (in thousands):

	For the nine months ended	For the year ended
	September 30,	December 31,
	2015	2014
Balance at the beginning of year, gross	$2,263	$4,695
Transfers in	1,384	139
Charge-offs	(375)	(1,302)
Sales proceeds	(354)	(1,502)
Gain on disposition	72	307
Deferred gain recognized	—	(73)
Depreciation	—	(1)

Balance at the end of period, gross	$2,990	$2,263
Less: valuation allowance	(230)	(375)

Balance at the end of period, net	$2,760	$1,888

At September 30, 2015, the carrying amount of residential real estate properties included in OREO was $239 thousand. There were no residential real estate properties included in OREO at December 31, 2014. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2015.

Changes in the valuation allowance are as follows (in thousands):

	For the nine months ended		For the year ended
	September 30, 2015	September 30, 2014	December 31, 2014
Balance at beginning of year	$375	$1,665	$1,665
Provision for losses	230	93	12
Charge-offs, net	(375)	(1,302)	(1,302)

Balance at end of period	$230	$456	$375

Net expenses applicable to OREO, other than the provision for losses, were $101 thousand and $79 thousand for the nine months ended September 30, 2015 and 2014, respectively and $81 thousand for the year ended December 31, 2014.

Note 6. Other Borrowings

The Bank had unused lines of credit totaling $125.8 million and $121.1 million available with non-affiliated banks at September 30, 2015 and December 31, 2014, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $80.8 million at September 30, 2015. The Bank had collateral pledged on the borrowing line at September 30, 2015, including real estate loans totaling $105.5 million and Federal Home Loan Bank stock of $466 thousand.

The Bank also had a letter of credit from the FHLB totaling $23.0 million at December 31, 2014, which was terminated by the Bank on September 1, 2015. The Bank had collateral pledged on the borrowing line and letter of credit at December 31, 2014, including real estate loans totaling $101.9 million and Federal Home Loan Bank stock of $470 thousand.

At September 30, 2015 and December 31, 2014, the Bank had a note payable totaling $7 and $26 thousand, respectively, secured by a deed of trust, for land purchased to construct a banking office, which requires monthly payments of $2 thousand and matures January 3, 2016. The fixed interest rate on this loan was 4.00%.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of September 30, 2015 and December 31, 2014, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2015, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank declared and paid cash dividends on common stock to the Company totaling $13.3 million during the third quarter of 2015. A comparison of the capital of the Bank at September 30, 2015 and December 31, 2014 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015:
Total Capital (to Risk-Weighted Assets)	$60,232	14.59%	$33,032	8.00%	$41,290	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$55,066	13.34%	$24,774	6.00%	$33,032	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$55,066	13.34%	$18,580	4.50%	$26,838	6.50%
Tier 1 Capital (to Average Assets)	$55,066	7.99%	$27,581	4.00%	$34,476	5.00%

December 31, 2014:
Total Capital (to Risk-Weighted Assets)	$71,941	19.14%	$30,077	8.00%	$37,596	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$67,217	17.88%	$15,038	4.00%	$22,557	6.00%
Tier 1 Capital (to Average Assets)	$67,217	12.90%	$20,841	4.00%	$26,051	5.00%

Note 8. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2015 and December 31, 2014 was 2.93% and 2.84%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

Notes to Consolidated Financial Statements

(unaudited)

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2015 and December 31, 2014 was 1.88% and 1.84%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the junior subordinated debt may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total junior subordinated debt. The portion of the junior subordinated debt not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2015 and December 31, 2014, the total amount of junior subordinated debt issued by the Trusts was included in the Company’s Tier 1 capital.

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

Components of the net periodic benefit cost of the plan for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Service cost	$111	$86	$334	$260
Interest cost	76	67	227	201
Expected return on plan assets	(79)	(78)	(236)	(236)
Amortization of net loss	22	—	65	—

Net periodic benefit cost	$130	$75	$390	$225

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

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands, except per share data):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
(Numerator):
Net income	$726	$1,247	$1,714	$3,935
Effective dividend and accretion on preferred stock	328	329	985	810

Net income available to common shareholders	$398	$918	$729	$3,125

(Denominator):
Weighted average shares outstanding – basic	4,911,604	4,902,716	4,909,470	4,901,931
Potentially dilutive common shares – restricted stock units	1,857	—	2,481	—

Weighted average shares outstanding – diluted	4,913,461	4,902,716	4,911,951	4,901,931

Income per common share
Basic	$0.08	$0.19	$0.15	$0.64
Diluted	$0.08	$0.19	$0.15	$0.64

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

The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands).

		Fair Value Measurements at September 30, 2015
Description	Balance as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale
U.S. agency and mortgage-backed securities	$92,863	$—	$92,863	$—
Obligations of states and political subdivisions	16,295	—	16,295	—
Corporate equity securities	8	8	—	—

	$109,166	$8	$109,158	$—

Notes to Consolidated Financial Statements

(unaudited)

		Fair Value Measurements at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale
U.S. agency and mortgage-backed securities	$67,029	$—	$67,029	$—
Obligations of states and political subdivisions	16,257	—	16,257	—
Corporate equity securities	6	6	—	—

	$83,292	$6	$83,286	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during nine months ended September 30, 2015 and the year ended December 31, 2014.

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at September 30, 2015
Description	Balance as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans, net	$1,446	$—	$—	$1,446
Other real estate owned, net	2,760	—	—	2,760

		Fair Value Measurements at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans, net	$2,976	$—	$—	$2,976
Other real estate owned, net	1,888	—	—	1,888

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)

Impaired loans, net	$1,446	Property appraisals	Selling cost	6-10% (8%)

Other real estate owned, net	$2,760	Property appraisals	Selling cost	7%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)

Impaired loans, net	$2,976	Property appraisals	Selling cost	10%

Other real estate owned, net	$1,888	Property appraisals	Selling cost	7%

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2015 and December 31, 2014, fair value of loan commitments and standby letters of credit was immaterial.

Notes to Consolidated Financial Statements

(unaudited)

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014 are as follows (in thousands):

	Fair Value Measurements at September 30, 2015 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$76,846	$76,846	$—	$—	$76,846
Securities available for sale	109,166	8	109,158	—	109,166
Securities held to maturity	54,276	—	54,303	—	54,303
Restricted securities	1,391	—	1,391	—	1,391
Loans held for sale	471	—	471	—	471
Loans, net	400,838	—	—	408,853	408,853
Bank owned life insurance	11,627	—	11,627	—	11,627
Accrued interest receivable	1,543	—	1,543	—	1,543

Financial Liabilities
Deposits	$613,907	$—	$467,688	$146,177	$613,865
Other borrowings	7	—	—	7	7
Junior subordinated debt	9,279	—	—	8,623	8,623
Accrued interest payable	116	—	116	—	116

	Fair Value Measurements at December 31, 2014 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$24,845	$24,845	$—	$—	$24,845
Securities	83,292	6	83,286	—	83,292
Restricted securities	1,366	—	1,366	—	1,366
Loans held for sale	328	—	328	—	328
Loans, net	371,692	—	—	378,930	378,930
Bank owned life insurance	11,357	—	11,357	—	11,357
Accrued interest receivable	1,261	—	1,261	—	1,261

Financial Liabilities
Deposits	$444,338	$—	$342,604	$101,606	$444,210
Federal funds purchased	52	—	52	—	52
Other borrowings	26	—	—	26	26
Junior subordinated debt	9,279	—	—	9,756	9,756
Accrued interest payable	135	—	135	—	135

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

Note 12. Preferred Stock

The Company had (i) 13,900 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a par value of $1.25 per share and liquidation preference of $1,000 per share (the Preferred Stock) and (ii) 695 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a par value of $1.25 per share and liquidation preference of $1,000 per share (the Warrant Preferred Stock). The Preferred Stock paid cumulative dividends at a rate of 5% per annum until May 14, 2014, and thereafter at a rate of 9% per annum. The Warrant Preferred Stock pays cumulative dividends at a rate of 9% per annum from the date of issuance. The discount on the Preferred Stock was fully amortized over a five year period through March 12, 2014, using the constant effective yield method.

On November 6, 2015, the Company redeemed all 13,900 outstanding shares of its Fixed Rate Perpetual Preferred Stock, Series A at par for $13.9 million and all 695 outstanding shares of its Fixed Rate Perpetual Preferred Stock, Series B at par for $695 thousand.

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

Stock Awards

Whenever the Company deems it appropriate to grant a stock award, the recipient receives a specified number of unrestricted shares of employer stock. Stock awards may be made by the Company at its discretion without cash consideration and may be granted as settlement of a performance-based compensation award.

During the third quarter of 2015, the Company granted and issued 960 shares of common stock to employees for their service during the recent branch acquisition. Compensation expense related to the awards totaled $8 thousand for the three and nine months ended September 30, 2015.

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

Notes to Consolidated Financial Statements

(unaudited)

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	September 30, 2015
	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2015	—	$—
Granted	12,546	9.00
Vested	(4,182)	9.00
Forfeited	—	—

Balance at September 30, 2015	8,364	$9.00

At September 30, 2015, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $51 thousand. This expense is expected to be recognized through 2017. Compensation expense related to restricted stock unit awards recognized for the nine months ended September 30, 2015 totaled $62 thousand. As of September 30, 2015, the Company does not expect the forfeiture of any unvested restricted stock units.

Note 14. Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss

Balance at December 31, 2013	$(1,129)	$(175)	$(1,304)
Unrealized holding gains (net of tax, $522)	1,016	—	1,016
Reclassification adjustment (net of tax, $24)	45	—	45

Change during period	1,061	—	1,061

Balance at September 30, 2014	$(68)	$(175)	$(243)

Balance at December 31, 2014	$(133)	$(1,421)	$(1,554)
Unrealized holding gains (net of tax, $176)	344	—	344
Reclassification adjustment (net of tax, $18)	34	—	34

Change during period	378	—	378

Balance at September 30, 2015	$245	$(1,421)	$(1,176)

The following tables present information related to reclassifications from accumulated other comprehensive loss for the three and nine month periods ended September 30, 2015 and 2014 (in thousands):

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	For the three months ended September 30,
	2015	2014
Securities available for sale:
Net securities losses reclassified into earnings	$—	$91	Net (losses) on sale of securities available for sale
Related income tax benefit	—	(31)	Income tax expense

Total reclassifications	$—	$60	Net of tax

Notes to Consolidated Financial Statements

(unaudited)

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	For the nine months ended September 30,
	2015	2014
Securities available for sale:
Net securities losses reclassified into earnings	$52	$69	Net (losses) on sale of securities available for sale
Related income tax benefit	(18)	(24)	Income tax expense

Total reclassifications	$34	$45	Net of tax

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

Notes to Consolidated Financial Statements

(unaudited)

Note 16. Subsequent Events

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) to which the Company issued a subordinated term note due 2025 in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note is intended to qualify as Tier 2 capital for regulatory capital purposes.

The Note has a maturity date of October 1, 2025. Subject to regulatory approval, the Company may prepay the Note, in part or in full, beginning on October 30, 2020. The Note will be an unsecured, subordinated obligation of the Company and will rank junior in right of payment to the Company’s senior indebtedness and to the Company’s obligations to its general creditors. The Note ranks equally with all other unsecured subordinated debt, except any which by its terms is expressly stated to be subordinated to the Note. The Note ranks senior to all current and future junior subordinated debt obligations, preferred stock and common stock of the Company.

The Note is not convertible into common stock or preferred stock. The Agreement contains customary events of default such as the bankruptcy of the Company and the non-payment of principal or interest when due. The holder of the Note may accelerate the repayment of the Note only in the event of bankruptcy or similar proceedings and not for any other event of default.

On November 6, 2015, the Company used the proceeds from the issuance of the Note, along with other funds, to redeem all 13,900 outstanding shares of its Fixed Rate Perpetual Preferred Stock, Series A at par for $13.9 million and all 695 outstanding shares of its Fixed Rate Perpetual Preferred Stock, Series B at par for $695 thousand.

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

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at September 30, 2015 and results of operations of the Company for the three and nine month periods ended September 30, 2015 and 2014 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2014. The results of operations for the three and nine month periods ended September 30, 2015 may not be indicative of the results to be achieved for the year.

Executive Overview

The Company

First National Corporation (the Company) is the bank holding company of:

•	First Bank (the Bank). The Bank owns:

•	First Bank Financial Services, Inc.

•	Shen-Valley Land Holdings, LLC

•	First National (VA) Statutory Trust II (Trust II)

•	First National (VA) Statutory Trust III (Trust III)

First Bank Financial Services, Inc. invests in entities that provide title insurance and investment services. Shen-Valley Land Holdings, LLC was formed to hold other real estate owned and future office sites. The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities and are not included in the Company’s consolidated financial statements.

Debt Issuance and Preferred Stock Redemption

During the third quarter of 2015, the Bank declared and paid cash dividends on common stock to the Company totaling $13.3 million. In addition, the Company entered into a Subordinated Loan Agreement on October 30, 2015 to which the Company issued a subordinated term note in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum with a maturity date of October 1, 2025. On November 6, 2015, the Company used the proceeds from the dividends and from the issuance of the Note to redeem all 13,900 outstanding shares of its Fixed Rate Perpetual Preferred Stock, Series A totaling $13.9 million, and all 695 shares of outstanding Fixed Rate Perpetual Preferred Stock, Series B totaling $695 thousand.

Acquisition of Branches

On April 17, 2015, the Bank expanded its branch network in the Shenandoah Valley and central Virginia regions through the acquisition of six bank branches from Bank of America, National Association located in Woodstock, Staunton, Elkton, Waynesboro, Farmville and Dillwyn, Virginia (the Acquisition). The Acquisition included the purchase of $4.5 million of premises and equipment and the assumption of $186.8 million of deposit liabilities. No loans were purchased in the transaction. Upon completion of the Acquisition, the Bank hired all 36 of the employees working at the six acquired branches. During second quarter of 2015, the Bank also hired a regional president and two market executives in the new markets. As a result of the transaction, the Bank increased the number of bank branch locations from 10 to 16, in addition to its existing loan production office in the city of Harrisonburg, Virginia, and its customer service center located in a retirement community in Winchester, Virginia.

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

The Bank launched a mortgage division during the second quarter of 2014. The mortgage division began originating residential mortgage loans to customers in the third quarter of 2014. The majority of loans originated in future periods through this division are expected to be sold to investors in the secondary market. The mortgage division offers mortgage services to customers throughout the Bank’s market area.

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

The Bank’s products and services are delivered through 16 branch offices, 1 customer service center, 1 loan production office, 31 ATMs, internet banking, mobile banking and remote deposit capture. The branch offices are comprised of 14 full service retail banking offices and two drive-thru express banking offices. Full service retail banking offices offer all of the Bank’s financial services at one location, which allows loan, deposit, and wealth management personnel to be available to serve customers throughout the Bank’s market area. The location and general character of the properties owned prior to the Acquisition is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2014.

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

Primary expense categories are salaries and employee benefits, which comprised 54% of noninterest expenses at September 30, 2015, followed by occupancy and equipment expense, which comprised 11% of noninterest expenses. The provision for loan losses is also typically a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for or recovery of loan losses.

Quarterly Performance

For the three months ended September 30, 2015, net income totaled $726 thousand compared to $1.2 million for the same period in 2014. After the effective dividend on preferred stock, net income available to common shareholders was $398 thousand, or $0.08 per basic and diluted share, compared to $918 thousand, or $0.19 per basic and diluted share, for the same period in 2014. Return on average assets and return on average equity were 0.42% and 4.80%, respectively, for the third quarter of 2015 compared to 0.95% and 8.64% for the same quarter in 2014. When comparing the periods, the decrease in net income was primarily a result of the increase in noninterest expenses that exceeded the increases in net interest income and noninterest income. The increase in net interest income, noninterest income and noninterest expenses were primarily attributable to the Acquisition and expansion into new markets.

Net interest income increased 14%, or $675 thousand to $5.4 million for the quarter ended September 30, 2015, compared to $4.8 million for the third quarter of 2014. The net interest margin was 3.40% for the third quarter of 2015 compared to 3.92% for the same period in 2014. The net interest margin decreased primarily from the change in the earning asset mix, which resulted from the Acquisition. Although the net interest margin was lower, net interest income increased primarily from higher balances of earning assets, including loans and securities. Net interest income also increased due to a reduction in interest expense that was driven by a lower cost to fund earning assets.

Noninterest income increased $590 thousand, or 36%, to $2.2 million for the third quarter, compared to $1.7 million for the same period one year ago. The increase in noninterest income was primarily attributable to increased revenue from service charges on deposit accounts and ATM and check card fees resulting from an increase in the number of transaction-based deposit accounts assumed in the Acquisition.

Noninterest expense increased $1.9 million, or 41%, to $6.7 million for the quarter compared to $4.8 million for the same period in 2014. The increase in expenses was primarily attributable to higher salaries and employee benefit costs and increased operating costs that resulted from the recent Acquisition and expansion into new markets. The expansion included hiring seasoned commercial bankers in the second quarter of 2015. The new employees hired and the acquisition and operation of six additional banking offices primarily impacted salaries and employee benefits, occupancy, equipment, and core deposit intangible amortization expense.

The Bank did not record a provision for or recovery of loan losses during the third quarter, compared to a recovery of loan losses of $100 thousand for the same quarter in 2014. The increase in the general reserve component of the allowance for loan losses was offset by the decrease in the specific reserve component during the quarter.

Year-to-Date Performance

Net income totaled $1.7 million for the nine months ended September 30, 2015 compared to $3.9 million for the same period in 2014. After the effective dividend on preferred stock, net income available to common shareholders was $729 thousand, or $0.15 per basic and diluted share, compared to $3.1 million, or $0.64 per basic and diluted share, for the same period in 2014. Return on average assets and return on average equity were 0.37% and 3.82%, respectively, for the nine months ended September 30, 2015 compared to 1.00% and 9.41% for the same period in 2014.

For the nine months ended September 30, 2015, net interest income increased 9%, or $1.3 million, compared to the same period of 2014. The increase was primarily attributable to higher loan and securities balances. The net interest margin was 3.52% for the nine months ended September 30, 2015 compared to 3.82% for the same period in 2014. The lower net interest margin resulted primarily from the significant increase in interest-bearing deposits in banks and securities from cash received in the Acquisition. The Bank recorded a recovery of loan losses of $100 thousand, compared to a recovery of loan losses of $700 thousand for the same period one year ago. Noninterest income increased $1.1 million, or 23%, to $6.1 million compared to $5.0 million when comparing the two periods. Noninterest expense increased $5.1 million, or 37%, to $19.0 million compared to $13.9 million for the same period in 2014. The increases in noninterest income and noninterest expenses were primarily attributable to the Acquisition.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding OREO income/(expense) and losses on disposal of premises and equipment, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding securities losses and bargain purchase gain. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Noninterest expense	$6,701	$4,753	$19,043	$13,914
Add/(Subtract): other real estate owned income/(expense), net	(144)	23	(260)	62
Subtract: losses on disposal of premises and equipment, net	—	—	—	(2)

	$6,557	$4,776	$18,783	$13,974

Tax-equivalent net interest income	$5,512	$4,822	$15,338	$14,041
Noninterest income	2,244	1,654	6,144	4,995
Add: securities losses, net	—	91	52	69
Subtract: bargain purchase gain	—	—	(201)	—

	$7,756	$6,567	$21,333	$19,105

Efficiency ratio	84.55%	72.74%	88.05%	73.15%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

GAAP measures:
Interest income - loans	$4,854	$4,536	$14,082	$13,154
Interest income - investments and other	910	645	2,062	2,031
Interest expense - deposits	(282)	(343)	(848)	(1,115)
Interest expense - other borrowings	—	(30)	(3)	(89)
Interest expense - junior subordinated debt	(56)	(55)	(165)	(163)
Interest expense - other	—	(2)	(2)	(2)

Total net interest income	$5,426	$4,751	$15,126	$13,816

Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$26	$27	$79	$83
Tax benefit realized on non-taxable interest income - municipal securities	60	44	133	142

Total tax benefit realized on non-taxable interest income	$86	$71	$212	$225

Total tax-equivalent net interest income	$5,512	$4,822	$15,338	$14,041

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At September 30, 2015, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $80.1 million.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings and junior subordinated debt. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for loan losses, noninterest income, noninterest expense and income tax expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts; revenue from wealth management services; ATM and check card income; revenue from other customer services; income from bank owned life insurance; gains on sales of loans; general and administrative expenses and other real estate owned expenses.

Net Interest Income

Net interest income totaled $5.4 million for the third quarter of 2015, which was a 14% increase when compared to $4.8 million for the same period in 2014. The net interest margin decreased to 3.40% from 3.92% and average earning assets were $154.7 million higher when comparing the periods. The impact of the higher interest-earning assets was partially offset by the impact of the lower net interest margin on net interest income. Interest-earning asset yields decreased 66 basis points while the cost of funds, including noninterest-bearing deposits, decreased 16 basis points, which resulted in a lower net interest margin for the third quarter of 2015 compared to the same quarter in 2014. The decrease in the interest-earning asset yield was primarily attributable to a significant change in the earning asset mix that occurred from the receipt of cash in the Acquisition, which resulted in higher amounts of interest-bearing deposits in banks and securities when comparing the periods. Average interest-bearing deposits with other institutions increased $76.2 million and average total securities increased $53.0 million, compared to the same period in 2014. The decrease in the cost of funds was also primarily attributable to the Acquisition. Lower yields from deposits assumed in the Acquisition decreased the total cost of funds in the third quarter of 2015.

For the nine months ended September 30, 2015, net interest income totaled $15.1 million, which was a 9% increase when compared to the same period a year ago. The net interest margin decreased to 3.52% from 3.82% and average earning assets were $91.8 million higher when comparing the periods. Interest-earning asset yields decreased 44 basis points while the cost of funds decreased 15 basis points. For the nine month period, interest-earning asset yields decreased due to the changes in the earning asset mix, and the cost of funds decreased from lower yields on deposits. Both of these decreases were primarily attributable to the Acquisition.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
	For the three months ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$141,049	$713	2.01%	$95,373	$536	2.23%
Tax-exempt (1)	19,523	176	3.58%	11,945	130	4.32%
Restricted	1,391	20	5.58%	1,636	20	4.75%

Total securities	$161,963	$909	2.23%	$108,954	$686	2.50%
Loans: (2)
Taxable	$390,082	$4,802	4.88%	$364,769	$4,486	4.88%
Tax-exempt (1)	7,103	78	4.33%	6,960	77	4.35%

Total loans	$397,185	$4,880	4.87%	$371,729	$4,563	4.87%
Interest-bearing deposits with other institutions	83,086	61	0.29%	6,858	3	0.21%

Total earning assets	$642,234	$5,850	3.61%	$487,541	$5,252	4.27%
Less: allowance for loan losses	(6,072)			(10,001)
Total non-earning assets	54,959			44,082

Total assets	$691,121			$521,622

Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$147,842	$52	0.14%	$108,908	$41	0.15%
Regular savings	117,923	24	0.08%	101,533	22	0.09%
Money market accounts	55,325	18	0.13%	18,760	5	0.10%
Time deposits:
$100,000 and over	51,871	115	0.88%	47,304	142	1.19%
Under $100,000	96,466	72	0.30%	61,057	126	0.81%
Brokered	600	1	0.45%	4,977	7	0.55%

Total interest-bearing deposits	$470,027	$282	0.24%	$342,539	$343	0.40%
Federal funds purchased	3	—	—	1,059	2	0.90%
Junior subordinated debt	9,279	56	2.40%	9,279	55	2.35%
Other borrowings	10	—	—	6,036	30	1.95%

Total interest-bearing liabilities	$479,319	$338	0.28%	$358,913	$430	0.47%
Non-interest bearing liabilities
Demand deposits	147,121			103,352
Other liabilities	4,638			2,140

Total liabilities	$631,078			$464,405
Shareholders’ equity	60,043			57,217

Total liabilities and Shareholders’ equity	$691,121			$521,622

Net interest income		$5,512			$4,822

Interest rate spread			3.33%			3.80%
Cost of funds			0.21%			0.37%
Interest expense as a percent of average earning assets			0.21%			0.35%
Net interest margin			3.40%			3.92%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $86 thousand and $71 thousand for the three months ended September 30, 2015 and 2014, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
	For the nine months ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$107,868	$1,611	2.00%	$96,497	$1,660	2.30%
Tax-exempt (1)	13,915	391	3.75%	12,096	418	4.62%
Restricted	1,450	59	5.43%	1,686	62	4.89%

Total securities	$123,233	$2,061	2.24%	$110,279	$2,140	2.59%
Loans: (2)
Taxable	$385,120	$13,929	4.84%	$354,712	$12,994	4.90%
Tax-exempt (1)	7,154	232	4.34%	7,315	243	4.44%

Total loans	$392,274	$14,161	4.83%	$362,027	$13,237	4.89%
Federal funds sold	1	—	—	—	—	—
Interest-bearing deposits with other institutions	67,725	134	0.27%	19,137	33	0.23%

Total earning assets	$583,233	$16,356	3.75%	$491,443	$15,410	4.19%
Less: allowance for loan losses	(6,508)			(10,376)
Total non-earning assets	50,184			44,981

Total assets	$626,909			$526,048

Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$132,523	$138	0.14%	$114,144	$131	0.15%
Regular savings	112,549	70	0.08%	101,777	66	0.09%
Money market accounts	42,279	42	0.13%	19,190	16	0.11%
Time deposits:
$100,000 and over	49,405	356	0.96%	48,514	456	1.26%
Under $100,000	79,893	239	0.40%	64,178	423	0.88%
Brokered	824	3	0.52%	4,914	23	0.62%

Total interest-bearing deposits	$417,473	$848	0.27%	$352,717	$1,115	0.42%
Federal funds purchased	280	2	0.72%	358	2	0.90%
Junior subordinated debt	9,279	165	2.39%	9,279	163	2.35%
Other borrowings	1,618	3	0.28%	6,043	89	1.96%

Total interest-bearing liabilities	$428,650	$1,018	0.32%	$368,397	$1,369	0.50%
Non-interest bearing liabilities
Demand deposits	133,302			99,326
Other liabilities	4,916			2,444

Total liabilities	$566,868			$470,167
Shareholders’ equity	60,041			55,881

Total liabilities and Shareholders’ equity	$626,909			$526,048

Net interest income		$15,338			$14,041

Interest rate spread			3.43%			3.69%
Cost of funds			0.24%			0.39%
Interest expense as a percent of average earning assets			0.23%			0.37%
Net interest margin			3.52%			3.82%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $212 thousand and $225 thousand for the nine months ended September 30, 2015 and 2014, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

Provision for Loan Losses

The Bank did not record a provision for or recovery of loan losses during the third quarter, which resulted in a total allowance for loan losses of $5.6 million, or 1.37% of total loans, at September 30, 2015. This compared to a recovery of loan losses of $100 thousand and an allowance for loan losses of $9.7 million, or 2.59% of total loans, at the end of the same quarter in 2014. The Bank did not record a provision for loan losses during the quarter as an increase in the general reserve component of the allowance for loan losses was offset by a decrease in the specific reserve component. The general reserve increased as a result of $14.7 million of loan growth during the quarter, while the specific reserve decreased primarily from principal payments received and increases in collateral values on impaired loans based on updated appraisals. Net charge-offs totaled $554 thousand for the third quarter of 2015 compared to $190 thousand of net charge-offs for the same period in 2014.

For the nine months ended September 30, 2015, recovery of loan losses totaled $100 thousand, compared to recovery of loan losses of $700 thousand for the same period in 2014. The recovery of loan losses during 2015 was attributable to decreases in both the general and specific reserve components of the allowance for loan losses. The decrease in the general component of the allowance for loan loss resulted from improving value trends on residential real estate properties and improved asset quality, as evidenced by lower substandard and past due loan amounts in multiple loan categories during the year. The recovery of loan losses in 2014 was primarily the result of a decrease in the general component of the allowance for loan losses from lower historical losses, partially offset by increases in specific reserves when compared to December 31, 2013. Net charge-offs totaled $1.0 million for the nine months ended September 30, 2015 compared to $228 thousand for the same period in 2014.

Noninterest Income

Noninterest income increased $590 thousand, or 36%, to $2.2 million for the third quarter compared to $1.7 million for the same period one year ago. Revenue from service charges on deposit accounts increased by $242 thousand, or 37%, ATM and check card fees increased by $162 thousand, or 44%, fees for other customer services increased by $78 thousand, or 83%, net gains on sale of loans increased by $53 thousand, and net losses on sale of securities decreased by $91 thousand. The increases in revenue from service charges on deposit accounts and ATM and check card fees were driven by the increase in the number of transaction-based deposit accounts following the Acquisition. The increases in fees for other customer services and net gains on sale of loans resulted from increased volume of loan originations from the Bank’s mortgage division. The mortgage division, which began operations in the second quarter of 2014, did not originate loans until the end of the third quarter of 2014 and did not begin generating gains on sale of loans until the fourth quarter of 2014.

For the nine months ended September 30, 2015, noninterest income increased $1.1 million, or 23%, to $6.1 million compared to $5.0 million for the same period one year ago. Revenue from service charges on deposit accounts increased by $268 thousand, or 14%, ATM and check card fees increased by $308 thousand, or 29%, fees for other customer services increased by $156 thousand, or 51%, net gains on sale of loans increased by $158 thousand, and other operating income increased by $209 thousand. Other operating income increased primarily from a $201 thousand gain recorded from the Acquisition.

Noninterest Expense

Noninterest expense increased $1.9 million, or 41%, to $6.7 million for the quarter compared to $4.8 million for the same quarter of 2014. The increase in noninterest expense was primarily due to a $969 thousand, or 36%, increase in expenses related to salaries and employee benefits, a $93 thousand, or 31%, increase in occupancy expense, a $101 thousand, or 34%, increase in equipment expense, a $222 thousand increase in amortization expense, and a $167 thousand increase in other real estate owned expense, when comparing the periods. Salaries and employee benefits increased primarily from the addition of six banking offices in the Acquisition, the increased staffing needed to accommodate the larger organization following the Acquisition, and the addition of a regional president and two market executives in the Bank’s new southern region. Occupancy and equipment expenses were also impacted by the increased number of bank offices following the Acquisition. Amortization expense increased due to the amortization of the core deposit intangible that resulted from the assumed deposit liabilities in the Acquisition. Increases in expenses related to other real estate owned resulted primarily from decreased gains on the sale of OREO property and higher write-downs in the carrying value of OREO property, when comparing the periods.

For the nine months ended September 30, 2015, noninterest expense increased $5.1 million, or 37%, to $19.0 million compared to $13.9 million for the same period in the prior year. The increase in noninterest expense was primarily due to a $2.6 million, or 34%, increase in expenses related to salaries and employee benefits, a $156 thousand, or 17%, increase in occupancy expense, a $205 thousand, or 23%, increase in equipment expense, a $432 thousand increase in stationery and supplies expense, a $187 thousand, or 27%, increase in legal and professional fees, a $165 thousand, or 44%, increase in data processing expense, a $132 thousand increase in postage expense, a $414 thousand increase in amortization expense, and a $322 thousand increase in other real estate owned expense, when comparing the periods. These increases were partially offset by a $119 thousand, or 31%, decrease in FDIC assessment expenses.

Included in the increases in stationery and supplies expense, legal and professional fees, data processing expense, and postage expense in the paragraph above, were integration expenses related to the Acquisition of $325 thousand, $258 thousand, $134 thousand, and $70 thousand, respectively. Total integration expenses related to the Acquisition totaled $897 thousand for the nine months ended September 30, 2015.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and nine month periods ended September 30, 2015 and 2014. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 10 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Financial Condition

General

Assets totaled $688.9 million at September 30, 2015 compared to $518.2 million at December 31, 2014. The increase in assets during the period was a result of the Acquisition. Assets under management of the wealth management division of the Bank decreased by $9.4 million, or 3%, to $303.9 million at September 30, 2015 compared to $313.3 million at December 31, 2014. Assets managed by the wealth management division are not reflected on the Company’s consolidated balance sheet.

Loans

Loans, net of the allowance for loan losses, increased $29.1 million or 8% to $400.8 million at September 30, 2015, compared to $371.7 million at December 31, 2014. Growth of the loan portfolio was led by residential real estate loans with balances that increased $15.7 million during the first nine months of 2015, followed by other real estate loans with balances that increased by $13.9 million.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $8.8 million and $13.9 million at September 30, 2015 and December 31, 2014, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $1.4 million and $1.9 million in loans classified as TDRs as of September 30, 2015 and December 31, 2014, respectively.

Asset Quality

Management classifies non-performing assets as non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank had $2.8 million and $1.9 million in OREO, net of the valuation allowance, at September 30, 2015 and December 31, 2014, respectively. The valuation allowance for other real estate owned totaled $230 thousand and $375 thousand at September 30, 2015 and December 31, 2014, respectively.

Non-performing assets were $7.7 million at September 30, 2015 and $9.9 million at December 31, 2014, representing 1.12% and 1.91% of total assets, respectively. Non-performing assets included $4.9 million in non-accrual loans and $2.8 million in OREO, net of the valuation allowance at September 30, 2015. This compares to $8.0 million in non-accrual loans and $1.9 million in OREO, net of the valuation allowance at December 31, 2014.

The levels of non-performing assets at September 30, 2015 and December 31, 2014 were primarily attributable to business customers involved in commercial real estate and construction and land development that have not been able to meet their debt requirements because they have not fully recovered from the recent recession. At September 30, 2015, 46% of non-performing assets related to commercial real estate loans, 46% related to construction and land development loans, 7% related to residential real estate loans, and 1% related to commercial and industrial loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risk characteristics, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $10.5 million and $15.8 million at September 30, 2015 and December 31, 2014, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing increased to $147 thousand at September 30, 2015, which was primarily comprised of one loan expected to pay all principal and interest amounts contractually due to the Bank. There were no loans greater than 90 days past due and still accruing at December 31, 2014.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $5.6 million at September 30, 2015 and $6.7 million at December 31, 2014, representing 1.37% and 1.77% of total loans, respectively. The decrease in the allowance was attributable to decreases in both the general and specific allocations of the allowance for loan losses. The decrease in the general allocation was primarily attributable to an upgrade in the qualitative adjustment factors resulting from improved value trends on residential real estate properties and improvements experienced in asset quality, as evidenced by lower substandard and past due loan amounts in multiple loan categories, during 2015. The decrease in the specific allocation was primarily due to the pay-down and improved collateral positions of impaired loans included in the specific allocation. Recoveries of loan losses of $150 thousand, $368 thousand, and $68 thousand were experienced in the Construction and Land Development, 1-4 Family Residential, and Commercial and Industrial loan classes, respectively, during the nine month period ended September 30, 2015. The recovery of loan losses in the Construction and Land Development loan class was primarily attributable to decreases in the specific allocation from improved collateral positions of impaired loans. The recoveries of loan losses in the 1-4 Family Residential and Commercial and Industrial loan classes were attributable to decreases in both the general and specific allocations of the allowance for loan losses. The decreases in the general allocations were primarily attributable to upgrades in the qualitative adjustment factors and the decreases in the specific allocations resulted from the pay-down and improved collateral positions of impaired loans included in the specific allocations.

Impaired loans totaled $8.8 million and $13.9 million at September 30, 2015 and December 31, 2014, respectively. The related allowance for loan losses provided for these loans totaled $750 thousand and $1.9 million at September 30, 2015 and December 31, 2014, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2015 and the year ended December 31, 2014 was $11.5 million and $19.2 million, respectively. Included in the impaired loans total at September 30, 2015 are loans classified as TDRs totaling $1.4 million. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of September 30, 2015, $321 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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

Securities

The securities portfolio plays a primary role in the management of the Company’s interest rate sensitivity and serves as a source of liquidity. The portfolio is used as needed to meet collateral requirements, such as those related to secure public deposits and balances with the Reserve Bank. The investment portfolio consists of held to maturity and available for sale securities. Securities are classified as available for sale or held to maturity based on the Company’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold the investment securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities which the Company may not hold to maturity are classified as investment securities available for sale, as management has the intent and ability to hold such investment securities for an indefinite period of time, but not necessarily to maturity. Securities available for sale may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors and are carried at estimated fair value.

Total securities were $163.4 million at September 30, 2015, an increase of $80.1 million or 96% from $83.3 million at December 31, 2014. The increase in the investment portfolio during the first nine months of 2015 was the result of investing excess liquidity that resulted from increases in total deposits from the Acquisition. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of September 30, 2015, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $883 thousand and $704 thousand at September 30, 2015 and December 31, 2014, respectively. Gross unrealized losses in the available for sale portfolio totaled $513 thousand and $906 thousand at September 30, 2015 and December 31, 2014, respectively. Gross unrealized gains and gross unrealized losses in the held to maturity portfolio totaled $192 thousand and $165 thousand at September 30, 2015, respectively. Neither the Company nor the Bank designated any securities as held to maturity at December 31, 2014; therefore, there were no gross unrealized gains or losses in the held to maturity portfolio at December 31, 2014. Investments in an unrealized loss position were considered temporarily impaired at September 30, 2015 and December 31, 2014. The change in the unrealized gains and losses of investment securities from December 31, 2014 to September 30, 2015 was related to changes in market interest rates.

Deposits

Deposits totaled $613.9 million at September 30, 2015, an increase of $169.6 million or 38% from $444.3 million at December 31, 2014. Non-interest bearing demand deposits increased $44.2 million or 42% to $149.2 million during the first nine months of 2015 from $105.0 million at December 31, 2014. Savings and interest-bearing demand deposits increased $80.9 million or 34% to $318.5 million at September 30, 2015 compared to $237.6 million at December 31, 2014. Time deposits, which include brokered deposits, increased $44.5 million or 44% during the first nine months of 2015 to $146.2 million compared to $101.7 million at December 31, 2014. The increases in all deposit categories during the first nine months of 2015 resulted from the Acquisition.

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

At September 30, 2015, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $148.4 million. At September 30, 2015, 18% or $71.1 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $125.8 million at September 30, 2015, which included $80.8 million available from Federal Home Loan Bank of Atlanta (FHLB), $42.0 million of unsecured federal funds lines of credit with other correspondent banks and $3.0 million available through the Federal Reserve Discount Window.

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

The following table shows the Bank’s regulatory capital ratios at September 30, 2015:

First Bank
Total capital to risk-weighted assets	14.59%
Tier 1 capital to risk-weighted assets	13.34%
Common equity Tier 1 capital to risk-weighted assets	13.34%
Tier 1 capital to average assets	7.99%

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

The Company’s Preferred Stock included Series A Preferred Stock which paid a dividend of 5% per annum until May 14, 2014 and 9% thereafter, and Series B Preferred Stock which pays a dividend of 9% per annum. The Company was current on its dividend payments on each series of preferred stock.

During the third quarter of 2015, the Bank declared and paid cash dividends on common stock to the Company totaling $13.3 million. In addition, the Company entered into a Subordinated Loan Agreement on October 30, 2015 to which the Company issued a subordinated term note in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note is intended to qualify as Tier 2 capital for regulatory capital purposes. The Note has a maturity date of October 1, 2025. On November 6, 2015, the Company used the proceeds from the dividends and from the issuance of the Note to redeem all 13,900 outstanding shares of its Fixed Rate Perpetual Preferred Stock, Series A totaling $13.9 million, and all 695 shares of outstanding Fixed Rate Perpetual Preferred Stock, Series B totaling $695 thousand.

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

Commitments to extend credit, which amounted to $62.3 million at September 30, 2015, and $60.0 million at December 31, 2014, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At September 30, 2015 and December 31, 2014, the Bank had $8.8 million and $9.8 million in outstanding standby letters of credit, respectively.

At September 30, 2015, the Bank had $9.0 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A.	Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION

(Registrant)

/s/ Scott C. Harvard	November 16, 2015
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	November 16, 2015
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.