Form 10-K
period 2015-12-31
FIRST NATIONAL CORP /VA/
filed 2016-03-30
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2015 was $40,630,238.

The number of outstanding shares of common stock as of March 30, 2016 was 4,924,539.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2016 Annual Meeting of Shareholders – Part III

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

Products and Services

The Bank provides loan, deposit, wealth management and other products and services in the Shenandoah Valley and central regions of Virginia. Loan products and services include personal loans, residential mortgages, home equity loans and commercial loans. Deposit products and services include checking, savings, money market accounts, individual retirement accounts, certificates of deposit and cash management accounts.

The Bank’s wealth management department offers estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. The Bank launched a mortgage department during the second quarter of 2014. The mortgage department began originating residential mortgage loans to customers in the third quarter of 2014. Loans originated through this department may be sold to investors in the secondary market or held in the Bank’s loan portfolio. Mortgage services are offered to customers throughout the Bank’s market area.

The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66 and Interstate 64 corridors in the Shenandoah Valley and central regions of Virginia. Within this market area, there are various types of industry including medical and professional services, manufacturing, retail, government contracting and higher education. Customers include individuals, small and medium-sized businesses, local governmental entities and non-profit organizations.

The Bank’s products and services are delivered through its mobile banking platform, its website, www.fbvirginia.com, a network of ATMs located throughout its market area, two loan production offices, a customer service center in a retirement village, and 15 bank branch office locations located throughout the Shenandoah Valley and central regions of Virginia. The branch offices are comprised of 13 full service retail banking offices and two drive-thru express banking offices. For the location and general character of each of these offices, see Item 2 of this Form 10-K.

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

The Company believes its competitive advantages include long-term customer relationships, local management and directors, a commitment to excellent customer service, dedicated and loyal employees, and the support of and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-sized businesses and local governmental entities within its communities. The Company’s primary operating subsidiary, First Bank, generally has a strong deposit market share of the markets it serves. According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2015, the Bank was ranked third overall in its market area with 11.45% of the total deposit market.

No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.

Employees

At December 31, 2015, the Bank employed a total of 187 full-time equivalent employees. The Company considers relations with its employees to be excellent.

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

Regulatory Reform – The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), enacted in 2010, implemented and continues to implement significant changes to the regulation of the financial services industry, including provisions that, among other things:

•	Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the CFPB), with broad rulemaking, supervisory and enforcement authority with respect to a wide range of consumer protection laws that apply to providers of consumer financial products and services. Smaller financial institutions, including the Bank, continue to be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies.

•	Require the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction.

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.

•	Implement corporate governance revisions, including advisory votes on executive compensation by stockholders.

•	Established extensive requirements applicable to mortgage lending, including detailed requirements concerning mortgage originator compensation and underwriting, high-cost mortgages, servicing, appraisals, counseling and other matters.

•	Make permanent the $250,000 limit for federal deposit insurance.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

The Dodd-Frank Act amends the Bank Holding Company Act of 1956, as amended (the BHCA) to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Federal Reserve Board issued final rules implementing the Volcker Rule on December 10, 2013. The Volcker Rule became effective on July 21, 2012 and the final rules were effective April 1, 2014, but the Federal Reserve Board issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2017. We do not currently anticipate that the Volcker Rule will have a material effect on the operations of the holding company or the Bank, as we generally do not engage in activities or hold investments impacted by the Volcker Rule.

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

The Company

General. As a bank holding company registered under the BHCA, the Company is subject to supervision, regulation, and examination by the Federal Reserve. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation, and examination by the Virginia State Corporation Commission (the SCC).

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

Banking Acquisitions; Changes in Control. The BHCA requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s performance under the Community Reinvestment Act of 1977 (the CRA).

Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company’s acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 (the Exchange Act) or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. The Company’s common stock is registered under Section 12 of the Exchange Act.

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

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Federal Deposit Insurance Corporation (the FDIC) insurance fund in the event of a depository institution default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

Under the Federal Deposit Insurance Act (the FDIA), the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

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

The Company’s subordinated debt is in a superior ownership position compared to its common stock and all current and future junior subordinated debt obligations. Following the occurrence of any event of default on its subordinated debt, the Company may not make any payments on its junior subordinated debt; declare or pay any dividends on its common stock; redeem or otherwise acquire any of its common stock; or make any other distributions with respect to its common stock or set aside any monies or properties for such purposes. The Company is current in its interest payments on subordinated debt.

Our ability to pay dividends on common stock is also limited by contractual restrictions under our junior subordinated debt. Interest must be paid on the junior subordinated debt before dividends may be paid to common shareholders. The Company is current in its interest payments on junior subordinated debt; however, it has the right to defer distributions on its junior subordinated debt, during which time no dividends may be paid on its common stock. If the Company does not have sufficient earnings in the future and begins to defer distributions on the junior subordinated debt, it will be unable to pay dividends on its common stock until it becomes current on those distributions.

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

In July 2013, the U.S. banking regulators adopted a final rule which implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, and certain changes required by the Dodd-Frank Act. The final rule established an integrated regulatory capital framework and introduces the “Standardized Approach” for risk-weighted assets, which replaced the Basel I risk-based guidance for determining risk-weighted assets as of January 1, 2015, the date the Bank became subject to the new rules. Based on the Bank’s current capital composition and levels, the Bank believes it is in compliance with the requirements as set forth in the final rules.

The rules included new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank under the final rules were as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6% (increased from 4%); a total capital ratio of 8% (unchanged from previous rules); and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The following table shows the Bank’s regulatory capital ratios at December 31, 2015:

First Bank
Total capital to risk-weighted assets	13.86%
Tier 1 capital to risk-weighted assets	12.62%
Common equity Tier 1 capital to risk-weighted assets	12.62%
Tier 1 capital to average assets	8.12%

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

Deposit Insurance. Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (the DIF) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

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

Prompt Corrective Action. Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank meets the definition of being “well capitalized” as of December 31, 2015.

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

Incentive Compensation. In June 2010, the federal banking agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of a financial institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by good corporate governance, including active and effective oversight by the financial institution’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2015, the Company had not been made aware of any instances of non-compliance with the guidance.

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

The community banking industry is directly affected by national, regional, and local economic conditions. The economies in the Company’s market areas continued to show improvement during 2015. Management allocates significant resources to mitigate and respond to risks associated with the current economic conditions, however, such conditions cannot be predicted or controlled. Therefore, such conditions, including a reduction in federal government spending, a flatter yield curve, and extended low interest rates, could adversely affect the credit quality of the Company’s loans, and/or the Company’s results of operations and financial condition. The Company’s financial performance is dependent on the business environment in the markets where the Company operates, in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers. In addition, the Company holds securities which can be significantly affected by various factors including credit ratings assigned by third parties. An adverse credit rating in securities held by the Company could result in a reduction of the fair value of its securities portfolio and have an adverse impact on its financial condition. While general economic conditions in Virginia and the U.S. continued to improve in 2015, there can be no assurance that this improvement will continue.

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

The carrying value of intangible assets, such as goodwill and core deposit intangibles, may be adversely affected.

When a Company completes an acquisition, intangibles, such as goodwill and core deposit intangibles, are recorded on the date of acquisition as an asset. Current accounting guidance requires an evaluation for impairment, and the Company would perform such impairment analysis at least annually. A significant adverse change in expected future cash flows, sustained adverse change in the Company’s common stock, or a decline in core deposit balances could require the asset to become impaired. If impaired, the Company would incur a charge to earnings that could have a significant impact on the results of operations.

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

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, the Company may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information, which the Company does not independently verify. The Company also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, the Company may assume that a customer’s audited financial statements conform to U.S. generally accepted accounting principles (GAAP) and present fairly, in all material respects, the financial condition, results of operations, and cash flows of the customer. The Company’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or are materially misleading.

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

The Company’s risk-management framework may not be effective in mitigating risk and loss.

The Company maintains an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that it faces. These risks include: interest-rate, credit, liquidity, operations, reputation, compliance, and litigation. While the Company assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate all risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company’s risk-management program, or if its controls break down, the Company’s results of operations and financial condition may be adversely affected.

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

Negative perception of the Company through social media may adversely affect the Company’s reputation and business.

The Company’s reputation is critical to the success of its business. The Company believes that its brand image has been well received by customers, reflecting the fact that the brand image, like the Company’s business, is based in part on trust and confidence. The Company’s reputation and brand image could be negatively affected by rapid and widespread distribution of publicity through social media channels. The Company’s reputation could also be affected by the Company’s association with clients affected negatively through social media distribution, or other third parties, or by circumstances outside of the Company’s control. Negative publicity, whether true or untrue, could affect the Company’s ability to attract or retain customers, or cause the Company to incur additional liabilities or costs, or result in additional regulatory scrutiny.

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

The Company continually encounters technological change which could affect its ability to remain competitive.

The financial services industry is continually undergoing change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company continues to invest in technology and connectivity to automate functions previously performed manually, to facilitate the ability of customers to engage in financial transactions, and otherwise to enhance the customer experience with respect to its products and services. The Company’s continued success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that satisfy customer demands and create efficiencies in its operations. A failure to maintain or enhance a competitive position with respect to technology, whether because of a failure to anticipate customer expectations or because the Company’s technological developments fail to perform as desired or are not rolled out in a timely manner, may cause the Company to lose market share or incur additional expense.

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

The Company and the Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banks and bank holding companies that are based on the Basel III regulatory capital reforms. These stricter capital requirements will be phased-in over a four-year period, which began on January 1, 2015, until they are fully-implemented on January 1, 2019. The application of these more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital and adversely affect future growth opportunities. In addition, if the Company and the Bank fail to meet these minimum capital guidelines and/or other regulatory requirements, the Company’s financial condition could be materially and adversely affected.

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

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (the FASB), the United States Securities Exchange Commission (the SEC), and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs.

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

The Company’s subordinated debt and junior subordinated debt are superior to our common stock, which may limit our ability to pay dividends on common stock in the future.

Our ability to pay dividends on common stock is also limited by contractual restrictions under our subordinated debt and junior subordinated debt. Interest must be paid on the subordinated debt and junior subordinated debt before dividends may be paid to common shareholders. The Company is current in its interest payments on subordinated debt and junior subordinated debt; however, it has the right to defer distributions on its junior subordinated debt, during which time no dividends may be paid on its common stock. If the Company does not have sufficient earnings in the future and begins to defer distributions on the junior subordinated debt, it will be unable to pay dividends on its common stock until it becomes current on those distributions.

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

The Company may deregister under the Exchange Act, which would result in a reduction in the amount and frequency of publicly-available information about the Company.

The Jumpstart Our Business Startups Act (the JOBS Act) may allow the Company to terminate the registration of its common stock under the Exchange Act. If the Company determines to deregister its common stock under the Exchange Act, it would enable it to save significant expenses relating to its public disclosure and reporting requirements under the Exchange Act. However, a de-registration of common stock also would result in a reduction in the amount and frequency of publicly-available information about the Company and the Bank.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company, through its primary operating subsidiary, First Bank, owns or leases buildings that are used in the normal course of business. The Company’s headquarters is located at 112 West King Street, Strasburg, Virginia. The Bank owns or leases various other offices in the counties and cities in which it operates. At December 31, 2015, the Bank operated 15 branches throughout the Shenandoah Valley and the central Virginia regions. The Bank also operated two loan production offices in the Shenandoah Valley region of Virginia, as well as a customer service center in a retirement community. The Company’s operations center is in Strasburg, Virginia. All of the Company’s properties are in good operating condition and are adequate for the Company’s present and future needs. See Note 1 “Summary of Significant Accounting Policies,” Note 6, “Premises and Equipment” and Note 17, Lease Commitments in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information with respect to the amounts at which Bank premises and equipment are carried and commitments under long-term leases.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividends

Shares of the common stock of the Company are traded on the over-the-counter (OTC) market and quoted on the OTC Markets Group exchange under the symbol “FXNC.” As of March 18, 2016 the Company had 603 shareholders of record and approximately 559 additional beneficial owners of shares of common stock.

Following are the high and low prices of sales of common stock known to the Company, along with the dividends that were paid quarterly in 2014 and 2015 (per share).

	Market Prices and Dividends
	Sales Price ($)		Dividends ($)
	High	Low
2014:
1st quarter	7.80	5.65	0.00
2nd quarter	7.99	7.30	0.025
3rd quarter	8.90	7.35	0.025
4th quarter	8.65	7.85	0.025
2015:
1st quarter	9.95	8.50	0.025
2nd quarter	9.95	9.26	0.025
3rd quarter	9.50	8.30	0.025
4[t]h quarter	8.95	7.92	0.025

Dividend Policy

A discussion of certain limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I., Item 1—Business, of this Form 10-K under the headings “Supervision and Regulation - Limits on Dividends and Other Payments” and Item 1A—Risk Factors, “The Company’s subordinated debt and junior subordinated debt are superior to our common stock, which may limit our ability to pay dividends on common stock in the future.”

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

Stock Repurchases

The Company did not repurchase any shares of its common stock during 2015.

Item 6. Selected Financial Data

The following is selected financial data for the Company for the last five years. This information has been derived from audited financial information included in Item 8 of this Form 10-K (in thousands, except ratios and per share amounts).

	For the years ended December 31,
	2015	2014	2013	2012	2011
Results of Operations
Interest and dividend income	$22,165	$20,399	$21,157	$23,432	$25,648
Interest expense	1,441	1,778	2,709	4,167	5,450
Net interest income	20,724	18,621	18,448	19,265	20,198
Provision for (recovery of) loan losses	(100)	(3,850)	(425)	3,555	12,380
Net interest income after
provision for (recovery of) loan losses	20,824	22,471	18,873	15,710	7,818
Noninterest income	8,342	7,444	6,931	7,172	5,799
Noninterest expense	25,555	18,785	20,750	19,117	20,743
Income (loss) before income taxes	3,611	11,130	5,054	3,765	(7,126)
Income tax expense (benefit)	956	3,499	(4,820)	965	3,835
Net income (loss)	2,655	7,631	9,874	2,800	(10,961)
Effective dividend and accretion on preferred stock	1,113	1,138	913	904	894
Net income (loss) available to common shareholders	$1,542	$6,493	$8,961	$1,896	$(11,855)
Key Performance Ratios
Return on average assets	0.41%	1.45%	1.85%	0.53%	(1.96%)
Return on average equity	4.58%	13.49%	21.87%	6.80%	(22.46%)
Net interest margin	3.52%	3.86%	3.72%	3.89%	3.98%
Efficiency ratio(1)	86.23%	74.03%	74.86%	70.07%	69.66%
Dividend payout	31.84%	5.67%	0.00%	0.00%	(5.30%)
Equity to assets	6.64%	11.50%	10.24%	8.43%	6.88%
Per Common Share Data
Net income (loss), basic	$0.31	$1.32	$1.83	$0.48	$(4.01)
Net income (loss), diluted	0.31	1.32	1.83	0.48	(4.01)
Cash dividends	0.10	0.075	0.00	0.00	0.20
Book value at period end	9.35	9.17	7.96	6.22	7.72
Financial Condition
Assets	$692,321	$518,165	$522,890	$532,697	$539,064
Loans, net	433,475	371,692	346,449	370,519	379,503
Securities	172,078	83,292	103,301	89,456	91,665
Deposits	627,116	444,338	450,711	466,917	469,172
Shareholders’ equity	45,953	59,564	53,560	44,889	37,096
Average shares outstanding, diluted	4,913	4,902	4,901	3,945	2,953
Capital Ratios(2)
Leverage	8.12%	12.90%	10.68%	9.15%	8.30%
Risk-based capital ratios:
Common equity Tier 1 capital	12.62%	N/A	N/A	N/A	N/A
Tier 1 capital	12.62%	17.88%	15.35%	12.31%	11.11%
Total capital	13.86%	19.14%	16.62%	13.59%	12.38%

(1)	The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP.” See “Non-GAAP Financial Measures” included in Item 7 of this Form 10-K.
(2)	All capital ratios reported are for the Bank.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2015 and 2014 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

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

Debt Issuance and Preferred Stock Redemption

During 2015, the Bank declared and paid cash dividends on common stock to the Company totaling $13.5 million. In addition, the Company entered into a Subordinated Loan Agreement on October 30, 2015 pursuant to which the Company issued an interest only subordinated term note in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum with a maturity date of October 1, 2025. On November 6, 2015, the Company used the proceeds from the dividends and from the issuance of the Note to redeem all 13,900 outstanding shares of its Fixed Rate Perpetual Preferred Stock, Series A, totaling $13.9 million, and all 695 shares of outstanding Fixed Rate Perpetual Preferred Stock, Series B, totaling $695 thousand.

Acquisition of Branches

On April 17, 2015, the Bank expanded its branch network in the Shenandoah Valley and central Virginia regions through the acquisition of six bank branches from Bank of America, National Association located in Woodstock, Staunton, Elkton, Waynesboro, Farmville and Dillwyn, Virginia (the Acquisition). The Acquisition included the purchase of $4.5 million of premises and equipment and the assumption of $186.8 million of deposit liabilities. No loans were purchased in the transaction. Upon completion of the Acquisition, the Bank hired all 36 of the employees working at the six acquired branches. During second quarter of 2015, the Bank also hired a regional president and appointed two market executives in the new markets. As a result of the transaction, the Bank increased the number of bank branch locations from 10 to 16, in addition to its existing loan production office in the city of Harrisonburg, Virginia, and its customer service center located in a retirement community in Winchester, Virginia.

Products, Services, Customers and Locations

The Bank provides loan, deposit, wealth management and other products and services in the Shenandoah Valley and central regions of Virginia. Loan products and services include personal loans, residential mortgages, home equity loans and commercial loans. Deposit products and services include checking, savings, money market accounts, individual retirement accounts, certificates of deposit and cash management accounts.

The Bank’s wealth management department offers estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. The Bank launched a mortgage department during the second quarter of 2014. The mortgage department began originating residential mortgage loans to customers in the third quarter of 2014. Loans originated through this department may be sold to investors in the secondary market or held in the Bank’s loan portfolio. Mortgage services are offered to customers throughout the Bank’s market area.

The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66 and Interstate 64 corridors in the Shenandoah Valley and central regions of Virginia. Within this market area, there are various types of industry including medical and professional services, manufacturing, retail, government contracting and higher education. Customers include individuals, small and medium-sized businesses, local governmental entities and non-profit organizations.

The Bank’s products and services are delivered through its mobile banking platform, its website, www.fbvirginia.com, a network of ATMs located throughout its market area, two loan production offices, a customer service center in a retirement village, and 15 bank branch office locations located throughout the Shenandoah Valley and central regions of Virginia. The branch offices are comprised of 13 full service retail banking offices and two drive-thru express banking offices. For the location and general character of each of these offices, see Item 2 of this Form 10-K.

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

Primary expense categories are salaries and employee benefits, which comprised 54% of noninterest expenses during 2015, followed by occupancy and equipment expense, which comprised 12% of noninterest expenses. Historically, the provision for loan losses has also been a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for or recovery of loan losses.

Financial Performance and Condition

For the year ended December 31, 2015, net income totaled $2.7 million, compared to $7.6 million in 2014. After the effective dividend on preferred stock, net income available to common shareholders was $1.5 million, or $0.31 per basic and diluted share compared to $6.5 million, or $1.32 per basic and diluted share, for the same period in 2014. Return on average assets was 0.41% and return on average equity was 4.58% for the year ended December 31, 2015, compared to 1.45% and 13.49%, respectively, for the year ended December 31, 2014. The decrease in earnings and profitability ratios for 2015 compared to 2014 was primarily a result of a $6.8 million increase in noninterest expenses in 2015, primarily due to the Acquisition, and the $3.8 million decrease in the recovery of loan losses.

Net interest income increased 11%, or $2.1 million to $20.7 million for the year ended December 31, 2015, compared to $18.6 million for the prior year. The net interest margin was 3.52% compared to 3.86% for the same period in 2014. The lower net interest margin resulted primarily from the significant increase in lower-yielding interest-bearing deposits in banks and securities from cash received in the Acquisition. Although the net interest margin was lower, net interest income increased primarily from higher balances of earning assets, including loans and securities. Net interest income also increased due to a reduction in interest expense that was driven by a lower cost to fund earning assets.

Noninterest income increased $898 thousand, or 12%, to $8.3 million compared to $7.4 million for 2014. The increase in noninterest income was primarily attributable to increased revenue from service charges on deposit accounts and ATM and check card fees resulting from an increase in the number of transaction-based deposit accounts assumed in the Acquisition.

Noninterest expense increased 36%, or $6.8 million to $25.6 million for the year ended December 31, 2015 compared to $18.8 million for 2014. The increase in expenses was primarily attributable to higher salaries and employee benefit costs and increased operating costs that resulted from the recent Acquisition and expansion into new markets, which also added a core deposit intangible. The expansion included hiring experienced commercial bankers in the second quarter of 2015. The new employees hired and the acquisition and operation of six additional banking offices increased salaries and employee benefits, occupancy, equipment, legal and professional fees, and core deposit intangible amortization expense. Total integration expenses related to the Acquisition totaled $908 thousand for the year ended December 31, 2015.

The Bank recorded a recovery of loan losses of $100 thousand, compared to a recovery of loan losses of $3.9 million for the same period one year ago. The recovery of loan losses during 2015 was attributable to a decrease in the specific reserve component of the allowance for loan losses, which was partially offset by an increase in the general reserve component primarily due to growth of the loan portfolio. For the year ended December 31, 2014, the recovery of loan losses resulted primarily from a decrease in the general reserve component of the allowance for loan losses due to a decline in historical charge-offs during the three year look back period consistently used by the Bank.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding OREO income/(expense) and losses on disposal of premises and equipment, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding securities losses/(gains) and bargain purchase gain. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	2015	2014
Noninterest expense	$25,555	$18,785
Add/(Subtract): other real estate owned income/(expense), net	(352)	213
Subtract: losses on disposal of premises and equipment, net	—	(2)

	$25,203	$18,996

Tax-equivalent net interest income	$21,033	$18,913
Noninterest income	8,342	7,444
Add/(Subtract): securities losses/(gains), net	55	(696)
Subtract: bargain purchase gain	(201)	—

	$29,229	$25,661

Efficiency ratio	86.23%	74.03%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	2015	2014
GAAP measures:
Interest income - loans	$19,138	$17,777
Interest income - investments and other	3,027	2,622
Interest expense - deposits	(1,150)	(1,442)
Interest expense - other borrowings	(3)	(115)
Interest expense – subordinated debt	(62)	—
Interest expense – junior subordinated debt	(224)	(218)
Interest expense – other	(2)	(3)

Total net interest income	$20,724	$18,621

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$105	$108
Tax benefit realized on non-taxable interest income - municipal securities	204	184

Total tax benefit realized on non-taxable interest income	$309	$292

Total tax-equivalent net interest income	$21,033	$18,913

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

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows, fair value of collateral less estimated costs to sell or observable market price of the impaired loan is lower than the carrying value of that loan. For collateral dependent loans, an updated appraisal is ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions among other considerations.

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

Other Real Estate Owned (OREO)

Other real estate owned (OREO) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is initially recorded at fair value less estimated costs to sell to establish a new cost basis. OREO is subsequently reported at the lower of cost or fair value less costs to sell, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its distressed asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of other real estate owned each quarter and adjusts the values as appropriate. Revenue and expenses from operations and changes in the valuation allowance are included in other real estate owned expense (income).

Business Combinations

Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of fair values requires management to make estimates about future cash flows, market conditions and other events, which are highly subjective in nature. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions.

Acquisition-related costs are incremental costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of acquisition-related costs to the Company include system conversions, integration planning consultants, and advertising costs. The Company will account for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received. The costs to issue debt or equity securities will be recognized in accordance with other applicable U.S. GAAP. These acquisition-related costs are included within the Consolidated Statements of Income classified within the noninterest expense caption.

Lending Policies

General

In an effort to manage risk, the Bank’s loan policy gives loan amount approval limits to individual loan officers based on their position within the Bank and level of experience. The Management Loan Committee can approve new loans up to their authority. The Board Loan Committee approves all loans which exceed the authority of the Management Loan Committee. The full Board of Directors must approve loans which exceed the authority of the Board Loan Committee, up to the Bank’s legal lending limit. The Board Loan Committee currently consists of four directors, three of which are non-management directors. The Board Loan Committee approves the Bank’s Loan Policy and reviews watch list reports, concentrations of credit and other risk management reports. The Board Loan Committee meets on a monthly basis and the Chairman of the Committee then reports to the Board of Directors.

Residential loan originations are primarily generated by mortgage loan officer solicitations, referrals by real estate professionals and customers. Commercial real estate loan originations are obtained through direct solicitation and additional business from existing customers. All completed loan applications are reviewed by the Bank’s loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. Loan quality is analyzed based on the Bank’s experience and credit underwriting guidelines depending on the type of loan involved. Real estate collateral is valued by independent appraisers who have been pre-approved by the Board Loan Committee.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At December 31, 2015, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $79.6 million.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings, subordinated debt and junior subordinated debt. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for loan losses, noninterest income and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts; revenue from wealth management services; ATM and check card income; revenue from other customer services; income from bank owned life insurance; general and administrative expenses and other real estate owned expenses.

Net Interest Income

Net interest income increased $2.1 million or 11% to $20.7 million for the year ended December 31, 2015, compared to $18.6 million for the prior year. The increase in net interest income resulted primarily from a $107.3 million increase in average earning assets as well as a reduction in the cost of funds when comparing the periods. The increase in average earning assets resulted primarily from the Acquisition, and was comprised of a $47.7 million increase in average interest-bearing deposits in banks, a $26.0 million increase in average securities, and a $33.6 million increase in average loans.

The net interest margin decreased 34 basis points to 3.52%, compared to 3.86% for the prior year. The decrease resulted primarily from a 46 basis point decrease in the total earning asset yield, which was partially offset by a 12 basis point decrease in interest expense as a percentage of average earning assets. The decrease in the total earning asset yield was primarily a result of a change in the composition of average earning assets. Average interest-bearing deposits in banks increased from 3% of average earning assets in 2014 to 11% in 2015, while average loans decreased from 75% to 67% of average earning assets, when comparing the same periods. These changes were largely impacted by the receipt of $186.1 million in cash from the Acquisition. The decrease in the yield on total earning assets for 2015 resulted primarily from the change in the earning asset composition (or mix) as the yield on interest-bearing deposits in banks of 0.31% was significantly lower than the yield on loans of 4.82%

Interest expense as a percentage of average earning assets decreased 12 basis points from 0.36% in 2014 to 0.24% in 2015. The decrease in expense was also primarily attributable to the Acquisition as yields on deposits assumed decreased the total cost of funds for the year and had a positive impact on net interest income and the net interest margin.

The net interest margin was 3.52% in 2015, 3.86% in 2014 and 3.72% in 2013. Tax-equivalent interest income as a percent of average earning assets was 3.76% in 2015, 4.22% in 2014 and 4.26% in 2013. Interest expense as a percent of average earning assets was 0.24% in 2015, 0.36% in 2014 and 0.54% in 2013. The interest rate spread was 3.43% in 2015, 3.73% in 2014 and 3.57% in 2013.

The following table provides information on average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2015, 2014 and 2013, as well as amounts and rates of tax equivalent interest earned and interest paid (dollars in thousands). The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components (in thousands).

Average Balances, Income and Expense, Yields and Rates (Taxable Equivalent Basis)

	Years Ending December 31,
	2015			2014			2013
		Interest			Interest			Interest
Assets	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-bearing deposits in other banks	$64,395	$197	0.31%	$16,718	$38	0.22%	$25,091	$61	0.24%
Securities:
Taxable	116,441	2,358	2.03%	94,689	2,144	2.26%	91,290	1,870	2.05%
Tax-exempt (1)	16,412	599	3.65%	11,963	542	4.53%	7,949	465	5.85%
Restricted	1,435	77	5.39%	1,667	82	4.94%	1,843	75	4.07%

Total securities	134,288	3,034	2.26%	108,319	2,768	2.56%	101,082	2,410	2.38%
Loans: (2)
Taxable	391,963	18,934	4.83%	358,259	17,568	4.90%	371,317	18,683	5.03%
Tax-exempt (1)	7,116	309	4.34%	7,176	317	4.41%	5,244	243	4.64%

Total loans	399,079	19,243	4.82%	365,435	17,885	4.89%	376,561	18,926	5.03%
Federal funds sold	1	—	0.21%	—	—	—	2	—	0.48%

Total earning assets	597,763	22,474	3.76%	490,472	20,691	4.22%	502,736	21,397	4.26%
Less: allowance for loan losses	(6,270)			(10,208)			(13,091)
Total nonearning assets	51,485			44,764			44,079

Total assets	$642,978			$525,028			$533,724

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$135,976	$195	0.14%	$112,972	$172	0.15%	$111,341	$289	0.26%
Money market accounts	46,161	59	0.13%	19,155	21	0.11%	16,581	21	0.13%
Savings accounts	114,632	96	0.08%	101,793	89	0.09%	99,670	150	0.15%
Certificates of deposit:
Less than $100	83,280	326	0.39%	62,623	540	0.86%	77,399	922	1.19%
Greater than $100	49,511	470	0.95%	47,963	592	1.23%	61,579	923	1.50%
Brokered deposits	767	4	0.50%	4,756	28	0.59%	9,604	63	0.65%

Total interest-bearing deposits	430,327	1,150	0.27%	349,262	1,442	0.41%	376,174	2,368	0.63%
Federal funds purchased	213	2	0.72%	357	3	0.87%	2	—	0.70%
Subordinated debt	855	62	7.26%	—	—	—	—	—	—
Junior subordinated debt	9,279	224	2.41%	9,279	218	2.35%	9,279	222	2.39%
Other borrowings	1,211	3	0.28%	5,891	115	1.95%	6,064	119	1.96%

Total interest-bearing liabilities	441,885	1,441	0.33%	364,789	1,778	0.49%	391,519	2,709	0.69%
Noninterest-bearing liabilities
Demand deposits	138,193			101,209			92,339
Other liabilities	4,972			2,451			4,727

Total liabilities	585,050			468,449			488,585
Shareholders’ equity	57,928			56,579			45,139

Total liabilities and
shareholders’ equity	$642,978			$525,028			$533,724

Net interest income		$21,033			$18,913			$18,688

Interest rate spread			3.43%			3.73%			3.57%
Cost of funds			0.25%			0.38%			0.56%
Interest expense as a percent of average earning assets			0.24%			0.36%			0.54%
Net interest margin			3.52%			3.86%			3.72%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $309 thousand, $292 thousand and $240 thousand for 2015, 2014 and 2013, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

	Volume and Rate
	Years Ending December 31,
	2015			2014
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Interest-bearing deposits in other banks	$139	$20	$159	$(19)	$(5)	$(24)
Loans, taxable	1,610	(244)	1,366	(642)	(472)	(1,114)
Loans, tax-exempt	(3)	(5)	(8)	84	(11)	73
Securities, taxable	384	(170)	214	73	201	274
Securities, tax-exempt	118	(61)	57	140	(62)	78
Securities, restricted	(14)	9	(5)	(6)	13	7
Federal funds sold	—	—	—	—	—	—

Total earning assets	$2,234	$(451)	$1,783	$(370)	$(336)	$(706)

Checking	$34	$(11)	$23	$4	$(121)	$(117)
Money market accounts	34	4	38	8	(8)	—
Savings accounts	54	(47)	7	3	(64)	(61)
Certificates of deposits:
Less than $100	324	(538)	(214)	(157)	(227)	(384)
Greater than $100	20	(142)	(122)	(182)	(148)	(330)
Brokered deposits	(20)	(4)	(24)	(29)	(5)	(34)
Federal funds purchased	(1)	—	(1)	3	—	3
Subordinated debt	62	—	62
Junior subordinated debt	—	6	6	—	(4)	(4)
Other borrowings	(54)	(58)	(112)	(3)	(1)	(4)

Total interest-bearing liabilities	$453	$(790)	$(337)	$(353)	$(578)	$(931)

Change in net interest income	$1,781	$339	$2,120	$(17)	$242	$225

Provision for (Recovery of) Loan Losses

The provision for (or recovery of) loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for (or recovery of) loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio.

The recovery of loan losses totaled $100 thousand for 2015, which resulted in a total allowance for loan losses of $5.5 million or 1.26% of total loans at December 31, 2015. This compared to a recovery of loan losses of $3.9 million for 2014 and an allowance for loan losses of $6.7 million, or 1.77% of total loans, at the prior year end.

The recovery of loan losses recorded in 2015 resulted primarily from a decrease in the specific reserve component of the allowance for loan losses, when comparing the allowance for loan losses at December 31, 2015 and 2014. Overall, the general reserve increased as a result of $60.6 million of loan growth during the year, but improvements in the historical loss rate and qualitative adjustment factors mitigated the effect of the loan growth on allowance for loan losses at December 31, 2015. Improvements in qualitative adjustment factors resulted from improving value trends on residential real estate properties, economic conditions, and asset quality. The increase in the general reserve component of the allowance for loan losses was offset by the decrease in the specific reserve component primarily from principal payments received and increases in collateral values on impaired loans based on updated appraisals.

For the year ended December 31, 2014, the recovery of loan losses resulted primarily from a decrease in the general reserve component of the allowance for loan losses, when comparing the allowance for loan losses at December 31, 2014 and 2013. The decrease was driven primarily by lower historical net charge-offs, along with changes in qualitative adjustment factors. The impact on the general reserve from historical net charge-offs was attributable to the significant decrease, or improvement, in net charge-offs experienced during the three year period ended December 31, 2014, compared to the three year period ended December 31, 2013. The primary reason for the improvement was a significant amount of net charge-offs experienced during 2011 were no longer included in the three year loss history that determines the required general reserve component of the allowance for loan loss estimate at December 31, 2014.

The Company has consistently applied its allowance for loan loss methodology and regularly reviews the three year historical charge-off look back period to ensure it is indicative of the risk that remains in the loan portfolio. As evidenced in the changes in the allowance for loan losses table appearing in the Asset Quality section, loan losses experienced in 2011 were not repeated in 2012, 2013, 2014, or 2015 and the Company has no reason to believe that net charge-offs of that magnitude will be experienced in 2016.

Noninterest Income

Noninterest income increased 12% to $8.3 million for the year ended December 31, 2015 from $7.4 million for the same period in 2014. Noninterest income, excluding a bargain purchase gain of $201 thousand and $55 thousand of net losses on calls and sales of securities in 2015 and $696 thousand of net gains on calls and sales of securities in 2014, increased by $1.4 million, or 21%, compared to $6.7 million for the same period one year ago. Revenues from service charges on deposit accounts increased by $470 thousand, or 18%, ATM and check card fees increased by $476 thousand, or 34%, fees for other customer services increased by $209 thousand, or 53%, net gains on sale of loans increased by $181 thousand, and bargain purchase gain totaled $201 thousand. The increases in revenue from service charges on deposit accounts and ATM and check card fees were driven by the increase in the number of transaction-based deposit accounts following the Acquisition. The increases in fees for other customer services and net gains on sale of loans resulted from increased volume of loan originations from the Bank’s mortgage department. The mortgage department, which began operations in the second quarter of 2014, did not originate loans until the end of the third quarter of 2014 and did not begin generating gains on sale of loans until the fourth quarter of 2014. The bargain purchase gain was a direct result of the Acquisition.

Noninterest Expense

Noninterest expense increased $6.8 million, or 36%, to $25.6 million for the year ended December 31, 2015, compared to $18.8 million for the same period in 2014. The increase in noninterest expense was primarily due to a $3.3 million, or 31%, increase in expenses related to salaries and employee benefits, a $241 thousand, or 20%, increase in occupancy expense, a $310 thousand, or 26%, increase in equipment expense, a $450 thousand increase in supplies expense, a $317 thousand, or 31%, increase in legal and professional fees, a $626 thousand increase in amortization expense, and a $565 thousand increase in other real estate owned expense, when comparing the periods. Salaries and employee benefits increased primarily from the addition of six banking offices in the Acquisition, the increased staffing needed to accommodate the larger organization following the Acquisition, and the addition of a regional president and appointment of two market executives in the Bank’s new southern region. Occupancy and equipment expenses were also impacted by the increased number of bank offices following the Acquisition. Amortization expense increased due to the amortization of the core deposit intangible that resulted from the assumed deposit liabilities in the Acquisition. Increases in expenses related to other real estate owned resulted primarily from decreased gains on the sale of OREO property and higher write-downs in the carrying value of OREO property, when compared to the prior year.

Included in the increases in supplies expense and legal and professional fees in the paragraph above, were integration expenses related to the Acquisition of $325 thousand and $258 thousand, respectively. Total integration expenses related to the Acquisition totaled $908 thousand for the year ended December 31, 2015.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2015 and 2014. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. For a more detailed discussion of the Company’s tax calculation, see Note 11 to the consolidated financial statements, included in Item 8 of this Form 10-K.

Financial Condition

General

Total assets increased by $174.2 million to $692.3 million at December 31, 2015 compared to $518.2 million at December 31, 2014. The increase was primarily attributable to a $61.8 million, or 17%, increase in net loans and an $88.8 million, or 105%, increase in securities, when comparing the periods. The increase in loan balances was primarily the result of the efforts of employees across the Bank’s entire market area combined with a slight improvement in loan demand. The increase in securities during 2015 was the result of investing excess liquidity that resulted from increases in total deposits assumed from the Acquisition.

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

Gross loan balances increased 16% or $60.6 million to $439.0 million at December 31, 2015, compared to $378.4 million at December 31, 2014. The increase in loan balances was primarily the result of a slight improvement in loan demand, along with the efforts of employees in both the Bank’s legacy region in the northern Shenandoah Valley and its new south region following the Acquisition. The Bank also experienced less pay-offs on loans, including classified loans, compared to prior years.

The Bank’s loan portfolio is summarized in the table below for the periods indicated (dollars in thousands).

	Loan Portfolio
	At December 31,
	2015		2014		2013		2012		2011
Commercial, financial, and agricultural	$24,048	5.48%	$21,166	5.59%	$22,803	6.39%	$23,071	6.01%	$29,446	7.50%
Real estate - construction	33,135	7.55%	29,475	7.79%	34,060	9.54%	43,524	11.35%	48,363	12.33%
Real estate - mortgage:
Residential (1-4 family)	189,286	43.12%	163,727	43.27%	141,961	39.76%	134,964	35.18%	122,339	31.17%
Other real estate loans	181,447	41.33%	151,802	40.12%	145,968	40.87%	174,220	45.42%	181,141	46.16%
Consumer	4,312	0.98%	5,070	1.34%	5,214	1.46%	7,144	1.86%	10,085	2.57%
All other loans	6,771	1.54%	7,170	1.89%	7,087	1.98%	671	0.18%	1,066	0.27%

Total loans	$438,999	100%	$378,410	100%	$357,093	100%	$383,594	100%	$392,440	100%
Less: allowance for loan losses	5,524		6,718		10,644		13,075		12,937

Loans, net of allowance for loan losses	$433,475		$371,692		$346,449		$370,519		$379,503

There was no category of loans that exceeded 10% of outstanding loans at December 31, 2015 that were not disclosed in the above table.

The following table sets forth the maturities of the loan portfolio at December 31, 2015 (in thousands):

	Remaining Maturities of Selected Loans
	At December 31, 2015
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial, financial, and agricultural	$10,108	$12,613	$1,327	$24,048
Real estate construction and land development	22,782	9,561	792	33,135
Real estate - mortgage:
Residential (1-4 family)	19,041	61,876	108,369	189,286
Other real estate loans	27,599	65,251	88,597	181,447
Consumer	1,277	2,910	125	4,312
All other loans	60	6,567	144	6,771

Total loans	$80,867	$158,778	$199,354	$438,999

For maturities over one year:
Fixed rates	$274,378
Variable rates	83,754

	$358,132

Asset Quality

Management classifies non-performing assets as non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank’s OREO, net of valuation allowance, totaled $2.7 million at December 31, 2015 and $1.9 million at December 31, 2014. The valuation allowance for other real estate owned totaled $224 thousand and $375 thousand at December 31, 2015 and December 31, 2014, respectively.

Non-performing assets were $6.5 million and $9.9 million at December 31, 2015 and 2014, representing 0.94% and 1.91% of total assets, respectively. Non-performing assets included $3.9 million in non-accrual loans and $2.7 million in OREO, net of the valuation allowance, at December 31, 2015. This compares to $8.0 million in non-accrual loans and $1.9 million in OREO, net of the valuation allowance at December 31, 2014.

The levels of non-performing assets at December 31, 2015 and December 31, 2014 were primarily attributable to business customers involved in commercial real estate and construction and land development that have not been able to meet their debt requirements because they have not fully recovered from the recent recession. At December 31, 2015, 47% of non-performing assets related to commercial real estate loans, 44% related to construction and land development loans, 8% related to residential real estate loans, and 1% related to commercial and industrial loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $10.3 million and $15.8 million at December 31, 2015 and December 31, 2014, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing totaled $92 thousand at December 31, 2015, which was comprised of one loan expected to pay all principal and interest amounts contractually due to the Bank. There were no loans greater than 90 days past due and still accruing at December 31, 2014.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $5.5 million at December 31, 2015 and $6.7 million at December 31, 2014, representing 1.26% and 1.77% of total loans, respectively. After analyzing the composition of the loan portfolio, related credit risks, and improvements in asset quality during recent years, the Company determined that the three year loss period and the qualitative adjustment factors that established the general reserve component of the allowance for loan losses were appropriate at December 31, 2015. For further discussion regarding the decrease in the allowance for loan losses, see “Provision for (Recovery of) Loan Losses” above.

Impaired loans totaled $7.7 million at December 31, 2015, compared to $13.9 million at December 31, 2014. The related allowance for loan losses provided for these loans totaled $544 thousand and $1.9 million at December 31, 2015 and 2014. The average recorded investment in impaired loans during 2015 and 2014 was $10.5 million and $19.2 million, respectively. Included in the impaired loans total are loans classified as troubled debt restructurings (TDRs) totaling $982 thousand and $1.9 million at December 31, 2015 and 2014. These loans represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of December 31, 2015, $317 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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

	Allowance for Loan Losses
	At December 31,
	2015	2014	2013	2012	2011
Balance, beginning of period	$6,718	$10,644	$13,075	$12,937	$16,036
Loans charged-off:
Commercial, financial and agricultural	59	43	37	261	348
Real estate-construction and land development	—	91	2,962	431	2,983
Real estate-mortgage
Residential (1-4 family)	142	272	260	761	4,639
Other real estate loans	1,125	203	1,070	2,154	7,551
Consumer	512	318	163	186	268
All other loans	—	—	—	—	—

Total loans charged off	$1,838	$927	$4,492	$3,793	$15,789

Recoveries:
Commercial, financial and agricultural	$72	$18	$179	$35	$3
Real estate-construction and land development	4	80	—	1	50
Real estate-mortgage
Residential (1-4 family)	373	15	823	68	6
Other real estate loans	2	509	1,304	64	—
Consumer	293	229	180	208	251
All other loans	—	—	—	—	—

Total recoveries	$744	$851	$2,486	$376	$310

Net charge-offs	$1,094	$76	$2,006	$3,417	$15,479
Provision for (recovery of) loan losses	(100)	(3,850)	(425)	3,555	12,380

Balance, end of period	$5,524	$6,718	$10,644	$13,075	$12,937

Ratio of net charge-offs during the period to average loans outstanding during the period	0.27%	0.02%	0.53%	0.88%	3.70%

The following table shows the balance of the Bank’s allowance for loan losses allocated to each major category of loans and the ratio of related outstanding loan balances to total loans (dollars in thousands).

	Allocation of Allowance for Loan Losses
	At December 31,
	2015		2014		2013		2012		2011
Commercial, financial and agricultural	$306	5.48%	$310	5.59%	$442	6.39%	$608	6.01%	$963	7.50%
Real estate-construction and land development	1,532	7.55%	1,403	7.79%	2,710	9.54%	2,481	11.35%	2,843	12.33%
Real estate- mortgage
Residential (1-4 family)	939	43.12%	1,204	43.27%	2,975	39.76%	3,712	35.18%	3,766	31.17%
Other real estate loans	2,534	41.33%	3,658	40.12%	4,418	40.87%	6,163	45.42%	5,192	46.16%
Consumer	140	0.98%	67	1.34%	24	1.46%	101	1.86%	158	2.57%
All other loans	73	1.54%	76	1.89%	75	1.98%	10	0.18%	15	0.27%

	$5,524	100.0%	$6,718	100.0%	$10,644	100.0%	$13,075	100.0%	$12,937	100.0%

The following table provides information on the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	Non-performing Assets
	At December 31,
	2015	2014	2013	2012	2011
Non-accrual loans	$3,854	$8,000	$11,678	$8,393	$11,841
Other real estate owned	2,679	1,888	3,030	5,590	6,374

Total non-performing assets	$6,533	$9,888	$14,708	$13,983	$18,215

Loans past due 90 days accruing interest	92	—	49	228	459

Total non-performing assets and past due loans	$6,625	$9,888	$14,757	$14,211	$18,674

Troubled debt restructurings	$982	$1,918	$1,941	$6,326	$11,385
Allowance for loan losses to period end loans	1.26%	1.77%	2.98%	3.41%	3.30%
Non-performing assets to period end loans	1.49%	2.61%	4.12%	3.65%	4.64%

Securities

Securities at December 31, 2015 totaled $173.5 million, an increase of $88.8 million or 105%, from $84.7 million at the end of 2014. The increase in the investment portfolio during 2015 was the result of investing excess liquidity that resulted from increases in total deposits from the Acquisition. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of December 31, 2015, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $601 thousand and $704 thousand at December 31, 2015 and 2014, respectively. Gross unrealized losses in the available for sale portfolio totaled $893 thousand and $906 thousand at December 31, 2015 and 2014, respectively. Gross unrealized gains and gross unrealized losses in the held to maturity portfolio totaled $264 thousand and $345 thousand at December 31, 2015, respectively. Neither the Company nor the Bank designated any securities as held to maturity at December 31, 2014; therefore, there were no gross unrealized gains or losses in the held to maturity portfolio at December 31, 2014. Investments in an unrealized loss position were considered temporarily impaired at December 31, 2015 and 2014. The change in the unrealized gains and losses of investment securities from December 31, 2014 to December 31, 2015 was related to changes in market interest rates.

The following table summarizes the Company’s securities portfolio on the dates indicated (in thousands).

	Securities Portfolio
	At December 31,
	2015	2014	2013
Securities available for sale, at fair value:
U.S. agency and mortgage-backed securities	$89,337	$67,029	$84,897
Obligations of state and political subdivisions	16,214	16,257	18,399
Corporate equity securities	8	6	5

	$105,559	$83,292	$103,301

Securities held to maturity, at carrying value
U.S. agency and mortgage-backed securities	$49,662	$—	$—
Obligations of state and political subdivisions	15,357	—	—
Corporate debt securities	1,500	—	—

	$66,519	$—	$—

Restricted securities, at cost
Federal Home Loan Bank stock	$466	$470	$908
Federal Reserve Bank stock	875	846	846
Community Bankers’ Bank stock	50	50	50

	$1,391	$1,366	$1,804

Total Securities	$173,469	$84,658	$105,105

The following table shows the maturities of debt and equity securities at amortized cost and market value at December 31, 2015 and approximate weighted average yields of such securities (dollars in thousands). Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 34% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and re-pricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities, see Note 2 to the consolidated financial statements, included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis
		At December 31, 2015
				Greater than Ten Years
	Less than	One to Five	Five to Ten	and Equity
	One Year	Years	Years	Securities	Total
U.S. agency and mortgage-backed securities
Amortized cost	$12	$9,248	$21,405	$108,916	$139,581
Market value	$12	$9,157	$21,352	$108,188	$138,709
Weighted average yield	4.44%	1.53%	2.15%	2.10%	2.07%
Obligations of state and political subdivisions
Amortized cost	$370	$3,117	$12,618	$15,183	$31,288
Market value	$371	$3,171	$12,825	$15,413	$31,780
Weighted average yield	6.21%	2.89%	3.19%	3.75%	3.47%
Corporate equity securities
Amortized cost	$—	$—	$—	$1	$1
Market value	$—	$—	$—	$8	$8
Weighted average yield	0.00%	0.00%	0.00%	1.29%	1.29%
Corporate debt securities
Amortized cost	$—	$—	$1,500	$—	$1,500
Market value	$—	$—	$1,500	$—	$1,500
Weighted average yield	0.00%	0.00%	6.68%	0.00%	6.68%
Restricted securities
Amortized cost	$—	$—	$—	$1,391	$1,391
Market value	$—	$—	$—	$1,391	$1,391
Weighted average yield	0.00%	0.00%	0.00%	5.39%	5.39%
Total portfolio
Amortized cost	$382	$12,365	$35,523	$125,491	$173,761
Market value	$383	$12,328	$35,677	$125,000	$173,388
Weighted average yield (1)	6.16%	1.87%	2.71%	2.33%	2.39%

(1)	Yields on tax-exempt securities have been calculated on a tax-equivalent basis.

The above table was prepared using the contractual maturities for all securities with the exception of mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO). Both MBS and CMO securities were recorded using the yield book prepayment model that incorporates four causes of prepayments including home sales, refinancing, defaults, and curtailments/full payoffs.

Deposits

At December 31, 2015, deposits totaled $627.1 million, an increase of $182.8 million, from $444.3 million at December 31, 2014. The increases in all deposit categories during 2015 resulted primarily from the Acquisition. Although total deposits increased by 41% from December 31, 2014 to December 31, 2015, there was not a significant change in the deposit mix when comparing the periods. At December 31, 2015, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 25%, 52%, and 23% of total deposits, respectively, compared to 24%, 53%, and 23% at December 31, 2014.

The following tables include a summary of average deposits and average rates paid and maturities of CD’s greater than $100,000 (dollars in thousands).

	Average Deposits and Rates Paid
	Year Ended December 31,
	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$138,193	—	$101,209	—	$92,339	—

Interest-bearing deposits:
Interest checking	$135,976	0.14%	$112,972	0.15%	$111,341	0.26%
Money market	46,161	0.13%	19,155	0.11%	16,581	0.13%
Savings	114,632	0.08%	101,793	0.09%	99,670	0.15%
Time deposits:
Less than $100	83,280	0.39%	62,623	0.86%	77,399	1.19%
Greater than $100	49,511	0.95%	47,963	1.23%	61,579	1.50%
Brokered deposits	767	0.50%	4,756	0.59%	9,604	0.65%

Total interest-bearing deposits	$430,327	0.27%	$349,262	0.41%	$376,174	0.63%

Total deposits	$568,520		$450,471		$468,513

	Maturities of CD’s Greater than $100,000
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2015	$9,247	$7,301	$12,542	$20,613	$49,703

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

At December 31, 2015, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $120.6 million. At December 31, 2015, 18% or $80.9 million of the loan portfolio would mature within one year. Non-deposit sources of available funds totaled $128.1 million at December 31, 2015, which included $83.6 million available from Federal Home Loan Bank of Atlanta (FHLB), $42.0 million of unsecured federal funds lines of credit with other correspondent banks and $2.5 million available through the Federal Reserve Discount Window.

Subordinated Debt

See Note 9 to the consolidated financial statements, included in Item 8 of this Form 10-K, for discussion of subordinated debt.

Junior Subordinated Debt

See Note 10 to the consolidated financial statements, included in Item 8 of this Form 10-K, for discussion of junior subordinated debt.

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

At December 31, 2015 and 2014, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2015	2014
Commitments to extend credit and unfunded commitments under lines of credit	$61,115	$60,019
Stand-by letters of credit	7,732	9,763

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

At December 31, 2015, the Bank had $10.8 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

In July 2013, the U.S. banking regulators adopted a final rule which implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, and certain changes required by the Dodd-Frank Act. The final rule established an integrated regulatory capital framework and introduces the “Standardized Approach” for risk-weighted assets, which replaced the Basel I risk-based guidance for determining risk-weighted assets as of January 1, 2015, the date the Bank became subject to the new rules. Based on the Bank’s current capital composition and levels, the Bank believes it is in compliance with the requirements as set forth in the final rules.

The rules included new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank under the final rules were as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6% (increased from 4%); a total capital ratio of 8% (unchanged from previous rules); and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Bank’s capital and related ratios decreased during 2015 primarily due to the declaration and payment of cash dividends on common stock to the Company totaling $13.5 million combined with the net increase of $187.0 million in assets from the Acquisition. The following table summarizes the Bank’s regulatory capital and related ratios at December 31, 2015, 2014 and 2013 (dollars in thousands).

	Analysis of Capital
	At December 31,
	2015	2014		2013
Common equity Tier 1 capital	$55,989	$	N/A	$	N/A
Tier 1 capital	55,989		67,217		55,947
Tier 2 capital	5,524		4,724		4,631
Total risk-based capital	61,513		71,941		60,578
Risk-weighted assets	443,717		375,956		364,503
Capital ratios:
Common equity tier 1 capital ratio	12.62%		N/A		N/A
Tier 1 capital ratio	12.62%		17.88%		15.35%
Total capital ratio	13.86%		19.14%		16.62%
Leverage ratio (Tier 1 capital to average assets)	8.12%		12.90%		10.68%

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

On November 6, 2015, the Company redeemed all 13,900 outstanding shares of its Fixed Rate Perpetual Preferred Stock, Series A totaling $13.9 million, and all 695 shares of outstanding Fixed Rate Perpetual Preferred Stock, Series B totaling $695 thousand. While the preferred stock was outstanding, the Company’s Series A Preferred Stock paid a dividend of 5% per annum until May 14, 2014 and 9% thereafter, and the Series B Preferred Stock which paid a dividend of 9% per annum.

During 2015, the Bank declared and paid cash dividends on common stock to the Company totaling $13.5 million. In addition, the Company entered into a Subordinated Loan Agreement on October 30, 2015 to which the Company issued a subordinated term note in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note is intended to qualify as Tier 2 capital for regulatory capital purposes. The Note has a maturity date of October 1, 2025. The Company used the proceeds from the dividends and from the issuance of the Note to redeem all outstanding preferred stock.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements, included in Item 8 of this Form 10-K, for discussion of recent accounting pronouncements.

Quarterly Results

The table below lists the Company’s quarterly performance for the years ended December 31, 2015 and 2014 (in thousands, except per share data).

	2015
	Fourth	Third	Second	First	Total
Interest and dividend income	$6,021	$5,764	$5,392	$4,988	$22,165
Interest expense	423	338	324	356	1,441

Net interest income	5,598	5,426	5,068	4,632	20,724
Recovery of loan losses	—	—	(100)	—	(100)

Net interest income after recovery of loan losses	5,598	5,426	5,168	4,632	20,824
Noninterest income	2,198	2,244	2,309	1,591	8,342
Noninterest expense	6,512	6,701	6,855	5,487	25,555

Income before income taxes	1,284	969	622	736	3,611
Income tax expense	343	243	178	192	956

Net income	$941	$726	$444	$544	$2,655

Net income available to common shareholders	$813	$398	$116	$215	$1,542

Net income per share, basic	$0.17	$0.08	$0.02	$0.04	$0.31
Net income per share, diluted	$0.17	$0.08	$0.02	$0.04	$0.31

	2014
	Fourth	Third	Second	First	Total
Interest and dividend income	$5,214	$5,181	$5,095	$4,909	$20,399
Interest expense	409	430	456	483	1,778

Net interest income	4,805	4,751	4,639	4,426	18,621
Provision for (recovery of) loan losses	(3,150)	(100)	(400)	(200)	(3,850)

Net interest income after provision for (recovery of) loan losses	7,955	4,851	5,039	4,626	22,471
Noninterest income	2,449	1,654	1,725	1,616	7,444
Noninterest expense	4,871	4,753	4,548	4,613	18,785

Income (loss) before income taxes	5,533	1,752	2,216	1,629	11,130
Income tax expense (benefit)	1,837	505	674	483	3,499

Net income	$3,696	$1,247	$1,542	$1,146	$7,631

Net income available to common shareholders	$3,368	$918	$1,281	$926	$6,493

Net income per share, basic	$0.68	$0.19	$0.26	$0.19	$1.32
Net income per share, diluted	$0.68	$0.19	$0.26	$0.19	$1.32

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

To the Shareholders	March 30, 2016
First National Corporation
Strasburg, Virginia

MANAGEMENT’S REPORT REGARDING THE EFFECTIVENESS OF INTERNAL CONTROLS

OVER FINANCIAL REPORTING

The management of First National Corporation (the Company) is responsible for the preparation, integrity and fair presentation of the financial statements included in the annual report as of December 31, 2015. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to insure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2015. Management’s assessment did not determine any material weakness within the Company’s internal control structure. The Company’s annual report does not include an attestation report of the Company’s registered public accounting firm, Yount, Hyde & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management’ report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

The 2015 end of year financial statements have been audited by the independent accounting firm of Yount, Hyde & Barbour, P.C. (YHB). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

First National Corporation

Strasburg, Virginia

We have audited the accompanying consolidated balance sheets of First National Corporation and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Corporation and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 30, 2016

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

December 31, 2015 and 2014

(in thousands, except share and per share data)

	2015	2014
Assets
Cash and due from banks	$8,247	$6,043
Interest-bearing deposits in banks	31,087	18,802
Securities available for sale, at fair value	105,559	83,292
Securities held to maturity, at carrying value (fair value, 2015, $66,438; 2014, $0)	66,519	—
Restricted securities, at cost	1,391	1,366
Loans held for sale	323	328
Loans, net of allowance for loan losses, 2015, $5,524, 2014, $6,718	433,475	371,692
Other real estate owned, net of valuation allowance, 2015, $224, 2014, $375	2,679	1,888
Premises and equipment, net	21,389	16,126
Accrued interest receivable	1,661	1,261
Bank owned life insurance	11,742	11,357
Core deposit intangibles, net	2,322	55
Other assets	5,927	5,955

Total assets	$692,321	$518,165

Liabilities & Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand deposits	$157,070	$104,986
Savings and interest-bearing demand deposits	328,945	237,618
Time deposits	141,101	101,734

Total deposits	$627,116	$444,338
Federal funds purchased	—	52
Other borrowings	—	26
Subordinated debt	4,913	—
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	5,060	4,906

Total liabilities	$646,368	$458,601

Shareholders’ Equity
Preferred stock, $1,000 per share liquidation preference; authorized 1,000,000 shares; issued and outstanding, 2014, 14,595 shares	$—	$14,595
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2015, 4,916,130 shares, 2014, 4,904,577 shares	6,145	6,131
Surplus	6,956	6,835
Retained earnings	34,440	33,557
Accumulated other comprehensive loss, net	(1,588)	(1,554)

Total shareholders’ equity	$45,953	$59,564

Total liabilities and shareholders’ equity	$692,321	$518,165

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Years Ended December 31, 2015 and 2014

(in thousands, except per share data)

	2015	2014
Interest and Dividend Income
Interest and fees on loans	$19,138	$17,777
Interest on deposits in banks	197	38
Interest and dividends on securities:
Taxable interest	2,358	2,144
Tax-exempt interest	395	358
Dividends	77	82

Total interest and dividend income	$22,165	$20,399

Interest Expense
Interest on deposits	$1,150	$1,442
Interest on federal funds purchased	2	3
Interest on subordinated debt	62	—
Interest on junior subordinated debt	224	218
Interest on other borrowings	3	115

Total interest expense	$1,441	$1,778

Net interest income	$20,724	$18,621
Recovery of loan losses	(100)	(3,850)

Net interest income after recovery of loan losses	$20,824	$22,471

Noninterest Income
Service charges on deposit accounts	$3,042	$2,572
ATM and check card fees	1,895	1,419
Wealth management fees	1,975	1,915
Fees for other customer services	606	397
Income from bank owned life insurance	373	367
Net (losses) gains on calls and sales of securities available for sale	(55)	696
Net gains on sale of loans	201	20
Bargain purchase gain	201	—
Other operating income	104	58

Total noninterest income	$8,342	$7,444

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Years Ended December 31, 2015 and 2014

(in thousands, except per share data)

	2015	2014
Noninterest Expense
Salaries and employee benefits	$13,850	$10,586
Occupancy	1,452	1,211
Equipment	1,501	1,191
Marketing	530	426
Supplies	783	333
Legal and professional fees	1,336	1,019
ATM and check card fees	781	661
FDIC assessment	384	454
Bank franchise tax	513	410
Telecommunications expense	436	300
Data processing expense	700	518
Postage expense	341	189
Amortization expense	642	16
Other real estate owned expense (income), net	352	(213)
Net loss on disposal of premises and equipment	—	2
Other operating expense	1,954	1,682

Total noninterest expense	$25,555	$18,785

Income before income taxes	$3,611	$11,130
Income tax expense	956	3,499

Net income	$2,655	$7,631

Effective dividend and accretion on preferred stock	1,113	1,138

Net income available to common shareholders	$1,542	$6,493

Earnings per common share
Basic	$0.31	$1.32
Diluted	$0.31	$1.32

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2015 and 2014

(in thousands)

	2015	2014
Net income	$2,655	$7,631
Other comprehensive loss, net of tax:
Unrealized holding (losses) gains on available for sale securities, net of tax ($50) and $750, respectively	(95)	1,456
Reclassification adjustment for losses (gains) included in net income, net of tax $19 and ($236), respectively	36	(460)
Pension liability adjustment, net of tax $13 and ($642), respectively	25	(1,246)

Total other comprehensive loss	(34)	(250)

Total comprehensive income	$2,621	$7,381

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Years Ended December 31, 2015 and 2014

(in thousands)

	2015	2014
Cash Flows from Operating Activities
Net income	$2,655	$7,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,231	967
Amortization of core deposit intangibles	642	16
Amortization of debt issuance costs	3	—
Origination of loans held for sale	(14,163)	(1,503)
Proceeds from sale of loans held for sale	14,369	2,645
Net gains on sales of loans	(201)	(20)
Recovery of loan losses	(100)	(3,850)
Provision for other real estate owned	230	12
Net losses (gains) on calls and sales of securities available for sale	55	(696)
Net gains on sale of other real estate owned	(74)	(307)
Deferred gains recognized on other real estate owned	—	73
Income from bank owned life insurance	(373)	(367)
Accretion of discounts and amortization of premiums on securities, net	721	655
Accretion of premium on time deposits	(227)	—
Stock-based compensation	99	—
Bargain purchase gain on branch acquisition	(201)	—
Losses on disposal of premises and equipment	—	2
Deferred income tax expense	134	1,971
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(400)	41
Decrease (increase) in other assets	40	(636)
Increase in accrued expenses and other liabilities	161	372

Net cash provided by operating activities	$4,601	$7,006

Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$17,725	$35,781
Proceeds from maturities, calls, and principal payments of securities held to maturity	2,341	—
Proceeds from redemption of restricted securities	638	438
Purchases of securities available for sale	(40,723)	(14,219)
Purchases of securities held to maturity	(68,995)	—
Purchases of restricted securities	(663)	—
Purchase of premises and equipment	(1,999)	(475)
Proceeds from sale of premises and equipment	—	22
Proceeds from sale of other real estate owned	717	1,502
Purchase of bank owned life insurance	(12)	(12)
Net increase in loans	(63,346)	(22,982)
Acquisition of branches, net cash paid	179,501	—

Net cash provided by investing activities	$25,184	$55

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Years Ended December 31, 2015 and 2014

(in thousands)

	2015	2014
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$17,514	$15,649
Net decrease in time deposits	(21,311)	(22,022)
(Decrease) increase in federal funds purchased	(52)	52
Proceeds from other borrowings	15,000	—
Principal payments on other borrowings	(15,026)	(6,026)
Proceeds from subordinated debt, net of issuance costs	4,910	—
Cash dividends paid on common stock, net of reinvestment	(454)	(342)
Cash dividends paid on preferred stock	(1,281)	(1,035)
Repurchase of common stock	(1)	—
Redemption of preferred stock	(14,595)	—

Net cash used in financing activities	$(15,296)	$(13,724)

Increase (decrease) in cash and cash equivalents	$14,489	$(6,663)
Cash and Cash Equivalents
Beginning	24,845	31,508

Ending	$39,334	$24,845

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,685	$1,820

Income taxes	$929	$601

Supplemental Disclosures of Noncash Transactions
Unrealized (losses) gains on securities available for sale	$(90)	$1,510

Change in pension liability	$(38)	$1,888

Transfer from loans to loans held for sale	$—	$1,450

Transfer from loans to other real estate owned	$1,664	$139

Issuance of common stock, dividend reinvestment plan	$37	$26

Transactions Related to Acquisition
Assets acquired	$193,638	$—
Liabilities assumed	186,819	—

Net assets acquired	$6,819	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2015 and 2014

(in thousands, except share and per share data)

					Accumulated
					Other
	Preferred Stock	Common Stock	Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2013	$14,564	$6,127	$6,813	$27,360	$(1,304)	$53,560
Net income	—	—	—	7,631	—	7,631
Other comprehensive loss	—	—	—	—	(250)	(250)
Cash dividends on common stock ($0.075 per share)	—	—	—	(368)	—	(368)
Issuance of 3,113 shares common stock, dividend reinvestment plan	—	4	22	—	—	26
Cash dividends on preferred stock	—	—	—	(1,035)	—	(1,035)
Accretion of preferred stock discount	31	—	—	(31)	—	—

Balance, December 31, 2014	$14,595	$6,131	$6,835	$33,557	$(1,554)	$59,564

					Accumulated
					Other
	Preferred Stock	Common Stock	Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2014	$14,595	$6,131	$6,835	$33,557	$(1,554)	$59,564
Net income	—	—	—	2,655	—	2,655
Other comprehensive loss	—	—	—	—	(34)	(34)
Cash dividends on common stock ($0.10 per share)	—	—	—	(491)	—	(491)
Stock-based compensation	—	—	99	—	—	99
Issuance of 4,109 shares common stock, dividend reinvestment plan	—	5	32	—	—	37
Issuance of 7,582 shares common stock, stock incentive plan	—	9	(9)	—	—	—
Repurchase of 138 shares common stock, stock incentive plan	—	—	(1)	—	—	(1)
Cash dividends on preferred stock	—	—	—	(1,281)	—	(1,281)
Redemption of preferred stock	(14,595)	—	—	—	—	(14,595)

Balance, December 31, 2015	$—	$6,145	$6,956	$34,440	$(1,588)	$45,953

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of other real estate owned, valuation of assets and liabilities included in the acquisition of six branch banking operations from Bank of America, National Association (the Acquisition), pension obligations and other-than-temporary impairment of securities.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the Shenandoah Valley and central regions of Virginia. The types of lending that the Company engages in are included in Note 3. The Company does not have a significant concentration to any one customer.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company has defined cash equivalents as those amounts included in the balance sheet captions “Cash and due from banks” and “Interest-bearing deposits in banks.”

Securities

Investments in debt securities with readily determinable fair values are classified as either held to maturity (HTM), available for sale (AFS) or trading based on management’s intent. Currently, all of the Company’s debt securities are classified as either AFS or HTM. Equity investments in the FHLB, the Federal Reserve Bank of Richmond and Community Bankers Bank are separately classified as restricted securities and are carried at cost. AFS securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income, and HTM securities are carried at amortized cost. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains or losses on the sale of securities are recorded on the trade date using the amortized cost of the specific security sold.

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

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. When a loan is returned to accrual status, interest income is recognized based on the new effective yield to maturity of the loan.

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

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy noted above. There were $982 thousand and $1.9 million in loans classified as TDRs as of December 31, 2015 and 2014, respectively.

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

Other Real Estate Owned

Other real estate owned (OREO) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is initially recorded at fair value less estimated costs to sell to establish a new cost basis. OREO is subsequently reported at the lower of cost or fair value less costs to sell, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its distressed asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of other real estate owned each quarter and adjusts the values as appropriate. Revenue and expenses from operations and changes in the valuation allowance are included in other real estate owned expenses (income).

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

Intangible Assets

Intangible assets consist of core deposit intangible assets arising from branch acquisitions which are amortized on an accelerated method over their estimated useful lives, which range from six to nine years.

Stock Based Compensation

Compensation cost is recognized for restricted stock units and other stock awards issued to employees and directors based on the fair value of the awards at the date of grant. The market price of the Company’s common stock at the date of grant is used to estimate the fair value of restricted stock units and other stock awards.

Retirement Plans

Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) and profit sharing plan expense is the amount of matching contributions.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 11 for details on the Company’s income taxes.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There was no liability for unrecognized tax benefits recorded as of December 31, 2015 and 2014. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the consolidated statement of operations.

Wealth Management Department

Securities and other property held by the wealth management department in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Earnings Per Common Share

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Shares not committed to be released under the Company’s leveraged Employee Stock Ownership Plan (ESOP) are not considered to be outstanding. See Note 14 for further information regarding earnings per common share and see Note 13 for further information on the Company’s ESOP.

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense incurred for 2015 and 2014 was $400 thousand and $313 thousand, respectively.

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718),” should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company does not expect the adoption of ASU 2014-12 to have an impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have an impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have an impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company’s early adoption of ASU 2015-03 did not have a material impact on its consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments in ASU 2015-08 amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) – 1. Fully Benefit-Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient.” The amendments within this ASU are in 3 parts. Among other things, Part 1 amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part II amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part III amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts 1 and 2 of this ASU are effective on a retrospective basis and Part 3 is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-12 to have a material impact on its consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the “S” section of the Codification. The adoption of ASU 2015-15 did not have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” Among other things, the amendments in ASU 2016-07, eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early Adoption is permitted. The Company is currently assessing the impact that ASU 2016-07 will have on its consolidated financial statements.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of states and political subdivisions and corporate equity securities. Amortized costs and fair values of securities at December 31, 2015 and 2014 were as follows (in thousands):

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$89,919	$261	$(843)	$89,337
Obligations of states and political subdivisions	15,931	333	(50)	16,214
Corporate equity securities	1	7	—	8

Total securities available for sale	$105,851	$601	$(893)	$105,559

Securities held to maturity:
U.S. agency and mortgage-backed securities	$49,662	$36	$(326)	$49,372
Obligations of states and political subdivisions	15,357	228	(19)	15,566
Corporate debt securities	1,500	—	—	1,500

Total securities held to maturity	$66,519	$264	$(345)	$66,438

Total securities	$172,370	$865	$(1,238)	$171,997

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$67,462	$374	$(807)	$67,029
Obligations of states and political subdivisions	16,031	325	(99)	16,257
Corporate equity securities	1	5	—	6

Total securities available for sale	$83,494	$704	$(906)	$83,292

At December 31, 2015 and 2014, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Loss)	Fair Value	(Loss)	Fair Value	(Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$50,185	$(464)	$13,409	$(379)	$63,594	$(843)
Obligations of states and political subdivisions	2,395	(15)	1,053	(35)	3,448	(50)

Total securities available for sale	$52,580	$(479)	$14,462	$(414)	$67,042	$(893)

Securities held to maturity:
U.S. agency and mortgage-backed securities	$32,791	$(326)	$—	$—	$32,791	$(326)
Obligations of states and political subdivisions	3,052	(19)	—	—	3,052	(19)

Total securities held to maturity	$35,843	$(345)	$—	$—	$35,843	$(345)

Total securities	$88,423	$(824)	$14,462	$(414)	$102,885	$(1,238)

	2014
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Loss)	Fair Value	(Loss)	Fair Value	(Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$8,677	$(60)	$32,527	$(747)	$41,204	$(807)
Obligations of states and political subdivisions	715	(1)	2,841	(98)	3,556	(99)

Total securities available for sale	$9,392	$(61)	$35,368	$(845)	$44,760	$(906)

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

At December 31, 2015, there were fifty-two U.S. agency and mortgage-backed securities and thirteen obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.6 years at December 31, 2015. At December 31, 2014, there were twenty-nine U.S. agency and mortgage-backed securities and seven obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2014. The weighted-average re-pricing term of the portfolio was 3.9 years at December 31, 2014. The unrealized losses at December 31, 2015 in the U.S. agency and mortgage-backed securities portfolio and the obligation of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at December 31, 2015 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$382	$383	$—	$—
Due after one year through five years	11,733	11,693	632	635
Due after five years through ten years	16,013	16,113	19,510	19,564
Due after ten years	77,722	77,362	46,377	46,239
Corporate equity securities	1	8	—	—

	$105,851	$105,559	$66,519	$66,438

Proceeds from maturities, calls, principal payments, and sales of securities available for sale during 2015 and 2014 were $17.7 million and $35.8 million, respectively. There were no gross gains realized on calls and sales during 2015. Gross gains of $787 thousand were realized on calls and sales during 2014. Gross losses of $55 thousand and $91 thousand were realized on calls and sales during 2015 and 2014, respectively.

There were no proceeds from sales of securities held to maturity during 2015 and 2014. Proceeds from maturities, calls, and principal payments of securities held to maturity during 2015 were $2.3 million. During 2014, there were no proceeds from maturities, call and principal payments of securities held to maturity. The Company did not realize any gross gains or gross losses on held to maturity securities during 2015 or 2014.

Securities having a fair value of $26.9 million and $4.5 million at December 31, 2015 and 2014 were pledged to secure public deposits and for other purposes required by law.

Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015, and no impairment has been recognized.

The composition of restricted securities at December 31, 2015 and 2014 was as follows (in thousands):

	2015	2014
Federal Home Loan Bank stock	$466	$470
Federal Reserve Bank stock	875	846
Community Bankers’ Bank stock	50	50

	$1,391	$1,366

Note 3. Loans

Loans at December 31, 2015 and 2014 are summarized as follows (in thousands):

	2015	2014
Real estate loans:
Construction and land development	$33,135	$29,475
Secured by 1-4 family residential	189,286	163,727
Other real estate	181,447	151,802
Commercial and industrial loans	24,048	21,166
Consumer and other loans	11,083	12,240

Total loans	$438,999	$378,410
Allowance for loan losses	(5,524)	(6,718)

Loans, net	$433,475	$371,692

Net deferred loan costs included in the above loan categories were $54 thousand and $130 thousand at December 31, 2015 and 2014, respectively. Consumer and other loans included $257 thousand and $285 thousand of demand deposit overdrafts at December 31, 2015 and 2014, respectively.

The following tables provide a summary of loan classes and an aging of past due loans as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$—	$—	$—	$33,135	$33,135	$1,269	$—
1-4 family residential	635	18	264	917	188,369	189,286	346	—
Other real estate loans	387	358	790	1,535	179,912	181,447	2,145	—
Commercial and industrial	—	—	92	92	23,956	24,048	94	92
Consumer and other loans	20	—	—	20	11,063	11,083	—	—

Total	$1,042	$376	$1,146	$2,564	$436,435	$438,999	$3,854	$92

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$2,441	$71	$—	$2,512	$26,963	$29,475	$1,787	$—
1-4 family residential	504	323	754	1,581	162,146	163,727	1,342	—
Other real estate loans	554	800	2,519	3,873	147,929	151,802	4,756	—
Commercial and industrial	10	106	—	116	21,050	21,166	115	—
Consumer and other loans	14	—	—	14	12,226	12,240	—	—

Total	$3,523	$1,300	$3,273	$8,096	$370,314	$378,410	$8,000	$—

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$26,371	$2,587	$4,177	$—	$33,135
Secured by 1-4 family residential	182,595	3,376	3,315	—	189,286
Other real estate loans	165,310	9,977	6,160	—	181,447
Commercial and industrial	23,351	432	265	—	24,048
Consumer and other loans	11,083	—	—	—	11,083

Total	$408,710	$16,372	$13,917	$—	$438,999

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$20,476	$2,962	$6,037	$—	$29,475
Secured by 1-4 family residential	152,004	5,058	6,665	—	163,727
Other real estate loans	126,211	14,776	10,815	—	151,802
Commercial and industrial	20,428	463	275	—	21,166
Consumer and other loans	12,240	—	—	—	12,240

Total	$331,359	$23,259	$23,792	$—	$378,410

Note 4. Allowance for Loan Losses

The following tables present, as of December 31, 2015 and 2014, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology (in thousands).

	December 31, 2015
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2014	$1,403	$1,204	$3,658	$310	$143	$6,718
Charge-offs	—	(142)	(1,125)	(59)	(512)	(1,838)
Recoveries	4	373	2	72	293	744
Provision for (recovery of) loan losses	125	(496)	(1)	(17)	289	(100)

Ending Balance, December 31, 2015	$1,532	$939	$2,534	$306	$213	$5,524

Ending Balance:
Individually evaluated for impairment	326	23	195	—	—	544
Collectively evaluated for impairment	1,206	916	2,339	306	213	4,980
Loans:
Ending Balance	33,135	189,286	181,447	24,048	11,083	438,999
Individually evaluated for impairment	2,544	2,044	3,023	94	—	7,705
Collectively evaluated for impairment	30,591	187,242	178,424	23,954	11,083	431,294

	December 31, 2014
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2013	$2,710	$2,975	$4,418	$442	$99	$10,644
Charge-offs	(91)	(272)	(203)	(43)	(318)	(927)
Recoveries	80	15	509	18	229	851
Provision for (recovery of) loan losses	(1,296)	(1,514)	(1,066)	(107)	133	(3,850)

Ending Balance, December 31, 2014	$1,403	$1,204	$3,658	$310	$143	$6,718

Ending Balance:
Individually evaluated for impairment	245	173	1,456	33	—	1,907
Collectively evaluated for impairment	1,158	1,031	2,202	277	143	4,811
Loans:
Ending Balance	29,475	163,727	151,802	21,166	12,240	378,410
Individually evaluated for impairment	3,205	3,414	7,183	120	—	13,922
Collectively evaluated for impairment	26,270	160,313	144,619	21,046	12,240	364,488

Impaired loans and the related allowance at December 31, 2015 and 2014, were as follows (in thousands):

	December 31, 2015
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,741	$2,206	$338	$2,544	$326	$2,967	$60
Secured by 1-4 family	2,116	2,021	23	2,044	23	2,526	107
Other real estate loans	3,492	2,463	560	3,023	195	4,933	58
Commercial and industrial	107	94	—	94	—	118	—
Consumer and other loans	—	—	—	—	—	—	—

Total	$8,456	$6,784	$921	$7,705	$544	$10,544	$225

	December 31, 2014
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$3,299	$2,800	$405	$3,205	$245	$5,532	$40
Secured by 1-4 family	4,327	2,526	888	3,414	173	3,433	138
Other real estate loans	7,623	3,708	3,475	7,183	1,456	10,115	206
Commercial and industrial	127	5	115	120	33	159	1
Consumer and other loans	—	—	—	—	—	—	—

Total	$15,376	$9,039	$4,883	$13,922	$1,907	$19,239	$385

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table. The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on non-accrual loans.

As of December 31, 2015, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $982 thousand. At December 31, 2015, $317 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $1.9 million in TDRs at December 31, 2014, $790 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the year ended December 31, 2015. There was one loan modified under a TDR during the year ended December 31, 2014 because the loan term was extended at a below market rate of interest. The recorded investment for this loan prior to the modification totaled $283 thousand and the recorded investment after the modification totaled $344 thousand. The Bank disbursed an additional $61 thousand to the borrower at modification for improvements to the collateral for the loan, which enabled the borrower to secure a tenant, thus improving their cash flow and their ability to repay the loan. The following table provides further information regarding loans modified under TDRs during the year ended December 31, 2014 (dollars in thousands):

For the year ended December 31, 2014
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Real estate loans:
Construction	—	$—	$—
Secured by 1-4 family	—	—	—
Other real estate loans	1	283	344
Commercial and industrial	—	—	—
Consumer and other loans	—	—	—

Total	1	$283	$344

For the years ended December 31, 2015 and 2014, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification.

Management defines default as over ninety days past due or the foreclosure and repossession of the collateral and charge-off of the loan during the twelve month period subsequent to the modification.

There were no non-accrual loans excluded from impaired loan disclosure at December 31, 2015 and December 31, 2014. Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $243 thousand and $423 thousand during the years ended December 31, 2015 and 2014, respectively.

Note 5. Other Real Estate Owned

OREO was primarily comprised of raw land, non-residential properties and residential properties, and are located primarily in the Commonwealth of Virginia. Changes in the balance for OREO are as follows (in thousands):

	2015	2014
Balance at the beginning of year, gross	$2,263	$4,695
Transfers in	1,664	139
Charge-offs	(381)	(1,302)
Sales proceeds	(717)	(1,502)
Gain on disposition	74	307
Deferred gain recognized	—	(73)
Depreciation	—	(1)

Balance at the end of year, gross	2,903	2,263
Less: valuation allowance	(224)	(375)

Balance at the end of year, net	$2,679	$1,888

At December 31, 2015, the carrying amount of residential real estate properties included in OREO was $627 thousand. There were no residential real estate properties included in OREO at December 31, 2014. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2015.

Changes in the allowance for OREO losses are as follows (in thousands):

	2015	2014
Balance at beginning of year	$375	$1,665
Provision for losses	230	12
Charge-offs, net	(381)	(1,302)

Balance at end of year	$224	$375

Net expenses applicable to OREO, other than the provision for losses, were $196 thousand and $81 thousand for the years ended December 31, 2015 and 2014, respectively.

Note 6. Premises and Equipment

Premises and equipment are summarized as follows at December 31, 2015 and 2014 (in thousands):

	2015	2014
Land	$4,974	$4,393
Buildings and leasehold improvements	19,390	15,041
Furniture and equipment	11,251	9,686
Construction in process	20	42

	$35,635	$29,162
Less accumulated depreciation	14,246	13,036

	$21,389	$16,126

Depreciation expense included in operating expenses for 2015 and 2014 was $1.2 million and $967 thousand, respectively.

Note 7. Deposits

The aggregate amount of time deposits, in denominations of $250 thousand or more, was $10.6 million and $11.4 million at December 31, 2015 and 2014, respectively.

The Bank obtains certain deposits through the efforts of third-party brokers. At December 31, 2015 and 2014, brokered deposits totaled $600 thousand and $1.9 million, respectively, and were included in time deposits on the Company’s consolidated financial statements.

At December 31, 2015, the scheduled maturities of time deposits were as follows (in thousands):

2016	$80,485
2017	16,826
2018	15,141
2019	11,843
2020	15,013
Thereafter	1,793

$141,101

Note 8. Other Borrowings

The Bank had unused lines of credit totaling $128.1 million and $121.1 million available with non-affiliated banks at December 31, 2015 and 2014, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $83.6 million at December 31, 2015. The Bank had collateral pledged on the borrowing line at December 31, 2015, including real estate loans totaling $105.1 million and Federal Home Loan Bank stock of $466 thousand.

The Bank also had a letter of credit from the FHLB totaling $23.0 million at December 31, 2014, which was terminated by the Bank on September 1, 2015. The Bank had collateral pledged on the borrowing line and letter of credit at December 31, 2014, including real estate loans totaling $101.9 million and Federal Home Loan Bank stock of $470 thousand.

At December 31, 2014, the Bank had a note payable totaling $26 thousand, secured by a deed of trust, for land purchased to construct a banking office, which was paid-off by the Bank on December 17, 2015. The note required monthly payments of $2 thousand. The fixed interest rate on this loan was 4.00%.

Note 9. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note qualifies as Tier 2 capital for regulatory capital purposes and at December 31, 2015, the total amount of subordinated debt issued was included in the Company’s Tier 2 capital.

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

Note 10. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2015 and 2014 was 3.13% and 2.84%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2015 and 2014 was 1.93% and 1.84%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the junior subordinated debt may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total junior subordinated debt. The portion of the junior subordinated debt not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2015 and December 31, 2014, the total amount of junior subordinated debt issued by the Trusts was included in the Company’s Tier 1 capital.

Note 11. Income Taxes

The Company is subject to U.S. federal and Virginia income tax as well as bank franchise tax in the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2012.

Net deferred tax assets consisted of the following components at December 31, 2015 and 2014 (in thousands):

	2015	2014
Deferred Tax Assets
Allowance for loan losses	$1,878	$2,284
Allowance for other real estate owned	76	127
Unfunded pension liability	719	732
Gain on other real estate owned	672	639
Securities available for sale	102	71
Accrued pension	568	392
Core deposit intangible	179	13
Unvested stock-based compensation	11	—

	$4,205	$4,258

Deferred Tax Liabilities
Depreciation	$693	$604
Discount accretion	2	2
Loan origination fees, net	18	44

	$713	$650

Net deferred tax assets	$3,492	$3,608

The income tax expense for the years ended December 31, 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Current tax expense	$822	$1,528
Deferred tax expense	134	1,971

	$956	$3,499

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2015 and 2014, due to the following (in thousands):

	2015	2014
Computed tax expense at statutory federal rate	$1,227	$3,784
Decrease in income taxes resulting from:
Tax-exempt interest and dividend income	(201)	(189)
Other	(70)	(96)

	$956	$3,499

Note 12. Funds Restrictions and Reserve Balance

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. At December 31, 2015, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent company, without prior regulatory approval, totaled $7.8 million. The amount of unrestricted funds is determined by subtracting the total dividend payments of the Bank from the Bank’s net income for that year, combined with the Bank’s retained net income for the preceding two years. Beginning on January 1, 2016, the Bank could not transfer funds to the Company without prior approval from regulatory authorities under current supervisory practices.

The Bank must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2015 and 2014, the aggregate amounts of daily average required balances were approximately $5.6 million and $613 thousand, respectively.

Note 13. Benefit Plans

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

The following tables provide a reconciliation of the changes in the plan benefit obligation and the fair value of assets for the periods ended December 31, 2015 and 2014 (in thousands).

	2015	2014
Change in Benefit Obligation
Benefit obligation, beginning of year	$7,729	$5,501
Service cost	446	347
Interest cost	302	269
Actuarial (gain) loss	(271)	1,769
Benefits paid	(99)	(157)

Benefit obligation, end of year	$8,107	$7,729

Changes in Plan Assets
Fair value of plan assets, beginning of year	$4,368	$4,329
Actual return on plan assets	(5)	196
Benefits paid	(99)	(157)

Fair value of assets, end of year	$4,264	$4,368

Funded Status, end of year	$(3,843)	$(3,361)

Amount Recognized in Other Liabilities	$(3,843)	$(3,361)

Amounts Recognized in Accumulated Other Comprehensive Loss, net of tax
Net loss	$2,115	$2,153
Deferred income tax benefit	(719)	(732)

Amount recognized	$1,396	$1,421

Weighted Average Assumptions Used to Determine Benefit Obligation
Discount rate used for disclosure	4.25%	4.00%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%

	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$446	$347
Interest cost	302	269
Expected return on plan assets	(314)	(315)
Recognized net actuarial loss	86	—

Net periodic benefit cost	$520	$301

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net (gain) loss	$(38)	$1,888

Total recognized in other comprehensive loss	$(38)	$1,888

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss	$482	$2,189

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	4.00%	5.00%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%

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

The pension plan’s weighted-average asset allocations at the end of the plan year for 2015 and 2014, by asset category were as follows:

	2015	2014
Asset Category
Mutual funds - fixed income	40%	39%
Mutual funds - equity	60%	61%

Total	100%	100%

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

The following tables set forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2015 and 2014 (in thousands):

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Fixed income funds	$1,720	$1,720	$—	$—
Equity funds	2,544	2,544	—	—

Total	$4,264	$4,264	$—	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Fixed income funds	$1,711	$1,711	$—	$—
Equity funds	2,657	2,657	—	—

Total	$4,368	$4,368	$—	$—

The Company did not make a cash contribution during the years ended December 31, 2015 and 2014, and expects to make no contribution during the year ended December 31, 2016. The accumulated benefit obligation for the defined benefit pension plan was $5.6 million and $5.3 million at December 31, 2015 and 2014, respectively.

Estimated future benefit payments, which reflect expected future service, as appropriate, were as follows at December 31, 2015 (in thousands):

2016	$620
2017	188
2018	30
2019	31
2020	463
Years 2021-2025	2,544

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution for eligible employees hired on or after May 1, 2011. This contribution is allocated based on years of service to participants who were hired on or after May 1, 2011 who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. The amount that the Company matches is contributed for the benefit of the respective employee to the employee stock ownership plan (ESOP). All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2015 and 2014, expense attributable to the Plan amounted to $451 thousand and $306 thousand, respectively.

Employee Stock Ownership Plan

On January 1, 2000, the Company established an employee stock ownership plan. The ESOP provides an opportunity for the Company to award shares of First National Corporation stock to employees at its discretion. Employees are eligible to participate in the ESOP effective immediately upon beginning service with the Company. Participants become 100% vested after two years of credited service. In addition to the 401(k) matching contributions made by the Company to the ESOP, the Board of Directors may make discretionary contributions, within certain limitations prescribed by federal tax regulations. There was no compensation expense for the ESOP for the years ended December 31, 2015 and 2014. Shares of the Company held by the ESOP at December 31, 2015 and 2014 were 208,168 and 173,823, respectively.

Note 14. Earnings per Common Share

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

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2015 and 2014 (dollars in thousands, except per share data):

	2015	2014
(Numerator):
Net income	$2,655	$7,631
Effective dividend and accretion on preferred stock	1,113	1,138

Net income available to common shareholders	$1,542	$6,493

(Denominator):
Weighted average shares outstanding – basic	4,910,608	4,902,389
Potentially dilutive common shares – restricted stock units	2,566	—

Weighted average shares outstanding – diluted	4,913,174	4,902,389

Income per common share
Basic	$0.31	$1.32
Diluted	$0.31	$1.32

Note 15. Commitments and Unfunded Credits

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

At December 31, 2015 and 2014, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2015	2014
Commitments to extend credit and unfunded commitments under lines of credit	$61,115	$60,019
Stand-by letters of credit	7,732	9,763

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

At December 31, 2015, the Bank had $10.8 million in locked-rate commitments to originate mortgage loans and $323 thousand in loans held for sale. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2015 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $18 thousand.

Note 16. Transactions with Related Parties

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. In management’s opinion, these transactions were made on substantially the same terms as those prevailing for other customers.

At December 31, 2015 and 2014, these loans totaled $593 thousand and $2.4 million, respectively. During 2015, total principal additions were $1 thousand and total principal payments were $29 thousand. Adjustments to related party loan balances during 2015 due to transition of related parties totaled approximately $1.8 million.

Deposits from related parties held by the Bank at December 31, 2015 and 2014 amounted to $3.2 million and $5.7 million, respectively.

Note 17. Lease Commitments

The Company was obligated under noncancelable leases for banking premises. Total rental expense for operating leases for 2015 and 2014 was $112 thousand and $99 thousand, respectively. Minimum rental commitments under noncancelable leases with terms in excess of one year as of December 31, 2015 were as follows (in thousands):

Operating Leases
2016	$60
2017	43
2018	22
2019	4

Total minimum payments	$129

Note 18. Dividend Reinvestment Plan

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

The Company issued 4,109 and 3,113 common shares to the DRIP during the years ended December 31, 2015 and 2014, respectively.

Note 19. Fair Value Measurements

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

The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands).

		Fair Value Measurements at December 31, 2015
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Balance as of December 31, 2015
Description
Securities available for sale
U.S. agency and mortgage-backed securities	$89,337	$—	$89,337	$—
Obligations of states and political subdivisions	16,214	—	16,214	—
Corporate equity securities	8	8	—	—

	$105,559	$8	$105,551	$—

		Fair Value Measurements at December 31, 2014
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Balance as of December 31, 2014
Description
Securities available for sale
U.S. agency and mortgage-backed securities	$67,029	$—	$67,029	$—
Obligations of states and political subdivisions	16,257	—	16,257	—
Corporate equity securities	6	6	—	—

	$83,292	$6	$83,286	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2015 and 2014.

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

Other real estate owned

Loans are transferred to other real estate owned when the collateral securing them is foreclosed on or acquired through a deed in lieu of foreclosure. The measurement of loss associated with other real estate owned is based on the appraisal documents and assessed the same way as impaired loans described above. Any fair value adjustments are recorded in the period incurred as other real estate owned expense on the Consolidated Statements of Income.

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014 (dollars in thousands).

		Fair Value Measurements at December 31, 2015
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Balance as of December 31, 2015
Description
Impaired loans, net	$377	$—	$—	$377
Other real estate owned, net	2,679	—	—	2,679

		Fair Value Measurements at December 31, 2014
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Balance as of December 31, 2014
Description
Impaired loans, net	$2,976	$—	$—	$2,976
Other real estate owned, net	1,888	—	—	1,888

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted- Average)
Impaired loans, net	$377	Property appraisals	Selling cost	2-10% (5%	)
Other real estate owned, net	2,679	Property appraisals	Selling cost	7%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted- Average)
Impaired loans, net	$2,976	Property appraisals	Selling cost	10%
Other real estate owned, net	1,888	Property appraisals	Selling cost	7%

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

Deposit Liabilities

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-rate certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2015 and 2014, fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014 are as follows (in thousands):

	Fair Value Measurements at December 31, 2015 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$39,334	$39,334	$—	$—	$39,334
Securities available for sale	105,559	8	105,551	—	105,559
Securities held to maturity	66,519	—	64,938	1,500	66,438
Restricted securities	1,391	—	1,391	—	1,391
Loans held for sale	323	—	323	—	323
Loans, net	433,475	—	—	438,392	438,392
Bank owned life insurance	11,742	—	11,742	—	11,742
Accrued interest receivable	1,661	—	1,661	—	1,661
Financial Liabilities
Deposits	$627,116	$—	$486,015	$140,306	$626,321
Subordinated debt	4,913	—	—	4,913	4,913
Junior subordinated debt	9,279	—	—	8,141	8,141
Accrued interest payable	117	—	117	—	117

	Fair Value Measurements at December 31, 2014 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$24,845	$24,845	$—	$—	$24,845
Securities	83,292	6	83,286	—	83,292
Restricted securities	1,366	—	1,366	—	1,366
Loans held for sale	328	—	328	—	328
Loans, net	371,692	—	—	378,930	378,930
Bank owned life insurance	11,357	—	11,357	—	11,357
Accrued interest receivable	1,261	—	1,261	—	1,261
Financial Liabilities
Deposits	$444,338	$—	$342,604	$101,606	$444,210
Federal funds purchased	52	—	52	—	52
Other borrowings	26	—	—	26	26
Junior subordinated debt	9,279	—	—	9,756	9,756
Accrued interest payable	135	—	135	—	135

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

Note 20. Regulatory Matters

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

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015, with full compliance of all the requirements being phased in over a multi-year schedule, and becoming fully phased in by January 1, 2019. As part of the new requirements, the common equity Tier 1 capital ratio is calculated and utilized in the assessment of capital for all institutions. Capital amounts and ratios for December 31, 2014 were calculated using Basel I rules, which were effective until January 1, 2015.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2015 and December 31, 2014, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2015, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank declared and paid cash dividends on common stock to the Company totaling $13.5 million during 2015. A comparison of the capital of the Bank at December 31, 2015 and December 31, 2014 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015:
Total Capital (to Risk-Weighted Assets)	$61,513	13.86%	$35,497	8.00%	$44,372	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$55,989	12.62%	$26,623	6.00%	$35,497	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$55,989	12.62%	$19,967	4.50%	$28,842	6.50%
Tier 1 Capital (to Average Assets)	$55,989	8.12%	$27,571	4.00%	$34,464	5.00%

December 31, 2014:
Total Capital (to Risk-Weighted Assets)	$71,941	19.14%	$30,077	8.00%	$37,596	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$67,217	17.88%	$15,038	4.00%	$22,557	6.00%
Tier 1 Capital (to Average Assets)	$67,217	12.90%	$20,841	4.00%	$26,051	5.00%

Note 21. Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(1,129)	$(175)	$(1,304)
Unrealized holding gains (net of tax, $750)	1,456	—	1,456
Reclassification adjustment (net of tax, ($236))	(460)	—	(460)
Pension liability adjustment (net of tax, ($642))	—	(1,246)	(1,246)

Change during period	996	(1,246)	(250)

Balance at December 31, 2014	$(133)	$(1,421)	$(1,554)
Unrealized holding losses (net of tax, ($50))	(95)	—	(95)
Reclassification adjustment (net of tax, $19)	36	—	36
Pension liability adjustment (net of tax, $13)	—	25	25

Change during period	(59)	25	(34)

Balance at December 31, 2015	$(192)	$(1,396)	$(1,588)

The following table presents information related to reclassifications from accumulated other comprehensive loss for the years ended December 31, 2015 and 2014 (in thousands):

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	For the year ended December 31,
	2015	2014
Securities available for sale:
Net securities losses (gains) reclassified into earnings	$ 55	$ (696)	Net (losses) gains on calls and sales of securities available for sale
Related income tax (benefit) expense	(19)	236	Income tax expense

Total reclassifications	$ 36	$ (460)	Net of tax

Note 22. Preferred Stock

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

Note 23. Stock Compensation Plans

On May 13, 2014, the Company’s shareholders approved the First National Corporation 2014 Stock Incentive Plan, which makes available up to 240,000 shares of common stock for the granting of stock options, restricted stock awards, stock appreciation rights and other stock-based awards. Awards are made at the discretion of the Board of Directors and compensation cost equal to the fair value of the award is recognized over the vesting period.

Stock Awards

Whenever the Company deems it appropriate to grant a stock award, the recipient receives a specified number of unrestricted shares of employer stock. Stock awards may be made by the Company at its discretion without cash consideration and may be granted as settlement of a performance-based compensation award.

During 2015, the Company granted and issued 960 shares of common stock to employees for their service during the recent branch acquisition and 2,440 shares of common stock to members of the Board of Directors for their dedicated service and support over the past several years. Compensation expense related to the awards totaled $28 thousand for the year ended December 31, 2015.

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

In 2015, 12,546 restricted stock units were granted to employees, with 4,182 units vesting immediately and 8,364 units subject to a two year vesting schedule with one half of the units vesting each year on the grant date anniversary. The recipient does not have any stockholder rights, including voting, dividend or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipient becomes the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	2015
	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2015	—	$—
Granted	12,546	9.00
Vested	(4,182)	9.00
Forfeited	—	—

Balance at December 31, 2015	8,364	$9.00

At December 31, 2015, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $42 thousand. This expense is expected to be recognized through 2017. Compensation expense related to restricted stock unit awards recognized for the year ended December 31, 2015 totaled $71 thousand. As of December 31, 2015, the Company does not expect the forfeiture of any unvested restricted stock units.

Note 24. Acquisition

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

Note 25. Subsequent Events

On February 10, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.03 per common share, which is payable on March 18, 2016 to shareholders of record as of March 4, 2016.

Note 26. Parent Company Only Financial Statements

FIRST NATIONAL CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2015 and 2014

(in thousands)

	2015	2014
Assets
Cash	$4,412	$2,421
Investment in subsidiaries, at cost, plus
undistributed net income	55,334	65,744
Other assets	408	685

Total assets	$60,154	$68,850

Liabilities and Shareholders’ Equity
Subordinated debt	$4,913	$—
Junior subordinated debt	9,279	9,279
Other liabilities	9	7

Total liabilities	$14,201	$9,286

Preferred stock	$—	$14,595
Common stock	6,145	6,131
Surplus	6,956	6,835
Retained earnings	34,440	33,557
Accumulated other comprehensive loss, net	(1,588)	(1,554)

Total shareholders’ equity	$45,953	$59,564

Total liabilities and shareholders’ equity	$60,154	$68,850

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Income

Years Ended December 31, 2015 and 2014

(in thousands)

	2015	2014
Income
Dividends from subsidiary	$13,500	$—
Other income	—	26

	$13,500	$26

Expense
Interest expense	$286	$218
Supplies	17	18
Legal and professional fees	78	37
Data processing	60	67
Management fee-subsidiary	250	251
Other expense	21	13

Total expense	$712	$604

Income (loss) before allocated tax benefits and undistributed income of subsidiary	$12,788	$(578)
Allocated income tax benefit	242	197

Income (loss) before equity in undistributed income of subsidiary	$13,030	$(381)
Equity in (distributed) undistributed income of subsidiary	(10,375)	8,012

Net income	$2,655	$7,631

Effective dividend and accretion on preferred stock	1,113	1,138

Net income available to common shareholders	$1,542	$6,493

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2015 and 2014

(in thousands)

	2015	2014
Cash Flows from Operating Activities
Net income	$2,655	$7,631
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed loss (income) of subsidiary	10,375	(8,012)
Amortization of debt issuance costs	3	—
(Increase) decrease in other assets	279	(216)
Increase in other liabilities	1	—

Net cash provided by (used in) operating activities	$13,313	$(597)

Cash Flows from Investing Activities
Distribution of capital to subsidiary	$—	$(1,000)

Net cash used in investing activities	$—	$(1,000)

Cash Flows from Financing Activities
Proceeds from subordinated debt, net of issuance costs	$4,910	$—
Cash dividends paid on common stock, net of reinvestment	(454)	(342)
Cash dividends paid on preferred stock	(1,281)	(1,035)
Net proceeds from issuance of common stock	99	—
Repurchase of common stock	(1)	—
Redemption of preferred stock	(14,595)	—

Net cash used in financing activities	$(11,322)	$(1,377)

Increase (decrease) in cash and cash equivalents	$1,991	$(2,974)
Cash and Cash Equivalents
Beginning	2,421	5,395

Ending	$4,412	$2,421

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2015 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Management’s Report on the Effectiveness of Internal Controls over Financial Reporting.”

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth under the headings “Election of Directors – Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” “Committees” and “Director Selection Process” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders (the Proxy Statement), which information is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) The response to this portion of Item 15 is included in Item 8 above.

(2) The response to this portion of Item 15 is included in Item 8 above.

(3) The following documents are attached hereto or incorporated herein by reference to Exhibits:

2.1	Purchase and Assumption Agreement, dated as of November 18, 2014, between Bank of America, National Association and First Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2014).

3.1	Amended and Restated Articles of Incorporation, as amended and restated on March 3, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008).

3.2	Articles of Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

3.3	By-laws of First National Corporation (as restated in electronic format as of May 11, 2015), attached as Exhibit 3.1 to the Current Report on Form 8-K filed May 15, 2015 and incorporated by reference herein.

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.1	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.2	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.4	Amendment to Employment Agreement between the Company and Dennis A. Dysart and M. Shane Bell (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2008).

10.5	Amendment to Employment Agreement between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2008).

10.8	Employment Agreement between the Company and Scott C. Harvard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2014).

10.9	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2013).

10.10	2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed February 11, 2015).

10.11	Form of Restricted Stock Unit (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2015).

10.12	Subordinated Loan Agreement, dated October 30, 2015, between First National Corporation and Community Funding CLO, Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2015).

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.

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

Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott C. Harvard President & Chief Executive Officer Director (principal executive officer)	Date: March 30, 2015

/s/ M. Shane Bell Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)	Date: March 30, 2015

/s/ Douglas C. Arthur Chairman of the Board of Directors	Date: March 30, 2015

/s/ Elizabeth H. Cottrell Vice Chairman of the Board of Directors	Date: March 30, 2015

/s/ Emily Marlow Beck Director	Date: March 30, 2015

/s/ Dr. Miles K. Davis Director	Date: March 30, 2015

/s/ Christopher E. French Director	Date: March 30, 2015

/s/ W. Michael Funk Director	Date: March 30, 2015

/s/ Gerald F. Smith, Jr. Director	Date: March 30, 2015

/s/ James R. Wilkins, III Director	Date: March 30, 2015

EXHIBIT INDEX

Number	Document

2.1	Purchase and Assumption Agreement, dated as of November 18, 2014, between Bank of America, National Association and First Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2014).

3.1	Amended and Restated Articles of Incorporation, as amended and restated on March 3, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008).

3.2	Articles of Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

3.3	By-laws of First National Corporation (as restated in electronic format as of May 11, 2015), attached as Exhibit 3.1 to the Current Report on Form 8-K filed May 15, 2015 and incorporated by reference herein.

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.1	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.2	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.4	Amendment to Employment Agreement between the Company and Dennis A. Dysart and M. Shane Bell (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2008).

10.5	Amendment to Employment Agreement between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2008).

10.8	Employment Agreement between the Company and Scott C. Harvard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2014).

10.9	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2013).

10.10	2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed February 11, 2015).

10.11	Form of Restricted Stock Unit (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2015).

10.12	Subordinated Loan Agreement, dated October 30, 2015, between First National Corporation and Community Funding CLO, Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2015).

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements.