Form 10-Q
period 2016-03-31
FIRST NATIONAL CORP /VA/
filed 2016-05-13
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2016, 4,924,539 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	March 31, 2016	December 31, 2015*
Assets
Cash and due from banks	$10,250	$8,247
Interest-bearing deposits in banks	29,077	31,087
Securities available for sale, at fair value	99,019	105,559
Securities held to maturity, at carrying value (fair value, 2016, $65,568; 2015, $66,438)	64,963	66,519
Restricted securities, at cost	1,548	1,391
Loans held for sale	523	323
Loans, net of allowance for loan losses, 2016, $5,520; 2015, $5,524	448,556	433,475
Other real estate owned, net of valuation allowance, 2016, $154; 2015, $224	2,112	2,679
Premises and equipment, net	21,366	21,389
Accrued interest receivable	1,741	1,661
Bank owned life insurance	13,828	11,742
Core deposit intangibles, net	2,115	2,322
Other assets	5,945	5,927

Total assets	$701,043	$692,321

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand deposits	$161,783	$157,070
Savings and interest-bearing demand deposits	334,599	328,945
Time deposits	136,736	141,101

Total deposits	$633,118	$627,116
Subordinated debt	4,917	4,913
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	6,029	5,060

Total liabilities	$653,343	$646,368

Shareholders’ Equity
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2016, 4,924,539 shares; 2015, 4,916,130 shares	$6,156	$6,145
Surplus	6,996	6,956
Retained earnings	35,391	34,440
Accumulated other comprehensive loss, net	(843)	(1,588)

Total shareholders’ equity	$47,700	$45,953

Total liabilities and shareholders’ equity	$701,043	$692,321

*	Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended March 31, 2016 and 2015

(in thousands, except per share data)

	(unaudited)	(unaudited)
	March 31, 2016	March 31, 2015
Interest and Dividend Income
Interest and fees on loans	$5,236	$4,540
Interest on deposits in banks	48	5
Interest and dividends on securities available for sale:
Taxable interest	741	358
Tax-exempt interest	147	64
Dividends	19	21

Total interest and dividend income	$6,191	$4,988

Interest Expense
Interest on deposits	$333	$300
Interest on federal funds purchased	3	1
Interest on subordinated debt	90	—
Interest on junior subordinated debt	61	54
Interest on other borrowings	5	1

Total interest expense	$492	$356

Net interest income	$5,699	$4,632
Provision for loan losses	—	—

Net interest income after provision for loan losses	$5,699	$4,632

Noninterest Income
Service charges on deposit accounts	$780	$547
ATM and check card fees	488	349
Wealth management fees	336	503
Fees for other customer services	147	107
Income from bank owned life insurance	86	74
Net gains (losses) on calls and sales of securities available for sale	6	(52)
Net gains on sale of loans	21	55
Other operating income	79	8

Total noninterest income	$1,943	$1,591

Noninterest Expense
Salaries and employee benefits	$3,444	$3,125
Occupancy	424	317
Equipment	432	281
Marketing	107	97
Supplies	101	345
Legal and professional fees	311	212
ATM and check card fees	205	155
FDIC assessment	122	67
Bank franchise tax	103	122
Telecommunications expense	114	85
Data processing expense	128	187
Postage expense	69	117
Amortization expense	207	4
Other real estate owned income, net	(72)	(36)
Other operating expense	422	409

Total noninterest expense	$6,117	$5,487

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Three months ended March 31, 2016 and 2015

(in thousands, except per share data)

	(unaudited)	(unaudited)
	March 31, 2016	March 31, 2015
Income before income taxes	$1,525	$736
Income tax expense	426	192

Net income	$1,099	$544

Effective dividend on preferred stock	—	329

Net income available to common shareholders	$1,099	$215

Earnings per common share
Basic	$0.22	$0.04
Diluted	$0.22	$0.04

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2016 and 2015

(in thousands)

	(unaudited)	(unaudited)
	March 31, 2016	March 31, 2015
Net income	$1,099	$544
Other comprehensive income, net of tax,
Unrealized holding gains on available for sale securities, net of tax $387 and $294, respectively	749	570
Reclassification adjustment for (gains) losses included in net income, net of tax ($2) and $18, respectively	(4)	34

Total other comprehensive income	745	604

Total comprehensive income	$1,844	$1,148

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three months ended March 31, 2016 and 2015

(in thousands)

	(unaudited)	(unaudited)
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Net income	$1,099	$544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	334	238
Amortization of core deposit intangibles	207	4
Amortization of debt issuance costs	4	—
Origination of loans held for sale	(1,506)	(2,210)
Proceeds from sale of loans held for sale	1,327	2,593
Net gains on sales of loans held for sale	(21)	(55)
Net (gains) losses on sale of securities available for sale	(6)	52
Net gains on sale of other real estate owned	(94)	(57)
Income from bank owned life insurance	(86)	(74)
Accretion of discounts and amortization of premiums on securities, net	219	148
Accretion of premium on time deposits	(51)	—
Stock-based compensation	40	43
Deferred income tax benefit	(76)	(2)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(80)	5
Increase in other assets	(45)	(5)
Increase in other liabilities	688	151

Net cash provided by operating activities	$1,953	$1,375

Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	7,531	3,668
Proceeds from maturities, calls, and principal payments of securities held to maturity	1,481	—
Purchase of securities available for sale	—	(10,515)
Net purchase of restricted securities	(157)	(633)
Purchase of premises and equipment	(311)	(410)
Proceeds from sale of other real estate owned	698	224
Purchase of bank owned life insurance	(2,000)	—
Net increase in loans	(15,118)	(20,282)

Net cash used in investing activities	$(7,876)	$(27,948)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and savings accounts	$10,367	$(792)
Net decrease in time deposits	(4,314)	(4,760)
Net increase in other borrowings	—	14,994
Cash dividends paid on common stock, net of reinvestment	(137)	(114)
Cash dividends paid on preferred stock	—	(329)
Increase in federal funds purchased	—	1,903

Net cash provided by financing activities	$5,916	$10,902

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three months ended March 31, 2016 and 2015

(in thousands)

	(unaudited)	(unaudited)
	March 31, 2016	March 31, 2015
Decrease in cash and cash equivalents	$(7)	$(15,671)
Cash and Cash Equivalents
Beginning	$39,334	$24,845

Ending	$39,327	$9,174

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$550	$371

Income Taxes	$271	$363

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains on securities available for sale	$1,130	$916

Transfer from loans to other real estate owned	$37	$228

Issuance of common stock, dividend reinvestment plan	$11	$8

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2016 and 2015

(in thousands, except share and per share data)

(unaudited)

					Accumulated
					Other
	Preferred Stock	Common Stock	Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2014	$14,595	$6,131	$6,835	$33,557	$(1,554)	$59,564
Net income	—	—	—	544	—	544
Other comprehensive income	—	—	—	—	604	604
Cash dividends on common stock ($0.025 per share)	—	—	—	(123)	—	(123)
Stock-based compensation	—	—	43	—	—	43
Issuance of 955 shares common stock, dividend reinvestment plan	—	1	8	—	—	9
Issuance of 4,182 shares common stock, stock incentive plan	—	5	(5)	—	—	—
Cash dividends on preferred stock	—	—	—	(329)	—	(329)

Balance, March 31, 2015	$14,595	$6,137	$6,881	$33,649	$(950)	$60,312

					Accumulated
					Other
	Preferred Stock	Common Stock	Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2015	$—	$6,145	$6,956	$34,440	$(1,588)	$45,953
Net income	—	—	—	1,099	—	1,099
Other comprehensive income	—	—	—	—	745	745
Cash dividends on common stock ($0.03 per share)	—	—	—	(148)	—	(148)
Stock-based compensation	—	—	40	—	—	40
Issuance of 1,185 shares common stock, dividend reinvestment plan	—	2	9	—	—	11
Issuance of 7,224 shares common stock, stock incentive plan	—	9	(9)	—	—	—

Balance, March 31, 2016	$—	$6,156	$6,996	$35,391	$(843)	$47,700

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1.  General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiaries, including First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2016 and December 31, 2015, the results of operations and comprehensive income for the three months ended March 31, 2016 and 2015 and the cash flows and changes in shareholders’ equity for the three months ended March 31, 2016 and 2015. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Recent Accounting Pronouncements

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

Notes to Consolidated Financial Statements

(unaudited)

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” Among other things, the amendments in ASU 2016-07, eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.

During March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

Notes to Consolidated Financial Statements

(unaudited)

Note 2.  Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. Amortized costs and fair values of securities at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$83,151	$694	$(205)	$83,640
Obligations of states and political subdivisions	15,029	355	(16)	15,368
Corporate equity securities	1	10	—	11

Total securities available for sale	$98,181	$1,059	$(221)	$99,019

Securities held to maturity:
U.S. agency and mortgage-backed securities	$48,126	$308	$(53)	$48,381
Obligations of states and political subdivisions	15,337	316	(4)	15,649
Corporate debt securities	1,500	38	—	1,538

Total securities held to maturity	$64,963	$662	$(57)	$65,568

Total securities	$163,144	$1,721	$(278)	$164,587

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$89,919	$261	$(843)	$89,337
Obligations of states and political subdivisions	15,931	333	(50)	16,214
Corporate equity securities	1	7	—	8

Total securities available for sale	$105,851	$601	$(893)	$105,559

Securities held to maturity:
U.S. agency and mortgage-backed securities	$49,662	$36	$(326)	$49,372
Obligations of states and political subdivisions	15,357	228	(19)	15,566
Corporate debt securities	1,500	—	—	1,500

Total securities held to maturity	$66,519	$264	$(345)	$66,438

Total securities	$172,370	$865	$(1,238)	$171,997

Notes to Consolidated Financial Statements

(unaudited)

At March 31, 2016 and December 31, 2015, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	March 31, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Loss)	Fair Value	(Loss)	Fair Value	(Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$12,958	$(36)	$11,779	$(169)	$24,737	$(205)
Obligations of states and political subdivisions	551	(1)	517	(15)	1,068	(16)

Total securities available for sale	$13,509	$(37)	$12,296	$(184)	$25,805	$(221)

Securities held to maturity:
U.S. agency and mortgage-backed securities	$8,935	$(53)	$—	$—	$8,935	$(53)
Obligations of states and political subdivisions	1,848	(4)	—	—	1,848	(4)

Total securities held to maturity	$10,783	$(57)	$—	$—	$10,783	$(57)

Total securities	$24,292	$(94)	$12,296	$(184)	$36,588	$(278)

	December 31, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Loss)	Fair Value	(Loss)	Fair Value	(Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$50,185	$(464)	$13,409	$(379)	$63,594	$(843)
Obligations of states and political subdivisions	2,395	(15)	1,053	(35)	3,448	(50)

Total securities available for sale	$52,580	$(479)	$14,462	$(414)	$67,042	$(893)

Securities held to maturity:
U.S. agency and mortgage-backed securities	$32,791	$(326)	$—	$—	$32,791	$(326)
Obligations of states and political subdivisions	3,052	(19)	—	—	3,052	(19)

Total securities held to maturity	$35,843	$(345)	$—	$—	$35,843	$(345)

Total securities	$88,423	$(824)	$14,462	$(414)	$102,885	$(1,238)

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

At March 31, 2016, there were twenty-one U.S. agency and mortgage-backed securities and six obligations of state and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.2 years at March 31, 2016. At December 31, 2015, there were fifty-two U.S. agency and mortgage-backed securities and thirteen obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was

Notes to Consolidated Financial Statements

(unaudited)

considered investment grade at December 31, 2015. The weighted-average re-pricing term of the portfolio was 4.6 years at December 31, 2015. The unrealized losses at March 31, 2016 in the U.S. agency and mortgage-backed securities portfolio and the obligation of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities available for sale at March 31, 2016 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$375	$376	$—	$—
Due after one year through five years	9,661	9,737	631	638
Due after five years through ten years	13,684	13,931	19,490	19,786
Due after ten years	74,460	74,964	44,842	45,144
Corporate equity securities	1	11	—	—

	$98,181	$99,019	$64,963	$65,568

Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016, and no impairment has been recognized.

The composition of restricted securities at March 31, 2016 and December 31, 2015 was as follows (in thousands):

	March 31, 2016	December 31, 2015
Federal Home Loan Bank stock	$623	$466
Federal Reserve Bank stock	875	875
Community Bankers’ Bank stock	50	50

	$1,548	$1,391

Note 3.  Loans

Loans at March 31, 2016 and December 31, 2015 are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Real estate loans:
Construction and land development	$31,505	$33,135
Secured by 1-4 family residential	196,165	189,286
Other real estate loans	191,306	181,447
Commercial and industrial loans	24,215	24,048
Consumer and other loans	10,885	11,083

Total loans	$454,076	$438,999
Allowance for loan losses	(5,520)	(5,524)

Loans, net	$448,556	$433,475

Notes to Consolidated Financial Statements

(unaudited)

Net deferred loan costs included in the above loan categories were $2 thousand and $54 thousand at March 31, 2016 and December 31, 2015, respectively. Consumer and other loans included $312 thousand and $257 thousand of demand deposit overdrafts at March 31, 2016 and December 31, 2015, respectively.

Risk characteristics of each loan portfolio class that are considered by the Company include:

•	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

•	Real estate construction and land development loans carry risks that the project may not be finished according to schedule, the project may not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure or other factors unrelated to the project.

•	Other real estate loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because repayment of these loans may be dependent upon the profitability and cash flows of the business or project.

•	Commercial and industrial loans carry risks associated with the successful operation of a business because repayment of these loans may be dependent upon the profitability and cash flows of the business. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much reliability.

•	Consumer and other loans carry risk associated with the continued creditworthiness of the borrower and the value of the collateral, i.e. rapidly depreciating assets such as automobiles, or lack thereof. Consumer loans are likely to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy, or other changes in circumstances.

The following tables provide a summary of loan classes and an aging of past due loans as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$55	$101	$32	$188	$31,317	$31,505	$1,333	$32
1-4 family residential	709	154	295	1,158	195,007	196,165	375	—
Other real estate loans	167	714	125	1,006	190,300	191,306	2,461	—
Commercial and industrial	170	—	92	262	23,953	24,215	89	92
Consumer and other loans	15	—	—	15	10,870	10,885	—	—

Total	$1,116	$969	$544	$2,629	$451,447	$454,076	$4,258	$124

Notes to Consolidated Financial Statements

(unaudited)

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$—	$—	$—	$33,135	$33,135	$1,269	$—
1-4 family residential	635	18	264	917	188,369	189,286	346	—
Other real estate loans	387	358	790	1,535	179,912	181,447	2,145	—
Commercial and industrial	—	—	92	92	23,956	24,048	94	92
Consumer and other loans	20	—	—	20	11,063	11,083	—	—

Total	$1,042	$376	$1,146	$2,564	$436,435	$438,999	$3,854	$92

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

Substandard – Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables provide an analysis of the credit risk profile of each loan class as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$25,288	$2,139	$4,078	$—	$31,505
Secured by 1-4 family residential	190,069	2,843	3,253	—	196,165
Other real estate loans	176,371	8,393	6,542	—	191,306
Commercial and industrial	23,538	421	256	—	24,215
Consumer and other loans	10,885	—	—	—	10,885

Total	$426,151	$13,796	$14,129	$—	$454,076

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$26,371	$2,587	$4,177	$—	$33,135
Secured by 1-4 family residential	182,595	3,376	3,315	—	189,286
Other real estate loans	165,310	9,977	6,160	—	181,447
Commercial and industrial	23,351	432	265	—	24,048
Consumer and other loans	11,083	—	—	—	11,083

Total	$408,710	$16,372	$13,917	$—	$438,999

Note 4.  Allowance for Loan Losses

The following tables present, as of March 31, 2016, December 31, 2015 and March 31, 2015, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology (in thousands):

	March 31, 2016
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2015	$1,532	$939	$2,534	$306	$213	$5,524
Charge-offs	—	(2)	—	—	(118)	(120)
Recoveries	1	9	—	3	103	116
Provision for (recovery of) loan losses	(163)	38	117	(12)	20	—

Ending Balance, March 31, 2016	$1,370	$984	$2,651	$297	$218	$5,520

Ending Balance:
Individually evaluated for impairment	222	22	190	—	—	434
Collectively evaluated for impairment	1,148	962	2,461	297	218	5,086
Loans:
Ending Balance	31,505	196,165	191,306	24,215	10,885	454,076
Individually evaluated for impairment	2,675	2,062	2,990	89	—	7,816
Collectively evaluated for impairment	28,830	194,103	188,316	24,126	10,885	446,260

Notes to Consolidated Financial Statements

(unaudited)

	December 31, 2015
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2014	$1,403	$1,204	$3,658	$310	$143	$6,718
Charge-offs	—	(142)	(1,125)	(59)	(512)	(1,838)
Recoveries	4	373	2	72	293	744
Provision for (recovery of) loan losses	125	(496)	(1)	(17)	289	(100)

Ending Balance, December 31, 2015	$1,532	$939	$2,534	$306	$213	$5,524

Ending Balance:
Individually evaluated for impairment	326	23	195	—	—	544
Collectively evaluated for impairment	1,206	916	2,339	306	213	4,980
Loans:
Ending Balance	33,135	189,286	181,447	24,048	11,083	438,999
Individually evaluated for impairment	2,544	2,044	3,023	94	—	7,705
Collectively evaluated for impairment	30,591	187,242	178,424	23,954	11,083	431,294

	March 31, 2015
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2014	$1,403	$1,204	$3,658	$310	$143	$6,718
Charge-offs	—	(47)	—	—	(65)	(112)
Recoveries	1	34	1	60	69	165
Provision for (recovery of) loan losses	197	(239)	137	(82)	(13)	—

Ending Balance, March 31, 2015	$1,601	$952	$3,796	$288	$134	$6,771

Ending Balance:
Individually evaluated for impairment	341	85	1,447	28	—	1,901
Collectively evaluated for impairment	1,260	867	2,349	260	134	4,870
Loans:
Ending Balance	33,344	172,874	158,896	21,420	11,983	398,517
Individually evaluated for impairment	3,071	2,747	7,103	113	—	13,034
Collectively evaluated for impairment	30,273	170,127	151,793	21,307	11,983	385,483

Notes to Consolidated Financial Statements

(unaudited)

Impaired loans and the related allowance at March 31, 2016, December 31, 2015 and March 31, 2015, were as follows (in thousands):

	March 31, 2016
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,897	$2,253	$422	$2,675	$222	$2,593	$16
Secured by 1-4 family	2,136	2,040	22	2,062	22	2,059	24
Other real estate loans	3,549	2,436	554	2,990	190	3,069	8
Commercial and industrial	104	89	—	89	—	92	—
Consumer and other loans	—	—	—	—	—	—	—

Total	$8,686	$6,818	$998	$7,816	$434	$7,813	$48

	December 31, 2015
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,741	$2,206	$338	$2,544	$326	$2,967	$60
Secured by 1-4 family	2,116	2,021	23	2,044	23	2,526	107
Other real estate loans	3,492	2,463	560	3,023	195	4,933	58
Commercial and industrial	107	94	—	94	—	118	—
Consumer and other loans	—	—	—	—	—	—	—

Total	$8,456	$6,784	$921	$7,705	$544	$10,544	$225

	March 31, 2015
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$3,198	$2,196	$875	$3,071	$341	$3,171	$16
Secured by 1-4 family	3,672	2,509	238	2,747	85	3,149	29
Other real estate loans	7,559	4,119	2,984	7,103	1,447	7,149	34
Commercial and industrial	122	3	110	113	28	118	—
Consumer and other loans	—	—	—	—	—	—	—

Total	$14,551	$8,827	$4,207	$13,034	$1,901	$13,587	$79

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

Notes to Consolidated Financial Statements

(unaudited)

As of March 31, 2016, one loan totaling $663 thousand was classified as a troubled debt restructuring (TDR) and included in impaired loans in the disclosure above. At March 31, 2016, the loan classified as a TDR was not performing under the restructured terms and was considered a non-performing asset. There were $982 thousand in TDRs at December 31, 2015, $317 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the three month periods ended March 31, 2016 and 2015.

For the three months ended March 31, 2016 and 2015, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

Note 5.  Other Real Estate Owned (OREO)

OREO was primarily comprised of raw land and residential properties, and are located primarily in the Commonwealth of Virginia. Changes in the balance for OREO are as follows (in thousands):

	For the three months ended	For the year ended
	March 31,	December 31,
	2016	2015
Balance at the beginning of year, gross	$2,903	$2,263
Transfers in	37	1,664
Charge-offs	(70)	(381)
Sales proceeds	(698)	(717)
Gain on disposition	94	74

Balance at the end of period, gross	$2,266	$2,903
Less: valuation allowance	(154)	(224)

Balance at the end of period, net	$2,112	$2,679

At March 31, 2016, the carrying amount of residential real estate properties included in OREO was $506 thousand. The carrying amount of residential real estate properties included in OREO at December 31, 2015 was $627 thousand. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2016.

Changes in the valuation allowance are as follows (in thousands):

	For the three months ended		For the year ended
	March 31,	March 31,	December 31,
	2016	2015	2015
Balance at beginning of year	$224	$375	$375
Provision for losses	—	—	230
Charge-offs, net	(70)	(250)	(381)

Balance at end of period	$154	$125	$224

Net expenses applicable to OREO, other than the provision for losses, were $22 thousand and $21 thousand for the three months ended March 31, 2016 and 2015, respectively and $196 thousand for the year ended December 31, 2015.

Notes to Consolidated Financial Statements

(unaudited)

Note 6.  Other Borrowings

The Bank had unused lines of credit totaling $124.6 million and $128.1 million available with non-affiliated banks at March 31, 2016 and December 31, 2015, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $80.4 million at March 31, 2016. The Bank had collateral pledged on the borrowing line at March 31, 2016 and December 31, 2015 including real estate loans totaling $102.3 million and $105.1 million, respectively, and Federal Home Loan Bank stock with a book value of $623 thousand and $466 thousand, respectively. The Bank did not have borrowings from the FHLB at March 31, 2016 and December 31, 2015.

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

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015, with full compliance of all the requirements being phased in over a multi-year schedule, and becoming fully phased in by January 1, 2019. As part of the new requirements, the common equity Tier 1 capital ratio is calculated and utilized in the assessment of capital for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer is being phased-in over four years beginning on January 1, 2016.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of March 31, 2016 and December 31, 2015, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2016, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at March 31, 2016 and December 31, 2015 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016:
Total Capital (to Risk-Weighted Assets)	$62,440	13.50%	$37,006	8.00%	$46,258	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$56,920	12.30%	$27,755	6.00%	$37,006	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$56,920	12.30%	$20,816	4.50%	$30,068	6.50%
Tier 1 Capital (to Average Assets)	$56,920	8.22%	$27,693	4.00%	$34,617	5.00%
December 31, 2015:
Total Capital (to Risk-Weighted Assets)	$61,513	13.86%	$35,497	8.00%	$44,372	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$55,989	12.62%	$26,623	6.00%	$35,497	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$55,989	12.62%	$19,967	4.50%	$28,842	6.50%
Tier 1 Capital (to Average Assets)	$55,989	8.12%	$27,571	4.00%	$34,464	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 8.  Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note qualifies as Tier 2 capital for regulatory capital purposes and at March 31, 2016, the total amount of subordinated debt issued was included in the Company’s Tier 2 capital.

The Note has a maturity date of October 1, 2025. Subject to regulatory approval, the Company may prepay the Note, in part or in full, beginning on October 30, 2020. The Note is an unsecured, subordinated obligation of the Company and ranks junior in right of payment to the Company’s senior indebtedness and to the Company’s obligations to its general creditors. The Note ranks equally with all other unsecured subordinated debt, except any which by its terms is expressly stated to be subordinated to the Note. The Note ranks senior to all current and future junior subordinated debt obligations, preferred stock and common stock of the Company.

The Note is not convertible into common stock or preferred stock. The Agreement contains customary events of default such as the bankruptcy of the Company and the non-payment of principal or interest when due. The holder of the Note may accelerate the repayment of the Note only in the event of bankruptcy or similar proceedings and not for any other event of default.

Note 9.  Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2016 and December 31, 2015 was 3.24% and 3.13%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2016 and December 31, 2015 was 2.21% and 1.93%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the junior subordinated debt may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total junior subordinated debt. The portion of the junior subordinated debt not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2016 and December 31, 2015, the total amount of junior subordinated debt issued by the Trusts was included in the Company’s Tier 1 capital.

Notes to Consolidated Financial Statements

(unaudited)

Note 10.  Benefit Plans

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

Components of the net periodic benefit cost of the plan for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	For the three months ended March 31,
	2016	2015
Service cost	$102	$111
Interest cost	83	76
Expected return on plan assets	(74)	(79)
Amortization of net loss	21	22

Net periodic benefit cost	$132	$130

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015, that it expected to make no contribution to its pension plan during the year ended December 31, 2016. There was no minimum annual contribution required.

In addition to the defined benefit pension plan, the Company maintains a 401(k) plan and an employee stock ownership plan (ESOP) for eligible employees. See Note 13 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information about the Company’s benefit plans.

Note 11.  Earnings per Common Share

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

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 (dollars in thousands, except per share data):

	For the three months ended
	March 31,	March 31,
	2016	2015
(Numerator):
Net income	$1,099	$544
Effective dividend on preferred stock	—	329

Net income available to common shareholders	$1,099	$215

(Denominator):
Weighted average shares outstanding – basic	4,920,315	4,906,981
Potentially dilutive common shares – restricted stock units	2,802	4,063

Weighted average shares outstanding – diluted	4,923,117	4,911,044

Income per common share
Basic	$0.22	$0.04
Diluted	$0.22	$0.04

Notes to Consolidated Financial Statements

(unaudited)

Note 12.  Fair Value Measurements

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands).

		Fair Value Measurements at March 31, 2016
Description	Balance as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$83,640	$—	$83,640	$—
Obligations of states and political subdivisions	15,368	—	15,368	—
Corporate equity securities	11	11	—	—

	$99,019	$11	$99,008	$—

		Fair Value Measurements at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$89,337	$—	$89,337	$—
Obligations of states and political subdivisions	16,214	—	16,214	—
Corporate equity securities	8	8	—	—

	$105,559	$8	$105,551	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during three months ended March 31, 2016 and the year ended December 31, 2015.

Notes to Consolidated Financial Statements

(unaudited)

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at March 31, 2016
Description	Balance as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$564	$—	$—	$564
Other real estate owned, net	2,112	—	—	2,112

		Fair Value Measurements at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$377	$—	$—	$377
Other real estate owned, net	2,679	—	—	2,679

Notes to Consolidated Financial Statements

(unaudited)

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range(Weighted- Average)
Impaired loans, net	$564	Property appraisals	Selling cost	1-10% (4%)
Other real estate owned, net	$2,112	Property appraisals	Selling cost	7%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range(Weighted- Average)
Impaired loans, net	$377	Property appraisals	Selling cost	2-10% (5%)
Other real estate owned, net	$2,679	Property appraisals	Selling cost	7%

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2016 and December 31, 2015, fair value of loan commitments and standby letters of credit was immaterial.

Notes to Consolidated Financial Statements

(unaudited)

The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015 are as follows (in thousands):

	Fair Value Measurements at March 31, 2016 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$39,327	$39,327	$—	$—	$39,327
Securities available for sale	99,019	11	99,008	—	99,019
Securities held to maturity	64,963	—	64,030	1,538	65,568
Restricted securities	1,548	—	1,548	—	1,548
Loans held for sale	523	—	523	—	523
Loans, net	448,556	—	—	456,263	456,263
Bank owned life insurance	13,828	—	13,828	—	13,828
Accrued interest receivable	1,741	—	1,741	—	1,741
Financial Liabilities
Deposits	$633,118	$—	$496,382	$136,654	$633,036
Subordinated debt	4,917	—	—	5,001	5,001
Junior subordinated debt	9,279	—	—	8,578	8,578
Accrued interest payable	111	—	111	—	111

	Fair Value Measurements at December 31, 2015 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$39,334	$39,334	$—	$—	$39,334
Securities available for sale	105,559	8	105,551	—	105,559
Securities held to maturity	66,519	—	64,938	1,500	66,438
Restricted securities	1,391	—	1,391	—	1,391
Loans held for sale	323	—	323	—	323
Loans, net	433,475	—	—	438,392	438,392
Bank owned life insurance	11,742	—	11,742	—	11,742
Accrued interest receivable	1,661	—	1,661	—	1,661
Financial Liabilities
Deposits	$627,116	$—	$486,015	$140,306	$626,321
Subordinated debt	4,913	—	—	4,913	4,913
Junior subordinated debt	9,279	—	—	8,141	8,141
Accrued interest payable	117	—	117	—	117

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

Note 13.  Preferred Stock

On November 6, 2015, the Company redeemed all 13,900 outstanding shares of its Fixed Rate Perpetual Preferred Stock, Series A at par for $13.9 million and all 695 outstanding shares of its Fixed Rate Perpetual Preferred Stock, Series B at par for $695 thousand.

Prior to redemption, the Company had (i) 13,900 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a par value of $1.25 per share and liquidation preference of $1,000 per share (the Preferred Stock) and (ii) 695 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a par value of $1.25 per share and liquidation preference of $1,000 per share (the Warrant Preferred Stock). The Preferred Stock paid cumulative dividends at a rate of 5% per annum until May 14, 2014, and thereafter at a rate of 9% per annum. The Warrant Preferred Stock paid cumulative dividends at a rate of 9% per annum from the date of issuance. The discount on the Preferred Stock was fully amortized over a five year period through March 12, 2014, using the constant effective yield method.

Note 14.  Stock Compensation Plans

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

In the first quarter of 2016, 9,130 restricted stock units were granted to employees, with 3,047 units vesting immediately and 6,083 units subject to a two year vesting schedule with one half of the units vesting each year on the grant date anniversary. The recipient does not have any stockholder rights, including voting, dividend or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipient becomes the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	March 31, 2016
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	8,353	$9.00
Granted	9,130	8.80
Vested	(7,224)	8.92
Forfeited	—	—

Unvested, end of period	10,259	$8.88

Notes to Consolidated Financial Statements

(unaudited)

At March 31, 2016, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $82 thousand. This expense is expected to be recognized through 2018. Compensation expense related to restricted stock unit awards recognized for the three months ended March 31, 2016 and 2015 totaled $40 thousand and $43 thousand, respectively. As of March 31, 2016, the Company does not expect the forfeiture of any unvested restricted stock units.

Note 15.  Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(133)	$(1,421)	$(1,554)
Unrealized holding gains (net of tax, $294)	570	—	570
Reclassification adjustment (net of tax, ($18))	34	—	34

Change during period	604	—	604

Balance at March 31, 2015	$471	$(1,421)	$(950)

Balance at December 31, 2015	$(192)	$(1,396)	$(1,588)
Unrealized holding gains (net of tax, $387)	749	—	749
Reclassification adjustment (net of tax, $2)	(4)	—	(4)

Change during period	745	—	745

Balance at March 31, 2016	$553	$(1,396)	$(843)

The following tables present information related to reclassifications from accumulated other comprehensive loss for the three month periods ended March 31, 2016 and 2015 (in thousands):

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	For the three months ended March 31,
	2016	2015
Securities available for sale:
Net securities (gains) losses reclassified into earnings	$(6)	$52	Net gains (losses) on calls and sales of securities available for sale
Related income tax expense (benefit)	2	(18)	Income tax expense

Total reclassifications	$(4)	$34	Net of tax

Notes to Consolidated Financial Statements

(unaudited)

Note 16.  Acquisition

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	conditions in the financial markets and economic conditions may adversely affect the Company’s business;

•	the inability of the Company to successfully manage its growth or implement its growth strategy;

•	difficulties in combining the operations of acquired bank branches or entities with the Company’s own operations;

•	the Company’s inability to successfully obtain the expected benefits of the acquisition of bank branches;

•	intense competition from other financial institutions both in making loans and attracting deposits;

•	consumers may increasingly decide not to use the Bank to complete their financial transactions;

•	limited availability of financing or inability to raise capital;

•	exposure to operational, technological, and organizational risk;

•	reliance on other companies to provide key components of their business infrastructure;

•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;

•	operational functions of business counterparties over which the Company may have limited or no control may experience disruptions;

•	nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition;

•	allowance for loan losses may prove to be insufficient to absorb losses in the loan portfolio;

•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;

•	legislative or regulatory changes or actions, or significant litigation;

•	the limited trading market for the Company’s common stock; it may be difficult to sell shares;

•	unexpected loss of management personnel;

•	losses that could arise from breaches in cyber-security;

•	increases in FDIC insurance premiums could adversely affect the Company’s profitability;

•	the ability to retain customers and secondary funding sources if the Bank’s reputation would become damaged;

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Bank’s customers’ ability to repay loans; and

•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2015.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at March 31, 2016 and results of operations of the Company for the three month period ended March 31, 2016 and 2015 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2015. The results of operations for the three month period ended March 31, 2016 may not be indicative of the results to be achieved for the year.

Executive Overview

The Company

First National Corporation (the Company) is the bank holding company of:

•	First Bank (the Bank). The Bank owns:

•	First Bank Financial Services, Inc.

•	Shen-Valley Land Holdings, LLC

•	First National (VA) Statutory Trust II (Trust II)

•	First National (VA) Statutory Trust III (Trust III)

First Bank Financial Services, Inc. invests in entities that provide title insurance and investment services. Shen-Valley Land Holdings, LLC was formed to hold other real estate owned and future office sites. The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities and are not included in the Company’s consolidated financial statements because management has determined that the Trusts qualify as variable interest entities.

Debt Issuance and Preferred Stock Redemption

During 2015, the Bank declared and paid cash dividends to the Company totaling $13.5 million. In addition, the Company entered into a Subordinated Loan Agreement on October 30, 2015 pursuant to which the Company issued an interest only subordinated term note in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum with a maturity date of October 1, 2025. On November 6, 2015, the Company used the proceeds from the dividends and from the issuance of the Note to redeem all 13,900 outstanding shares of its Fixed Rate Perpetual Preferred Stock, Series A, totaling $13.9 million, and all 695 shares of outstanding Fixed Rate Perpetual Preferred Stock, Series B, totaling $695 thousand.

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

The Bank’s wealth management department offers estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. The Bank’s mortgage department originates residential mortgage loans to customers. Loans originated through this department may be sold to investors in the secondary market or held in the Bank’s loan portfolio. Mortgage services are offered to customers throughout the Bank’s market area.

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

The Bank’s products and services are delivered through its mobile banking platform, its website, www.fbvirginia.com, a network of ATMs located throughout its market area, two loan production offices, a customer service center in a retirement village, and 15 bank branch office locations located throughout the Shenandoah Valley and central regions of Virginia. The branch offices are comprised of 13 full service retail banking offices and two drive-thru express banking offices. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2015.

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

Primary expense categories are salaries and employee benefits, which comprised 56% of noninterest expenses during the first quarter of 2016, followed by occupancy and equipment expense, which comprised 14% of noninterest expenses. Historically, the provision for loan losses has also been a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses.

Financial Performance

For the three months ended March 31, 2016, net income totaled $1.1 million compared to $544 thousand for the same period in 2015. After the effective dividend on preferred stock, net income available to common shareholders was $1.1 million, or $0.22 per basic and diluted share, compared to $215 thousand, or $0.04 per basic and diluted share, for the same period in 2015. Return on average assets and return on average equity were 0.64% and 9.39%, respectively, for the first quarter of 2016 compared to 0.43% and 3.67%, respectively, for the same quarter in 2015. Net income for first quarter of 2015 was negatively impacted by integration expenses of $419 thousand related to the acquisition of six branches, which was completed on April 17, 2015. The integration expenses primarily included supplies expense, data processing expense, and postage expense.

Net interest income increased 23%, or $1.1 million to $5.7 million for the quarter ended March 31, 2016, compared to $4.6 million for the first quarter of 2015. This increase resulted from a larger balance sheet, which was primarily attributable to the Acquisition in the second quarter of 2015. The growth impacted the mix of earning assets and decreased the net interest margin to 3.63% compared to 3.96% for the same period in 2015.

Noninterest income increased $352 thousand, or 22%, to $1.9 million compared to $1.6 million for the first quarter of 2015. The increase in noninterest income was primarily attributable to increased revenue from service charges on deposit accounts and ATM and check card fees resulting from an increase in the number of transaction-based deposit accounts assumed in the Acquisition.

Noninterest expense increased $630 thousand, or 11%, to $6.1 million for the quarter compared to $5.5 million for the same period in 2015. The increase in expenses was primarily attributable to higher salaries and employee benefit costs and increased operating costs that resulted from the recent Acquisition and expansion into new markets, which also added a core deposit intangible. The new employees hired and the acquisition and operation of additional banking offices increased salaries and employee benefits, occupancy, equipment, and core deposit intangible amortization expense.

The Bank did not record a provision for loan losses during the first quarter of 2016 or 2015. The decrease in the specific reserve component of the allowance for loan losses was offset by the increase in the general reserve component during the quarter.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding OREO income, amortization of intangibles, and acquisition and integration related expenses, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding securities (gains)/losses. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	For the three months ended
	March 31, 2016	March 31, 2015
Noninterest expense	$6,117	$5,487
Add: other real estate owned income, net	72	36
Subtract: amortization of intangibles	(207)	(4)
Subtract: acquisition and integration related expenses	—	(419)

	$5,982	$5,100

Tax-equivalent net interest income	$5,800	$4,691
Noninterest income	1,943	1,591
Add/(Subtract): securities (gains)/losses, net	(6)	52

	$7,737	$6,334

Efficiency ratio	77.32%	80.52%

This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for both 2016 and 2015 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands).

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	For the three months ended
	March 31,	March 31,
	2016	2015
GAAP measures:
Interest income - loans	$5,236	$4,540
Interest income - investments and other	955	448
Interest expense - deposits	(333)	(300)
Interest expense - other borrowings	(5)	(1)
Interest expense – subordinated debt	(90)	—
Interest expense – junior subordinated debt	(61)	(54)
Interest expense - other	(3)	(1)

Total net interest income	$5,699	$4,632

Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$25	$26
Tax benefit realized on non-taxable interest income – municipal securities	76	33

Total tax benefit realized on non-taxable interest income	$101	$59

Total tax-equivalent net interest income	$5,800	$4,691

Critical Accounting Policies

General

The Company’s consolidated financial statements and related notes are prepared in accordance with GAAP. The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Bank uses historical losses as one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from the historical factors used. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of transactions would be the same, the timing of events that would impact transactions could change.

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

Other Real Estate Owned (OREO)

Other real estate owned (OREO) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is initially recorded at fair value less estimated costs to sell to establish a new cost basis. OREO is subsequently reported at the lower of cost or fair value less costs to sell, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its distressed asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of other real estate owned each quarter and adjusts the values as appropriate. Revenue and expenses from operations and changes in the valuation allowance are included in other real estate owned income.

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

Lending Policies

General

In an effort to manage risk, the Bank’s loan policy gives loan amount approval limits to individual loan officers based on their position within the Bank and level of experience. The Management Loan Committee can approve new loans up to their authority. The Board Loan Committee approves all loans which exceed the authority of the Management Loan Committee. The full Board of Directors must approve loans which exceed the authority of the Board Loan Committee, up to the Bank’s legal lending limit. The Board Loan Committee currently consists of four directors, three of which are non-management directors. The Board Loan Committee approves the Bank’s Loan Policy and reviews risk management reports, including watch list reports and concentrations of credit. The Board Loan Committee meets on a monthly basis and the Chairman of the Committee then reports to the Board of Directors.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At March 31, 2016, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $71.9 million.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings, subordinated debt and junior subordinated debt. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for loan losses, noninterest income and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts; revenue from wealth management services; ATM and check card income; revenue from other customer services; income from bank owned life insurance; general and administrative expenses and other real estate owned income or expense.

Net Interest Income

Net interest income increased 23%, or 1.1 million to $5.7 million for the quarter ended March 31, 2016, compared to $4.6 million for the first quarter of 2015. This increase resulted from a larger balance sheet with 34% growth in average interest-earning assets and 41% growth in average interest-bearing liabilities, when comparing the periods. The growth was primarily attributable to the Acquisition that occurred during the second quarter of 2015, which also impacted the mix of average earning assets and the net interest margin. The majority of the cash received in the Acquisition was initially invested in interest-bearing deposits in banks and securities, which were both lower-yielding assets when compared to loans. The net interest margin was 3.63% for the first quarter of 2016 compared to 3.96% for the same period in 2015.

The net interest margin decreased 33 basis points to 3.63%, compared to 3.96% for the first quarter of 2015. The decrease resulted from a 33 basis point decrease in the total earning asset yield. The decrease in the total earning asset yield was primarily a result of a change in the composition of average earning assets. Average securities increased from 18% of average earning assets for the three month period ended March 31, 2015 to 26% for the three month period ended March 31, 2016, while average loans decreased from 80% to 69% of average earning assets, when comparing the same periods. These changes were largely impacted by the receipt of $186.1 million in cash from the Acquisition. The decrease in the yield on total earning assets for the first quarter of 2016 resulted primarily from the change in the earning asset composition (or mix) as the yield on securities of 2.33% was lower than the yield on loans of 4.74%.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	For the three months ended
	March 31, 2016			March 31, 2015
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$142,932	$741	2.09%	$75,058	$358	1.93%
Tax-exempt (1)	25,143	223	3.56%	9,657	97	4.05%
Restricted	1,581	19	4.73%	1,461	21	5.76%

Total securities	$169,656	$983	2.33%	$86,176	$476	2.24%
Loans: (2)
Taxable	$439,532	$5,187	4.75%	$377,925	$4,489	4.82%
Tax-exempt (1)	6,913	74	4.33%	7,167	77	4.36%

Total loans	$446,445	$5,261	4.74%	$385,092	$4,566	4.81%
Federal funds sold	1	—	0.65%	4	—	0.21%
Interest-bearing deposits with other institutions	27,256	48	0.72%	9,218	5	0.24%

Total earning assets	$643,358	$6,292	3.93%	$480,490	$5,047	4.26%
Less: allowance for loan losses	(5,524)			(6,761)
Total non-earning assets	55,949			42,530

Total assets	$693,783			$516,259

Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$145,518	$84	0.23%	$109,297	$41	0.15%
Regular savings	124,035	26	0.08%	103,806	22	0.09%
Money market accounts	58,445	24	0.16%	22,122	10	0.17%
Time deposits:
$100,000 and over	48,514	108	0.90%	44,540	125	1.14%
Under $100,000	90,427	90	0.40%	53,177	100	0.76%
Brokered	600	1	0.45%	1,278	2	0.68%

Total interest-bearing deposits	$467,539	$333	0.29%	$334,220	$300	0.36%
Federal funds purchased	1,343	3	1.03%	458	1	0.78%
Subordinated debt	4,915	90	7.33%	—	—	—
Junior subordinated debt	9,279	61	2.66%	9,279	54	2.37%
Other borrowings	4,231	5	0.47%	2,212	1	0.25%

Total interest-bearing liabilities	$487,307	$492	0.41%	$346,169	$356	0.42%
Non-interest bearing liabilities
Demand deposits	153,773			105,433
Other liabilities	5,637			4,617

Total liabilities	$646,717			$456,219
Shareholders’ equity	47,066			60,040

Total liabilities and Shareholders’ equity	$693,783			$516,259

Net interest income		$5,800			$4,691

Interest rate spread			3.52%			3.84%
Cost of funds			0.31%			0.32%
Interest expense as a percent of average earning assets			0.31%			0.30%
Net interest margin			3.63%			3.96%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $101 thousand and $59 thousand for the three months ended March 31, 2016 and 2015, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

Provision for Loan Losses

The Bank did not record a provision for loan losses during the first quarter of 2016 or 2015, which resulted in a total allowance for loan losses of $5.5 million, or 1.22% of total loans, at March 31, 2016. This compared to an allowance for loan losses of $5.5 million, or 1.26% of total loans, at December 31, 2015. Although total loans increased by $15.1 million during the first quarter of 2016, no provision for loan loss was required as the specific reserve requirement of the allowance for loan losses decreased as a result of improvements in collateral positions of impaired loans in the specific allocation. The decrease in the specific reserve component of the allowance for loan losses was offset by the increase in the general reserve component during the quarter. The increase in the general reserve component was primarily attributable to the effect of loan growth on the general allocation.

Although total loans increased by $20.1 million during the first quarter of 2015, no provision for loan loss was required as the general reserve requirement of the allowance for loan losses decreased as a result of the improvement in the historical loss component of the calculation. Net charge-offs totaled $4 thousand for the first quarter of 2016 compared to $53 thousand of net recoveries for the same period in 2015.

Noninterest Income

Noninterest income increased 22% to $1.9 million for the quarter ended March 31, 2016 from $1.6 million for the same period in 2015. Revenue categories that increased during the first quarter of 2016 compared to the same period one year ago included service charges on deposits, ATM and check card fees, and fees for other customer services. The increases in each of these categories were primarily attributable to the Acquisition and the related increase in deposit balances. Noninterest income also increased when comparing the periods from net gains on sales and calls of securities of $6 thousand in the first quarter of 2016 compared to net losses on sales and calls of securities of $52 thousand for the first quarter of 2015. These increases were partially offset by a $167 thousand, or 33%, decrease in wealth management fees. The decrease in wealth management fees was attributable to the elimination of brokerage services at the beginning of 2016.

Noninterest Expense

Noninterest expense increased $630 thousand, or 11%, to $6.1 million for the quarter compared to $5.5 million for the same quarter of 2015. The increase in noninterest expense was primarily due to a $319 thousand, or 10% increase in expenses related to salaries and employee benefits, a $107 thousand, or 34% increase in occupancy expense, a $151 thousand, or 54% increase in equipment expense, and a $203 thousand increase in amortization expense, when comparing the periods. Salaries and employee benefits, occupancy expense, and equipment expense increased primarily from the increased number of bank offices following the Acquisition. Amortization expense increased due to the amortization of the core deposit intangible that resulted from the assumed deposit liabilities in the Acquisition. These increases were partially offset by a $244 thousand decrease in supplies expense, a $59 thousand, or 32% decrease in data processing expense, and a $48 thousand, or 41% decrease in postage expense.

Included in the decreases in supplies expense, data processing expense, and postage expense in the paragraph above, were integration expenses incurred during the first quarter of 2015 related to the Acquisition of $258 thousand, $62 thousand, and $78 thousand, respectively. Total integration expenses related to the Acquisition were $419 thousand for the three months ended March 31, 2015.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three month periods ended March 31, 2016 and 2015. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Financial Condition

General

Total assets increased by $8.7 million to $701.0 million at March 31, 2016 compared to $692.3 million at December 31, 2015. The increase was primarily attributable to a $15.1 million, or 3%, increase in net loans, when comparing the periods. The increase in loan balances was primarily the result of the efforts of employees across the Bank’s entire market area combined with a slight improvement in loan demand. The increase in net loans was partially offset by a $7.9 million, or 5%, decrease in securities since December 31, 2015.

Loans

Loans, net of the allowance for loan losses, increased $15.1 million or 3% to $448.6 million at March 31, 2016, compared to $433.5 million at December 31, 2015. Growth of the loan portfolio was led by other real estate loans with balances that increased $9.9 million during the quarter, followed by residential real estate loans with balances that increased by $6.9 million.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $124 thousand at March 31, 2016, compared to $92 thousand at December 31, 2015. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $7.8 million and $7.7 million at March 31, 2016 and December 31, 2015, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $663 thousand and $982 thousand in loans classified as TDRs as of March 31, 2016 and December 31, 2015, respectively.

Asset Quality

Management classifies non-performing assets as non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank’s OREO, net of valuation allowance, totaled $2.1 million at March 31, 2016 and $2.7 million at December 31, 2015. The valuation allowance for other real estate owned totaled $154 thousand and $224 thousand at March 31, 2016 and December 31, 2015, respectively.

Non-performing assets were $6.4 million at March 31, 2016 and $6.5 million at December 31, 2015, representing 0.91% and 0.94% of total assets, respectively. Non-performing assets included $4.3 million in non-accrual loans and $2.1 million in OREO, net of the valuation allowance at March 31, 2016. This compares to $3.9 million in non-accrual loans and $2.7 million in OREO, net of the valuation allowance at December 31, 2015.

The levels of non-performing assets at March 31, 2016 and December 31, 2015 were primarily attributable to business customers involved in commercial real estate and construction and land development that have not been able to meet their debt requirements because they have not fully recovered from the recent recession. At March 31, 2016, 46% of non-performing assets related to construction and land development loans, 46% related to commercial real estate loans, 7% related to residential real estate loans, and 1% related to commercial and industrial loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $10.1 million and $10.3 million at March 31, 2016 and December 31, 2015, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing totaled $124 thousand at December 31, 2016, which was comprised of two loans expected to pay all principal and interest amounts contractually due to the Bank. There were $92 thousand of loans greater than 90 days past due and still accruing at December 31, 2015.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $5.5 million at March 31, 2016 and December 31, 2015, representing 1.22% and 1.26% of total loans, respectively. Although total loans increased by $15.1 million during the quarter, no provision for loan loss was required as the specific reserve requirement of the allowance for loan losses decreased as a result of improvements in collateral positions of impaired loans in the specific allocation. Management determined no changes were needed for the quarter to the qualitative adjustment factors included in the general allocation. Recoveries of loan losses of $163 thousand and $12 thousand were experienced in the Construction and Land Development and Commercial and Industrial loan classes, respectively, during the three month period ended March 31, 2016. The recovery of loan losses in the Construction and Land Development loan class was primarily attributable to decreases in the specific reserve and decreases in the general allocation from improvements in the historical loss experience. The recoveries of loan losses in the Commercial and Industrial loan class resulted from decreases in the general allocation from improvements in the historical loss experience. These recoveries were offset by provision for loan losses experienced in the 1-4 Family Residential, Other Real Estate, and Consumer and Other loan classes, which resulted primarily from increases in the general reserve requirement due to growth in the loan portfolio.

Impaired loans totaled $7.8 million and $7.7 million at March 31, 2016 and December 31, 2015, respectively. The related allowance for loan losses provided for these loans totaled $434 and $544 thousand at March 31, 2016 and December 31, 2015, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2016 and the year ended December 31, 2015 was $7.8 million and $10.5 million, respectively. Included in the impaired loans total at March 31, 2016 was one loan classified as a TDR totaling $663 thousand. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of March 31, 2016, the loan classified as a TDR was not performing under the restructured terms and was considered a non-performing asset.

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

Securities at March 31, 2016 totaled $165.5 million, a decrease of $7.9 million or 5% from $173.5 million at December 31, 2015. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of March 31, 2015, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $1.1 million and $601 thousand at March 31, 2016 and December 31, 2015, respectively. Gross unrealized losses in the available for sale portfolio totaled $221 thousand and $893 thousand at March 31, 2016 and December 31, 2015, respectively. Gross unrealized gains in the held to maturity portfolio totaled $624 thousand and $264 thousand at March 31, 2016 and December 31, 2015, respectively. Gross unrealized losses in the held to maturity portfolio totaled $57 thousand and $345 thousand at March 31, 2016 and December 31, 2015, respectively. Investments in an unrealized loss position were considered temporarily impaired at March 31, 2016 and December 31, 2015. The change in the unrealized gains and losses of investment securities from December 31, 2015 to March 31, 2016 was related to changes in market interest rates.

Deposits

At March 31, 2016, deposits totaled $633.1 million, an increase of $6 million, from $627.1 million at December 31, 2015. There was not a significant change in the deposit mix when comparing the periods. At March 31, 2016, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 25%, 53%, and 22% of total deposits, respectively, compared to 25%, 52%, and 23% at December 31, 2015.

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

At March 31, 2016, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $107.8 million. At March 31, 2016, 15% or $68.1 million of the loan portfolio matures within one year. Non-deposit sources of available funds totaled $124.6 million at March 31, 2016, which included $80.4 million available from Federal Home Loan Bank of Atlanta (FHLB), $42.0 million of unsecured federal funds lines of credit with other correspondent banks and $2.2 million available through the Federal Reserve Discount Window.

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

The rules included new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank under the final rules were as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6% (increased from 4%); a total capital ratio of 8% (unchanged from previous rules); and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer is being phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of March 31, 2016 and December 31, 2015, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at March 31, 2016:

First Bank
Total capital to risk-weighted assets	13.50%
Tier 1 capital to risk-weighted assets	12.30%
Common equity Tier 1 capital to risk-weighted assets	12.30%
Tier 1 capital to average assets	8.22%
Capital conservation buffer ratio(1)	5.50%

(1)	Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

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

During 2015, the Bank declared and paid cash dividends to the Company totaling $13.5 million. In addition, the Company entered into a Subordinated Loan Agreement on October 30, 2015 to which the Company issued a subordinated term note in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note is intended to qualify as Tier 2 capital for regulatory capital purposes. The Note has a maturity date of October 1, 2025. The Company used the proceeds from the dividends and from the issuance of the Note to redeem all outstanding preferred stock.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Commitments to extend credit, which amounted to $61.7 million at March 31, 2016, and $61.1 million at December 31, 2015, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2016 and December 31, 2015, the Bank had $7.9 million and $7.7 million in outstanding standby letters of credit, respectively.

At March 31, 2016, the Bank had $2.3 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A.	Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	May 13, 2016
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	May 13, 2016
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.