Form 10-Q
period 2016-06-30
FIRST NATIONAL CORP /VA/
filed 2016-08-12
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2016, 4,925,599 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	June 30, 2016	December 31, 2015*
Assets
Cash and due from banks	$10,518	$8,247
Interest-bearing deposits in banks	40,225	31,087
Securities available for sale, at fair value	94,566	105,559
Securities held to maturity, at carrying value (fair value, 2016, $58,375; 2015, $66,438)	57,401	66,519
Restricted securities, at cost	2,058	1,391
Loans held for sale	1,819	323
Loans, net of allowance for loan losses, 2016, $5,734; 2015, $5,524	459,812	433,475
Other real estate owned, net of valuation allowance, 2016, $181; 2015, $224	442	2,679
Premises and equipment, net	21,126	21,389
Accrued interest receivable	1,612	1,661
Bank owned life insurance	13,935	11,742
Core deposit intangibles, net	1,917	2,322
Other assets	5,917	5,927

Total assets	$711,348	$692,321

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand deposits	$159,278	$157,070
Savings and interest-bearing demand deposits	337,589	328,945
Time deposits	133,479	141,101

Total deposits	$630,346	$627,116
Other borrowings	12,000	—
Subordinated debt	4,921	4,913
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	5,544	5,060

Total liabilities	$662,090	$646,368

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2016, 4,925,599 shares; 2015, 4,916,130 shares	6,157	6,145
Surplus	7,021	6,956
Retained earnings	36,676	34,440
Accumulated other comprehensive loss, net	(596)	(1,588)

Total shareholders’ equity	$49,258	$45,953

Total liabilities and shareholders’ equity	$711,348	$692,321

*	Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended June 30, 2016 and 2015

(in thousands, except per share data)

	(unaudited)	(unaudited)
	June 30, 2016	June 30, 2015
Interest and Dividend Income
Interest and fees on loans	$5,370	$4,688
Interest on deposits in banks	62	68
Interest and dividends on securities available for sale:
Taxable interest	683	540
Tax-exempt interest	142	78
Dividends	21	18

Total interest and dividend income	$6,278	$5,392

Interest Expense
Interest on deposits	$329	$266
Interest on federal funds purchased	—	1
Interest on subordinated debt	89	—
Interest on junior subordinated debt	64	55
Interest on other borrowings	—	2

Total interest expense	$482	$324

Net interest income	$5,796	$5,068
Recovery of loan losses	—	(100)

Net interest income after recovery of loan losses	$5,796	$5,168

Noninterest Income
Service charges on deposit accounts	$914	$752
ATM and check card fees	515	497
Wealth management fees	334	499
Fees for other customer services	137	184
Income from bank owned life insurance	107	90
Net gains on sale of loans	31	50
Bargain purchase gain	—	201
Other operating income	74	36

Total noninterest income	$2,112	$2,309

Noninterest Expense
Salaries and employee benefits	$3,415	$3,597
Occupancy	365	339
Equipment	394	422
Marketing	120	163
Supplies	103	229
Legal and professional fees	156	431
ATM and check card fees	221	190
FDIC assessment	126	64
Bank franchise tax	90	130
Telecommunications expense	115	100
Data processing expense	146	226
Postage expense	57	80
Amortization expense	198	196
Other real estate owned (income) expense, net	(49)	152
Other operating expense	426	536

Total noninterest expense	$5,883	$6,855

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Three months ended June 30, 2016 and 2015

(in thousands, except per share data)

	(unaudited)	(unaudited)
	June 30, 2016	June 30, 2015
Income before income taxes	$2,025	$622
Income tax expense	592	178

Net income	$1,433	$444

Effective dividend on preferred stock	—	328

Net income available to common shareholders	$1,433	$116

Earnings per common share
Basic	$0.29	$0.02
Diluted	$0.29	$0.02

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

Three months ended June 30, 2016 and 2015

(in thousands)

	(unaudited)	(unaudited)
	June 30, 2016	June 30, 2015
Net income	$1,433	$444
Other comprehensive income (loss), net of tax, Unrealized holding gains (losses) on available for sale securities, net of tax $126 and ($457), respectively	247	(886)

Total other comprehensive income (loss)	247	(886)

Total comprehensive income (loss)	$1,680	$(442)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Six months ended June 30, 2016 and 2015

(in thousands, except per share data)

	(unaudited)	(unaudited)
	June 30, 2016	June 30, 2015
Interest and Dividend Income
Interest and fees on loans	$10,606	$9,228
Interest on deposits in banks	110	73
Interest and dividends on securities available for sale:
Taxable interest	1,424	898
Tax-exempt interest	289	142
Dividends	40	39

Total interest and dividend income	$12,469	$10,380

Interest Expense
Interest on deposits	$662	$566
Interest on federal funds purchased	3	2
Interest on subordinated debt	179	—
Interest on junior subordinated debt	125	109
Interest on other borrowings	5	3

Total interest expense	$974	$680

Net interest income	$11,495	$9,700
Recovery of loan losses	—	(100)

Net interest income after recovery of loan losses	$11,495	$9,800

Noninterest Income
Service charges on deposit accounts	$1,694	$1,299
ATM and check card fees	1,003	846
Wealth management fees	670	1,002
Fees for other customer services	284	291
Income from bank owned life insurance	193	164
Net gains (losses) on calls and sales of securities available for sale	6	(52)
Net gains on sale of loans	52	105
Bargain purchase gain	—	201
Other operating income	153	44

Total noninterest income	$4,055	$3,900

Noninterest Expense
Salaries and employee benefits	$6,859	$6,722
Occupancy	789	656
Equipment	826	703
Marketing	227	260
Supplies	204	574
Legal and professional fees	467	643
ATM and check card fees	426	345
FDIC assessment	248	131
Bank franchise tax	193	252
Telecommunications expense	229	185
Data processing expense	274	413
Postage expense	126	197
Amortization expense	405	200
Other real estate owned (income) expense, net	(121)	116
Other operating expense	848	945

Total noninterest expense	$12,000	$12,342

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Six months ended June 30, 2016 and 2015

(in thousands, except per share data)

	(unaudited)	(unaudited)
	June 30, 2016	June 30, 2015
Income before income taxes	$3,550	$1,358
Income tax expense	1,018	370

Net income	$2,532	$988

Effective dividend on preferred stock	—	657

Net income available to common shareholders	$2,532	$331

Earnings per common share
Basic	$0.51	$0.07
Diluted	$0.51	$0.07

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Six months ended June 30, 2016 and 2015

(in thousands)

	(unaudited)	(unaudited)
	June 30, 2016	June 30, 2015
Net income	$2,532	$988
Other comprehensive income (loss), net of tax, Unrealized holding gains (losses) on available for sale securities, net of tax $515 and ($164), respectively	996	(316)
Reclassification adjustment for (gains) losses included in net income, net of tax ($2) and $18, respectively	(4)	34

Total other comprehensive income (loss)	992	(282)

Total comprehensive income	$3,524	$706

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Six months ended June 30, 2016 and 2015

(in thousands)

	(unaudited)	(unaudited)
	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities
Net income	$2,532	$988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	669	566
Amortization of core deposit intangibles	405	200
Amortization of debt issuance costs	8	—
Origination of loans held for sale	(5,106)	(7,781)
Proceeds from sale of loans held for sale	3,662	6,236
Net gains on sales of loans held for sale	(52)	(105)
Recovery of loan losses	—	(100)
Net (gains) losses on sale of securities available for sale	(6)	52
Provision for other real estate owned	27	137
Net gains on sale of other real estate owned	(191)	(72)
Income from bank owned life insurance	(193)	(164)
Accretion of discounts and amortization of premiums on securities, net	437	311
Accretion of premium on time deposits	(94)	(81)
Stock-based compensation	56	52
Bargain purchase gain on branch acquisition	—	(201)
Deferred income tax expense	349	78
Changes in assets and liabilities:
Decrease (increase) in interest receivable	49	(162)
Increase in other assets	(440)	(380)
Increase in other liabilities	74	1,290

Net cash provided by operating activities	$2,186	$864

Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	12,217	7,690
Proceeds from maturities, calls, principal payments, and sales of securities held to maturity	8,966	240
Purchase of securities available for sale	—	(37,638)
Purchase of securities held to maturity	—	(37,602)
Net purchase of restricted securities	(667)	(25)
Purchase of premises and equipment	(406)	(1,222)
Proceeds from sale of other real estate owned	2,438	354
Purchase of bank owned life insurance	(2,000)	—
Net increase in loans	(26,374)	(14,738)
Acquisition of branches, net of cash paid	—	179,501

Net cash (used in) provided by investing activities	$(5,826)	$96,560

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$10,852	$1,528
Net decrease in time deposits	(7,528)	(11,705)
Net increase (decrease) in other borrowings	12,000	(13)
Cash dividends paid on common stock, net of reinvestment	(275)	(226)
Cash dividends paid on preferred stock	—	(657)
Decrease in federal funds purchased	—	(52)

Net cash provided by (used in) financing activities	$15,049	$(11,125)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Six months ended June 30, 2016 and 2015

(in thousands)

	(unaudited)	(unaudited)
	June 30, 2016	June 30, 2015
Increase in cash and cash equivalents	$11,409	$86,299
Cash and Cash Equivalents
Beginning	$39,334	$24,845

Ending	$50,743	$111,144

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,088	$617

Income Taxes	$1,276	$752

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains on securities available for sale	$1,505	$428

Transfer from loans to other real estate owned	$37	$938

Issuance of common stock, dividend reinvestment plan	$21	$20

Transactions Related to Acquisition
Assets acquired	$—	$193,638
Liabilities assumed	—	186,819

Net assets acquired	$—	$6,819

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2016 and 2015

(in thousands, except share and per share data)

(unaudited)

					Accumulated
					Other
	Preferred Stock	Common Stock	Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2014	$14,595	$6,131	$6,835	$33,557	$(1,554)	$59,564
Net income	—	—	—	988	—	988
Other comprehensive loss	—	—	—	—	(282)	(282)
Cash dividends on common stock ($0.05 per share)	—	—	—	(246)	—	(246)
Stock-based compensation	—	—	52	—	—	52
Issuance of 2,067 shares common stock, dividend reinvestment plan	—	3	17	—	—	20
Issuance of 4,182 shares common stock, stock incentive plan	—	5	(5)	—	—	—
Cash dividends on preferred stock	—	—	—	(657)	—	(657)

Balance, June 30, 2015	$14,595	$6,139	$6,899	$33,642	$(1,836)	$59,439

					Accumulated
					Other
	Preferred Stock	Common Stock	Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2015	$—	$6,145	$6,956	$34,440	$(1,588)	$45,953
Net income	—	—	—	2,532	—	2,532
Other comprehensive income	—	—	—	—	992	992
Cash dividends on common stock ($0.06 per share)	—	—	—	(296)	—	(296)
Stock-based compensation	—	—	56	—	—	56
Issuance of 2,245 shares common stock, dividend reinvestment plan	—	3	18	—	—	21
Issuance of 7,224 shares common stock, stock incentive plan	—	9	(9)	—	—	—

Balance, June 30, 2016	$—	$6,157	$7,021	$36,676	$(596)	$49,258

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2016 and December 31, 2015, the statements of income and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 and the cash flows and changes in shareholders’ equity for the six months ended June 30, 2016 and 2015. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.

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

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. Amortized costs and fair values of securities at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$78,864	$929	$(119)	$79,674
Obligations of states and political subdivisions	14,488	396	(8)	14,876
Corporate equity securities	1	15	—	16

Total securities available for sale	$93,353	$1,340	$(127)	$94,566

Securities held to maturity:
U.S. agency and mortgage-backed securities	$41,239	$415	$(19)	$41,635
Obligations of states and political subdivisions	14,662	543	—	15,205
Corporate debt securities	1,500	35	—	1,535

Total securities held to maturity	$57,401	$993	$(19)	$58,375

Total securities	$150,754	$2,333	$(146)	$152,941

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$89,919	$261	$(843)	$89,337
Obligations of states and political subdivisions	15,931	333	(50)	16,214
Corporate equity securities	1	7	—	8

Total securities available for sale	$105,851	$601	$(893)	$105,559

Securities held to maturity:
U.S. agency and mortgage-backed securities	$49,662	$36	$(326)	$49,372
Obligations of states and political subdivisions	15,357	228	(19)	15,566
Corporate debt securities	1,500	—	—	1,500

Total securities held to maturity	$66,519	$264	$(345)	$66,438

Total securities	$172,370	$865	$(1,238)	$171,997

Notes to Consolidated Financial Statements

(unaudited)

At June 30, 2016 and December 31, 2015, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	June 30, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Loss)	Fair Value	(Loss)	Fair Value	(Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$780	$(1)	$12,133	$(118)	$12,913	$(119)
Obligations of states and political subdivisions	—	—	522	(8)	522	(8)

Total securities available for sale	$780	$(1)	$12,655	$(126)	$13,435	$(127)

Securities held to maturity:
U.S. agency and mortgage-backed securities	$—	$—	$6,032	$(19)	$6,032	$(19)

Total securities held to maturity	$—	$—	$6,032	$(19)	$6,032	$(19)

Total securities	$780	$(1)	$18,687	$(145)	$19,467	$(146)

	December 31, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Loss)	Fair Value	(Loss)	Fair Value	(Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$50,185	$(464)	$13,409	$(379)	$63,594	$(843)
Obligations of states and political subdivisions	2,395	(15)	1,053	(35)	3,448	(50)

Total securities available for sale	$52,580	$(479)	$14,462	$(414)	$67,042	$(893)

Securities held to maturity:
U.S. agency and mortgage-backed securities	$32,791	$(326)	$—	$—	$32,791	$(326)
Obligations of states and political subdivisions	3,052	(19)	—	—	3,052	(19)

Total securities held to maturity	$35,843	$(345)	$—	$—	$35,843	$(345)

Total securities	$88,423	$(824)	$14,462	$(414)	$102,885	$(1,238)

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

At June 30, 2016, there were thirteen U.S. agency and mortgage-backed securities and one obligation of a state and political subdivision in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.9 years at June 30, 2016. At December 31, 2015, there were fifty-two U.S. agency and mortgage-backed securities and thirteen obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2015. The weighted-average re-pricing term of the portfolio was 4.6 years at December 31, 2015. The unrealized losses at June 30, 2016 in the U.S. agency and mortgage-backed securities portfolio and the obligation of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

Notes to Consolidated Financial Statements

(unaudited)

For the three and six months ended June 30, 2016, the Company sold one security from the held to maturity portfolio. The Company recognized no gain or loss related to the sale as the carrying value of the security sold equaled the proceeds from the sale of $657 thousand. The sale of this security was in response to credit deterioration of the issuer. There were no sales of securities from the held to maturity portfolio for the three and six month periods ended June 30, 2015.

The amortized cost and fair value of securities at June 30, 2016 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$1,666	$1,672	$—	$—
Due after one year through five years	9,649	9,769	1,111	1,131
Due after five years through ten years	13,246	13,578	16,355	16,761
Due after ten years	68,791	69,531	39,935	40,483
Corporate equity securities	1	16	—	—

	$93,353	$94,566	$57,401	$58,375

Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016, and no impairment has been recognized.

The composition of restricted securities at June 30, 2016 and December 31, 2015 was as follows (in thousands):

	June 30, 2016	December 31, 2015
Federal Home Loan Bank stock	$1,133	$466
Federal Reserve Bank stock	875	875
Community Bankers’ Bank stock	50	50

	$2,058	$1,391

Note 3. Loans

Loans at June 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Real estate loans:
Construction and land development	$33,232	$33,135
Secured by 1-4 family residential	196,295	189,286
Other real estate loans	200,162	181,447
Commercial and industrial loans	24,721	24,048
Consumer and other loans	11,136	11,083

Total loans	$465,546	$438,999
Allowance for loan losses	(5,734)	(5,524)

Loans, net	$459,812	$433,475

Notes to Consolidated Financial Statements

(unaudited)

Net deferred loan fees included in the above loan categories were $67 thousand at June 30, 2016 and net deferred loan costs included in the above loan categories were $54 thousand at December 31, 2015. Consumer and other loans included $334 thousand and $257 thousand of demand deposit overdrafts at June 30, 2016 and December 31, 2015, respectively.

Risk characteristics of each loan portfolio class that are considered by the Company include:

•	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

•	Real estate construction and land development loans carry risks that the project may not be finished according to schedule, the project may not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure or other factors unrelated to the project.

•	Other real estate loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because repayment of these loans may be dependent upon the profitability and cash flows of the business or project.

•	Commercial and industrial loans carry risks associated with the successful operation of a business because repayment of these loans may be dependent upon the profitability and cash flows of the business. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much reliability.

•	Consumer and other loans carry risk associated with the continued creditworthiness of the borrower and the value of the collateral, i.e. rapidly depreciating assets such as automobiles, or lack thereof. Consumer loans are likely to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy, or other changes in circumstances.

The following tables provide a summary of loan classes and an aging of past due loans as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$111	$126	$—	$237	$32,995	$33,232	$1,539	$—
Secured by 1-4 family residential	768	202	269	1,239	195,056	196,295	345	—
Other real estate loans	331	590	125	1,046	199,116	200,162	2,089	—
Commercial and industrial	9	34	8	51	24,670	24,721	84	8
Consumer and other loans	14	—	3	17	11,119	11,136	—	3

Total	$1,233	$952	$405	$2,590	$462,956	$465,546	$4,057	$11

Notes to Consolidated Financial Statements

(unaudited)

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$—	$—	$—	$33,135	$33,135	$1,269	$—
Secured by 1-4 family residential	635	18	264	917	188,369	189,286	346	—
Other real estate loans	387	358	790	1,535	179,912	181,447	2,145	—
Commercial and industrial	—	—	92	92	23,956	24,048	94	92
Consumer and other loans	20	—	—	20	11,063	11,083	—	—

Total	$1,042	$376	$1,146	$2,564	$436,435	$438,999	$3,854	$92

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables provide an analysis of the credit risk profile of each loan class as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$27,121	$2,095	$4,016	$—	$33,232
Secured by 1-4 family residential	190,518	2,566	3,211	—	196,295
Other real estate loans	185,740	8,330	6,092	—	200,162
Commercial and industrial	24,166	401	154	—	24,721
Consumer and other loans	11,136	—	—	—	11,136

Total	$438,681	$13,392	$13,473	$—	$465,546

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$26,371	$2,587	$4,177	$—	$33,135
Secured by 1-4 family residential	182,595	3,376	3,315	—	189,286
Other real estate loans	165,310	9,977	6,160	—	181,447
Commercial and industrial	23,351	432	265	—	24,048
Consumer and other loans	11,083	—	—	—	11,083

Total	$408,710	$16,372	$13,917	$—	$438,999

Note 4. Allowance for Loan Losses

The following tables present, as of June 30, 2016, December 31, 2015 and June 30, 2015, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology (in thousands):

	June 30, 2016
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2015	$1,532	$939	$2,534	$306	$213	$5,524
Charge-offs	—	(2)	—	—	(254)	(256)
Recoveries	2	279	1	7	177	466
Provision for (recovery of) loan losses	(865)	(178)	874	3	166	—

Ending Balance, June 30, 2016	$669	$1,038	$3,409	$316	$302	$5,734

Ending Balance:
Individually evaluated for impairment	—	—	184	—	—	184
Collectively evaluated for impairment	669	1,038	3,225	316	302	5,550
Loans:
Ending Balance	33,232	196,295	200,162	24,721	11,136	465,546
Individually evaluated for impairment	2,664	2,022	2,614	84	—	7,384
Collectively evaluated for impairment	30,568	194,273	197,548	24,637	11,136	458,162

Notes to Consolidated Financial Statements

(unaudited)

	December 31, 2015
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2014	$1,403	$1,204	$3,658	$310	$143	$6,718
Charge-offs	—	(142)	(1,125)	(59)	(512)	(1,838)
Recoveries	4	373	2	72	293	744
Provision for (recovery of) loan losses	125	(496)	(1)	(17)	289	(100)

Ending Balance, December 31, 2015	$1,532	$939	$2,534	$306	$213	$5,524

Ending Balance:
Individually evaluated for impairment	326	23	195	—	—	544
Collectively evaluated for impairment	1,206	916	2,339	306	213	4,980
Loans:
Ending Balance	33,135	189,286	181,447	24,048	11,083	438,999
Individually evaluated for impairment	2,544	2,044	3,023	94	—	7,705
Collectively evaluated for impairment	30,591	187,242	178,424	23,954	11,083	431,294

	June 30, 2015
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2014	$1,403	$1,204	$3,658	$310	$143	$6,718
Charge-offs	—	(47)	(471)	(59)	(206)	(783)
Recoveries	2	83	1	62	146	294
Provision for (recovery of) loan losses	204	(314)	(16)	(55)	81	(100)

Ending Balance, June 30, 2015	$1,609	$926	$3,172	$258	$164	$6,129

Ending Balance:
Individually evaluated for impairment	437	79	1,025	22	—	1,563
Collectively evaluated for impairment	1,172	847	2,147	236	164	4,566
Loans:
Ending Balance	32,009	173,265	155,396	19,319	11,732	391,721
Individually evaluated for impairment	3,319	2,387	4,944	120	—	10,770
Collectively evaluated for impairment	28,690	170,878	150,452	19,199	11,732	380,951

Notes to Consolidated Financial Statements

(unaudited)

Impaired loans and the related allowance at June 30, 2016, December 31, 2015 and June 30, 2015, were as follows (in thousands):

	June 30, 2016
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,900	$2,664	$—	$2,664	$—	$2,545	$31
Secured by 1-4 family	2,041	2,022	—	2,022	—	2,051	52
Other real estate loans	3,191	2,066	548	2,614	184	2,965	17
Commercial and industrial	100	84	—	84	—	90	—
Consumer and other loans	—	—	—	—	—	—	—

Total	$8,232	$6,836	$548	$7,384	$184	$7,651	$100

	December 31, 2015
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,741	$2,206	$338	$2,544	$326	$2,967	$60
Secured by 1-4 family	2,116	2,021	23	2,044	23	2,526	107
Other real estate loans	3,492	2,463	560	3,023	195	4,933	58
Commercial and industrial	107	94	—	94	—	118	—
Consumer and other loans	—	—	—	—	—	—	—

Total	$8,456	$6,784	$921	$7,705	$544	$10,544	$225

	June 30, 2015
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$3,464	$2,684	$635	$3,319	$437	$3,165	$31
Secured by 1-4 family	2,476	2,155	232	2,387	79	2,864	57
Other real estate loans	5,416	2,453	2,491	4,944	1,025	6,828	34
Commercial and industrial	130	16	104	120	22	137	2
Consumer and other loans	—	—	—	—	—	—	—

Total	$11,486	$7,308	$3,462	$10,770	$1,563	$12,994	$124

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

Notes to Consolidated Financial Statements

(unaudited)

As of June 30, 2016, one loan totaling $660 thousand was classified as a troubled debt restructuring (TDR) and included in impaired loans in the disclosure above. At June 30, 2016, the loan classified as a TDR was not performing under the restructured terms and was considered a non-performing asset. There were $982 thousand in TDRs at December 31, 2015, $317 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the three and six month periods ended June 30, 2016 and 2015.

For the three and six months ended June 30, 2016 and 2015, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

Note 5. Other Real Estate Owned (OREO)

Changes in the balance for OREO are as follows (in thousands):

	For the six months ended June 30, 2016	For the year ended December 31, 2015
Balance at the beginning of year, gross	$2,903	$2,263
Transfers in	37	1,664
Charge-offs	(70)	(381)
Sales proceeds	(2,438)	(717)
Gain on disposition	191	74

Balance at the end of period, gross	$623	$2,903
Less: valuation allowance	(181)	(224)

Balance at the end of period, net	$442	$2,679

The carrying amounts of residential real estate properties included in the ending OREO balances above were $442 thousand and $627 thousand at June 30, 2016 and December 31, 2015, respectively. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2016.

Changes in the valuation allowance are as follows (in thousands):

	For the six months ended		For the year ended
	June 30,	June 30,	December 31,
	2016	2015	2015
Balance at beginning of year	$224	$375	$375
Provision for losses	27	137	230
Charge-offs, net	(70)	(375)	(381)

Balance at end of period	$181	$137	$224

Net expenses applicable to OREO, other than the provision for losses, were $43 thousand and $51 thousand for the six months ended June 30, 2016 and 2015, respectively and $196 thousand for the year ended December 31, 2015.

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Other Borrowings

The Bank had unused lines of credit totaling $118.6 million and $128.1 million available with non-affiliated banks at June 30, 2016 and December 31, 2015, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $74.5 million at June 30, 2016. The Bank had collateral pledged on the borrowing line at June 30, 2016 and December 31, 2015 including real estate loans totaling $108.0 million and $105.1 million, respectively, and Federal Home Loan Bank stock with a book value of $1.1 million and $466 thousand, respectively.

At June 30, 2016, the Bank had borrowings from the FHLB totaling $12.0 million which matured July 1, 2016. The interest rate on this note payable was 0.57%. The Bank did not have borrowings from the FHLB at December 31, 2015.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of June 30, 2016 and December 31, 2015, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2016, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at June 30, 2016 and December 31, 2015 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016:
Total Capital (to Risk-Weighted Assets)	$64,375	13.66%	$37,692	8.00%	$47,115	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$58,641	12.45%	$28,269	6.00%	$37,692	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$58,641	12.45%	$21,202	4.50%	$30,625	6.50%
Tier 1 Capital (to Average Assets)	$58,641	8.33%	$28,175	4.00%	$35,219	5.00%
December 31, 2015:
Total Capital (to Risk-Weighted Assets)	$61,513	13.86%	$35,497	8.00%	$44,372	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$55,989	12.62%	$26,623	6.00%	$35,497	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$55,989	12.62%	$19,967	4.50%	$28,842	6.50%
Tier 1 Capital (to Average Assets)	$55,989	8.12%	$27,571	4.00%	$34,464	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 8. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note qualifies as Tier 2 capital for regulatory capital purposes and at June 30, 2016, the total amount of subordinated debt issued was included in the Company’s Tier 2 capital.

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

Note 9. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2016 and December 31, 2015 was 3.26% and 3.13%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2016 and December 31, 2015 was 2.23% and 1.93%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the junior subordinated debt may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total junior subordinated debt. The portion of the junior subordinated debt not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2016 and December 31, 2015, the total amount of junior subordinated debt issued by the Trusts was included in the Company’s Tier 1 capital.

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

Notes to Consolidated Financial Statements

(unaudited)

Components of the net periodic benefit cost of the plan for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Service cost	$103	$112	$205	$223
Interest cost	83	75	166	151
Expected return on plan assets	(75)	(78)	(149)	(157)
Amortization of net loss	21	21	42	43

Net periodic benefit cost	$132	$130	$264	$260

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

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 (dollars in thousands, except per share data):

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
(Numerator):
Net income	$1,433	$444	$2,532	$988
Effective dividend and accretion on preferred stock	—	328	—	657

Net income available to common shareholders	$1,433	$116	$2,532	$331

(Denominator):
Weighted average shares outstanding – basic	4,924,702	4,909,775	4,922,509	4,908,386
Potentially dilutive common shares – restricted stock units	2,157	1,523	2,089	2,793

Weighted average shares outstanding – diluted	4,926,859	4,911,298	4,924,598	4,911,179

Income per common share
Basic	$0.29	$0.02	$0.51	$0.07
Diluted	$0.29	$0.02	$0.51	$0.07

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands).

		Fair Value Measurements at June 30, 2016
Description	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$79,674	$—	$79,674	$—
Obligations of states and political subdivisions	14,876	—	14,876	—
Corporate equity securities	16	16	—	—

	$94,566	$16	$94,550	$—

		Fair Value Measurements at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$89,337	$—	$89,337	$—
Obligations of states and political subdivisions	16,214	—	16,214	—
Corporate equity securities	8	8	—	—

	$105,559	$8	$105,551	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during six months ended June 30, 2016 and the year ended December 31, 2015.

Notes to Consolidated Financial Statements

(unaudited)

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2) within the last twelve months. However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for (or recovery of) loan losses on the Consolidated Statements of Income.

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at June 30, 2016
Description	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$364	$—	$—	$364
Other real estate owned, net	442	—	—	442

		Fair Value Measurements at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$377	$—	$—	$377
Other real estate owned, net	2,679	—	—	2,679

Notes to Consolidated Financial Statements

(unaudited)

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted- Average)
Impaired loans, net	$364	Property appraisals	Selling cost	10%
Other real estate owned, net	$442	Property appraisals	Selling cost	7%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted- Average)
Impaired loans, net	$377	Property appraisals	Selling cost	2-10% (5%)
Other real estate owned, net	$2,679	Property appraisals	Selling cost	7%

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

Restricted Securities

The carrying value of restricted securities approximates fair value based on redemption provisions.

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2016 and December 31, 2015, fair value of loan commitments and standby letters of credit was immaterial.

Notes to Consolidated Financial Statements

(unaudited)

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	Fair Value Measurements at June 30, 2016 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$50,743	$50,743	$—	$—	$50,743
Securities available for sale	94,566	16	94,550	—	94,566
Securities held to maturity	57,401	—	56,840	1,535	58,375
Restricted securities	2,058	—	2,058	—	2,058
Loans held for sale	1,819	—	1,819	—	1,819
Loans, net	459,812	—	—	468,394	468,394
Bank owned life insurance	13,935	—	13,935	—	13,935
Accrued interest receivable	1,612	—	1,612	—	1,612
Financial Liabilities
Deposits	$630,346	$—	$496,867	$133,630	$630,497
Other borrowings	12,000	—	—	11,998	11,998
Subordinated debt	4,921	—	—	5,013	5,013
Junior subordinated debt	9,279	—	—	8,111	8,111
Accrued interest payable	98	—	98	—	98

	Fair Value Measurements at December 31, 2015 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$39,334	$39,334	$—	$—	$39,334
Securities available for sale	105,559	8	105,551	—	105,559
Securities held to maturity	66,519	—	64,938	1,500	66,438
Restricted securities	1,391	—	1,391	—	1,391
Loans held for sale	323	—	323	—	323
Loans, net	433,475	—	—	438,392	438,392
Bank owned life insurance	11,742	—	11,742	—	11,742
Accrued interest receivable	1,661	—	1,661	—	1,661
Financial Liabilities
Deposits	$627,116	$—	$486,015	$140,306	$626,321
Subordinated debt	4,913	—	—	4,913	4,913
Junior subordinated debt	9,279	—	—	8,141	8,141
Accrued interest payable	117	—	117	—	117

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

	June 30, 2016
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	8,353	$9.00
Granted	9,130	8.80
Vested	(7,224)	8.92
Forfeited	—	—

Unvested, end of period	10,259	$8.88

Notes to Consolidated Financial Statements

(unaudited)

At June 30, 2016, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $66 thousand. This expense is expected to be recognized through 2018. Compensation expense related to restricted stock unit awards recognized for the six months ended June 30, 2016 and 2015 totaled $56 thousand and $52 thousand, respectively. As of June 30, 2016, the Company does not expect the forfeiture of any unvested restricted stock units.

Note 15. Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(133)	$(1,421)	$(1,554)
Unrealized holding losses (net of tax, ($164))	(316)	—	(316)
Reclassification adjustment (net of tax, ($18))	34	—	34

Change during period	(282)	—	(282)

Balance at June 30, 2015	$(415)	$(1,421)	$(1,836)

Balance at December 31, 2015	$(192)	$(1,396)	$(1,588)
Unrealized holding gains (net of tax, $515)	996	—	996
Reclassification adjustment (net of tax, $2)	(4)	—	(4)

Change during period	992	—	992

Balance at June 30, 2016	$800	$(1,396)	$(596)

The following table presents information related to reclassifications from accumulated other comprehensive loss for the six month periods ended June 30, 2016 and 2015 (in thousands). The Company did not have any reclassifications from accumulated comprehensive loss for the three month periods ended June 30, 2016 and 2015.

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

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at June 30, 2016 and statements of income of the Company for the three and six month periods ended June 30, 2016 and 2015 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2015. The statements of income for the three and six month periods ended June 30, 2016 may not be indicative of the results to be achieved for the year.

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

The Bank’s products and services are delivered through its mobile banking platform, its website, www.fbvirginia.com, a network of ATMs located throughout its market area, two loan production offices, a customer service center in a retirement village, and 14 bank branch office locations located throughout the Shenandoah Valley and central regions of Virginia. The branch offices are comprised of 13 full service retail banking offices and one drive-thru express banking office. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2015.

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

Primary expense categories are salaries and employee benefits, which comprised 57% of noninterest expenses for the six month period ended June 30, 2016, followed by occupancy and equipment expense, which comprised 13% of noninterest expenses. Historically, the provision for loan losses has also been a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses.

Quarterly Performance

For the three months ended June 30, 2016, net income available to common shareholders totaled $1.4 million, or $0.29 per basic and diluted share, compared to $116 thousand, or $0.02 per basic and diluted share, for the same period in 2015. Return on average assets and return on average equity were 0.82% and 11.90%, respectively, for the second quarter of 2016 compared to 0.27% and 2.97%, respectively, for the same quarter in 2015. Net income available to common shareholders for the second quarter of 2015 was negatively impacted by integration expenses of $458 thousand related to the Acquisition and the effective dividend on preferred stock of $328 thousand. The integration expenses primarily included legal and professional fees, supplies expense, data processing expense, and postage expense.

Net interest income increased 14%, or $728 thousand to $5.8 million for the quarter ended June 30, 2016, compared to $5.1 million for the second quarter of 2015. The net interest margin was 3.62% for the second quarter of 2016 compared to 3.29% for the same period in 2015. The increase in net interest income was primarily the result of higher balances of average earning assets, in addition to a change in the mix of average earning assets, as loan and securities balances increased and interest-bearing deposits in banks decreased when comparing the periods.

Noninterest income decreased $197 thousand, or 9%, to $2.1 million compared to $2.3 million for the second quarter of 2015. The decrease in noninterest income was primarily attributable to a $201 thousand bargain purchase gain recorded in 2015, which resulted from the Acquisition.

Noninterest expense decreased $972 thousand, or 14%, to $5.9 million for the quarter compared to $6.9 million for the same period in 2015. The decrease in expenses was primarily attributable to lower salaries and employee benefits expense, lower other operating expense, income recognized on sales of other real estate owned, and integration expenses from the Acquisition which were incurred during the second quarter of 2015.

The Bank did not record a provision for (or recovery of) loan losses during the second quarter of 2016 compared to a $100 thousand recovery of loan losses recorded during the same period of 2015. For a more detailed discussion of the Bank’s provision for (or recovery of) loan losses, see “Provision for (Recovery of) Loan Losses” below.

Year-to-Date Performance

Net income available to common shareholders totaled $2.5 million, or $0.51 per basic and diluted share, for the six months ended June 30, 2016 compared to $331 thousand, or $0.07 per basic and diluted share, for the same period in 2015. Return on average assets and return on average equity were 0.73% and 10.66%, respectively, for the six months ended June 30, 2016 compared to 0.34% and 3.32% for the same period in 2015.

For the six months ended June 30, 2016, net interest income increased 19%, or $1.8 million, compared to the same period of 2015. The increase was primarily attributable to higher average balances of loans and securities. The net interest margin was 3.62% for the six months ended June 30, 2016 compared to 3.58% for the same period in 2015. The Bank did not record a provision for (or recovery of) loan losses during the six month period ended June 30, 2016, compared to a recovery of loan losses of $100 thousand for the same period one year ago. Noninterest income increased $155 thousand, or 4%, to $4.1 million compared to $3.9 million when comparing the two periods. Noninterest expense decreased $342 thousand, or 3%, to $12.0 million compared to $12.3 million for the same period in 2015.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding OREO income/(expense), amortization of intangibles, and acquisition and integration related expenses, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding securities (gains)/losses and bargain purchase gain. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Noninterest expense	$5,883	$6,855	$12,000	$12,342
Add/(Subtract): other real estate owned income/(expense), net	49	(152)	121	(116)
Subtract: amortization of intangibles	(198)	(196)	(405)	(200)
Subtract: acquisition and integration related expenses	—	(458)	—	(877)

	$5,734	$6,049	$11,716	$11,149

Tax-equivalent net interest income	$5,894	$5,135	$11,694	$9,826
Noninterest income	2,112	2,309	4,055	3,900
Add/(Subtract): securities (gains)/losses, net	—	—	(6)	52
Subtract: bargain purchase gain	—	(201)	—	(201)

	$8,006	$7,243	$15,743	$13,577

Efficiency ratio	71.62%	83.52%	74.42%	82.12%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
GAAP measures:
Interest income - loans	$5,370	$4,688	$10,606	$9,228
Interest income - investments and other	908	704	1,863	1,152
Interest expense - deposits	(329)	(266)	(662)	(566)
Interest expense - other borrowings	—	(2)	(5)	(3)
Interest expense - subordinated debt	(89)	—	(179)	—
Interest expense - junior subordinated debt	(64)	(55)	(125)	(109)
Interest expense - federal funds purchased	—	(1)	(3)	(2)

Total net interest income	$5,796	$5,068	$11,495	$9,700

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$25	$27	$50	$53
Tax benefit realized on non-taxable interest income - municipal securities	73	40	149	73

Total tax benefit realized on non-taxable interest income	$98	$67	$199	$126

Total tax-equivalent net interest income	$5,894	$5,135	$11,694	$9,826

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for (or recovery of) loan losses charged to earnings. Loan losses are charged against the allowance when management determines that the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance. For further information about the Company’s loans and the allowance for loan losses, see Notes 3 and 4 in this Form 10-Q.

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

Other Real Estate Owned (OREO)

Other real estate owned (OREO) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is initially recorded at fair value less estimated costs to sell to establish a new cost basis. OREO is subsequently reported at the lower of cost or fair value less costs to sell, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its distressed asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of other real estate owned each quarter and adjusts the values as appropriate. Revenue and expenses from operations and changes in the valuation allowance are included in other real estate owned (income) expense.

Business Combinations

Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company relies on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of fair values requires management to make estimates about future cash flows, market conditions and other events, which are highly subjective in nature. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At June 30, 2016, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $73.7 million.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings, subordinated debt and junior subordinated debt. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for (or recovery of) loan losses, noninterest income and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts; revenue from wealth management services; ATM and check card income; revenue from other customer services; income from bank owned life insurance; general and administrative expenses and other real estate owned income or expense.

Net Interest Income

Net interest income increased 14%, or $728 thousand to $5.8 million for the quarter ended June 30, 2016, compared to $5.1 million for the second quarter of 2015. This increase resulted from larger average balances of loans and securities, when comparing the periods. The growth in average loans and securities was primarily attributable to a change in the earning asset mix as cash received from the Acquisition has been deployed into loans and securities. The majority of the cash received in the Acquisition was initially invested in interest-bearing deposits in banks, which is a lower-yielding asset when compared to loans and securities. The net interest margin was 3.62% for the second quarter of 2016 compared to 3.29% for the same period in 2015.

The net interest margin increased 33 basis points to 3.62%, compared to 3.29% for the second quarter of 2015. The increase resulted from a 42 basis point increase in the total earning asset yield. The increase in the total earning asset yield was primarily a result of a change in the composition of average earning assets. Average securities increased from 19% of average earning assets for the three month period ended June 30, 2015 to 24% for the three month period ended June 30, 2016 and average loans increased from 63% to 70% of average earning assets. While loans and securities balances increased, average interest-bearing deposits in banks decreased from 18% to 6% of average earning assets, when comparing the periods. The change in the mix of earning assets had a favorable impact on net interest income as loans and securities were higher-yielding assets when compared to interest-bearing deposits in banks.

For the six months ended June 30, 2016, net interest income totaled $11.5 million, which was a 19% increase when compared to the same period a year ago. The net interest margin increased to 3.62% from 3.58% and average earning assets were $95.7 million higher when comparing the periods. Interest-earning asset yields increased 10 basis points while interest expense as a percent of average earning assets increased 5 basis points. For the six month period, interest-earning asset yields increased due to the changes in the earning asset mix, and interest expense as a percent of average earning assets increased primarily due to the addition of subordinated debt during the fourth quarter of 2015.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	For the three months ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$133,517	$683	2.06%	$106,448	$540	2.03%
Tax-exempt (1)	24,154	215	3.60%	12,781	118	3.71%
Restricted	1,559	21	5.45%	1,497	18	4.97%

Total securities	$159,230	$919	2.32%	$120,726	$676	2.25%
Loans: (2)
Taxable	$450,878	$5,321	4.75%	$387,219	$4,637	4.80%
Tax-exempt (1)	6,847	74	4.33%	7,194	78	4.33%

Total loans	$457,725	$5,395	4.74%	$394,413	$4,715	4.79%
Interest-bearing deposits with other institutions	37,580	62	0.66%	110,058	68	0.25%

Total earning assets	$654,535	$6,376	3.92%	$625,197	$5,459	3.50%
Less: allowance for loan losses	(5,548)			(6,698)
Total non-earning assets	56,720			52,700

Total assets	$705,707			$671,199

Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$152,140	$92	0.24%	$140,007	$45	0.13%
Regular savings	125,487	26	0.08%	115,763	24	0.08%
Money market accounts	61,884	26	0.17%	49,026	15	0.12%
Time deposits:
$100,000 and over	45,313	89	0.79%	51,723	115	0.89%
Under $100,000	88,891	95	0.43%	89,559	67	0.30%
Brokered	601	1	0.45%	600	—	—

Total interest-bearing deposits	$474,316	$329	0.28%	$446,678	$266	0.24%
Federal funds purchased	3	—	—	385	1	0.64%
Subordinated debt	4,919	89	7.33%	—	—	—
Junior subordinated debt	9,279	64	2.75%	9,279	55	2.39%
Other borrowings	242	—	—	2,654	2	0.28%

Total interest-bearing liabilities	$488,759	$482	0.40%	$458,996	$324	0.28%
Non-interest bearing liabilities
Demand deposits	162,486			146,762
Other liabilities	6,019			5,484

Total liabilities	$657,264			$611,242

Shareholders’ equity	48,443			59,957

Total liabilities and Shareholders’ equity	$705,707			$671,199

Net interest income		$5,894			$5,135

Interest rate spread			3.52%			3.22%
Cost of funds			0.30%			0.21%
Interest expense as a percent of average earning assets			0.30%			0.21%
Net interest margin			3.62%			3.29%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $98 thousand and $67 thousand for the three months ended June 30, 2016 and 2015, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	For the six months ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$138,221	$1,424	2.07%	$90,779	$898	1.99%
Tax-exempt (1)	24,651	438	3.58%	11,288	215	3.83%
Restricted	1,570	40	5.09%	1,479	39	5.36%

Total securities	$164,442	$1,902	2.33%	$103,546	$1,152	2.24%
Loans: (2)
Taxable	$445,205	$10,508	4.75%	$382,598	$9,126	4.81%
Tax-exempt (1)	6,880	148	4.33%	7,181	155	4.35%

Total loans	$452,085	$10,656	4.74%	$389,779	$9,281	4.80%
Federal funds sold	1	—	—	2	—	—
Interest-bearing deposits with other institutions	32,418	110	0.68%	59,916	73	0.25%

Total earning assets	$648,946	$12,668	3.93%	$553,243	$10,506	3.83%
Less: allowance for loan losses	(5,536)			(6,729)
Total non-earning assets	56,326			47,585

Total assets	$699,736			$594,099

Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$148,829	$177	0.24%	$124,737	$86	0.14%
Regular savings	124,761	52	0.08%	109,818	46	0.08%
Money market accounts	60,164	50	0.17%	35,648	24	0.14%
Time deposits:
$100,000 and over	46,913	197	0.84%	48,151	240	1.01%
Under $100,000	89,659	185	0.42%	71,469	167	0.47%
Brokered	601	1	0.45%	937	3	0.54%

Total interest-bearing deposits	$470,927	$662	0.28%	$390,760	$566	0.29%
Federal funds purchased	673	3	1.03%	421	2	0.72%
Subordinated debt	4,917	179	7.33%	—	—	—
Junior subordinated debt	9,279	125	2.71%	9,279	109	2.38%
Other borrowings	2,236	5	0.44%	2,434	3	0.27%

Total interest-bearing liabilities	$488,032	$974	0.40%	$402,894	$680	0.34%
Non-interest bearing liabilities
Demand deposits	158,108			126,196
Other liabilities	5,834			5,055

Total liabilities	$651,974			$534,145
Shareholders’ equity	47,762			59,954

Total liabilities and Shareholders’ equity	$699,736			$594,099

Net interest income		$11,694			$9,826

Interest rate spread			3.53%			3.49%
Cost of funds			0.30%			0.26%
Interest expense as a percent of average earning assets			0.30%			0.25%
Net interest margin			3.62%			3.58%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $199 thousand and $126 thousand for the six months ended June 30, 2016 and 2015, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

Provision for (Recovery of) Loan Losses

The Bank did not record a provision for (or recovery of) loan losses during the second quarter of 2016, which resulted in a total allowance for loan losses of $5.7 million, or 1.23% of total loans, at June 30, 2016. This compared to a recovery of loan losses of $100 thousand and an allowance for loan losses of $6.1 million, or 1.56% of total loans, at the end of the same quarter in 2015. The Bank did not record a provision for (or recovery of) loan losses during the quarter as the specific reserve requirement of the allowance for loan losses decreased and the Bank experienced net recoveries of loans charged-off in prior periods. The decrease in the specific reserve component of the allowance for loan losses was offset by the increase in the general reserve component during the quarter, which was primarily due to growth in the loan portfolio. The decrease in the specific reserve was a result of improvements in collateral positions of impaired loans. Net recoveries totaled $214 thousand for the second quarter of 2016 compared to $542 thousand of net charge-offs for the same period in 2015.

For the six months ended June 30, 2016, the Bank did not record a provision for (or recovery of) loan losses, compared to recovery of loan losses of $100 thousand for the same period in 2015. The recovery of loan losses in 2015 was primarily the result of a decrease in the general component of the allowance for loan losses, which resulted from loan balances that decreased during the second quarter of 2015, increased collateral values on residential real estate properties, and improved asset quality during the period. Net recoveries totaled $210 thousand for the six months ended June 30, 2016 compared to net charge-offs of $489 thousand for the same period in 2015.

Noninterest Income

Noninterest income decreased 9% to $2.1 million for the quarter ended June 30, 2016 from $2.3 million for the same period in 2015. Revenue categories that decreased during the second quarter of 2016 compared to the same period one year ago included wealth management fees and bargain purchase gain. The decrease in wealth management fees was attributable to the elimination of brokerage services at the beginning of 2016. The bargain purchase gain recorded in 2015 resulted from the Acquisition. These decreases were partially offset by a $162 thousand, or 22% increase in service charges on deposits. The increase in service charges on deposits was primarily attributable to the Acquisition and the related increase in deposit balances.

For the six months ended June 30, 2016, noninterest income increased $155 thousand, or 4%, to $4.1 million compared to $3.9 million for the same period one year ago. Revenue categories that increased during the six month period ended June 30, 2016 compared to the same period one year ago included service charges on deposits, ATM and check card fees, and other operating income. The increases in service charges on deposits and ATM and check card fees were primarily attributable to the Acquisition and the related increase in deposit balances. The increase in other operating income resulted primarily from revenue that resulted from a three-year agreement not to compete with former employees, which was related to the elimination of brokerage services on January 1, 2016. Noninterest income also increased when comparing the periods from net gains on sales and calls of securities of $6 thousand in the first quarter of 2016 compared to net losses on sales and calls of securities of $52 thousand for the first quarter of 2015. These increases were partially offset by a $332 thousand, or 33% decrease in wealth management fees and the $201 thousand decrease in bargain purchase gain from the Acquisition. The decrease in wealth management fees was attributable to the elimination of brokerage services referred to above.

Noninterest Expense

Noninterest expense decreased $972 thousand, or 14%, to $5.9 million for the quarter compared to $6.9 million for the same quarter of 2015. The decrease in noninterest expense was primarily due to a $182 thousand, or 5% decrease in expenses related to salaries and employee benefits, a $126 thousand decrease in supplies expense, a $275 thousand decrease in legal and professional fees, an $80 thousand decrease in data processing expense, and a $201 thousand decrease in net other real estate owned expense, when comparing the periods.

Salaries and employee benefits decreased primarily from a decrease in the number of employees compared to the second quarter of 2015. The decreases in supplies expense, legal and professional fees, and data processing expense resulted primarily from integration expenses incurred during the second quarter of 2015 related to the Acquisition, which totaled $67 thousand, $230 thousand, and $72 thousand for these categories, respectively. Total integration expenses related to the Acquisition were $458 thousand for the three months ended June 30, 2015. Decreases in expenses related to other real estate owned resulted primarily from increased gains on the sale of OREO property and lower write-downs in the carrying value of OREO property, when comparing the periods. These decreases were partially offset by a $62 thousand increase in FDIC assessment expenses due to higher assessment and growth following the Acquisition.

For the six months ended June 30, 2016, noninterest expense decreased $342 thousand, or 3%, to $12.0 million compared to $12.3 million for the same period in the prior year. The decrease in noninterest expense was primarily due to a $370 thousand decrease in supplies expense, a $176 thousand decrease in legal and professional fees, a $139 thousand decrease in data processing expense, a $71 thousand decrease in postage expense, and a $237 thousand decrease in net other real estate owned expense, when comparing the periods. The decreases in supplies expense, legal and professional fees, data processing expense, and postage expense resulted primarily from integration expenses incurred during the first six months of 2015 related to the Acquisition, which totaled $325 thousand, $238 thousand, $134 thousand, and $70 thousand for these categories, respectively. Total integration expenses related to the Acquisition were $877 thousand for the six months ended June 30, 2015. Decreases in expenses related to other real estate owned resulted primarily from increased gains on the sale of OREO property and lower write-downs in the carrying value of OREO property, when comparing the periods.

The decreases described in the paragraph above were partially offset by a $137 thousand, or 2% increase in expenses related to salaries and employee benefits, a $133 thousand, or 20% increase in occupancy expense, a $123 thousand, or 17% increase in equipment expense, an $81 thousand, or 23% increase in ATM and check card fees, a $117 thousand, or 89% increase in FDIC assessment expenses, and a $205 thousand increase in amortization expense. The increases in these categories resulted primarily from the impact of the Acquisition, which increased the number of banking locations and customer deposit balances for a full six month period during 2016, compared to only part of the same period in 2015.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and six month periods ended June 30, 2016 and 2015. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Financial Condition

General

Total assets increased by $19.0 million to $711.3 million at June 30, 2016 compared to $692.3 million at December 31, 2015. The increase was primarily attributable to a $26.3 million increase in net loans and a $9.1 million increase in interest-bearing deposits in banks, when comparing the periods. The increases in net loans and interest-bearing deposits in banks were partially offset by a $19.4 million decrease in securities since December 31, 2015.

Loans

Loans, net of the allowance for loan losses, increased $26.3 million, or 6% to $459.8 million at June 30, 2016, compared to $433.5 million at December 31, 2015. Growth of the loan portfolio was led by other real estate loans with balances that increased $18.7 million during the first six months of 2016, followed by residential real estate loans with balances that increased by $7.0 million.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $11 thousand at June 30, 2016, compared to $92 thousand at December 31, 2015. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $7.4 million and $7.7 million at June 30, 2016 and December 31, 2015, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $660 thousand and $982 thousand in loans classified as TDRs as of June 30, 2016 and December 31, 2015, respectively.

Asset Quality

Management classifies non-performing assets as non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank’s OREO, net of valuation allowance, totaled $442 thousand at June 30, 2016 and $2.7 million at December 31, 2015. The valuation allowance for other real estate owned totaled $181 thousand and $224 thousand at June 30, 2016 and December 31, 2015, respectively.

Non-performing assets were $4.5 million at June 30, 2016 and $6.5 million at December 31, 2015, representing 0.63% and 0.94% of total assets, respectively. Non-performing assets included $4.1 million in non-accrual loans and $442 thousand in OREO, net of the valuation allowance at June 30, 2016. This compares to $3.9 million in non-accrual loans and $2.7 million in OREO, net of the valuation allowance at December 31, 2015.

The levels of non-performing assets at June 30, 2016 and December 31, 2015 were primarily attributable to business customers involved in commercial real estate and construction and land development that have not been able to meet their debt requirements because they have not fully recovered from the recent recession. At June 30, 2016, 56% of non-performing assets related to commercial real estate loans, 34% related to construction and land development loans, 8% related to residential real estate loans, and 2% related to commercial and industrial loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $9.6 million and $10.3 million at June 30, 2016 and December 31, 2015, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing totaled $11 thousand at June 30, 2016, which was comprised of two small loans expected to pay all principal and interest amounts contractually due to the Bank. There were $92 thousand of loans greater than 90 days past due and still accruing at December 31, 2015.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for (or recovery of) loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $5.7 million at June 30, 2016 and $5.5 million at December 31, 2015, representing 1.23% and 1.26% of total loans, respectively. Although total loans increased by $26.5 million during the six months ended June 30, 2016, no provision for loan loss was required as the Bank experienced net recoveries of $210 thousand during the period and a decrease in the specific reserve requirement of the allowance for loan losses as a result of improvements in collateral positions of impaired loans in the specific allocation. Recoveries of loan losses of $865 thousand and $178 thousand were experienced in the Construction and Land Development and 1-4 Family Residential loan classes, respectively, during the six month period ended June 30, 2016. The recovery of loan losses in the Construction and Land Development loan class was primarily attributable to decreases in the specific reserve and decreases in the general allocation from improvements in the historical loss experience. The recoveries of loan losses in the 1-4 Family Residential loan class resulted from net recoveries of loans charged-off in prior periods. These recoveries were offset by provision for loan losses experienced in the Other Real Estate, Commercial and Industrial, and Consumer and Other loan classes, which resulted primarily from increases in the general reserve requirement due to growth in the loan portfolio.

Impaired loans totaled $7.4 million and $7.7 million at June 30, 2016 and December 31, 2015, respectively. The related allowance for loan losses provided for these loans totaled $184 and $544 thousand at June 30, 2016 and December 31, 2015, respectively. The average recorded investment in impaired loans during the six months ended June 30, 2016 and the year ended December 31, 2015 was $7.7 million and $10.5 million, respectively. Included in the impaired loans total at June 30, 2016 was one loan classified as a TDR totaling $660 thousand. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of June 30, 2016, the loan classified as a TDR was not performing under the restructured terms and was considered a non-performing asset.

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover losses inherent within the loan portfolio. For each period presented, the provision for (or recovery of) loan losses charged to (income) or expense was based on management’s judgment after taking into consideration all factors connected with the collectability of the existing portfolio. Management considers economic conditions, historical loss factors, past due percentages, internally generated loan quality reports and other relevant factors when evaluating the loan portfolio. There can be no assurance, however, that an additional provision for (or recovery of) loan losses will not be required in the future, including as a result of changes in the qualitative factors underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers. For further discussion regarding the allowance for loan losses, see “Critical Accounting Policies”.

Securities

The securities portfolio plays a primary role in the management of the Company’s interest rate sensitivity and serves as a source of liquidity. The portfolio is used as needed to meet collateral requirements, such as those related to secure public deposits and balances with the Reserve Bank. The investment portfolio consists of held to maturity, available for sale, and restricted securities. Securities are classified as available for sale or held to maturity based on the Company’s investment strategy and management’s assessment of the intent and ability to hold the securities until maturity. Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold the investment securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities which the Company may not hold to maturity are classified as investment securities available for sale, as management has the intent and ability to hold such investment securities for an indefinite period of time, but not necessarily to maturity. Securities available for sale may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors and are carried at estimated fair value. Restricted securities, including Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock, are generally viewed as long-term investments because there is minimal market for the stock and are carried at cost.

Securities at June 30, 2016 totaled $154.0 million, a decrease of $19.4 million or 11% from $173.5 million at December 31, 2015. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of June 30, 2015, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $1.3 million and $601 thousand at June 30, 2016 and December 31, 2015, respectively. Gross unrealized losses in the available for sale portfolio totaled $127 thousand and $893 thousand at June 30, 2016 and December 31, 2015, respectively. Gross unrealized gains in the held to maturity portfolio totaled $993 thousand and $264 thousand at June 30, 2016 and December 31, 2015, respectively. Gross unrealized losses in the held to maturity portfolio totaled $19 thousand and $345 thousand at June 30, 2016 and December 31, 2015, respectively. Investments in an unrealized loss position were considered temporarily impaired at June 30, 2016 and December 31, 2015. The change in the unrealized gains and losses of investment securities from December 31, 2015 to June 30, 2016 was related to changes in market interest rates.

Deposits

At June 30, 2016, deposits totaled $630.3 million, an increase of $3.2 million, from $627.1 million at December 31, 2015. There was not a significant change in the deposit mix when comparing the periods. At June 30, 2016, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 25%, 54%, and 21% of total deposits, respectively, compared to 25%, 52%, and 23% at December 31, 2015.

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

At June 30, 2016, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $118.3 million. At June 30, 2016, 14% or $65.9 million of the loan portfolio matures within one year. Non-deposit sources of available funds totaled $118.6 million at June 30, 2016, which included $74.5 million available from Federal Home Loan Bank of Atlanta (FHLB), $42.0 million of unsecured federal funds lines of credit with other correspondent banks and $2.1 million available through the Federal Reserve Discount Window.

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

The rules included new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank under the final rules were as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6% (increased from 4%); a total capital ratio of 8% (unchanged from previous rules); and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer is being phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of June 30, 2016 and December 31, 2015, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at June 30, 2016:

First Bank
Total capital to risk-weighted assets	13.66%
Tier 1 capital to risk-weighted assets	12.45%
Common equity Tier 1 capital to risk-weighted assets	12.45%
Tier 1 capital to average assets	8.33%
Capital conservation buffer ratio(1)	5.66%

(1)	Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

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

Commitments to extend credit, which amounted to $61.3 million at June 30, 2016, and $61.1 million at December 31, 2015, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At June 30, 2016 and December 31, 2015, the Bank had $8.8 million and $7.7 million in outstanding standby letters of credit, respectively.

At June 30, 2016, the Bank had $3.6 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	August 12, 2016
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	August 12, 2016
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.