Form 10-Q
period 2016-09-30
FIRST NATIONAL CORP /VA/
filed 2016-11-14
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2016, 4,926,546 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	September 30, 2016	December 31, 2015*
Assets
Cash and due from banks	$8,955	$8,247
Interest-bearing deposits in banks	47,902	31,087
Securities available for sale, at fair value	88,323	105,559
Securities held to maturity, at carrying value (fair value, 2016, $56,305; 2015, $66,438)	55,263	66,519
Restricted securities, at cost	1,548	1,391
Loans held for sale	1,053	323
Loans, net of allowance for loan losses, 2016, $5,610; 2015, $5,524	465,224	433,475
Other real estate owned, net of valuation allowance, 2016, $0; 2015, $224	250	2,679
Premises and equipment, net	20,852	21,389
Accrued interest receivable	1,631	1,661
Bank owned life insurance	13,808	11,742
Core deposit intangibles, net	1,730	2,322
Other assets	6,133	5,927

Total assets	$712,672	$692,321

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand deposits	$168,204	$157,070
Savings and interest-bearing demand deposits	340,884	328,945
Time deposits	131,654	141,101

Total deposits	$640,742	$627,116
Subordinated debt	4,926	4,913
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	6,742	5,060

Total liabilities	$661,689	$646,368

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2016, 4,926,546 shares; 2015, 4,916,130 shares	6,158	6,145
Surplus	7,046	6,956
Retained earnings	38,223	34,440
Accumulated other comprehensive loss, net	(444)	(1,588)

Total shareholders’ equity	$50,983	$45,953

Total liabilities and shareholders’ equity	$712,672	$692,321

*	Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended September 30, 2016 and 2015

(in thousands, except per share data)

	(unaudited)	(unaudited)
	September 30, 2016	September 30, 2015
Interest and Dividend Income
Interest and fees on loans	$5,500	$4,854
Interest on deposits in banks	73	61
Interest and dividends on securities:
Taxable interest	613	713
Tax-exempt interest	136	116
Dividends	20	20

Total interest and dividend income	$6,342	$5,764

Interest Expense
Interest on deposits	$338	$282
Interest on subordinated debt	91	—
Interest on junior subordinated debt	65	56
Interest on other borrowings	1	—

Total interest expense	$495	$338

Net interest income	$5,847	$5,426
Provision for loan losses	—	—

Net interest income after provision for loan losses	$5,847	$5,426

Noninterest Income
Service charges on deposit accounts	$941	$897
ATM and check card fees	529	529
Wealth management fees	339	477
Fees for other customer services	143	172
Income from bank owned life insurance	123	106
Net gains on calls and sales of securities available for sale	4	—
Net gains on sale of loans	50	53
Other operating income	182	10

Total noninterest income	$2,311	$2,244

Noninterest Expense
Salaries and employee benefits	$3,183	$3,637
Occupancy	380	396
Equipment	406	400
Marketing	125	176
Supplies	108	116
Legal and professional fees	179	243
ATM and check card fees	229	236
FDIC assessment	106	134
Bank franchise tax	89	131
Telecommunications expense	110	131
Data processing expense	160	130
Postage expense	56	73
Amortization expense	187	226
Other real estate owned expense, net	1	144
Net losses on disposal of premises and equipment	8	—
Other operating expense	526	528

Total noninterest expense	$5,853	$6,701

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Three months ended September 30, 2016 and 2015

(in thousands, except per share data)

	(unaudited)	(unaudited)
	September 30, 2016	September 30, 2015
Income before income taxes	$2,305	$969
Income tax expense	611	243

Net income	$1,694	$726

Effective dividend on preferred stock	—	328

Net income available to common shareholders	$1,694	$398

Earnings per common share
Basic	$0.34	$0.08
Diluted	$0.34	$0.08

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Three months ended September 30, 2016 and 2015

(in thousands)

	(unaudited)	(unaudited)
	September 30, 2016	September 30, 2015
Net income	$1,694	$726
Other comprehensive income, net of tax,
Unrealized holding gains on available for sale securities, net of tax $78 and $341, respectively	155	660
Reclassification adjustment for gains included in net income, net of tax ($1) and $0, respectively	(3)	—

Total other comprehensive income	152	660

Total comprehensive income	$1,846	$1,386

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Nine months ended September 30, 2016 and 2015

(in thousands, except per share data)

	(unaudited)	(unaudited)
	September 30, 2016	September 30, 2015
Interest and Dividend Income
Interest and fees on loans	$16,106	$14,082
Interest on deposits in banks	183	134
Interest and dividends on securities:
Taxable interest	2,037	1,611
Tax-exempt interest	425	258
Dividends	60	59

Total interest and dividend income	$18,811	$16,144

Interest Expense
Interest on deposits	$1,000	$848
Interest on federal funds purchased	3	2
Interest on subordinated debt	270	—
Interest on junior subordinated debt	190	165
Interest on other borrowings	6	3

Total interest expense	$1,469	$1,018

Net interest income	$17,342	$15,126
Recovery of loan losses	—	(100)

Net interest income after recovery of loan losses	$17,342	$15,226

Noninterest Income
Service charges on deposit accounts	$2,635	$2,196
ATM and check card fees	1,532	1,375
Wealth management fees	1,009	1,479
Fees for other customer services	427	463
Income from bank owned life insurance	316	270
Net gains (losses) on calls and sales of securities available for sale	10	(52)
Net gains on sale of loans	102	158
Bargain purchase gain	—	201
Other operating income	335	54

Total noninterest income	$6,366	$6,144

Noninterest Expense
Salaries and employee benefits	$10,042	$10,359
Occupancy	1,169	1,052
Equipment	1,232	1,103
Marketing	352	436
Supplies	312	690
Legal and professional fees	646	886
ATM and check card fees	655	581
FDIC assessment	354	265
Bank franchise tax	282	383
Telecommunications expense	339	316
Data processing expense	434	543
Postage expense	182	270
Amortization expense	592	426
Other real estate owned (income) expense, net	(120)	260
Net losses on disposal of premises and equipment	8	—
Other operating expense	1,374	1,473

Total noninterest expense	$17,853	$19,043

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Nine months ended September 30, 2016 and 2015

(in thousands, except per share data)

	(unaudited)	(unaudited)
	September 30, 2016	September 30, 2015
Income before income taxes	$5,855	$2,327
Income tax expense	1,629	613

Net income	$4,226	$1,714

Effective dividend on preferred stock	—	985

Net income available to common shareholders	$4,226	$729

Earnings per common share
Basic	$0.86	$0.15
Diluted	$0.86	$0.15

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Nine months ended September 30, 2016 and 2015

(in thousands)

	(unaudited)	(unaudited)
	September 30, 2016	September 30, 2015
Net income	$4,226	$1,714
Other comprehensive income, net of tax,
Unrealized holding gains on available for sale securities, net of tax $593 and $176, respectively	1,151	344
Reclassification adjustment for (gains) losses included in net income, net of tax ($3) and $18, respectively	(7)	34

Total other comprehensive income	1,144	378

Total comprehensive income	$5,370	$2,092

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Nine months ended September 30, 2016 and 2015

(in thousands)

	(unaudited)	(unaudited)
	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities
Net income	$4,226	$1,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,010	896
Amortization of core deposit intangibles	592	426
Amortization of debt issuance costs	13	—
Origination of loans held for sale	(7,331)	(11,493)
Proceeds from sale of loans held for sale	6,703	11,508
Net gains on sales of loans held for sale	(102)	(158)
Recovery of loan losses	—	(100)
Net (gains) losses on sale of securities available for sale	(10)	52
Provision for other real estate owned	27	230
Net gains on sale of other real estate owned	(193)	(72)
Income from bank owned life insurance	(316)	(270)
Accretion of discounts and amortization of premiums on securities, net	656	521
Accretion of premium on time deposits	(133)	(164)
Stock-based compensation	72	70
Bargain purchase gain on branch acquisition	—	(201)
Losses on disposal of premises and equipment	8	—
Deferred income tax expense	347	223
Changes in assets and liabilities:
Decrease (increase) in interest receivable	30	(282)
Increase in other assets	(655)	(293)
Increase in other liabilities	1,195	380

Net cash provided by operating activities	$6,139	$2,987

Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$18,554	$11,836
Proceeds from maturities, calls, principal payments, and sales of securities held to maturity	11,025	1,220
Purchase of securities available for sale	—	(37,638)
Purchase of securities held to maturity	—	(55,569)
Net purchase of restricted securities	(157)	(25)
Purchase of premises and equipment	(754)	(1,768)
Proceeds from sale of premises and equipment	23	—
Proceeds from sale of other real estate owned	2,882	354
Purchase of bank owned life insurance	(2,000)	—
Proceeds from cash value of bank owned life insurance	250	—
Net increase in loans	(31,786)	(30,430)
Acquisition of branches, net of cash paid	—	179,501

Net cash (used in) provided by investing activities	$(1,963)	$67,481

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Nine months ended September 30, 2016 and 2015

(in thousands)

	(unaudited)	(unaudited)
	September 30, 2016	September 30, 2015
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and savings accounts	$23,073	$(813)
Net decrease in time deposits	(9,314)	(16,256)
Net decrease in other borrowings	—	(19)
Cash dividends paid on common stock, net of reinvestment	(412)	(341)
Repurchase of common stock	—	(1)
Cash dividends paid on preferred stock	—	(985)
Decrease in federal funds purchased	—	(52)

Net cash provided by (used in) financing activities	$13,347	$(18,467)

Increase in cash and cash equivalents	$17,523	$52,001
Cash and Cash Equivalents
Beginning	$39,334	$24,845

Ending	$56,857	$76,846

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,628	$873

Income Taxes	$1,276	$752

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains on securities available for sale	$1,734	$572

Transfer from loans to other real estate owned	$37	$1,384

Transfer from premises and equipment to other real estate owned	$250	$—

Issuance of common stock, dividend reinvestment plan	$31	$28

Transactions Related to Acquisition
Assets acquired	$—	$193,638
Liabilities assumed	—	186,819

Net assets acquired	$—	$6,819

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2016 and 2015

(in thousands, except share and per share data)

(unaudited)

					Accumulated
					Other
	Preferred Stock	Common Stock	Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2014	$14,595	$6,131	$6,835	$33,557	$(1,554)	$59,564
Net income	—	—	—	1,714	—	1,714
Other comprehensive income	—	—	—	—	378	378
Cash dividends on common stock ($0.075 per share)	—	—	—	(369)	—	(369)
Stock-based compensation	—	—	70	—	—	70
Issuance of 3,081 shares common stock, dividend reinvestment plan	—	4	24	—	—	28
Issuance of 5,142 shares common stock, stock incentive plan	—	6	(6)	—	—	—
Repurchase of 138 shares common stock, stock incentive plan		—	(1)	—	—	(1)
Cash dividends on preferred stock	—	—	—	(985)	—	(985)

Balance, September 30, 2015	$14,595	$6,141	$6,922	$33,917	$(1,176)	$60,399

					Accumulated
					Other
	Preferred Stock	Common Stock	Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2015	$—	$6,145	$6,956	$34,440	$(1,588)	$45,953
Net income	—	—	—	4,226	—	4,226
Other comprehensive income	—	—	—	—	1,144	1,144
Cash dividends on common stock ($0.09 per share)	—	—	—	(443)	—	(443)
Stock-based compensation	—	—	72	—	—	72
Issuance of 3,192 shares common stock, dividend reinvestment plan	—	4	27	—	—	31
Issuance of 7,224 shares common stock, stock incentive plan	—	9	(9)	—	—	—

Balance, September 30, 2016	$—	$6,158	$7,046	$38,223	$(444)	$50,983

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2016 and December 31, 2015, the statements of income and comprehensive income for the three and nine months ended September 30, 2016 and 2015 and the cash flows and changes in shareholders’ equity for the nine months ended September 30, 2016 and 2015. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company does not expect the adoption of ASU 2016-02 to have a material impact on its consolidated financial statements.

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

During March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.

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

During August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

Notes to Consolidated Financial Statements

(unaudited)

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. Amortized costs and fair values of securities at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$74,732	$1,092	$(62)	$75,762
Obligations of states and political subdivisions	12,148	402	—	12,550
Corporate equity securities	1	10	—	11

Total securities available for sale	$86,881	$1,504	$(62)	$88,323

Securities held to maturity:
U.S. agency and mortgage-backed securities	$39,118	$487	$—	$39,605
Obligations of states and political subdivisions	14,645	531	—	15,176
Corporate debt securities	1,500	24	—	1,524

Total securities held to maturity	$55,263	$1,042	$—	$56,305

Total securities	$142,144	$2,546	$(62)	$144,628

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$89,919	$261	$(843)	$89,337
Obligations of states and political subdivisions	15,931	333	(50)	16,214
Corporate equity securities	1	7	—	8

Total securities available for sale	$105,851	$601	$(893)	$105,559

Securities held to maturity:
U.S. agency and mortgage-backed securities	$49,662	$36	$(326)	$49,372
Obligations of states and political subdivisions	15,357	228	(19)	15,566
Corporate debt securities	1,500	—	—	1,500

Total securities held to maturity	$66,519	$264	$(345)	$66,438

Total securities	$172,370	$865	$(1,238)	$171,997

Notes to Consolidated Financial Statements

(unaudited)

At September 30, 2016 and December 31, 2015, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	September 30, 2016
	Less than 12 months		12 months or more		Total
		Unrealized	Unrealized			Unrealized
	Fair Value	(Loss)	Fair Value	(Loss)	Fair Value	(Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$—	$—	$6,022	$(62)	$6,022	$(62)

Total securities available for sale	$—	$—	$6,022	$(62)	$6,022	$(62)

Total securities	$—	$—	$6,022	$(62)	$6,022	$(62)

	December 31, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Loss)	Fair Value	(Loss)	Fair Value	(Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$50,185	$(464)	$13,409	$(379)	$63,594	$(843)
Obligations of states and political subdivisions	2,395	(15)	1,053	(35)	3,448	(50)

Total securities available for sale	$52,580	$(479)	$14,462	$(414)	$67,042	$(893)

Securities held to maturity:
U.S. agency and mortgage-backed securities	$32,791	$(326)	$—	$—	$32,791	$(326)
Obligations of states and political subdivisions	3,052	(19)	—	—	3,052	(19)

Total securities held to maturity	$35,843	$(345)	$—	$—	$35,843	$(345)

Total securities	$88,423	$(824)	$14,462	$(414)	$102,885	$(1,238)

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

At September 30, 2016, there were seven U.S. agency and mortgage-backed securities in an unrealized loss position. The Company did not have any obligations of a state and political subdivision in an unrealized loss position at September 30, 2016. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.0 years at September 30, 2016. At December 31, 2015, there were fifty-two U.S. agency and mortgage-backed securities and thirteen obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2015. The weighted-average re-pricing term of the portfolio was 4.6 years at December 31, 2015. The unrealized losses at September 30, 2016 in the U.S. agency and mortgage-backed securities portfolio were related to changes in market interest rates and not credit concerns of the issuers.

Notes to Consolidated Financial Statements

(unaudited)

For the nine months ended September 30, 2016, the Company sold one security from the held to maturity portfolio. The Company recognized no gain or loss related to the sale as the carrying value of the security sold equaled the proceeds from the sale of $657 thousand. The sale of this security was in response to credit deterioration of the issuer. There were no sales of securities from the held to maturity portfolio for the three months ended September 30, 2016 and the three and nine month periods ended September 30, 2015.

The amortized cost and fair value of securities at September 30, 2016 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	9,871	10,014	1,780	1,818
Due after five years through ten years	12,564	12,926	16,687	17,144
Due after ten years	64,445	65,372	36,796	37,343
Corporate equity securities	1	11	—	—

	$86,881	$88,323	$55,263	$56,305

Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016, and no impairment has been recognized.

The composition of restricted securities at September 30, 2016 and December 31, 2015 was as follows (in thousands):

	September 30, 2016	December 31, 2015
Federal Home Loan Bank stock	$623	$466
Federal Reserve Bank stock	875	875
Community Bankers’ Bank stock	50	50

	$1,548	$1,391

Note 3. Loans

Loans at September 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Real estate loans:
Construction and land development	$34,518	$33,135
Secured by 1-4 family residential	196,492	189,286
Other real estate loans	202,843	181,447
Commercial and industrial loans	25,851	24,048
Consumer and other loans	11,130	11,083

Total loans	$470,834	$438,999
Allowance for loan losses	(5,610)	(5,524)

Loans, net	$465,224	$433,475

Notes to Consolidated Financial Statements

(unaudited)

Net deferred loan fees included in the above loan categories were $80 thousand at September 30, 2016 and net deferred loan costs included in the above loan categories were $54 thousand at December 31, 2015. Consumer and other loans included $260 thousand and $257 thousand of demand deposit overdrafts at September 30, 2016 and December 31, 2015, respectively.

Risk characteristics of each loan portfolio class that are considered by the Company include:

•	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

•	Real estate construction and land development loans carry risks that the project may not be finished according to schedule, the project may not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure or other factors unrelated to the project.

•	Other real estate loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because repayment of these loans may be dependent upon the profitability and cash flows of the business or project.

•	Commercial and industrial loans carry risks associated with the successful operation of a business because repayment of these loans may be dependent upon the profitability and cash flows of the business. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much reliability.

•	Consumer and other loans carry risk associated with the continued creditworthiness of the borrower and the value of the collateral, i.e. rapidly depreciating assets such as automobiles, or lack thereof. Consumer loans are likely to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy, or other changes in circumstances.

The following tables provide a summary of loan classes and an aging of past due loans as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$260	$1,735	$—	$1,995	$32,523	$34,518	$1,632	$—
Secured by 1-4 family residential	416	265	268	949	195,543	196,492	339	4
Other real estate loans	477	381	328	1,186	201,657	202,843	1,471	—
Commercial and industrial	82	32	55	169	25,682	25,851	79	55
Consumer and other loans	11	8	—	19	11,111	11,130	—	—

Total	$1,246	$2,421	$651	$4,318	$466,516	$470,834	$3,521	$59

Notes to Consolidated Financial Statements

(unaudited)

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$—	$—	$—	$33,135	$33,135	$1,269	$—
Secured by 1-4 family residential	635	18	264	917	188,369	189,286	346	—
Other real estate loans	387	358	790	1,535	179,912	181,447	2,145	—
Commercial and industrial	—	—	92	92	23,956	24,048	94	92
Consumer and other loans	20	—	—	20	11,063	11,083	—	—

Total	$1,042	$376	$1,146	$2,564	$436,435	$438,999	$3,854	$92

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables provide an analysis of the credit risk profile of each loan class as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$28,115	$2,543	$3,860	$—	$34,518
Secured by 1-4 family residential	190,915	3,242	2,335	—	196,492
Other real estate loans	189,522	8,060	5,261	—	202,843
Commercial and industrial	25,310	393	148	—	25,851
Consumer and other loans	11,130	—	—	—	11,130

Total	$444,992	$14,238	$11,604	$—	$470,834

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$26,371	$2,587	$4,177	$—	$33,135
Secured by 1-4 family residential	182,595	3,376	3,315	—	189,286
Other real estate loans	165,310	9,977	6,160	—	181,447
Commercial and industrial	23,351	432	265	—	24,048
Consumer and other loans	11,083	—	—	—	11,083

Total	$408,710	$16,372	$13,917	$—	$438,999

Note 4. Allowance for Loan Losses

The following tables present, as of September 30, 2016, December 31, 2015 and September 30, 2015, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology (in thousands):

	September 30, 2016
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2015	$1,532	$939	$2,534	$306	$213	$5,524
Charge-offs	—	(53)	—	—	(398)	(451)
Recoveries	4	290	1	10	232	537
Provision for (recovery of) loan losses	(1,084)	(173)	1,002	13	242	—

Ending Balance, September 30, 2016	$452	$1,003	$3,537	$329	$289	$5,610

Ending Balance:
Individually evaluated for impairment	—	33	223	—	—	256
Collectively evaluated for impairment	452	970	3,314	329	289	5,354
Loans:
Ending Balance	34,518	196,492	202,843	25,851	11,130	470,834
Individually evaluated for impairment	2,749	2,094	1,991	79	—	6,913
Collectively evaluated for impairment	31,769	194,398	200,852	25,772	11,130	463,921

Notes to Consolidated Financial Statements

(unaudited)

	December 31, 2015
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2014	$1,403	$1,204	$3,658	$310	$143	$6,718
Charge-offs	—	(142)	(1,125)	(59)	(512)	(1,838)
Recoveries	4	373	2	72	293	744
Provision for (recovery of) loan losses	125	(496)	(1)	(17)	289	(100)

Ending Balance, December 31, 2015	$1,532	$939	$2,534	$306	$213	$5,524

Ending Balance:
Individually evaluated for impairment	326	23	195	—	—	544
Collectively evaluated for impairment	1,206	916	2,339	306	213	4,980
Loans:
Ending Balance	33,135	189,286	181,447	24,048	11,083	438,999
Individually evaluated for impairment	2,544	2,044	3,023	94	—	7,705
Collectively evaluated for impairment	30,591	187,242	178,424	23,954	11,083	431,294

	September 30, 2015
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2014	$1,403	$1,204	$3,658	$310	$143	$6,718
Charge-offs	—	(47)	(950)	(59)	(364)	(1,420)
Recoveries	3	90	2	69	213	377
Provision for (recovery of) loan losses	(150)	(368)	288	(68)	198	(100)

Ending Balance, September 30, 2015	$1,256	$879	$2,998	$252	$190	$5,575

Ending Balance:
Individually evaluated for impairment	132	22	596	—	—	750
Collectively evaluated for impairment	1,124	857	2,402	252	190	4,825
Loans:
Ending Balance	29,935	179,419	165,661	19,950	11,448	406,413
Individually evaluated for impairment	3,081	2,151	3,509	99	—	8,840
Collectively evaluated for impairment	26,854	177,268	162,152	19,851	11,448	397,573

Notes to Consolidated Financial Statements

(unaudited)

Impaired loans and the related allowance at September 30, 2016, December 31, 2015 and September 30, 2015, were as follows (in thousands):

	September 30, 2016
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,992	$2,749	$—	$2,749	$—	$2,599	$40
Secured by 1-4 family	2,114	2,006	88	2,094	33	2,045	73
Other real estate loans	2,596	1,447	544	1,991	223	2,808	24
Commercial and industrial	97	79	—	79	—	87	—
Consumer and other loans	—	—	—	—	—	—	—

Total	$7,799	$6,281	$632	$6,913	$256	$7,539	$137

	December 31, 2015
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,741	$2,206	$338	$2,544	$326	$2,967	$60
Secured by 1-4 family	2,116	2,021	23	2,044	23	2,526	107
Other real estate loans	3,492	2,463	560	3,023	195	4,933	58
Commercial and industrial	107	94	—	94	—	118	—
Consumer and other loans	—	—	—	—	—	—	—

Total	$8,456	$6,784	$921	$7,705	$544	$10,544	$225

	September 30, 2015
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$3,256	$2,416	$665	$3,081	$132	$3,127	$45
Secured by 1-4 family	2,222	2,129	22	2,151	22	2,687	88
Other real estate loans	3,961	2,000	1,509	3,509	596	5,563	49
Commercial and industrial	111	99	—	99	—	126	—
Consumer and other loans	—	—	—	—	—	—	—

Total	$9,550	$6,644	$2,196	$8,840	$750	$11,503	$182

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

Notes to Consolidated Financial Statements

(unaudited)

As of September 30, 2016, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $162 thousand. At September 30, 2016, $88 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $982 thousand in TDRs at December 31, 2015, $317 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There was one loan secured by 1-4 family residential real estate classified as a TDR during the three and nine month periods ended September 30, 2016 because principal was forgiven as part of the loan modification. The recorded investment for this loan prior to modification totaled $138 thousand and the recorded investment after the modification totaled $88 thousand. There were no loans modified under TDRs during the three and nine month periods ended September 30, 2015.

For the three and nine months ended September 30, 2016 and 2015, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

Note 5. Other Real Estate Owned (OREO)

Changes in the balance for OREO are as follows (in thousands):

	For the nine months ended	For the year ended
	September 30,	December 31,
	2016	2015
Balance at the beginning of year, gross	$2,903	$2,263
Transfers in	287	1,664
Charge-offs	(251)	(381)
Sales proceeds	(2,882)	(717)
Gain on disposition	193	74

Balance at the end of period, gross	$250	$2,903
Less: valuation allowance	—	(224)

Balance at the end of period, net	$250	$2,679

There were no residential real estate properties included in the ending OREO balances above at September 30, 2016. The carrying amounts of residential real estate properties included in the ending OREO balances above totaled $627 thousand at December 31, 2015. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $100 thousand as of September 30, 2016.

Changes in the valuation allowance are as follows (in thousands):

	For the nine months ended		For the year ended
	September 30,	September 30,	December 31,
	2016	2015	2015
Balance at beginning of year	$224	$375	$375
Provision for losses	27	230	230
Charge-offs, net	(251)	(375)	(381)

Balance at end of period	$—	$230	$224

Net expenses applicable to OREO, other than the provision for losses, were $46 thousand and $101 thousand for the nine months ended September 30, 2016 and 2015, respectively and $196 thousand for the year ended December 31, 2015.

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Other Borrowings

The Bank had unused lines of credit totaling $128.9 million and $128.1 million available with non-affiliated banks at September 30, 2016 and December 31, 2015, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $85.7 million at September 30, 2016. The Bank had collateral pledged on the borrowing line at September 30, 2016 and December 31, 2015 including real estate loans totaling $107.9 million and $105.1 million, respectively, and Federal Home Loan Bank stock with a book value of $623 thousand and $466 thousand, respectively. The Bank did not have borrowings from the FHLB at September 30, 2016 and December 31, 2015.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of September 30, 2016 and December 31, 2015, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2016, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at September 30, 2016 and December 31, 2015 with the minimum regulatory guidelines were as follows (dollars in thousands):

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016:
Total Capital (to Risk-Weighted Assets)	$65,759	13.90%	$37,843	8.00%	$47,304	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$60,149	12.72%	$28,382	6.00%	$37,843	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$60,149	12.72%	$21,287	4.50%	$30,747	6.50%
Tier 1 Capital (to Average Assets)	$60,149	8.48%	$28,357	4.00%	$35,446	5.00%
December 31, 2015:
Total Capital (to Risk-Weighted Assets)	$61,513	13.86%	$35,497	8.00%	$44,372	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$55,989	12.62%	$26,623	6.00%	$35,497	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$55,989	12.62%	$19,967	4.50%	$28,842	6.50%
Tier 1 Capital (to Average Assets)	$55,989	8.12%	$27,571	4.00%	$34,464	5.00%

Notes to Consolidated Financial Statements

(unaudited)

Note 8. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note qualifies as Tier 2 capital for regulatory capital purposes and at September 30, 2016, the total amount of subordinated debt issued was included in the Company’s Tier 2 capital. Unamortized debt issuance costs related to the Note were $74 thousand and $87 thousand at September 30, 2016 and December 31, 2015, respectively.

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

Note 9. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2016 and December 31, 2015 was 3.46% and 3.13%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2016 and December 31, 2015 was 2.25% and 1.93%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the junior subordinated debt may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total junior subordinated debt. The portion of the junior subordinated debt not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2016 and December 31, 2015, the total amount of junior subordinated debt issued by the Trusts was included in the Company’s Tier 1 capital.

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

Notes to Consolidated Financial Statements

(unaudited)

On September 14, 2016, the defined benefit pension plan was amended to be terminated and the amendment will be submitted to the Internal Revenue Service and the Pension Benefit Guarantee Corporation for approval. Under the amendment, benefit accruals will cease as of November 30, 2016. Although an application for termination approval is in process, the date of possible Internal Revenue Service approval is unknown and there can be no assurance that the plan will be terminated during 2016. The funding status of the plan upon termination cannot yet be reasonably estimated.

Components of the net periodic benefit cost of the plan for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Service cost	$102	$111	$307	$334
Interest cost	83	76	249	227
Expected return on plan assets	(74)	(79)	(223)	(236)
Amortization of net loss	21	22	63	65

Net periodic benefit cost	$132	$130	$396	$390

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015, that it expected to make no contribution to its pension plan during the year ended December 31, 2016. There was no minimum annual contribution required.

In addition to the defined benefit pension plan, the Company maintains a 401(k) plan and an employee stock ownership plan (ESOP) for eligible employees. On September 14, 2016, the ESOP was amended to freeze the plan to new participants and to cease all contributions, effective December 31, 2016. The amendment also directs matching contributions and certain other retirement contributions made by the Company to the 401(k) plan. The ESOP shall be maintained as a frozen plan and continue to be invested in Company stock and such other assets as permitted under the ESOP and Trust Agreement for the benefit of participants and their beneficiaries.

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

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands, except per share data):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
(Numerator):
Net income	$1,694	$726	$4,226	$1,714
Effective dividend on preferred stock	—	328	—	985

Net income available to common shareholders	$1,694	$398	$4,226	$729

(Denominator):
Weighted average shares outstanding – basic	4,925,753	4,911,604	4,923,598	4,909,470
Potentially dilutive common shares – restricted stock units	4,169	1,857	2,782	2,481

Weighted average shares outstanding – diluted	4,929,922	4,913,461	4,926,380	4,911,951

Income per common share
Basic	$0.34	$0.08	$0.86	$0.15
Diluted	$0.34	$0.08	$0.86	$0.15

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands).

		Fair Value Measurements at September 30, 2016
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Balance as of September 30, 2016
Description
Securities available for sale
U.S. agency and mortgage-backed securities	$75,762	$—	$75,762	$—
Obligations of states and political subdivisions	12,550	—	12,550	—
Corporate equity securities	11	11	—	—

	$88,323	$11	$88,312	$—

		Fair Value Measurements at December 31, 2015
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Balance as of December 31, 2015
Description
Securities available for sale
U.S. agency and mortgage-backed securities	$89,337	$—	$89,337	$—
Obligations of states and political subdivisions	16,214	—	16,214	—
Corporate equity securities	8	8	—	—

	$105,559	$8	$105,551	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during nine months ended September 30, 2016 and the year ended December 31, 2015.

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at September 30, 2016
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Balance as of September 30, 2016
Description
Impaired loans, net	$376	$—	$—	$376
Other real estate owned, net	250	—	—	250

		Fair Value Measurements at December 31, 2015
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Balance as of December 31, 2015
Description
Impaired loans, net	$377	$—	$—	$377
Other real estate owned, net	2,679	—	—	2,679

Notes to Consolidated Financial Statements

(unaudited)

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted- Average)
Impaired loans, net	$376	Property appraisals	Selling cost	10%
Other real estate owned, net	$250	Property appraisals	Selling cost	0%

The amount disclosed as fair value of other real estate owned at September 30, 2016 represents the carrying value of the property. Since the appraised value of the property, net of selling costs, exceeded the Company’s carrying value on the date the property was transferred from premises and equipment to other real estate owned, the Company did not adjust the carrying value for selling costs.

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2016 and December 31, 2015, fair value of loan commitments and standby letters of credit was immaterial.

Notes to Consolidated Financial Statements

(unaudited)

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015 are as follows (in thousands):

	Fair Value Measurements at September 30, 2016 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$56,857	$56,857	$—	$—	$56,857
Securities available for sale	88,323	11	88,312	—	88,323
Securities held to maturity	55,263	—	54,781	1,524	56,305
Restricted securities	1,548	—	1,548	—	1,548
Loans held for sale	1,053	—	1,053	—	1,053
Loans, net	465,224	—	—	471,778	471,778
Bank owned life insurance	13,808	—	13,808	—	13,808
Accrued interest receivable	1,631	—	1,631	—	1,631
Financial Liabilities
Deposits	$640,742	$—	$509,088	$131,611	$640,699
Subordinated debt	4,926	—	—	4,986	4,986
Junior subordinated debt	9,279	—	—	8,109	8,109
Accrued interest payable	91	—	91	—	91

	Fair Value Measurements at December 31, 2015 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$39,334	$39,334	$—	$—	$39,334
Securities available for sale	105,559	8	105,551	—	105,559
Securities held to maturity	66,519	—	64,938	1,500	66,438
Restricted securities	1,391	—	1,391	—	1,391
Loans held for sale	323	—	323	—	323
Loans, net	433,475	—	—	438,392	438,392
Bank owned life insurance	11,742	—	11,742	—	11,742
Accrued interest receivable	1,661	—	1,661	—	1,661
Financial Liabilities
Deposits	$627,116	$—	$486,015	$140,306	$626,321
Subordinated debt	4,913	—	—	4,913	4,913
Junior subordinated debt	9,279	—	—	8,141	8,141
Accrued interest payable	117	—	117	—	117

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

The Company did not grant any stock awards during the nine month period ended September 30, 2016. Compensation expense related to stock awards totaled $8 thousand for the nine months ended September 30, 2015.

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

	September 30, 2016
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	8,353	$9.00
Granted	9,130	8.80
Vested	(7,224)	8.92
Forfeited	—	—

Unvested, end of period	10,259	$8.88

At September 30, 2016, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $50 thousand. This expense is expected to be recognized through 2018. Compensation expense related to restricted stock unit awards recognized for the nine months ended September 30, 2016 and 2015 totaled $72 thousand and $62 thousand, respectively. As of September 30, 2016, the Company does not expect the forfeiture of any unvested restricted stock units.

Note 15. Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(133)	$(1,421)	$(1,554)
Unrealized holding gains (net of tax, $176)	344	—	344
Reclassification adjustment (net of tax, ($18))	34	—	34

Change during period	378	—	378

Balance at September 30, 2015	$245	$(1,421)	$(1,176)

Balance at December 31, 2015	$(192)	$(1,396)	$(1,588)
Unrealized holding gains (net of tax, $593)	1,151	—	1,151
Reclassification adjustment (net of tax, $3)	(7)	—	(7)

Change during period	1,144	—	1,144

Balance at September 30, 2016	$952	$(1,396)	$(444)

The following tables present information related to reclassifications from accumulated other comprehensive loss for the three and nine month periods ended September 30, 2016 and 2015 (in thousands).

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	For the three months ended September 30,
	2016	2015
Securities available for sale:
Net securities gains reclassified into earnings	$(4)	$—	Net gains on calls and sales of securities available for sale
Related income tax expense	1	—	Income tax expense

Total reclassifications	$(3)	$—	Net of tax

Notes to Consolidated Financial Statements

(unaudited)

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	For the nine months ended September 30,
	2016	2015
Securities available for sale:
Net securities (gains) losses reclassified into earnings	$(10)	$52	Net gains (losses) on calls and sales of securities available for sale
Related income tax expense (benefit)	3	(18)	Income tax expense

Total reclassifications	$(7)	$34	Net of tax

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

The following table provides an assessment of the consideration transferred, assets purchased, and the liabilities assumed (in thousands):

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	conditions in the financial markets and economic conditions may adversely affect the Company’s business;

•	the inability of the Company to successfully manage its growth or implement its growth strategy;

•	difficulties in combining the operations of acquired bank branches or entities with the Company’s own operations;

•	the Company’s inability to successfully obtain the expected benefits of the acquisition of bank branches;

•	intense competition from other financial institutions both in making loans and attracting deposits;

•	consumers may increasingly decide not to use the Company to complete their financial transactions;

•	limited availability of financing or inability to raise capital;

•	exposure to operational, technological, and organizational risk;

•	reliance on other companies to provide key components of their business infrastructure;

•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;

•	operational functions of business counterparties over which the Company may have limited or no control may experience disruptions;

•	nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition;

•	allowance for loan losses may prove to be insufficient to absorb losses in the loan portfolio;

•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;

•	legislative or regulatory changes or actions, or significant litigation;

•	the limited trading market for the Company’s common stock; it may be difficult to sell shares;

•	unexpected loss of management personnel;

•	losses that could arise from breaches in cyber-security;

•	increases in FDIC insurance premiums could adversely affect the Company’s profitability;

•	the ability to retain customers and secondary funding sources if the Company’s reputation would become damaged;

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Company’s customers’ ability to repay loans; and

•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2015.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at September 30, 2016 and statements of income of the Company for the three and nine month periods ended September 30, 2016 and 2015 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2015. The statements of income for the three and nine month periods ended September 30, 2016 may not be indicative of the results to be achieved for the year.

Executive Overview

The Company

First National Corporation (the Company) is the bank holding company of:

•	First Bank (the Bank). The Bank owns:

•	First Bank Financial Services, Inc.

•	Shen-Valley Land Holdings, LLC

•	First National (VA) Statutory Trust II (Trust II)

•	First National (VA) Statutory Trust III (Trust III)

First Bank Financial Services, Inc. invests in entities that provide title insurance and investment services. Shen-Valley Land Holdings, LLC was formed to hold other real estate owned and future office sites. The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities and are not included in the Company’s consolidated financial statements in accordance with authoritative accounting guidance because management has determined that the Trusts qualify as variable interest entities.

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

Primary expense categories are salaries and employee benefits, which comprised 56% of noninterest expenses for the nine month period ended September 30, 2016, followed by occupancy and equipment expense, which comprised 13% of noninterest expenses. Historically, the provision for loan losses has also been a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses.

Quarterly Performance

Net income available to common shareholders increased by $1.3 million to $1.7 million, or $0.34 per basic and diluted share, for the three months ended September 30, 2016, compared to $398 thousand, or $0.08 per basic and diluted share, for the same period in 2015. Return on average assets was 0.95% and return on average equity was 13.44% for the third quarter of 2016, compared to 0.42% and 4.80%, respectively, for the same period in 2015.

The $1.3 million increase in net income available to common shareholders for the three month period ended September 30, 2016 resulted from a $421 thousand, or 8%, increase in net interest income, a $67 thousand, or 3%, increase in noninterest income, and an $848 thousand, or 13%, decrease in noninterest expenses, compared to the same period of 2015. These improvements were partially offset by a $368 thousand increase in the related income tax expense. Net income available to common shareholders also increased due to a $328 thousand decrease in the effective dividend on preferred stock, when comparing the periods.

Net interest income increased from a higher net interest margin and from higher average earning asset balances. Average earning asset balances increased 3%, and the net interest margin increased 5%, or 17 basis points, to 3.57% for the third quarter of 2016, compared to 3.40% for the same period in 2015. Noninterest expense decreased primarily from lower salaries and employee benefits expense and expenses related to other real estate owned. A provision for (or recovery of) loan losses was not recorded during the third quarter of 2016 or 2015. For a more detailed discussion of the provision for (or recovery of) loan losses, see “Provision for (Recovery of) Loan Losses” below.

Year-to-Date Performance

Net income available to common shareholders increased by $3.5 million to $4.2 million, or $0.86 per basic and diluted share, for the nine months ended September 30, 2016, compared to $729 thousand, or $0.15 per basic and diluted share, for the same period in 2015. Return on average assets was 0.80% and return on average equity was 11.62% for the nine months ended September 30, 2016, compared to 0.37% and 3.82%, respectively, for the same period in 2015.

The $3.5 million increase in net income available to common shareholders for the nine month period ended September 30, 2016 resulted from a $2.2 million, or 15%, increase in net interest income, a $222 thousand, or 4%, increase in noninterest income, and a $1.2 million, or 6%, decrease in noninterest expenses, compared to the same period of 2015. These improvements were partially offset by a $100 thousand decrease in recovery of loan losses and a $1.0 million increase in income tax expense. Net income available to common shareholders also increased due to a $985 thousand decrease in the effective dividend on preferred stock, when comparing the periods.

Net interest income increased from a higher net interest margin and from higher average earning asset balances. Average earning asset balances increased 12% and the net interest margin increased 3%, or 9 basis points, to 3.61% for the nine months ended September 30, 2016, compared to 3.52% for the same period in 2015. Noninterest expense decreased primarily from lower salaries and employee benefit expense, lower supplies expense, lower legal and professional fees, and lower expenses related to other real estate owned. The decrease in the effective dividend and accretion on preferred stock resulted from the redemption of all outstanding preferred stock in the prior year. Based on management’s analysis and the supporting allowance for loan loss calculation, a provision for (or recovery of) loan losses was not recorded during the nine month period ended September 30, 2016, compared to a recovery of loan losses of $100 thousand for the same period one year ago.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding OREO income/(expense), amortization of intangibles, losses on disposal of premises and equipment, and acquisition and integration related expenses, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding securities (gains)/losses and bargain purchase gain. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Noninterest expense	$5,853	$6,701	$17,853	$19,043
Add/(Subtract): other real estate owned income/(expense), net	(1)	(144)	120	(260)
Subtract: amortization of intangibles	(187)	(226)	(592)	(426)
Subtract: losses on disposal of premises and equipment, net	(8)	—	(8)	—
Subtract: acquisition and integration related expenses	—	(20)	—	(897)

	$5,657	$6,311	$17,373	$17,460

Tax-equivalent net interest income	$5,943	$5,512	$17,637	$15,338
Noninterest income	2,311	2,244	6,366	6,144
Add/(Subtract): securities (gains)/losses, net	(4)	—	(10)	52
Subtract: bargain purchase gain	—	—	—	(201)

	$8,250	$7,756	$23,993	$21,333

Efficiency ratio	68.57%	81.37%	72.41%	81.85%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
GAAP measures:
Interest income - loans	$5,500	$4,854	$16,106	$14,082
Interest income - investments and other	842	910	2,705	2,062
Interest expense - deposits	(338)	(282)	(1,000)	(848)
Interest expense - other borrowings	(1)	—	(6)	(3)
Interest expense - subordinated debt	(91)	—	(270)	—
Interest expense - junior subordinated debt	(65)	(56)	(190)	(165)
Interest expense - federal funds purchased	—	—	(3)	(2)

Total net interest income	$5,847	$5,426	$17,342	$15,126

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$26	$26	$76	$79
Tax benefit realized on non-taxable interest income - municipal securities	70	60	219	133

Total tax benefit realized on non-taxable interest income	$96	$86	$295	$212

Total tax-equivalent net interest income	$5,943	$5,512	$17,637	$15,338

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At September 30, 2016, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $84.8 million.

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

Net Interest Income

For the three months ended September 30, 2016, net interest income increased $412 thousand, or 8%, to $5.8 million, compared to $5.4 million for the third quarter of 2015. The increase resulted from a higher net interest margin and from higher average earning asset balances. Average earning asset balances increased 3%, and the net interest margin increased 5%, or 17 basis points, to 3.57% for the third quarter of 2016, compared to 3.40% for the same period one year ago. The 17 basis point increase in the net interest margin resulted from a 26 basis point increase in the yield on total earning assets, which was partially offset by a 9 basis point increase in interest expense as a percent of average earning assets. The higher yield on earning assets was attributable to the change in the composition of earning assets, as average loan balances increased to 71% of average earning assets in the third quarter of 2016, compared to 62% of average earning assets in the third quarter of 2015. Securities and interest-bearing deposits with other institutions decreased as a percentage of average earning assets, comparing the same periods. The change in the earning asset composition had a favorable impact on the total earning asset yield as loan rates were greater than rates earned on securities and interest-bearing deposits with other institutions.

For the nine months ended September 30, 2016, net interest income increased $2.2 million, or 15%, to $17.3 million, compared to $15.1 million for the same period in 2015. The increase resulted from a higher net interest margin and from higher average earning asset balances. Average earning asset balances increased 12% and the net interest margin increased 3%, or 9 basis points, to 3.61% for the nine months ended September 30, 2016, compared to 3.52% for the same period in 2015. The 9 basis point increase in the net interest margin resulted from a 16 basis point increase in the yield on total earning assets, which was partially offset by a 7 basis point increase in interest expense as a percent of average earning assets. The higher yield on earning assets was attributable to the change in the composition of earning assets, as average loan balances increased to 70% of average earning assets for the nine months ended September 30, 2016, compared to 67% of average earning assets for the same period in 2015. Interest-bearing deposits with other institutions decreased as a percentage of average earning assets, comparing the same periods.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	For the three months ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$124,634	$613	1.95%	$141,049	$713	2.01%
Tax-exempt (1)	23,102	206	3.54%	19,523	176	3.58%
Restricted	1,569	20	5.18%	1,391	20	5.58%

Total securities	$149,305	$839	2.23%	$161,963	$909	2.23%
Loans: (2)
Taxable	$462,888	$5,452	4.69%	$390,082	$4,802	4.88%
Tax-exempt (1)	6,799	74	4.33%	7,103	78	4.33%

Total loans	$469,687	$5,526	4.68%	$397,185	$4,880	4.87%
Interest-bearing deposits with other institutions	42,632	73	0.68%	83,086	61	0.29%

Total earning assets	$661,624	$6,438	3.87%	$642,234	$5,850	3.61%
Less: allowance for loan losses	(5,686)			(6,072)
Total non-earning assets	54,067			54,959

Total assets	$710,005			$691,121

Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$152,441	$102	0.27%	$147,842	$52	0.14%
Regular savings	127,472	27	0.08%	117,923	24	0.08%
Money market accounts	62,979	26	0.17%	55,325	18	0.13%
Time deposits:
$100,000 and over	44,659	84	0.74%	51,871	115	0.88%
Under $100,000	86,780	98	0.45%	96,466	72	0.30%
Brokered	601	1	0.45%	600	1	0.45%

Total interest-bearing deposits	$474,932	$338	0.28%	$470,027	$282	0.24%
Federal funds purchased	—	—	—	3	—	—
Subordinated debt	4,924	91	7.32%	—	—	—
Junior subordinated debt	9,279	65	2.78%	9,279	56	2.40%
Other borrowings	489	1	0.97%	10	—	—

Total interest-bearing liabilities	$489,624	$495	0.40%	$479,319	$338	0.28%
Non-interest bearing liabilities
Demand deposits	164,254			147,121
Other liabilities	5,967			4,638

Total liabilities	$659,845			$631,078
Shareholders’ equity	50,160			60,043

Total liabilities and Shareholders’ equity	$710,005			$691,121

Net interest income		$5,943			$5,512

Interest rate spread			3.47%			3.33%
Cost of funds			0.30%			0.21%
Interest expense as a percent of average earning assets			0.30%			0.21%
Net interest margin			3.57%			3.40%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $96 thousand and $86 thousand for the three months ended September 30, 2016 and 2015, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	For the nine months ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$133,659	$2,037	2.04%	$107,868	$1,611	2.00%
Tax-exempt (1)	24,131	644	3.57%	13,915	391	3.75%
Restricted	1,570	60	5.12%	1,450	59	5.43%

Total securities	$159,360	$2,741	2.30%	$123,233	$2,061	2.24%
Loans: (2)
Taxable	$451,142	$15,960	4.73%	$385,120	$13,929	4.84%
Tax-exempt (1)	6,853	222	4.33%	7,154	232	4.34%

Total loans	$457,995	$16,182	4.72%	$392,274	$14,161	4.83%
Federal funds sold	1	—	—	1	—	—
Interest-bearing deposits with other institutions	35,847	183	0.68%	67,725	134	0.27%

Total earning assets	$653,203	$19,106	3.91%	$583,233	$16,356	3.75%
Less: allowance for loan losses	(5,586)			(6,508)
Total non-earning assets	55,556			50,184

Total assets	$703,173			$626,909

Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$150,042	$279	0.25%	$132,523	$138	0.14%
Regular savings	125,671	78	0.08%	112,549	70	0.08%
Money market accounts	61,109	76	0.17%	42,279	42	0.13%
Time deposits:
$100,000 and over	46,157	281	0.81%	49,405	356	0.96%
Under $100,000	88,692	284	0.43%	79,893	239	0.40%
Brokered	601	2	0.45%	824	3	0.52%

Total interest-bearing deposits	$472,272	$1,000	0.28%	$417,473	$848	0.27%
Federal funds purchased	447	3	1.03%	280	2	0.72%
Subordinated debt	4,919	270	7.33%	—	—	—
Junior subordinated debt	9,279	190	2.73%	9,279	165	2.39%
Other borrowings	1,650	6	0.49%	1,618	3	0.28%

Total interest-bearing liabilities	$488,567	$1,469	0.40%	$428,650	$1,018	0.32%
Non-interest bearing liabilities
Demand deposits	160,152			133,302
Other liabilities	5,882			4,916

Total liabilities	$654,601			$566,868
Shareholders’ equity	48,572			60,041

Total liabilities and Shareholders’ equity	$703,173			$626,909

Net interest income		$17,637			$15,338

Interest rate spread			3.51%			3.43%
Cost of funds			0.30%			0.24%
Interest expense as a percent of average earning assets			0.30%			0.23%
Net interest margin			3.61%			3.52%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $295 thousand and $212 thousand for the nine months ended September 30, 2016 and 2015, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

Provision for (Recovery of) Loan Losses

The Bank did not record a provision for (or recovery of) loan losses during the third quarter of 2016 or 2015, which resulted in a total allowance for loan losses of $5.6 million, or 1.19% of total loans, at September 30, 2016. This compared to an allowance for loan losses of $5.6 million, or 1.37% of total loans, at the end of the same quarter in 2015 and 1.26% of total loans at December 31, 2015. The Bank did not record a provision for (or recovery of) loan losses during the quarter as a decrease in the general reserve component of the allowance for loan losses was offset by an increase in the specific reserve component. Net charge-offs totaled $124 thousand for the third quarter of 2016 compared to $554 thousand of net charge-offs for the same period in 2015.

For the nine months ended September 30, 2016, the Bank did not record a provision for (or recovery of) loan losses, compared to recovery of loan losses of $100 thousand for the same period in 2015. Although total loans increased by $31.8 million during the nine months ended September 30, 2016, no provision for loan loss was required during the year as specific reserves on impaired loans decreased, historical loss rates improved, and the Bank experienced net recoveries of loans that were previously charged-off. The recovery of loan losses in 2015 was attributable to decreases in both the general and specific reserve components of the allowance for loan losses. The decrease in the general component of the allowance for loan loss resulted from improving value trends on residential real estate properties and improved asset quality during the period. Net recoveries totaled $86 thousand for the nine months ended September 30, 2016 compared to net charge-offs of $1.0 million for the same period in 2015.

Noninterest Income

For the three months ended September 30, 2016, noninterest income increased $67 thousand, or 3%, to $2.3 million, compared to $2.2 million for the same period in 2015. Revenue categories that increased when comparing the same periods were service charges on deposit accounts, income from bank-owned life insurance and other operating income. The increase in service charges on deposits was attributable to higher deposit balances. Income from bank-owned life insurance increased as a result of a higher balance of bank-owned life insurance on the Company’s balance sheet during 2016. The increase in other operating income was primarily attributable to a $102 thousand life insurance benefit recorded during the quarter, which was offset by a $100 thousand death benefit payment to the beneficiary recorded in other operating expense. These increases were partially offset by a $138 thousand decrease in wealth management fees and fees for other customer services. The decrease in wealth management fees was attributable to the elimination of brokerage services at the beginning of 2016.

For the nine months ended September 30, 2016, noninterest income increased $222 thousand, or 4%, to $6.4 million, compared to $6.1 million for the same period a year ago. Revenue categories that increased when comparing the same periods included service charges on deposits, ATM and check card fees and other operating income. The increases in service charges on deposits, and ATM and check card fees were primarily attributable to the Acquisition and the related increase in deposit balances. The increase in other operating income resulted primarily from a life insurance benefit recorded in 2016 and revenue that resulted from a three-year not-to-compete agreement with former employees, which was related to the elimination of brokerage services on January 1, 2016. These increases were partially offset by a $470 thousand, or 32%, decrease in wealth management fees and a $201 thousand decrease in bargain purchase gain. The decrease in wealth management fees was attributable to the elimination of brokerage services referred to above. The bargain purchase gain recorded in 2015 resulted from the Acquisition.

Noninterest Expense

For the three months ended September 30, 2016, noninterest expense decreased $848 thousand, or 13%, to $5.9 million, compared to $6.7 million for the same period in 2015. The decrease in noninterest expense was primarily from a $454 thousand, or 12% decrease in salaries and employee benefits expense, and a $143 thousand decrease in net other real estate owned expense. Salaries and employee benefits decreased primarily from a decrease in the number of employees when comparing the periods as a result of the Company’s efforts to operate more efficiently. Expenses related to other real estate owned decreased primarily from lower adjustments to the carrying value of OREO property.

For the nine months ended September 30, 2016, noninterest expense decreased $1.2 million, or 6%, to $17.9 million, compared to $19.0 million for the same period in 2015. The decrease in noninterest expense was primarily attributable to a $317 thousand, or 3%, decrease in salaries and employee benefits expense, a $378 thousand decrease in supplies expense, a $240 thousand decrease in legal and professional fees, a $109 thousand decrease in data processing expense, an $88 thousand decrease in postage expense, a $101 thousand decrease in bank franchise tax, and a $380 thousand decrease in net other real estate owned expense. The decreases in supplies expense, legal and professional fees, data processing expense, and postage expense resulted primarily from integration expenses incurred during the first nine months of 2015 related to the Acquisition, which totaled $325 thousand, $258 thousand, $134 thousand, and $70 thousand for these categories, respectively. Total integration expenses related to the Acquisition were $897 thousand for the nine months ended September 30, 2015. Bank franchise tax decreased due to the Bank’s lower taxable capital, which resulted from the redemption of preferred stock during 2015. Decreases in expenses related to other real estate owned resulted primarily from increased gains on the sale of OREO property and lower adjustments to the carrying value of OREO property.

The decreases described in the paragraph above were partially offset by a $117 thousand, or 11% increase in occupancy expense, a $129 thousand, or 12% increase in equipment expense, a $74 thousand, or 13% increase in ATM and check card fees, an $89 thousand, or 34% increase in FDIC assessment expenses, and a $166 thousand, or 39% increase in amortization expense. The increases in these categories were primarily a result of the Acquisition, which increased the number of banking locations and customer deposit balances for a full nine month period during 2016, compared to only a portion of the same period in 2015.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and nine month periods ended September 30, 2016 and 2015. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Financial Condition

General

Total assets increased by $20.4 million to $712.7 million at September 30, 2016 compared to $692.3 million at December 31, 2015. The increase was primarily attributable to a $31.7 million increase in net loans and a $16.8 million increase in interest-bearing deposits in banks, when comparing the periods. The increases in net loans and interest-bearing deposits in banks were partially offset by a $28.3 million decrease in securities since December 31, 2015.

Total deposits increased by $13.6 million to $640.7 million at September 30, 2016 compared to $627.1 million at December 31, 2015. Noninterest-bearing demand deposits and savings and interest-bearing deposits increased $11.1 million and $11.9 million, respectively, when comparing the periods. These increases were partially offset by a $9.4 million decrease in time deposits since December 31, 2015.

Loans

Loans, net of the allowance for loan losses, increased $31.7 million, or 7% to $465.2 million at September 30, 2016, compared to $433.5 million at December 31, 2015. Growth of the loan portfolio was led by other real estate loans with balances that increased $21.4 million during the first nine months of 2016, followed by residential real estate loans with balances that increased by $7.2 million.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $59 thousand at September 30, 2016, compared to $92 thousand at December 31, 2015. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $6.9 million and $7.7 million at September 30, 2016 and December 31, 2015, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $162 thousand and $982 thousand in loans classified as TDRs as of September 30, 2016 and December 31, 2015, respectively.

Asset Quality

Management classifies non-performing assets as non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank’s OREO, net of valuation allowance, totaled $250 thousand at September 30, 2016 and $2.7 million at December 31, 2015. There was not a valuation allowance for other real estate owned at September 30, 2016. The valuation allowance for other real estate owned totaled $224 thousand at December 31, 2015.

Non-performing assets were $3.8 million at September 30, 2016 and $6.5 million at December 31, 2015, representing 0.53% and 0.94% of total assets, respectively. Non-performing assets included $3.5 million in non-accrual loans and $250 thousand in OREO, net of the valuation allowance at September 30, 2016. This compares to $3.9 million in non-accrual loans and $2.7 million in OREO, net of the valuation allowance at December 31, 2015.

The levels of non-performing assets at September 30, 2016 and December 31, 2015 were primarily attributable to business customers involved in commercial real estate and construction and land development that have not been able to meet their debt requirements because they have not fully recovered from the recent recession. At September 30, 2016, 43% of non-performing assets related to construction and land development loans, 39% related to commercial real estate loans, 9% related to residential real estate loans, 7% related to properties originally acquired for branch expansion no longer intended to be used for that purpose, and 2% related to commercial and industrial loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $8.3 million and $10.3 million at September 30, 2016 and December 31, 2015, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing totaled $59 thousand at September 30, 2016, which was comprised of two loans expected to pay all principal and interest amounts contractually due to the Bank. There were $92 thousand of loans greater than 90 days past due and still accruing at December 31, 2015.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for (or recovery of) loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $5.6 million at September 30, 2016 and $5.5 million at December 31, 2015, representing 1.19% and 1.26% of total loans, respectively. Although total loans increased by $31.8 million during the nine months ended September 30, 2016, no provision for loan loss was required during the year as specific reserves on impaired loans decreased, historical loss rates improved, and the Bank experienced net recoveries of loans that were previously charged-off. Specific reserves decreased from improvements in collateral positions of impaired loans.

Recoveries of loan losses of $1.1 million and $173 thousand were experienced in the Construction and Land Development and 1-4 Family Residential loan classes, respectively, during the nine month period ended September 30, 2016. The recovery of loan losses in the Construction and Land Development loan class was primarily attributable to decreases in the specific reserve and decreases in the general allocation from improvements in the historical loss experience. The recoveries of loan losses in the 1-4 Family Residential loan class resulted from net recoveries of loans charged-off in prior periods. These recoveries were offset by provision for loan losses experienced in the Other Real Estate, Commercial and Industrial, and Consumer and Other loan classes. The provision for loan losses in the Other Real Estate loan class was attributable to increases in the general reserve requirement due to growth in the loan portfolio and an increase in the historical loss experience. The provision for loan losses in the Commercial and Industrial and Consumer and Other loan classes resulted primarily from increases in the general reserve requirement due to growth in the loan portfolio.

Impaired loans totaled $6.9 million and $7.7 million at September 30, 2016 and December 31, 2015, respectively. The related allowance for loan losses provided for these loans totaled $256 and $544 thousand at September 30, 2016 and December 31, 2015, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2016 and the year ended December 31, 2015 was $7.5 million and $10.5 million, respectively. Included in the impaired loans total at September 30, 2016 are loans classified as TDRs totaling $162 thousand. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of September 30, 2016, $88 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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

Securities at September 30, 2016 totaled $145.1 million, a decrease of $28.3 million or 16% from $173.5 million at December 31, 2015. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions and corporate equity securities. As of September 30, 2016, neither the Company nor the Bank held any derivative financial instruments in its respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $1.5 million and $601 thousand at September 30, 2016 and December 31, 2015, respectively. Gross unrealized losses in the available for sale portfolio totaled $62 thousand and $893 thousand at September 30, 2016 and December 31, 2015, respectively. Gross unrealized gains in the held to maturity portfolio totaled $1.0 million and $264 thousand at September 30, 2016 and December 31, 2015, respectively. Gross unrealized losses in the held to maturity portfolio totaled $345 thousand at December 31, 2015. There were no gross unrealized losses in the held to maturity portfolio at September 30, 2016. Investments in an unrealized loss position were considered temporarily impaired at September 30, 2016 and December 31, 2015. The change in the unrealized gains and losses of investment securities from December 31, 2015 to September 30, 2016 was related to changes in market interest rates.

Deposits

At September 30, 2016, deposits totaled $640.7 million, an increase of $13.6 million, from $627.1 million at December 31, 2015. There was not a significant change in the deposit mix when comparing the periods. At September 30, 2016, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 26%, 53%, and 21% of total deposits, respectively, compared to 25%, 52%, and 23% at December 31, 2015.

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

At September 30, 2016, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $113.5 million. At September 30, 2016, 12% or $56.6 million of the loan portfolio matures within one year. Non-deposit sources of available funds totaled $128.9 million at September 30, 2016, which included $85.7 million available from Federal Home Loan Bank of Atlanta (FHLB), $42 million of unsecured federal funds lines of credit with other correspondent banks and $1.2 million available through the Federal Reserve Discount Window.

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

The rules included new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank under the final rules were as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6% (increased from 4%); a total capital ratio of 8% (unchanged from previous rules); and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer is being phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of September 30, 2016 and December 31, 2015, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at September 30, 2016:

First Bank
Total capital to risk-weighted assets	13.90%
Tier 1 capital to risk-weighted assets	12.72%
Common equity Tier 1 capital to risk-weighted assets	12.72%
Tier 1 capital to average assets	8.48%
Capital conservation buffer ratio(1)	5.90%

(1)	Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

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

Commitments to extend credit, which amounted to $69.7 million at September 30, 2016, and $61.1 million at December 31, 2015, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At September 30, 2016 and December 31, 2015, the Bank had $9.4 million and $7.7 million in outstanding standby letters of credit, respectively.

At September 30, 2016, the Bank had $5.7 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	November 14, 2016
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	November 14, 2016
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.