Form 10-K
period 2016-12-31
FIRST NATIONAL CORP /VA/
filed 2017-03-29
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2016 was $39,525,026.

The number of outstanding shares of common stock as of March 29, 2017 was 4,940,766.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2017 Annual Meeting of Shareholders – Part III

Part I

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	conditions in the financial markets and economic conditions may adversely affect the Company’s business;

•	the inability of the Company to successfully manage its growth or implement its growth strategy;

•	difficulties in combining the operations of acquired bank branches or entities with the Company’s own operations;

•	the Company’s inability to successfully obtain the expected benefits of the acquisition of bank branches or entities;

•	intense competition from other businesses both in making loans and attracting deposits;

•	consumers may increasingly decide not to use the Bank to complete their financial transactions;

•	limited availability of financing or inability to raise capital;

•	exposure to operational, technological, and organizational risk;

•	reliance on other companies to provide key components of their business infrastructure;

•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;

•	operational functions of business counterparties over which the Company may have limited or no control may experience disruptions;

•	nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition;

•	allowance for loan losses may prove to be insufficient to absorb losses in the loan portfolio;

•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;

•	legislative or regulatory changes or actions, or significant litigation;

•	the limited trading market for the Company’s common stock; it may be difficult to sell shares;

•	unexpected loss of management personnel;

•	losses that could arise from breaches in cyber-security and theft of customer account information;

•	increases in FDIC insurance premiums could adversely affect the Company’s profitability;

•	the ability to retain customers and secondary funding sources if the Bank’s reputation would become damaged;

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Bank’s customers’ ability to repay loans; and

•	other factors identified in Item 1A, “Risk Factors”, below.

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

The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley and central regions of Virginia. Within this market area, there are various types of industry including medical and professional services, manufacturing, retail, government contracting and higher education. Customers include individuals, small and medium-sized businesses, local governmental entities and non-profit organizations.

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

Competition

The financial services industry remains highly competitive and is constantly evolving. The Company experiences strong competition in all aspects of its business. In its market areas, the Company competes with large national and regional financial institutions, credit unions, other community banks, as well as consumer finance companies, mortgage companies, mutual funds and life insurance companies. Competition for deposits and loans is affected by various factors including interest rates offered, the number and location of branches and types of products offered, and the reputation of the institution. Credit unions have been allowed to increasingly expand their membership definitions and, because they enjoy a favorable tax status, may be able to offer more attractive loan and deposit pricing.

The Company believes its competitive advantages include long-term customer relationships, local management and directors, a commitment to excellent customer service, dedicated and loyal employees, and the support of and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-sized businesses, non-profit organizations, and local governmental entities within its communities. The Company’s primary operating subsidiary, First Bank, generally has a strong deposit share of the markets it serves. According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2016, the Bank was ranked third overall in its market area with 11.09% of the total deposit market.

No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.

Employees

At December 31, 2016, the Bank employed a total of 153 full-time equivalent employees. The Company considers relations with its employees to be excellent.

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

Many aspects of the Dodd-Frank Act still remain subject to rulemaking by various regulatory agencies and could take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. The changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent capital requirements, liquidity and leverage ratio requirements, or otherwise adversely affect the business of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

Future Legislation and Regulation

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of any proposed legislation could impact the regulatory structure under which the Company and the Bank operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material, adverse effect on the business, financial condition and results of operations of the Company and the Bank.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. In recent years, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. Future legislation, regulation, government policy, and potential litigation could affect the banking industry as a whole, including the business and results of operations of the Company and the Bank, in ways that are difficult to predict.

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

The rules included new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank under the final rules were as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6% (increased from 4%); a total capital ratio of 8% (unchanged from previous rules); and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer is being phased-in over four years, which began on January 1, 2016, as follows: the maximum buffer was 0.625% of risk-weighted assets for 2016, and will be 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as December 31, 2016 and December 31, 2015, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at December 31, 2016:

First Bank
Total capital to risk-weighted assets	13.47%
Tier 1 capital to risk-weighted assets	12.38%
Common equity Tier 1 capital to risk-weighted assets	12.38%
Tier 1 capital to average assets	8.48%
Capital conservation buffer ratio(1)	5.47%

(1)	Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

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

On April 26, 2016, the FDIC adopted a final rule to amend how small banks are assessed deposit insurance. The final rule, which was effective the quarter after the DIF reached 1.15%, revised the calculation of deposit insurance assessments for insured institutions with less than $10 billion in assets that have been FDIC insured for at least five years (established small banks). The rule updated the data and revised the methodology that the FDIC uses to determine risk-based assessments to better capture the risk that an established small bank poses to the DIF and to ensure that institutions that take on greater risks have higher assessments. The rule eliminated the previous risk categories in favor of an assessment schedule based on examination ratings and financial modeling. The DIF reached 1.15% effective as of June 30, 2016, lowering the assessment rates to between 1.5 and 16 basis points for institutions in the lowest risk category and 3 to 30 basis points for institutions in the higher risk categories. Due to the Bank’s examination ratings and financial ratios, the Bank experienced lower deposit insurance assessment rates as a result of the changes put into effect on July 1, 2016.

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

Prompt Corrective Action. Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of “well capitalized” as of December 31, 2016.

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

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 (“Patriot Act”) was enacted in response to the September 11, 2001 terrorist attacks. The Patriot Act was intended to strengthen U. S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism. The continuing impact on financial institutions of the Patriot Act and related regulations and policies is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities to identify persons who may be involved in terrorism or money laundering.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2016, the Company had not been made aware of any instances of non-compliance with the guidance.

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

The community banking industry is directly affected by national, regional, and local economic conditions. The economies in the Company’s market areas continued to show improvement during 2016. Management allocates significant resources to mitigate and respond to risks associated with the current economic conditions, however, such conditions cannot be predicted or controlled. Therefore, such conditions, including a reduction in federal government spending, a flatter yield curve, and extended low interest rates, could adversely affect the credit quality of the Company’s loans, and/or the Company’s results of operations and financial condition. The Company’s financial performance is dependent on the business environment in the markets where the Company operates, in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers. In addition, the Company holds securities which can be significantly affected by various factors including credit ratings assigned by third parties. An adverse credit rating in securities held by the Company could result in a reduction of the fair value of its securities portfolio and have an adverse impact on its financial condition. While general economic conditions in Virginia and the U.S. continued to improve in 2016, there can be no assurance that this improvement will continue.

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

The Company may not be able to achieve fully the strategic objectives and operating efficiencies expected in an acquisition. Inherent uncertainties exist in integrating the operations of an acquired entity or acquired branches. In addition, the markets and industries in which the Company and its potential acquisition targets operate are highly competitive. The Company may lose customers or the customers of acquired entities as a result of an acquisition; the Company may lose key personnel, either from the acquired entity or from itself; and the Company may not be able to control the incremental increase in noninterest expense arising from an acquisition in a manner that improves its overall operating efficiencies. These factors could contribute to the Company’s not achieving the expected benefits from its acquisitions within desired time frames, if at all. Future business acquisitions could be material to the Company and it may issue additional shares of common stock to support those acquisitions, which would dilute current shareholders’ ownership interests. Acquisitions could also require the Company to use substantial cash or other liquid assets or to incur debt; the Company could therefore become more susceptible to economic downturns and competitive pressures.

The Company faces substantial competition that could adversely affect the Company’s growth and/or operating results.

The Company operates in a competitive market for financial services and faces intense competition from other businesses both in making loans and attracting deposits which can greatly affect pricing for its products and services. The Company’s primary competitors include community, regional, and national banks as well as credit unions and mortgage companies. Many of these financial institutions have been in business for many years, are significantly larger, have established customer bases and have greater financial resources and higher lending limits. In addition, credit unions are exempt from corporate income taxes, providing a significant competitive pricing advantage. Accordingly, some of the Company’s competitors in its market have the ability to offer products and services that it is unable to offer or to offer at more competitive rates.

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

The Company’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets, such as loans and investment securities, and the interest rates paid on interest-bearing liabilities, such as deposits and borrowings. These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of the Federal Reserve and other governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment of loans, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if the Company does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. In addition, the Company’s ability to reflect such interest rate changes in pricing its products is influenced by competitive pressures. Fluctuations in these areas may adversely affect the Company and its shareholders. The Bank is often at a competitive disadvantage in managing its costs of funds compared to the large regional or national banks that have access to the national and international capital markets.

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

The Bank has a concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

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

The Bank is subject to more stringent capital and liquidity requirements as a result of the Basel III regulatory capital reforms and the Dodd-Frank Act, the short-term and long-term impact of which is uncertain.

The Bank is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banks and bank holding companies that are based on the Basel III regulatory capital reforms. These stricter capital requirements are being phased-in over a four-year period, which began on January 1, 2015, until they are fully-implemented on January 1, 2019. The application of these more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital and adversely affect future growth opportunities. In addition, if the Bank fails to meet these minimum capital guidelines and/or other regulatory requirements, the Company’s financial condition could be materially and adversely affected.

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

Changes in accounting standards could impact reported earnings and capital.

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (the FASB), the United States Securities Exchange Commission (the SEC), and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also impact the capital levels of the Company and the Bank, or require the Company to incur additional personnel or technology costs. Most notably, new guidance on the calculation of credit reserves using current expected credit losses was finalized in June, 2016. The standard will be effective for the Company beginning January 1, 2020. To implement the new standard, the Company will incur costs related to data collection and documentation, technology, and training. Implementation of the new standard could impact the required credit reserves, reported earnings, and capital levels of the Company and the Bank.

Changes in tax rates applicable to the Company may cause impairment of deferred tax assets.

The Company determines deferred income taxes using the balance sheet method. Under this method, each asset and liability is examined to determine the difference between its book basis and its tax basis. The difference between the book basis and the tax basis of each asset and liability is multiplied by the Company’s marginal tax rate to determine the net deferred tax asset or liability. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.

The marginal tax rate applicable to the Company, as with all entities subject to federal income tax, is based on the Company’s taxable income. If the Company’s taxable income declines such that the Company’s marginal tax rate declines, the change in deferred income tax assets and liabilities would result in an expense during the period that a lower marginal tax rate occurs. If changes in tax rates and laws are enacted, the company will recognize the changes in the period in which they occur. Changes in tax rates and laws could impair the Company’s deferred tax assets and result in an expense associated with the change in deferred tax assets and liabilities.

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

The value of publicly traded stocks in the financial services sector can be volatile. The value of the Company’s common stock can also be affected by a variety of factors such as expected results of operations, actual results of operations, actions taken by shareholders, news or expectations based on the performance of others in the financial services industry, and expected impacts of a changing regulatory environment. These factors not only impact the value of the Company’s common stock but could also affect the liquidity of the stock given the Company’s size, geographical footprint, and industry.

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

The Company, through its primary operating subsidiary, First Bank, owns or leases buildings that are used in the normal course of business. The Company’s headquarters is located at 112 West King Street, Strasburg, Virginia. The Bank owns or leases various other offices in the counties and cities in which it operates. At December 31, 2016, the Bank operated 14 branches throughout the Shenandoah Valley and the central Virginia regions. The Bank also operated two loan production offices in the Shenandoah Valley region of Virginia, as well as a customer service center in a retirement community. The Company’s operations center is in Strasburg, Virginia. All of the Company’s properties are in good operating condition and are adequate for the Company’s present and future needs. See Note 1 “Summary of Significant Accounting Policies,” Note 6, “Premises and Equipment” and Note 17, Lease Commitments in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information with respect to the amounts at which Bank premises and equipment are carried and commitments under long-term leases.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividends

Shares of the common stock of the Company are traded on the over-the-counter (OTC) market and quoted on the OTC Markets Group exchange under the symbol “FXNC.” As of March 17, 2017 the Company had 580 shareholders of record and approximately 584 additional beneficial owners of shares of common stock.

Following are the high and low prices of sales of common stock known to the Company, along with the dividends that were paid quarterly in 2015 and 2016 (per share).

	Market Prices and Dividends
	Sales Price ($)		Dividends ($)
	High	Low
2015:
1st quarter	9.95	8.50	0.025
2nd quarter	9.95	9.26	0.025
3rd quarter	9.50	8.30	0.025
4th quarter	8.95	7.92	0.025

2016:
1st quarter	9.10	8.70	0.03
2nd quarter	9.75	8.84	0.03
3rd quarter	11.14	9.50	0.03
4th quarter	13.13	10.65	0.03

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

The Company did not repurchase any shares of its common stock during 2016.

Item 6.	Selected Financial Data

The following is selected financial data for the Company for the last five years. This information has been derived from audited financial information included in Item 8 of this Form 10-K (in thousands, except ratios and per share amounts).

	As of and for the years ended December 31,
	2016	2015	2014	2013	2012

Results of Operations
Interest and dividend income	$25,237	$22,165	$20,399	$21,157	$23,432
Interest expense	1,982	1,441	1,778	2,709	4,167
Net interest income	23,255	20,724	18,621	18,448	19,265
Provision for (recovery of) loan losses	—	(100)	(3,850)	(425)	3,555
Net interest income after provision for (recovery of) loan losses	23,255	20,824	22,471	18,873	15,710
Noninterest income	8,493	8,342	7,444	6,931	7,172
Noninterest expense	23,488	25,555	18,785	20,750	19,117
Income before income taxes	8,260	3,611	11,130	5,054	3,765
Income tax expense (benefit)	2,353	956	3,499	(4,820)	965
Net income	5,907	2,655	7,631	9,874	2,800
Effective dividend and accretion on preferred stock	—	1,113	1,138	913	904
Net income available to common shareholders	$5,907	$1,542	$6,493	$8,961	$1,896

Key Performance Ratios
Return on average assets	0.84%	0.41%	1.45%	1.85%	0.53%
Return on average equity	12.00%	4.58%	13.49%	21.87%	6.80%
Net interest margin	3.61%	3.52%	3.86%	3.72%	3.89%
Efficiency ratio(1)	71.05%	80.92%	73.96%	74.79%	70.01%
Dividend payout	10.01%	31.84%	5.67%	0.00%	0.00%
Equity to assets	7.28%	6.64%	11.50%	10.24%	8.43%

Per Common Share Data
Net income (loss), basic	$1.20	$0.31	$1.32	$1.83	$0.48
Net income (loss), diluted	1.20	0.31	1.32	1.83	0.48
Cash dividends	0.12	0.10	0.075	0.00	0.00
Book value at period end	10.58	9.35	9.17	7.96	6.22

Financial Condition
Assets	$716,000	$692,321	$518,165	$522,890	$532,697
Loans, net	480,746	433,475	371,692	346,449	370,519
Securities	149,748	173,469	84,658	105,105	91,430
Deposits	645,570	627,116	444,338	450,711	466,917
Shareholders’ equity	52,151	45,953	59,564	53,560	44,889
Average shares outstanding, diluted	4,928	4,913	4,902	4,901	3,945

Capital Ratios(2)
Leverage	8.48%	8.12%	12.90%	10.68%	9.15%
Risk-based capital ratios:
Common equity Tier 1 capital	12.38%	12.62%	N/A	N/A	N/A
Tier 1 capital	12.38%	12.62%	17.88%	15.35%	12.31%
Total capital	13.47%	13.86%	19.14%	16.62%	13.59%

(1)	The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP.” See “Non-GAAP Financial Measures” included in Item 7 of this Form 10-K.
(2)	All capital ratios reported are for the Bank.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2016 and 2015 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

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

Primary expense categories are salaries and employee benefits, which comprised 55% of noninterest expenses during 2016, followed by occupancy and equipment expense, which comprised 13% of noninterest expenses. Historically, the provision for loan losses has also been a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses.

Financial Performance and Condition

Net income available to common shareholders increased by $4.4 million to $5.9 million, or $1.20 per basic and diluted share, for the year ended December 31, 2016, compared to $1.5 million, or $0.31 per basic and diluted share, for the same period in 2015. Return on average assets was 0.84% and return on average equity was 12.00% for the year ended December 31, 2016, compared to 0.41% and 4.58%, respectively, for the year ended December 31, 2015.

The $4.4 million increase in net income available to common shareholders for the year ended December 31, 2016 resulted from a $2.5 million, or 12%, increase in net interest income, a $151 thousand, or 2%, increase in noninterest income, and a $2.1 million, or 8%, decrease in noninterest expenses, compared to the same period of 2015. These improvements were partially offset by a $100 thousand decrease in recovery of loan losses and a $1.4 million increase in income tax expense. Net income available to common shareholders also increased due to a $1.1 million decrease in the effective dividend on preferred stock, when comparing the periods.

Net interest income increased from a higher net interest margin and from higher average earning asset balances. Average earning asset balances increased 10% and the net interest margin increased 3%, or 9 basis points, to 3.61% for the year ended December 31, 2016, compared to 3.52% for the same period in 2015. Noninterest expense decreased primarily from lower salaries and employee benefit expense, lower supplies expense, lower legal and professional fees, and lower net expenses related to other real estate owned. The decrease in the effective dividend and accretion on preferred stock resulted from the redemption of all outstanding preferred stock in the prior year. Based on management’s analysis and the supporting allowance for loan loss calculation, a provision for (or recovery of) loan losses was not recorded during the year ended December 31, 2016, compared to a recovery of loan losses of $100 thousand for the same period one year ago.

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

	Efficiency Ratio
	2016	2015

Noninterest expense	$23,488	$25,555
Add/(Subtract): other real estate owned income/(expense), net	120	(352)
Subtract: amortization of intangibles	(771)	(642)
Subtract: losses on disposal of premises and equipment, net	(8)	—
Subtract: acquisition and integration related expenses	—	(908)

	$22,829	$23,653

Tax-equivalent net interest income	$23,646	$21,033
Noninterest income	8,493	8,342
Add/(Subtract): securities (gains)/losses, net	(8)	55
Subtract: bargain purchase gain	—	(201)

	$32,131	$29,229

Efficiency ratio	71.05%	80.92%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	2016	2015
GAAP measures:
Interest income - loans	$21,662	$19,138
Interest income - investments and other	3,575	3,027
Interest expense - deposits	(1,353)	(1,150)
Interest expense - other borrowings	(6)	(3)
Interest expense – subordinated debt	(361)	(62)
Interest expense – junior subordinated debt	(259)	(224)
Interest expense – federal funds purchased	(3)	(2)

Total net interest income	$23,255	$20,724

Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$101	$105
Tax benefit realized on non-taxable interest income - municipal securities	290	204

Total tax benefit realized on non-taxable interest income	$391	$309

Total tax-equivalent net interest income	$23,646	$21,033

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for (or recovery of) loan losses charged to earnings. Loan losses are charged against the allowance when management determines that the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance. For further information about the Company’s loans and the allowance for loan losses, see Notes 1, 3 and 4 in this Form 10-K.

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

Other Real Estate Owned (OREO)

Other real estate owned (OREO) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is initially recorded at fair value less estimated costs to sell to establish a new cost basis. OREO is subsequently reported at the lower of cost or fair value less costs to sell, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its distressed asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned. Management reviews the value of other real estate owned each quarter and adjusts the values as appropriate. Revenue and expenses from operations and changes in the valuation allowance are included in other real estate owned (income) expense.

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

Pension Plan

The Company’s actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions may include the discount rate, the estimated return on plan assets and the anticipated rate of compensation increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may impact pension assets, liabilities or expense.

Other-Than-Temporary Impairment of Securities

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either the Company (1) intends to sell the security or (2) it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-than-likely that it will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income (loss). For equity securities carried at cost, such as restricted securities, impairment is considered to be other-than-temporary based on the Company’s ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in income. The Company regularly reviews each security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

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

Residential loan originations are primarily generated by mortgage loan officer solicitations and referrals by real estate professionals and customers. Commercial real estate loan originations are obtained through direct solicitation and additional business from existing customers. All completed loan applications are reviewed by the Bank’s loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. Loan quality is analyzed based on the Bank’s experience and credit underwriting guidelines depending on the type of loan involved. Real estate collateral is valued by independent appraisers who have been pre-approved by the Board Loan Committee.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At December 31, 2016, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $90.5 million.

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

1-4 Family Residential Real Estate Lending

1-4 family residential lending activity may be generated by Bank loan officer solicitations and referrals by real estate professionals and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make payments from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. The valuation of residential collateral is generally provided by independent fee appraisers who have been approved by the Board Loan Committee. In addition to originating fixed rate mortgage loans with the intent to sell to correspondent lenders or broker to wholesale lenders, the Bank originates balloon and other mortgage loans for the portfolio. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans.

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

Personal Lending

Loans to individual borrowers may be secured or unsecured, and include unsecured personal loans and lines of credit, automobile loans, deposit account loans and installment and demand loans. These personal loans may entail greater risk than residential mortgage loans, particularly in the case of personal loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted personal loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. Personal loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

The underwriting standards employed by the Bank for personal loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on a proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the collateral in relation to the proposed loan amount.

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings, subordinated debt and junior subordinated debt. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for (recovery of) loan losses, noninterest income and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts, revenue from wealth management services, ATM and check card income, revenue from other customer services, income from bank owned life insurance, general and administrative expenses, amortization expense, and other real estate owned income or expense.

Net Interest Income

Net interest income increased $2.5 million, or 12%, to $23.3 million for the year ended December 31, 2016, compared to $20.7 million for the prior year. The increase resulted primarily from a higher net interest margin and from higher average earning asset balances. Average earning asset balances increased 10%, and the net interest margin increased 3%, or 9 basis points, to 3.61% for the year ended December 31, 2016, compared to 3.52% for the same period in 2015. The 9 basis point increase in the net interest margin resulted from a 15 basis point increase in the yield on total earning assets, which was partially offset by a 6 basis point increase in interest expense as a percent of average earning assets.

The higher yield on earning assets was attributable to the change in the composition of earning assets, as average loan balances increased to 71% of average earning assets for the year ended December 31, 2016, compared to 67% of average earning assets for the same period in 2015. Interest-bearing deposits with other institutions decreased as a percentage of average earning assets, comparing the same periods. The change in the earning asset composition had a favorable impact on the total earning asset yield as loan rates were greater than rates earned on interest-bearing deposits with other institutions. The increase in interest expense as a percent of average earning assets was primarily attributable to the issuance of subordinated debt in the fourth quarter of 2015 and the impact of holding the subordinated debt for the full year of 2016.

The following table provides information on average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2016, 2015 and 2014, as well as amounts and rates of tax equivalent interest earned and interest paid (dollars in thousands). The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components (in thousands).

Average Balances, Income and Expense, Yields and Rates (Taxable Equivalent Basis)
	Years Ending December 31,
	2016			2015			2014
		Interest			Interest			Interest
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits in other banks	$35,812	$238	0.66%	$64,395	$197	0.31%	$16,718	$38	0.22%
Securities:
Taxable	131,805	2,692	2.04%	116,441	2,358	2.03%	94,689	2,144	2.26%
Tax-exempt (1)	24,054	854	3.55%	16,412	599	3.65%	11,963	542	4.53%
Restricted	1,564	81	5.17%	1,435	77	5.39%	1,667	82	4.94%

Total securities	157,423	3,627	2.30%	134,288	3,034	2.26%	108,319	2,768	2.56%
Loans: (2)
Taxable	455,847	21,467	4.71%	391,963	18,934	4.83%	358,259	17,568	4.90%
Tax-exempt (1)	6,828	296	4.33%	7,116	309	4.34%	7,176	317	4.41%

Total loans	462,675	21,763	4.70%	399,079	19,243	4.82%	365,435	17,885	4.89%
Federal funds sold	3	—	0.52%	1	—	0.21%	—	—	—

Total earning assets	655,913	25,628	3.91%	597,763	22,474	3.76%	490,472	20,691	4.22%
Less: allowance for loan losses	(5,577)			(6,270)			(10,208)
Total nonearning assets	54,936			51,485			44,764

Total assets	$705,272			$642,978			$525,028

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$150,412	$392	0.26%	$135,976	$195	0.14%	$112,972	$172	0.15%
Money market accounts	61,086	105	0.17%	46,161	59	0.13%	19,155	21	0.11%
Savings accounts	126,434	105	0.08%	114,632	96	0.08%	101,793	89	0.09%
Certificates of deposit:
Less than $100	87,828	382	0.44%	83,280	326	0.39%	62,623	540	0.86%
Greater than $100	45,925	366	0.80%	49,511	470	0.95%	47,963	592	1.23%
Brokered deposits	600	3	0.45%	767	4	0.50%	4,756	28	0.59%

Total interest-bearing deposits	472,285	1,353	0.29%	430,327	1,150	0.27%	349,262	1,442	0.41%
Federal funds purchased	336	3	1.03%	213	2	0.72%	357	3	0.87%
Subordinated debt	4,921	361	7.33%	855	62	7.26%	—	—	—
Junior subordinated debt	9,279	259	2.79%	9,279	224	2.41%	9,279	218	2.35%
Other borrowings	1,235	6	0.49%	1,211	3	0.28%	5,891	115	1.95%

Total interest-bearing liabilities	488,056	1,982	0.41%	441,885	1,441	0.33%	364,789	1,778	0.49%
Noninterest-bearing liabilities
Demand deposits	161,882			138,193			101,209
Other liabilities	6,110			4,972			2,451

Total liabilities	656,048			585,050			468,449
Shareholders’ equity	49,224			57,928			56,579

Total liabilities and shareholders’ equity	$705,272			$642,978			$525,028

Net interest income		$23,646			$21,033			$18,913

Interest rate spread			3.50%			3.43%			3.73%
Cost of funds			0.30%			0.25%			0.38%
Interest expense as a percent of average earning assets			0.30%			0.24%			0.36%
Net interest margin			3.61%			3.52%			3.86%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $391 thousand, $309 thousand and $292 thousand for 2016, 2015 and 2014, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

	Volume and Rate
	Years Ending December 31,
	2016			2015
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense

Interest-bearing deposits in other banks	$(27)	$68	$41	$139	$20	$159
Loans, taxable	2,989	(456)	2,533	1,610	(244)	1,366
Loans, tax-exempt	(12)	(1)	(13)	(3)	(5)	(8)
Securities, taxable	322	12	334	384	(170)	214
Securities, tax-exempt	271	(16)	255	118	(61)	57
Securities, restricted	7	(3)	4	(14)	9	(5)
Federal funds sold	—	—	—	—	—	—

Total earning assets	$3,550	$(396)	$3,154	$2,234	$(451)	$1,783

Checking	$22	$175	$197	$34	$(11)	$23
Money market accounts	24	22	46	34	4	38
Savings accounts	9	—	9	54	(47)	7
Certificates of deposits:
Less than $100	17	39	56	324	(538)	(214)
Greater than $100	(33)	(71)	(104)	20	(142)	(122)
Brokered deposits	(1)	—	(1)	(20)	(4)	(24)
Federal funds purchased	1	—	1	(1)	—	(1)
Subordinated debt	298	1	299	62	—	62
Junior subordinated debt	—	35	35	—	6	6
Other borrowings	—	3	3	(54)	(58)	(112)

Total interest-bearing liabilities	$337	$204	$541	$453	$(790)	$(337)

Change in net interest income	$3,213	$(600)	$2,613	$1,781	$339	$2,120

Provision for (Recovery of) Loan Losses

The provision for (recovery of) loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for (recovery of) loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio.

The Bank did not record a provision for (recovery of) loan losses for 2016, which resulted in a total allowance for loan losses of $5.3 million, or 1.09% of total loans, at December 31, 2016. This compared to a recovery of loan losses of $100 thousand for 2015 and an allowance for loan losses of $5.5 million, or 1.26% of total loans, at the prior year end.

A decrease in the specific reserve component of the allowance for loan losses was offset by an increase in the general reserve component, when comparing the allowance for loan losses at December 31, 2016 and 2015. As a result, the Bank did not record a provision for (recovery of) loan losses for the year ended December 31, 2016. The decrease in the specific reserve resulted from improvements in collateral positions on impaired loans, principal payments received, and the resolution of certain impaired loans during the year. The increase in the general reserve resulted primarily from the impact of $47.1 million of loan growth during the year. The impact of loan growth on the general reserve was partially offset by improvements in the historical loss rate of the loan portfolio and asset quality, as evidenced by lower substandard loan amounts during the year. There was not a significant impact on the general reserve from changes in qualitative adjustment factors during 2016.

For the year ended December 31, 2015, the $100 thousand recovery of loan losses resulted primarily from a decrease in the specific reserve component of the allowance for loan losses, when comparing the allowance for loan losses at December 31, 2015 and 2014. Overall, the general reserve increased as a result of loan growth during the year, but improvements in the historical loss rate and qualitative adjustment factors mitigated the effect of the loan growth on the allowance for loan losses at December 31, 2015. Improvements in qualitative adjustment factors resulted from improving value trends on residential real estate properties, economic conditions, and asset quality. The increase in the general reserve component of the allowance for loan losses was offset by the decrease in the specific reserve component primarily from principal payments received and increases in collateral values on impaired loans based on updated appraisals.

The Company has consistently applied its allowance for loan loss methodology and regularly reviews the three year historical charge-off look back period to ensure it is indicative of the risk that remains in the loan portfolio. The Company has no reason to believe that net charge-offs experienced in 2017 will be significantly different from the prior three year look back period. For more detail of net charge-offs, see the allowance for loan losses table appearing in the Asset Quality section.

Noninterest Income

Noninterest income increased 2% to $8.5 million for the year ended December 31, 2016 from $8.3 million for the same period in 2015. Service charges on deposits increased $470 thousand, ATM and check card fees increased $142 thousand, income from bank owned life insurance increased $52 thousand, and other operating income increased $320 thousand. These increases were partially offset by wealth management fees that decreased $613 thousand and bargain purchase gain that decreased $201 thousand.

The increases in service charges on deposits and ATM and check card fees were primarily attributable to the Acquisition and the related increase in deposit balances. The increase in other operating income was primarily attributable to a $102 thousand life insurance benefit recorded during the year and revenue of $247 thousand that resulted from a three-year not-to-compete agreement with former employees. The not-to-compete agreement was related to the elimination of brokerage services on January 1, 2016.

The decrease in wealth management fees was attributable to the elimination of brokerage services referred to above and the decrease in bargain purchase gain resulted from the Acquisition, which occurred in 2015.

The $102 thousand life insurance benefit recorded in other operating income during 2016 was offset by a $100 thousand death benefit payment to the beneficiary. The $100 thousand death benefit was recorded as other operating expense in the noninterest expense section of the consolidated statements of income.

Noninterest Expense

Noninterest expense decreased $2.1 million, or 8%, to $23.5 million for the year ended December 31, 2016, compared to $25.6 million for the same period in 2015. Salaries and employee benefits decreased $911 thousand, supplies expense decreased $333 thousand, legal and professional fees decreased $452 thousand, data processing expense decreased $107 thousand, postage expense decreased $103 thousand, bank franchise tax decreased $141 thousand, and other real estate owned expense decreased $472 thousand.

The expense categories described above that decreased in 2016 were partially offset by certain expense categories that increased during the year, including occupancy expenses that increased $81 thousand, equipment expense that increased $133 thousand, ATM and check card fees that increased $85 thousand, FDIC assessment expense that increased $42 thousand, and amortization expense that increased $129 thousand. These increases were primarily a result of the Acquisition, which increased the number of banking locations and customer deposit balances for a full year during 2016, compared to only a portion of the same period in 2015.

Salaries and employee benefits decreased primarily from lower salaries and wage expense, insurance expense, and pension expense, which decreased $501 thousand, $314 thousand, and $136 thousand, respectively. Salaries and wage expense was lower from a reduction in the number of employees when comparing the periods, primarily as a result of the Company’s efforts to operate more efficiently. Insurance expense decreased as a result of changes to the Company’s health insurance plan for 2016 as expense was impacted by the actual amount of claims submitted by employees during the year, as opposed to a fixed cost of insurance for 2015. Pension expense decreased when comparing the periods as a result of an amendment to the defined benefit pension plan and the Company’s intention to terminate the plan. Under the amendment, benefit accruals ceased as of November 30, 2016. The decreases in supplies expense, legal and professional fees, data processing expense, and postage expense resulted primarily from integration expenses incurred during 2015 related to the Acquisition, which totaled $325 thousand, $258 thousand, $145 thousand, and $70 thousand for these categories, respectively. Total integration expenses related to the Acquisition were $908 thousand for the year ended December 31, 2015. Bank franchise tax decreased due to the Bank’s lower taxable capital from the redemption of preferred stock during 2015. Decreases in expenses related to other real estate owned resulted primarily from increased gains on the sale of OREO property and lower negative adjustments to the carrying value of OREO property.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2016 and 2015. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. For a more detailed discussion of the Company’s tax calculation, see Note 11 to the consolidated financial statements, included in Item 8 of this Form 10-K.

Financial Condition

General

Total assets increased by $23.7 million to $716.0 million at December 31, 2016 compared to $692.3 million at December 31, 2015. The increase was primarily attributable to a $47.3 million increase in net loans, when comparing the periods. The increases in net loans were partially offset by a $23.7 million decrease in securities since December 31, 2015.

Total deposits increased by $18.5 million to $645.6 million at December 31, 2016 compared to $627.1 million at December 31, 2015. Noninterest-bearing demand deposits and savings and interest-bearing deposits increased $11.0 million and $20.1 million, respectively, when comparing the periods. These increases were partially offset by a $12.7 million decrease in time deposits since December 31, 2015.

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

Gross loan balances increased 11%, or $47.1 million, to $486.1 million at December 31, 2016, compared to $439.0 million at December 31, 2015. Growth of the loan portfolio was led by other real estate loans with balances that increased $29.8 million during 2016, followed by residential real estate loans with balances that increased by $9.5 million.

The Bank’s loan portfolio is summarized in the table below for the periods indicated (dollars in thousands).

	Loan Portfolio
	At December 31,
	2016		2015		2014		2013		2012
Commercial, financial, and agricultural	$29,981	6.17%	$24,048	5.48%	$21,166	5.59%	$22,803	6.39%	$23,071	6.01%
Real estate - construction	34,699	7.14%	33,135	7.55%	29,475	7.79%	34,060	9.54%	43,524	11.35%
Real estate - mortgage:
Residential (1-4 family)	198,763	40.89%	189,286	43.12%	163,727	43.27%	141,961	39.76%	134,964	35.18%
Other real estate loans	211,210	43.45%	181,447	41.33%	151,802	40.12%	145,968	40.87%	174,220	45.42%
Consumer	4,875	1.00%	4,312	0.98%	5,070	1.34%	5,214	1.46%	7,144	1.86%
All other loans	6,539	1.35%	6,771	1.54%	7,170	1.89%	7,087	1.98%	671	0.18%

Total loans	$486,067	100%	$438,999	100%	$378,410	100%	$357,093	100%	$383,594	100%
Less: allowance for loan losses	5,321		5,524		6,718		10,644		13,075

Loans, net of allowance for loan losses	$480,746		$433,475		$371,692		$346,449		$370,519

There was no category of loans that exceeded 10% of outstanding loans at December 31, 2016 that were not disclosed in the above table.

The following table sets forth the maturities of the loan portfolio at December 31, 2016 (in thousands):

	Remaining Maturities of Selected Loans
	At December 31, 2016
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial, financial, and agricultural	$9,396	$15,510	$5,075	$29,981
Real estate construction and land development	21,391	10,334	2,974	34,699
Real estate - mortgage:
Residential (1-4 family)	19,196	40,952	138,615	198,763
Other real estate loans	22,149	41,298	147,763	211,210
Consumer	625	3,916	334	4,875
All other loans	570	5,843	126	6,539

Total loans	$73,327	$117,853	$294,887	$486,067

For maturities over one year:
Fixed rates	$305,907
Variable rates	106,833

$412,740

Asset Quality

Management classifies non-performing assets as non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank’s OREO, net of valuation allowance, totaled $250 thousand at December 31, 2016 and $2.7 million at December 31, 2015. There was not a valuation allowance for other real estate owned at December 31, 2016. The valuation allowance for other real estate owned totaled $224 thousand at December 31, 2015.

Non-performing assets were $1.8 million and $6.5 million at December 31, 2016 and 2015, representing 0.25% and 0.94% of total assets, respectively. Non-performing assets included $1.5 million in non-accrual loans and $250 thousand in OREO, net of the valuation allowance, at December 31, 2016. This compares to $3.9 million in non-accrual loans and $2.7 million in OREO, net of the valuation allowance, at December 31, 2015.

The levels of non-performing assets at December 31, 2016 and December 31, 2015 were primarily attributable to business customers involved in construction and land development that have not been able to meet their debt requirements because they have not fully recovered from the recent recession. At December 31, 2016, 59% of non-performing assets related to construction and land development loans, 23% related to residential real estate loans, 14% related to properties originally acquired for branch expansion no longer intended to be used for that purpose, and 4% related to commercial real estate loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $8.1 million and $10.3 million at December 31, 2016 and December 31, 2015, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing totaled $116 thousand at December 31, 2016, which was comprised of three loans expected to pay all principal and interest amounts contractually due to the Bank. There were $92 thousand of loans greater than 90 days past due and still accruing at December 31, 2015.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for (or recovery of) loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $5.3 million at December 31, 2016 and $5.5 million at December 31, 2015, representing 1.09% and 1.26% of total loans, respectively. After analyzing the composition of the loan portfolio, related credit risks, and improvements in asset quality during recent years, the Company determined that the three year loss period and the qualitative adjustment factors that established the general reserve component of the allowance for loan losses were appropriate at December 31, 2016. For further discussion regarding the decrease in the allowance for loan losses, see “Provision for (Recovery of) Loan Losses” above.

Impaired loans totaled $4.9 million at December 31, 2016, compared to $7.7 million at December 31, 2015. The related allowance for loan losses provided for these loans totaled $37 thousand and $544 thousand at December 31, 2016 and 2015. The average recorded investment in impaired loans during 2016 and 2015 was $7.0 million and $10.5 million, respectively. Included in the impaired loans total are loans classified as troubled debt restructurings (TDRs) totaling $460 thousand and $982 thousand at December 31, 2016 and 2015. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of December 31, 2016, $300 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover losses inherent within the loan portfolio. For each period presented, the provision for (recovery of) loan losses charged to (income) or expense was based on management’s judgment after taking into consideration all factors connected with the collectability of the existing portfolio. Management considers economic conditions, historical loss factors, past due percentages, internally generated loan quality reports and other relevant factors when evaluating the loan portfolio. There can be no assurance, however, that an additional provision for (recovery of) loan losses will not be required in the future, including as a result of changes in the qualitative factors underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, loan growth, or changes in the circumstances of particular borrowers. For further discussion regarding the allowance for loan losses, see “Critical Accounting Policies” above. The following table shows a detail of loans charged-off, recovered and the changes in the allowance for loan losses (dollars in thousands).

	Allowance for Loan Losses
	At December 31,
	2016	2015	2014	2013	2012

Balance, beginning of period	$5,524	$6,718	$10,644	$13,075	$12,937
Loans charged-off:
Commercial, financial and agricultural	—	59	43	37	261
Real estate-construction and land development	—	—	91	2,962	431
Real estate-mortgage
Residential (1-4 family)	83	142	272	260	761
Other real estate loans	165	1,125	203	1,070	2,154
Consumer	540	512	318	163	186
All other loans	—	—	—	—	—

Total loans charged off	$788	$1,838	$927	$4,492	$3,793

Recoveries:
Commercial, financial and agricultural	$11	$72	$18	$179	$35
Real estate-construction and land development	4	4	80	—	1
Real estate-mortgage
Residential (1-4 family)	293	373	15	823	68
Other real estate loans	2	2	509	1,304	64
Consumer	275	293	229	180	208
All other loans	—	—	—	—	—

Total recoveries	$585	$744	$851	$2,486	$376

Net charge-offs	$203	$1,094	$76	$2,006	$3,417
Provision for (recovery of) loan losses	—	(100)	(3,850)	(425)	3,555

Balance, end of period	$5,321	$5,524	$6,718	$10,644	$13,075

Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.27%	0.02%	0.53%	0.88%

The following table shows the balance of the Bank’s allowance for loan losses allocated to each major category of loans and the ratio of related outstanding loan balances to total loans (dollars in thousands).

	Allocation of Allowance for Loan Losses
	At December 31,
	2016		2015		2014		2013		2012
Commercial, financial and agricultural	$380	6.17%	$306	5.48%	$310	5.59%	$442	6.39%	$608	6.01%
Real estate-construction and land development	441	7.14%	1,532	7.55%	1,403	7.79%	2,710	9.54%	2,481	11.35%
Real estate- mortgage
Residential (1-4 family)	1,019	40.89%	939	43.12%	1,204	43.27%	2,975	39.76%	3,712	35.18%
Other real estate loans	3,142	43.45%	2,534	41.33%	3,658	40.12%	4,418	40.87%	6,163	45.42%
Consumer	267	1.00%	140	0.98%	67	1.34%	24	1.46%	101	1.86%
All other loans	72	1.35%	73	1.54%	76	1.89%	75	1.98%	10	0.18%

	$5,321	100.0%	$5,524	100.0%	$6,718	100.0%	$10,644	100.0%	$13,075	100.0%

The following table provides information on the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	Non-performing Assets
	At December 31,
	2016	2015	2014	2013	2012

Non-accrual loans	$1,520	$3,854	$8,000	$11,678	$8,393
Other real estate owned	250	2,679	1,888	3,030	5,590

Total non-performing assets	$1,770	$6,533	$9,888	$14,708	$13,983

Loans past due 90 days accruing interest	116	92	—	49	228

Total non-performing assets and past due loans	$1,886	$6,625	$9,888	$14,757	$14,211

Troubled debt restructurings	$460	$982	$1,918	$1,941	$6,326

Allowance for loan losses to period end loans	1.09%	1.26%	1.77%	2.98%	3.41%

Non-performing assets to period end loans	0.36%	1.49%	2.61%	4.12%	3.65%

Securities

Securities at December 31, 2016 totaled $149.7 million, a decrease of $23.7 million or 14%, from $173.5 million at the end of 2015. The investment portfolio decreased during 2016 as loan growth was partially funded by cash flow received from the securities portfolio. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities, corporate debt securities, and restricted securities. As of December 31, 2016, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $333 thousand and $601 thousand at December 31, 2016 and 2015, respectively. Gross unrealized losses in the available for sale portfolio totaled $1.6 million and $893 thousand at December 31, 2016 and 2015, respectively. Gross unrealized gains in the held to maturity portfolio totaled $19 thousand and $264 thousand at December 31, 2016 and 2015, respectively. Gross unrealized losses in the held to maturity portfolio totaled $708 thousand and $345 thousand at December 31, 2016 and 2015, respectively. Investments in an unrealized loss position were considered temporarily impaired at December 31, 2016 and 2015. The change in the unrealized gains and losses of investment securities from December 31, 2015 to December 31, 2016 was related to changes in market interest rates and was not related to credit concerns of the issuers.

The following table summarizes the Company’s securities portfolio on the dates indicated (in thousands).

	Securities Portfolio
	At December 31,
	2016	2015	2014
Securities available for sale, at fair value:
U.S. agency and mortgage-backed securities	$80,171	$89,337	$67,029
Obligations of state and political subdivisions	14,620	16,214	16,257
Corporate equity securities	11	8	6

	$94,802	$105,559	$83,292

Securities held to maturity, at carrying value
U.S. agency and mortgage-backed securities	$37,269	$49,662	$—
Obligations of state and political subdivisions	14,629	15,357	—
Corporate debt securities	1,500	1,500	—

	$53,398	$66,519	$—

Restricted securities, at cost
Federal Home Loan Bank stock	$623	$466	$470
Federal Reserve Bank stock	875	875	846
Community Bankers’ Bank stock	50	50	50

	$1,548	$1,391	$1,366

Total securities	$149,748	$173,469	$84,658

The following table shows the maturities of debt and equity securities at amortized cost and market value at December 31, 2016 and approximate weighted average yields of such securities (dollars in thousands). Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 34% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and re-pricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities, see Note 2 to the consolidated financial statements, included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis
	At December 31, 2016
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Equity Securities	Total

U.S. agency and mortgage-backed securities
Amortized cost	$—	$7,151	$20,164	$91,405	$118,720
Market value	$—	$7,056	$19,970	$89,932	$116,958
Weighted average yield	0.00%	1.63%	2.32%	2.17%	2.16%

Obligations of state and political subdivisions
Amortized cost	$471	$5,175	$10,494	$13,143	$29,283
Market value	$473	$5,235	$10,398	$12,950	$29,056
Weighted average yield	2.00%	3.20%	3.29%	3.49%	3.34%

Corporate equity securities
Amortized cost	$—	$—	$—	$1	$1
Market value	$—	$—	$—	$11	$11
Weighted average yield	0.00%	0.00%	0.00%	1.02%	1.02%

Corporate debt securities
Amortized cost	$—	$—	$1,500	$—	$1,500
Market value	$—	$—	$1,486	$—	$1,486
Weighted average yield	0.00%	0.00%	6.88%	0.00%	6.88%

Restricted securities
Amortized cost	$—	$—	$—	$1,548	$1,548
Market value	$—	$—	$—	$1,548	$1,548
Weighted average yield	0.00%	0.00%	0.00%	5.17%	5.17%

Total portfolio
Amortized cost	$471	$12,326	$32,158	$106,097	$151,052
Market value	$473	$12,291	$31,854	$104,441	$149,059
Weighted average yield (1)	2.00%	2.29%	2.85%	2.37%	2.47%

(1)	Yields on tax-exempt securities have been calculated on a tax-equivalent basis.

The above table was prepared using the contractual maturities for all securities with the exception of mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO). Both MBS and CMO securities were recorded using the yield book prepayment model that incorporates four causes of prepayments including home sales, refinancing, defaults, and curtailments/full payoffs.

As of December 31, 2016, the Company did not own securities of any issuer for which the aggregate book value of the securities of such issuer exceeded ten percent of shareholders’ equity.

Deposits

At December 31, 2016, deposits totaled $645.6 million, an increase of $18.5 million, from $627.1 million at December 31, 2015. There was not a significant change in the deposit mix when comparing the periods. At December 31, 2016, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 26%, 54%, and 20% of total deposits, respectively, compared to 25%, 52%, and 23% at December 31, 2015.

The following tables include a summary of average deposits and average rates paid and maturities of CD’s greater than $100,000 (dollars in thousands).

	Average Deposits and Rates Paid
	Year Ended December 31,
	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing deposits	$161,882	—	$138,193	—	$101,209	—

Interest-bearing deposits:
Interest checking	$150,412	0.26%	$135,976	0.14%	$112,972	0.15%
Money market	61,086	0.17%	46,161	0.13%	19,155	0.11%
Savings	126,434	0.08%	114,632	0.08%	101,793	0.09%
Time deposits:
Less than $100	87,828	0.44%	83,280	0.39%	62,623	0.86%
Greater than $100	45,925	0.80%	49,511	0.95%	47,963	1.23%
Brokered deposits	600	0.45%	767	0.50%	4,756	0.59%

Total interest-bearing deposits	$472,285	0.29%	$430,327	0.27%	$349,262	0.41%

Total deposits	$634,167		$568,520		$450,471

	Maturities of CD’s Greater than $100,000
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total

At December 31, 2016	$6,687	$3,536	$7,572	$25,285	$43,080

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

At December 31, 2016, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $114.9 million. At December 31, 2016, 15% or $73.3 million of the loan portfolio matures within one year. Non-deposit sources of available funds totaled $125.6 million at December 31, 2016, which included $82.7 million available from Federal Home Loan Bank of Atlanta (FHLB), $42.0 million of unsecured federal funds lines of credit with other correspondent banks and $893 thousand available through the Federal Reserve Discount Window.

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

At December 31, 2016 and 2015, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2016	2015

Commitments to extend credit and unfunded commitments under lines of credit	$71,421	$61,115
Stand-by letters of credit	8,983	7,732

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

At December 31, 2016, the Bank had $10.1 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The rules included new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank under the final rules were as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6% (increased from 4%); a total capital ratio of 8% (unchanged from previous rules); and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer is being phased-in over four years, which began on January 1, 2016, as follows: the maximum buffer was 0.625% of risk-weighted assets for 2016, and will be 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as December 31, 2016 and December 31, 2015, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The Bank’s capital and related ratios decreased during 2015 primarily due to the declaration and payment of cash dividends on common stock to the Company totaling $13.5 million combined with the net increase of $187.0 million in assets from the Acquisition. The following table summarizes the Bank’s regulatory capital and related ratios at December 31, 2016, 2015 and 2014 (dollars in thousands).

	Analysis of Capital
	At December 31,
	2016	2015	2014

Common equity Tier 1 capital	$60,269	$55,989	$	N/A
Tier 1 capital	60,269	55,989		67,217
Tier 2 capital	5,321	5,524		4,724
Total risk-based capital	65,590	61,513		71,941
Risk-weighted assets	486,885	443,717		375,956

Capital ratios:
Common equity Tier 1 capital ratio	12.38%	12.62%		N/A
Tier 1 capital ratio	12.38%	12.62%		17.88%
Total capital ratio	13.47%	13.86%		19.14%
Leverage ratio (Tier 1 capital to average assets)	8.48%	8.12%		12.90%
Capital conservation buffer ratio(1)	5.47%	N/A		N/A

(1)	Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

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

On November 6, 2015, the Company redeemed all 13,900 outstanding shares of its Fixed Rate Perpetual Preferred Stock, Series A totaling $13.9 million, and all 695 shares of outstanding Fixed Rate Perpetual Preferred Stock, Series B totaling $695 thousand. While the preferred stock was outstanding, the Company’s Series A Preferred Stock paid a dividend of 5% per annum until May 14, 2014 and 9% thereafter, and the Series B Preferred Stock paid a dividend of 9% per annum.

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

Quarterly Results

The table below lists the Company’s quarterly performance for the years ended December 31, 2016 and 2015 (in thousands, except per share data).

	2016
	Fourth	Third	Second	First	Total
Interest and dividend income	$6,426	$6,342	$6,278	$6,191	$25,237
Interest expense	513	495	482	492	1,982

Net interest income	5,913	5,847	5,796	5,699	23,255
Provision for loan losses	—	—	—	—	—

Net interest income after provision for loan losses	5,913	5,847	5,796	5,699	23,255
Noninterest income	2,127	2,311	2,112	1,943	8,493
Noninterest expense	5,635	5,853	5,883	6,117	23,488

Income before income taxes	2,405	2,305	2,025	1,525	8,260
Income tax expense	724	611	592	426	2,353

Net income	$1,681	$1,694	$1,433	$1,099	$5,907

Net income available to common shareholders	$1,681	$1,694	$1,433	$1,099	$5,907

Net income per share, basic	$0.34	$0.34	$0.29	$0.22	$1.20
Net income per share, diluted	$0.34	$0.34	$0.29	$0.22	$1.20

	2015
	Fourth	Third	Second	First	Total
Interest and dividend income	$6,021	$5,764	$5,392	$4,988	$22,165
Interest expense	423	338	324	356	1,441

Net interest income	5,598	5,426	5,068	4,632	20,724
Recovery of loan losses	—	—	(100)	—	(100)

Net interest income after recovery of loan losses	5,598	5,426	5,168	4,632	20,824
Noninterest income	2,198	2,244	2,309	1,591	8,342
Noninterest expense	6,512	6,701	6,855	5,487	25,555

Income before income taxes	1,284	969	622	736	3,611
Income tax expense	343	243	178	192	956

Net income	$941	$726	$444	$544	$2,655

Net income available to common shareholders	$813	$398	$116	$215	$1,542

Net income per share, basic	$0.17	$0.08	$0.02	$0.04	$0.31
Net income per share, diluted	$0.17	$0.08	$0.02	$0.04	$0.31

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

To the Shareholders	March 29, 2017
First National Corporation
Strasburg, Virginia

MANAGEMENT’S REPORT REGARDING THE EFFECTIVENESS OF INTERNAL CONTROLS

OVER FINANCIAL REPORTING

The management of First National Corporation (the Company) is responsible for the preparation, integrity and fair presentation of the financial statements included in the annual report as of December 31, 2016. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to ensure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2016. Management’s assessment did not determine any material weakness within the Company’s internal control structure. The Company’s annual report does not include an attestation report of the Company’s registered public accounting firm, Yount, Hyde & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management’s report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

The 2016 end of year consolidated financial statements have been audited by the independent registered public accounting firm of Yount, Hyde & Barbour, P.C. (YHB). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from YHB accompanies the consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First National Corporation

We have audited the accompanying consolidated balance sheets of First National Corporation and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Corporation and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 29, 2017

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

December 31, 2016 and 2015

(in thousands, except share and per share data)

	2016	2015

Assets
Cash and due from banks	$10,106	$8,247
Interest-bearing deposits in banks	30,986	31,087
Securities available for sale, at fair value	94,802	105,559
Securities held to maturity, at carrying value (fair value, 2016, $52,709; 2015, $66,438)	53,398	66,519
Restricted securities, at cost	1,548	1,391
Loans held for sale	337	323
Loans, net of allowance for loan losses, 2016, $5,321, 2015, $5,524	480,746	433,475
Other real estate owned, net of valuation allowance, 2016, $0, 2015, $224	250	2,679
Premises and equipment, net	20,785	21,389
Accrued interest receivable	1,746	1,661
Bank owned life insurance	13,928	11,742
Core deposit intangibles, net	1,551	2,322
Other assets	5,817	5,927

Total assets	$716,000	$692,321

Liabilities & Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$168,076	$157,070
Savings and interest-bearing demand deposits	349,067	328,945
Time deposits	128,427	141,101

Total deposits	$645,570	$627,116
Subordinated debt	4,930	4,913
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	4,070	5,060

Total liabilities	$663,849	$646,368

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2016, 4,929,403 shares, 2015, 4,916,130 shares	6,162	6,145
Surplus	7,093	6,956
Retained earnings	39,756	34,440
Accumulated other comprehensive loss, net	(860)	(1,588)

Total shareholders’ equity	$52,151	$45,953

Total liabilities and shareholders’ equity	$716,000	$692,321

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Years Ended December 31, 2016 and 2015

(in thousands, except per share data)

	2016	2015

Interest and Dividend Income
Interest and fees on loans	$21,662	$19,138
Interest on deposits in banks	238	197
Interest and dividends on securities:
Taxable interest	2,692	2,358
Tax-exempt interest	564	395
Dividends	81	77

Total interest and dividend income	$25,237	$22,165

Interest Expense
Interest on deposits	$1,353	$1,150
Interest on federal funds purchased	3	2
Interest on subordinated debt	361	62
Interest on junior subordinated debt	259	224
Interest on other borrowings	6	3

Total interest expense	$1,982	$1,441

Net interest income	$23,255	$20,724
Recovery of loan losses	—	(100)

Net interest income after recovery of loan losses	$23,255	$20,824

Noninterest Income
Service charges on deposit accounts	$3,512	$3,042
ATM and check card fees	2,037	1,895
Wealth management fees	1,362	1,975
Fees for other customer services	581	606
Income from bank owned life insurance	425	373
Net gains (losses) on calls and sales of securities available for sale	8	(55)
Net gains on sale of loans	144	201
Bargain purchase gain	—	201
Other operating income	424	104

Total noninterest income	$8,493	$8,342

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Years Ended December 31, 2016 and 2015

(in thousands, except per share data)

	2016	2015

Noninterest Expense
Salaries and employee benefits	$12,939	$13,850
Occupancy	1,533	1,452
Equipment	1,634	1,501
Marketing	562	530
Supplies	450	783
Legal and professional fees	884	1,336
ATM and check card fees	866	781
FDIC assessment	426	384
Bank franchise tax	372	513
Telecommunications expense	451	436
Data processing expense	593	700
Postage expense	238	341
Amortization expense	771	642
Other real estate owned (income) expense, net	(120)	352
Net loss on disposal of premises and equipment	8	—
Other operating expense	1,881	1,954

Total noninterest expense	$23,488	$25,555

Income before income taxes	$8,260	$3,611

Income tax expense	2,353	956

Net income	$5,907	$2,655

Effective dividend on preferred stock	—	1,113

Net income available to common shareholders	$5,907	$1,542

Earnings per common share
Basic	$1.20	$0.31
Diluted	$1.20	$0.31

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2016 and 2015

(in thousands)

	2016	2015

Net income	$5,907	$2,655
Other comprehensive income (loss), net of tax:
Unrealized holding losses on available for sale securities, net of tax ($341) and ($50), respectively	(663)	(95)
Reclassification adjustment for (gains) losses included in net income, net of tax ($3) and $19, respectively	(5)	36
Pension liability adjustment, net of tax $719 and $13, respectively	1,396	25

Total other comprehensive income (loss)	728	(34)

Total comprehensive income	$6,635	$2,621

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Years Ended December 31, 2016 and 2015

(in thousands)

	2016	2015

Cash Flows from Operating Activities
Net income	$5,907	$2,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,356	1,231
Amortization of core deposit intangibles	771	642
Amortization of debt issuance costs	17	3
Origination of loans held for sale	(9,281)	(14,163)
Proceeds from sale of loans held for sale	9,411	14,369
Net gains on sales of loans held for sale	(144)	(201)
Recovery of loan losses	—	(100)
Net (gains) losses on calls and sales of securities available for sale	(8)	55
Provision for other real estate owned	27	230
Net gains on sale of other real estate owned	(193)	(74)
Income from bank owned life insurance	(425)	(373)
Accretion of discounts and amortization of premiums on securities, net	842	721
Accretion of premium on time deposits	(167)	(227)
Stock-based compensation	113	99
Bargain purchase gain on branch acquisition	—	(201)
Losses on disposal of premises and equipment	8	—
Deferred income tax expense	428	134
Changes in assets and liabilities:
Increase in interest receivable	(85)	(400)
Decrease in other assets	26	40
Increase in accrued expenses and other liabilities	406	161

Net cash provided by operating activities	$9,009	$4,601

Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$22,826	$17,725
Proceeds from maturities, calls, principal payments, and sales of securities held to maturity	12,821	2,341
Purchases of securities available for sale	(13,615)	(40,723)
Purchases of securities held to maturity	—	(68,995)
Net purchase of restricted securities	(157)	(25)
Purchase of premises and equipment	(1,033)	(1,999)
Proceeds from sale of premises and equipment	23	—
Proceeds from sale of other real estate owned	2,882	717
Purchase of bank owned life insurance	(2,011)	(12)
Proceeds from cash value of bank owned life insurance	250	—
Net increase in loans	(47,308)	(63,346)
Acquisition of branches, net cash paid	—	179,501

Net cash (used in) provided by investing activities	$(25,322)	$25,184

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Years Ended December 31, 2016 and 2015

(in thousands)

	2016	2015

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$31,128	$17,514
Net decrease in time deposits	(12,507)	(21,311)
Decrease in federal funds purchased	—	(52)
Net decrease in other borrowings	—	(26)
Proceeds from subordinated debt, net of issuance costs	—	4,910
Cash dividends paid on common stock, net of reinvestment	(550)	(454)
Cash dividends paid on preferred stock	—	(1,281)
Repurchase of common stock	—	(1)
Redemption of preferred stock	—	(14,595)

Net cash provided by (used in) financing activities	$18,071	$(15,296)

Increase in cash and cash equivalents	$1,758	$14,489

Cash and Cash Equivalents
Beginning	39,334	24,845

Ending	$41,092	$39,334

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,172	$1,685

Income taxes	$1,974	$929

Supplemental Disclosures of Noncash Transactions
Unrealized losses on securities available for sale	$(1,012)	$(90)

Change in pension liability	$2,115	$38

Transfer from loans to other real estate owned	$37	$1,664

Transfer from premises and equipment to other real estate owned	$250	$—

Issuance of common stock, dividend reinvestment plan	$41	$37

Transactions Related to Acquisition
Assets acquired	$—	$193,638
Liabilities assumed	—	186,819

Net assets acquired	$—	$6,819

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2016 and 2015

(in thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2014	$14,595	$6,131	$6,835	$33,557	$(1,554)	$59,564
Net income	—	—	—	2,655	—	2,655
Other comprehensive loss	—	—	—	—	(34)	(34)
Cash dividends on common stock ($0.10 per share)	—	—	—	(491)	—	(491)
Stock-based compensation	—	—	99	—	—	99
Issuance of 4,109 shares common stock, dividend reinvestment plan	—	5	32	—	—	37
Issuance of 7,582 shares common stock, stock incentive plan	—	9	(9)	—	—	—
Repurchase of 138 shares common stock, stock incentive plan	—	—	(1)	—	—	(1)
Cash dividends on preferred stock	—	—	—	(1,281)	—	(1,281)
Redemption of preferred stock	(14,595)	—	—	—	—	(14,595)

Balance, December 31, 2015	$—	$6,145	$6,956	$34,440	$(1,588)	$45,953

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2015	$—	$6,145	$6,956	$34,440	$(1,588)	$45,953
Net income	—	—	—	5,907	—	5,907
Other comprehensive income	—	—	—	—	728	728
Cash dividends on common stock ($0.12 per share)	—	—	—	(591)	—	(591)
Stock-based compensation	—	—	113	—	—	113
Issuance of 3,949 shares common stock, dividend reinvestment plan	—	5	36	—	—	41
Issuance of 9,324 shares common stock, stock incentive plan	—	12	(12)	—	—	—

Balance, December 31, 2016	$—	$6,162	$7,093	$39,756	$(860)	$52,151

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of other real estate owned, valuation of core deposit intangibles, pension obligations and other-than-temporary impairment of securities.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the Shenandoah Valley and central regions of Virginia. The types of lending that the Company engages in are included in Note 3. The Company has a concentration of credit risk in commercial real estate, but does not have a significant concentration to any one customer or industry.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company has defined cash equivalents as those amounts included in the balance sheet captions “Cash and due from banks” and “Interest-bearing deposits in banks.”

Securities

Investments in debt securities with readily determinable fair values are classified as either held to maturity (HTM), available for sale (AFS) or trading based on management’s intent. Currently, all of the Company’s debt securities are classified as either AFS or HTM. Equity investments in the FHLB, the Federal Reserve Bank of Richmond and Community Bankers Bank are separately classified as restricted securities and are carried at cost. AFS securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), and HTM securities are carried at amortized cost. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains or losses on the sale of securities are recorded on the trade date using the amortized cost of the specific security sold.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either the Company (1) intends to sell the security or (2) it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-than-likely that it will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income (loss).

For equity securities carried at cost, such as restricted securities, impairment is considered to be other-than-temporary based on the Company’s ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in income.

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

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $460 thousand and $982 thousand in loans classified as TDRs as of December 31, 2016 and 2015, respectively.

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

Bank-Owned Life Insurance

The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare. The cash surrender value of these policies is included as an asset on the consolidated balance sheets, and any increase in cash surrender value is recorded as income from bank owned life insurance on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company receives a death benefit which is recorded as other income. For the year ended December 31, 2016, the Company recorded $102 thousand of death benefits received as other income under these policies. The Company did not receive any death benefits for the year ended December 31, 2015.

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

Retirement Plans

Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) and profit sharing plan expense is the amount of matching contributions and Bank discretionary matches.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There was no liability for unrecognized tax benefits recorded as of December 31, 2016 and 2015. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the consolidated statements of income.

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

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense incurred for 2016 and 2015 was $402 thousand and $400 thousand, respectively.

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are U.S. Securities and Exchange Commission (SEC) filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Public business entities that are not SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of states and political subdivisions, corporate equity securities, and corporate debt securities. Amortized costs and fair values of securities at December 31, 2016 and 2015 were as follows (in thousands):

	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$81,451	$177	$(1,457)	$80,171
Obligations of states and political subdivisions	14,654	146	(180)	14,620
Corporate equity securities	1	10	—	11

Total securities available for sale	$96,106	$333	$(1,637)	$94,802

Securities held to maturity:
U.S. agency and mortgage-backed securities	$37,269	$1	$(483)	$36,787
Obligations of states and political subdivisions	14,629	18	(211)	14,436
Corporate debt securities	1,500	—	(14)	1,486

Total securities held to maturity	$53,398	$19	$(708)	$52,709

Total securities	$149,504	$352	$(2,345)	$147,511

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$89,919	$261	$(843)	$89,337
Obligations of states and political subdivisions	15,931	333	(50)	16,214
Corporate equity securities	1	7	—	8

Total securities available for sale	$105,851	$601	$(893)	$105,559

Securities held to maturity:
U.S. agency and mortgage-backed securities	$49,662	$36	$(326)	$49,372
Obligations of states and political subdivisions	15,357	228	(19)	15,566
Corporate debt securities	1,500	—	—	1,500

Total securities held to maturity	$66,519	$264	$(345)	$66,438

Total securities	$172,370	$865	$(1,238)	$171,997

At December 31, 2016 and 2015, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Loss)	Fair Value	(Loss)	Fair Value	(Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$60,943	$(1,249)	$5,499	$(208)	$66,442	$(1,457)
Obligations of states and political subdivisions	5,130	(180)	—	—	5,130	(180)

Total securities available for sale	$66,073	$(1,429)	$5,499	$(208)	$71,572	$(1,637)

Securities held to maturity:
U.S. agency and mortgage-backed securities	$34,770	$(483)	$—	$—	$34,770	$(483)
Obligations of states and political subdivisions	12,724	(211)	—	—	12,724	(211)
Corporate debt securities	1,486	(14)	—	—	1,486	(14)

Total securities held to maturity	$48,980	$(708)	$—	$—	$48,980	$(708)

Total securities	$115,053	$(2,137)	$5,499	$(208)	$120,552	$(2,345)

	2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Loss)	Fair Value	(Loss)	Fair Value	(Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$50,185	$(464)	$13,409	$(379)	$63,594	$(843)
Obligations of states and political subdivisions	2,395	(15)	1,053	(35)	3,448	(50)

Total securities available for sale	$52,580	$(479)	$14,462	$(414)	$67,042	$(893)

Securities held to maturity:
U.S. agency and mortgage-backed securities	$32,791	$(326)	$—	$—	$32,791	$(326)
Obligations of states and political subdivisions	3,052	(19)	—	—	3,052	(19)

Total securities held to maturity	$35,843	$(345)	$—	$—	$35,843	$(345)

Total securities	$88,423	$(824)	$14,462	$(414)	$102,885	$(1,238)

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

At December 31, 2016, there were sixty-four U.S. agency and mortgage-backed securities, fifty obligations of states and political subdivisions, and one corporate debt security in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.7 years at December 31, 2016. At December 31, 2015, there were fifty-two U.S. agency and mortgage-backed securities and thirteen obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2015. The weighted-average re-pricing term of the portfolio was 4.6 years at December 31, 2015. The unrealized losses at December 31, 2016 in the U.S. agency and mortgage-backed securities portfolio, the obligations of states and political subdivisions portfolio, and the corporate debt securities portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at December 31, 2016 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$471	$473	$—	$—
Due after one year through five years	10,550	10,520	1,776	1,771
Due after five years through ten years	13,984	13,825	18,174	18,029
Due after ten years	71,100	69,973	33,448	32,909
Corporate equity securities	1	11	—	—

	$96,106	$94,802	$53,398	$52,709

Proceeds from maturities, calls, principal payments, and sales of securities available for sale during 2016 and 2015 were $22.8 million and $17.7 million, respectively. Gross gains of $22 thousand were realized on calls and sales during 2016. There were no gross gains realized on calls and sales during 2015. Gross losses of $14 thousand and $55 thousand were realized on calls and sales during 2016 and 2015, respectively.

Proceeds from maturities, calls, and principal payments, and sales of securities held to maturity during 2016 and 2015 were $12.8 million and $2.3 million. For the year ended December 31, 2016, the Company sold one security from the held to maturity portfolio. The Company recognized no gain or loss related to the sale as the carrying value of the security sold equaled the proceeds from the sale of $657 thousand. The sale of this security was in response to credit deterioration of the issuer. There were no sales of securities from the held to maturity portfolio for the year ended December 31, 2015. The Company did not realize any gross gains or gross losses on held to maturity securities during 2016 or 2015.

Securities having a fair value of $27.7 million and $26.9 million at December 31, 2016 and 2015 were pledged to secure public deposits and for other purposes required by law.

Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016, and no impairment has been recognized.

The composition of restricted securities at December 31, 2016 and 2015 was as follows (in thousands):

	2016	2015
Federal Home Loan Bank stock	$623	$466
Federal Reserve Bank stock	875	875
Community Bankers’ Bank stock	50	50

	$1,548	$1,391

Note 3. Loans

Loans at December 31, 2016 and 2015 are summarized as follows (in thousands):

	2016	2015
Real estate loans:
Construction and land development	$34,699	$33,135
Secured by 1-4 family residential	198,763	189,286
Other real estate	211,210	181,447
Commercial and industrial loans	29,981	24,048
Consumer and other loans	11,414	11,083

Total loans	$486,067	$438,999
Allowance for loan losses	(5,321)	(5,524)

Loans, net	$480,746	$433,475

Net deferred loan fees included in the above loan categories were $142 thousand at December 31, 2016 and net deferred loan costs included in the above loan categories were $54 thousand at December 31, 2015. Consumer and other loans included $264 thousand and $257 thousand of demand deposit overdrafts at December 31, 2016 and 2015, respectively.

The following tables provide a summary of loan classes and an aging of past due loans as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$40	$—	$40	$34,659	$34,699	$1,033	$—
1-4 family residential	980	170	410	1,560	197,203	198,763	413	84
Other real estate loans	321	701	—	1,022	210,188	211,210	74	—
Commercial and industrial	36	309	32	377	29,604	29,981	—	32
Consumer and other loans	19	7	—	26	11,388	11,414	—	—

Total	$1,356	$1,227	$442	$3,025	$483,042	$486,067	$1,520	$116

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$—	$—	$—	$33,135	$33,135	$1,269	$—
1-4 family residential	635	18	264	917	188,369	189,286	346	—
Other real estate loans	387	358	790	1,535	179,912	181,447	2,145	—
Commercial and industrial	—	—	92	92	23,956	24,048	94	92
Consumer and other loans	20	—	—	20	11,063	11,083	—	—

Total	$1,042	$376	$1,146	$2,564	$436,435	$438,999	$3,854	$92

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$29,416	$2,402	$2,881	$—	$34,699
Secured by 1-4 family residential	193,395	3,295	2,073	—	198,763
Other real estate loans	200,009	6,990	4,211	—	211,210
Commercial and industrial	29,456	386	139	—	29,981
Consumer and other loans	11,414	—	—	—	11,414

Total	$463,690	$13,073	$9,304	$—	$486,067

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$26,371	$2,587	$4,177	$—	$33,135
Secured by 1-4 family residential	182,595	3,376	3,315	—	189,286
Other real estate loans	165,310	9,977	6,160	—	181,447
Commercial and industrial	23,351	432	265	—	24,048
Consumer and other loans	11,083	—	—	—	11,083

Total	$408,710	$16,372	$13,917	$—	$438,999

Note 4. Allowance for Loan Losses

The following tables present, as of December 31, 2016 and 2015, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology (in thousands).

	December 31, 2016
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2015	$1,532	$939	$2,534	$306	$213	$5,524
Charge-offs	—	(83)	(165)	—	(540)	(788)
Recoveries	4	293	2	11	275	585
Provision for (recovery of) loan losses	(1,095)	(130)	771	63	391	—

Ending Balance, December 31, 2016	$441	$1,019	$3,142	$380	$339	$5,321

Ending Balance:
Individually evaluated for impairment	—	37	—	—	—	37
Collectively evaluated for impairment	441	982	3,142	380	339	5,284

Loans:
Ending Balance	34,699	198,763	211,210	29,981	11,414	486,067

Individually evaluated for impairment	1,973	1,828	984	75	—	4,860
Collectively evaluated for impairment	32,726	196,935	210,226	29,906	11,414	481,207

	December 31, 2015
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2014	$1,403	$1,204	$3,658	$310	$143	$6,718
Charge-offs	—	(142)	(1,125)	(59)	(512)	(1,838)
Recoveries	4	373	2	72	293	744
Provision for (recovery of) loan losses	125	(496)	(1)	(17)	289	(100)

Ending Balance, December 31, 2015	$1,532	$939	$2,534	$306	$213	$5,524

Ending Balance:
Individually evaluated for impairment	326	23	195	—	—	544
Collectively evaluated for impairment	1,206	916	2,339	306	213	4,980

Loans:
Ending Balance	33,135	189,286	181,447	24,048	11,083	438,999

Individually evaluated for impairment	2,544	2,044	3,023	94	—	7,705
Collectively evaluated for impairment	30,591	187,242	178,424	23,954	11,083	431,294

Impaired loans and the related allowance at December 31, 2016 and 2015, were as follows (in thousands):

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,388	$1,973	$—	$1,973	$—	$2,407	$66
Secured by 1-4 family	1,851	1,675	153	1,828	37	2,013	87
Other real estate loans	1,213	984	—	984	—	2,529	22
Commercial and industrial	93	75	—	75	—	85	1
Consumer and other loans	—	—	—	—	—	—	—

Total	$5,545	$4,707	$153	$4,860	$37	$7,034	$176

	December 31, 2015
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,741	$2,206	$338	$2,544	$326	$2,967	$60
Secured by 1-4 family	2,116	2,021	23	2,044	23	2,526	107
Other real estate loans	3,492	2,463	560	3,023	195	4,933	58
Commercial and industrial	107	94	—	94	—	118	—
Consumer and other loans	—	—	—	—	—	—	—

Total	$8,456	$6,784	$921	$7,705	$544	$10,544	$225

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table. The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on non-accrual loans.

As of December 31, 2016, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $460 thousand. At December 31, 2016, $300 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $982 thousand in TDRs at December 31, 2015, $317 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There was one loan secured by 1-4 family residential real estate classified as a TDR during the year ended December 31, 2016 because principal was forgiven as part of the loan modification. The recorded investment for this loan prior to modification totaled $138 thousand and the recorded investment after the modification totaled $88 thousand. There were no loans modified under TDRs during the year ended December 31, 2015. The following table provides further information regarding loans modified under TDRs during the year ended December 31, 2016 (dollars in thousands):

For the year ended December 31, 2016
	Number of Contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Real estate loans:
Construction	—	$—	$—
Secured by 1-4 family	1	138	88
Other real estate loans	—	—	—
Commercial and industrial	—	—	—
Consumer and other loans	—	—	—

Total	1	$138	$88

The troubled debt restructuring described above increased the allowance for loan losses by $32 thousand and resulted in a charge-off of $50 thousand during the year ended December 31, 2016.

For the years ended December 31, 2016 and 2015, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

There were no non-accrual loans excluded from impaired loan disclosure at December 31, 2016 and December 31, 2015. Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $107 thousand and $243 thousand during the years ended December 31, 2016 and 2015, respectively.

Note 5. Other Real Estate Owned

Changes in the balance for OREO are as follows (in thousands):

	2016	2015
Balance at the beginning of year, gross	$2,903	$2,263
Transfers in	287	1,664
Charge-offs	(251)	(381)
Sales proceeds	(2,882)	(717)
Gain on disposition	193	74

Balance at the end of year, gross	$250	$2,903
Less: valuation allowance	—	(224)

Balance at the end of year, net	$250	$2,679

There were no residential real estate properties included in the ending OREO balances above at December 31, 2016. The carrying amounts of residential real estate properties included in the ending OREO balances above totaled $627 thousand at December 31, 2015. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2016.

Changes in the allowance for OREO losses are as follows (in thousands):

	2016	2015
Balance at beginning of year	$224	$375
Provision for losses	27	230
Charge-offs, net	(251)	(381)

Balance at end of year	$—	$224

Net expenses applicable to OREO, other than the provision for losses, were $46 thousand and $196 thousand for the years ended December 31, 2016 and 2015, respectively.

Note 6. Premises and Equipment

Premises and equipment are summarized as follows at December 31, 2016 and 2015 (in thousands):

	2016	2015
Land	$4,796	$4,974
Buildings and leasehold improvements	18,524	19,390
Furniture and equipment	5,836	11,251
Construction in process	216	20

	$29,372	$35,635
Less accumulated depreciation	8,587	14,246

	$20,785	$21,389

Depreciation expense included in operating expenses for 2016 and 2015 was $1.4 million and $1.2 million, respectively.

Note 7. Deposits

The aggregate amount of time deposits, in denominations of $250 thousand or more, was $10.1 million and $10.6 million at December 31, 2016 and 2015, respectively.

The Bank obtains certain deposits through the efforts of third-party brokers. At December 31, 2016 and 2015, brokered deposits totaled $601 thousand and $600 thousand, respectively, and were included in time deposits on the Company’s consolidated financial statements.

At December 31, 2016, the scheduled maturities of time deposits were as follows (in thousands):

2017	$60,894
2018	24,587
2019	14,505
2020	14,678
2021	12,289
Thereafter	1,474

$128,427

Note 8. Other Borrowings

The Bank had unused lines of credit totaling $125.6 million and $128.1 million available with non-affiliated banks at December 31, 2016 and 2015, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $82.7 million at December 31, 2016. The Bank had collateral pledged on the borrowing line at December 31, 2016 and 2015 including real estate loans totaling $103.9 million and $105.1 million, respectively, and FHLB stock with a book value of $623 thousand and $466 thousand, respectively. The Bank did not have borrowings from the FHLB at December 31, 2016 and 2015.

Note 9. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note qualifies as Tier 2 capital for regulatory capital purposes and at December 31, 2016, the total amount of subordinated debt issued was included in the Company’s Tier 2 capital. Unamortized debt issuance costs related to the Note were $70 thousand and $87 thousand at December 31, 2016 and 2015, respectively.

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

Note 10. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2016 and 2015 was 3.59% and 3.13%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2016 and 2015 was 2.45% and 1.93%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the junior subordinated debt may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total junior subordinated debt. The portion of the junior subordinated debt not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2016 and December 31, 2015, the total amount of junior subordinated debt issued by the Trusts was included in the Company’s Tier 1 capital.

Note 11. Income Taxes

The Company is subject to U.S. federal and Virginia income tax as well as bank franchise tax in the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2013.

Net deferred tax assets consisted of the following components at December 31, 2016 and 2015 (in thousands):

	2016	2015
Deferred Tax Assets
Allowance for loan losses	$1,809	$1,878
Allowance for other real estate owned	—	76
Unfunded pension liability	—	719
Gain on other real estate owned	—	672
Securities available for sale	447	102
Accrued pension	689	568
Core deposit intangible	371	179
Unvested stock-based compensation	19	11
Limited partnership investments	17	—
Loan origination fees, net	48	—

	$3,400	$4,205

Deferred Tax Liabilities
Depreciation	$708	$693
Discount accretion	2	2
Loan origination costs, net	—	18

	$710	$713

Net deferred tax assets	$2,690	$3,492

The income tax expense for the years ended December 31, 2016 and 2015 consisted of the following (in thousands):

	2016	2015

Current tax expense	$1,925	$822
Deferred tax expense	428	134

	$2,353	$956

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2016 and 2015, due to the following (in thousands):

	2016	2015
Computed tax expense at statutory federal rate	$2,808	$1,227
Decrease in income taxes resulting from:
Tax-exempt interest and dividend income	(254)	(201)
Other	(201)	(70)

	$2,353	$956

Note 12. Funds Restrictions and Reserve Balance

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. At December 31, 2016, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent company, without prior regulatory approval, totaled $1.9 million. The amount of unrestricted funds is determined by subtracting the total dividend payments of the Bank from the Bank’s net income for that year, combined with the Bank’s retained net income for the preceding two years. Beginning on January 1, 2017, the Bank could not transfer funds to the Company without prior approval from regulatory authorities under current supervisory practices.

The Bank must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2016 and 2015, the aggregate amounts of daily average required balances were approximately $6.0 million and $5.6 million, respectively.

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

On September 14, 2016, the defined benefit pension plan was amended to be terminated and the amendment has been submitted to the Internal Revenue Service and the Pension Benefit Guarantee Corporation for approval. Under the amendment, benefit accruals ceased as of November 30, 2016. Although an application for termination approval is in process, the date of possible Internal Revenue Service approval is unknown and there can be no assurance of when the plan will be terminated. The funding status of the plan upon termination is not expected to be significantly different from the funded status disclosed in the table below. The benefit obligation is not expected to change at termination and the fair value of assets at termination is not expected to change significantly at termination as the assets are expected to remain in the cash and equivalents category through the termination date.

The following tables provide a reconciliation of the changes in the plan benefit obligation and the fair value of assets for the periods ended December 31, 2016 and 2015 (in thousands).

	2016	2015
Change in Benefit Obligation
Benefit obligation, beginning of year	$8,107	$7,729
Service cost	410	446
Interest cost	331	302
Actuarial loss (gain)	245	(271)
Benefits paid	(695)	(99)
Gain due to curtailment	(2,621)	—

Benefit obligation, end of year	$5,777	$8,107

Changes in Plan Assets
Fair value of plan assets, beginning of year	$4,264	$4,368
Actual return on plan assets	124	(5)
Benefits paid	(695)	(99)

Fair value of assets, end of year	$3,693	$4,264

Funded Status, end of year	$(2,084)	$(3,843)

Amount Recognized in Other Liabilities	$(2,084)	$(3,843)

	2016	2015
Amounts Recognized in Accumulated Other Comprehensive Loss, net of tax
Net loss	$—	$2,115
Deferred income tax benefit	—	(719)

Amount recognized	$—	$1,396

Weighted Average Assumptions Used to Determine Benefit Obligation
Discount rate used for disclosure
First five years	1.47%	4.25%
Five years to twenty years	3.34%	4.25%
After twenty years	4.30%	4.25%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%

Components of Net Periodic Benefit Cost
Service cost	$410	$446
Interest cost	331	302
Expected return on plan assets	(297)	(314)
Recognized net gain due to curtailment	(173)	—
Recognized net actuarial loss	84	86

Net periodic benefit cost	$355	$520

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net gain	$(2,115)	$(38)

Total recognized in other comprehensive income (loss)	$(2,115)	$(38)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income (Loss)	$(1,760)	$482

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	4.25%	4.00%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%

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

The pension plan’s weighted-average asset allocations at the end of the plan year for 2016 and 2015, by asset category were as follows:

	2016	2015

Asset Category
Mutual funds - fixed income	—	40%
Mutual funds - equity	—	60%
Cash and equivalents	100%	—

Total	100%	100%

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

The following tables set forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2016 and 2015 (in thousands):

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3

Cash and equivalents	$3,693	$3,693	$—	$—

Total	$3,693	$3,693	$—	$—

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3

Fixed income funds	$1,720	$1,720	$—	$—
Equity funds	2,544	2,544	—	—

Total	$4,264	$4,264	$—	$—

The Company did not make a cash contribution during the years ended December 31, 2016 and 2015. The Company expects to make a contribution of $2.1 million upon termination. The accumulated benefit obligation for the defined benefit pension plan was $5.8 million and $5.6 million at December 31, 2016 and 2015, respectively.

Estimated future benefit payments, which reflect expected future service, as appropriate, were as follows at December 31, 2016 (in thousands):

2017	$369
2018	5,408
2019	—
2020	—
2021	—
Years 2022-2026	—

401(k) Plan

The Company maintains a 401(k) plan for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution based on years of service to participants who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2016 and 2015, expense attributable to the Plan amounted to $482 thousand and $451 thousand, respectively.

Employee Stock Ownership Plan

On January 1, 2000, the Company established an employee stock ownership plan. The ESOP provides an opportunity for the Company to award shares of First National Corporation stock to employees at its discretion. Employees are eligible to participate in the ESOP effective immediately upon beginning service with the Company. Participants become 100% vested after two years of credited service. The Board of Directors may make discretionary contributions, within certain limitations prescribed by federal tax regulations. There was no compensation expense for the ESOP for the years ended December 31, 2016 and 2015. Shares of the Company held by the ESOP at December 31, 2016 and 2015 were 247,283 and 208,168, respectively.

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

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2016 and 2015 (dollars in thousands, except per share data):

	2016	2015
(Numerator):
Net income	$5,907	$2,655
Effective dividend on preferred stock	—	1,113

Net income available to common shareholders	$5,907	$1,542

(Denominator):
Weighted average shares outstanding – basic	4,924,636	4,910,608
Potentially dilutive common shares – restricted stock units	3,548	2,566

Weighted average shares outstanding – diluted	4,928,184	4,913,174

Income per common share
Basic	$1.20	$0.31
Diluted	$1.20	$0.31

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

At December 31, 2016 and 2015, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2016	2015

Commitments to extend credit and unfunded commitments under lines of credit	$71,421	$61,115
Stand-by letters of credit	8,983	7,732

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

At December 31, 2016, the Bank had $10.1 million in locked-rate commitments to originate mortgage loans and $337 thousand in loans held for sale. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2016 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $17 thousand.

Note 16. Transactions with Related Parties

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. In management’s opinion, these transactions were made on substantially the same terms as those prevailing for other customers.

At December 31, 2016 and 2015, these loans totaled $148 thousand and $593 thousand, respectively. During 2016, total principal additions were $165 thousand and total principal payments were $17 thousand. Adjustments to related party loan balances during 2016 due to transition of related parties totaled approximately $593 thousand.

Deposits from related parties held by the Bank at December 31, 2016 and 2015 amounted to $5.6 million and $7.5 million, respectively.

Note 17. Lease Commitments

The Company was obligated under noncancelable leases for banking premises. Total rental expense for operating leases for 2016 and 2015 was $90 thousand and $112 thousand, respectively. Minimum rental commitments under noncancelable leases with terms in excess of one year as of December 31, 2016 were as follows (in thousands):

Operating Leases
2017	$87
2018	65
2019	23
2020	5
2021 and thereafter	—

$180

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

The Company issued 3,949 and 4,109 common shares to the DRIP during the years ended December 31, 2016 and 2015, respectively.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands).

		Fair Value Measurements at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale
U.S. agency and mortgage-backed securities	$80,171	$—	$80,171	$—
Obligations of states and political subdivisions	14,620	—	14,620	—
Corporate equity securities	11	11	—	—

	$94,802	$11	$94,791	$—

		Fair Value Measurements at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale
U.S. agency and mortgage-backed securities	$89,337	$—	$89,337	$—
Obligations of states and political subdivisions	16,214	—	16,214	—
Corporate equity securities	8	8	—	—

	$105,559	$8	$105,551	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2016 and 2015.

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015 (dollars in thousands).

		Fair Value Measurements at December 31, 2016
Description.	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans, net	$116	$—	$—	$116
Other real estate owned, net	250	—	—	250

		Fair Value Measurements at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans, net	$377	$—	$—	$377
Other real estate owned, net	2,679	—	—	2,679

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted- Average)

Impaired loans, net	$116	Property appraisals	Selling cost	10%

Other real estate owned, net	$250	Property appraisals	Selling cost	0%

The amount disclosed as fair value of other real estate owned at December 31, 2016 represents the carrying value of the property. Since the appraised value of the property, net of selling costs, exceeded the Company’s carrying value on the date the property was transferred from premises and equipment to other real estate owned, the Company did not adjust the carrying value for selling costs.

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2016 and 2015, fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2016 and 2015 are as follows (in thousands):

	Fair Value Measurements at December 31, 2016 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$41,092	$41,092	$—	$—	$41,092
Securities available for sale	94,802	11	94,791	—	94,802
Securities held to maturity	53,398	—	51,223	1,486	52,709
Restricted securities	1,548	—	1,548	—	1,548
Loans held for sale	337	—	337	—	337
Loans, net	480,746	—	—	481,475	481,475
Bank owned life insurance	13,928	—	13,928	—	13,928
Accrued interest receivable	1,746	—	1,746	—	1,746

Financial Liabilities
Deposits	$645,570	$—	$517,143	$127,179	$644,322
Subordinated debt	4,930	—	—	4,715	4,715
Junior subordinated debt	9,279	—	—	9,075	9,075
Accrued interest payable	95	—	95	—	95

	Fair Value Measurements at December 31, 2015 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$39,334	$39,334	$—	$—	$39,334
Securities available for sale	105,559	8	105,551	—	105,559
Securities held to maturity	66,519	—	64,938	1,500	66,438
Restricted securities	1,391	—	1,391	—	1,391
Loans held for sale	323	—	323	—	323
Loans, net	433,475	—	—	438,392	438,392
Bank owned life insurance	11,742	—	11,742	—	11,742
Accrued interest receivable	1,661	—	1,661	—	1,661

Financial Liabilities
Deposits	$627,116	$—	$486,015	$140,306	$626,321
Subordinated debt	4,913	—	—	4,913	4,913
Junior subordinated debt	9,279	—	—	8,141	8,141
Accrued interest payable	117	—	117	—	117

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

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015, with full compliance of all the requirements being phased in over a multi-year schedule, and becoming fully phased in by January 1, 2019. As part of the new requirements, the common equity Tier 1 capital ratio is calculated and utilized in the assessment of capital for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer is being phased-in over four years, which began on January 1, 2016.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2016 and December 31, 2015, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2016, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at December 31, 2016 and December 31, 2015 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016:
Total Capital (to Risk-Weighted Assets)	$65,590	13.47%	$38,951	8.00%	$48,689	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$60,269	12.38%	$29,213	6.00%	$38,951	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$60,269	12.38%	$21,910	4.50%	$31,648	6.50%
Tier 1 Capital (to Average Assets)	$60,269	8.48%	$28,432	4.00%	$35,540	5.00%

December 31, 2015:
Total Capital (to Risk-Weighted Assets)	$61,513	13.86%	$35,497	8.00%	$44,372	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$55,989	12.62%	$26,623	6.00%	$35,497	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$55,989	12.62%	$19,967	4.50%	$28,842	6.50%
Tier 1 Capital (to Average Assets)	$55,989	8.12%	$27,571	4.00%	$34,464	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. The buffer began applying to the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%. Accordingly, at December 31, 2016, the Bank was required to maintain a capital conservation buffer of 0.625%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of December 31, 2016, the capital conservation buffer of the Bank was 5.47%.

Note 21. Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss were as follows (in thousands):

	Net Unrealized Losses on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss

Balance at December 31, 2014	$(133)	$(1,421)	$(1,554)
Unrealized holding losses (net of tax, ($50))	(95)	—	(95)
Reclassification adjustment (net of tax, ($19))	36	—	36
Pension liability adjustment (net of tax, $13)	—	25	25

Change during period	(59)	25	(34)

Balance at December 31, 2015	$(192)	$(1,396)	$(1,588)
Unrealized holding losses (net of tax, ($341))	(663)	—	(663)
Reclassification adjustment (net of tax, ($3))	(5)	—	(5)
Pension liability adjustment (net of tax, $719)	—	1,396	1,396

Change during period	(668)	1,396	728

Balance at December 31, 2016	$(860)	$—	$(860)

The following table presents information related to reclassifications from accumulated other comprehensive income (loss) for the years ended December 31, 2016 and 2015 (in thousands):

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	For the year ended December 31,
	2016	2015
Securities available for sale:
Net securities (gains) losses reclassified into earnings	$(8)	$55	Net gains (losses) on calls and sales of securities available for sale
Related income tax expense (benefit)	3	(19)	Income tax expense

Total reclassifications	$(5)	$36	Net of tax

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

During 2016, the Company granted and issued 2,100 shares of common stock to members of the Board of Directors for their dedicated service and support. Compensation expense related to stock awards totaled $25 thousand and $28 thousand for the years ended December 31, 2016 and 2015, respectively.

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

In 2016, 9,130 restricted stock units were granted to employees, with 3,047 units vesting immediately and 6,083 units subject to a two year vesting schedule with one half of the units vesting each year on the grant date anniversary. The recipient does not have any stockholder rights, including voting, dividend or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipient becomes the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	2016
	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2016	8,353	$9.00
Granted	9,130	8.80
Vested	(7,224)	8.92
Forfeited	—	—

Balance at December 31, 2016	10,259	$8.88

At December 31, 2016, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $34 thousand. This expense is expected to be recognized through 2018. Compensation expense related to restricted stock unit awards recognized for the years ended December 31, 2016 and 2015 totaled $88 thousand and $71 thousand, respectively. As of December 31, 2016, the Company does not expect the forfeiture of any unvested restricted stock units.

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

Note 25. Parent Company Only Financial Statements

FIRST NATIONAL CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2016 and 2015

(in thousands)

	2016	2015
Assets
Cash	$5,690	$4,412
Investment in subsidiaries, at cost, plus undistributed net income	60,344	55,334
Other assets	335	408

Total assets	$66,369	$60,154

Liabilities and Shareholders’ Equity

Subordinated debt	$4,930	$4,913
Junior subordinated debt	9,279	9,279
Other liabilities	9	9

Total liabilities	$14,218	$14,201

Preferred stock	$—	$—
Common stock	6,162	6,145
Surplus	7,093	6,956
Retained earnings	39,756	34,440
Accumulated other comprehensive loss, net	(860)	(1,588)

Total shareholders’ equity	$52,151	$45,953

Total liabilities and shareholders’ equity	$66,369	$60,154

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Income

Years Ended December 31, 2016 and 2015

(in thousands)

	2016	2015

Income
Dividends from subsidiary	$2,325	$13,500

Total income	$2,325	$13,500

Expense
Interest expense	$620	$286
Supplies	2	17
Legal and professional fees	104	78
Data processing	61	60
Management fee-subsidiary	258	250
Other expense	17	21

Total expense	$1,062	$712

Income before allocated tax benefits and undistributed income of subsidiary	$1,263	$12,788

Allocated income tax benefit	361	242

Income before equity in undistributed income of subsidiary	$1,624	$13,030

Equity in undistributed (distributed) income of subsidiary	4,283	(10,375)

Net income	$5,907	$2,655

Effective dividend on preferred stock	—	1,113

Net income available to common shareholders	$5,907	$1,542

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2016 and 2015

(in thousands)

	2016	2015

Cash Flows from Operating Activities
Net income	$5,907	$2,655
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiary	(4,283)	10,375
Amortization of debt issuance costs	17	3
Decrease in other assets	74	279
Increase in other liabilities	—	1

Net cash provided by operating activities	$1,715	$13,313

Cash Flows from Financing Activities
Proceeds from subordinated debt, net of issuance costs	$—	$4,910
Cash dividends paid on common stock, net of reinvestment	(550)	(454)
Cash dividends paid on preferred stock	—	(1,281)
Net proceeds from issuance of common stock	113	99
Repurchase of common stock	—	(1)
Redemption of preferred stock	—	(14,595)

Net cash used in financing activities	$(437)	$(11,322)

Increase in cash and cash equivalents	$1,278	$1,991

Cash and Cash Equivalents
Beginning	4,412	2,421

Ending	$5,690	$4,412

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2016 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Management’s Report on the Effectiveness of Internal Controls over Financial Reporting.”

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

Information required by this Item is set forth under the headings “Election of Directors – Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” “Committees” and “Director Selection Process” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders (the Proxy Statement), which information is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	The response to this portion of Item 15 is included in Item 8 above.

	(2)	The response to this portion of Item 15 is included in Item 8 above.

	(3)	The following documents are attached hereto or incorporated herein by reference to Exhibits:

		2.1	Purchase and Assumption Agreement, dated as of November 18, 2014, between Bank of America, National Association and First Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2014).

		3.1	Amended and Restated Articles of Incorporation, as amended and restated on March 3, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008).

		3.2	Articles of Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

		3.3	By-laws of First National Corporation (as restated in electronic format as of May 11, 2015), attached as Exhibit 3.1 to the Current Report on Form 8-K filed May 15, 2015 and incorporated by reference herein.

		4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

		4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

		4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

		10.1	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

		10.2	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

		10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

		10.4	Amendment to Employment Agreement between the Company and Dennis A. Dysart and M. Shane Bell (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2008).

		10.5	Amendment to Employment Agreement between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2008).

		10.8	Employment Agreement between the Company and Scott C. Harvard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2014).

		10.9	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2013).

	10.10	2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed February 11, 2015).

	10.11	Form of Restricted Stock Unit (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2015).

	10.12	Subordinated Loan Agreement, dated October 30, 2015, between First National Corporation and Community Funding CLO, Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2015).

	14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).

	21.1	Subsidiaries of the Company.

	23.1	Consent of Yount, Hyde & Barbour, P.C.

	31.1	Certification of Chief Executive Officer, Section 302 Certification.

	31.2	Certification of Chief Financial Officer, Section 302 Certification.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

	101	The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

Item 16.	Form 10-K Summary

Not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:	/s/ Scott C. Harvard

President and Chief Executive Officer
(on behalf of the registrant and as principal executive officer)

Date:	March 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott C. Harvard	Date:	March 29, 2017
President & Chief Executive Officer Director
(principal executive officer)

/s/ M. Shane Bell	Date:	March 29, 2017
Executive Vice President & Chief Financial Officer
(principal financial officer and principal accounting officer)

/s/ Elizabeth H. Cottrell	Date:	March 29, 2017
Chairman of the Board of Directors

/s/ Gerald F. Smith, Jr.	Date:	March 29, 2017
Vice Chairman of the Board of Directors

/s/ Emily Marlow Beck	Date:	March 29, 2017
Director

/s/ Boyce E. Brannock	Date:	March 29, 2017
Director

/s/ Dr. Miles K. Davis	Date:	March 29, 2017
Director

/s/ Christopher E. French	Date:	March 29, 2017
Director

/s/ W. Michael Funk	Date:	March 29, 2017
Director

/s/ James R. Wilkins, III	Date:	March 29, 2017
Director

EXHIBIT INDEX

Number	Document

2.1	Purchase and Assumption Agreement, dated as of November 18, 2014, between Bank of America, National Association and First Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2014).

3.1	Amended and Restated Articles of Incorporation, as amended and restated on March 3, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2008).

3.2	Articles of Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

3.3	By-laws of First National Corporation (as restated in electronic format as of May 11, 2015), attached as Exhibit 3.1 to the Current Report on Form 8-K filed May 15, 2015 and incorporated by reference herein.

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994).

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.1	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Dennis A. Dysart (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.2	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and M. Shane Bell (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.3	Amended and Restated Employment Agreement, dated as of June 1, 2007, between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2007).

10.4	Amendment to Employment Agreement between the Company and Dennis A. Dysart and M. Shane Bell (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2008).

10.5	Amendment to Employment Agreement between the Company and Marshall J. Beverley, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2008).

10.8	Employment Agreement between the Company and Scott C. Harvard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2014).

10.9	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2013).

10.10	2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed February 11, 2015).

10.11	Form of Restricted Stock Unit (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2015).

10.12	Subordinated Loan Agreement, dated October 30, 2015, between First National Corporation and Community Funding CLO, Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2015).

14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.