Form 10-Q
period 2017-03-31
FIRST NATIONAL CORP /VA/
filed 2017-05-12
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2017, 4,940,766 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) March 31, 2017	December 31, 2016*
Assets
Cash and due from banks	$10,593	$10,106
Interest-bearing deposits in banks	35,246	30,986
Securities available for sale, at fair value	91,907	94,802
Securities held to maturity, at amortized cost (fair value, 2017, $51,608; 2016, $52,709)	51,999	53,398
Restricted securities, at cost	1,570	1,548
Loans held for sale	—	337
Loans, net of allowance for loan losses, 2017, $5,451; 2016, $5,321	492,319	480,746
Other real estate owned, net of valuation allowance, 2017, $0; 2016, $0	250	250
Premises and equipment, net	20,709	20,785
Accrued interest receivable	1,753	1,746
Bank owned life insurance	14,013	13,928
Core deposit intangibles, net	1,382	1,551
Other assets	5,555	5,817

Total assets	$727,296	$716,000

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$173,963	$168,076
Savings and interest-bearing demand deposits	353,958	349,067
Time deposits	126,848	128,427

Total deposits	$654,769	$645,570
Subordinated debt	4,934	4,930
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	4,336	4,070

Total liabilities	$673,318	$663,849

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2017, 4,940,766 shares; 2016, 4,929,403 shares	6,176	6,162
Surplus	7,155	7,093
Retained earnings	41,126	39,756
Accumulated other comprehensive loss, net	(479)	(860)

Total shareholders’ equity	$53,978	$52,151

Total liabilities and shareholders’ equity	$727,296	$716,000

*	Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Three months ended March 31, 2017 and 2016

(in thousands, except per share data)

	(unaudited) March 31, 2017	(unaudited) March 31, 2016
Interest and Dividend Income
Interest and fees on loans	$5,646	$5,236
Interest on deposits in banks	61	48
Interest and dividends on securities:
Taxable interest	662	741
Tax-exempt interest	143	147
Dividends	20	19

Total interest and dividend income	$6,532	$6,191

Interest Expense
Interest on deposits	$383	$333
Interest on federal funds purchased	—	3
Interest on subordinated debt	89	90
Interest on junior subordinated debt	68	61
Interest on other borrowings	—	5

Total interest expense	$540	$492

Net interest income	$5,992	$5,699
Provision for loan losses	—	—

Net interest income after provision for loan losses	$5,992	$5,699

Noninterest Income
Service charges on deposit accounts	$755	$780
ATM and check card fees	501	488
Wealth management fees	347	336
Fees for other customer services	140	147
Income from bank owned life insurance	85	86
Net gains on calls and sales of securities available for sale	—	6
Net gains on sale of loans	33	21
Other operating income	80	79

Total noninterest income	$1,941	$1,943

Noninterest Expense
Salaries and employee benefits	$3,242	$3,444
Occupancy	367	424
Equipment	408	432
Marketing	136	107
Supplies	91	101
Legal and professional fees	197	311
ATM and check card fees	162	205
FDIC assessment	79	122
Bank franchise tax	104	103
Telecommunications expense	110	114
Data processing expense	150	128
Postage expense	61	69
Amortization expense	169	207
Other real estate owned expense (income), net	2	(72)
Other operating expense	473	422

Total noninterest expense	$5,751	$6,117

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Three months ended March 31, 2017 and 2016

(in thousands, except per share data)

	(unaudited) March 31, 2017	(unaudited) March 31, 2016

Income before income taxes	$2,182	$1,525
Income tax expense	639	426

Net income	$1,543	$1,099

Earnings per common share
Basic	$0.31	$0.22
Diluted	$0.31	$0.22

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2017 and 2016

(in thousands)

	(unaudited) March 31, 2017	(unaudited) March 31, 2016

Net income	$1,543	$1,099
Other comprehensive income, net of tax,
Unrealized holding gains on available for sale securities, net of tax $196 and $387, respectively	381	749
Reclassification adjustment for gains included in net income, net of tax $0 and ($2), respectively	—	(4)

Total other comprehensive income	381	745

Total comprehensive income	$1,924	$1,844

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Three months ended March 31, 2017 and 2016

(in thousands)

	(unaudited) March 31, 2017	(unaudited) March 31, 2016

Cash Flows from Operating Activities
Net income	$1,543	$1,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	351	334
Amortization of core deposit intangibles	169	207
Amortization of debt issuance costs	4	4
Origination of loans held for sale	(1,428)	(1,506)
Proceeds from sale of loans held for sale	1,798	1,327
Net gains on sales of loans held for sale	(33)	(21)
Net gains on calls and sales of securities available for sale	—	(6)
Net gains on sale of other real estate owned	—	(94)
Income from bank owned life insurance	(85)	(86)
Accretion of discounts and amortization of premiums on securities, net	156	219
Accretion of premium on time deposits	(29)	(51)
Stock-based compensation	64	40
Excess tax benefits on stock-based compensation	(14)	—
Deferred income tax benefit	(102)	(76)
Changes in assets and liabilities:
Increase in interest receivable	(7)	(80)
Decrease (increase) in other assets	168	(45)
Increase in accrued expenses and other liabilities	280	688

Net cash provided by operating activities	$2,835	$1,953

Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$3,370	$7,531
Proceeds from maturities, calls, and principal payments of securities held to maturity	1,345	1,481
Net purchase of restricted securities	(22)	(157)
Purchase of premises and equipment	(275)	(311)
Proceeds from sale of other real estate owned	—	698
Purchase of bank owned life insurance	—	(2,000)
Net increase in loans	(11,573)	(15,118)

Net cash used in investing activities	$(7,155)	$(7,876)

Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$10,778	$10,367
Net decrease in time deposits	(1,550)	(4,314)
Cash dividends paid on common stock, net of reinvestment	(161)	(137)

Net cash provided by financing activities	$9,067	$5,916

Increase (decrease) in cash and cash equivalents	$4,747	$(7)

Cash and Cash Equivalents
Beginning	$41,092	$39,334

Ending	$45,839	$39,327

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Three months ended March 31, 2017 and 2016

(in thousands)

	(unaudited) March 31, 2017	(unaudited) March 31, 2016

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$576	$550

Income Taxes	$—	$271

Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains on securities available for sale	$577	$1,130

Transfer from loans to other real estate owned	$—	$37

Issuance of common stock, dividend reinvestment plan	$12	$11

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2017 and 2016

(in thousands, except share and per share data)

(unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2015	$—	$6,145	$6,956	$34,440	$(1,588)	$45,953
Net income	—	—	—	1,099	—	1,099
Other comprehensive income	—	—	—	—	745	745
Cash dividends on common stock ($0.03 per share)	—	—	—	(148)	—	(148)
Stock-based compensation	—	—	40	—	—	40
Issuance of 1,185 shares common stock, dividend reinvestment plan	—	2	9	—	—	11
Issuance of 7,224 shares common stock, stock incentive plan	—	9	(9)	—	—	—

Balance, March 31, 2016	$—	$6,156	$6,996	$35,391	$(843)	$47,700

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2016	$—	$6,162	$7,093	$39,756	$(860)	$52,151
Net income	—	—	—	1,543	—	1,543
Other comprehensive income	—	—	—	—	381	381
Cash dividends on common stock ($0.035 per share)	—	—	—	(173)	—	(173)
Stock-based compensation	—	—	64	—	—	64
Issuance of 827 shares common stock, dividend reinvestment plan	—	1	11	—	—	12
Issuance of 10,536 shares common stock, stock incentive plan	—	13	(13)	—	—	—

Balance, March 31, 2017	$—	$6,176	$7,155	$41,126	$(479)	$53,978

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2017 and December 31, 2016, the statements of income and comprehensive income for the three months ended March 31, 2017 and 2016 and the cash flows and changes in shareholders’ equity for the three months ended March 31, 2017 and 2016. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Change in Accounting Principle

On January 1, 2017, the Company adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this ASU eliminated the concept of additional paid-in capital pools for share-based awards and require that the related excess tax benefits and tax deficiencies be recognized in earnings and classified as an operating activity in the statement of cash flows. The excess tax benefit for share-based awards that vested and were exercised during the three months ended March 31, 2017 was $14 thousand. The guidance also allows entities to make a one-time policy election to account for forfeitures when they occur, which the Company has elected to do. Additionally, to retain equity classification, the guidance permits tax withholding up to the maximum statutory rate instead of the minimum statutory rate. Cash paid in lieu of shares for tax withholding purposes is to be classified as a financing activity in the statement of cash flows. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company does not expect the adoption of ASU 2016-02 to have a material impact on its consolidated financial statements.

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

During January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

During January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are U.S. Securities and Exchange Commission (SEC) filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

During March 2017, the FASB issued ASU 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in this ASU require an employer that offers defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 to report the service cost component of net periodic benefit cost in the same line item(s) as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. If the other components of net periodic benefit cost are not presented on a separate line or lines, the line item(s) used in the income statement must be

Notes to Consolidated Financial Statements

(unaudited)

disclosed. In addition, only the service cost component will be eligible for capitalization as part of an asset, when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.

During March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company does not expect the adoption of ASU 2017-08 to have a material impact on its consolidated financial statements.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities, and corporate debt securities. Amortized costs and fair values of securities at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$78,026	$186	$(985)	$77,227
Obligations of states and political subdivisions	14,607	198	(136)	14,669
Corporate equity securities	1	10	—	11

Total securities available for sale	$92,634	$394	$(1,121)	$91,907

Securities held to maturity:
U.S. agency and mortgage-backed securities	$35,888	$20	$(351)	$35,557
Obligations of states and political subdivisions	14,611	49	(93)	14,567
Corporate debt securities	1,500	—	(16)	1,484

Total securities held to maturity	$51,999	$69	$(460)	$51,608

Total securities	$144,633	$463	$(1,581)	$143,515

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$81,451	$177	$(1,457)	$80,171
Obligations of states and political subdivisions	14,654	146	(180)	14,620
Corporate equity securities	1	10	—	11

Total securities available for sale	$96,106	$333	$(1,637)	$94,802

Securities held to maturity:
U.S. agency and mortgage-backed securities	$37,269	$1	$(483)	$36,787
Obligations of states and political subdivisions	14,629	18	(211)	14,436
Corporate debt securities	1,500	—	(14)	1,486

Total securities held to maturity	$53,398	$19	$(708)	$52,709

Total securities	$149,504	$352	$(2,345)	$147,511

Notes to Consolidated Financial Statements

(unaudited)

At March 31, 2017 and December 31, 2016, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	March 31, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$52,461	$(797)	$5,190	$(188)	$57,651	$(985)
Obligations of states and political subdivisions	3,526	(136)	—	—	3,526	(136)

Total securities available for sale	$55,987	$(933)	$5,190	$(188)	$61,177	$(1,121)

Securities held to maturity:
U.S. agency and mortgage-backed securities	$26,783	$(351)	$—	$—	$26,783	$(351)
Obligations of states and political subdivisions	8,755	(93)	—	—	8,755	(93)
Corporate debt securities	1,484	(16)	—	—	1,484	(16)

Total securities held to maturity	$37,022	$(460)	$—	$—	$37,022	$(460)

Total securities	$93,009	$(1,393)	$5,190	$(188)	$98,199	$(1,581)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$60,943	$(1,249)	$5,499	$(208)	$66,442	$(1,457)
Obligations of states and political subdivisions	5,130	(180)	—	—	5,130	(180)

Total securities available for sale	$66,073	$(1,429)	$5,499	$(208)	$71,572	$(1,637)

Securities held to maturity:
U.S. agency and mortgage-backed securities	$34,770	$(483)	$—	$—	$34,770	$(483)
Obligations of states and political subdivisions	12,724	(211)	—	—	12,724	(211)
Corporate debt securities	1,486	(14)	—	—	1,486	(14)

Total securities held to maturity	$48,980	$(708)	$—	$—	$48,980	$(708)

Total securities	$115,053	$(2,137)	$5,499	$(208)	$120,552	$(2,345)

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

At March 31, 2017, there were fifty-four out of eighty-three U.S. agency and mortgage-backed securities, thirty-three out of seventy-eight obligations of states and political subdivisions, and one corporate debt security in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.5 years at March 31, 2017. At December 31, 2016, there were sixty-four out of eighty-three U.S.

Notes to Consolidated Financial Statements

(unaudited)

agency and mortgage-backed securities, fifty out of seventy-eight obligations of states and political subdivisions, and one corporate debt security in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2016. The weighted-average re-pricing term of the portfolio was 4.7 years at December 31, 2016. The unrealized losses at March 31, 2017 in the U.S. agency and mortgage-backed securities portfolio, the obligations of states and political subdivisions portfolio, and the corporate debt securities portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at March 31, 2017 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,075	$1,077	$—	$—
Due after one year through five years	14,229	14,244	1,773	1,786
Due after five years through ten years	12,185	12,109	18,806	18,770
Due after ten years	65,144	64,466	31,420	31,052
Corporate equity securities	1	11	—	—

	$92,634	$91,907	$51,999	$51,608

Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017, and no impairment has been recognized.

The composition of restricted securities at March 31, 2017 and December 31, 2016 was as follows (in thousands):

	March 31, 2017	December 31, 2016
Federal Home Loan Bank stock	$645	$623
Federal Reserve Bank stock	875	875
Community Bankers’ Bank stock	50	50

	$1,570	$1,548

Note 3. Loans

Loans at March 31, 2017 and December 31, 2016 are summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Real estate loans:
Construction and land development	$36,024	$34,699
Secured by 1-4 family residential	205,623	198,763
Other real estate loans	216,591	211,210
Commercial and industrial loans	29,192	29,981
Consumer and other loans	10,340	11,414

Total loans	$497,770	$486,067
Allowance for loan losses	(5,451)	(5,321)

Loans, net	$492,319	$480,746

Notes to Consolidated Financial Statements

(unaudited)

Net deferred loan fees included in the above loan categories were $221 thousand and $142 thousand at March 31, 2017 and December 31, 2016, respectively. Consumer and other loans included $199 thousand and $264 thousand of demand deposit overdrafts at March 31, 2017 and December 31, 2016, respectively.

Risk characteristics of each loan portfolio class that are considered by the Company include:

•	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

•	Real estate construction and land development loans carry risks that the project may not be finished according to schedule, the project may not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure or other factors unrelated to the project.

•	Other real estate loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because repayment of these loans may be dependent upon the profitability and cash flows of the business or project.

•	Commercial and industrial loans carry risks associated with the successful operation of a business because repayment of these loans may be dependent upon the profitability and cash flows of the business. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much reliability.

•	Consumer and other loans carry risk associated with the continued creditworthiness of the borrower and the value of the collateral, i.e. rapidly depreciating assets such as automobiles, or lack thereof. Consumer loans are likely to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy, or other changes in circumstances.

The following tables provide a summary of loan classes and an aging of past due loans as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$504	$41	$—	$545	$35,479	$36,024	$1,134	$—
Secured by 1-4 family residential	678	494	149	1,321	204,302	205,623	389	33
Other real estate loans	254	538	86	878	215,713	216,591	73	86
Commercial and industrial	—	26	—	26	29,166	29,192	—	—
Consumer and other loans	40	31	—	71	10,269	10,340	—	—

Total	$1,476	$1,130	$235	$2,841	$494,929	$497,770	$1,596	$119

Notes to Consolidated Financial Statements

(unaudited)

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$40	$—	$40	$34,659	$34,699	$1,033	$—
Secured by 1-4 family residential	980	170	410	1,560	197,203	198,763	413	84
Other real estate loans	321	701	—	1,022	210,188	211,210	74	—
Commercial and industrial	36	309	32	377	29,604	29,981	—	32
Consumer and other loans	19	7	—	26	11,388	11,414	—	—

Total	$1,356	$1,227	$442	$3,025	$483,042	$486,067	$1,520	$116

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

Notes to Consolidated Financial Statements

(unaudited)

The following tables provide an analysis of the credit risk profile of each loan class as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$30,522	$2,267	$3,235	$—	$36,024
Secured by 1-4 family residential	200,347	3,319	1,957	—	205,623
Other real estate loans	205,504	6,933	4,154	—	216,591
Commercial and industrial	28,689	377	126	—	29,192
Consumer and other loans	10,340	—	—	—	10,340

Total	$475,402	$12,896	$9,472	$—	$497,770

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$29,416	$2,402	$2,881	$—	$34,699
Secured by 1-4 family residential	193,395	3,295	2,073	—	198,763
Other real estate loans	200,009	6,990	4,211	—	211,210
Commercial and industrial	29,456	386	139	—	29,981
Consumer and other loans	11,414	—	—	—	11,414

Total	$463,690	$13,073	$9,304	$—	$486,067

Note 4. Allowance for Loan Losses

The following tables present, as of March 31, 2017, December 31, 2016 and March 31, 2016, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology (in thousands):

	March 31, 2017
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2016	$441	$1,019	$3,142	$380	$339	$5,321
Charge-offs	—	—	—	—	(106)	(106)
Recoveries	1	128	47	5	55	236
Provision for (recovery of) loan losses	39	(187)	78	(10)	80	—

Ending Balance, March 31, 2017	$481	$960	$3,267	$375	$368	$5,451

Ending Balance:
Individually evaluated for impairment	—	31	—	—	—	31
Collectively evaluated for impairment	481	929	3,267	375	368	5,420

Loans:
Ending Balance	$36,024	$205,623	$216,591	$29,192	$10,340	$497,770

Individually evaluated for impairment	2,022	1,443	977	71	—	4,513
Collectively evaluated for impairment	34,002	204,180	215,614	29,121	10,340	493,257

Notes to Consolidated Financial Statements

(unaudited)

	December 31, 2016
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2015	$1,532	$939	$2,534	$306	$213	$5,524
Charge-offs	—	(83)	(165)	—	(540)	(788)
Recoveries	4	293	2	11	275	585
Provision for (recovery of) loan losses	(1,095)	(130)	771	63	391	—

Ending Balance, December 31, 2016	$441	$1,019	$3,142	$380	$339	$5,321

Ending Balance:
Individually evaluated for impairment	—	37	—	—	—	37
Collectively evaluated for impairment	441	982	3,142	380	339	5,284

Loans:
Ending Balance	$34,699	$198,763	$211,210	$29,981	$11,414	$486,067

Individually evaluated for impairment	1,973	1,828	984	75	—	4,860
Collectively evaluated for impairment	32,726	196,935	210,226	29,906	11,414	481,207

	March 31, 2016
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2015	$1,532	$939	$2,534	$306	$213	$5,524
Charge-offs	—	(2)	—	—	(118)	(120)
Recoveries	1	9	—	3	103	116
Provision for (recovery of) loan losses	(163)	38	117	(12)	20	—

Ending Balance, March 31, 2016	$1,370	$984	$2,651	$297	$218	$5,520

Ending Balance:
Individually evaluated for impairment	222	22	190	—	—	434
Collectively evaluated for impairment	1,148	962	2,461	297	218	5,086

Loans:
Ending Balance	$31,505	$196,165	$191,306	$24,215	$10,885	$454,076

Individually evaluated for impairment	2,675	2,062	2,990	89	—	7,816
Collectively evaluated for impairment	28,830	194,103	188,316	24,126	10,885	446,260

Notes to Consolidated Financial Statements

(unaudited)

Impaired loans and the related allowance at March 31, 2017, December 31, 2016 and March 31, 2016, were as follows (in thousands):

	March 31, 2017
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,455	$2,022	$—	$2,022	$—	$1,922	$13
Secured by 1-4 family	1,469	1,358	85	1,443	31	1,781	16
Other real estate loans	1,206	977	—	977	—	980	19
Commercial and industrial	89	71	—	71	—	73	1

Total	$5,219	$4,428	$85	$4,513	$31	$4,756	$49

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,388	$1,973	$—	$1,973	$—	$2,407	$66
Secured by 1-4 family	1,851	1,675	153	1,828	37	2,013	87
Other real estate loans	1,213	984	—	984	—	2,529	22
Commercial and industrial	93	75	—	75	—	85	1

Total	$5,545	$4,707	$153	$4,860	$37	$7,034	$176

	March 31, 2016
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,897	$2,253	$422	$2,675	$222	$2,593	$16
Secured by 1-4 family	2,136	2,040	22	2,062	22	2,059	24
Other real estate loans	3,549	2,436	554	2,990	190	3,069	8
Commercial and industrial	104	89	—	89	—	92	—

Total	$8,686	$6,818	$998	$7,816	$434	$7,813	$48

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

Notes to Consolidated Financial Statements

(unaudited)

As of March 31, 2017, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $454 thousand. At March 31, 2017, $296 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $460 thousand in TDRs at December 31, 2016, $300 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the three month periods ended March 31, 2017 and 2016.

For the three months ended March 31, 2017 and 2016, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

Note 5. Other Real Estate Owned (OREO)

Changes in the balance for OREO are as follows (in thousands):

	For the three months ended	For the year ended
	March 31,	December 31,
	2017	2016
Balance at the beginning of year, gross	$250	$2,903
Transfers in	—	287
Charge-offs	—	(251)
Sales proceeds	—	(2,882)
Gain on disposition	—	193

Balance at the end of period, gross	$250	$250
Less: valuation allowance	—	—

Balance at the end of period, net	$250	$250

There were no residential real estate properties included in the ending OREO balances above at March 31, 2017 and December 31, 2016. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2017.

Changes in the valuation allowance are as follows (in thousands):

	For the three months ended		For the year ended
	March 31,	March 31,	December 31,
	2017	2016	2016
Balance at beginning of year	$—	$224	$224
Provision for losses	—	—	27
Charge-offs, net	—	(70)	(251)

Balance at end of period	$—	$154	$—

Net expenses applicable to OREO, other than the provision for losses, were $2 thousand and $22 thousand for the three months ended March 31, 2017 and 2016, respectively and $46 thousand for the year ended December 31, 2016.

Notes to Consolidated Financial Statements

(unaudited)

Note 6. Other Borrowings

The Bank had unused lines of credit totaling $131.0 million and $125.6 million available with non-affiliated banks at March 31, 2017 and December 31, 2016, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $80.4 million at March 31, 2017. The Bank had collateral pledged on the borrowing line at March 31, 2017 and December 31, 2016 including real estate loans totaling $102.5 million and $103.9 million, respectively, and Federal Home Loan Bank stock with a book value of $645 thousand and $623 thousand, respectively. The Bank did not have borrowings from the FHLB at March 31, 2017 and December 31, 2016.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of March 31, 2017 and December 31, 2016, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2017, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at March 31, 2017 and December 31, 2016 with the minimum regulatory guidelines were as follows (dollars in thousands):

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017:
Total Capital (to Risk-Weighted Assets)	$67,264	13.53%	$39,769	8.00%	$49,711	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$61,813	12.43%	$29,827	6.00%	$39,769	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$61,813	12.43%	$22,370	4.50%	$32,312	6.50%
Tier 1 Capital (to Average Assets)	$61,813	8.66%	$28,539	4.00%	$35,674	5.00%

December 31, 2016:
Total Capital (to Risk-Weighted Assets)	$65,590	13.47%	$38,951	8.00%	$48,689	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$60,269	12.38%	$29,213	6.00%	$38,951	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$60,269	12.38%	$21,910	4.50%	$31,648	6.50%
Tier 1 Capital (to Average Assets)	$60,269	8.48%	$28,432	4.00%	$35,540	5.00%

Notes to Consolidated Financial Statements

(unaudited)

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. The buffer began applying to the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%. Accordingly, the Bank was required to maintain a capital conservation buffer of 1.250% and 0.625% at March 31, 2017 and December 31, 2016, respectively. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of March 31, 2017 and December 31, 2016, the capital conservation buffer of the Bank was 5.53% and 5.47%, respectively.

Note 8. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note qualifies as Tier 2 capital for regulatory capital purposes and at March 31, 2017, the total amount of subordinated debt issued was included in the Company’s Tier 2 capital. Unamortized debt issuance costs related to the Note were $66 thousand and $70 thousand at March 31, 2017 and December 31, 2016, respectively.

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

Note 9. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2017 and December 31, 2016 was 3.75% and 3.59%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2017 and December 31, 2016 was 2.60% and 2.45%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the junior subordinated debt may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total junior subordinated debt. The portion of the junior subordinated debt not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2017 and December 31, 2016, the total amount of junior subordinated debt issued by the Trusts was included in the Company’s Tier 1 capital.

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

On September 14, 2016, the defined benefit pension plan was amended to be terminated and the amendment has been submitted to the Internal Revenue Service and the Pension Benefit Guarantee Corporation for approval. Under the amendment, benefit accruals ceased as of November 30, 2016. Although an application for termination approval is in process, the date of possible Internal Revenue Service approval is unknown and there can be no assurance of when the plan will be terminated. The funding status of the plan upon termination is not expected to be significantly different from the funded status disclosed in Note 13 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The benefit obligation is not expected to change at termination and the fair value of assets at termination is not expected to change significantly at termination as the assets are expected to remain in cash and equivalents through the termination date.

Components of the net periodic benefit cost of the plan for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	For the three months ended March 31,
	2017	2016
Service cost	$—	$102
Interest cost	21	83
Expected return on plan assets	(9)	(74)
Recognized net actuarial loss	—	21

Net periodic benefit cost	$12	$132

The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016, that it expected to make a contribution of $2.1 million upon termination.

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

See Note 13 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information about the Company’s benefit plans.

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

Notes to Consolidated Financial Statements

(unaudited)

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 (dollars in thousands, except per share data):

	For the three months ended
	March 31, 2017	March 31, 2016
(Numerator):
Net income	$1,543	$1,099

(Denominator):
Weighted average shares outstanding – basic	4,935,421	4,920,315
Potentially dilutive common shares – restricted stock units	2,204	2,802

Weighted average shares outstanding – diluted	4,937,625	4,923,117

Income per common share
Basic	$0.31	$0.22
Diluted	$0.31	$0.22

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

The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands).

		Fair Value Measurements at March 31, 2017
Description	Balance as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale
U.S. agency and mortgage-backed securities	$77,227	$—	$77,227	$—
Obligations of states and political subdivisions	14,669	—	14,669	—
Corporate equity securities	11	11	—	—

	$91,907	$11	$91,896	$—

		Fair Value Measurements at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale
U.S. agency and mortgage-backed securities	$80,171	$—	$80,171	$—
Obligations of states and political subdivisions	14,620	—	14,620	—
Corporate equity securities	11	11	—	—

	$94,802	$11	$94,791	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during three months ended March 31, 2017 and the year ended December 31, 2016.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2) within the last twelve months. However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other real estate owned

Loans are transferred to other real estate owned when the collateral securing them is foreclosed on or acquired through a deed in lieu of foreclosure. The measurement of loss associated with other real estate owned is based on the appraisal documents and assessed the same way as impaired loans described above. Any fair value adjustments are recorded in the period incurred as other real estate owned expense (income) on the Consolidated Statements of Income.

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at March 31, 2017
Description	Balance as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans, net	$54	$—	$—	$54
Other real estate owned	250	—	—	250

Notes to Consolidated Financial Statements

(unaudited)

		Fair Value Measurements at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans, net	$116	$—	$—	$116
Other real estate owned	250	—	—	250

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)

Impaired loans, net	$54	Property appraisals	Selling cost	10%

Other real estate owned	$250	Property appraisals	Selling cost	0%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)

Impaired loans, net	$116	Property appraisals	Selling cost	10%

Other real estate owned	$250	Property appraisals	Selling cost	0%

The amount disclosed as fair value of other real estate owned at March 31, 2017 and December 31, 2016 represents the carrying value of the property. Since the appraised value of the property, net of selling costs, exceeded the Company’s carrying value on the date the property was transferred from premises and equipment to other real estate owned, the Company did not adjust the carrying value for selling costs.

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

Notes to Consolidated Financial Statements

(unaudited)

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2017 and December 31, 2016, fair value of loan commitments and standby letters of credit was immaterial.

Notes to Consolidated Financial Statements

(unaudited)

The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	Fair Value Measurements at March 31, 2017 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$45,839	$45,839	$—	$—	$45,839
Securities available for sale	91,907	11	91,896	—	91,907
Securities held to maturity	51,999	—	50,124	1,484	51,608
Restricted securities	1,570	—	1,570	—	1,570
Loans, net	492,319	—	—	492,578	492,578
Bank owned life insurance	14,013	—	14,013	—	14,013
Accrued interest receivable	1,753	—	1,753	—	1,753

Financial Liabilities
Deposits	$654,769	$—	$527,921	$125,608	$653,529
Subordinated debt	4,934	—	—	4,709	4,709
Junior subordinated debt	9,279	—	—	9,175	9,175
Accrued interest payable	88	—	88	—	88

	Fair Value Measurements at December 31, 2016 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value

Financial Assets
Cash and short-term investments	$41,092	$41,092	$—	$—	$41,092
Securities available for sale	94,802	11	94,791	—	94,802
Securities held to maturity	53,398	—	51,223	1,486	52,709
Restricted securities	1,548	—	1,548	—	1,548
Loans held for sale	337	—	337	—	337
Loans, net	480,746	—	—	481,475	481,475
Bank owned life insurance	13,928	—	13,928	—	13,928
Accrued interest receivable	1,746	—	1,746	—	1,746

Financial Liabilities
Deposits	$645,570	$—	$517,143	$127,179	$644,322
Subordinated debt	4,930	—	—	4,715	4,715
Junior subordinated debt	9,279	—	—	9,075	9,075
Accrued interest payable	95	—	95	—	95

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

During the first quarter of 2017, the Company granted and issued 2,000 shares of common stock to the Chief Executive Officer for his individual performance and dedicated service to the Company. Compensation expense related to stock awards totaled $30 thousand for the three months ended March 31, 2017. The Company did not have compensation expense related to stock awards for the three months ended March 31, 2016.

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

In the first quarter of 2017, 3,939 restricted stock units were granted to employees, with 1,317 units vesting immediately and 2,622 units subject to a two year vesting schedule with one half of the units vesting each year on the grant date anniversary. The recipient does not have any stockholder rights, including voting, dividend or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipient becomes the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	March 31, 2017
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	10,259	$8.88
Granted	3,939	15.20
Vested	(8,536)	9.89
Forfeited	—	—

Unvested, end of period	5,662	$11.76

Notes to Consolidated Financial Statements

(unaudited)

At March 31, 2017, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $60 thousand. This expense is expected to be recognized through 2019. Compensation expense related to restricted stock unit awards recognized for the three months ended March 31, 2017 and 2016 totaled $34 thousand and $40 thousand, respectively. As of March 31, 2017, the Company does not expect the forfeiture of any unvested restricted stock units.

Note 14. Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss were as follows (in thousands):

	Net Unrealized Gains on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss

Balance at December 31, 2015	$(192)	$(1,396)	$(1,588)
Unrealized holding gains (net of tax, $387)	749	—	749
Reclassification adjustment (net of tax, ($2))	(4)	—	(4)

Change during period	745	—	745

Balance at March 31, 2016	$553	$(1,396)	$(843)

Balance at December 31, 2016	$(860)	$—	$(860)
Unrealized holding gains (net of tax, $196)	381	—	381

Change during period	381	—	381

Balance at March 31, 2017	$(479)	$—	$(479)

The following tables present information related to reclassifications from accumulated other comprehensive loss for the three month periods ended March 31, 2017 and 2016 (in thousands).

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	For the three months ended March 31
	2017	2016
Securities available for sale:
Net securities gains reclassified into earnings	$—	$(6)	Net gains on calls and sales of securities available for sale
Related income tax expense	—	2	Income tax expense

Total reclassifications	$—	$(4)	Net of tax

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	conditions in the financial markets and economic conditions may adversely affect the Company’s business;

•	the inability of the Company to successfully manage its growth or implement its growth strategy;

•	difficulties in combining the operations of acquired bank branches or entities with the Company’s own operations;

•	the Company’s inability to successfully obtain the expected benefits of the acquisition of bank branches or entities;

•	intense competition from other businesses both in making loans and attracting deposits;

•	consumers may increasingly decide not to use the Company to complete their financial transactions;

•	limited availability of financing or inability to raise capital;

•	exposure to operational, technological, and organizational risk;

•	reliance on other companies to provide key components of their business infrastructure;

•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;

•	operational functions of business counterparties over which the Company may have limited or no control may experience disruptions;

•	nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition;

•	allowance for loan losses may prove to be insufficient to absorb losses in the loan portfolio;

•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;

•	legislative or regulatory changes or actions, or significant litigation;

•	the limited trading market for the Company’s common stock; it may be difficult to sell shares;

•	unexpected loss of management personnel;

•	losses that could arise from breaches in cyber-security and theft of customer account information;

•	increases in FDIC insurance premiums could adversely affect the Company’s profitability;

•	the ability to retain customers and secondary funding sources if the Company’s reputation would become damaged;

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Company’s customers’ ability to repay loans; and

•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2016.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at March 31, 2017 and statements of income of the Company for the three month periods ended March 31, 2017 and 2016 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2016. The statements of income for the three month period ended March 31, 2017 may not be indicative of the results to be achieved for the year.

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

The Bank’s products and services are delivered through its mobile banking platform, its website, www.fbvirginia.com, a network of ATMs located throughout its market area, two loan production offices, a customer service center in a retirement village, and 14 bank branch office locations located throughout the Shenandoah Valley and central regions of Virginia. The branch offices are comprised of 13 full service retail banking offices and one drive-thru express banking office. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2016.

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

Primary expense categories are salaries and employee benefits, which comprised 56% of noninterest expenses for the three month period ended March 31, 2017, followed by occupancy and equipment expense, which comprised 13% of noninterest expenses. Historically, the provision for loan losses has also been a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses.

Financial Performance

Net income increased by $444 thousand to $1.5 million, or $0.31 per basic and diluted share, for the three months ended March 31, 2017, compared to $1.1 million, or $0.22 per basic and diluted share, for the same period in 2016. Return on average assets was 0.88% and return on average equity was 11.78% for the first quarter of 2017, compared to 0.64% and 9.39%, respectively, for the same period in 2016.

The $444 thousand increase in net income for the three month period ended March 31, 2017 resulted primarily from a $293 thousand, or 5%, increase in net interest income and a $366 thousand, or 6%, decrease in noninterest expenses, compared to the same period of 2016. These improvements were partially offset by a $213 thousand increase in income tax expense. Noninterest income totaled $1.9 million for the first quarter and was relatively unchanged from the same period in the prior year.

Net interest income increased from a higher net interest margin and from higher average earning asset balances. Average earning asset balances increased 4%, and the net interest margin increased 2%, or 7 basis points, to 3.70% for the first quarter of 2017, compared to 3.63% for the same period in 2016. Noninterest expense decreased primarily from lower salaries and employee benefits expense and legal and professional fees. A provision for loan losses was not recorded during the first quarter of 2017 or 2016. For a more detailed discussion of the provision for loan losses, see “Provision for Loan Losses” below.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding OREO (expense)/income and amortization of intangibles, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding securities gains. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	For the three months ended
	March 31, 2017	March 31, 2016

Noninterest expense	$5,751	$6,117
Add/(Subtract): other real estate owned (expense)/income, net	(2)	72
Subtract: amortization of intangibles	(169)	(207)

	$5,580	$5,982

Tax-equivalent net interest income	$6,085	$5,800
Noninterest income	1,941	1,943
Subtract: securities gains, net	—	(6)

	$8,026	$7,737

Efficiency ratio	69.52%	77.32%

This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for both 2017 and 2016 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands).

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	For the three months ended
	March 31,	March 31,
	2017	2016

GAAP measures:
Interest income – loans	$5,646	$5,236
Interest income – investments and other	886	955
Interest expense – deposits	(383)	(333)
Interest expense – other borrowings	—	(5)
Interest expense – subordinated debt	(89)	(90)
Interest expense – junior subordinated debt	(68)	(61)
Interest expense – federal funds purchased	—	(3)

Total net interest income	$5,992	$5,699

Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$19	$25
Tax benefit realized on non-taxable interest income – municipal securities	74	76

Total tax benefit realized on non-taxable interest income	$93	$101

Total tax-equivalent net interest income	$6,085	$5,800

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

Core Deposit Intangibles

Acquired intangible assets (such as core deposit intangibles) are recognized separately from goodwill if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over its useful life. The Company amortizes intangible assets arising from branch transactions over their useful life. Core deposit intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At March 31, 2017, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $95.9 million.

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

Net Interest Income

Net interest income increased $293 thousand, or 5%, to $6.0 million for the quarter ended March 31, 2017, compared to $5.7 million for the first quarter of 2016. The increase resulted from a higher net interest margin and higher average earning asset balances. Average earning asset balances increased 4%, and the net interest margin increased 2%, or 7 basis points, to 3.70% for the quarter ended March 31, 2017, compared to 3.63% for the same period in 2016. The 7 basis point increase in the net interest margin resulted from a 10 basis point increase in the yield on total earning assets, which was partially offset by a 2 basis point increase in interest expense as a percent of average earning assets.

The higher yield on earning assets was primarily attributable to the change in the composition of earning assets, as average loan balances increased to 74% of average earning assets for the quarter ended March 31, 2017, compared to 69% of average earning assets for the same period in 2016. Average securities balances decreased to 22% of average earning assets, down from 26% comparing the same periods. The change in the earning asset composition had a favorable impact on the total earning asset yield as loan rates were greater than yields earned on securities. The increase in interest expense as a percent of average earning assets was primarily attributable to higher interest rates paid on interest-bearing deposits.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	For the three months ended
	March 31, 2017			March 31, 2016
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$121,563	$662	2.21%	$142,932	$741	2.09%
Tax-exempt (1)	24,602	217	3.58%	25,143	223	3.56%
Restricted	1,550	20	5.39%	1,581	19	4.73%

Total securities	$147,715	$899	2.47%	$169,656	$983	2.33%
Loans: (2)
Taxable	$485,523	$5,609	4.69%	$439,532	$5,187	4.75%
Tax-exempt (1)	5,333	56	4.25%	6,913	74	4.33%

Total loans	$490,856	$5,665	4.68%	$446,445	$5,261	4.74%
Federal funds sold	—	—	—	1	—	0.65%
Interest-bearing deposits with other institutions	28,613	61	0.86%	27,256	48	0.72%

Total earning assets	$667,184	$6,625	4.03%	$643,358	$6,292	3.93%
Less: allowance for loan losses	(5,370)			(5,524)
Total non-earning assets	52,900			55,949

Total assets	$714,714			$693,783

Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$157,713	$149	0.38%	$145,518	$84	0.23%
Regular savings	128,796	26	0.08%	124,035	26	0.08%
Money market accounts	61,773	30	0.20%	58,445	24	0.16%
Time deposits:
$100,000 and over	44,782	84	0.76%	48,514	108	0.90%
Under $100,000	82,464	93	0.46%	90,427	90	0.40%
Brokered	617	1	0.86%	600	1	0.45%

Total interest-bearing deposits	$476,145	$383	0.33%	$467,539	$333	0.29%
Federal funds purchased	1	—	0.79%	1,343	3	1.03%
Subordinated debt	4,932	89	7.29%	4,915	90	7.33%
Junior subordinated debt	9,279	68	2.99%	9,279	61	2.66%
Other borrowings	—	—	—	4,231	5	0.47%

Total interest-bearing liabilities	$490,357	$540	0.45%	$487,307	$492	0.41%
Non-interest bearing liabilities
Demand deposits	167,147			153,773
Other liabilities	4,078			5,637

Total liabilities	$661,582			$646,717
Shareholders’ equity	53,132			47,066

Total liabilities and Shareholders’ equity	$714,714			$693,783

Net interest income		$6,085			$5,800

Interest rate spread			3.58%			3.52%
Cost of funds			0.33%			0.31%
Interest expense as a percent of average earning assets			0.33%			0.31%
Net interest margin			3.70%			3.63%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $93 thousand and $101 thousand for the three months ended March 31, 2017 and 2016, respectively.
(2)	Loans placed on a non-accrual status are reflected in the balances.

Provision for Loan Losses

The Bank did not record a provision for loan losses during the first quarter of 2017 or 2016, which resulted in a total allowance for loan losses of $5.5 million, or 1.10% of total loans, at March 31, 2017. This compared to an allowance for loan losses of $5.5 million, or 1.22% of total loans, at the end of the same quarter in 2016 and 1.09% of total loans at December 31, 2016.

An increase in the general reserve component of the allowance for loan losses was offset by net recoveries experienced during the first quarter of 2017 on loans charged off in prior periods. Net recoveries totaled $130 thousand for the first quarter of 2017 compared to $4 thousand of net charge-offs for the same period in 2016. As a result, the Bank did not record a provision for loan losses for the quarter ended March 31, 2017. The increase in the general reserve resulted primarily from the impact of $11.7 million of loan growth during the quarter. The impact of loan growth on the general reserve was partially offset by improvements in the historical loss rate of the loan portfolio and qualitative adjustment factors. Improvements in qualitative adjustment factors resulted from improving asset quality in the 1-4 Family Residential, Other Real Estate, and Commercial and Industrial loan classes, as evidenced by lower substandard and past due loan amounts included in these respective classes. There was not a significant change in the specific reserve component of the allowance for loan losses during the first quarter of 2017.

Although total loans increased by $15.1 million during the first quarter of 2016, no provision for loan loss was required as the specific reserve requirement of the allowance for loan losses decreased as a result of improvements in collateral positions of impaired loans in the specific allocation. The decrease in the specific reserve component of the allowance for loan losses was offset by the increase in the general reserve component during the quarter. The increase in the general reserve component was primarily attributable to the effect of loan growth.

Noninterest Income

Noninterest income totaled $1.9 million for the quarter ended March 31, 2017, and was relatively unchanged from the same period in 2016. There were no significant changes in the noninterest income revenue categories when comparing the periods.

Noninterest Expense

Noninterest expense decreased $366 thousand, or 6%, to $5.8 million for the quarter ended March 31, 2017, compared to $6.1 million for the same period in 2016. The decrease in noninterest expense was primarily attributable to a $202 thousand decrease in salaries and employee benefits, a $114 thousand decrease in legal and professional fees, and a $57 thousand decrease in occupancy expenses, when comparing the periods.

Salaries and employee benefits decreased $202 thousand primarily from lower salaries and wage expense, insurance expense, and retirement plan expense, which decreased $84 thousand, $79 thousand, and $39 thousand, respectively. Salaries and wage expense decreased primarily from a reduction in the number of employees, which was related to the Company’s efforts to operate more efficiently. Insurance expense decreased as a result of fewer employees and lower health insurance premiums. Retirement plan costs decreased as a result of fewer employees and changes to employee retirement plans. Changes to retirement plans included an amendment to the defined benefit pension plan and the Company’s intention to terminate the plan, which decreased pension expense. The decrease in pension expense was partially offset by an increase in the amount of employer contributions to the Company’s 401(k) defined contribution plan.

Legal and professional fees decreased $114 thousand primarily from consulting expenses that were incurred from an efficiency initiative that occurred during the first quarter of 2016. The decrease in occupancy expense resulted from lower repairs and maintenance expense when comparing the periods.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three month periods ended March 31, 2017 and 2016. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Financial Condition

General

Total assets increased by $11.3 million to $727.3 million at March 31, 2017 compared to $716.0 million at December 31, 2016. The increase was primarily attributable to an $11.6 million increase in net loans and a $4.3 million increase in interest-bearing deposits in banks, when comparing the periods. The increases in net loans and interest-bearing deposits in banks were partially offset by a $4.3 million decrease in securities since December 31, 2016.

Total deposits increased by $9.2 million to $654.8 million at March 31, 2017 compared to $645.6 million at December 31, 2016. Noninterest-bearing demand deposits and savings and interest-bearing deposits increased $5.9 million and $4.9 million, respectively, when comparing the periods. These increases were partially offset by a $1.6 million decrease in time deposits since December 31, 2016.

Loans

Loans, net of the allowance for loan losses, increased $11.6 million, or 2% to $492.3 million at March 31, 2017, compared to $480.7 million at December 31, 2016. Growth of the loan portfolio was led by residential real estate loans with balances that increased $6.9 million during the first three months of 2017, followed by other real estate loans with balances that increased by $5.4 million.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $119 thousand at March 31, 2017, compared to $116 thousand at December 31, 2016. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $4.5 million and $4.9 million at March 31, 2017 and December 31, 2016, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $454 thousand and $460 thousand in loans classified as TDRs as of March 31, 2017 and December 31, 2016, respectively.

Asset Quality

Management classifies non-performing assets as non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank’s OREO totaled $250 thousand at March 31, 2017 and December 31, 2016. There was not a valuation allowance for other real estate owned at March 31, 2017 or December 31, 2016.

Non-performing assets were $1.8 million at March 31, 2017 and December 31, 2016, representing 0.25% of total assets for the periods. Non-performing assets included $1.6 million in non-accrual loans and $250 thousand in OREO at March 31, 2017. This compares to $1.5 million in non-accrual loans and $250 thousand in OREO, net of the valuation allowance at December 31, 2016.

The levels of non-performing assets at March 31, 2017 and December 31, 2016 were primarily attributable to business customers involved in construction and land development that have not been able to meet their debt requirements because they have not fully recovered from the recent recession. At March 31, 2017, 61% of non-performing assets related to construction and land development loans, 21% related to residential real estate loans, 14% related to properties originally used for branch operations which are no longer used for that purpose, and 4% related to commercial real estate loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $7.9 million and $8.1 million at March 31, 2017 and December 31, 2016, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing totaled $119 thousand at March 31, 2017, which was comprised of three loans expected to pay all principal and interest amounts contractually due to the Bank. There were $116 thousand of loans greater than 90 days past due and still accruing at December 31, 2016.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $5.5 million at March 31, 2017 and $5.3 million at December 31, 2016, representing 1.10% and 1.09% of total loans, respectively. For further discussion regarding the increase in the allowance for loan losses, see “Provision for Loan Losses” above.

Recoveries of loan losses of $187 thousand and $10 thousand were experienced in the 1-4 Family Residential and Commercial and Industrial loan classes, respectively, during the three month period ended March 31, 2017. The recovery of loan losses in the 1-4 Family Residential loan class resulted from net recoveries of loans charged-off in prior periods and improvements in the historical loss rate and qualitative adjustment factors. The recovery of loan losses in the Commercial and Industrial loan class resulted from improvements in the historical loss rate and qualitative adjustment factors. Improvements in qualitative adjustment factors for the 1-4 Family Residential and Commercial and Industrial loan classes resulted from improving asset quality. These recoveries were offset by provision for loan losses experienced in the Construction and Land Development, Other Real Estate, and Consumer and Other loan classes. The provision for loan losses in these loan classes resulted primarily from increases in the general reserve requirement due to growth in the loan portfolio.

Impaired loans totaled $4.5 million and $4.9 million at March 31, 2017 and December 31, 2016, respectively. The related allowance for loan losses provided for these loans totaled $31 thousand and $37 thousand at March 31, 2017 and December 31, 2016, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2017 and the year ended December 31, 2016 was $4.8 million and $7.0 million, respectively. Included in the impaired loans total are loans classified as TDRs totaling $454 thousand and $460 thousand at March 31, 2017 and December 31, 2016, respectively. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of March 31, 2017, $296 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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

Securities at March 31, 2017 totaled $145.5 million, a decrease of $4.3 million or 3% from $149.7 million at December 31, 2016. The investment portfolio decreased during the first quarter of 2017 as loan growth was partially funded by cash flow received from the securities portfolio. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities, corporate debt securities, and restricted securities. As of March 31, 2017, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $394 thousand and $333 thousand at March 31, 2017 and December 31, 2016, respectively. Gross unrealized losses in the available for sale portfolio totaled $1.1 million and $1.6 million at March 31, 2017 and December 31, 2016, respectively. Gross unrealized gains in the held to maturity portfolio totaled $69 thousand and $19 thousand at March 31, 2017 and December 31, 2016, respectively. Gross unrealized losses in the held to maturity portfolio totaled $460 thousand and $708 thousand at March 31, 2017 and December 31, 2016, respectively. Investments in an unrealized loss position were considered temporarily impaired at March 31, 2017 and December 31, 2016. The change in the unrealized gains and losses of investment securities from December 31, 2016 to March 31, 2017 was related to changes in market interest rates and was not related to credit concerns of the issuers.

Deposits

At March 31, 2017, deposits totaled $654.8 million, an increase of $9.2 million, from $645.6 million at December 31, 2016. There was not a significant change in the deposit mix when comparing the periods. At March 31, 2017, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 27%, 54%, and 19% of total deposits, respectively, compared to 26%, 54%, and 20% at December 31, 2016.

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

At March 31, 2017, cash, interest-bearing and noninterest-bearing deposits with banks, securities and loans maturing within one year totaled $111.5 million. At March 31, 2017, 13% or $64.5 million of the loan portfolio matures within one year. Non-deposit sources of available funds totaled $131.0 million at March 31, 2017, which included $80.4 million available from Federal Home Loan Bank of Atlanta (FHLB), $42.0 million of unsecured federal funds lines of credit with other correspondent banks and $8.6 million available through the Federal Reserve Discount Window.

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

The rules included new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank under the final rules were as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6% (increased from 4%); a total capital ratio of 8% (unchanged from previous rules); and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer is being phased-in over four years, which began on January 1, 2016, as follows: the maximum buffer was 0.625% of risk-weighted assets for 2016, is 1.25% for 2017, and will be 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of March 31, 2017 and December 31, 2016, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at March 31, 2017:

First Bank
Total capital to risk-weighted assets	13.53%
Tier 1 capital to risk-weighted assets	12.43%
Common equity Tier 1 capital to risk-weighted assets	12.43%
Tier 1 capital to average assets	8.66%
Capital conservation buffer ratio(1)	5.53%

(1)	Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Commitments to extend credit, which amounted to $78.3 million at March 31, 2017, and $71.4 million at December 31, 2016, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2017 and December 31, 2016, the Bank had $10.9 million and $9.0 million in outstanding standby letters of credit, respectively.

At March 31, 2017, the Bank had $6.7 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A.	Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are attached hereto as Exhibits:

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	May 12, 2017
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	May 12, 2017
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.