Form 10-Q
period 2017-06-30
FIRST NATIONAL CORP /VA/
filed 2017-08-11
CIK 719402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 11, 2017, 4,944,332 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST NATIONAL CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited) June 30, 2017	December 31, 2016*
Assets
Cash and due from banks	$9,801	$10,106
Interest-bearing deposits in banks	40,937	30,986
Securities available for sale, at fair value	89,741	94,802
Securities held to maturity, at amortized cost (fair value, 2017, $51,001; 2016, $52,709)	50,824	53,398
Restricted securities, at cost	1,570	1,548
Loans held for sale	999	337
Loans, net of allowance for loan losses, 2017, $5,444; 2016, $5,321	498,389	480,746
Other real estate owned, net of valuation allowance, 2017, $0; 2016, $0	250	250
Premises and equipment, net	20,501	20,785
Accrued interest receivable	1,728	1,746
Bank owned life insurance	14,115	13,928
Core deposit intangibles, net	1,222	1,551
Other assets	5,580	5,817
Total assets	$735,657	$716,000

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$176,780	$168,076
Savings and interest-bearing demand deposits	362,128	349,067
Time deposits	122,920	128,427
Total deposits	$661,828	$645,570
Subordinated debt	4,939	4,930
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	3,644	4,070
Total liabilities	$679,690	$663,849
Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2017, 4,941,604 shares; 2016, 4,929,403 shares	6,177	6,162
Surplus	7,177	7,093
Retained earnings	42,709	39,756
Accumulated other comprehensive loss, net	(96)	(860)
Total shareholders’ equity	$55,967	$52,151
Total liabilities and shareholders’ equity	$735,657	$716,000
*Derived from audited consolidated financial statements.
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest and Dividend Income
Interest and fees on loans	$5,933	$5,370	$11,579	$10,606
Interest on deposits in banks	86	62	147	110
Interest and dividends on securities:
Taxable interest	634	683	1,296	1,424
Tax-exempt interest	145	142	288	289
Dividends	21	21	41	40
Total interest and dividend income	$6,819	$6,278	$13,351	$12,469
Interest Expense
Interest on deposits	$405	$329	$788	$662
Interest on federal funds purchased	—	—	—	3
Interest on subordinated debt	89	89	178	179
Interest on junior subordinated debt	76	64	144	125
Interest on other borrowings	—	—	—	5
Total interest expense	$570	$482	$1,110	$974
Net interest income	$6,249	$5,796	$12,241	$11,495
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	$6,249	$5,796	$12,241	$11,495
Noninterest Income
Service charges on deposit accounts	$735	$914	$1,490	$1,694
ATM and check card fees	527	515	1,028	1,003
Wealth management fees	355	334	702	670
Fees for other customer services	137	137	277	284
Income from bank owned life insurance	102	107	187	193
Net gains on calls and sales of securities available for sale	13	—	13	6
Net gains on sale of loans	34	31	67	52
Other operating income	75	74	155	153
Total noninterest income	$1,978	$2,112	$3,919	$4,055
Noninterest Expense
Salaries and employee benefits	$3,122	$3,415	$6,364	$6,859
Occupancy	348	365	715	789
Equipment	400	394	808	826
Marketing	136	120	272	227
Supplies	105	103	196	204
Legal and professional fees	245	156	442	467
ATM and check card fees	229	221	391	426
FDIC assessment	77	126	156	248
Bank franchise tax	110	90	214	193
Telecommunications expense	108	115	218	229
Data processing expense	152	146	302	274
Postage expense	74	57	135	126
Amortization expense	160	198	329	405
Other real estate owned expense (income), net	4	(49)	6	(121)
Other operating expense	435	426	908	848
Total noninterest expense	$5,705	$5,883	$11,456	$12,000
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Continued)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Income before income taxes	$2,522	$2,025	$4,704	$3,550
Income tax expense	766	592	1,405	1,018
Net income	$1,756	$1,433	$3,299	$2,532
Earnings per common share
Basic	$0.36	$0.29	$0.67	$0.51
Diluted	$0.36	$0.29	$0.67	$0.51
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$1,756	$1,433	$3,299	$2,532
Other comprehensive income, net of tax,
Unrealized holding gains on available for sale securities, net of tax $201 and $126 for the three months and $397 and $515 for the six months ended June 30, 2017 and 2016, respectively	392	247	773	996
Reclassification adjustment for gains included in net income, net of tax ($4) and $0 for the three months and ($4) and ($2) for the six months ended June 30, 2017 and 2016, respectively	(9)	—	(9)	(4)
Total other comprehensive income	383	247	764	992
Total comprehensive income	$2,139	$1,680	$4,063	$3,524
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2017 and 2016
(in thousands)

	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities
Net income	$3,299	$2,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	697	669
Amortization of core deposit intangibles	329	405
Amortization of debt issuance costs	9	8
Origination of loans held for sale	(4,582)	(5,106)
Proceeds from sale of loans held for sale	3,987	3,662
Net gains on sales of loans held for sale	(67)	(52)
Net gains on calls and sales of securities available for sale	(13)	(6)
Provision for other real estate owned	—	27
Net gains on sale of other real estate owned	—	(191)
Income from bank owned life insurance	(187)	(193)
Accretion of discounts and amortization of premiums on securities, net	313	437
Accretion of premium on time deposits	(56)	(94)
Stock-based compensation	76	56
Excess tax benefits on stock-based compensation	(14)	—
Deferred income tax (benefit) expense	(157)	349
Changes in assets and liabilities:
Decrease in interest receivable	18	49
Decrease (increase) in other assets	1	(440)
(Decrease) increase in accrued expenses and other liabilities	(412)	74
Net cash provided by operating activities	$3,241	$2,186
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$7,103	$12,217
Proceeds from maturities, calls, principal payments, and sales of securities held to maturity	2,468	8,966
Purchases of securities available for sale	(1,079)	—
Net purchase of restricted securities	(22)	(667)
Purchase of premises and equipment	(413)	(406)
Proceeds from sale of other real estate owned	—	2,438
Purchase of bank owned life insurance	—	(2,000)
Net increase in loans	(17,643)	(26,374)
Net cash used in investing activities	$(9,586)	$(5,826)
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
Six Months Ended June 30, 2017 and 2016
(in thousands)

	June 30, 2017	June 30, 2016
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$21,765	$10,852
Net decrease in time deposits	(5,451)	(7,528)
Net increase in other borrowings	—	12,000
Cash dividends paid on common stock, net of reinvestment	(323)	(275)
Net cash provided by financing activities	$15,991	$15,049
Increase in cash and cash equivalents	$9,646	$11,409
Cash and Cash Equivalents
Beginning	$41,092	$39,334
Ending	$50,738	$50,743
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,174	$1,088
Income Taxes	$1,736	$1,276
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains on securities available for sale	$1,157	$1,505
Transfer from loans to other real estate owned	$—	$37
Issuance of common stock, dividend reinvestment plan	$23	$21
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Six Months Ended June 30, 2017 and 2016
(in thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2015	$—	$6,145	$6,956	$34,440	$(1,588)	$45,953
Net income	—	—	—	2,532	—	2,532
Other comprehensive income	—	—	—	—	992	992
Cash dividends on common stock ($0.06 per share)	—	—	—	(296)	—	(296)
Stock-based compensation	—	—	56	—	—	56
Issuance of 2,245 shares common stock, dividend reinvestment plan	—	3	18	—	—	21
Issuance of 7,224 shares common stock, stock incentive plan	—	9	(9)	—	—	—
Balance, June 30, 2016	$—	$6,157	$7,021	$36,676	$(596)	$49,258

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2016	$—	$6,162	$7,093	$39,756	$(860)	$52,151
Net income	—	—	—	3,299	—	3,299
Other comprehensive income	—	—	—	—	764	764
Cash dividends on common stock ($0.07 per share)	—	—	—	(346)	—	(346)
Stock-based compensation	—	—	76	—	—	76
Issuance of 1,665 shares common stock, dividend reinvestment plan	—	2	21	—	—	23
Issuance of 10,536 shares common stock, stock incentive plan	—	13	(13)	—	—	—
Balance, June 30, 2017	$—	$6,177	$7,177	$42,709	$(96)	$55,967
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2017 and December 31, 2016, the statements of income and comprehensive income for the three and six months ended June 30, 2017 and 2016 and the cash flows and changes in shareholders’ equity for the six months ended June 30, 2017 and 2016. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.

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

During March 2017, the FASB issued ASU No. 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in this ASU require an employer that offers defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 to report the service cost component of net periodic benefit cost in the same line item(s) as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. If the other components of net periodic benefit cost are not presented on a separate line or lines, the line item(s) used in the income statement must be disclosed. In addition, only the service cost component will be eligible for capitalization as part of an asset, when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.
During March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the

Notes to Consolidated Financial Statements (Unaudited)

beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company does not expect the adoption of ASU 2017-08 to have a material impact on its consolidated financial statements.

During May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its consolidated financial statements.
Note 2. Securities
The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities, and corporate debt securities. Amortized costs and fair values of securities at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$74,574	$298	$(644)	$74,228
Obligations of states and political subdivisions	15,313	241	(53)	15,501
Corporate equity securities	1	11	—	12
Total securities available for sale	$89,888	$550	$(697)	$89,741
Securities held to maturity:
U.S. agency and mortgage-backed securities	$34,730	$93	$(200)	$34,623
Obligations of states and political subdivisions	14,594	294	—	14,888
Corporate debt securities	1,500	—	(10)	1,490
Total securities held to maturity	$50,824	$387	$(210)	$51,001
Total securities	$140,712	$937	$(907)	$140,742

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$81,451	$177	$(1,457)	$80,171
Obligations of states and political subdivisions	14,654	146	(180)	14,620
Corporate equity securities	1	10	—	11
Total securities available for sale	$96,106	$333	$(1,637)	$94,802
Securities held to maturity:
U.S. agency and mortgage-backed securities	$37,269	$1	$(483)	$36,787
Obligations of states and political subdivisions	14,629	18	(211)	14,436
Corporate debt securities	1,500	—	(14)	1,486
Total securities held to maturity	$53,398	$19	$(708)	$52,709
Total securities	$149,504	$352	$(2,345)	$147,511

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2017 and December 31, 2016, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	June 30, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$42,325	$(493)	$4,964	$(151)	$47,289	$(644)
Obligations of states and political subdivisions	2,569	(53)	—	—	2,569	(53)
Total securities available for sale	$44,894	$(546)	$4,964	$(151)	$49,858	$(697)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$17,961	$(200)	$—	$—	$17,961	$(200)
Corporate debt securities	1,490	(10)	—	—	1,490	(10)
Total securities held to maturity	$19,451	$(210)	$—	$—	$19,451	$(210)
Total securities	$64,345	$(756)	$4,964	$(151)	$69,309	$(907)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$60,943	$(1,249)	$5,499	$(208)	$66,442	$(1,457)
Obligations of states and political subdivisions	5,130	(180)	—	—	5,130	(180)
Total securities available for sale	$66,073	$(1,429)	$5,499	$(208)	$71,572	$(1,637)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$34,770	$(483)	$—	$—	$34,770	$(483)
Obligations of states and political subdivisions	12,724	(211)	—	—	12,724	(211)
Corporate debt securities	1,486	(14)	—	—	1,486	(14)
Total securities held to maturity	$48,980	$(708)	$—	$—	$48,980	$(708)
Total securities	$115,053	$(2,137)	$5,499	$(208)	$120,552	$(2,345)
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
At June 30, 2017, there were forty-two out of eighty-three U.S. agency and mortgage-backed securities, seven out of eighty-one obligations of states and political subdivisions, and one corporate debt security in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.2 years at June 30, 2017. At December 31, 2016, there were sixty-four out of eighty-three U.S. agency and

Notes to Consolidated Financial Statements (Unaudited)

mortgage-backed securities, fifty of seventy-eight obligations of states and political subdivisions, and one corporate debt security in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2016. The weighted-average re-pricing term of the portfolio was 4.7 years at December 31, 2016. The unrealized losses at June 30, 2017 in the U.S. agency and mortgage-backed securities portfolio, the obligations of states and political subdivisions portfolio, and the corporate debt securities portfolio were related to changes in market interest rates and not credit concerns of the issuers.

For the three and six months ended June 30, 2016, the Company sold one security from the held to maturity portfolio. The Company recognized no gain or loss related to the sale as the carrying value of the security sold equaled the proceeds from the sale of $657 thousand. The sale of this security was in response to credit deterioration of the issuer. There were no sales of securities from the held to maturity portfolio for the three and six month periods ended June 30, 2017.
The amortized cost and fair value of securities at June 30, 2017 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,959	$1,981	$—	$—
Due after one year through five years	14,050	14,136	6,195	6,257
Due after five years through ten years	11,412	11,404	14,343	14,549
Due after ten years	62,466	62,208	30,286	30,195
Corporate equity securities	1	12	—	—
	$89,888	$89,741	$50,824	$51,001
Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017, and no impairment has been recognized.
The composition of restricted securities at June 30, 2017 and December 31, 2016 was as follows (in thousands):

	June 30, 2017	December 31, 2016
Federal Home Loan Bank stock	$645	$623
Federal Reserve Bank stock	875	875
Community Bankers’ Bank stock	50	50
	$1,570	$1,548

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans
Loans at June 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Real estate loans:
Construction and land development	$36,783	$34,699
Secured by 1-4 family residential	205,114	198,763
Other real estate loans	215,742	211,210
Commercial and industrial loans	31,201	29,981
Consumer and other loans	14,993	11,414
Total loans	$503,833	$486,067
Allowance for loan losses	(5,444)	(5,321)
Loans, net	$498,389	$480,746

Net deferred loan fees included in the above loan categories were $232 thousand and $142 thousand at June 30, 2017 and December 31, 2016, respectively. Consumer and other loans included $245 thousand and $264 thousand of demand deposit overdrafts at June 30, 2017 and December 31, 2016, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$157	$—	$157	$36,626	$36,783	$730	$—
Secured by 1-4 family residential	231	272	609	1,112	204,002	205,114	724	151
Other real estate loans	365	251	459	1,075	214,667	215,742	459	—
Commercial and industrial	29	23	—	52	31,149	31,201	—	—
Consumer and other loans	41	—	—	41	14,952	14,993	—	—
Total	$666	$703	$1,068	$2,437	$501,396	$503,833	$1,913	$151

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$40	$—	$40	$34,659	$34,699	$1,033	$—
Secured by 1-4 family residential	980	170	410	1,560	197,203	198,763	413	84
Other real estate loans	321	701	—	1,022	210,188	211,210	74	—
Commercial and industrial	36	309	32	377	29,604	29,981	—	32
Consumer and other loans	19	7	—	26	11,388	11,414	—	—
Total	$1,356	$1,227	$442	$3,025	$483,042	$486,067	$1,520	$116

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
Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$31,272	$2,556	$2,955	$—	$36,783
Secured by 1-4 family residential	200,446	2,388	2,280	—	205,114
Other real estate loans	204,820	5,066	5,856	—	215,742
Commercial and industrial	30,716	368	117	—	31,201
Consumer and other loans	14,993	—	—	—	14,993
Total	$482,247	$10,378	$11,208	$—	$503,833

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$29,416	$2,402	$2,881	$—	$34,699
Secured by 1-4 family residential	193,395	3,295	2,073	—	198,763
Other real estate loans	200,009	6,990	4,211	—	211,210
Commercial and industrial	29,456	386	139	—	29,981
Consumer and other loans	11,414	—	—	—	11,414
Total	$463,690	$13,073	$9,304	$—	$486,067

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Loan Losses
The following tables present, as of June 30, 2017, December 31, 2016 and June 30, 2016, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology (in thousands):

	June 30, 2017
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2016	$441	$1,019	$3,142	$380	$339	$5,321
Charge-offs	—	(25)	—	—	(242)	(267)
Recoveries	2	238	47	7	96	390
Provision for (recovery of) loan losses	39	(360)	(115)	(12)	448	—
Ending Balance, June 30, 2017	$482	$872	$3,074	$375	$641	$5,444
Ending Balance:
Individually evaluated for impairment	—	57	—	—	—	57
Collectively evaluated for impairment	482	815	3,074	375	641	5,387
Loans:
Ending Balance	$36,783	$205,114	$215,742	$31,201	$14,993	$503,833
Individually evaluated for impairment	1,613	1,772	1,355	67	—	4,807
Collectively evaluated for impairment	35,170	203,342	214,387	31,134	14,993	499,026

	December 31, 2016
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2015	$1,532	$939	$2,534	$306	$213	$5,524
Charge-offs	—	(83)	(165)	—	(540)	(788)
Recoveries	4	293	2	11	275	585
Provision for (recovery of) loan losses	(1,095)	(130)	771	63	391	—
Ending Balance, December 31, 2016	$441	$1,019	$3,142	$380	$339	$5,321
Ending Balance:
Individually evaluated for impairment	—	37	—	—	—	37
Collectively evaluated for impairment	441	982	3,142	380	339	5,284
Loans:
Ending Balance	$34,699	$198,763	$211,210	$29,981	$11,414	$486,067
Individually evaluated for impairment	1,973	1,828	984	75	—	4,860
Collectively evaluated for impairment	32,726	196,935	210,226	29,906	11,414	481,207

Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2016
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2015	$1,532	$939	$2,534	$306	$213	$5,524
Charge-offs	—	(2)	—	—	(254)	(256)
Recoveries	2	279	1	7	177	466
Provision for (recovery of) loan losses	(865)	(178)	874	3	166	—
Ending Balance, June 30, 2016	$669	$1,038	$3,409	$316	$302	$5,734
Ending Balance:
Individually evaluated for impairment	—	—	184	—	—	184
Collectively evaluated for impairment	669	1,038	3,225	316	302	5,550
Loans:
Ending Balance	$33,232	$196,295	$200,162	$24,721	$11,136	$465,546
Individually evaluated for impairment	2,664	2,022	2,614	84	—	7,384
Collectively evaluated for impairment	30,568	194,273	197,548	24,637	11,136	458,162

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans and the related allowance at June 30, 2017, December 31, 2016 and June 30, 2016, were as follows (in thousands):

	June 30, 2017
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,066	$1,613	$—	$1,613	$—	$1,955	$26
Secured by 1-4 family	1,820	1,348	424	1,772	57	1,667	31
Other real estate loans	1,540	1,355	—	1,355	—	958	49
Commercial and industrial	86	67	—	67	—	71	2
Total	$5,512	$4,383	$424	$4,807	$57	$4,651	$108

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,388	$1,973	$—	$1,973	$—	$2,407	$66
Secured by 1-4 family	1,851	1,675	153	1,828	37	2,013	87
Other real estate loans	1,213	984	—	984	—	2,529	22
Commercial and industrial	93	75	—	75	—	85	1
Total	$5,545	$4,707	$153	$4,860	$37	$7,034	$176

	June 30, 2016
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,900	$2,664	$—	$2,664	$—	$2,545	$31
Secured by 1-4 family	2,041	2,022	—	2,022	—	2,051	52
Other real estate loans	3,191	2,066	548	2,614	184	2,965	17
Commercial and industrial	100	84	—	84	—	90	—
Total	$8,232	$6,836	$548	$7,384	$184	$7,651	$100

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table. The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on non-accrual loans. Only loan classes with balances are included in the tables above.

As of June 30, 2017, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $375 thousand. At June 30, 2017, $291 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $460 thousand in TDRs at December 31, 2016, $300 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to

Notes to Consolidated Financial Statements (Unaudited)

minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the three and six month periods ended June 30, 2017 and 2016.
For the three and six months ended June 30, 2017 and 2016, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.
Note 5. Other Real Estate Owned (OREO)
Changes in the balance for OREO are as follows (in thousands):

	Six Months Ended	Year Ended
	June 30, 2017	December 31, 2016
Balance at the beginning of year, gross	$250	$2,903
Transfers in	—	287
Charge-offs	—	(251)
Sales proceeds	—	(2,882)
Gain on disposition	—	193
Balance at the end of period, gross	$250	$250
Less: valuation allowance	—	—
Balance at the end of period, net	$250	$250
There were no residential real estate properties included in the ending OREO balances above at June 30, 2017 and December 31, 2016. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2017.
Changes in the valuation allowance are as follows (in thousands):

	Six Months Ended		Year Ended
	June 30, 2017	June 30, 2016	December 31, 2016
Balance at beginning of year	$—	$224	$224
Provision for losses	—	27	27
Charge-offs, net	—	(70)	(251)
Balance at end of period	$—	$181	$—

Net expenses applicable to OREO, other than the provision for losses, were $6 thousand and $43 thousand for the six months ended June 30, 2017 and 2016, respectively and $46 thousand for the year ended December 31, 2016.

Note 6. Other Borrowings
The Bank had unused lines of credit totaling $123.1 million and $125.6 million available with non-affiliated banks at June 30, 2017 and December 31, 2016, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $72.8 million at June 30, 2017. The Bank had collateral pledged on the borrowing line at June 30, 2017 and December 31, 2016 including real estate loans totaling $99.1 million and $103.9 million, respectively, and Federal Home Loan Bank stock with a book value of $645 thousand and $623 thousand, respectively. The Bank did not have borrowings from the FHLB at June 30, 2017 and December 31, 2016.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of June 30, 2017 and December 31, 2016, that the Bank met all capital adequacy requirements to which it is subject.
As of June 30, 2017, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
A comparison of the capital of the Bank at June 30, 2017 and December 31, 2016 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Total Capital (to Risk-Weighted Assets)	$69,325	13.82%	$40,139	8.00%	$50,174	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$63,881	12.73%	$30,104	6.00%	$40,139	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$63,881	12.73%	$22,578	4.50%	$32,613	6.50%
Tier 1 Capital (to Average Assets)	$63,881	8.76%	$29,186	4.00%	$36,482	5.00%
December 31, 2016
Total Capital (to Risk-Weighted Assets)	$65,590	13.47%	$38,951	8.00%	$48,689	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$60,269	12.38%	$29,213	6.00%	$38,951	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$60,269	12.38%	$21,910	4.50%	$31,648	6.50%
Tier 1 Capital (to Average Assets)	$60,269	8.48%	$28,432	4.00%	$35,540	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. The buffer began applying to the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%. Accordingly, the Bank was required to maintain a capital conservation buffer of 1.250% and 0.625% at June 30, 2017 and December 31, 2016, respectively. Under the final rules, an institutions is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of June 30, 2017 and December 31, 2016, the capital conservation buffer of the Bank was 5.82% and 5.47%, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Subordinated Debt
On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note qualifies as Tier 2 capital for regulatory capital purposes and at June 30, 2017, the total amount of subordinated debt issued was included in the Company’s Tier 2 capital. Unamortized debt issuance costs related to the Note were $61 thousand and $70 thousand at June 30, 2017 and December 31, 2016, respectively.
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
Note 9. Junior Subordinated Debt
On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2017 and December 31, 2016 was 3.87% and 3.59%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.
On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2017 and December 31, 2016 was 2.75% and 2.45%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.
While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the junior subordinated debt may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total junior subordinated debt. The portion of the junior subordinated debt not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2017 and December 31, 2016, the total amount of junior subordinated debt issued by the Trusts was included in the Company’s Tier 1 capital.

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

On September 14, 2016, the defined benefit pension plan was amended to be terminated and the amendment has been submitted to the Internal Revenue Service and the Pension Benefit Guarantee Corporation for approval. Under the amendment, benefit accruals ceased as of November 30, 2016. Although an application for termination approval is in process, the date of possible Internal Revenue Service approval is unknown and there can be no assurance of when the plan will be terminated. The funding status of the plan upon termination is not expected to be significantly different from the funded status disclosed in Note 13 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The benefit obligation is not expected to change significantly at termination and the fair value of assets is not expected to change significantly at termination. Pension plan assets are expected to remain in cash and equivalents through the termination date.
Components of the net periodic benefit cost of the plan for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Service cost	$—	$103	$—	$205
Interest cost	20	83	41	166
Expected return on plan assets	(9)	(75)	(18)	(149)
Recognized net actuarial loss	—	21	—	42
Net periodic benefit cost	$11	$132	$23	$264
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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
(Numerator):
Net income	$1,756	$1,433	$3,299	$2,532
(Denominator):
Weighted average shares outstanding – basic	4,940,904	4,924,702	4,938,178	4,922,509
Potentially dilutive common shares – restricted stock units	1,822	2,157	2,013	2,089
Weighted average shares outstanding – diluted	4,942,726	4,926,859	4,940,191	4,924,598
Income per common share
Basic	$0.36	$0.29	$0.67	$0.51
Diluted	$0.36	$0.29	$0.67	$0.51
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

Level 1 -
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

Level 2 -
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

Notes to Consolidated Financial Statements (Unaudited)

Level 3 -
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
The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands).

		Fair Value Measurements at June 30, 2017
Description	Balance as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$74,228	$—	$74,228	$—
Obligations of states and political subdivisions	15,501	—	15,501	—
Corporate equity securities	12	12	—	—
	$89,741	$12	$89,729	$—

		Fair Value Measurements at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$80,171	$—	$80,171	$—
Obligations of states and political subdivisions	14,620	—	14,620	—
Corporate equity securities	11	11	—	—
	$94,802	$11	$94,791	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during six months ended June 30, 2017 and the year ended December 31, 2016.

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
The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at June 30, 2017
Description	Balance as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$367	$—	$—	$367
Other real estate owned	250	—	—	250

Notes to Consolidated Financial Statements (Unaudited)

		Fair Value Measurements at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$116	$—	$—	$116
Other real estate owned	250	—	—	250

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Impaired loans, net	$367	Property appraisals	Selling cost	10%
Other real estate owned	$250	Property appraisals	Selling cost	—%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Impaired loans, net	$116	Property appraisals	Selling cost	10%
Other real estate owned	$250	Property appraisals	Selling cost	—%
The amount disclosed as fair value of other real estate owned at June 30, 2017 and December 31, 2016 represents the carrying value of the property. Since the appraised value of the property, net of selling costs, exceeded the Company’s carrying value on the date the property was transferred from premises and equipment to other real estate owned, the Company did not adjust the carrying value for selling costs.
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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2017 and December 31, 2016, fair value of loan commitments and standby letters of credit was immaterial.

Notes to Consolidated Financial Statements (Unaudited)

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016 are as follows (in thousands):

	Fair Value Measurements at June 30, 2017 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$50,738	$50,738	$—	$—	$50,738
Securities available for sale	89,741	12	89,729	—	89,741
Securities held to maturity	50,824	—	49,511	1,490	51,001
Restricted securities	1,570	—	1,570	—	1,570
Loans held for sale	999	—	999	—	999
Loans, net	498,389	—	—	499,030	499,030
Bank owned life insurance	14,115	—	14,115	—	14,115
Accrued interest receivable	1,728	—	1,728	—	1,728
Financial Liabilities
Deposits	$661,828	$—	$538,908	$121,798	$660,706
Subordinated debt	4,939	—	—	4,753	4,753
Junior subordinated debt	9,279	—	—	9,472	9,472
Accrued interest payable	87	—	87	—	87

	Fair Value Measurements at December 31, 2016 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$41,092	$41,092	$—	$—	$41,092
Securities available for sale	94,802	11	94,791	—	94,802
Securities held to maturity	53,398	—	51,223	1,486	52,709
Restricted securities	1,548	—	1,548	—	1,548
Loans held for sale	337	—	337	—	337
Loans, net	480,746	—	—	481,475	481,475
Bank owned life insurance	13,928	—	13,928	—	13,928
Accrued interest receivable	1,746	—	1,746	—	1,746
Financial Liabilities
Deposits	$645,570	$—	$517,143	$127,179	$644,322
Subordinated debt	4,930	—	—	4,715	4,715
Junior subordinated debt	9,279	—	—	9,075	9,075
Accrued interest payable	95	—	95	—	95

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
During the first quarter of 2017, the Company granted and issued 2,000 shares of common stock to the Chief Executive Officer for his individual performance and dedicated service to the Company. Compensation expense related to stock awards totaled $30 thousand for the six months ended June 30, 2017. The Company did not have compensation expense related to stock awards for the six months ended June 30, 2016.
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
A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	Six Months Ended
	June 30, 2017
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	10,259	$8.88
Granted	3,939	15.20
Vested	(8,536)	9.89
Forfeited	—	—
Unvested, end of period	5,662	$11.76

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2017, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $48 thousand. This expense is expected to be recognized through 2019. Compensation expense related to restricted stock unit awards recognized for the six months ended June 30, 2017 and 2016 totaled $46 thousand and $56 thousand, respectively. As of June 30, 2017, the Company does not expect the forfeiture of any unvested restricted stock units.
Note 14. Accumulated Other Comprehensive Loss
Changes in each component of accumulated other comprehensive loss were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(192)	$(1,396)	$(1,588)
Unrealized holding gains (net of tax, $515)	996	—	996
Reclassification adjustment (net of tax, ($2))	(4)	—	(4)
Change during period	992	—	992
Balance at June 30, 2016	$800	$(1,396)	$(596)
Balance at December 31, 2016	$(860)	$—	$(860)
Unrealized holding gains (net of tax, $397)	773	—	773
Reclassification adjustment (net of tax, ($4))	(9)	—	(9)
Change during period	764	—	764
Balance at June 30, 2017	$(96)	$—	$(96)
The following tables present information related to reclassifications from accumulated other comprehensive loss for the three and six month periods ended June 30, 2017 and 2016 (in thousands).

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended
	June 30, 2017	June 30, 2016
Securities available for sale:
Net securities gains reclassified into earnings	$(13)	$—	Net gains on calls and sales of securities available for sale
Related income tax expense	4	—	Income tax expense
Total reclassifications	$(9)	$—	Net of tax

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	Six Months Ended
	June 30, 2017	June 30, 2016
Securities available for sale:
Net securities gains reclassified into earnings	$(13)	$(6)	Net gains on calls and sales of securities available for sale
Related income tax expense	4	2	Income tax expense
Total reclassifications	$(9)	$(4)	Net of tax

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
The Company makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	conditions in the financial markets and economic conditions may adversely affect the Company’s business;

•	the inability of the Company to successfully manage its growth or implement its growth strategy;

•	difficulties in combining the operations of acquired bank branches or entities with the Company’s own operations;

•	the Company’s inability to successfully obtain the expected benefits of the acquisition of bank branches or entities;

•	intense competition from other businesses both in making loans and attracting deposits;

•	the composition of the deposit portfolio, including the types of deposit accounts and customers, may change, which could impact revenue from service charges on deposits;

•	consumers may increasingly decide not to use the Company to complete their financial transactions;

•	limited availability of financing or inability to raise capital;

•	exposure to operational, technological, and organizational risk;

•	reliance on other companies to provide key components of their business infrastructure;

•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;

•	operational functions of business counterparties over which the Company may have limited or no control may experience disruptions;

•	nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition;

•	allowance for loan losses may prove to be insufficient to absorb losses in the loan portfolio;

•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;

•	legislative or regulatory changes or actions, or significant litigation;

•	the limited trading market for the Company’s common stock; it may be difficult to sell shares;

•	unexpected loss of management personnel;

•	losses that could arise from breaches in cyber-security and theft of customer account information;

•	increases in FDIC insurance premiums could adversely affect the Company’s profitability;

•	the ability to retain customers and secondary funding sources if the Company’s reputation would become damaged;

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Company’s customers’ ability to repay loans; and

•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2016.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at June 30, 2017 and statements of income of the Company for the three and six month periods ended June 30, 2017 and 2016 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2016. The statements of income for the three and six month periods ended June 30, 2017 may not be indicative of the results to be achieved for the year.

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
Products, Services, Customers and Locations
The Bank provides loan, deposit, wealth management and other products and services in the Shenandoah Valley and central regions of Virginia. Loan products and services include consumer loans, residential mortgages, home equity loans and commercial loans. Deposit products and services include checking, savings, money market accounts, individual retirement accounts, certificates of deposit and cash management accounts.
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
The Bank’s products and services are delivered through its mobile banking platform, its website, www.fbvirginia.com, a network of ATMs located throughout its market area, two loan production offices, a customer service center in a retirement village, and 14 bank branch office locations located throughout the Shenandoah Valley and central regions of Virginia. The branch offices are comprised of 13 full service retail banking offices and one drive-thru express banking office. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2016. The Bank also plans to enter a new market by opening a branch office in the city of Richmond, Virginia during the fourth quarter of 2017.
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
Primary expense categories are salaries and employee benefits, which comprised 56% of noninterest expenses for the six month period ended June 30, 2017, followed by occupancy and equipment expense, which comprised 13% of noninterest expenses. Historically, the provision for loan losses has also been a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses.

Quarterly Performance
Net income increased by $323 thousand to $1.8 million, or $0.36 per basic and diluted share, for the three months ended June 30, 2017, compared to $1.4 million, or $0.29 per basic and diluted share, for the same period in 2016. Return on average assets was 0.96% and return on average equity was 12.79% for the second quarter of 2017, compared to 0.82% and 11.90%, respectively, for the same period in 2016.
The $323 thousand increase in net income for the three month period ended June 30, 2017 resulted primarily from a $453 thousand, or 8%, increase in net interest income and a $178 thousand, or 3%, decrease in noninterest expenses, compared to the same period of 2016. These increases were offset by a $134 thousand, or 6%, decrease in noninterest income and a $174 thousand increase in income tax expense.
Net interest income increased from a higher net interest margin and from higher average earning asset balances. Average earning asset balances increased 4%, and the net interest margin increased 11 basis points to 3.73% for the second quarter of 2017, compared to 3.62% for the same period in 2016. Noninterest income decreased primarily from lower service charges on deposit accounts. Noninterest expense decreased primarily from lower salaries and employee benefits expense and lower FDIC assessment. Based on management's allowance for loan loss analysis, a provision for loan losses was not recorded during the second quarter of 2017 or 2016. For a more detailed discussion of the provision for loan losses, see “Provision for Loan Losses” below.

Year-to-Date Performance
Net income increased by $767 thousand to $3.3 million, or $0.67 per basic and diluted share, for the six months ended June 30, 2017, compared to $2.5 million, or $0.51 per basic and diluted share, for the same period in 2016. Return on average assets was 0.92% and return on average equity was 12.29% for the six months ended June 30, 2017, compared to 0.73% and 10.66%, respectively, for the same period in 2016.
The $767 thousand increase in net income for the six month period ended June 30, 2017 resulted primarily from a $746 thousand, or 6%, increase in net interest income and a $544 thousand, or 5%, decrease in noninterest expenses, compared to the same period of 2016. These increases were offset by a $136 thousand, or 3%, decrease in noninterest income and a $387 thousand increase in income tax expense.
Net interest income increased from a higher net interest margin and from higher average earning asset balances. Average earning asset balances increased 4%, and the net interest margin increased 9 basis points to 3.71% for the six months ended June 30, 2017, compared to 3.62% for the same period in 2016. Noninterest income decreased primarily from lower service charges on deposit accounts. Noninterest expense decreased primarily from lower salaries and employee benefits expense and lower FDIC assessment. Based on management's allowance for loan loss analysis, a provision for loan losses was not recorded during the six month period ended June 30, 2017 or 2016. For a more detailed discussion of the provision for loan losses, see “Provision for Loan Losses” below.
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

	Efficiency Ratio
	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Noninterest expense	$5,705	$5,883	$11,456	$12,000
Add/(Subtract): other real estate owned (expense)/income, net	(4)	49	(6)	121
Subtract: amortization of intangibles	(160)	(198)	(329)	(405)
	$5,541	$5,734	$11,121	$11,716
Tax-equivalent net interest income	$6,341	$5,894	$12,426	$11,694
Noninterest income	1,978	2,112	3,919	4,055
Subtract: securities gains, net	(13)	—	(13)	(6)
	$8,306	$8,006	$16,332	$15,743
Efficiency ratio	66.71%	71.62%	68.09%	74.42%
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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
GAAP measures:
Interest income – loans	$5,933	$5,370	$11,579	$10,606
Interest income – investments and other	886	908	1,772	1,863
Interest expense – deposits	(405)	(329)	(788)	(662)
Interest expense – federal funds purchased	—	—	—	(3)
Interest expense – subordinated debt	(89)	(89)	(178)	(179)
Interest expense – junior subordinated debt	(76)	(64)	(144)	(125)
Interest expense – other borrowings	—	—	—	(5)
Total net interest income	$6,249	$5,796	$12,241	$11,495
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$18	$25	$37	$50
Tax benefit realized on non-taxable interest income – municipal securities	74	73	148	149
Total tax benefit realized on non-taxable interest income	$92	$98	$185	$199
Total tax-equivalent net interest income	$6,341	$5,894	$12,426	$11,694
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
As part of the ongoing monitoring of the credit quality of the Bank’s loan portfolio, certain appraisals are analyzed by management or by an outsourced appraisal review specialist throughout the year in order to ensure standards of quality are met. The Company also obtains an independent review of loans within the portfolio on an annual basis to analyze loan risk ratings and validate specific reserves on impaired loans.
In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At June 30, 2017, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $92.8 million.
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
Consumer Lending
Loans to individual borrowers may be secured or unsecured, and include unsecured consumer loans and lines of credit, automobile loans, deposit account loans and installment and demand loans. These consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.
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
Net Interest Income
Net interest income increased $453 thousand, or 8%, to $6.2 million for the quarter ended June 30, 2017, compared to $5.8 million for the second quarter of 2016. The increase resulted from a higher net interest margin and higher average earning asset balances. Average earning asset balances increased 4%, and the net interest margin increased 11 basis points to 3.73% for the quarter ended June 30, 2017, compared to 3.62% for the same period in 2016. The 11 basis point increase in the net interest margin resulted from a 14 basis point increase in the yield on total earning assets, which was partially offset by a 3 basis point increase in interest expense as a percent of average earning assets. The higher yield on earning assets was primarily attributable to the change in the composition of earning assets, as average loan balances increased to 73% of average earning assets for the quarter ended June 30, 2017, compared to 70% of average earning assets for the same period in 2016. The increase in interest expense as a percent of average earning assets was primarily attributable to higher interest rates paid on interest-bearing deposits.

For the six months ended June 30, 2017, net interest income increased $746 thousand, or 6%, to $12.2 million, compared to $11.5 million for the same period in 2016. The increase resulted from a higher net interest margin and higher average earning asset balances. Average earning asset balances increased 4%, and the net interest margin increased 9 basis points to 3.71% for the six months ended June 30, 2017, compared to 3.62% for the same period in 2016. The 9 basis point increase in the net interest margin resulted from a 12 basis point increase in the yield on total earning assets, which was partially offset by a 3 basis point increase in interest expense as a percent of average earning assets. The higher yield on earning assets was attributable to the change in the composition of earning assets, as average loan balances increased to 74% of average earning assets for the six months ended June 30, 2017, compared to 70% of average earning assets for the same period in 2016. The increase in interest expense as a percent of average earning assets was primarily attributable to higher interest rates paid on interest-bearing deposits.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):
Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$117,218	$634	2.17%	$133,517	$683	2.06%
Tax-exempt (1)	24,745	219	3.55%	24,154	215	3.60%
Restricted	1,570	21	5.23%	1,559	21	5.45%
Total securities	$143,533	$874	2.44%	$159,230	$919	2.32%
Loans: (2)
Taxable	$496,013	$5,899	4.77%	$450,878	$5,321	4.75%
Tax-exempt (1)	4,945	52	4.23%	6,847	74	4.33%
Total loans	$500,958	$5,951	4.76%	$457,725	$5,395	4.74%
Interest-bearing deposits with other institutions	37,641	86	0.92%	37,580	62	0.66%
Total earning assets	$682,132	$6,911	4.06%	$654,535	$6,376	3.92%
Less: allowance for loan losses	(5,408)			(5,548)
Total non-earning assets	54,114			56,720
Total assets	$730,838			$705,707
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$169,108	$167	0.39%	$152,140	$93	0.24%
Regular savings	129,137	25	0.08%	125,487	26	0.08%
Money market accounts	59,570	32	0.22%	61,884	26	0.17%
Time deposits:
$100,000 and over	43,011	82	0.76%	45,313	89	0.79%
Under $100,000	81,424	98	0.48%	88,891	95	0.43%
Brokered	550	1	0.10%	601	—	0.45%
Total interest-bearing deposits	$482,800	$405	0.34%	$474,316	$329	0.28%
Federal funds purchased	3	—	1.30%	3	—	—
Subordinated debt	4,937	89	7.28%	4,919	89	7.33%
Junior subordinated debt	9,279	76	3.26%	9,279	64	2.75%
Other borrowings	—	—	—%	242	—	—%
Total interest-bearing liabilities	$497,019	$570	0.46%	$488,759	$482	0.40%
Non-interest bearing liabilities
Demand deposits	174,906			162,486
Other liabilities	3,845			6,019
Total liabilities	$675,770			$657,264
Shareholders’ equity	55,068			48,443
Total liabilities and Shareholders’ equity	$730,838			$705,707
Net interest income		$6,341			$5,894
Interest rate spread			3.60%			3.52%
Cost of funds			0.34%			0.30%
Interest expense as a percent of average earning assets			0.33%			0.30%
Net interest margin			3.73%			3.62%

(1)
Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $92 thousand and $98 thousand for the three months ended June 30, 2017 and 2016, respectively.

(2)	Loans placed on a non-accrual status are reflected in the balances.

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Six Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$119,375	$1,296	2.19%	$138,221	$1,424	2.07%
Tax-exempt (1)	24,677	436	3.56%	24,651	438	3.58%
Restricted	1,560	41	5.31%	1,570	40	5.09%
Total securities	$145,612	$1,773	2.46%	$164,442	$1,902	2.33%
Loans: (2)
Taxable	$490,797	$11,508	4.73%	$445,205	$10,508	4.75%
Tax-exempt (1)	5,138	108	4.24%	6,880	148	4.33%
Total loans	$495,935	$11,616	4.72%	$452,085	$10,656	4.74%
Federal funds sold	—	—	—%	1	—	—%
Interest-bearing deposits with other institutions	33,152	147	0.89%	32,418	110	0.68%
Total earning assets	$674,699	$13,536	4.05%	$648,946	$12,668	3.93%
Less: allowance for loan losses	(5,389)			(5,536)
Total non-earning assets	53,510			56,326
Total assets	$722,820			$699,736
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$163,442	$316	0.39%	$148,829	$177	0.24%
Regular savings	128,967	51	0.08%	124,761	52	0.08%
Money market accounts	60,666	62	0.21%	60,164	50	0.17%
Time deposits:
$100,000 and over	43,892	166	0.76%	46,913	197	0.84%
Under $100,000	81,941	191	0.47%	89,659	185	0.42%
Brokered	583	2	0.50%	601	1	0.45%
Total interest-bearing deposits	$479,491	$788	0.33%	$470,927	$662	0.28%
Federal funds purchased	2	—	1.22%	673	3	1.03%
Subordinated debt	4,934	178	7.29%	4,917	179	7.33%
Junior subordinated debt	9,279	144	3.12%	9,279	125	2.71%
Other borrowings	—	—	—%	2,236	5	0.44%
Total interest-bearing liabilities	$493,706	$1,110	0.45%	$488,032	$974	0.40%
Non-interest bearing liabilities
Demand deposits	171,029			158,108
Other liabilities	3,967			5,834
Total liabilities	$668,702			$651,974
Shareholders’ equity	54,118			47,762
Total liabilities and Shareholders’ equity	$722,820			$699,736
Net interest income		$12,426			$11,694
Interest rate spread			3.60%			3.53%
Cost of funds			0.34%			0.30%
Interest expense as a percent of average earning assets			0.33%			0.30%
Net interest margin			3.71%			3.62%

(1)
Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $185 thousand and $199 thousand for the six months ended June 30, 2017 and 2016, respectively.

(2)	Loans placed on a non-accrual status are reflected in the balances.

Provision for Loan Losses
The Bank did not record a provision for loan losses during the second quarter of 2017 or 2016, which resulted in a total allowance for loan losses of $5.4 million, or 1.08% of total loans, at June 30, 2017. This compared to an allowance for loan losses of $5.3 million, or 1.09% of total loans, at December 31, 2016, and $5.7 million, or 1.23% of total loans, at June 30, 2016. Although no provision expense was required, there were notable changes among the individual loan classes. The $123 thousand increase in the allowance for loan losses during the first six months of 2017 resulted primarily from a $302 thousand increase in the allowance for loan losses allocated to the consumer and other loans portfolio, which was partially offset by a $147 thousand decrease in the allowance for loan losses allocated to the 1-4 family residential loan portfolio. The increase in the allocation to the consumer and other loans portfolio resulted from higher historical loss rates and increases in loan balances. Consumer and other loan balances increased primarily from purchases of consumer loans at their origination at par value. Purchased consumer loans totaled $3.9 million at June 30, 2017.  The decrease in the allocation to the 1-4 family residential loan portfolio resulted from a decrease in historical loss rates and an improvement in the qualitative adjustment factors for improved economic conditions.
The Bank did not record a provision for loan losses during the quarter as a decrease in the general reserve component of the allowance for loan losses was offset by an increase in the specific reserve component. The decrease in the general component of the allowance for loan loss during the quarter resulted primarily from an improvement in the qualitative adjustment factors for improved economic conditions. The specific reserve component increased during the quarter primarily from the addition of a newly identified impaired loan for which a specific reserve was calculated. Net charge-offs totaled $7 thousand for the second quarter of 2017 compared to $214 thousand of net recoveries for the same period in 2016.
For the six months ended June 30, 2017 or 2016, the Bank did not record a provision for loan losses. During 2017, increases in the general and specific reserve components of the allowance for loan losses were offset by net recoveries on loans charged off in prior periods. Net recoveries totaled $123 thousand for the first six months of 2017 compared to $210 thousand of net recoveries for the same period of 2016. The increase in the general reserve resulted primarily from the impact of $17.8 million of loan growth during the first six months of 2017. The impact of loan growth on the general reserve was partially offset by improvements in the historical loss rate of the loan portfolio and qualitative adjustment factors. Improvements in qualitative adjustment factors resulted from improved asset quality in the 1-4 Family Residential, Other Real Estate, and Commercial and Industrial loan classes, as evidenced by lower substandard and past due loan amounts included in these respective classes, and improved economic conditions. The specific reserve component increased primarily from the addition of a newly identified impaired loan for which a specific reserve was calculated.
Noninterest Income
Noninterest income decreased $134 thousand, or 6%, to $2.0 million for the three months ended June 30, 2017, compared to $2.1 million for the same period in 2016. The decrease in noninterest income was primarily attributable to a $179 thousand, or 20%, decrease in service charges on deposit accounts, which was a result of a lower number of customer overdrafts when comparing the periods. The decrease in service charges on deposit accounts was partially offset by a $21 thousand increase in wealth management fees.
For the six months ended June 30, 2017, noninterest income decreased $136 thousand, or 3%, to $3.9 million, compared to $4.1 million for the same period in 2016. The decrease in noninterest income was primarily attributable to a $204 thousand, or 12%, decrease in service charges on deposit accounts, which was a result of a lower number of customer overdrafts when comparing the periods. The decrease in service charges on deposit accounts was partially offset by a $32 thousand increase in wealth management fees and a $25 thousand increase in ATM and check card fees.
Noninterest Expense
Noninterest expense decreased $178 thousand, or 3%, to $5.7 million for the quarter ended June 30, 2017, compared to $5.9 million for the same period in 2016. The decrease in noninterest expense was primarily attributable to a $293 thousand decrease in salaries and employee benefits and a $49 thousand decrease in FDIC assessment, when comparing the periods. These decreases were partially offset by an $89 thousand increase in legal and professional fees and a $53 thousand increase in net other real estate expense. Other real estate owned expense totaled $4 thousand for the quarter ended June 30, 2017, compared to other real estate income of $49 thousand for the same period in 2016.
Salaries and employee benefits decreased $293 thousand primarily from lower salaries and wage expense and insurance expense, which decreased $140 thousand and $61 thousand, respectively. Salaries and wage expense decreased primarily from a reduction in the number of employees, which was related to the Company’s efforts to operate more efficiently. Insurance expense decreased as a result of fewer employees and lower health insurance costs. The decrease in FDIC assessment resulted from lower FDIC deposit insurance assessment rates as a result of changes put into effect by the FDIC combined with the Bank's financial condition.
Legal and professional fees increased $89 thousand primarily from increases in consulting expenses and legal fees, when comparing the periods. Consulting expenses increased primarily from an increase in investment advisory expenses for the wealth management department, which resulted from higher assets under management, and legal fees increased primarily from costs associated with the changes to retirement plans, explained below.
For the six months ended June 30, 2017, noninterest expense decreased $544 thousand, or 5%, to $11.5 million, compared to $12.0 million for the same period in 2016. The decrease in noninterest expense was primarily attributable to a $495 thousand decrease in salaries and employee benefits and a $92 thousand decrease in FDIC assessment, when comparing the periods. These decreases were partially offset by a $127 thousand increase in net other real estate expense. Other real estate owned expense totaled $6 thousand for the six months ended June 30, 2017, compared to other real estate income of $121 thousand for the same period in 2016.
Salaries and employee benefits decreased $495 thousand primarily from lower salaries and wage expense, insurance expense, and retirement plan expense, which decreased $224 thousand, $139 thousand, and $53 thousand, respectively. Salaries and wage expense decreased primarily from a reduction in the number of employees, which was related to the Company’s efforts to operate more efficiently. Insurance expense decreased as a result of fewer employees and lower health insurance costs. Retirement plan costs decreased as a result of fewer employees and changes to employee retirement plans. Changes to retirement plans included an amendment to the defined benefit pension plan and the Company’s intention to terminate the plan, which decreased pension expense. The decrease in pension expense was partially offset by an increase in the amount of employer contributions to the Company’s 401(k) defined contribution plan. The decrease in FDIC assessment resulted from lower FDIC deposit insurance assessment rates as a result of the changes put into effect by the FDIC combined with the Bank's financial condition.
Income Taxes
The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and six month periods ended June 30, 2017 and 2016. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Financial Condition
General
Total assets increased by $19.7 million to $735.7 million at June 30, 2017 compared to $716.0 million at December 31, 2016. The increase was primarily attributable to an $17.6 million increase in net loans and a $10.0 million increase in interest-bearing deposits in banks, when comparing the periods. The increases in net loans and interest-bearing deposits in banks were partially offset by a $7.6 million decrease in securities since December 31, 2016.
Total deposits increased by $16.3 million to $661.8 million at June 30, 2017 compared to $645.6 million at December 31, 2016. Noninterest-bearing demand deposits and savings and interest-bearing deposits increased $8.7 million and $13.1 million, respectively, when comparing the periods. These increases were partially offset by a $5.5 million decrease in time deposits since December 31, 2016.
Loans
Loans, net of the allowance for loan losses, increased $17.6 million, or 4% to $498.4 million at June 30, 2017, compared to $480.7 million at December 31, 2016. Growth of the loan portfolio was led by residential real estate loans with balances that increased $6.4 million during the first six months of 2017, followed by other real estate loans with balances that increased by $4.5 million.
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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $151 thousand at June 30, 2017, compared to $116 thousand at December 31, 2016. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.
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
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $4.8 million and $4.9 million at June 30, 2017 and December 31, 2016, respectively.
Troubled Debt Restructurings (TDR)
In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $375 thousand and $460 thousand in loans classified as TDRs as of June 30, 2017 and December 31, 2016, respectively.
Asset Quality
Management classifies non-performing assets as non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank’s OREO totaled $250 thousand at June 30, 2017 and December 31, 2016. There was not a valuation allowance for other real estate owned at June 30, 2017 or December 31, 2016.

Non-performing assets totaled $2.2 million at June 30, 2017 and $1.8 million at December 31, 2016, representing 0.29% and 0.25% of total assets, respectively. Non-performing assets included $1.9 million in non-accrual loans and $250 thousand in OREO at June 30, 2017. This compares to $1.5 million in non-accrual loans and $250 thousand in OREO, net of the valuation allowance at December 31, 2016.
At June 30, 2017, 34% of non-performing assets related to construction and land development loans, 33% related to residential real estate loans, 21% related to commercial real estate loans, and 12% related to properties originally used for branch operations which are no longer used for that purpose. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $9.3 million and $8.1 million at June 30, 2017 and December 31, 2016, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.
Loans greater than 90 days past due and still accruing totaled $151 thousand at June 30, 2017, which was comprised of two loans expected to pay all principal and interest amounts contractually due to the Bank. There were $116 thousand of loans greater than 90 days past due and still accruing at December 31, 2016.
The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $5.4 million at June 30, 2017 and $5.3 million at December 31, 2016, representing 1.08% and 1.09% of total loans, respectively. For further discussion regarding the increase in the allowance for loan losses, see “Provision for Loan Losses” above.
Recoveries of loan losses of $360 thousand, $115 thousand, and $12 thousand were recorded in the 1-4 Family Residential, Other Real Estate, and Commercial and Industrial loan classes, respectively, during the six month period ended June 30, 2017. The recoveries of loan losses in the 1-4 Family Residential and Commercial and Industrial loan classes resulted from net recoveries of loans charged-off in prior periods and improvements in the historical loss rate and qualitative adjustment factors. The recovery of loan losses in the Other Real Estate loan class resulted from net recoveries of loans charged-off in prior periods and improvements in the qualitative adjustment factors. Improvements in qualitative adjustment factors for the 1-4 Family Residential, Other Real Estate, and Commercial and Industrial loan classes resulted from improving asset quality and economic conditions. These recoveries were offset by provision for loan losses experienced in the Construction and Land Development and Consumer and Other loan classes. The provision for loan losses in the Construction and Land Development and Consumer and Other loan classes resulted primarily from an increase in the general reserve requirement due to growth in the loan portfolio and worsened historical loss rates.
Impaired loans totaled $4.8 million and $4.9 million at June 30, 2017 and December 31, 2016, respectively. The related allowance for loan losses provided for these loans totaled $57 thousand and $37 thousand at June 30, 2017 and December 31, 2016, respectively. The average recorded investment in impaired loans during the six months ended June 30, 2017 and the year ended December 31, 2016 was $4.7 million and $7.0 million, respectively. Included in the impaired loans total are loans classified as TDRs totaling $375 thousand and $460 thousand at June 30, 2017 and December 31, 2016, respectively. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of June 30, 2017, $291 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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
Securities at June 30, 2017 totaled $142.1 million, a decrease of $7.6 million or 5% from $149.7 million at December 31, 2016. The investment portfolio decreased during the first six months of 2017 as loan growth was partially funded by cash flow received from the securities portfolio. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities, corporate debt securities, and restricted securities. As of June 30, 2017, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $550 thousand and $333 thousand at June 30, 2017 and December 31, 2016, respectively. Gross unrealized losses in the available for sale portfolio totaled $697 thousand and $1.6 million at June 30, 2017 and December 31, 2016, respectively. Gross unrealized gains in the held to maturity portfolio totaled $387 thousand and $19 thousand at June 30, 2017 and December 31, 2016, respectively. Gross unrealized losses in the held to maturity portfolio totaled $210 thousand and $708 thousand at June 30, 2017 and December 31, 2016, respectively. Investments in an unrealized loss position were considered temporarily impaired at June 30, 2017 and December 31, 2016. The change in the unrealized gains and losses of investment securities from December 31, 2016 to June 30, 2017 was related to changes in market interest rates and was not related to credit concerns of the issuers.
Deposits
At June 30, 2017, deposits totaled $661.8 million, an increase of $16.3 million, from $645.6 million at December 31, 2016. There was not a significant change in the deposit mix when comparing the periods. At June 30, 2017, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 27%, 55%, and 18% of total deposits, respectively, compared to 26%, 54%, and 20% at December 31, 2016.

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
At June 30, 2017, cash, interest-bearing and noninterest-bearing deposits with banks, securities and loans maturing within one year totaled $122.9 million. At June 30, 2017, 14% or $70.1 million of the loan portfolio matures within one year. Non-deposit sources of available funds totaled $123.1 million at June 30, 2017, which included $72.8 million available from Federal Home Loan Bank of Atlanta (FHLB), $42.0 million of unsecured federal funds lines of credit with other correspondent banks and $8.3 million available through the Federal Reserve Discount Window.

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
The rules included new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank under the final rules were as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6% (increased from 4%); a total capital ratio of 8% (unchanged from previous rules); and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer is being phased-in over four years, which began on January 1, 2016, as follows: the maximum buffer was 0.625% of risk-weighted assets for 2016, is 1.25% for 2017, and will be 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of June 30, 2017 and December 31, 2016, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at June 30, 2017:

First Bank
Total capital to risk-weighted assets	13.82%
Tier 1 capital to risk-weighted assets	12.73%
Common equity Tier 1 capital to risk-weighted assets	12.73%
Tier 1 capital to average assets	8.76%
Capital conservation buffer ratio(1)	5.82%

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
Commitments to extend credit, which amounted to $77.6 million at June 30, 2017, and $71.4 million at December 31, 2016, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.
Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may or may not be drawn upon to the total extent to which the Bank is committed.
Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At June 30, 2017 and December 31, 2016, the Bank had $11.0 million and $9.0 million in outstanding standby letters of credit, respectively.
At June 30, 2017, the Bank had $4.2 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.
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

101
The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	August 11, 2017
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	August 11, 2017
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.