Form 10-Q
period 2017-09-30
FIRST NATIONAL CORP /VA/
filed 2017-11-13
CIK 719402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2017, 4,945,056 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST NATIONAL CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited) September 30, 2017	December 31, 2016*
Assets
Cash and due from banks	$9,162	$10,106
Interest-bearing deposits in banks	24,480	30,986
Securities available for sale, at fair value	93,102	94,802
Securities held to maturity, at amortized cost (fair value, 2017, $49,416; 2016, $52,709)	49,376	53,398
Restricted securities, at cost	1,570	1,548
Loans held for sale	660	337
Loans, net of allowance for loan losses, 2017, $5,301; 2016, $5,321	509,406	480,746
Other real estate owned, net of valuation allowance, 2017, $0; 2016, $0	250	250
Premises and equipment, net	20,510	20,785
Accrued interest receivable	1,886	1,746
Bank owned life insurance	14,232	13,928
Core deposit intangibles, net	1,071	1,551
Other assets	5,798	5,817
Total assets	$731,503	$716,000

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$179,351	$168,076
Savings and interest-bearing demand deposits	350,879	349,067
Time deposits	126,032	128,427
Total deposits	$656,262	$645,570
Subordinated debt	4,943	4,930
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	3,485	4,070
Total liabilities	$673,969	$663,849
Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2017, 4,945,056 shares; 2016, 4,929,403 shares	6,181	6,162
Surplus	7,238	7,093
Retained earnings	44,368	39,756
Accumulated other comprehensive loss, net	(253)	(860)
Total shareholders’ equity	$57,534	$52,151
Total liabilities and shareholders’ equity	$731,503	$716,000
*Derived from audited consolidated financial statements.
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest and Dividend Income
Interest and fees on loans	$6,138	$5,500	$17,717	$16,106
Interest on deposits in banks	92	73	239	183
Interest and dividends on securities:
Taxable interest	637	613	1,933	2,037
Tax-exempt interest	148	136	436	425
Dividends	21	20	62	60
Total interest and dividend income	$7,036	$6,342	$20,387	$18,811
Interest Expense
Interest on deposits	$446	$338	$1,234	$1,000
Interest on federal funds purchased	—	—	—	3
Interest on subordinated debt	91	91	269	270
Interest on junior subordinated debt	79	65	223	190
Interest on other borrowings	—	1	—	6
Total interest expense	$616	$495	$1,726	$1,469
Net interest income	$6,420	$5,847	$18,661	$17,342
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	$6,420	$5,847	$18,661	$17,342
Noninterest Income
Service charges on deposit accounts	$760	$941	$2,250	$2,635
ATM and check card fees	516	529	1,544	1,532
Wealth management fees	359	339	1,061	1,009
Fees for other customer services	131	143	408	427
Income from bank owned life insurance	117	123	304	316
Net gains on calls and sales of securities available for sale	11	4	24	10
Net gains on sale of loans	54	50	121	102
Other operating income	69	182	224	335
Total noninterest income	$2,017	$2,311	$5,936	$6,366
Noninterest Expense
Salaries and employee benefits	$3,221	$3,183	$9,585	$10,042
Occupancy	379	380	1,094	1,169
Equipment	400	406	1,208	1,232
Marketing	138	125	410	352
Supplies	81	108	277	312
Legal and professional fees	216	179	658	646
ATM and check card fees	205	229	596	655
FDIC assessment	84	106	240	354
Bank franchise tax	111	89	325	282
Telecommunications expense	95	110	313	339
Data processing expense	153	160	455	434
Postage expense	62	56	197	182
Amortization expense	151	187	480	592
Other real estate owned expense (income), net	—	1	6	(120)
Net losses on disposal of premises and equipment	—	8	—	8
Other operating expense	511	526	1,419	1,374
Total noninterest expense	$5,807	$5,853	$17,263	$17,853
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Continued)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Income before income taxes	$2,630	$2,305	$7,334	$5,855
Income tax expense	798	611	2,203	1,629
Net income	$1,832	$1,694	$5,131	$4,226
Earnings per common share
Basic	$0.37	$0.34	$1.04	$0.86
Diluted	$0.37	$0.34	$1.04	$0.86
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$1,832	$1,694	$5,131	$4,226
Other comprehensive (loss) income, net of tax,
Unrealized holding (losses) gains on available for sale securities, net of tax ($76) and $78 for the three months and $321 and $593 for the nine months ended September 30, 2017 and 2016, respectively	(150)	155	623	1,151
Reclassification adjustment for gains included in net income, net of tax ($4) and ($1) for the three months and ($8) and ($3) for the nine months ended September 30, 2017 and 2016, respectively	(7)	(3)	(16)	(7)
Total other comprehensive (loss) income	(157)	152	607	1,144
Total comprehensive income	$1,675	$1,846	$5,738	$5,370
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2017 and 2016
(in thousands)

	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities
Net income	$5,131	$4,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,037	1,010
Amortization of core deposit intangibles	480	592
Amortization of debt issuance costs	13	13
Origination of loans held for sale	(7,298)	(7,331)
Proceeds from sale of loans held for sale	7,096	6,703
Net gains on sales of loans held for sale	(121)	(102)
Net gains on calls and sales of securities available for sale	(24)	(10)
Provision for other real estate owned	—	27
Net gains on sale of other real estate owned	—	(193)
Income from bank owned life insurance	(304)	(316)
Accretion of discounts and amortization of premiums on securities, net	481	656
Accretion of premium on time deposits	(81)	(133)
Stock-based compensation	129	72
Excess tax benefits on stock-based compensation	(14)	—
Losses on disposal of premises and equipment	—	8
Deferred income tax (benefit) expense	(158)	347
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(140)	30
Increase in other assets	(136)	(655)
(Decrease) increase in accrued expenses and other liabilities	(571)	1,195
Net cash provided by operating activities	$5,520	$6,139
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$11,182	$18,554
Proceeds from maturities, calls, principal payments, and sales of securities held to maturity	3,863	11,025
Purchases of securities available for sale	(8,860)	—
Net purchase of restricted securities	(22)	(157)
Purchase of premises and equipment	(762)	(754)
Proceeds from sale of premises and equipment	—	23
Proceeds from sale of other real estate owned	—	2,882
Purchase of bank owned life insurance	—	(2,000)
Proceeds from cash value of bank owned life insurance	—	250
Net increase in loans	(28,660)	(31,786)
Net cash used in investing activities	$(23,259)	$(1,963)
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
Nine Months Ended September 30, 2017 and 2016
(in thousands)

	September 30, 2017	September 30, 2016
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$13,087	$23,073
Net decrease in time deposits	(2,314)	(9,314)
Cash dividends paid on common stock, net of reinvestment	(484)	(412)
Net cash provided by financing activities	$10,289	$13,347
(Decrease) increase in cash and cash equivalents	$(7,450)	$17,523
Cash and Cash Equivalents
Beginning	$41,092	$39,334
Ending	$33,642	$56,857
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,807	$1,628
Income Taxes	$2,577	$1,276
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains on securities available for sale	$920	$1,734
Transfer from loans to other real estate owned	$—	$37
Transfer from premises and equipment to other real estate owned	$—	$250
Issuance of common stock, dividend reinvestment plan	$35	$31
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Nine Months Ended September 30, 2017 and 2016
(in thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2015	$—	$6,145	$6,956	$34,440	$(1,588)	$45,953
Net income	—	—	—	4,226	—	4,226
Other comprehensive income	—	—	—	—	1,144	1,144
Cash dividends on common stock ($0.09 per share)	—	—	—	(443)	—	(443)
Stock-based compensation	—	—	72	—	—	72
Issuance of 3,192 shares common stock, dividend reinvestment plan	—	4	27	—	—	31
Issuance of 7,224 shares common stock, stock incentive plan	—	9	(9)	—	—	—
Balance, September 30, 2016	$—	$6,158	$7,046	$38,223	$(444)	$50,983

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2016	$—	$6,162	$7,093	$39,756	$(860)	$52,151
Net income	—	—	—	5,131	—	5,131
Other comprehensive income	—	—	—	—	607	607
Cash dividends on common stock ($0.105 per share)	—	—	—	(519)	—	(519)
Stock-based compensation	—	—	129	—	—	129
Issuance of 2,389 shares common stock, dividend reinvestment plan	—	3	32	—	—	35
Issuance of 13,264 shares common stock, stock incentive plan	—	16	(16)	—	—	—
Balance, September 30, 2017	$—	$6,181	$7,238	$44,368	$(253)	$57,534
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2017 and December 31, 2016, the statements of income and comprehensive income for the three and nine months ended September 30, 2017 and 2016 and the cash flows and changes in shareholders’ equity for the nine months ended September 30, 2017 and 2016. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

During August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that ASU 2017-12 will have on its consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities, and corporate debt securities. Amortized costs and fair values of securities at September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$78,039	$235	$(767)	$77,507
Obligations of states and political subdivisions	15,445	203	(68)	15,580
Corporate equity securities	1	14	—	15
Total securities available for sale	$93,485	$452	$(835)	$93,102
Securities held to maturity:
U.S. agency and mortgage-backed securities	$33,300	$48	$(234)	$33,114
Obligations of states and political subdivisions	14,576	239	(1)	14,814
Corporate debt securities	1,500	—	(12)	1,488
Total securities held to maturity	$49,376	$287	$(247)	$49,416
Total securities	$142,861	$739	$(1,082)	$142,518

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$81,451	$177	$(1,457)	$80,171
Obligations of states and political subdivisions	14,654	146	(180)	14,620
Corporate equity securities	1	10	—	11
Total securities available for sale	$96,106	$333	$(1,637)	$94,802
Securities held to maturity:
U.S. agency and mortgage-backed securities	$37,269	$1	$(483)	$36,787
Obligations of states and political subdivisions	14,629	18	(211)	14,436
Corporate debt securities	1,500	—	(14)	1,486
Total securities held to maturity	$53,398	$19	$(708)	$52,709
Total securities	$149,504	$352	$(2,345)	$147,511

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2017 and December 31, 2016, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	September 30, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$44,941	$(613)	$4,689	$(154)	$49,630	$(767)
Obligations of states and political subdivisions	3,796	(68)	—	—	3,796	(68)
Total securities available for sale	$48,737	$(681)	$4,689	$(154)	$53,426	$(835)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$22,814	$(234)	$—	$—	$22,814	$(234)
Obligations of states and political subdivisions	351	(1)	—	—	351	(1)
Corporate debt securities	1,488	(12)	—	—	1,488	(12)
Total securities held to maturity	$24,653	$(247)	$—	$—	$24,653	$(247)
Total securities	$73,390	$(928)	$4,689	$(154)	$78,079	$(1,082)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$60,943	$(1,249)	$5,499	$(208)	$66,442	$(1,457)
Obligations of states and political subdivisions	5,130	(180)	—	—	5,130	(180)
Total securities available for sale	$66,073	$(1,429)	$5,499	$(208)	$71,572	$(1,637)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$34,770	$(483)	$—	$—	$34,770	$(483)
Obligations of states and political subdivisions	12,724	(211)	—	—	12,724	(211)
Corporate debt securities	1,486	(14)	—	—	1,486	(14)
Total securities held to maturity	$48,980	$(708)	$—	$—	$48,980	$(708)
Total securities	$115,053	$(2,137)	$5,499	$(208)	$120,552	$(2,345)
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

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2017, there were fifty out of eighty-six U.S. agency and mortgage-backed securities, eleven out of eighty-two obligations of states and political subdivisions, and one corporate debt security in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.3 years at September 30, 2017. At December 31, 2016, there were sixty-four out of eighty-three U.S. agency and mortgage-backed securities, fifty out of seventy-eight obligations of states and political subdivisions, and one corporate debt security in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2016. The weighted-average re-pricing term of the portfolio was 4.7 years at December 31, 2016. The unrealized losses at September 30, 2017 in the U.S. agency and mortgage-backed securities portfolio, the obligations of states and political subdivisions portfolio, and the corporate debt securities portfolio were related to changes in market interest rates and not credit concerns of the issuers.

For the nine months ended September 30, 2016, the Company sold one security from the held to maturity portfolio. The Company recognized no gain or loss related to the sale as the carrying value of the security sold equaled the proceeds from the sale of $657 thousand. The sale of this security was in response to credit deterioration of the issuer. There were no sales of securities from the held to maturity portfolio for the three and nine month periods ended September 30, 2017 and the three months ended September 30, 2016.

The amortized cost and fair value of securities at September 30, 2017 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Corporate equity securities are not included in the maturity categories in the following maturity summary because they do not have a stated maturity date.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,952	$1,968	$—	$—
Due after one year through five years	13,828	13,909	6,190	6,228
Due after five years through ten years	12,689	12,652	14,198	14,342
Due after ten years	65,015	64,558	28,988	28,846
Corporate equity securities	1	15	—	—
	$93,485	$93,102	$49,376	$49,416
Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017, and no impairment has been recognized.

The composition of restricted securities at September 30, 2017 and December 31, 2016 was as follows (in thousands):

	September 30, 2017	December 31, 2016
Federal Home Loan Bank stock	$645	$623
Federal Reserve Bank stock	875	875
Community Bankers’ Bank stock	50	50
	$1,570	$1,548

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at September 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Real estate loans:
Construction and land development	$37,182	$34,699
Secured by 1-4 family residential	203,896	198,763
Other real estate loans	222,154	211,210
Commercial and industrial loans	34,447	29,981
Consumer and other loans	17,028	11,414
Total loans	$514,707	$486,067
Allowance for loan losses	(5,301)	(5,321)
Loans, net	$509,406	$480,746

Net deferred loan fees included in the above loan categories were $236 thousand and $142 thousand at September 30, 2017 and December 31, 2016, respectively. Consumer and other loans included $196 thousand and $264 thousand of demand deposit overdrafts at September 30, 2017 and December 31, 2016, respectively.
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

•
Consumer and other loans carry risk associated with the continued creditworthiness of the borrower and the value of the collateral, if any. These loans are typically either unsecured or secured by rapidly depreciating assets such as automobiles. They are also likely to be immediately and adversely affected by job loss, divorce, illness, personal bankruptcy, or other changes in circumstances. Consumer and other loans also include purchased consumer loans which could have been originated outside of the Company's market area.

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$345	$195	$—	$540	$36,642	$37,182	$1,081	$—
Secured by 1-4 family residential	468	131	430	1,029	202,867	203,896	610	51
Other real estate loans	562	587	—	1,149	221,005	222,154	430	—
Commercial and industrial	—	29	35	64	34,383	34,447	—	35
Consumer and other loans	74	—	3	77	16,951	17,028	—	3
Total	$1,449	$942	$468	$2,859	$511,848	$514,707	$2,121	$89

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$40	$—	$40	$34,659	$34,699	$1,033	$—
Secured by 1-4 family residential	980	170	410	1,560	197,203	198,763	413	84
Other real estate loans	321	701	—	1,022	210,188	211,210	74	—
Commercial and industrial	36	309	32	377	29,604	29,981	—	32
Consumer and other loans	19	7	—	26	11,388	11,414	—	—
Total	$1,356	$1,227	$442	$3,025	$483,042	$486,067	$1,520	$116

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
Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$31,743	$2,420	$3,019	$—	$37,182
Secured by 1-4 family residential	199,297	2,171	2,428	—	203,896
Other real estate loans	211,342	5,028	5,784	—	222,154
Commercial and industrial	34,281	58	108	—	34,447
Consumer and other loans	17,028	—	—	—	17,028
Total	$493,691	$9,677	$11,339	$—	$514,707

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$29,416	$2,402	$2,881	$—	$34,699
Secured by 1-4 family residential	193,395	3,295	2,073	—	198,763
Other real estate loans	200,009	6,990	4,211	—	211,210
Commercial and industrial	29,456	386	139	—	29,981
Consumer and other loans	11,414	—	—	—	11,414
Total	$463,690	$13,073	$9,304	$—	$486,067

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Loan Losses

The following tables present, as of September 30, 2017, December 31, 2016 and September 30, 2016, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology (in thousands):

	September 30, 2017
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2016	$441	$1,019	$3,142	$380	$339	$5,321
Charge-offs	—	(125)	—	—	(385)	(510)
Recoveries	11	290	50	8	131	490
Provision for (recovery of) loan losses	(17)	(422)	(232)	(1)	672	—
Ending Balance, September 30, 2017	$435	$762	$2,960	$387	$757	$5,301
Ending Balance:
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	435	762	2,960	387	757	5,301
Loans:
Ending Balance	$37,182	$203,896	$222,154	$34,447	$17,028	$514,707
Individually evaluated for impairment	1,959	1,654	1,319	63	—	4,995
Collectively evaluated for impairment	35,223	202,242	220,835	34,384	17,028	509,712

	December 31, 2016
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2015	$1,532	$939	$2,534	$306	$213	$5,524
Charge-offs	—	(83)	(165)	—	(540)	(788)
Recoveries	4	293	2	11	275	585
Provision for (recovery of) loan losses	(1,095)	(130)	771	63	391	—
Ending Balance, December 31, 2016	$441	$1,019	$3,142	$380	$339	$5,321
Ending Balance:
Individually evaluated for impairment	—	37	—	—	—	37
Collectively evaluated for impairment	441	982	3,142	380	339	5,284
Loans:
Ending Balance	$34,699	$198,763	$211,210	$29,981	$11,414	$486,067
Individually evaluated for impairment	1,973	1,828	984	75	—	4,860
Collectively evaluated for impairment	32,726	196,935	210,226	29,906	11,414	481,207

Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2016
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2015	$1,532	$939	$2,534	$306	$213	$5,524
Charge-offs	—	(53)	—	—	(398)	(451)
Recoveries	4	290	1	10	232	537
Provision for (recovery of) loan losses	(1,084)	(173)	1,002	13	242	—
Ending Balance, September 30, 2016	$452	$1,003	$3,537	$329	$289	$5,610
Ending Balance:
Individually evaluated for impairment	—	33	223	—	—	256
Collectively evaluated for impairment	452	970	3,314	329	289	5,354
Loans:
Ending Balance	$34,518	$196,492	$202,843	$25,851	$11,130	$470,834
Individually evaluated for impairment	2,749	2,094	1,991	79	—	6,913
Collectively evaluated for impairment	31,769	194,398	200,852	25,772	11,130	463,921

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans and the related allowance at September 30, 2017, December 31, 2016 and September 30, 2016, were as follows (in thousands):

	September 30, 2017
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,429	$1,959	$—	$1,959	$—	$1,904	$40
Secured by 1-4 family	1,808	1,654	—	1,654	—	1,697	47
Other real estate loans	1,512	1,319	—	1,319	—	1,084	68
Commercial and industrial	82	63	—	63	—	70	4
Total	$5,831	$4,995	$—	$4,995	$—	$4,755	$159

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,388	$1,973	$—	$1,973	$—	$2,407	$66
Secured by 1-4 family	1,851	1,675	153	1,828	37	2,013	87
Other real estate loans	1,213	984	—	984	—	2,529	22
Commercial and industrial	93	75	—	75	—	85	1
Total	$5,545	$4,707	$153	$4,860	$37	$7,034	$176

	September 30, 2016
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,992	$2,749	$—	$2,749	$—	$2,599	$40
Secured by 1-4 family	2,114	2,006	88	2,094	33	2,045	73
Other real estate loans	2,596	1,447	544	1,991	223	2,808	24
Commercial and industrial	97	79	—	79	—	87	—
Total	$7,799	$6,281	$632	$6,913	$256	$7,539	$137

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

As of September 30, 2017, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $340 thousand. At September 30, 2017, $287 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $460 thousand in TDRs at December 31, 2016, $300 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions

Notes to Consolidated Financial Statements (Unaudited)

intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the three and nine month periods ended September 30, 2017. There was one loan secured by 1-4 family residential real estate classified as a TDR during the three and nine month periods ended September 30, 2016 because principal was forgiven as part of the loan modification. The recorded investment for this loan prior to modification totaled $138 thousand and the recorded investment after the modification totaled $88 thousand.
For the three and nine months ended September 30, 2017 and 2016, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.
Note 5. Other Real Estate Owned (OREO)

Changes in the balance for OREO are as follows (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2017	December 31, 2016
Balance at the beginning of year, gross	$250	$2,903
Transfers in	—	287
Charge-offs	—	(251)
Sales proceeds	—	(2,882)
Gain on disposition	—	193
Balance at the end of period, gross	$250	$250
Less: valuation allowance	—	—
Balance at the end of period, net	$250	$250
There were no residential real estate properties included in the ending OREO balances above at September 30, 2017 and December 31, 2016. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2017.
Changes in the valuation allowance are as follows (in thousands):

	Nine Months Ended		Year Ended
	September 30, 2017	September 30, 2016	December 31, 2016
Balance at beginning of year	$—	$224	$224
Provision for losses	—	27	27
Charge-offs, net	—	(251)	(251)
Balance at end of period	$—	$—	$—

Net expenses applicable to OREO, other than the provision for losses, were $6 thousand and $46 thousand for the nine months ended September 30, 2017 and 2016, respectively and $46 thousand for the year ended December 31, 2016.

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Other Borrowings

The Bank had unused lines of credit totaling $131.1 million and $125.6 million available with non-affiliated banks at September 30, 2017 and December 31, 2016, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $80.2 million at September 30, 2017. The Bank had collateral pledged on the borrowing line at September 30, 2017 and December 31, 2016 including real estate loans totaling $107.5 million and $103.9 million, respectively, and Federal Home Loan Bank stock with a book value of $645 thousand and $623 thousand, respectively. The Bank did not have borrowings from the FHLB at September 30, 2017 and December 31, 2016.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of September 30, 2017 and December 31, 2016, that the Bank met all capital adequacy requirements to which it is subject.
As of September 30, 2017, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements (Unaudited)

A comparison of the capital of the Bank at September 30, 2017 and December 31, 2016 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Total Capital (to Risk-Weighted Assets)	$71,318	13.91%	$41,029	8.00%	$51,286	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$66,017	12.87%	$30,772	6.00%	$41,029	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$66,017	12.87%	$23,079	4.50%	$33,336	6.50%
Tier 1 Capital (to Average Assets)	$66,017	9.06%	$29,154	4.00%	$36,442	5.00%
December 31, 2016
Total Capital (to Risk-Weighted Assets)	$65,590	13.47%	$38,951	8.00%	$48,689	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$60,269	12.38%	$29,213	6.00%	$38,951	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$60,269	12.38%	$21,910	4.50%	$31,648	6.50%
Tier 1 Capital (to Average Assets)	$60,269	8.48%	$28,432	4.00%	$35,540	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. The buffer began applying to the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%. Accordingly, the Bank was required to maintain a capital conservation buffer of 1.250% and 0.625% at September 30, 2017 and December 31, 2016, respectively. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of September 30, 2017 and December 31, 2016, the capital conservation buffer of the Bank was 5.91% and 5.47%, respectively.
Note 8. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note qualifies as Tier 2 capital for regulatory capital purposes and at September 30, 2017, the total amount of subordinated debt issued was included in the Company’s Tier 2 capital. Unamortized debt issuance costs related to the Note were $57 thousand and $70 thousand at September 30, 2017 and December 31, 2016, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2017 and December 31, 2016 was 3.92% and 3.59%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.
On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2017 and December 31, 2016 was 2.90% and 2.45%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.
While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the junior subordinated debt may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total junior subordinated debt. The portion of the junior subordinated debt not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2017 and December 31, 2016, the total amount of junior subordinated debt issued by the Trusts was included in the Company’s Tier 1 capital.

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

On September 14, 2016, the defined benefit pension plan was amended to be terminated. Under the amendment, benefit accruals ceased as of November 30, 2016. The Internal Revenue Service approved the termination on October 16, 2017 and the Company plans to distribute all plan assets on February 1, 2018. The funding status of the plan on February 1, 2018 is not expected to be significantly different from the funded status disclosed in Note 13 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The benefit obligation and the fair value of assets are not expected to change significantly prior to the distribution of plan assets. Pension plan assets are expected to remain in cash and equivalents through the distribution date.

Notes to Consolidated Financial Statements (Unaudited)

Components of the net periodic benefit cost of the plan for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Service cost	$—	$102	$—	$307
Interest cost	21	83	62	249
Expected return on plan assets	(9)	(74)	(27)	(223)
Recognized net actuarial loss	—	21	—	63
Net periodic benefit cost	$12	$132	$35	$396
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

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
(Numerator):
Net income	$1,832	$1,694	$5,131	$4,226
(Denominator):
Weighted average shares outstanding – basic	4,943,301	4,925,753	4,939,905	4,923,598
Potentially dilutive common shares – restricted stock units	2,827	4,169	2,284	2,782
Weighted average shares outstanding – diluted	4,946,128	4,929,922	4,942,189	4,926,380
Income per common share
Basic	$0.37	$0.34	$1.04	$0.86
Diluted	$0.37	$0.34	$1.04	$0.86

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

Notes to Consolidated Financial Statements (Unaudited)

corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).
The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands).

		Fair Value Measurements at September 30, 2017
Description	Balance as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$77,507	$—	$77,507	$—
Obligations of states and political subdivisions	15,580	—	15,580	—
Corporate equity securities	15	15	—	—
	$93,102	$15	$93,087	$—

		Fair Value Measurements at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$80,171	$—	$80,171	$—
Obligations of states and political subdivisions	14,620	—	14,620	—
Corporate equity securities	11	11	—	—
	$94,802	$11	$94,791	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during nine months ended September 30, 2017 and the year ended December 31, 2016.

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

Notes to Consolidated Financial Statements (Unaudited)

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
The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at September 30, 2017
Description	Balance as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	250	—	—	250

		Fair Value Measurements at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$116	$—	$—	$116
Other real estate owned	250	—	—	250

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Other real estate owned	$250	Property appraisals	Selling cost	—%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Impaired loans, net	$116	Property appraisals	Selling cost	10%
Other real estate owned	$250	Property appraisals	Selling cost	—%

Notes to Consolidated Financial Statements (Unaudited)

The amount disclosed as fair value of other real estate owned at September 30, 2017 and December 31, 2016 represents the carrying value of the property. Since the appraised value of the property, net of selling costs, exceeded the Company’s carrying value on the date the property was transferred from premises and equipment to other real estate owned, the Company did not adjust the carrying value for selling costs.
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

Notes to Consolidated Financial Statements (Unaudited)

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

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2017 and December 31, 2016, fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016 are as follows (in thousands):

	Fair Value Measurements at September 30, 2017 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$33,642	$33,642	$—	$—	$33,642
Securities available for sale	93,102	15	93,087	—	93,102
Securities held to maturity	49,376	—	47,928	1,488	49,416
Restricted securities	1,570	—	1,570	—	1,570
Loans held for sale	660	—	660	—	660
Loans, net	509,406	—	—	508,911	508,911
Bank owned life insurance	14,232	—	14,232	—	14,232
Accrued interest receivable	1,886	—	1,886	—	1,886
Financial Liabilities
Deposits	$656,262	$—	$530,230	$124,801	$655,031
Subordinated debt	4,943	—	—	4,756	4,756
Junior subordinated debt	9,279	—	—	9,632	9,632
Accrued interest payable	95	—	95	—	95

Notes to Consolidated Financial Statements (Unaudited)

	Fair Value Measurements at December 31, 2016 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$41,092	$41,092	$—	$—	$41,092
Securities available for sale	94,802	11	94,791	—	94,802
Securities held to maturity	53,398	—	51,223	1,486	52,709
Restricted securities	1,548	—	1,548	—	1,548
Loans held for sale	337	—	337	—	337
Loans, net	480,746	—	—	481,475	481,475
Bank owned life insurance	13,928	—	13,928	—	13,928
Accrued interest receivable	1,746	—	1,746	—	1,746
Financial Liabilities
Deposits	$645,570	$—	$517,143	$127,179	$644,322
Subordinated debt	4,930	—	—	4,715	4,715
Junior subordinated debt	9,279	—	—	9,075	9,075
Accrued interest payable	95	—	95	—	95

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

During the first quarter of 2017, the Company granted and issued 2,000 shares of common stock to the Chief Executive Officer for his individual performance and dedicated service to the Company. During the third quarter of 2017, the Company granted and issued 2,728 shares of common stock to members of the Board of Directors for their dedicated service and support. Compensation expense related to stock awards totaled $72 thousand for the nine months ended September 30, 2017. The Company did not have compensation expense related to stock awards for the nine months ended September 30, 2016.

Notes to Consolidated Financial Statements (Unaudited)

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

	Nine Months Ended
	September 30, 2017
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	10,259	$8.88
Granted	3,939	15.20
Vested	(8,536)	9.89
Forfeited	—	—
Unvested, end of period	5,662	$11.76

At September 30, 2017, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $37 thousand. This expense is expected to be recognized through 2019. Compensation expense related to restricted stock unit awards recognized for the nine months ended September 30, 2017 and 2016 totaled $57 thousand and $72 thousand, respectively. As of September 30, 2017, the Company does not expect the forfeiture of any unvested restricted stock units.
Note 14. Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(192)	$(1,396)	$(1,588)
Unrealized holding gains (net of tax, $593)	1,151	—	1,151
Reclassification adjustment (net of tax, ($3))	(7)	—	(7)
Change during period	1,144	—	1,144
Balance at September 30, 2016	$952	$(1,396)	$(444)
Balance at December 31, 2016	$(860)	$—	$(860)
Unrealized holding gains (net of tax, $321)	623	—	623
Reclassification adjustment (net of tax, ($8))	(16)	—	(16)
Change during period	607	—	607
Balance at September 30, 2017	$(253)	$—	$(253)

Notes to Consolidated Financial Statements (Unaudited)

The following tables present information related to reclassifications from accumulated other comprehensive loss for the three and nine month periods ended September 30, 2017 and 2016 (in thousands).

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended
	September 30, 2017	September 30, 2016
Securities available for sale:
Net securities gains reclassified into earnings	$(11)	$(4)	Net gains on calls and sales of securities available for sale
Related income tax expense	4	1	Income tax expense
Total reclassifications	$(7)	$(3)	Net of tax

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	Nine Months Ended
	September 30, 2017	September 30, 2016
Securities available for sale:
Net securities gains reclassified into earnings	$(24)	$(10)	Net gains on calls and sales of securities available for sale
Related income tax expense	8	3	Income tax expense
Total reclassifications	$(16)	$(7)	Net of tax

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	conditions in the financial markets and economic conditions may adversely affect the Company’s business;

•	the inability of the Company to successfully manage its growth or implement its growth strategy;

•	difficulties in combining the operations of acquired bank branches or entities with the Company’s own operations;

•	the Company’s inability to successfully obtain the expected benefits of new or acquired bank branches or entities;

•	intense competition from other businesses both in making loans and attracting deposits;

•	the composition of the deposit portfolio, including the types of deposit accounts and customers, may change, which could impact revenue from service charges on deposits;

•	consumers may increasingly decide not to use the Company to complete their financial transactions;

•	limited availability of financing or inability to raise capital;

•	exposure to operational, technological, and organizational risk;

•	reliance on other companies to provide key components of their business infrastructure;

•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;

•	operational functions of business counterparties over which the Company may have limited or no control may experience disruptions;

•	nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition;

•	allowance for loan losses may prove to be insufficient to absorb losses in the loan portfolio;

•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;

•	legislative or regulatory changes or actions, or significant litigation;

•	the limited trading market for the Company’s common stock; it may be difficult to sell shares;

•	unexpected loss of management personnel;

•	losses that could arise from breaches in cyber-security and theft of customer account information;

•	increases in FDIC insurance premiums could adversely affect the Company’s profitability;

•	the ability to retain customers and secondary funding sources if the Company’s reputation would become damaged;

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Company’s customers’ ability to repay loans; and

•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2016.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at September 30, 2017 and statements of income of the Company for the three and nine month periods ended September 30, 2017 and 2016 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2016. The statements of income for the three and nine month periods ended September 30, 2017 may not be indicative of the results to be achieved for the year.

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

Products, Services, Customers and Locations

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley and central regions of Virginia. Within this market area, there are various types of industry including medical and professional services, manufacturing, retail, warehousing, Federal government, hospitality, and higher education.

The Bank’s products and services are delivered through 15 bank branch offices located throughout the Shenandoah Valley and central regions of Virginia, two loan production offices, and a customer service center in a retirement village. The branch offices are comprised of 14 full service retail banking offices and one drive-thru express banking office. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2016. The Bank recently entered a new market in the central region of Virginia by opening a branch office in the city of Richmond during the fourth quarter of 2017. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.

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

Primary expense categories are salaries and employee benefits, which comprised 56% of noninterest expenses for the nine month period ended September 30, 2017, followed by occupancy and equipment expense, which comprised 13% of noninterest expenses. Historically, the provision for loan losses has also been a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses.

Quarterly Performance

Net income increased by $138 thousand to $1.8 million, or $0.37 per basic and diluted share, for the three months ended September 30, 2017, compared to $1.7 million, or $0.34 per basic and diluted share, for the same period in 2016. Return on average assets was 1.00% and return on average equity was 12.78% for the third quarter of 2017, compared to 0.95% and 13.44%, respectively, for the same period in 2016.

The $138 thousand increase in net income for the three month period ended September 30, 2017 resulted primarily from a $573 thousand, or 10%, increase in net interest income and a $46 thousand, or 1%, decrease in noninterest expenses, compared to the same period of 2016. These increases were partially offset by a $294 thousand, or 13%, decrease in noninterest income and a $187 thousand increase in income tax expense.

Net interest income increased from a higher net interest margin and from higher average earning asset balances. Average earning asset balances increased 3%, and the net interest margin increased 22 basis points to 3.79% for the third quarter of 2017, compared to 3.57% for the same period in 2016. Noninterest income decreased primarily from lower service charges on deposit accounts and lower other operating income. Noninterest expense decreased primarily from lower supplies expense, lower ATM and check card fees, lower FDIC assessment, and lower amortization expense of core deposit intangibles. Based on management's allowance for loan loss analysis, a provision for loan losses was not required during the third quarter of 2017 or 2016. For a more detailed discussion of the provision for loan losses, see “Provision for Loan Losses” below.

Year-to-Date Performance

Net income increased by $905 thousand to $5.1 million, or $1.04 per basic and diluted share, for the nine months ended September 30, 2017, compared to $4.2 million, or $0.86 per basic and diluted share, for the same period in 2016. Return on average assets was 0.95% and return on average equity was 12.47% for the nine months ended September 30, 2017, compared to 0.80% and 11.62%, respectively, for the same period in 2016.

The $905 thousand increase in net income for the nine month period ended September 30, 2017 resulted primarily from a $1.3 million, or 8%, increase in net interest income and a $590 thousand, or 3%, decrease in noninterest expenses, compared to the same period of 2016. These favorable variances were partially offset by a $430 thousand, or 7%, decrease in noninterest income and a $574 thousand increase in income tax expense.

Net interest income increased from a higher net interest margin and from higher average earning asset balances. Average earning asset balances increased 4%, and the net interest margin increased 13 basis points to 3.74% for the nine months ended September 30, 2017, compared to 3.61% for the same period in 2016. Noninterest income decreased primarily from lower service charges on deposit accounts and lower other operating income. Noninterest expense decreased primarily from lower salaries and employee benefits expense, lower FDIC assessment, and lower amortization expense of core deposit intangibles. Based on management's allowance for loan loss analysis, a provision for loan losses was not required during the nine month period ended September 30, 2017 or 2016. For a more detailed discussion of the provision for loan losses, see “Provision for Loan Losses” below.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding OREO (expense)/income, amortization of intangibles, and losses on disposal of premises and equipment, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding securities gains. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Noninterest expense	$5,807	$5,853	$17,263	$17,853
Add/(Subtract): other real estate owned (expense)/income, net	—	(1)	(6)	120
Subtract: amortization of intangibles	(151)	(187)	(480)	(592)
Subtract: losses on disposal of premises and equipment, net	—	(8)	—	(8)
	$5,656	$5,657	$16,777	$17,373
Tax-equivalent net interest income	$6,514	$5,943	$18,940	$17,637
Noninterest income	2,017	2,311	5,936	6,366
Subtract: securities gains, net	(11)	(4)	(24)	(10)
	$8,520	$8,250	$24,852	$23,993
Efficiency ratio	66.38%	68.57%	67.51%	72.41%
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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
GAAP measures:
Interest income – loans	$6,138	$5,500	$17,717	$16,106
Interest income – investments and other	898	842	2,670	2,705
Interest expense – deposits	(446)	(338)	(1,234)	(1,000)
Interest expense – federal funds purchased	—	—	—	(3)
Interest expense – subordinated debt	(91)	(91)	(269)	(270)
Interest expense – junior subordinated debt	(79)	(65)	(223)	(190)
Interest expense – other borrowings	—	(1)	—	(6)
Total net interest income	$6,420	$5,847	$18,661	$17,342
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$18	$26	$55	$76
Tax benefit realized on non-taxable interest income – municipal securities	76	70	224	219
Total tax benefit realized on non-taxable interest income	$94	$96	$279	$295
Total tax-equivalent net interest income	$6,514	$5,943	$18,940	$17,637

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

•
Consumer and other loans carry risk associated with the continued creditworthiness of the borrower and the value of the collateral, if any. These loans are typically either unsecured or secured by rapidly depreciating assets such as automobiles. They are also likely to be immediately and adversely affected by job loss, divorce, illness, personal bankruptcy, or other changes in circumstances. Consumer and other loans also include purchased consumer loans which could have been originated outside of the Company's market area.

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

Other Real Estate Owned (OREO)

Other real estate owned (OREO) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is initially recorded at fair value less estimated costs to sell to establish a new cost basis. OREO is subsequently reported at the lower of cost or fair value less costs to sell, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its distressed asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned. Management reviews the value of other real estate owned each quarter and adjusts the values as appropriate. Revenue and expenses from operations and changes in the valuation allowance are included in other real estate owned expense (income).

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

Residential loan originations are primarily generated by mortgage loan officer solicitations and referrals by employees, real estate professionals, and customers. Commercial real estate loan originations are obtained through direct solicitation and additional business from existing customers. All completed loan applications are reviewed by the Bank’s loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. Loan quality is analyzed based on the Bank’s experience and credit underwriting guidelines depending on the type of loan involved. Real estate collateral is valued by independent appraisers who have been pre-approved by the Board Loan Committee.
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
In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At September 30, 2017, commitments to extend credit, stand-by letters of credit and rate lock commitments totaled $93.4 million.

Construction and Land Development Lending

The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. The majority of these loans have an average life of approximately one year and re-price as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction and land development loans sometimes involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction and land development lending is the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated based on the completion of construction. Thus, there is risk associated with failure to complete construction and potential cost overruns. To mitigate the risks associated with this type of lending, the Bank generally limits loan amounts to 80% of the appraised value, in addition to analyzing the cost of the project and the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, typically requires personal guarantees from the borrower’s principal owners, and typically monitors the progress of the construction project during the draw period.

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

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, office and retail buildings, hotels, industrial buildings, and religious facilities. Commercial real estate loan originations are obtained through direct solicitation of customers and potential customers. The valuation of commercial real estate collateral is provided by independent appraisers who have been approved by the Board Loan Committee. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness, prior credit history and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and considers the valuation of the real estate collateral.

Commercial and Industrial Lending

Commercial and industrial loans generally may have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business. The loans may be unsecured or secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, any collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much reliability as real estate.

Consumer Lending

Loans to individual borrowers may be secured or unsecured, and include unsecured consumer loans and lines of credit, automobile loans, deposit account loans and installment and demand loans. These consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.
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

Net Interest Income

For the three months ended September 30, 2017, net interest income increased $573 thousand, or 10%, to $6.4 million for the quarter ended September 30, 2017, compared to $5.8 million for the third quarter of 2016. The increase resulted from a higher net interest margin and higher average earning asset balances. Average earning asset balances increased 3%, and the net interest margin increased 22 basis points to 3.79% for the quarter ended September 30, 2017, compared to 3.57% for the same period in 2016. The increase in the net interest margin resulted from a 28 basis point increase in the yield on total earning assets, which was partially offset by a 6 basis point increase in interest expense as a percent of average earning assets.

The higher yield on earning assets was primarily attributable to an increase in yields from all earning asset classes and a change in the composition of earning assets. Yields increased on loans, securities, and interest-bearing deposits in banks by 12 basis points, 17 basis points, and 66 basis points, respectively. A change in the asset composition also favorably impacted the earning asset yield, as average loan balances increased to 75% of average earning assets for the quarter ended September 30, 2017, compared to 71% of average earning assets for the same period in 2016.

The increase in interest expense as a percent of average earning assets was primarily attributable to higher interest rates paid on interest-bearing deposits, with the largest impact coming from the cost of interest-bearing checking accounts, which increased by 17 basis points comparing the periods.

For the nine months ended September 30, 2017, net interest income increased $1.3 million, or 8%, to $18.7 million, compared to $17.3 million for the same period in 2016. The increase resulted from a higher net interest margin and higher average earning asset balances. Average earning asset balances increased 4%, and the net interest margin increased 13 basis points to 3.74% for the nine months ended September 30, 2017, compared to 3.61% for the same period in 2016. The 13 basis point increase in the net interest margin resulted from a 17 basis point increase in the yield on total earning assets, which was partially offset by a 4 basis point increase in interest expense as a percent of average earning assets.

The higher yield on earning assets was attributable to an increase in yields from all earning asset classes and a change in the composition of earning assets. Yields increased on loans, securities, and interest-bearing deposits in banks by 3 basis points, 14 basis points, and 35 basis points, respectively. A change in the asset composition also favorably impacted the earning asset yield, as average loan balances increased to 74% of average earning assets for the nine months ended September 30, 2017, compared to 70% of average earning assets for the same period in 2016.

The increase in interest expense as a percent of average earning assets was primarily attributable to higher interest rates paid on interest-bearing deposits, with that largest impact coming from the cost of interest-bearing checking accounts, which increased by 16 basis points comparing the periods.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):
Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$118,819	$637	2.13%	$124,634	$613	1.95%
Tax-exempt (1)	25,642	224	3.46%	23,102	206	3.54%
Restricted	1,570	21	5.31%	1,569	20	5.18%
Total securities	$146,031	$882	2.40%	$149,305	$839	2.23%
Loans: (2)
Taxable	$503,625	$6,103	4.81%	$462,888	$5,452	4.69%
Tax-exempt (1)	4,906	53	4.22%	6,799	74	4.33%
Total loans	$508,531	$6,156	4.80%	$469,687	$5,526	4.68%
Federal funds sold	1	—	1.28%	—	—	—%
Interest-bearing deposits with other institutions	27,237	92	1.34%	42,632	73	0.68%
Total earning assets	$681,800	$7,130	4.15%	$661,624	$6,438	3.87%
Less: allowance for loan losses	(5,459)			(5,686)
Total non-earning assets	53,310			54,067
Total assets	$729,651			$710,005
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$165,274	$184	0.44%	$152,441	$102	0.27%
Regular savings	127,672	25	0.08%	127,472	27	0.08%
Money market accounts	63,108	49	0.31%	62,979	26	0.17%
Time deposits:
$100,000 and over	43,418	88	0.80%	44,659	84	0.74%
Under $100,000	79,566	100	0.50%	86,780	98	0.45%
Brokered	550	—	0.10%	601	1	0.45%
Total interest-bearing deposits	$479,588	$446	0.37%	$474,932	$338	0.28%
Subordinated debt	4,941	91	7.28%	4,924	91	7.32%
Junior subordinated debt	9,279	79	3.38%	9,279	65	2.78%
Other borrowings	—	—	—%	489	1	0.97%
Total interest-bearing liabilities	$493,808	$616	0.50%	$489,624	$495	0.40%
Non-interest bearing liabilities
Demand deposits	175,249			164,254
Other liabilities	3,737			5,967
Total liabilities	$672,794			$659,845
Shareholders’ equity	56,857			50,160
Total liabilities and Shareholders’ equity	$729,651			$710,005
Net interest income		$6,514			$5,943
Interest rate spread			3.65%			3.47%
Cost of funds			0.37%			0.30%
Interest expense as a percent of average earning assets			0.36%			0.30%
Net interest margin			3.79%			3.57%

(1)
Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $94 thousand and $96 thousand for the three months ended September 30, 2017 and 2016, respectively.

(2)	Loans placed on a non-accrual status are reflected in the balances.

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$119,191	$1,933	2.17%	$133,659	$2,037	2.04%
Tax-exempt (1)	24,999	660	3.53%	24,131	644	3.57%
Restricted	1,563	62	5.31%	1,570	60	5.12%
Total securities	$145,753	$2,655	2.44%	$159,360	$2,741	2.30%
Loans: (2)
Taxable	$495,120	$17,611	4.76%	$451,142	$15,960	4.73%
Tax-exempt (1)	5,060	161	4.23%	6,853	222	4.33%
Total loans	$500,180	$17,772	4.75%	$457,995	$16,182	4.72%
Federal funds sold	—	—	—%	1	—	—%
Interest-bearing deposits with other institutions	31,159	239	1.03%	35,847	183	0.68%
Total earning assets	$677,092	$20,666	4.08%	$653,203	$19,106	3.91%
Less: allowance for loan losses	(5,413)			(5,586)
Total non-earning assets	53,427			55,556
Total assets	$725,106			$703,173
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$164,059	$500	0.41%	$150,042	$279	0.25%
Regular savings	128,530	76	0.08%	125,671	78	0.08%
Money market accounts	61,489	111	0.24%	61,109	76	0.17%
Time deposits:
$100,000 and over	43,732	254	0.78%	46,157	281	0.81%
Under $100,000	81,141	291	0.48%	88,692	284	0.43%
Brokered	572	2	0.37%	601	2	0.45%
Total interest-bearing deposits	$479,523	$1,234	0.34%	$472,272	$1,000	0.28%
Federal funds purchased	1	—	1.20%	447	3	1.03%
Subordinated debt	4,937	269	7.28%	4,919	270	7.33%
Junior subordinated debt	9,279	223	3.21%	9,279	190	2.73%
Other borrowings	—	—	—%	1,650	6	0.49%
Total interest-bearing liabilities	$493,740	$1,726	0.47%	$488,567	$1,469	0.40%
Non-interest bearing liabilities
Demand deposits	172,443			160,152
Other liabilities	3,894			5,882
Total liabilities	$670,077			$654,601
Shareholders’ equity	55,029			48,572
Total liabilities and Shareholders’ equity	$725,106			$703,173
Net interest income		$18,940			$17,637
Interest rate spread			3.61%			3.51%
Cost of funds			0.35%			0.30%
Interest expense as a percent of average earning assets			0.34%			0.30%
Net interest margin			3.74%			3.61%

(1)
Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $279 thousand and $295 thousand for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Loans placed on a non-accrual status are reflected in the balances.

Provision for Loan Losses

The Bank did not record a provision for loan losses during the third quarter of 2017 or 2016, which resulted in a total allowance for loan losses of $5.3 million, or 1.03% of total loans, at September 30, 2017. This compared to an allowance for loan losses of $5.3 million, or 1.09% of total loans, at December 31, 2016, and $5.6 million, or 1.19% of total loans, at September 30, 2016. Although no provision expense was required, there were notable changes among the allowance for loan losses allocated to individual loan classes. The allowance for loan losses allocated to the consumer and other loans portfolio increased by $417 thousand during the first nine months of 2017, which was offset by a $257 thousand decrease in the allowance for loan losses allocated to the 1-4 family residential loan portfolio and a $181 thousand decrease in the allowance for loan losses allocated to the other real estate portfolio. The increase in the allocation to the consumer and other loans portfolio resulted from higher historical loss rates and increases in loan balances. Consumer and other loan balances increased primarily from purchases of consumer loans at their origination at par value. Purchased consumer loans totaled $5.8 million at September 30, 2017.  The decrease in the allocation to the 1-4 family residential loan portfolio resulted from a decrease in historical loss rates and an improvement in prior periods to the qualitative adjustment factors for improved economic conditions. The decrease in the allocation to the other real estate portfolio resulted from an improvement in prior periods to the qualitative adjustment factors for improved economic conditions.

The Bank did not record a provision for loan losses during the quarter. Both the general and specific reserve components of the allowance for loan losses decreased slightly as a result of $143 thousand of net charge-offs during the third quarter of 2017, compared to $124 thousand of net charge-offs for the same period in 2016.

For the nine months ended September 30, 2017 or 2016, the Bank did not record a provision for loan losses. During 2017, an increase in the general reserve component of the allowance for loan losses was offset by a decrease in the specific reserve component. Net charge-offs totaled $20 thousand for the first nine months of 2017 compared to $86 thousand of net recoveries for the same period of 2016. The increase in the general reserve resulted primarily from the impact of $28.6 million of loan growth during the first nine months of 2017. The impact of loan growth on the general reserve was partially offset by improvements in qualitative adjustment factors in prior periods. The improvements in qualitative adjustment factors resulted from improved asset quality in the 1-4 Family Residential, Other Real Estate, and Commercial and Industrial loan classes, as evidenced by lower substandard and past due loan amounts included in these respective classes, and improved economic conditions. The specific reserve component decreased primarily from the Bank's decision to partially charge-off certain loans included in the specific reserve calculation.

Noninterest Income

Noninterest income decreased $294 thousand, or 13%, to $2.0 million for the three months ended September 30, 2017, compared to $2.3 million for the same period in 2016. The decrease in noninterest income was primarily attributable to a $181 thousand, or 19%, decrease in service charges on deposit accounts and a $113 thousand, or 62%, decrease in other operating income, when comparing the periods. The decrease in service charges on deposit accounts was a result of lower overdraft revenue. The decrease in other operating income was primarily attributable to a $102 thousand life insurance benefit recorded during the third quarter of 2016, which was offset by a $100 thousand death benefit payment to the beneficiary recorded in other operating expense. These decreases were partially offset by a $20 thousand increase in wealth management fees.

For the nine months ended September 30, 2017, noninterest income decreased $430 thousand, or 7%, to $5.9 million, compared to $6.4 million for the same period in 2016. The decrease in noninterest income was primarily attributable to a $385 thousand, or 15%, decrease in service charges on deposit accounts and a $111 thousand, or 33%, decrease in other operating income, when comparing the periods. The decrease in service charges on deposit accounts was a result of lower overdraft revenue. The decrease in other operating income was primarily attributable to a $102 thousand life insurance benefit recorded during 2016, which was offset by a $100 thousand death benefit payment to the beneficiary recorded in other operating expense. These decreases were partially offset by a $52 thousand increase in wealth management fees.

Noninterest Expense

Noninterest expense decreased $46 thousand, or 1%, to $5.8 million for the quarter ended September 30, 2017, compared to $5.9 million for the same period in 2016. The decrease in noninterest expense was primarily attributable to a $27 thousand decrease in supplies expense, a $24 thousand decrease in ATM and check card fees, a $22 thousand decrease in FDIC assessment, and a $36 thousand decrease in amortization expense, when comparing the periods. These decreases were partially offset by a $38 thousand increase in salaries and employee benefits and an $37 thousand increase in legal and professional fees.

Supplies expense and ATM and check card fees both decreased primarily from efforts to lower operating costs. The decrease in FDIC assessment resulted from lower FDIC deposit insurance assessment rates as a result of changes put into effect by the FDIC combined with the Bank's financial condition. Amortization expense decreased due to accelerated amortization of core deposit intangibles in prior quarters.
The increase in salaries and employee benefits resulted primarily from higher health insurance expense and from the addition of employees during the quarter to a new branch office in Richmond, Virginia. As a result of the new branch office, the Company expects noninterest expenses to increase in future periods. Expense categories most likely impacted in future periods include salaries and employee benefits, occupancy, and equipment.
Legal and professional fees increased primarily from increases in consulting and professional fees, when comparing the periods. Consulting expenses increased primarily from an increase in investment advisory expenses for the wealth management department, which resulted from higher assets under management. Professional fees increased primarily from external loan review services.
For the nine months ended September 30, 2017, noninterest expense decreased $590 thousand, or 3%, to $17.3 million, compared to $17.9 million for the same period in 2016. The decrease in noninterest expense was primarily attributable to a $457 thousand decrease in salaries and employee benefits, a $114 thousand decrease in FDIC assessment, and a $112 thousand decrease in amortization expense, when comparing the periods. These decreases were partially offset by a $126 thousand increase in net other real estate expense. Other real estate owned expense totaled $6 thousand for the nine months ended September 30, 2017, compared to other real estate income of $120 thousand for the same period in 2016.
Salaries and employee benefits decreased $457 thousand primarily from lower salaries and wage expense and retirement plan expense, which decreased $243 thousand and $137 thousand, respectively. Salaries and wage expense decreased primarily from a reduction in the number of employees, which was related to the Company’s efforts to operate more efficiently. Retirement plan costs decreased as a result of fewer employees and changes to employee retirement plans. Changes to retirement plans included an amendment to the defined benefit pension plan and the Company’s intention to terminate the plan, which decreased pension expense. The decrease in pension expense was partially offset by an increase in the amount of employer contributions to the Company’s 401(k) defined contribution plan. The decrease in FDIC assessment resulted from lower FDIC deposit insurance assessment rates as a result of the changes put into effect by the FDIC combined with the Bank's financial condition. Amortization expense decreased due to accelerated amortization of core deposit intangibles in prior years.

Income Taxes

The Company’s income tax provision differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and nine month periods ended September 30, 2017 and 2016. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income. A more detailed discussion of the Company’s tax calculation is contained in Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Financial Condition

General

Total assets increased by $15.5 million to $731.5 million at September 30, 2017 compared to $716.0 million at December 31, 2016. The increase was primarily attributable to a $28.7 million increase in net loans, when comparing the periods. The increase in net loans was partially offset by a $6.5 million decrease in interest-bearing deposits in banks and a $5.7 million decrease in securities since December 31, 2016.
Total deposits increased by $10.7 million to $656.3 million at September 30, 2017 compared to $645.6 million at December 31, 2016. Noninterest-bearing demand deposits and savings and interest-bearing deposits increased $11.3 million and $1.8 million, respectively, when comparing the periods. These increases were partially offset by a $2.4 million decrease in time deposits since December 31, 2016.

Loans

Loans, net of the allowance for loan losses, increased $28.7 million, or 6% to $509.4 million at September 30, 2017, compared to $480.7 million at December 31, 2016. Growth of the loan portfolio was led by other real estate loans with balances that increased $10.9 million during the first nine months of 2017, followed by consumer and other loans with balances that increased by $5.6 million.
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
Real Estate Loans – Construction and Land Development: The Company originates construction loans for the acquisition and development of land and construction of commercial buildings, condominiums, townhomes, and one-to-four family residences.
Real Estate Loans – 1-4 Family: This class of loans includes loans secured by one-to-four family homes. In addition to traditional residential mortgage loans secured by a first or junior lien on the property, the Bank offers home equity lines of credit.
Real Estate Loans – Other: This loan class consists primarily of loans secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, office and retail buildings, industrial and warehouse buildings, hotels, and religious facilities.
Commercial and Industrial Loans: Commercial loans may be unsecured or secured with non-real estate commercial property. The Company's banking subsidiary makes commercial loans to businesses located within its market area and also to businesses outside of its market area through loan participations with other financial institutions.
Consumer and Other Loans: Consumer loans include all loans made to individuals for consumer or personal purposes. They include new and used automobile loans, unsecured loans, and lines of credit. The Company's banking subsidiary makes consumer loans to individuals located within its market area and also to individuals outside it market through the purchase of loans from another financial institution.
A substantial portion of the loan portfolio is represented by residential and commercial loans secured by real estate throughout the Bank's market area. The ability of the Bank’s debtors to honor their contracts may be impacted by the real estate and general economic conditions in this area.
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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $89 thousand at September 30, 2017, compared to $116 thousand at December 31, 2016. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.
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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $5.0 million and $4.9 million at September 30, 2017 and December 31, 2016, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $340 thousand and $460 thousand in loans classified as TDRs as of September 30, 2017 and December 31, 2016, respectively.

Asset Quality

Management classifies non-performing assets as non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank’s OREO totaled $250 thousand at September 30, 2017 and December 31, 2016. There was not a valuation allowance for other real estate owned at September 30, 2017 or December 31, 2016.

Non-performing assets totaled $2.4 million at September 30, 2017 and $1.8 million at December 31, 2016, representing 0.32% and 0.25% of total assets, respectively. Non-performing assets included $2.1 million in non-accrual loans and $250 thousand in OREO at September 30, 2017. This compares to $1.5 million in non-accrual loans and $250 thousand in OREO at December 31, 2016.
At September 30, 2017, 45% of non-performing assets related to construction and land development loans, 26% related to residential real estate loans, 18% related to commercial real estate loans, and 11% related to properties originally used for branch operations which are no longer used for that purpose. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $9.2 million and $8.1 million at September 30, 2017 and December 31, 2016, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing totaled $89 thousand at September 30, 2017, which was comprised of two loans expected to pay all principal and interest amounts contractually due to the Bank and one purchased consumer and other loan. Consumer and other loans purchased at origination are charged-off when they are greater than 120 days past due. There were $116 thousand of loans greater than 90 days past due and still accruing at December 31, 2016.
The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $5.3 million at September 30, 2017 and December 31, 2016, representing 1.03% and 1.09% of total loans, respectively. For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.
Recoveries of loan losses of $17 thousand, $422 thousand, $232 thousand, and $1 thousand were recorded in the construction and land development, 1-4 family residential, other real estate, and commercial and industrial loan classes, respectively, during the nine month period ended September 30, 2017. The recoveries of loan losses in the construction and land development, 1-4 family residential, and commercial and industrial loan classes resulted from net recoveries of loans charged-off in prior periods and improvements in the historical loss rate and qualitative adjustment factors. The recovery of loan losses in the other real estate loan class resulted from net recoveries of loans charged-off in prior periods and improvements in the qualitative adjustment factors. Improvements in qualitative adjustment factors for the construction and land development loan class resulted from improving economic conditions. Improvements in qualitative adjustment factors for the 1-4 family residential, other real estate, and commercial and industrial loan classes resulted from improving asset quality and economic conditions. These recoveries were offset by provision for loan losses experienced in the consumer and other loan class. The provision for loan losses in the consumer and other loan class resulted primarily from an increase in the general reserve requirement due to growth in the loan portfolio and worsened historical loss rates.
Impaired loans totaled $5.0 million and $4.9 million at September 30, 2017 and December 31, 2016, respectively. There was not a related allowance for loan losses provided for these loans at September 30, 2017. The related allowance for loan losses provided for impaired loans totaled $37 thousand at December 31, 2016. The average recorded investment in impaired loans during the nine months ended September 30, 2017 and the year ended December 31, 2016 was $4.8 million and $7.0 million, respectively. Included in the impaired loans total are loans classified as TDRs totaling $340 thousand and $460 thousand at September 30, 2017 and December 31, 2016, respectively. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of September 30, 2017, $287 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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
Securities at September 30, 2017 totaled $144.0 million, a decrease of $5.7 million, or 4%, from $149.7 million at December 31, 2016. The investment portfolio decreased during the first nine months of 2017 as loan growth was partially funded by cash flow received from the securities portfolio. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate equity securities, corporate debt securities, and restricted securities. As of September 30, 2017, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $452 thousand and $333 thousand at September 30, 2017 and December 31, 2016, respectively. Gross unrealized losses in the available for sale portfolio totaled $835 thousand and $1.6 million at September 30, 2017 and December 31, 2016, respectively. Gross unrealized gains in the held to maturity portfolio totaled $287 thousand and $19 thousand at September 30, 2017 and December 31, 2016, respectively. Gross unrealized losses in the held to maturity portfolio totaled $247 thousand and $708 thousand at September 30, 2017 and December 31, 2016, respectively. Investments in an unrealized loss position were considered temporarily impaired at September 30, 2017 and December 31, 2016. The change in the unrealized gains and losses of investment securities from December 31, 2016 to September 30, 2017 was related to changes in market interest rates and was not related to credit concerns of the issuers.

Deposits

At September 30, 2017, deposits totaled $656.3 million, an increase of $10.7 million, from $645.6 million at December 31, 2016. There was not a significant change in the deposit mix when comparing the periods. At September 30, 2017, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 27%, 54%, and 19% of total deposits, respectively, compared to 26%, 54%, and 20% at December 31, 2016.

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
At September 30, 2017, cash, interest-bearing and noninterest-bearing deposits with banks, securities and loans maturing within one year totaled $106.3 million. At September 30, 2017, 14% or $70.7 million of the loan portfolio matures within one year. Non-deposit sources of available funds totaled $131.1 million at September 30, 2017, which included $80.2 million available from Federal Home Loan Bank of Atlanta (FHLB), $42.0 million of unsecured federal funds lines of credit with other correspondent banks and $8.9 million available through the Federal Reserve Discount Window.

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

The rules included new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank under the final rules were as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6% (increased from 4%); a total capital ratio of 8% (unchanged from previous rules); and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer is being phased-in over four years, which began on January 1, 2016, as follows: the maximum buffer was 0.625% of risk-weighted assets for 2016, is 1.25% for 2017, and will be 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of September 30, 2017 and December 31, 2016, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.
The following table shows the Bank’s regulatory capital ratios at September 30, 2017:

First Bank
Total capital to risk-weighted assets	13.91%
Tier 1 capital to risk-weighted assets	12.87%
Common equity Tier 1 capital to risk-weighted assets	12.87%
Tier 1 capital to average assets	9.06%
Capital conservation buffer ratio(1)	5.91%

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
Commitments to extend credit, which amounted to $75.5 million at September 30, 2017, and $71.4 million at December 31, 2016, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may or may not be drawn upon to the total extent to which the Bank is committed.
Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At September 30, 2017 and December 31, 2016, the Bank had $10.9 million and $9.0 million in outstanding standby letters of credit, respectively.
At September 30, 2017, the Bank had $7.0 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

101
The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	November 13, 2017
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	November 13, 2017
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.