Form 10-K
period 2017-12-31
FIRST NATIONAL CORP /VA/
filed 2018-03-23
CIK 719402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________
FORM 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-23976
 _______________________________________________________

(Exact name of registrant as specified in its charter)
 _______________________________________________________

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
Common Stock, $1.25 par value
(Title of class)
 _______________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2017 was $59,937,677.
The number of outstanding shares of common stock as of March 23, 2018 was 4,952,575.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2018 Annual Meeting of Shareholders – Part III

Part I
Cautionary Statement Regarding Forward-Looking Statements
First National Corporation (the Company) makes forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	conditions in the financial markets and economic conditions may adversely affect the Company’s business;

•	the inability of the Company to successfully manage its growth or implement its growth strategy;

•	difficulties in combining the operations of new or acquired bank branches or entities with the Company’s own operations;

•	the Company’s inability to successfully obtain the expected benefits of new or acquired bank branches or entities;

•	intense competition from other businesses both in making loans and attracting deposits;

•
the composition of the loan and deposit portfolio, including the types of accounts and customers, may change, which could impact the amount of net interest income and noninterest income in future periods, including revenue from service charges on deposits;

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

General
First National Corporation (the Company) is a bank holding company incorporated under Virginia law on September 7, 1983. The Company owns all of the stock of its primary operating subsidiary, First Bank (the Bank), which is a commercial bank chartered under Virginia law. The Company’s subsidiaries are:

•	First Bank (the Bank). The Bank owns:

•	First Bank Financial Services, Inc.

•	Shen-Valley Land Holdings, LLC

•	First National (VA) Statutory Trust II (Trust II)

•	First National (VA) Statutory Trust III (Trust III and, together with Trust II, the Trusts)

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
Products and Services
The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley and central regions of Virginia. Within this market area, there are various types of industry including medical and professional services, manufacturing, retail, warehousing, Federal government, hospitality, and higher education.

The Bank’s products and services are delivered through 15 bank branch offices located throughout the Shenandoah Valley and central regions of Virginia, a loan production office, and a customer service center in a retirement village. The branch offices are comprised of 14 full service retail banking offices and one drive-thru express banking office. For the location and general character of each of these offices, see Item 2 of this Form 10-K. The Bank recently entered a new market in the central region of Virginia by opening a branch office in the city of Richmond during the fourth quarter of 2017. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.

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
The Company believes its competitive advantages include long-term customer relationships, local management and directors, a commitment to excellent customer service, dedicated and loyal employees, and the support of and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-sized businesses, non-profit organizations, and local governmental entities within its communities. The Company’s primary operating subsidiary, First Bank, generally has a strong deposit share of the markets it serves. According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2017, the Bank was ranked third overall in its market area with 10.44% of the total deposit market. Since the Bank did not expand into the Richmond market until the fourth quarter of 2017, the deposit data for the Richmond market was not included in the information above.
No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.
Employees
At December 31, 2017, the Bank employed a total of 160 full-time equivalent employees. The Company considers relations with its employees to be excellent.
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
The Dodd-Frank Act also amended the Bank Holding Company Act of 1956, as amended (the BHCA) to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Federal Reserve Board issued final rules implementing the Volcker Rule on December 10, 2013. The Volcker Rule became effective on July 21, 2012 and the final rules were effective April 1, 2014, but the Federal Reserve Board issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2017. The implementation of the Volcker Rule has not had a material effect on the operations of the holding company or the Bank, as we generally do not engage in activities or hold investments impacted by the Volcker Rule.
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
Future Legislation and Regulation
Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of any proposed legislation could impact the regulatory structure under which the Company and the Bank operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank are difficult to predict, and could have a material, adverse effect on the business, financial condition and results of operations of the Company and the Bank.
The Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the Act) was enacted into law on December 22, 2017 and significantly changes the income tax laws of the United States. The Act reduces the corporate income tax rate to 21%, creates a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings), broadens the tax base, and allows for immediate capital expensing of certain qualified property. The Act also requires companies to pay minimum taxes on foreign earnings and subjects certain payments from corporations to foreign related parties to additional taxes.
When changes in tax rates and laws are enacted, the Company must recognize the changes in the period in which the enactment occurs. Since the Act reduces the Company's corporate tax rate from 34% to 21%, the Company recorded a $752 thousand charge to income tax expense in 2017 related to the re-measurement of net deferred tax assets resulting from the new 21% corporate tax rate.
The Company
General. As a bank holding company registered under the BHCA, the Company is subject to supervision, regulation, and examination by the Board of Governors of the Federal Reserve System (the Federal Reserve). The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation, and examination by the Virginia State Corporation Commission (the SCC).
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
The Company's ability to pay dividends on common stock is also limited by contractual restrictions under our junior subordinated debt. Interest must be paid on the junior subordinated debt before dividends may be paid to common shareholders. The Company is current in its interest payments on junior subordinated debt; however, it has the right to defer distributions on its junior subordinated debt, during which time no dividends may be paid on its common stock. If the Company does not have sufficient earnings in the future and begins to defer distributions on the junior subordinated debt, it will be unable to pay dividends on its common stock until it becomes current on those distributions.
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
The rules included new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank under the final rules were as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6% (increased from 4%); a total capital ratio of 8% (unchanged from previous rules); and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer is being phased-in over four years, which began on January 1, 2016, as follows: the maximum buffer was 0.625% of risk-weighted assets for 2016 and 1.25% for 2017, and will be 1.875% for 2018 and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of December 31, 2017 and December 31, 2016, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at December 31, 2017:

First Bank
Total capital to risk-weighted assets	13.12%
Tier 1 capital to risk-weighted assets	12.09%
Common equity Tier 1 capital to risk-weighted assets	12.09%
Tier 1 capital to average assets	8.46%
Capital conservation buffer ratio(1)	5.12%

(1)
Calculated by subtracting the regulatory minimum capital ratio requirements from the Bank’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

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

In September 2017, the federal bank regulatory agencies proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Bank, that are not subject to the advanced approaches requirements. In November 2017, the regulatory agencies revised the capital rules enacted in 2013 to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which the Bank uses to calculate its capital ratios.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.
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
In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature through 2019.
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
Prompt Corrective Action. Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of “well capitalized” as of December 31, 2017.
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

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 (the Patriot Act) was enacted in response to the September 11, 2001 terrorist attacks. The Patriot Act was intended to strengthen U. S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism. The continuing impact on financial institutions of the Patriot Act and related regulations and policies is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities to identify persons who may be involved in terrorism or money laundering.
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
The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2017, the Company had not been made aware of any instances of non-compliance with the guidance.

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
The community banking industry is directly affected by national, regional, and local economic conditions. The economies in the Company’s market areas continued to show improvement during 2017. Management allocates significant resources to mitigate and respond to risks associated with the current economic conditions; however, such conditions cannot be predicted or controlled. Therefore, such conditions, including a reduction in federal government spending, a flatter yield curve, and extended low interest rates, could adversely affect the credit quality of the Company’s loans, and/or the Company’s results of operations and financial condition. The Company’s financial performance is dependent on the business environment in the markets where the Company operates, in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers. In addition, the Company holds securities which can be significantly affected by various factors including credit ratings assigned by third parties. An adverse credit rating in securities held by the Company could result in a reduction of the fair value of its securities portfolio and have an adverse impact on its financial condition. While general economic conditions in Virginia and the U.S. continued to improve in 2017, there can be no assurance that this improvement will continue.
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

Difficulties in combining the operations of new or acquired bank branches or entities with the Company’s own operations may prevent the Company from achieving the expected benefits from acquisitions.
The Company may not be able to achieve fully the strategic objectives and operating efficiencies expected in opening a new branch or through an acquisition. Inherent uncertainties exist in integrating the operations of a new or acquired entity or acquired branches. In addition, the markets and industries in which the Company and its potential new branch locations or acquisition targets operate are highly competitive. The Company may lose customers or the customers of acquired entities as a result of an acquisition; the Company may lose key personnel, either from the acquired entity or from itself; and the Company may not be able to control the incremental increase in noninterest expense arising from a new branch location or acquisition in a manner that improves its overall operating efficiencies. These factors could contribute to the Company’s not achieving the expected benefits from its new branch locations or acquisitions within desired time frames, if at all. Future business acquisitions could be material to the Company and it may issue additional shares of common stock to support those acquisitions, which would dilute current shareholders’ ownership interests. Acquisitions could also require the Company to use substantial cash or other liquid assets or to incur debt; the Company could therefore become more susceptible to economic downturns and competitive pressures.

New lines of business or new products and services may subject the Company to additional risk.
From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, strategic planning remains important as the Company adopts innovative products, services, and processes in response to the evolving demands for financial services and the entrance of new competitors, such as out-of-market banks and financial technology firms. Any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls, so the Company must responsibly innovate in a manner that is consistent with sound risk management and is aligned with the Bank’s overall business strategies. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition.
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
Consumers may increasingly decide not to use the Company to complete their financial transactions, which would have a material adverse impact on the Company’s financial condition and operations.
Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. The activity and prominence of so-called marketplace lenders and other technological financial service companies have grown significantly over recent years and are expected to continue growing. In addition, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.
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
From time to time, customers make claims and take legal action pertaining to the performance of the Company’s fiduciary responsibilities. Whether customer claims and legal action related to the performance of the Company’s fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

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
The Company’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets, such as loans and investment securities, and the interest rates paid on interest-bearing liabilities, such as deposits and borrowings. These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of the Federal Reserve and other governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment of loans, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if the Company does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. In addition, the Company’s ability to reflect such interest rate changes in pricing its products is influenced by competitive pressures. Fluctuations in these areas may adversely affect the Company and its shareholders. The Company is often at a competitive disadvantage in managing its costs of funds compared to the large regional or national banks that have access to the national and international capital markets.
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
The Company relies on other companies to provide key components of its business infrastructure.
Third parties provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company has selected these third party vendors carefully, it does not control their actions. Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third party vendor could also hurt the Company’s operations if those difficulties affect the vendor’s ability to serve the Company. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.
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
Multiple major U.S. retailers have recently experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of the retailers’ customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including the Company. Although the Company’s systems are not breached in retailer incursions, these events can cause the Company to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Company and its customers. In some cases, the Company may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within the Company’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

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
The Company’s allowance for loan losses may prove to be insufficient to absorb losses in its loan portfolio.
Like all financial institutions, the Company maintains an allowance for loan losses to provide for loans that its borrowers may not repay in their entirety. The Company believes that it maintains an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio as of the corresponding balance sheet date and in compliance with applicable accounting and regulatory guidance. However, the allowance for loan losses may not be sufficient to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Company’s operating results. Accounting measurements related to impairment and the allowance for loan losses require significant estimates that are subject to uncertainty and changes relating to new information and changing circumstances. The significant uncertainties surrounding the ability of the Company’s borrowers to execute their business models successfully through changing economic environments, competitive challenges, and other factors complicate the Company’s estimates of the risk of loss and amount of loss on any loan. Because of the degree of uncertainty and susceptibility of these factors to change, the actual losses may vary from current estimates. The Company expects fluctuations in the loan loss provisions due to the uncertain economic conditions.
The Company’s banking regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to increase its allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease the allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such required additional provisions for loan losses or charge-offs could have a material adverse effect on the Company’s financial condition and results of operations.
If the Company’s valuation allowance on OREO becomes inadequate, results of operations may be adversely affected.
The Company maintains a valuation allowance that it believes is a reasonable estimate of known losses in OREO. The Company obtains appraisals on all OREO properties on an annual basis and adjusts the valuation allowance accordingly. The carrying value of OREO is susceptible to changes in economic and real estate market conditions. Although the Company believes the valuation allowance is a reasonable estimate of known losses, such losses and the adequacy of the allowance cannot be fully predicted. Excessive declines in market values could have a material impact on financial performance.

The Company’s concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets.
The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer, and other loans. Many of the Company’s loans are secured by real estate (both residential and commercial) in the Company’s market areas. A major change in the real estate markets, resulting in deterioration in the value of this collateral, or in the local or national economy, could adversely affect borrowers’ ability to pay these loans, which in turn could negatively affect the Company. Risks of loan defaults and foreclosures are unavoidable in the banking industry; the Company tries to limit its exposure to these risks by monitoring extensions of credit carefully. The Company cannot fully eliminate credit risk; thus, credit losses will occur in the future. Additionally, changes in the real estate market also affect the value of foreclosed assets, and therefore, additional losses may occur when management determines it is appropriate to sell the assets.

The Company has a concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.
The Company’s commercial real estate portfolio consists primarily of owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Company’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in the percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition.
The Company’s banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies, and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on the Company’s results of operations.
The Company’s loan portfolio contains construction and development loans, and a decline in real estate values and economic conditions would adversely affect the value of the collateral securing the loans and have an adverse effect on the Company’s financial condition.
Although most of the Company’s construction and development loans are secured by real estate, the Company believes that, in the case of the majority of these loans, the real estate collateral by itself may not be a sufficient source for repayment of the loan if real estate values decline. If the Company is required to liquidate the collateral securing a construction and development loan to satisfy the debt, its earnings and capital may be adversely affected. A period of reduced real estate values may continue for some time, resulting in potential adverse effects on the Company’s earnings and capital.
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
Although the Company emphasizes local lending practices, the Company purchases certain loans through a third-party lending program. These portfolios include consumer loans and carry risks associated with the borrower, changes in the economic environment, and the vendor themselves. The Company manages these risks through policies that require minimum credit scores and other underwriting requirements, robust analysis of actual performance versus expected performance, as well as ensuring compliance with the Company's vendor management program. While these policies are designed to manage the risks associated with these loans, there can be no assurance that such measures will be effective in avoiding undue credit risk.

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
The Company is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banks and bank holding companies that are based on the Basel III regulatory capital reforms. These stricter capital requirements are being phased-in over a four-year period, which began on January 1, 2015, until they are fully-implemented on January 1, 2019. The application of these more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital and adversely affect future growth opportunities. In addition, if the Company fails to meet these minimum capital guidelines and/or other regulatory requirements, the Company’s financial condition could be materially and adversely affected.

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
The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (the FASB), the United States Securities Exchange Commission (the SEC), and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also impact the capital levels of the Company and the Bank, or require the Company to incur additional personnel or technology costs. Most notably, new guidance on the calculation of credit reserves using current expected credit losses was finalized in June, 2016. The standard will be effective for the Company beginning January 1, 2020. To implement the new standard, the Company will incur costs related to data collection and documentation, technology, and training. Implementation of the new standard could impact the required credit reserves, reported earnings, and capital levels of the Company.
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
The marginal tax rate applicable to the Company, as with all entities subject to federal income tax, is based on the Company’s taxable income. If the Company’s taxable income declines such that the Company’s marginal tax rate declines, the change in deferred income tax assets and liabilities would result in an expense during the period that a lower marginal tax rate occurs. If changes in tax rates and laws are enacted, the company will recognize the changes in the period in which they occur. On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law, which reduces the Company's corporate tax rate from 34% to 21%. The Company recorded a $752 thousand charge to income tax expense in 2017 related to the re-measurement of net deferred tax assets resulting from the new 21% corporate tax rate. For a more detailed discussion of the Tax Cuts and Jobs Act and how it affects the Company, see the section of this report entitled "Supervision and Regulation." Further changes in tax rates and laws could impair the Company’s deferred tax assets and result in an expense associated with the change in deferred tax assets and liabilities. The full impact of the Act may differ from the foregoing and from our expectations, possibly materially, due to changes in interpretations or in assumptions that we have made or that we make in 2018, guidance or regulations that may be promulgated, and other actions that we may take as a result of the legislation.

Risks Related To The Company’s Securities

The Company relies on dividends from its subsidiaries for substantially all of its revenue.
The Company is a bank holding company that conducts substantially all of its operations through the Bank. As a result, the Company relies on dividends from the Bank for substantially all of its revenues. There are various regulatory restrictions on the ability of the Bank to pay dividends or make other payments to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations, or pay a cash dividend to the holders of its common stock and the Company’s business, financial condition, and results of operations may be materially adversely affected. Further, although the Company has historically paid a cash dividend to the holders of its common stock, holders of the common stock are not entitled to receive dividends, and regulatory or economic factors may cause the Company’s Board of Directors to consider, among other things, the reduction of dividends paid on the Company’s common stock even if the Bank continues to pay dividends to the Company.
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
Current economic conditions or other factors may cause volatility in the Company’s common stock value.
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
The Company’s subordinated debt and junior subordinated debt are superior to its common stock, which may limit its ability to pay dividends on common stock in the future.
The Company's ability to pay dividends on common stock is also limited by contractual restrictions under its subordinated debt and junior subordinated debt. Interest must be paid on the subordinated debt and junior subordinated debt before dividends may be paid to common shareholders. The Company is current in its interest payments on subordinated debt and junior subordinated debt; however, it has the right to defer distributions on its junior subordinated debt, during which time no dividends may be paid on its common stock. If the Company does not have sufficient earnings in the future and begins to defer distributions on the junior subordinated debt, it will be unable to pay dividends on its common stock until it becomes current on those distributions.

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
The Jumpstart Our Business Startups Act (the JOBS Act) may allow the Company to terminate the registration of its common stock under the Exchange Act if it has fewer than 1,200 shareholders of record. If the Company is able to and determines to deregister its common stock under the Exchange Act, it would enable it to save significant expenses relating to its public disclosure and reporting requirements under the Exchange Act. However, a de-registration of common stock also would result in a reduction in the amount and frequency of publicly-available information about the Company and the Bank, which could adversely effect the liquidity and market price of the Company's common stock.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
The Company, through its primary operating subsidiary, First Bank, owns or leases buildings that are used in the normal course of business. The Company’s headquarters is located at 112 West King Street, Strasburg, Virginia. The Bank owns or leases various other offices in the counties and cities in which it operates. At December 31, 2017, the Bank operated 15 branches throughout the Shenandoah Valley and the central Virginia regions. The Bank also operates a loan production office in the Shenandoah Valley region of Virginia, as well as a customer service center in a retirement community. The Company’s operations center is in Strasburg, Virginia. All of the Company’s properties are in good operating condition and are adequate for the Company’s present and future needs. See Note 1, “Nature of Banking Activities and Significant Accounting Policies,” Note 6, “Premises and Equipment,” and Note 17, "Lease Commitments," in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information with respect to the amounts at which Bank premises and equipment are carried and commitments under long-term leases.

Item 3.	Legal Proceedings
There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Mine Safety Disclosures
None.

Part II
Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Market Prices and Dividends
Shares of the common stock of the Company are traded on the over-the-counter (OTC) market and quoted on the OTC Markets Group exchange under the symbol “FXNC.” As of March 16, 2018 the Company had 565 shareholders of record and approximately 606 additional beneficial owners of shares of common stock.
Following are the high and low prices of sales of common stock known to the Company, along with the dividends that were paid quarterly in 2016 and 2017 (per share).

	Market Prices and Dividends
	Sales Price ($)		Dividends ($)
	High	Low
2016:
1st quarter	9.10	8.70	0.03
2nd quarter	9.75	8.84	0.03
3rd quarter	11.14	9.50	0.03
4th quarter	13.13	10.65	0.03
2017:
1st quarter	15.55	12.85	0.035
2nd quarter	15.20	13.75	0.035
3rd quarter	15.50	14.25	0.035
4th quarter	18.03	15.35	0.035
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
The Company did not repurchase any shares of its common stock during 2017.

Item 6.	Selected Financial Data
The following is selected financial data for the Company for the last five years. This information has been derived from audited financial information included in Item 8 of this Form 10-K (in thousands, except ratios and per share amounts).

	As of and for the years ended December 31,
	2017	2016	2015	2014	2013
Results of Operations
Interest and dividend income	$27,652	$25,237	$22,165	$20,399	$21,157
Interest expense	2,386	1,982	1,441	1,778	2,709
Net interest income	25,266	23,255	20,724	18,621	18,448
Provision for (recovery of) loan losses	100	—	(100)	(3,850)	(425)
Net interest income after provision for (recovery of) loan losses	25,166	23,255	20,824	22,471	18,873
Noninterest income	8,292	8,493	8,342	7,444	6,931
Noninterest expense	23,284	23,488	25,555	18,785	20,750
Income before income taxes	10,174	8,260	3,611	11,130	5,054
Income tax expense (benefit)	3,726	2,353	956	3,499	(4,820)
Net income	6,448	5,907	2,655	7,631	9,874
Effective dividend and accretion on preferred stock	—	—	1,113	1,138	913
Net income available to common shareholders	$6,448	$5,907	$1,542	$6,493	$8,961
Key Performance Ratios
Return on average assets	0.89%	0.84%	0.41%	1.45%	1.85%
Return on average equity	11.57%	12.00%	4.58%	13.49%	21.87%
Net interest margin	3.77%	3.61%	3.52%	3.86%	3.72%
Efficiency ratio(1)	66.42%	71.05%	80.92%	73.96%	74.79%
Dividend payout	10.73%	10.01%	31.84%	5.67%	—%
Equity to assets	7.87%	7.28%	6.64%	11.50%	10.24%
Per Common Share Data
Net income, basic	$1.30	$1.20	$0.31	$1.32	$1.83
Net income, diluted	1.30	1.20	0.31	1.32	1.83
Cash dividends	0.14	0.12	0.10	0.08	—
Book value at period end	11.76	10.58	9.35	9.17	7.96
Financial Condition
Assets	$739,110	$716,000	$692,321	$518,165	$522,890
Loans, net	516,875	480,746	433,475	371,692	346,449
Securities	139,033	149,748	173,469	84,658	105,105
Deposits	664,980	645,570	627,116	444,338	450,711
Shareholders’ equity	58,154	52,151	45,953	59,564	53,560
Average shares outstanding, diluted	4,944	4,928	4,913	4,902	4,901
Capital Ratios(2)
Leverage	8.46%	8.48%	8.12%	12.90%	10.68%
Risk-based capital ratios:
Common equity Tier 1 capital	12.09%	12.38%	12.62%	N/A	N/A
Tier 1 capital	12.09%	12.38%	12.62%	17.88%	15.35%
Total capital	13.12%	13.47%	13.86%	19.14%	16.62%

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
The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2017 and 2016 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.
Executive Overview
The Company
First National Corporation (the Company) is the bank holding company of:

•	First Bank (the Bank). The Bank owns:

•	First Bank Financial Services, Inc.

•	Shen-Valley Land Holdings, LLC

•	First National (VA) Statutory Trust II (Trust II)

•	First National (VA) Statutory Trust III (Trust III and, together with Trust II, the Trusts)
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
Products, Services, Customers and Locations
The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley and central regions of Virginia. Within this market area, there are various types of industry including medical and professional services, manufacturing, retail, warehousing, Federal government, hospitality, and higher education.

The Bank’s products and services are delivered through 15 bank branch offices located throughout the Shenandoah Valley and central regions of Virginia, a loan production office, and a customer service center in a retirement village. The branch offices are comprised of 14 full service retail banking offices and one drive-thru express banking office. For the location and general character of each of these offices, see Item 2 of this Form 10-K. The Bank recently entered a new market in the central region of Virginia by opening a branch office in the city of Richmond during the fourth quarter of 2017. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.
Revenue Sources and Expense Factors
The primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense and typically represents between 70% and 80% of the Company’s total revenue. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the interest rates paid. In addition to net interest income, noninterest income is the other source of revenue for the Company. Noninterest income is derived primarily from service charges on deposits, fee income from wealth management services, and ATM and check card fees.

Primary expense categories are salaries and employee benefits, which comprised 56% of noninterest expenses during 2017, followed by occupancy and equipment expense, which comprised 13% of noninterest expenses. Historically, the provision for loan losses has also been a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs and ultimately the required provision for loan losses.
Overview of Financial Performance and Condition
Net income increased by $541 thousand to $6.4 million, or $1.30 per basic and diluted share, for the year ended December 31, 2017, compared to $5.9 million, or $1.20 per basic and diluted share, for the same period in 2016. Return on average assets was 0.89% and return on average equity was 11.57% for the year ended December 31, 2017, compared to 0.84% and 12.00%, respectively, for the year ended December 31, 2016. In the fourth quarter of 2017, a $752 thousand charge to income tax expense was recorded related to the re-measurement of net deferred tax assets resulting from the new 21% federal corporate income tax rate established by the Tax Cuts and Jobs Act, which was enacted on December 22, 2017.
The $541 thousand increase in net income for the year ended December 31, 2017 resulted from a $2.0 million, or 9%, increase in net interest income and a $204 thousand, or 1%, decrease in noninterest expenses, compared to the same period of 2016. These favorable variances were partially offset by a $100 thousand increase in provision for loan losses, a $201 thousand, or 2% decrease in noninterest income, and a $1.4 million increase in income tax expense.
Net interest income increased from a higher net interest margin and from higher average earning asset balances. Average earning asset balances increased 4% and the net interest margin increased 16 basis points to 3.77% for the year ended December 31, 2017, compared to 3.61% for the same period in 2016. Noninterest income decreased primarily from lower service charges on deposit accounts. Noninterest expense decreased primarily from lower FDIC assessment, lower supplies expense, and lower amortization expense of core deposit intangibles. Based on management’s analysis and the supporting allowance for loan loss calculation, a provision for loan losses of $100 thousand was recorded during the year ended December 31, 2017. A provision for loan losses was not required during the year ended December 31, 2016. For a more detailed discussion of the provision for loan losses, see "Provision for Loan Losses" below.
Included in the $1.4 million increase in income tax expense was the $752 thousand charge to income tax expense related to the re-measurement of net deferred tax assets resulting from the new federal corporate income tax rate established by the Tax Cut and Jobs Act (the Act). For a more detailed discussion of the Act, see the section of this report entitled "Supervision and Regulation."

Non-GAAP Financial Measures
This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding OREO income, amortization of intangibles, and losses on disposal of premises and equipment, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding securities losses/(gains). This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	2017	2016
Noninterest expense	$23,284	$23,488
Add: other real estate owned income, net	186	120
Subtract: amortization of intangibles	(621)	(771)
Subtract: losses on disposal of premises and equipment	(252)	(8)
	$22,597	$22,829
Tax-equivalent net interest income	$25,638	$23,646
Noninterest income	8,292	8,493
Add/(Subtract): securities losses/(gains), net	90	(8)
	$34,020	$32,131
Efficiency ratio	66.42%	71.05%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	2017	2016
GAAP measures:
Interest income - loans	$24,082	$21,662
Interest income - investments and other	3,570	3,575
Interest expense - deposits	(1,723)	(1,353)
Interest expense – federal funds purchased	—	(3)
Interest expense – subordinated debt	(360)	(361)
Interest expense – junior subordinated debt	(303)	(259)
Interest expense - other borrowings	—	(6)
Total net interest income	$25,266	$23,255
Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$72	$101
Tax benefit realized on non-taxable interest income - municipal securities	300	290
Total tax benefit realized on non-taxable interest income	$372	$391
Total tax-equivalent net interest income	$25,638	$23,646

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
Presented below is a discussion of those accounting policies that management believes are the most important (“Critical Accounting Policies”) to the portrayal and understanding of the Company’s financial condition and results of operations. The Critical Accounting Policies require management’s most difficult, subjective, and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.
Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management determines that the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance. For further information about the Company’s loans and the allowance for loan losses, see Notes 1, 3, and 4 in this Form 10-K.
The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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
The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of the collateral, overall portfolio quality, and review of specific potential losses. The evaluation also considers the following risk characteristics of each loan portfolio class:

•	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

•
Real estate construction and land development loans carry risks that the project may not be finished according to schedule, the project may not be finished according to budget, and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure or other factors unrelated to the project.

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

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows, fair value of collateral less estimated costs to sell, or observable market price of the impaired loan is lower than the carrying value of that loan. For collateral dependent loans, an updated appraisal is ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions among other considerations.
The general component covers loans that are not considered impaired and is based on historical loss experience adjusted for qualitative factors. The historical loss experience is calculated by loan type and uses an average loss rate during the preceding twelve quarters. The qualitative factors are assigned by management based on delinquencies and asset quality, national and local economic trends, effects of the changes in the value of underlying collateral, trends in volume and nature of loans, effects of changes in the lending policy, the experience and depth of management, concentrations of credit, quality of the loan review system, and the effect of external factors such as competition and regulatory requirements. The factors assigned differ by loan type. The general allowance estimates losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. For further information regarding the allowance for loan losses see Notes 1 and 4 to the Consolidated Financial Statements.
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
Other-Than-Temporary Impairment of Securities
Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either the Company (1) intends to sell the security or (2) it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-than-likely that it will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income (loss). For equity securities carried at cost, such as restricted securities, impairment is considered to be other-than-temporary based on the Company’s ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in income. The Company regularly reviews each security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity, and the likelihood that the Company would be required to sell the security before recovery.

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
Residential loan originations are primarily generated by mortgage loan officer solicitations and referrals by employees, real estate professionals, and customers. Commercial real estate loan originations and commercial and industrial loan originations are primarily obtained through direct solicitation and additional business from existing customers. All completed loan applications are reviewed by the Bank’s loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment, and credit history of the applicant. The Bank also participates in commercial real estate loans and commercial and industrial loans originated by other financial institutions that are typically outside its market area. In addition, the Bank purchases consumer loans originated by other financial institutions that are typically outside its market area. Loan quality is analyzed based on the Bank’s experience and credit underwriting guidelines depending on the type of loan involved. Except for loan participations with other financial institutions, real estate collateral is valued by independent appraisers who have been pre-approved by the Board Loan Committee.
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
In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At December 31, 2017, commitments to extend credit, stand-by letters of credit, and rate lock commitments totaled $91.2 million.
Construction and Land Development Lending
The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. The majority of these loans have an average life of approximately one year and re-price as key rates change. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction and land development loans sometimes involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction and land development lending is the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated based on the completion of construction. Thus, there is risk associated with failure to complete construction and potential cost overruns. To mitigate the risks associated with this type of lending, the Bank generally limits loan amounts relative to the appraised value and/or cost of the collateral, in addition to analyzing the cost of the project and the creditworthiness of its borrowers. The Bank typically obtains a first lien on the property as security for its construction loans, typically requires personal guarantees from the borrower’s principal owners, and typically monitors the progress of the construction project during the draw period.
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
Commercial Real Estate Lending
Commercial real estate loans are secured by various types of commercial real estate typically in the Bank’s market area, including multi-family residential buildings, office and retail buildings, hotels, industrial buildings, and religious facilities. Commercial real estate loan originations are primarily obtained through direct solicitation of customers and potential customers. The valuation of commercial real estate collateral is provided by independent appraisers who have been approved by the Board Loan Committee. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness, prior credit history, and reputation. The Bank typically requires personal guarantees of the borrowers’ principal owners and considers the valuation of the real estate collateral.

Commercial and Industrial Lending
Commercial and industrial loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business. The loans may be unsecured or secured by business assets, such as accounts receivable, equipment, and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, any collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much reliability as real estate.
Consumer Lending
Loans to individual borrowers may be secured or unsecured, and include unsecured consumer loans and lines of credit, automobile loans, deposit account loans, and installment and demand loans. These consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss, or depreciation. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.
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

Also included in this category are loans purchased through a third-party lending program. These portfolios include consumer loans and carry risks associated with the borrower, changes in the economic environment, and the vendor itself. The Company manages these risks through policies that require minimum credit scores and other underwriting requirements, robust analysis of actual performance versus expected performance, as well as ensuring compliance with the Company's vendor management program.
Results of Operations
General
Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings, subordinated debt, and junior subordinated debt. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for loan losses, noninterest income, and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts, revenue from wealth management services, ATM and check card income, revenue from other customer services, income from bank owned life insurance, general and administrative expenses, amortization expense, and other real estate owned income.
Net Interest Income

For the year ended December 31, 2017, net interest income increased $2.0 million, or 9%, to $25.3 million, compared to $23.3 million for the same period in 2016. The increase resulted primarily from higher average earning asset balances, as well as a higher net interest margin. Average earning asset balances increased 4%, and the net interest margin increased 16 basis points to 3.77% for the year ended December 31, 2017, compared to 3.61% for the same period in 2016. The 16 basis point increase in the net interest margin resulted from a 21 basis point increase in the yield on total earning assets, which was partially offset by a 5 basis point increase in interest expense as a percent of average earning assets.

The higher yield on earning assets was attributable to an increase in yields from all earning asset classes and a change in the composition of earning assets. Yields increased on loans, securities, and interest-bearing deposits in banks by 8 basis points, 15 basis points, and 43 basis points, respectively. A change in the asset composition also favorably impacted the earning asset yield, as average loan balances increased to 74% of average earning assets for the year ended December 31, 2017, compared to 71% of average earning assets for the same period in 2016. Loan yields were higher than yields on securities and interest-bearing deposits in other banks.

The increase in interest expense as a percent of average earning assets was primarily attributable to higher interest rates paid on interest-bearing deposits, with that largest impact coming from the cost of interest-bearing checking accounts, which increased by 16 basis points comparing the periods.

The following table provides information on average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2017, 2016, and 2015, as well as amounts and rates of tax equivalent interest earned and interest paid (dollars in thousands). The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components (in thousands).

Average Balances, Income and Expense, Yields and Rates (Taxable Equivalent Basis)
	Years Ending December 31,
	2017			2016			2015
		Interest			Interest			Interest
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits in other banks	$30,624	$335	1.09%	$35,812	$238	0.66%	$64,395	$197	0.31%
Securities:
Taxable	117,580	2,569	2.19%	131,805	2,692	2.04%	116,441	2,358	2.03%
Tax-exempt (1)	25,138	883	3.51%	24,054	854	3.55%	16,412	599	3.65%
Restricted	1,565	83	5.33%	1,564	81	5.17%	1,435	77	5.39%
Total securities	144,283	3,535	2.45%	157,423	3,627	2.30%	134,288	3,034	2.26%
Loans: (2)
Taxable	500,259	23,942	4.79%	455,847	21,467	4.71%	391,963	18,934	4.83%
Tax-exempt (1)	5,012	212	4.23%	6,828	296	4.33%	7,116	309	4.34%
Total loans	505,271	24,154	4.78%	462,675	21,763	4.70%	399,079	19,243	4.82%
Federal funds sold	—	—	—%	3	—	0.52%	1	—	0.21%
Total earning assets	680,178	28,024	4.12%	655,913	25,628	3.91%	597,763	22,474	3.76%
Less: allowance for loan losses	(5,382)			(5,577)			(6,270)
Total nonearning assets	53,136			54,936			51,485
Total assets	$727,932			$705,272			$642,978
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$163,553	$687	0.42%	$150,412	$392	0.26%	$135,976	$195	0.14%
Money market accounts	63,326	187	0.30%	61,086	105	0.17%	46,161	59	0.13%
Savings accounts	127,887	101	0.08%	126,434	105	0.08%	114,632	96	0.08%
Certificates of deposit:
Less than $100	80,274	388	0.48%	87,828	382	0.44%	83,280	326	0.39%
Greater than $100	44,229	358	0.81%	45,925	366	0.80%	49,511	470	0.95%
Brokered deposits	566	2	0.31%	600	3	0.45%	767	4	0.50%
Total interest-bearing deposits	479,835	1,723	0.36%	472,285	1,353	0.29%	430,327	1,150	0.27%
Federal funds purchased	1	—	1.25%	336	3	1.03%	213	2	0.72%
Subordinated debt	4,939	360	7.28%	4,921	361	7.33%	855	62	7.26%
Junior subordinated debt	9,279	303	3.27%	9,279	259	2.79%	9,279	224	2.41%
Other borrowings	—	—	—%	1,235	6	0.49%	1,211	3	0.28%
Total interest-bearing liabilities	494,054	2,386	0.48%	488,056	1,982	0.41%	441,885	1,441	0.33%
Noninterest-bearing liabilities
Demand deposits	174,225			161,882			138,193
Other liabilities	3,911			6,110			4,972
Total liabilities	672,190			656,048			585,050
Shareholders’ equity	55,742			49,224			57,928
Total liabilities and shareholders’ equity	$727,932			$705,272			$642,978
Net interest income		$25,638			$23,646			$21,033
Interest rate spread			3.64%			3.50%			3.43%
Cost of funds			0.36%			0.30%			0.25%
Interest expense as a percent of average earning assets			0.35%			0.30%			0.24%
Net interest margin			3.77%			3.61%			3.52%

(1)
Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34%. The tax-equivalent adjustment was $372 thousand, $391 thousand, and $309 thousand for 2017, 2016, and 2015, respectively.

(2)	Loans placed on a non-accrual status are reflected in the balances.

	Volume and Rate Years Ending December 31,
	2017			2016
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Interest-bearing deposits in other banks	$(27)	$124	$97	$(27)	$68	$41
Loans, taxable	2,108	367	2,475	2,989	(456)	2,533
Loans, tax-exempt	(77)	(7)	(84)	(12)	(1)	(13)
Securities, taxable	(385)	262	(123)	322	12	334
Securities, tax-exempt	38	(9)	29	271	(16)	255
Securities, restricted	—	2	2	7	(3)	4
Federal funds sold	—	—	—	—	—	—
Total earning assets	$1,657	$739	$2,396	$3,550	$(396)	$3,154
Checking	$37	$258	$295	$22	$175	$197
Money market accounts	3	79	82	24	22	46
Savings accounts	(4)	—	(4)	9	—	9
Certificates of deposits:
Less than $100	(91)	97	6	17	39	56
Greater than $100	(12)	4	(8)	(33)	(71)	(104)
Brokered deposits	—	(1)	(1)	(1)	—	(1)
Federal funds purchased	(4)	1	(3)	1	—	1
Subordinated debt	1	(2)	(1)	298	1	299
Junior subordinated debt	—	44	44	—	35	35
Other borrowings	(3)	(3)	(6)	—	3	3
Total interest-bearing liabilities	$(73)	$477	$404	$337	$204	$541
Change in net interest income	$1,730	$262	$1,992	$3,213	$(600)	$2,613
Provision for Loan Losses
The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio.
The Bank recorded a provision for loan losses of $100 thousand for 2017, which resulted in a total allowance for loan losses of $5.3 million, or 1.02% of total loans, at December 31, 2017. The Bank did not record a provision for loan losses for 2016, which resulted in an allowance for loan losses of $5.3 million, or 1.09% of total loans, at the prior year end.
The provision for loan losses for the year ended December 31, 2017 resulted from an increase in the general reserve component of the allowance for loan losses that was partially offset by a decrease in the specific reserve component. Net charge-offs totaled $95 thousand for the year ended December 31, 2017, compared to $203 thousand of net charge-offs for the same period of 2016. The increase in the general reserve resulted primarily from the impact of $36.1 million of loan growth and higher historical loss rates during the year. The impact of loan growth and higher historical loss rates on the general reserve was partially offset by improvements in qualitative adjustment factors during the year. The improvements in qualitative adjustment factors resulted from improved asset quality in the 1-4 family residential, other real estate, and commercial and industrial loan classes and improved economic conditions. The specific reserve component decreased primarily from the Bank's decision to charge-off loan amounts included in the specific reserve calculation.
There were notable changes among the allowance for loan losses allocated to individual loan classes when comparing December 31, 2017 to December 31, 2016. The allowance for loan losses allocated to the consumer and other loans portfolio increased by $432 thousand during 2017, which was offset by a $244 thousand decrease in the allowance for loan losses allocated to the 1-4 family residential loan portfolio and a $194 thousand decrease in the allowance for loan losses allocated to the other real estate portfolio. The increase in the allocation to the consumer and other loans portfolio resulted from higher historical loss rates and increases in loan balances. Consumer and other loan balances increased primarily from purchases of consumer loans at their origination at par value. Purchased consumer loans totaled $5.9 million at December 31, 2017. The Bank did not have any purchased consumer loans at December 31, 2016. The decrease in the allocation to the 1-4 family residential loan portfolio resulted from a decrease in historical loss rates and improvements to the qualitative adjustment factors for improved asset quality, as evidenced by overall positive trends in substandard, past due, and non-accrual loans, and economic conditions. The decrease in the allocation to the other real estate portfolio resulted from improvements to the qualitative adjustment factors for improved asset quality and economic conditions.
For the year ended December 31, 2016, the Bank did not record a provision for loan losses as a decrease in the specific reserve component of the allowance for loan losses was offset by an increase in the general reserve component, when comparing the allowance for loan losses at December 31, 2016 and 2015. The decrease in the specific reserve resulted from improvements in collateral positions on impaired loans, principal payments received, and the resolution of certain impaired loans during 2016. The increase in the general reserve resulted primarily from the impact of $47.1 million of loan growth during the year. The impact of loan growth on the general reserve was partially offset by improvements in the historical loss rate of the loan portfolio and asset quality, as evidenced by lower substandard loan amounts during the year. There was not a significant impact on the general reserve from changes in qualitative adjustment factors during 2016.

The Company has consistently applied its allowance for loan loss methodology and regularly reviews the three year historical charge-off look back period to ensure it is indicative of the risk that remains in the loan portfolio. The Company has no reason to believe that net charge-offs experienced in 2018 will be significantly different from the prior three year look back period. For more detail of net charge-offs, see the allowance for loan losses table appearing in the Asset Quality section.
Noninterest Income
Noninterest income decreased $201 thousand, or 2%, to $8.3 million for the year ended December 31, 2017, compared to $8.5 million for the same period in 2016. The decrease in noninterest income was primarily attributable to a $484 thousand, or 14%, decrease in service charges on deposit accounts and net losses on sales of securities of $90 thousand during 2017. The decrease in service charges on deposit accounts was a result of lower overdraft revenue. These decreases were partially offset by a $103 thousand, or 5%, increase in ATM and check card fees, an $85 thousand, or 6%, increase in wealth management fees, and a $193 thousand, or 37%, increase in income from bank owned life insurance. The increase in ATM and check card fees was primarily attributable to volume related payments received for customer check card usage. The increase in wealth management fees resulted primarily from higher balances of assets under management during 2017 compared to the same period one year ago. The increase in income from bank owned life insurance resulted from increased life insurance death benefits recorded during 2017.
Noninterest Expense
Noninterest expense decreased $204 thousand, or 1%, to $23.3 million for the year ended December 31, 2017, compared to $23.5 million for the same period in 2016. The decrease in noninterest expense was primarily attributable to an $85 thousand, or 19%, decrease in supplies expense, a $61 thousand, or 7%, decrease in ATM and check card fees, a $110 thousand, or 26%, decrease in FDIC assessment, a $150 thousand, or 19%, decrease in amortization expense, and a $66 thousand, or 55%, increase in other real estate owned income, when comparing the periods. These improvements were partially offset by a $64 thousand, or 17%, increase in bank franchise tax and a $244 thousand increase in net losses on disposal of premises and equipment.
The decreases in supplies expense and ATM and check card fees resulted primarily from efforts to lower operating costs. The decrease in FDIC assessment resulted from lower FDIC deposit insurance assessment rates as a result of changes put into effect by the FDIC combined with the Bank's financial condition. Amortization expense decreased due to the accelerated amortization method of core deposit intangibles compared to 2016. The increase in income related to other real estate owned resulted primarily from lower negative adjustments to the carrying value of OREO property and lower expenses related to maintaining OREO property, compared to the prior year.
The increase in bank franchise tax resulted from the Bank's higher taxable capital compared to 2016. Net losses on disposal of premises and equipment increased primarily as a result of the Bank's decision to sell a former bank branch located in Woodstock, Virginia.
Income Taxes
Income tax expense increased by $1.4 million for the year ended December 31, 2017, compared to the same period of 2016. Included in the increase in income tax expense was a $752 thousand charge to income tax expense related to the re-

measurement of net deferred tax assets resulting from the new 21% federal corporate income tax rate established by the Tax Cut and Jobs Act (the Act). For a more detailed discussion of the Act, see the section of this report entitled "Supervision and Regulation."
The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2017 and 2016. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and income from bank owned life insurance. For a more detailed discussion of the Company’s tax calculation, see Note 11 to the consolidated financial statements, included in Item 8 of this Form 10-K.
Financial Condition
General
Total assets increased by $23.1 million to $739.1 million at December 31, 2017 compared to $716.0 million at December 31, 2016. The increase was primarily attributable to a $36.1 million increase in net loans, when comparing the periods. The increase in net loans was partially offset by a $10.7 million decrease in securities since December 31, 2016.
Total deposits increased by $19.4 million to $665.0 million at December 31, 2017 compared to $645.6 million at December 31, 2016. Noninterest-bearing demand deposits and savings and interest-bearing deposits increased $12.8 million and $12.4 million, respectively, when comparing the periods. These increases were partially offset by a $5.8 million decrease in time deposits since December 31, 2016.
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
Loans, net of allowance for loan losses, increased 8%, or $36.1 million, to $516.9 million at December 31, 2017, compared to $480.7 million at December 31, 2016. The growth of the loan portfolio was a result of increases in commercial, financial, and agricultural loans, residential real estate loans, other real estate loans, and consumer loans, which combined, increased $36.7 million during 2017.
The Bank’s loan portfolio is summarized in the table below for the periods indicated (dollars in thousands).

	Loan Portfolio At December 31,
	2017		2016		2015		2014		2013
Commercial, financial, and agricultural	$38,763	7.42%	$29,981	6.17%	$24,048	5.48%	$21,166	5.59%	$22,803	6.39%
Real estate - construction	35,927	6.88%	34,699	7.14%	33,135	7.55%	29,475	7.79%	34,060	9.54%
Real estate - mortgage:
Residential (1-4 family)	208,177	39.87%	198,763	40.89%	189,286	43.12%	163,727	43.27%	141,961	39.76%
Other real estate loans	222,256	42.56%	211,210	43.45%	181,447	41.33%	151,802	40.12%	145,968	40.87%
Consumer	12,333	2.36%	4,875	1.00%	4,312	0.98%	5,070	1.34%	5,214	1.46%
All other loans	4,745	0.91%	6,539	1.35%	6,771	1.54%	7,170	1.89%	7,087	1.98%
Total loans	$522,201	100%	$486,067	100%	$438,999	100%	$378,410	100%	$357,093	100%
Less: allowance for loan losses	5,326		5,321		5,524		6,718		10,644
Loans, net of allowance for loan losses	$516,875		$480,746		$433,475		$371,692		$346,449
There was no category of loans that exceeded 10% of outstanding loans at December 31, 2017 that were not disclosed in the above table.

The following table sets forth the maturities of the loan portfolio at December 31, 2017 (in thousands):

	Remaining Maturities of Selected Loans At December 31, 2017
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial, financial, and agricultural	$10,978	$22,774	$5,011	$38,763
Real estate construction and land development	14,923	16,375	4,629	35,927
Real estate - mortgage:
Residential (1-4 family)	15,932	30,855	161,390	208,177
Other real estate loans	16,131	33,134	172,991	222,256
Consumer	590	11,252	491	12,333
All other loans	4,321	424	—	4,745
Total loans	$62,875	$114,814	$344,512	$522,201

For maturities over one year:
Fixed rates	$317,867
Variable rates	141,459
$459,326
Asset Quality
Management classifies non-performing assets as non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank’s OREO totaled $326 thousand at December 31, 2017 and $250 thousand at December 31, 2016. There was no valuation allowance for other real estate owned at December 31, 2017 or December 31, 2016.
Non-performing assets totaled $1.3 million and $1.8 million at December 31, 2017 and 2016, representing 0.17% and 0.25% of total assets, respectively. Non-performing assets included $937 thousand in non-accrual loans and $326 thousand in OREO at December 31, 2017. This compares to $1.5 million in non-accrual loans and $250 thousand in OREO at December 31, 2016.
At December 31, 2017, 32% of non-performing assets related to commercial real estate loans, 26% related to properties originally used for branch operations which are no longer used for that purpose, 21% related to construction and land development loans, and 21% related to residential real estate loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $8.9 million and $8.1 million at December 31, 2017 and December 31, 2016, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.
Loans greater than 90 days past due and still accruing totaled $183 thousand at December 31, 2017, which was comprised of four loans expected to pay all principal and interest amounts contractually due to the Bank and two purchased consumer loans. Consumer loans purchased at origination are charged-off when they are greater than 120 days past due. There were $116 thousand of loans greater than 90 days past due and still accruing at December 31, 2016.
The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $5.3 million at December 31, 2017 and December 31, 2016, representing 1.02% and 1.09% of total loans, respectively. After analyzing the composition of the loan portfolio, related credit risks, and improvements in asset quality during recent years, the Company determined that the three year loss period and the qualitative adjustment factors that established the general reserve component of the allowance for loan losses were appropriate at December 31, 2017. For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.
Recoveries of loan losses of $38 thousand, $420 thousand, and $244 thousand were recorded in the construction and land development, 1-4 family residential, and other real estate loan classes, respectively, during the year ended December 31, 2017. The recoveries of loan losses in the construction and land development and 1-4 family residential loan classes resulted from net recoveries of loans charged-off in prior periods and improvements in the historical loss rate and qualitative adjustment factors. The recovery of loan losses in the other real estate loan class resulted from net recoveries of loans charged-off in prior periods and improvements in the qualitative adjustment factors. Improvements in qualitative adjustment factors for the construction and land development loan class resulted from improving economic conditions. Improvements in qualitative adjustment factors for the 1-4 family residential and other real estate loan classes resulted from improving asset quality and economic conditions. These recoveries were offset by provision for loan losses experienced in the commercial and industrial and consumer and other loan class. The provision for loan losses in the commercial and industrial loan class resulted primarily from an increase in the general reserve requirement due to growth in the loan portfolio. The provision for loan losses in the consumer and other loan class resulted primarily from an increase in the general reserve requirement due to growth in the loan portfolio and higher historical loss rates.
Impaired loans totaled $3.8 million at December 31, 2017, compared to $4.9 million at December 31, 2016. There was not a related allowance for loan losses provided for these loans at December 31, 2017. The related allowance for loan losses provided for impaired loans totaled $37 thousand at December 31, 2016. The average recorded investment in impaired loans during 2017 and 2016 was $4.7 million and $7.0 million, respectively. Included in the impaired loans total are loans classified as troubled debt restructurings (TDRs) totaling $333 thousand and $460 thousand at December 31, 2017 and 2016. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of December 31, 2017, $282 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.
Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover losses inherent within the loan portfolio. For each period presented, the provision for (recovery of) loan losses charged to (income) or expense was based on management’s judgment after taking into consideration all factors connected with the collectability of the existing portfolio. Management considers economic conditions, historical loss factors, past due percentages, internally generated loan quality reports, and other relevant factors when evaluating the loan portfolio. There can be no assurance, however, that an additional provision for (recovery of) loan losses will not be required in the future, including as a result of changes in the qualitative factors underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, loan growth, or changes in the circumstances of particular borrowers. For further discussion regarding the allowance for loan losses, see “Critical Accounting Policies” above. The following table shows a detail of loans charged-off, recovered and the changes in the allowance for loan losses (dollars in thousands).

	Allowance for Loan Losses At December 31,
	2017	2016	2015	2014	2013
Balance, beginning of period	$5,321	$5,524	$6,718	$10,644	$13,075
Loans charged-off:
Commercial, financial and agricultural	—	—	59	43	37
Real estate-construction and land development	—	—	—	91	2,962
Real estate-mortgage
Residential (1-4 family)	126	83	142	272	260
Other real estate loans	—	165	1,125	203	1,070
Consumer	607	540	512	318	163
All other loans	—	—	—	—	—
Total loans charged off	$733	$788	$1,838	$927	$4,492
Recoveries:
Commercial, financial and agricultural	$10	$11	$72	$18	$179
Real estate-construction and land development	11	4	4	80	—
Real estate-mortgage
Residential (1-4 family)	302	293	373	15	823
Other real estate loans	50	2	2	509	1,304
Consumer	263	275	293	229	180
All other loans	2	—	—	—	—
Total recoveries	$638	$585	$744	$851	$2,486
Net charge-offs	$95	$203	$1,094	$76	$2,006
Provision for (recovery of) loan losses	100	—	(100)	(3,850)	(425)
Balance, end of period	$5,326	$5,321	$5,524	$6,718	$10,644
Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.04%	0.27%	0.02%	0.53%

The following table shows the balance of the Bank’s allowance for loan losses allocated to each major category of loans and the ratio of related outstanding loan balances to total loans (dollars in thousands).

	Allocation of Allowance for Loan Losses At December 31,
	2017		2016		2015		2014		2013
Commercial, financial and agricultural	$418	7.42%	$380	6.17%	$306	5.48%	$310	5.59%	$442	6.39%
Real estate-construction and land development	414	6.88%	441	7.14%	1,532	7.55%	1,403	7.79%	2,710	9.54%
Real estate- mortgage
Residential (1-4 family)	775	39.87%	1,019	40.89%	939	43.12%	1,204	43.27%	2,975	39.76%
Other real estate loans	2,948	42.56%	3,142	43.45%	2,534	41.33%	3,658	40.12%	4,418	40.87%
Consumer	725	2.36%	267	1.00%	140	0.98%	67	1.34%	24	1.46%
All other loans	46	0.91%	72	1.35%	73	1.54%	76	1.89%	75	1.98%
	$5,326	100.0%	$5,321	100.0%	$5,524	100.0%	$6,718	100.0%	$10,644	100.0%

The following table provides information on the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	Non-performing Assets At December 31,
	2017	2016	2015	2014	2013
Non-accrual loans	$937	$1,520	$3,854	$8,000	$11,678
Other real estate owned	326	250	2,679	1,888	3,030
Total non-performing assets	$1,263	$1,770	$6,533	$9,888	$14,708
Loans past due 90 days accruing interest	183	116	92	—	49
Total non-performing assets and past due loans	$1,446	$1,886	$6,625	$9,888	$14,757
Troubled debt restructurings	$333	$460	$982	$1,918	$1,941
Allowance for loan losses to period end loans	1.02%	1.09%	1.26%	1.77%	2.98%
Non-performing assets to period end loans	0.24%	0.36%	1.49%	2.61%	4.12%

Securities
Securities at December 31, 2017 totaled $139.0 million, a decrease of $10.7 million, or 7%, from $149.7 million at the end of 2016. The investment portfolio decreased during 2017 as loan growth was partially funded by cash flow received from the securities portfolio. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of December 31, 2017, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $153 thousand and $333 thousand at December 31, 2017 and 2016, respectively. Gross unrealized losses in the available for sale portfolio totaled $1.5 million and $1.6 million at December 31, 2017 and 2016, respectively. Gross unrealized gains in the held to maturity portfolio totaled $90 thousand and $19 thousand at December 31, 2017 and 2016, respectively. Gross unrealized losses in the held to maturity portfolio totaled $596 thousand and $708 thousand at December 31, 2017 and 2016, respectively. Investments in an unrealized loss position were considered temporarily impaired at December 31, 2017 and 2016. The change in the unrealized gains and losses of investment securities from December 31, 2016 to December 31, 2017 was related to changes in market interest rates and was not related to credit concerns of the issuers.
The following table summarizes the Company’s securities portfolio on the dates indicated (in thousands).

	Securities Portfolio At December 31,
	2017	2016	2015
Securities available for sale, at fair value:
U.S. agency and mortgage-backed securities	$74,804	$80,171	$89,337
Obligations of state and political subdivisions	14,451	14,620	16,214
Corporate equity securities	—	11	8
	$89,255	$94,802	$105,559
Securities held to maturity, at carrying value
U.S. agency and mortgage-backed securities	$32,149	$37,269	$49,662
Obligations of state and political subdivisions	14,559	14,629	15,357
Corporate debt securities	1,500	1,500	1,500
	$48,208	$53,398	$66,519
Restricted securities, at cost
Federal Home Loan Bank stock	$645	$623	$466
Federal Reserve Bank stock	875	875	875
Community Bankers’ Bank stock	50	50	50
	$1,570	$1,548	$1,391
Total securities	$139,033	$149,748	$173,469

The following table shows the maturities of debt and equity securities at amortized cost and market value at December 31, 2017 and approximate weighted average yields of such securities (dollars in thousands). Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 34% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and re-pricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities, see Note 2 to the consolidated financial statements, included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis At December 31, 2017
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Equity Securities	Total
U.S. agency and mortgage-backed securities
Amortized cost	$—	$8,655	$12,395	$87,173	$108,223
Market value	$—	$8,576	$12,198	$85,628	$106,402
Weighted average yield	—%	2.37%	2.38%	2.28%	2.30%
Obligations of state and political subdivisions
Amortized cost	$600	$6,571	$9,185	$12,723	$29,079
Market value	$601	$6,616	$9,218	$12,604	$29,039
Weighted average yield	1.40%	3.19%	3.24%	3.54%	3.32%
Corporate debt securities
Amortized cost	$—	$—	$1,500	$—	$1,500
Market value	$—	$—	$1,516	$—	$1,516
Weighted average yield	—%	—%	6.73%	—%	6.73%
Restricted securities
Amortized cost	$—	$—	$—	$1,570	$1,570
Market value	$—	$—	$—	$1,570	$1,570
Weighted average yield	—%	—%	—%	5.33%	5.33%
Total portfolio
Amortized cost	$600	$15,226	$23,080	$101,466	$140,372
Market value	$601	$15,192	$22,932	$99,802	$138,527
Weighted average yield (1)	1.40%	2.72%	3.01%	2.48%	2.59%

(1)	Yields on tax-exempt securities have been calculated on a tax-equivalent basis.
The above table was prepared using the contractual maturities for all securities with the exception of mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO). Both MBS and CMO securities were recorded using the yield book prepayment model that incorporates four causes of prepayments including home sales, refinancing, defaults, and curtailments/full payoffs.
As of December 31, 2017, the Company did not own securities of any issuer for which the aggregate book value of the securities of such issuer exceeded ten percent of shareholders’ equity.
Deposits
At December 31, 2017, deposits totaled $665.0 million, an increase of $19.4 million, from $645.6 million at December 31, 2016. There was not a significant change in the deposit mix when comparing the periods. At December 31, 2017, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 27%, 54%, and 19% of total deposits, respectively, compared to 26%, 54%, and 20% at December 31, 2016.

The following tables include a summary of average deposits and average rates paid and maturities of CD’s greater than $100,000 (dollars in thousands).

	Average Deposits and Rates Paid Year Ended December 31,
	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$174,225	—	$161,882	—	$138,193	—
Interest-bearing deposits:
Interest checking	$163,553	0.42%	$150,412	0.26%	$135,976	0.14%
Money market	63,326	0.30%	61,086	0.17%	46,161	0.13%
Savings	127,887	0.08%	126,434	0.08%	114,632	0.08%
Time deposits:
Less than $100	80,274	0.48%	87,828	0.44%	83,280	0.39%
Greater than $100	44,229	0.81%	45,925	0.80%	49,511	0.95%
Brokered deposits	566	0.31%	600	0.45%	767	0.50%
Total interest-bearing deposits	$479,835	0.36%	$472,285	0.29%	$430,327	0.27%
Total deposits	$654,060		$634,167		$568,520

	Maturities of CD’s Greater than $100,000
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2017	$7,138	$2,276	$9,661	$24,488	$43,563
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
At December 31, 2017, cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year totaled $103.5 million. At December 31, 2017, 12% or $62.9 million of the loan portfolio matures within one year. Non-deposit sources of available funds totaled $134.1 million at December 31, 2017, which included $82.1 million available from Federal Home Loan Bank of Atlanta (FHLB), $42.0 million of unsecured federal funds lines of credit with other correspondent banks and $10.0 million available through the Federal Reserve Discount Window.
Subordinated Debt
See Note 9 to the consolidated financial statements, included in Item 8 of this Form 10-K, for discussion of subordinated debt.
Junior Subordinated Debt
See Note 10 to the consolidated financial statements, included in Item 8 of this Form 10-K, for discussion of junior subordinated debt.

Off-Balance Sheet Arrangements
The Company, through the Bank, is a party to credit related financial instruments with risk not reflected in the consolidated financial statements in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.
At December 31, 2017 and 2016, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2017	2016
Commitments to extend credit and unfunded commitments under lines of credit	$77,992	$71,421
Stand-by letters of credit	10,379	8,983
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
Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may or may not be drawn upon to the total extent to which the Bank is committed.
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
At December 31, 2017, the Bank had $2.8 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.
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

The rules included new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank under the final rules were as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6% (increased from 4%); a total capital ratio of 8% (unchanged from previous rules); and a Tier 1 leverage ratio of 4%

for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer is being phased-in over four years, which began on January 1, 2016, as follows: the maximum buffer was 0.625% of risk-weighted assets for 2016 and 1.25% for 2017, and will be 1.875% for 2018 and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of December 31, 2017 and December 31, 2016, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.
The Bank’s capital ratios decreased during 2017 primarily due to the declaration and payment of cash dividends on common stock to the Company totaling $5.5 million. The following table summarizes the Bank’s regulatory capital and related ratios at December 31, 2017, 2016, and 2015 (dollars in thousands).

	Analysis of Capital At December 31,
	2017	2016	2015
Common equity Tier 1 capital	$62,298	$60,269	$55,989
Tier 1 capital	62,298	60,269	55,989
Tier 2 capital	5,326	5,321	5,524
Total risk-based capital	67,624	65,590	61,513
Risk-weighted assets	515,483	486,885	443,717
Capital ratios:
Common equity Tier 1 capital ratio	12.09%	12.38%	12.62%
Tier 1 capital ratio	12.09%	12.38%	12.62%
Total capital ratio	13.12%	13.47%	13.86%
Leverage ratio (Tier 1 capital to average assets)	8.46%	8.48%	8.12%
Capital conservation buffer ratio(1)	5.12%	5.47%	N/A

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

Quarterly Results
The table below lists the Company’s quarterly performance for the years ended December 31, 2017 and 2016 (in thousands, except per share data).

	2017
	Fourth	Third	Second	First	Total
Interest and dividend income	$7,265	$7,036	$6,819	$6,532	$27,652
Interest expense	660	616	570	540	2,386
Net interest income	6,605	6,420	6,249	5,992	25,266
Provision for loan losses	100	—	—	—	100
Net interest income after provision for loan losses	6,505	6,420	6,249	5,992	25,166
Noninterest income	2,356	2,017	1,978	1,941	8,292
Noninterest expense	6,021	5,807	5,705	5,751	23,284
Income before income taxes	2,840	2,630	2,522	2,182	10,174
Income tax expense	1,523	798	766	639	3,726
Net income	$1,317	$1,832	$1,756	$1,543	$6,448
Net income per share, basic	$0.27	$0.37	$0.36	$0.31	$1.30
Net income per share, diluted	$0.27	$0.37	$0.36	$0.31	$1.30

	2016
	Fourth	Third	Second	First	Total
Interest and dividend income	$6,426	$6,342	$6,278	$6,191	$25,237
Interest expense	513	495	482	492	1,982
Net interest income	5,913	5,847	5,796	5,699	23,255
Provision for loan losses	—	—	—	—	—
Net interest income after provision for loan losses	5,913	5,847	5,796	5,699	23,255
Noninterest income	2,127	2,311	2,112	1,943	8,493
Noninterest expense	5,635	5,853	5,883	6,117	23,488
Income before income taxes	2,405	2,305	2,025	1,525	8,260
Income tax expense	724	611	592	426	2,353
Net income	$1,681	$1,694	$1,433	$1,099	$5,907
Net income per share, basic	$0.34	$0.34	$0.29	$0.22	$1.20
Net income per share, diluted	$0.34	$0.34	$0.29	$0.22	$1.20

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 8.	Financial Statements and Supplementary Data
The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

To the Shareholders	March 23, 2018
First National Corporation
Strasburg, Virginia
MANAGEMENT’S REPORT REGARDING THE EFFECTIVENESS OF INTERNAL CONTROLS
OVER FINANCIAL REPORTING
The management of First National Corporation (the Company) is responsible for the preparation, integrity and fair presentation of the financial statements included in the annual report as of December 31, 2017. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.
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
In order to ensure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2017. Management’s assessment did not determine any material weakness within the Company’s internal control structure. The Company’s annual report does not include an attestation report of the Company’s registered public accounting firm, Yount, Hyde & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management’s report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.
The 2017 end of year consolidated financial statements have been audited by the independent registered public accounting firm of Yount, Hyde & Barbour, P.C. (YHB). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
First National Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First National Corporation and subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 1988.

Winchester, Virginia
March 23, 2018

FIRST NATIONAL CORPORATION
Consolidated Balance Sheets
December 31, 2017 and 2016
(in thousands, except share and per share data)

	2017	2016
Assets
Cash and due from banks	$11,358	$10,106
Interest-bearing deposits in banks	28,628	30,986
Securities available for sale, at fair value	89,255	94,802
Securities held to maturity, at carrying value (fair value, 2017, $47,702; 2016, $52,709)	48,208	53,398
Restricted securities, at cost	1,570	1,548
Loans held for sale	438	337
Loans, net of allowance for loan losses, 2017, $5,326, 2016, $5,321	516,875	480,746
Other real estate owned, net of valuation allowance, 2017, $0, 2016, $0	326	250
Premises and equipment, net	19,891	20,785
Accrued interest receivable	1,916	1,746
Bank owned life insurance	13,967	13,928
Core deposit intangibles, net	930	1,551
Other assets	5,748	5,817
Total assets	$739,110	$716,000
Liabilities & Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand deposits	$180,912	$168,076
Savings and interest-bearing demand deposits	361,417	349,067
Time deposits	122,651	128,427
Total deposits	$664,980	$645,570
Subordinated debt	4,948	4,930
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	1,749	4,070
Total liabilities	$680,956	$663,849
Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2017, 4,945,702 shares, 2016, 4,929,403 shares	6,182	6,162
Surplus	7,260	7,093
Retained earnings	45,670	39,756
Accumulated other comprehensive loss, net	(958)	(860)
Total shareholders’ equity	$58,154	$52,151
Total liabilities and shareholders’ equity	$739,110	$716,000
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Income
Years Ended December 31, 2017 and 2016
(in thousands, except per share data)

	2017	2016
Interest and Dividend Income
Interest and fees on loans	$24,082	$21,662
Interest on deposits in banks	335	238
Interest and dividends on securities:
Taxable interest	2,569	2,692
Tax-exempt interest	583	564
Dividends	83	81
Total interest and dividend income	$27,652	$25,237
Interest Expense
Interest on deposits	$1,723	$1,353
Interest on federal funds purchased	—	3
Interest on subordinated debt	360	361
Interest on junior subordinated debt	303	259
Interest on other borrowings	—	6
Total interest expense	$2,386	$1,982
Net interest income	$25,266	$23,255
Provision for loan losses	100	—
Net interest income after provision for loan losses	$25,166	$23,255
Noninterest Income
Service charges on deposit accounts	$3,028	$3,512
ATM and check card fees	2,140	2,037
Wealth management fees	1,447	1,362
Fees for other customer services	570	581
Income from bank owned life insurance	720	527
Net (losses) gains on securities available for sale	(90)	8
Net gains on sale of loans	172	144
Other operating income	305	322
Total noninterest income	$8,292	$8,493
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Income
(Continued)
Years Ended December 31, 2017 and 2016
(in thousands, except per share data)

	2017	2016
Noninterest Expense
Salaries and employee benefits	$12,923	$12,939
Occupancy	1,482	1,533
Equipment	1,636	1,634
Marketing	576	562
Supplies	365	450
Legal and professional fees	886	884
ATM and check card fees	805	866
FDIC assessment	316	426
Bank franchise tax	436	372
Telecommunications expense	416	451
Data processing expense	620	593
Postage expense	211	238
Amortization expense	621	771
Other real estate owned income, net	(186)	(120)
Net losses on disposal of premises and equipment	252	8
Other operating expense	1,925	1,881
Total noninterest expense	$23,284	$23,488
Income before income taxes	$10,174	$8,260
Income tax expense	3,726	2,353
Net income	$6,448	$5,907
Earnings per common share
Basic	$1.30	$1.20
Diluted	$1.30	$1.20
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2017 and 2016
(in thousands)

	2017	2016
Net income	$6,448	$5,907
Other comprehensive income, net of tax:
Unrealized holding losses on available for sale securities, net of tax ($43) and ($341), respectively	(82)	(663)
Reclassification adjustment for losses (gains) included in net income, net of tax $31 and ($3), respectively	59	(5)
Pension liability adjustment, net of tax $43 and $719, respectively	83	1,396
Total other comprehensive income	60	728
Total comprehensive income	$6,508	$6,635
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2017 and 2016
(in thousands)

	2017	2016
Cash Flows from Operating Activities
Net income	$6,448	$5,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,386	1,356
Amortization of core deposit intangibles	621	771
Amortization of debt issuance costs	18	17
Origination of loans held for sale	(9,789)	(9,281)
Proceeds from sale of loans held for sale	9,860	9,411
Net gains on sales of loans held for sale	(172)	(144)
Provision for loan losses	100	—
Net losses (gains) on securities available for sale	90	(8)
Charitable donation of securities available for sale	13	—
Provision for other real estate owned	—	27
Net gains on sale of other real estate owned	(191)	(193)
Increase in cash value of bank owned life insurance	(408)	(425)
Accretion of discounts and amortization of premiums on securities, net	631	842
Accretion of premium on time deposits	(104)	(167)
Stock-based compensation	141	113
Excess tax benefits on stock-based compensation	(14)	—
Losses on disposal of premises and equipment	252	8
Deferred income tax expense	1,283	428
Changes in assets and liabilities:
Increase in interest receivable	(170)	(85)
(Increase) decrease in other assets	(1,202)	26
(Decrease) increase in accrued expenses and other liabilities	(2,224)	406
Net cash provided by operating activities	$6,569	$9,009
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$28,157	$22,826
Proceeds from maturities, calls, principal payments, and sales of securities held to maturity	4,981	12,821
Purchases of securities available for sale	(23,170)	(13,615)
Net purchase of restricted securities	(22)	(157)
Purchase of premises and equipment, net	(1,070)	(1,033)
Proceeds from sale of premises and equipment	—	23
Proceeds from sale of other real estate owned	441	2,882
Purchase of bank owned life insurance	(11)	(2,011)
Proceeds from cash value of bank owned life insurance	380	250
Net increase in loans	(36,229)	(47,308)
Net cash used in investing activities	$(26,543)	$(25,322)
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(Continued)
Years Ended December 31, 2017 and 2016
(in thousands)

	2017	2016
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$25,186	$31,128
Net decrease in time deposits	(5,672)	(12,507)
Cash dividends paid on common stock, net of reinvestment	(646)	(550)
Net cash provided by financing activities	$18,868	$18,071
(Decrease) increase in cash and cash equivalents	$(1,106)	$1,758
Cash and Cash Equivalents
Beginning	41,092	39,334
Ending	$39,986	$41,092
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,486	$2,172
Income taxes	$3,377	$1,974
Supplemental Disclosures of Noncash Transactions
Unrealized losses on securities available for sale	$(35)	$(1,012)
Change in pension liability	$126	$2,115
Transfer from loans to other real estate owned	$—	$37
Transfer from premises and equipment to other real estate owned	$326	$250
Issuance of common stock, dividend reinvestment plan	$46	$41
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2017 and 2016
(in thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2015	$—	$6,145	$6,956	$34,440	$(1,588)	$45,953
Net income	—	—	—	5,907	—	5,907
Other comprehensive income	—	—	—	—	728	728
Cash dividends on common stock ($0.12 per share)	—	—	—	(591)	—	(591)
Stock-based compensation	—	—	113	—	—	113
Issuance of 3,949 shares common stock, dividend reinvestment plan	—	5	36	—	—	41
Issuance of 9,324 shares common stock, stock incentive plan	—	12	(12)	—	—	—
Balance, December 31, 2016	$—	$6,162	$7,093	$39,756	$(860)	$52,151

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2016	$—	$6,162	$7,093	$39,756	$(860)	$52,151
Net income	—	—	—	6,448	—	6,448
Other comprehensive income	—	—	—	—	60	60
Cash dividends on common stock ($0.14 per share)	—	—	—	(692)	—	(692)
Stock-based compensation	—	—	141	—	—	141
Issuance of 3,035 shares common stock, dividend reinvestment plan	—	4	42	—	—	46
Issuance of 13,264 shares common stock, stock incentive plan	—	16	(16)	—	—	—
Reclassification of tax effects stranded in accumulated other comprehensive loss by tax rate change	—	—	—	158	(158)	—
Balance, December 31, 2017	$—	$6,182	$7,260	$45,670	$(958)	$58,154
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Notes to Consolidated Financial Statements
Note 1. Nature of Banking Activities and Significant Accounting Policies
First National Corporation (the Company) is the bank holding company of First Bank (the Bank), First National (VA) Statutory Trust II (Trust II), and First National (VA) Statutory Trust III (Trust III). The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities and are not included in the Company’s consolidated financial statements in accordance with authoritative accounting guidance because management has determined that the Trusts qualify as variable interest entities. The Bank owns First Bank Financial Services, Inc., which invests in entities that provide title insurance and investment services. The Bank owns Shen-Valley Land Holdings, LLC which holds other real estate owned. The Bank provides loan, deposit, wealth management, and other products and services in the Shenandoah Valley and central regions of Virginia. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking, savings, money market accounts, individual retirement accounts, certificates of deposit, and cash management accounts. The Bank offers other services, including internet banking, mobile banking, remote deposit capture, and other traditional banking services.
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
Use of Estimates
In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of other real estate owned, valuation of core deposit intangibles, and other-than-temporary impairment of securities.
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
Securities
Investments in debt securities with readily determinable fair values are classified as either held to maturity (HTM), available for sale (AFS), or trading based on management’s intent. Currently, all of the Company’s debt securities are classified as either AFS or HTM. Equity investments in the FHLB, the Federal Reserve Bank of Richmond, and Community Bankers Bank are separately classified as restricted securities and are carried at cost. AFS securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), and HTM securities are carried at amortized cost. When an individual AFS security is sold, the Company releases the income tax effects associated with the AFS security from accumulated other comprehensive loss. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains or losses on the sale of securities are recorded on the trade date using the amortized cost of the specific security sold.

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
The Company regularly reviews each security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity, and the likelihood that the Company would be required to sell the security before recovery.
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
Loans
The Company, through its banking subsidiary, grants mortgage, commercial, and consumer loans to customers. The Bank segments its loan portfolio into real estate loans, commercial and industrial loans, and consumer and other loans. Real estate loans are further divided into the following classes: Construction and Land Development; 1-4 Family Residential; and Other Real Estate Loans. Descriptions of the Company’s loan classes are as follows:
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
Consumer and Other Loans: Consumer loans include all loans made to individuals for consumer or personal purposes. They include new and used automobile loans, unsecured loans, and lines of credit. The Company's banking subsidiary makes consumer loans to individuals located within its market area and also to individuals outside of its market through the purchase of loans from another financial institution.
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
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential, and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below.

Troubled Debt Restructurings (TDR)
In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status, and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $333 thousand and $460 thousand in loans classified as TDRs as of December 31, 2017 and 2016, respectively.
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
The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
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
The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of the collateral, overall portfolio quality, and review of specific potential losses. The evaluation also considers the following risk characteristics of each loan portfolio class:

•	1-4 family residential mortgage loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

•
Real estate construction and land development loans carry risks that the project may not be finished according to schedule, the project may not be finished according to budget, and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure or other factors unrelated to the project.

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

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows, fair value of collateral less estimated costs to sell, or observable market price of the impaired loan is lower than the carrying value of that loan. For collateral dependent loans, an updated appraisal is ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions among other considerations.
The general component covers loans that are not considered impaired and is based on historical loss experience adjusted for qualitative factors. The historical loss experience is calculated by loan type and uses an average loss rate during the preceding twelve quarters. The qualitative factors are assigned by management based on delinquencies and asset quality, national and local economic trends, effects of the changes in the value of underlying collateral, trends in volume and nature of loans, effects of changes in the lending policy, the experience and depth of management, concentrations of credit, quality of the loan review system, and the effect of external factors such as competition and regulatory requirements. The factors assigned differ by loan type. The general allowance estimates losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor.
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
Bank-Owned Life Insurance
The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare. The cash surrender value of these policies is included as an asset on the consolidated balance sheets, and any increase in cash surrender value is recorded as income from bank owned life insurance on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company receives a death benefit which is also recorded as income from bank owned life insurance. The Company recorded $312 thousand and $102 thousand of death benefits received as income from bank owned life insurance under these policies for the years ended December 31, 2017 and 2016, respectively. The Company is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.

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
Retirement Plans
Pension expense is the net of service and interest cost, return on plan assets, and amortization of gains and losses not immediately recognized. Employee 401(k) and profit sharing plan expense is the amount of matching contributions and Bank discretionary matches.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. The Tax Cuts and Jobs Act (the Act), which was enacted into law on December 22, 2017, reduces the corporate income tax rate to 21%. Since the Act reduces the Company's corporate tax rate from 34% to 21%, the Company recorded a $752 thousand charge to income tax expense in 2017 related to the re-measurement of net deferred tax assets resulting from the new 21% corporate tax rate. See Note 11 for details on the Company’s income taxes.
The Company regularly reviews the carrying amount of its net deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets. In evaluating this available evidence, management considers, among other things, historical performance, expectations of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with utilization of operating loss and tax credit carry forwards not expiring, tax planning strategies, and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance.
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There was no liability for unrecognized tax benefits recorded as of December 31, 2017 and 2016. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the consolidated statements of income.

Wealth Management Department
Securities and other property held by the wealth management department in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.
Earnings Per Common Share
Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to restricted stock units and are determined using the treasury method. See Note 14 for further information regarding earnings per common share.
Advertising Costs
The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense incurred for 2017 and 2016 was $379 thousand and $402 thousand, respectively.
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
Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The original guidance has been amended through subsequent accounting standard updates that resulted in technical corrections, improvements, and a one-year deferral of the effective date to January 1, 2018. The guidance, as amended, is applicable to all entities and, once effective, will replace significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are similarly excluded from the scope. Entities can elect to adopt the guidance either on a full or modified retrospective basis. Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented. Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. The Company adopted this guidance on the effective date, January 1, 2018 via the modified retrospective approach. The Company has completed its assessment of the adoption of this ASU, noting the standard will result in expanded disclosures related to non-interest income and enhance the qualitative disclosures on the revenues within the scope of the new guidance. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company does not expect the adoption of ASU 2016-02 to have a material impact on its consolidated financial statements. The Company has analyzed its current lease commitments, along with reasonable assumptions to project lease activity in future periods, to measure the potential impact on net income and relevant capital and financial ratios.

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has formed a committee to address the compliance requirements of this ASU and is currently in the process of analyzing gathered data, defining loan pools and segments, and selecting methods for applying the concepts included in this ASU. During 2018, the Company plans to test selected models, build policy and process documentation, and model the impact of the ASU on the capital and strategic plans. This guidance may result in material changes in the Company's accounting for credit losses of financial instruments.

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

During February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company has elected to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act in the consolidated financial statements for the period ending December 31, 2017. The amount of this reclassification in 2017 was $158 thousand.
Note 2. Securities
The Company invests in U.S. agency and mortgage-backed securities, obligations of states and political subdivisions, corporate equity securities, and corporate debt securities. Amortized costs and fair values of securities at December 31, 2017 and 2016 were as follows (in thousands):

	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$76,074	$67	$(1,337)	$74,804
Obligations of states and political subdivisions	14,520	86	(155)	14,451
Total securities available for sale	$90,594	$153	$(1,492)	$89,255
Securities held to maturity:
U.S. agency and mortgage-backed securities	$32,149	$—	$(551)	$31,598
Obligations of states and political subdivisions	14,559	74	(45)	14,588
Corporate debt securities	1,500	16	—	1,516
Total securities held to maturity	$48,208	$90	$(596)	$47,702
Total securities	$138,802	$243	$(2,088)	$136,957

	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$81,451	$177	$(1,457)	$80,171
Obligations of states and political subdivisions	14,654	146	(180)	14,620
Corporate equity securities	1	10	—	11
Total securities available for sale	$96,106	$333	$(1,637)	$94,802
Securities held to maturity:
U.S. agency and mortgage-backed securities	$37,269	$1	$(483)	$36,787
Obligations of states and political subdivisions	14,629	18	(211)	14,436
Corporate debt securities	1,500	—	(14)	1,486
Total securities held to maturity	$53,398	$19	$(708)	$52,709
Total securities	$149,504	$352	$(2,345)	$147,511

At December 31, 2017 and 2016, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$29,963	$(286)	$30,362	$(1,051)	$60,325	$(1,337)
Obligations of states and political subdivisions	4,469	(53)	1,961	(102)	6,430	(155)
Total securities available for sale	$34,432	$(339)	$32,323	$(1,153)	$66,755	$(1,492)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$18,301	$(205)	$13,297	$(346)	$31,598	$(551)
Obligations of states and political subdivisions	6,889	(45)	—	—	6,889	(45)
Total securities held to maturity	$25,190	$(250)	$13,297	$(346)	$38,487	$(596)
Total securities	$59,622	$(589)	$45,620	$(1,499)	$105,242	$(2,088)

	2016
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$60,943	$(1,249)	$5,499	$(208)	$66,442	$(1,457)
Obligations of states and political subdivisions	5,130	(180)	—	—	5,130	(180)
Total securities available for sale	$66,073	$(1,429)	$5,499	$(208)	$71,572	$(1,637)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$34,770	$(483)	$—	$—	$34,770	$(483)
Obligations of states and political subdivisions	12,724	(211)	—	—	12,724	(211)
Corporate debt securities	$1,486	$(14)	$—	$—	$1,486	$(14)
Total securities held to maturity	$48,980	$(708)	$—	$—	$48,980	$(708)
Total securities	$115,053	$(2,137)	$5,499	$(208)	$120,552	$(2,345)

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
At December 31, 2017, there were sixty-eight out of eighty-two U.S. agency and mortgage-backed securities and thirty-nine out of eighty obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.7 years at December 31, 2017. At December 31, 2016, there were sixty-four out of eighty-three U.S. agency and mortgage-

backed securities, fifty out of seventy-eight obligations of states and political subdivisions, and one corporate debt security in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2016. The weighted-average re-pricing term of the portfolio was 4.7 years at December 31, 2016. The unrealized losses at December 31, 2017 in the U.S. agency and mortgage-backed securities portfolio and the obligations of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.
The amortized cost and fair value of securities at December 31, 2017 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$600	$601	$—	$—
Due after one year through five years	9,040	9,048	6,186	6,144
Due after five years through ten years	8,920	8,774	14,160	14,158
Due after ten years	72,034	70,832	27,862	27,400
	$90,594	$89,255	$48,208	$47,702
Proceeds from maturities, calls, principal payments, and sales of securities available for sale during 2017 and 2016 were $28.2 million and $22.8 million, respectively. Gross gains of $49 thousand and $22 thousand were realized on calls and sales during 2017 and 2016, respectively. Gross losses of $152 thousand and $14 thousand were realized on calls and sales during 2017 and 2016, respectively. For the year ended December 31, 2017, the Company donated one security from the available for sale portfolio to a not-for-profit organization. The Company recognized a gross gain of $13 thousand related to the charitable donation of the available for sale security during 2017. There were no donations of securities from the available for sale portfolio for the year ended December 31, 2016.
Proceeds from maturities, calls, principal payments, and sales of securities held to maturity during 2017 and 2016 were $5.0 million and $12.8 million, respectively. There were zero sales of securities from the held to maturity portfolio for the year ended December 31, 2017. For the year ended December 31, 2016, the Company sold one security from the held to maturity portfolio. The Company recognized no gain or loss related to the sale as the carrying value of the security sold equaled the proceeds from the sale of $657 thousand. The sale of this security was in response to credit deterioration of the issuer. The Company did not realize any gross gains or gross losses on held to maturity securities during 2017 or 2016.
Securities having a fair value of $35.2 million and $27.7 million at December 31, 2017 and 2016 were pledged to secure public deposits and for other purposes required by law.
Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017, and no impairment has been recognized.

The composition of restricted securities at December 31, 2017 and 2016 was as follows (in thousands):

	2017	2016
Federal Home Loan Bank stock	$645	$623
Federal Reserve Bank stock	875	875
Community Bankers’ Bank stock	50	50
	$1,570	$1,548

Note 3. Loans
Loans at December 31, 2017 and 2016 are summarized as follows (in thousands):

	2017	2016
Real estate loans:
Construction and land development	$35,927	$34,699
Secured by 1-4 family residential	208,177	198,763
Other real estate	222,256	211,210
Commercial and industrial loans	38,763	29,981
Consumer and other loans	17,078	11,414
Total loans	$522,201	$486,067
Allowance for loan losses	(5,326)	(5,321)
Loans, net	$516,875	$480,746
Net deferred loan fees included in the above loan categories were $301 thousand and $142 thousand at December 31, 2017 and 2016, respectively. Consumer and other loans included $232 thousand and $264 thousand of demand deposit overdrafts at December 31, 2017 and 2016, respectively.
The following tables provide a summary of loan classes and an aging of past due loans as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$986	$30	$40	$1,056	$34,871	$35,927	$269	$40
1-4 family residential	606	203	148	957	207,220	208,177	267	106
Other real estate loans	2,042	170	10	2,222	220,034	222,256	401	10
Commercial and industrial	184	25	—	209	38,554	38,763	—	—
Consumer and other loans	51	49	27	127	16,951	17,078	—	27
Total	$3,869	$477	$225	$4,571	$517,630	$522,201	$937	$183

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$40	$—	$40	$34,659	$34,699	$1,033	$—
1-4 family residential	980	170	410	1,560	197,203	198,763	413	84
Other real estate loans	321	701	—	1,022	210,188	211,210	74	—
Commercial and industrial	36	309	32	377	29,604	29,981	—	32
Consumer and other loans	19	7	—	26	11,388	11,414	—	—
Total	$1,356	$1,227	$442	$3,025	$483,042	$486,067	$1,520	$116

Credit Quality Indicators
As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to the risk grading of specified classes of loans. The Company utilizes a risk grading matrix to assign a rating to each of its loans. The loan ratings are summarized into the following categories: pass, special mention, substandard, doubtful, and loss. Pass rated loans include all risk rated credits other than those included in special mention, substandard, or doubtful. Loans classified as loss are charged-off. Loan officers assign risk grades to loans at origination and as renewals arise. The Bank’s Credit Administration department reviews risk grades for accuracy on a quarterly basis and as credit issues arise. In addition, a certain amount of loans are reviewed each year through the Company’s internal and external loan review process. A description of the general characteristics of the loan grading categories is as follows:
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
Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable, and improbable. The Company considers all doubtful loans to be impaired and places the loan on non-accrual status.
Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$31,553	$2,268	$2,106	$—	$35,927
Secured by 1-4 family residential	204,166	1,933	2,078	—	208,177
Other real estate loans	215,773	971	5,512	—	222,256
Commercial and industrial	38,606	53	104	—	38,763
Consumer and other loans	17,078	—	—	—	17,078
Total	$507,176	$5,225	$9,800	$—	$522,201

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$29,416	$2,402	$2,881	$—	$34,699
Secured by 1-4 family residential	193,395	3,295	2,073	—	198,763
Other real estate loans	200,009	6,990	4,211	—	211,210
Commercial and industrial	29,456	386	139	—	29,981
Consumer and other loans	11,414	—	—	—	11,414
Total	$463,690	$13,073	$9,304	$—	$486,067

Note 4. Allowance for Loan Losses
The following tables present, as of December 31, 2017 and 2016, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology (in thousands).

	December 31, 2017
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2016	$441	$1,019	$3,142	$380	$339	$5,321
Charge-offs	—	(126)	—	—	(607)	(733)
Recoveries	11	302	50	10	265	638
Provision for (recovery of) loan losses	(38)	(420)	(244)	28	774	100
Ending Balance, December 31, 2017	$414	$775	$2,948	$418	$771	$5,326
Ending Balance:
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	414	775	2,948	418	771	5,326
Loans:
Ending Balance	35,927	208,177	222,256	38,763	17,078	522,201
Individually evaluated for impairment	1,150	1,307	1,289	65	—	3,811
Collectively evaluated for impairment	34,777	206,870	220,967	38,698	17,078	518,390

	December 31, 2016
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2015	$1,532	$939	$2,534	$306	$213	$5,524
Charge-offs	—	(83)	(165)	—	(540)	(788)
Recoveries	4	293	2	11	275	585
Provision for (recovery of) loan losses	(1,095)	(130)	771	63	391	—
Ending Balance, December 31, 2016	$441	$1,019	$3,142	$380	$339	$5,321
Ending Balance:
Individually evaluated for impairment	—	37	—	—	—	37
Collectively evaluated for impairment	441	982	3,142	380	339	5,284
Loans:
Ending Balance	34,699	198,763	211,210	29,981	11,414	486,067
Individually evaluated for impairment	1,973	1,828	984	75	—	4,860
Collectively evaluated for impairment	32,726	196,935	210,226	29,906	11,414	481,207

Impaired loans and the related allowance at December 31, 2017 and 2016, were as follows (in thousands):

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$1,627	$1,150	$—	$1,150	$—	$1,814	$63
Secured by 1-4 family	1,387	1,307	—	1,307	—	1,637	64
Other real estate loans	1,483	1,289	—	1,289	—	1,137	95
Commercial and industrial	78	65	—	65	—	68	10
Total	$4,575	$3,811	$—	$3,811	$—	$4,656	$232

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,388	$1,973	$—	$1,973	$—	$2,407	$66
Secured by 1-4 family	1,851	1,675	153	1,828	37	2,013	87
Other real estate loans	1,213	984	—	984	—	2,529	22
Commercial and industrial	93	75	—	75	—	85	1
Total	$5,545	$4,707	$153	$4,860	$37	$7,034	$176

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
As of December 31, 2017, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $333 thousand. At December 31, 2017, $282 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $460 thousand in TDRs at December 31, 2016, $300 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the year ended December 31, 2017. There was one loan secured by 1-4 family residential real estate classified as a TDR during the year ended December 31, 2016 because principal was forgiven as part of the loan modification. The recorded investment for this loan prior to modification totaled $138 thousand and the recorded investment after the modification totaled $88 thousand. The TDR described above increased the allowance for loan losses by $32 thousand and resulted in a charge-off of $50 thousand during the year ended December 31, 2016.
For the years ended December 31, 2017 and 2016, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Management defines default as over 90 days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.
There were no non-accrual loans excluded from impaired loan disclosure at December 31, 2017 and December 31, 2016. Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $107 thousand during the years ended December 31, 2017 and 2016, respectively.

Note 5. Other Real Estate Owned
Changes in the balance for OREO are as follows (in thousands):

	2017	2016
Balance at the beginning of year, gross	$250	$2,903
Transfers in	326	287
Charge-offs	—	(251)
Sales proceeds	(441)	(2,882)
Gain on disposition	191	193
Balance at the end of year, gross	$326	$250
Less: valuation allowance	—	—
Balance at the end of year, net	$326	$250

There were no residential real estate properties included in the ending OREO balances above at December 31, 2017 and 2016. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2017.
Changes in the allowance for OREO losses are as follows (in thousands):

	2017	2016
Balance at beginning of year	$—	$224
Provision for losses	—	27
Charge-offs, net	—	(251)
Balance at end of year	$—	$—
Net expenses applicable to OREO, other than the provision for losses, were $5 thousand and $46 thousand for the years ended December 31, 2017 and 2016, respectively.
Note 6. Premises and Equipment
Premises and equipment are summarized as follows at December 31, 2017 and 2016 (in thousands):

	2017	2016
Land	$4,717	$4,796
Buildings and leasehold improvements	18,510	18,524
Furniture and equipment	6,394	5,836
Construction in process	140	216
	$29,761	$29,372
Less accumulated depreciation	9,870	8,587
	$19,891	$20,785
Depreciation expense included in operating expenses for 2017 and 2016 was $1.4 million.
Note 7. Deposits
The aggregate amount of time deposits, in denominations of $250 thousand or more, was $14.1 million and $10.1 million at December 31, 2017 and 2016, respectively.
The Bank obtains certain deposits through the efforts of third-party brokers. At December 31, 2017 and 2016, brokered deposits totaled $550 thousand and $601 thousand, respectively, and were included in time deposits on the Company’s consolidated financial statements.

At December 31, 2017, the scheduled maturities of time deposits were as follows (in thousands):

2018	$59,833
2019	26,929
2020	16,381
2021	12,454
2022	6,745
Thereafter	309
$122,651
Note 8. Other Borrowings
The Bank had unused lines of credit totaling $134.1 million and $125.6 million available with non-affiliated banks at December 31, 2017 and 2016, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $82.1 million at December 31, 2017. The Bank had collateral pledged on the borrowing line at December 31, 2017 and 2016 including real estate loans totaling $117.7 million and $103.9 million, respectively, and FHLB stock with a book value of $645 thousand and $623 thousand, respectively. The Bank did not have borrowings from the FHLB at December 31, 2017 and 2016.
Note 9. Subordinated Debt
On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note qualifies as Tier 2 capital for regulatory capital purposes and at December 31, 2017, the total amount of subordinated debt issued was included in the Company’s Tier 2 capital. Unamortized debt issuance costs related to the Note were $52 thousand and $70 thousand at December 31, 2017 and 2016, respectively.
The Note has a maturity date of October 1, 2025. Subject to regulatory approval, the Company may prepay the Note, in part or in full, beginning on October 30, 2020. The Note is an unsecured, subordinated obligation of the Company and ranks junior in right of payment to the Company’s senior indebtedness and to the Company’s obligations to its general creditors. The Note ranks equally with all other unsecured subordinated debt, except any which by its terms is expressly stated to be subordinated to the Note. The Note ranks senior to all current and future junior subordinated debt obligations, preferred stock, and common stock of the Company.
The Note is not convertible into common stock or preferred stock. The Agreement contains customary events of default such as the bankruptcy of the Company and the non-payment of principal or interest when due. The holder of the Note may accelerate the repayment of the Note only in the event of bankruptcy or similar proceedings and not for any other event of default.
Note 10. Junior Subordinated Debt
On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2017 and 2016 was 4.20% and 3.59%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.
On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2017 and 2016 was 2.94% and 2.45%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the

Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.
While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the junior subordinated debt may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total junior subordinated debt. The portion of the junior subordinated debt not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2017 and December 31, 2016, the total amount of junior subordinated debt issued by the Trusts was included in the Company’s Tier 1 capital.
Note 11. Income Taxes
The Company is subject to U.S. federal and Virginia income tax as well as bank franchise tax in the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2014.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law, which reduces the Company's corporate tax rate from 34% to 21%. When changes in tax rates and laws are enacted, the Company must recognize the effects of changes in tax rates on deferred tax balances in the period in which the enactment occurs. Accordingly, the Company recorded a $752 thousand charge to income tax expense in 2017 related to the re-measurement of net deferred tax assets resulting from the new 21% corporate tax rate.
Net deferred tax assets consisted of the following components at December 31, 2017 and 2016 (in thousands):

	2017	2016
Deferred Tax Assets
Allowance for loan losses	$1,118	$1,809
Securities available for sale	281	447
Accrued pension	—	689
Accrued health insurance	11	—
Core deposit intangible	317	371
Unvested stock-based compensation	9	19
Limited partnership investments	5	17
Loan origination fees, net	63	48
	$1,804	$3,400
Deferred Tax Liabilities
Depreciation	$562	$708
Discount accretion	—	2
Overfunded pension liability	27	—
	$589	$710
Net deferred tax assets	$1,215	$2,690
The income tax expense for the years ended December 31, 2017 and 2016 consisted of the following (in thousands):

	2017	2016
Current tax expense	$2,443	$1,925
Deferred tax expense (1)	1,283	428
	$3,726	$2,353

(1)	The deferred tax expense for the year ended December 31, 2017 includes $752 thousand of income taxes related to the re-measurement of net deferred tax assets.

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2017 and 2016, due to the following (in thousands):

	2017	2016
Computed tax expense at statutory federal rate	$3,459	$2,808
Increase in income taxes resulting from re-measurement of net deferred tax assets	752	—
Decrease in income taxes resulting from:
Tax-exempt interest and dividend income	(241)	(254)
Income from bank owned life insurance	(244)	(179)
Other	—	(22)
	$3,726	$2,353
Note 12. Funds Restrictions and Reserve Balance
Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances, and cash dividends are restricted by federal and state regulatory authorities. At December 31, 2017, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent company, without prior regulatory approval, totaled $4.5 million. The amount of unrestricted funds is generally determined by subtracting the total dividend payments of the Bank from the Bank’s net income for that year, combined with the Bank’s retained net income for the preceding two years.
The Bank must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2017 and 2016, the aggregate amounts of daily average required balances were approximately $7.4 million and $6.0 million, respectively.
Note 13. Benefit Plans
Pension Plan
The Bank had a noncontributory, defined benefit pension plan for all full-time employees over 21 years of age with at least one year of credited service and hired prior to May 1, 2011. Effective May 1, 2011, the plan was frozen to new participants. Only individuals employed on or before April 30, 2011 were eligible to become participants in the plan upon satisfaction of the eligibility requirements. Benefits were generally based upon years of service and average compensation for the five highest-paid consecutive years of service. The Bank’s funding practice was to make at least the minimum required annual contribution permitted by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.
On September 14, 2016, the defined benefit pension plan was amended to be terminated. Under the amendment, benefit accruals ceased as of November 30, 2016. The Internal Revenue Service approved the termination on October 16, 2017 and the Company distributed all plan assets on March 8, 2018. The funding status of the plan on March 8, 2018 was not significantly different from the funded status disclosed in the table below. The benefit obligation and the fair value of assets did not change significantly prior to the distribution of plan assets. Pension plan assets remained in cash and equivalents through the distribution date.

The following tables provide a reconciliation of the changes in the plan benefit obligation and the fair value of assets for the periods ended December 31, 2017 and 2016 (in thousands).

	2017	2016
Change in Benefit Obligation
Benefit obligation, beginning of year	$5,777	$8,107
Service cost	—	410
Interest cost	82	331
Actuarial (gain) loss	(145)	245
Benefits paid	(431)	(695)
Gain due to curtailment	—	(2,621)
Benefit obligation, end of year	$5,283	$5,777
Changes in Plan Assets
Fair value of plan assets, beginning of year	$3,693	$4,264
Actual return on plan assets	16	124
Employer contributions	1,800	—
Benefits paid	(431)	(695)
Fair value of assets, end of year	$5,078	$3,693
Funded Status, end of year	$(205)	$(2,084)
Amount Recognized in Other Liabilities	$(205)	$(2,084)

Amounts Recognized in Accumulated Other Comprehensive Loss, net of tax
Net gain	$(126)	$—
Deferred income tax expense	27	—
Amount recognized	$(99)	$—

Weighted Average Assumptions Used to Determine Benefit Obligation
Discount rate used for disclosure
First five years	1.96%	1.47%
Five years to twenty years	3.58%	3.34%
After twenty years	4.35%	4.30%
Expected return on plan assets	1.00%	7.50%
Rate of compensation increase	N/A	3.00%

Components of Net Periodic Benefit Cost
Service cost	$—	$410
Interest cost	82	331
Expected return on plan assets	(35)	(297)
Recognized net gain due to curtailment	—	(173)
Recognized net actuarial loss	—	84
Net periodic benefit cost	$47	$355

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net gain	$(126)	$(2,115)
Total recognized in other comprehensive income (loss)	$(126)	$(2,115)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income (Loss)	$(79)	$(1,760)

	2017	2016
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	1.47%	4.25%
Expected return on plan assets	1.00%	7.50%
Rate of compensation increase	N/A	3.00%
The plan sponsor selected the expected rate of return on assets assumption in consultation with their investment advisors and actuary. This rate was intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits.
Because assets were held in a qualified trust, anticipated returns were not reduced for taxes. Further, solely for this purpose, the plan was assumed to continue in force and not terminate during the period during which assets were invested. However, consideration was given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).
The process used to select the discount rate assumption took into account the benefit cash flow and the segmented yields on high-quality corporate bonds that were available to provide for the payment of the benefit cash flow. A single effective discount rate was then established that produced an equivalent discounted present value.

The pension plan’s weighted-average asset allocations at the end of the plan year for 2017 and 2016, by asset category were as follows:

	2017	2016
Asset Category
Cash and equivalents	100%	100%
Total	100%	100%
It was the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs included, but were not limited to, management and custodial fees, consulting fees, transaction costs, and other administrative costs chargeable to the trust.
The pension financial instruments measured and reported at fair value were classified and disclosed in one of the following categories:

•	Level 1 Inputs to the valuation methodology were quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 Inputs to the valuation methodology included quoted prices for similar assets and liabilities in active markets, and inputs that were observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 Inputs to the valuation methodology were unobservable and significant to the fair value measurement.
The following tables set forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2017 and 2016 (in thousands):

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Cash and equivalents	$5,078	$5,078	$—	$—
Total	$5,078	$5,078	$—	$—

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Cash and equivalents	$3,693	$3,693	$—	$—
Total	$3,693	$3,693	$—	$—

The Company made a cash contribution of $1.8 million during the year ended December 31, 2017. The Company did not make a cash contribution during the year ended December 31, 2016. The Company made an additional contribution of $205 thousand upon the final distribution of plan assets on March 8, 2018. The accumulated benefit obligation for the defined benefit pension plan was $5.3 million and $5.8 million at December 31, 2017 and 2016, respectively.

401(k) Plan
The Company maintains a 401(k) plan for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution based on years of service to participants who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2017 and 2016, expense attributable to the Plan amounted to $740 thousand and $482 thousand, respectively.
Employee Stock Ownership Plan
On January 1, 2000, the Company established an employee stock ownership plan. The ESOP provides an opportunity for the Company to award shares of First National Corporation stock to employees at its discretion. Employees are eligible to participate in the ESOP effective immediately upon beginning service with the Company. Participants become 100% vested after two years of credited service. The Board of Directors may make discretionary contributions, within certain limitations prescribed by federal tax regulations. There was no compensation expense for the ESOP for the years ended December 31, 2017 and 2016. Shares of the Company held by the ESOP at December 31, 2017 and 2016 were 230,846 and 247,283, respectively.
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
The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2017 and 2016 (dollars in thousands, except per share data):

	2017	2016
(Numerator):
Net income	$6,448	$5,907
(Denominator):
Weighted average shares outstanding – basic	4,941,233	4,924,636
Potentially dilutive common shares – restricted stock units	2,665	3,548
Weighted average shares outstanding – diluted	4,943,898	4,928,184
Income per common share
Basic	$1.30	$1.20
Diluted	$1.30	$1.20

Note 15. Commitments and Unfunded Credits
The Company, through its banking subsidiary, is a party to credit related financial instruments with risk not reflected in the consolidated financial statements in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments.
At December 31, 2017 and 2016, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2017	2016
Commitments to extend credit and unfunded commitments under lines of credit	$77,992	$71,421
Stand-by letters of credit	10,379	8,983
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
Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may or may not be drawn upon to the total extent to which the Bank is committed.
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
At December 31, 2017, the Bank had $2.8 million in locked-rate commitments to originate mortgage loans and $438 thousand in loans held for sale. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.
The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2017 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $11 thousand.
Note 16. Transactions with Related Parties
During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. In management’s opinion, these transactions were made on substantially the same terms as those prevailing for other customers.
At December 31, 2017 and 2016, these loans totaled $225 thousand and $148 thousand, respectively. During 2017, total principal additions were $99 thousand and total principal payments were $22 thousand.
Deposits from related parties held by the Bank at December 31, 2017 and 2016 amounted to $4.5 million and $5.6 million, respectively.

Note 17. Lease Commitments
The Company was obligated under noncancelable leases for banking premises. Total rental expense for operating leases for 2017 and 2016 was $105 thousand and $90 thousand, respectively. Minimum rental commitments under noncancelable leases with terms in excess of one year as of December 31, 2017 were as follows (in thousands):

Operating Leases
2018	$124
2019	102
2020	79
2021	74
2022 and thereafter	54
$433
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
The Company issued 3,035 and 3,949 common shares to the DRIP during the years ended December 31, 2017 and 2016, respectively.
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
The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands).

		Fair Value Measurements at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$74,804	$—	$74,804	$—
Obligations of states and political subdivisions	14,451	—	14,451	—
	$89,255	$—	$89,255	$—

		Fair Value Measurements at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$80,171	$—	$80,171	$—
Obligations of states and political subdivisions	14,620	—	14,620	—
Corporate equity securities	11	11	—	—
	$94,802	$11	$94,791	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale
Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2017 and 2016.
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
Other real estate owned
Loans are transferred to other real estate owned when the collateral securing them is foreclosed on or acquired through a deed in lieu of foreclosure. The measurement of loss associated with other real estate owned is based on the appraisal documents and assessed the same way as impaired loans described above. Any fair value adjustments are recorded in the period incurred as other real estate owned income on the Consolidated Statements of Income.
The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016 (dollars in thousands).

		Fair Value Measurements at December 31, 2017
Description.	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$326	$—	$—	$326

		Fair Value Measurements at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$116	$—	$—	$116
Other real estate owned	250	—	—	250

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted- Average)
Other real estate owned	$326	Contract Price	Selling cost	7%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted- Average)
Impaired loans, net	$116	Property appraisals	Selling cost	10%
Other real estate owned	$250	Property appraisals	Selling cost	—%
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
The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2017 and 2016, fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2017 and 2016 are as follows (in thousands):

	Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$39,986	$39,986	$—	$—	$39,986
Securities available for sale	89,255	—	89,255	—	89,255
Securities held to maturity	48,208	—	46,186	1,516	47,702
Restricted securities	1,570	—	1,570	—	1,570
Loans held for sale	438	—	438	—	438
Loans, net	516,875	—	—	514,013	514,013
Bank owned life insurance	13,967	—	13,967	—	13,967
Accrued interest receivable	1,916	—	1,916	—	1,916
Financial Liabilities
Deposits	$664,980	$—	$542,329	$120,834	$663,163
Subordinated debt	4,948	—	—	5,004	5,004
Junior subordinated debt	9,279	—	—	9,653	9,653
Accrued interest payable	98	—	98	—	98

	Fair Value Measurements at December 31, 2016 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$41,092	$41,092	$—	$—	$41,092
Securities available for sale	94,802	11	94,791	—	94,802
Securities held to maturity	53,398	—	51,223	1,486	52,709
Restricted securities	1,548	—	1,548	—	1,548
Loans held for sale	337	—	337	—	337
Loans, net	480,746	—	—	481,475	481,475
Bank owned life insurance	13,928	—	13,928	—	13,928
Accrued interest receivable	1,746	—	1,746	—	1,746
Financial Liabilities
Deposits	$645,570	$—	$517,143	$127,179	$644,322
Subordinated debt	4,930	—	—	4,715	4,715
Junior subordinated debt	9,279	—	—	9,075	9,075
Accrued interest payable	95	—	95	—	95

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2017 and December 31, 2016, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2017, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank declared and paid cash dividends on common stock to the Company totaling $5.5 million during 2017. A comparison of the capital of the Bank at December 31, 2017 and December 31, 2016 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017:
Total Capital (to Risk-Weighted Assets)	$67,624	13.12%	$41,239	8.00%	$51,548	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$62,298	12.09%	$30,929	6.00%	$41,239	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$62,298	12.09%	$23,197	4.50%	$33,506	6.50%
Tier 1 Capital (to Average Assets)	$62,298	8.46%	$29,457	4.00%	$36,821	5.00%
December 31, 2016:
Total Capital (to Risk-Weighted Assets)	$65,590	13.47%	$38,951	8.00%	$48,689	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$60,269	12.38%	$29,213	6.00%	$38,951	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$60,269	12.38%	$21,910	4.50%	$31,648	6.50%
Tier 1 Capital (to Average Assets)	$60,269	8.48%	$28,432	4.00%	$35,540	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. The buffer began applying to the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%. Accordingly, the Bank was required to maintain a capital conservation buffer of 1.25% and 0.625% at December 31, 2017 and December 31, 2016, respectively. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of December 31, 2017 and December 31, 2016, the capital conservation buffer of the Bank was 5.12% and 5.47%, respectively.

Note 21. Accumulated Other Comprehensive Loss
Changes in each component of accumulated other comprehensive loss were as follows (in thousands):

	Net Unrealized Losses on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(192)	$(1,396)	$(1,588)
Unrealized holding losses (net of tax, ($341))	(663)	—	(663)
Reclassification adjustment (net of tax, ($3))	(5)	—	(5)
Pension liability adjustment (net of tax, $719)	—	1,396	1,396
Change during period	(668)	1,396	728
Balance at December 31, 2016	$(860)	$—	$(860)
Unrealized holding losses (net of tax, ($43))	(82)	—	(82)
Reclassification adjustment (net of tax, $31)	59	—	59
Pension liability adjustment (net of tax, $43)	—	83	83
Reclassification of tax effects stranded in accumulated other comprehensive loss by tax rate change	(174)	16	(158)
Change during period	(197)	99	(98)
Balance at December 31, 2017	$(1,057)	$99	$(958)
The following table presents information related to reclassifications from accumulated other comprehensive loss for the years ended December 31, 2017 and 2016 (in thousands):

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	For the year ended December 31,
	2017	2016
Securities available for sale:
Net securities losses (gains) reclassified into earnings	$90	$(8)	Net (losses) gains on securities available for sale
Related income tax (benefit) expense	(31)	3	Income tax expense
Total reclassifications	$59	$(5)	Net of tax
Note 22. Stock Compensation Plans
On May 13, 2014, the Company’s shareholders approved the First National Corporation 2014 Stock Incentive Plan, which makes available up to 240,000 shares of common stock for the granting of stock options, restricted stock awards, stock appreciation rights, and other stock-based awards. Awards are made at the discretion of the Board of Directors and compensation cost equal to the fair value of the award is recognized over the vesting period.
Stock Awards
Whenever the Company deems it appropriate to grant a stock award, the recipient receives a specified number of unrestricted shares of employer stock. Stock awards may be made by the Company at its discretion without cash consideration and may be granted as settlement of a performance-based compensation award.
During 2017, the Company granted and issued 2,000 shares of common stock to the Chief Executive Officer for his individual performance and dedicated service to the Company and 2,728 shares of common stock to members of the Board of Directors for their dedicated service and support. Compensation expense related to stock awards totaled $72 thousand and $25 thousand for the years ended December 31, 2017 and 2016, respectively.

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
In 2017, 3,939 restricted stock units were granted to employees, with 1,317 units vesting immediately and 2,622 units subject to a two year vesting schedule with one half of the units vesting each year on the grant date anniversary. The recipient does not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipient becomes the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.
A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	2017
	Shares	Weighted Average Grant Date Fair Value
Unvested, January 1, 2017	10,259	$8.88
Granted	3,939	15.20
Vested	(8,536)	9.89
Forfeited	—	—
Unvested, December 31, 2017	5,662	$11.76
At December 31, 2017, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $25 thousand. This expense is expected to be recognized through 2019. Compensation expense related to restricted stock unit awards recognized for the years ended December 31, 2017 and 2016 totaled $69 thousand and $88 thousand, respectively. As of December 31, 2017, the Company did not expect the forfeiture of any unvested restricted stock units.

Note 23. Parent Company Only Financial Statements
FIRST NATIONAL CORPORATION
(Parent Company Only)
Balance Sheets
December 31, 2017 and 2016
(in thousands)

	2017	2016
Assets
Cash	$9,964	$5,690
Investment in subsidiaries, at cost, plus undistributed net income	62,094	60,344
Other assets	327	335
Total assets	$72,385	$66,369
Liabilities and Shareholders’ Equity
Subordinated debt	$4,948	$4,930
Junior subordinated debt	9,279	9,279
Other liabilities	4	9
Total liabilities	$14,231	$14,218
Preferred stock	$—	$—
Common stock	6,182	6,162
Surplus	7,260	7,093
Retained earnings	45,670	39,756
Accumulated other comprehensive loss, net	(958)	(860)
Total shareholders’ equity	$58,154	$52,151
Total liabilities and shareholders’ equity	$72,385	$66,369

FIRST NATIONAL CORPORATION
(Parent Company Only)
Statements of Income
Years Ended December 31, 2017 and 2016
(in thousands)

	2017	2016
Income
Dividends from subsidiary	$5,500	$2,325
Other income	13	—
Total income	$5,513	$2,325
Expense
Interest expense	$663	$620
Marketing	13	—
Supplies	3	2
Legal and professional fees	113	104
Data processing	62	61
Management fee-subsidiary	265	258
Other expense	8	17
Total expense	$1,127	$1,062
Income before allocated tax benefits and undistributed income of subsidiary	$4,386	$1,263
Allocated income tax benefit	379	361
Income before equity in undistributed income of subsidiary	$4,765	$1,624
Equity in undistributed income of subsidiary	1,683	4,283
Net income	$6,448	$5,907

FIRST NATIONAL CORPORATION
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2017 and 2016
(in thousands)

	2017	2016
Cash Flows from Operating Activities
Net income	$6,448	$5,907
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(1,683)	(4,283)
Amortization of debt issuance costs	18	17
(Increase) decrease in other assets	(3)	74
Decrease in other liabilities	(1)	—
Net cash provided by operating activities	$4,779	$1,715
Cash Flows from Financing Activities
Cash dividends paid on common stock, net of reinvestment	$(646)	$(550)
Net proceeds from issuance of common stock	141	113
Net cash used in financing activities	$(505)	$(437)
Increase in cash and cash equivalents	$4,274	$1,278
Cash and Cash Equivalents
Beginning	5,690	4,412
Ending	$9,964	$5,690

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
The Company’s management has evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2017 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in Exchange Act reports is (1) recorded, processed, summarized, and reported in a timely manner and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Management’s Report on the Effectiveness of Internal Controls over Financial Reporting.”
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
Information required by this Item is set forth under the headings “Election of Directors – Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” “Committees” and “Director Selection Process” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders (the Proxy Statement), which information is incorporated herein by reference.

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

3.3
By-laws of First National Corporation (as restated in electronic format as of February 14, 2018), attached as Exhibit 3.1 to the Current Report on Form 8-K filed February 20, 2018 and incorporated by reference herein.

		4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994) (paper filing).
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
101
The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

	(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:	/s/ Scott C. Harvard

President and Chief Executive Officer
(on behalf of the registrant and as principal executive officer)

Date:	March 23, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott C. Harvard	Date:	March 23, 2018
President & Chief Executive Officer Director
(principal executive officer)

/s/ M. Shane Bell	Date:	March 23, 2018
Executive Vice President & Chief Financial Officer
(principal financial officer and principal accounting officer)

/s/ Elizabeth H. Cottrell	Date:	March 23, 2018
Chairman of the Board of Directors

/s/ Gerald F. Smith, Jr.	Date:	March 23, 2018
Vice Chairman of the Board of Directors

/s/ Emily Marlow Beck	Date:	March 23, 2018
Director

/s/ Boyce E. Brannock	Date:	March 23, 2018
Director

/s/ Dr. Miles K. Davis	Date:	March 23, 2018
Director

/s/ Christopher E. French	Date:	March 23, 2018
Director

/s/ W. Michael Funk	Date:	March 23, 2018
Director

/s/ James R. Wilkins, III	Date:	March 23, 2018
Director