Form 10-Q
period 2018-03-31
FIRST NATIONAL CORP /VA/
filed 2018-05-07
CIK 719402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 7, 2018, 4,952,575 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST NATIONAL CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited) March 31, 2018	December 31, 2017*
Assets
Cash and due from banks	$11,185	$11,358
Interest-bearing deposits in banks	58,092	28,628
Securities available for sale, at fair value	93,699	89,255
Securities held to maturity, at amortized cost (fair value, 2018, $45,630; 2017, $47,702)	46,791	48,208
Restricted securities, at cost	1,590	1,570
Loans held for sale	68	438
Loans, net of allowance for loan losses, 2018, $5,272; 2017, $5,326	515,664	516,875
Other real estate owned, net of valuation allowance, 2018, $0; 2017, $0	—	326
Premises and equipment, net	19,833	19,891
Accrued interest receivable	1,869	1,916
Bank owned life insurance	13,711	13,967
Core deposit intangibles, net	799	930
Other assets	4,553	5,748
Total assets	$767,854	$739,110

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$189,460	$180,912
Savings and interest-bearing demand deposits	378,330	361,417
Time deposits	125,035	122,651
Total deposits	$692,825	$664,980
Subordinated debt	4,952	4,948
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	1,105	1,749
Total liabilities	$708,161	$680,956
Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2018, 4,952,575 shares; 2017, 4,945,702 shares	6,191	6,182
Surplus	7,312	7,260
Retained earnings	48,109	45,670
Accumulated other comprehensive loss, net	(1,919)	(958)
Total shareholders’ equity	$59,693	$58,154
Total liabilities and shareholders’ equity	$767,854	$739,110
*Derived from audited consolidated financial statements.
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2018	March 31, 2017
Interest and Dividend Income
Interest and fees on loans	$6,305	$5,646
Interest on deposits in banks	160	61
Interest and dividends on securities:
Taxable interest	680	662
Tax-exempt interest	145	143
Dividends	22	20
Total interest and dividend income	$7,312	$6,532
Interest Expense
Interest on deposits	$590	$383
Interest on subordinated debt	89	89
Interest on junior subordinated debt	86	68
Total interest expense	$765	$540
Net interest income	$6,547	$5,992
Provision for loan losses	100	—
Net interest income after provision for loan losses	$6,447	$5,992
Noninterest Income
Service charges on deposit accounts	$762	$755
ATM and check card fees	519	501
Wealth management fees	407	347
Fees for other customer services	153	140
Income from bank owned life insurance	559	93
Net gains on sale of loans	9	33
Other operating income	224	72
Total noninterest income	$2,633	$1,941
Noninterest Expense
Salaries and employee benefits	$3,383	$3,242
Occupancy	400	367
Equipment	423	408
Marketing	109	136
Supplies	80	91
Legal and professional fees	191	197
ATM and check card expense	203	162
FDIC assessment	82	79
Bank franchise tax	115	104
Telecommunications expense	36	110
Data processing expense	162	150
Postage expense	61	61
Amortization expense	131	169
Other real estate owned (income) expense, net	(23)	2
Other operating expense	513	473
Total noninterest expense	$5,866	$5,751
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Continued)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2018	March 31, 2017
Income before income taxes	$3,214	$2,182
Income tax expense	527	639
Net income	$2,687	$1,543
Earnings per common share
Basic	$0.54	$0.31
Diluted	$0.54	$0.31
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net income	$2,687	$1,543
Other comprehensive (loss) income, net of tax,
Unrealized holding (losses) gains on available for sale securities, net of tax ($229) and $196, respectively	(862)	381
Pension liability adjustment, net of tax ($27) and $0, respectively	(99)	—
Total other comprehensive (loss) income	(961)	381
Total comprehensive income	$1,726	$1,924
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities
Net income	$2,687	$1,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	345	351
Amortization of core deposit intangibles	131	169
Amortization of debt issuance costs	4	4
Origination of loans held for sale	(192)	(1,428)
Proceeds from sale of loans held for sale	571	1,798
Net gains on sales of loans held for sale	(9)	(33)
Provision for loan losses	100	—
Net gains on sale of other real estate owned	(24)	—
Increase in cash value of bank owned life insurance	(91)	(85)
Accretion of discounts and amortization of premiums on securities, net	138	156
Accretion of premium on time deposits	(22)	(29)
Stock-based compensation	70	64
Excess tax benefits on stock-based compensation	(7)	(14)
Deferred income tax expense (benefit)	37	(102)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	47	(7)
Decrease in other assets	1,394	168
(Decrease) increase in accrued expenses and other liabilities	(743)	280
Net cash provided by operating activities	$4,436	$2,835
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$3,052	$3,370
Proceeds from maturities, calls, and principal payments of securities held to maturity	1,368	1,345
Purchases of securities available for sale	(8,676)	—
Net purchase of restricted securities	(20)	(22)
Purchase of premises and equipment	(287)	(275)
Proceeds from sale of other real estate owned	350	—
Proceeds from cash value of bank owned life insurance	347	—
Net decrease (increase) in loans	1,111	(11,573)
Net cash used in investing activities	$(2,755)	$(7,155)
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$25,461	$10,778
Net increase (decrease) in time deposits	2,406	(1,550)
Cash dividends paid on common stock, net of reinvestment	(233)	(161)
Repurchase of common stock	(24)	—
Net cash provided by financing activities	$27,610	$9,067
Increase in cash and cash equivalents	$29,291	$4,747
Cash and Cash Equivalents
Beginning	$39,986	$41,092
Ending	$69,277	$45,839
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$779	$576
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized (losses) gains on securities available for sale	$(1,091)	$577
Change in pension liability	$(126)	$—
Issuance of common stock, dividend reinvestment plan	$15	$12
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2016	$—	$6,162	$7,093	$39,756	$(860)	$52,151
Net income	—	—	—	1,543	—	1,543
Other comprehensive income	—	—	—	—	381	381
Cash dividends on common stock ($0.035 per share)	—	—	—	(173)	—	(173)
Stock-based compensation	—	—	64	—	—	64
Issuance of 827 shares common stock, dividend reinvestment plan	—	1	11	—	—	12
Issuance of 10,536 shares common stock, stock incentive plan	—	13	(13)	—	—	—
Balance, March 31, 2017	$—	$6,176	$7,155	$41,126	$(479)	$53,978

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$—	$6,182	$7,260	$45,670	$(958)	$58,154
Net income	—	—	—	2,687	—	2,687
Other comprehensive loss	—	—	—	—	(961)	(961)
Cash dividends on common stock ($0.05 per share)	—	—	—	(248)	—	(248)
Stock-based compensation	—	—	70	—	—	70
Issuance of 851 shares common stock, dividend reinvestment plan	—	1	14	—	—	15
Issuance of 7,339 shares common stock, stock incentive plan	—	9	(9)	—	—	—
Repurchase of 1,317 shares of common stock, stock incentive plan	—	(1)	(23)	—	—	(24)
Balance, March 31, 2018	$—	$6,191	$7,312	$48,109	$(1,919)	$59,693
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2018 and December 31, 2017, the statements of income and comprehensive income for the three months ended March 31, 2018 and 2017 and the cash flows and changes in shareholders’ equity for the three months ended March 31, 2018 and 2017. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Adoption of ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606."

On January 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606." This ASU revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The original guidance was amended through subsequent accounting standard updates that resulted in technical corrections, improvements, and a one-year deferral of the effective date to January 1, 2018. The guidance, as amended, is applicable to all entities and replaces significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, financial guarantees, and sales of financial instruments are similarly excluded from the scope. The guidance is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, and merchant income. The Company adopted this guidance via the modified retrospective approach, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application.

Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, and merchant income. The Company also completed an evaluation of certain costs related to these revenue streams to determine whether such costs should be presented gross versus net. Based on these assessments, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

Recent Accounting Pronouncements

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

Notes to Consolidated Financial Statements (Unaudited)

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
In March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company does not expect the adoption of ASU 2017-08 to have a material impact on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that ASU 2017-12 will have on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments provide targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the amendments include clarifications related to: measurement elections, transition requirements, and adjustments associated with equity securities without readily determinable fair values; fair value measurement requirements for forward contracts and purchased options on equity securities; presentation requirements for hybrid financial liabilities for which the fair value option has been elected; and measurement requirements for liabilities denominated in a foreign currency for which the fair value option has been elected. The amendments are effective for fiscal years beginning after December 15, 2017,

Notes to Consolidated Financial Statements (Unaudited)

and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-03 to have a material impact on its consolidated financial statements.
Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$81,309	$24	$(2,225)	$79,108
Obligations of states and political subdivisions	14,820	57	(286)	14,591
Total securities available for sale	$96,129	$81	$(2,511)	$93,699
Securities held to maturity:
U.S. agency and mortgage-backed securities	$30,750	$—	$(984)	$29,766
Obligations of states and political subdivisions	14,541	18	(192)	14,367
Corporate debt securities	1,500	—	(3)	1,497
Total securities held to maturity	$46,791	$18	$(1,179)	$45,630
Total securities	$142,920	$99	$(3,690)	$139,329

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$76,074	$67	$(1,337)	$74,804
Obligations of states and political subdivisions	14,520	86	(155)	14,451
Total securities available for sale	$90,594	$153	$(1,492)	$89,255
Securities held to maturity:
U.S. agency and mortgage-backed securities	$32,149	$—	$(551)	$31,598
Obligations of states and political subdivisions	14,559	74	(45)	14,588
Corporate debt securities	1,500	16	—	1,516
Total securities held to maturity	$48,208	$90	$(596)	$47,702
Total securities	$138,802	$243	$(2,088)	$136,957

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2018 and December 31, 2017, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	March 31, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$47,868	$(941)	$29,121	$(1,284)	$76,989	$(2,225)
Obligations of states and political subdivisions	7,120	(149)	1,924	(137)	9,044	(286)
Total securities available for sale	$54,988	$(1,090)	$31,045	$(1,421)	$86,033	$(2,511)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$17,269	$(478)	$12,497	$(506)	$29,766	$(984)
Obligations of states and political subdivisions	11,166	(192)	—	—	11,166	(192)
Corporate debt securities	1,497	(3)	—	—	1,497	(3)
Total securities held to maturity	$29,932	$(673)	$12,497	$(506)	$42,429	$(1,179)
Total securities	$84,920	$(1,763)	$43,542	$(1,927)	$128,462	$(3,690)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$29,963	$(286)	$30,362	$(1,051)	$60,325	$(1,337)
Obligations of states and political subdivisions	4,469	(53)	1,961	(102)	6,430	(155)
Total securities available for sale	$34,432	$(339)	$32,323	$(1,153)	$66,755	$(1,492)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$18,301	$(205)	$13,297	$(346)	$31,598	$(551)
Obligations of states and political subdivisions	6,889	(45)	—	—	6,889	(45)
Total securities held to maturity	$25,190	$(250)	$13,297	$(346)	$38,487	$(596)
Total securities	$59,622	$(589)	$45,620	$(1,499)	$105,242	$(2,088)
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

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2018, there were eighty out of eighty-five U.S. agency and mortgage-backed securities, fifty-six out of eighty obligations of states and political subdivisions, and one corporate debt security in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 5.0 years at March 31, 2018. At December 31, 2017, there were sixty-eight out of eighty-two U.S. agency and mortgage-backed securities and thirty-nine out of eighty obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2017. The weighted-average re-pricing term of the portfolio was 4.7 years at December 31, 2017. The unrealized losses at March 31, 2018 in the U.S. agency and mortgage-backed securities portfolio, the obligations of states and political subdivisions portfolio, and the corporate debt securities portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at March 31, 2018 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$507	$514	$—	$—
Due after one year through five years	8,965	8,877	6,808	6,681
Due after five years through ten years	12,112	11,721	13,723	13,534
Due after ten years	74,545	72,587	26,260	25,415
	$96,129	$93,699	$46,791	$45,630
Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018, and no impairment has been recognized.

The composition of restricted securities at March 31, 2018 and December 31, 2017 was as follows (in thousands):

	March 31, 2018	December 31, 2017
Federal Home Loan Bank stock	$665	$645
Federal Reserve Bank stock	875	875
Community Bankers’ Bank stock	50	50
	$1,590	$1,570

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at March 31, 2018 and December 31, 2017 are summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Real estate loans:
Construction and land development	$33,941	$35,927
Secured by 1-4 family residential	208,338	208,177
Other real estate loans	222,352	222,256
Commercial and industrial loans	39,253	38,763
Consumer and other loans	17,052	17,078
Total loans	$520,936	$522,201
Allowance for loan losses	(5,272)	(5,326)
Loans, net	$515,664	$516,875

Net deferred loan fees included in the above loan categories were $261 thousand and $301 thousand at March 31, 2018 and December 31, 2017, respectively. Consumer and other loans included $222 thousand and $232 thousand of demand deposit overdrafts at March 31, 2018 and December 31, 2017, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$45	$344	$512	$901	$33,040	$33,941	$—	$512
Secured by 1-4 family residential	873	397	302	1,572	206,766	208,338	300	99
Other real estate loans	268	384	162	814	221,538	222,352	382	162
Commercial and industrial	83	13	—	96	39,157	39,253	—	—
Consumer and other loans	144	51	—	195	16,857	17,052	—	—
Total	$1,413	$1,189	$976	$3,578	$517,358	$520,936	$682	$773

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$986	$30	$40	$1,056	$34,871	$35,927	$269	$40
Secured by 1-4 family residential	606	203	148	957	207,220	208,177	267	106
Other real estate loans	2,042	170	10	2,222	220,034	222,256	401	10
Commercial and industrial	184	25	—	209	38,554	38,763	—	—
Consumer and other loans	51	49	27	127	16,951	17,078	—	27
Total	$3,869	$477	$225	$4,571	$517,630	$522,201	$937	$183

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
Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$29,743	$2,448	$1,750	$—	$33,941
Secured by 1-4 family residential	204,456	1,908	1,974	—	208,338
Other real estate loans	215,723	962	5,667	—	222,352
Commercial and industrial	38,912	47	294	—	39,253
Consumer and other loans	17,052	—	—	—	17,052
Total	$505,886	$5,365	$9,685	$—	$520,936

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$31,553	$2,268	$2,106	$—	$35,927
Secured by 1-4 family residential	204,166	1,933	2,078	—	208,177
Other real estate loans	215,773	971	5,512	—	222,256
Commercial and industrial	38,606	53	104	—	38,763
Consumer and other loans	17,078	—	—	—	17,078
Total	$507,176	$5,225	$9,800	$—	$522,201

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Loan Losses

The following tables present, as of March 31, 2018, December 31, 2017 and March 31, 2017, the total allowance for loan losses, the allowance by impairment methodology, and loans by impairment methodology (in thousands):

	March 31, 2018
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2017	$414	$775	$2,948	$418	$771	$5,326
Charge-offs	—	(2)	—	(8)	(196)	(206)
Recoveries	—	3	1	1	47	52
Provision for (recovery of) loan losses	(18)	2	18	40	58	100
Ending Balance, March 31, 2018	$396	$778	$2,967	$451	$680	$5,272
Ending Balance:
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	396	778	2,967	451	680	5,272
Loans:
Ending Balance	$33,941	$208,338	$222,352	$39,253	$17,052	$520,936
Individually evaluated for impairment	874	1,332	1,263	61	—	3,530
Collectively evaluated for impairment	33,067	207,006	221,089	39,192	17,052	517,406

	December 31, 2017
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2016	$441	$1,019	$3,142	$380	$339	$5,321
Charge-offs	—	(126)	—	—	(607)	(733)
Recoveries	11	302	50	10	265	638
Provision for (recovery of) loan losses	(38)	(420)	(244)	28	774	100
Ending Balance, December 31, 2017	$414	$775	$2,948	$418	$771	$5,326
Ending Balance:
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	414	775	2,948	418	771	5,326
Loans:
Ending Balance	$35,927	$208,177	$222,256	$38,763	$17,078	$522,201
Individually evaluated for impairment	1,150	1,307	1,289	65	—	3,811
Collectively evaluated for impairment	34,777	206,870	220,967	38,698	17,078	518,390

Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2017
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2016	$441	$1,019	$3,142	$380	$339	$5,321
Charge-offs	—	—	—	—	(106)	(106)
Recoveries	1	128	47	5	55	236
Provision for (recovery of) loan losses	39	(187)	78	(10)	80	—
Ending Balance, March 31, 2017	$481	$960	$3,267	$375	$368	$5,451
Ending Balance:
Individually evaluated for impairment	—	31	—	—	—	31
Collectively evaluated for impairment	481	929	3,267	375	368	5,420
Loans:
Ending Balance	$36,024	$205,623	$216,591	$29,192	$10,340	$497,770
Individually evaluated for impairment	2,022	1,443	977	71	—	4,513
Collectively evaluated for impairment	34,002	204,180	215,614	29,121	10,340	493,257

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans and the related allowance at March 31, 2018, December 31, 2017 and March 31, 2017, were as follows (in thousands):

	March 31, 2018
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$992	$874	$—	$874	$—	$1,257	$13
Secured by 1-4 family	1,417	1,332	—	1,332	—	1,299	15
Other real estate loans	1,464	1,263	—	1,263	—	1,274	19
Commercial and industrial	74	61	—	61	—	64	1
Total	$3,947	$3,530	$—	$3,530	$—	$3,894	$48

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$1,627	$1,150	$—	$1,150	$—	$1,814	$63
Secured by 1-4 family	1,387	1,307	—	1,307	—	1,637	64
Other real estate loans	1,483	1,289	—	1,289	—	1,137	95
Commercial and industrial	78	65	—	65	—	68	10
Total	$4,575	$3,811	$—	$3,811	$—	$4,656	$232

	March 31, 2017
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,455	$2,022	$—	$2,022	$—	$1,922	$13
Secured by 1-4 family	1,469	1,358	85	1,443	31	1,781	16
Other real estate loans	1,206	977	—	977	—	980	19
Commercial and industrial	89	71	—	71	—	73	1
Total	$5,219	$4,428	$85	$4,513	$31	$4,756	$49

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

As of March 31, 2018, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $327 thousand. At March 31, 2018, $278 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $333 thousand in TDRs at December 31, 2017, $282 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to

Notes to Consolidated Financial Statements (Unaudited)

minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the three month periods ended March 31, 2018 and 2017.
For the three months ended March 31, 2018 and 2017, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.
Note 5. Other Real Estate Owned (OREO)

Changes in the balance for OREO are as follows (in thousands):

	Three Months Ended	Year Ended
	March 31, 2018	December 31, 2017
Balance at the beginning of year, gross	$326	$250
Transfers in	—	326
Charge-offs	—	—
Sales proceeds	(350)	(441)
Gain on disposition	24	191
Balance at the end of period, gross	$—	$326
Less: valuation allowance	—	—
Balance at the end of period, net	$—	$326
There were no residential real estate properties included in the ending OREO balances above at March 31, 2018 and December 31, 2017. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2018.

Net expenses applicable to OREO, other than the provision for losses, were $1 thousand and $2 thousand for the three months ended March 31, 2018 and 2017, respectively and $5 thousand for the year ended December 31, 2017.

Note 6. Other Borrowings

The Bank had unused lines of credit totaling $131.5 million and $134.1 million available with non-affiliated banks at March 31, 2018 and December 31, 2017, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $79.9 million at March 31, 2018. The Bank had collateral pledged on the borrowing line at March 31, 2018 and December 31, 2017 including real estate loans totaling $115.7 million and $117.7 million, respectively, and Federal Home Loan Bank stock with a book value of $665 thousand and $645 thousand, respectively. The Bank did not have borrowings from the FHLB at March 31, 2018 and December 31, 2017.
Note 7. Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015, with full compliance of all the requirements being phased in over a multi-year schedule, and

Notes to Consolidated Financial Statements (Unaudited)

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of March 31, 2018 and December 31, 2017, that the Bank met all capital adequacy requirements to which it is subject.
As of March 31, 2018, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
A comparison of the capital of the Bank at March 31, 2018 and December 31, 2017 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Total Capital (to Risk-Weighted Assets)	$69,435	13.52%	$41,075	8.00%	$51,344	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$64,163	12.50%	$30,806	6.00%	$41,075	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$64,163	12.50%	$23,105	4.50%	$33,373	6.50%
Tier 1 Capital (to Average Assets)	$64,163	8.55%	$30,014	4.00%	$37,517	5.00%
December 31, 2017
Total Capital (to Risk-Weighted Assets)	$67,624	13.12%	$41,239	8.00%	$51,548	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$62,298	12.09%	$30,929	6.00%	$41,239	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$62,298	12.09%	$23,197	4.50%	$33,506	6.50%
Tier 1 Capital (to Average Assets)	$62,298	8.46%	$29,457	4.00%	$36,821	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. The buffer began applying to the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%. Accordingly, the Bank was required to maintain a capital conservation buffer of 1.875% and 1.25% at March 31, 2018 and December 31, 2017, respectively. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of March 31, 2018 and December 31, 2017, the capital conservation buffer of the Bank was 5.52% and 5.12%, respectively.
Note 8. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note qualifies as Tier 2 capital for regulatory capital purposes and at March 31, 2018, the total amount of subordinated debt issued was included in the Company’s Tier 2 capital. Unamortized debt issuance costs related to the Note were $48 thousand and $52 thousand at March 31, 2018 and December 31, 2017, respectively.

Notes to Consolidated Financial Statements (Unaudited)

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
Note 9. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2018 and December 31, 2017 was 4.78% and 4.20%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.
On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2018 and December 31, 2017 was 3.29% and 2.94%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.
While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the junior subordinated debt may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total junior subordinated debt. The portion of the junior subordinated debt not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2018 and December 31, 2017, the total amount of junior subordinated debt issued by the Trusts was included in the Company’s Tier 1 capital.

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

On September 14, 2016, the defined benefit pension plan was amended to be terminated. Under the amendment, benefit accruals ceased as of November 30, 2016. The Internal Revenue Service approved the termination on October 16, 2017 and the Company distributed all plan assets on March 8, 2018. The funding status of the plan on March 8, 2018 was not significantly different from the funded status disclosed in Note 13 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The benefit obligation and the fair value of assets did not change significantly prior to the distribution of plan assets. Pension plan assets remained in cash and equivalents through the distribution date.

Notes to Consolidated Financial Statements (Unaudited)

Components of the net periodic benefit cost of the plan for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Interest cost	$—	$21
Expected return on plan assets	—	(9)
Net periodic benefit cost	$—	$12
The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017, that it made a contribution of $205 thousand upon the final distribution of plan assets on March 8, 2018.
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
See Note 13 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information about the Company’s benefit plans.

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

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 (dollars in thousands, except per share data):

	Three Months Ended
	March 31, 2018	March 31, 2017
(Numerator):
Net income	$2,687	$1,543
(Denominator):
Weighted average shares outstanding – basic	4,949,112	4,935,421
Potentially dilutive common shares – restricted stock units	3,261	2,204
Weighted average shares outstanding – diluted	4,952,373	4,937,625
Income per common share
Basic	$0.54	$0.31
Diluted	$0.54	$0.31

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
The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands).

		Fair Value Measurements at March 31, 2018
Description	Balance as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$79,108	$—	$79,108	$—
Obligations of states and political subdivisions	14,591	—	14,591	—
	$93,699	$—	$93,699	$—

		Fair Value Measurements at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$74,804	$—	$74,804	$—
Obligations of states and political subdivisions	14,451	—	14,451	—
	$89,255	$—	$89,255	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2018 and the year ended December 31, 2017.

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

Notes to Consolidated Financial Statements (Unaudited)

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

Other real estate owned

Loans are transferred to other real estate owned when the collateral securing them is foreclosed on or acquired through a deed in lieu of foreclosure. The measurement of loss associated with other real estate owned is based on the appraisal documents and assessed the same way as impaired loans described above. Any fair value adjustments are recorded in the period incurred as other real estate owned (income) expense on the Consolidated Statements of Income.
The Company did not have any assets measured at fair value on a nonrecurring basis as of March 31, 2018. The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2017 (dollars in thousands):

		Fair Value Measurements at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$326	$—	$—	$326

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Other real estate owned	$326	Contract Price	Selling cost	7%
Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. For short-term financial assets such as cash and short-term investments, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank, Federal Reserve Bank and Community Bankers’ Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. Bank owned life insurance policies are carried at their cash surrender value, which approximates the fair value. The fair value of accrued interest receivable and payable are estimated to equal the carrying amount due to the short-term nature of these financial instruments. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

Notes to Consolidated Financial Statements (Unaudited)

The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017 are as follows (in thousands):

		Fair Value Measurements at March 31, 2018 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$69,277	$69,277	$—	$—	$69,277
Securities available for sale	93,699	—	93,699	—	93,699
Securities held to maturity	46,791	—	44,133	1,497	45,630
Restricted securities	1,590	—	1,590	—	1,590
Loans held for sale	68	—	68	—	68
Loans, net (1)	515,664	—	—	515,058	515,058
Bank owned life insurance	13,711	—	13,711	—	13,711
Accrued interest receivable	1,869	—	1,869	—	1,869
Financial Liabilities
Deposits	$692,825	$—	$567,790	$122,595	$690,385
Subordinated debt	4,952	—	—	4,884	4,884
Junior subordinated debt	9,279	—	—	9,357	9,357
Accrued interest payable	106	—	106	—	106

		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$39,986	$39,986	$—	$—	$39,986
Securities available for sale	89,255	—	89,255	—	89,255
Securities held to maturity	48,208	—	46,186	1,516	47,702
Restricted securities	1,570	—	1,570	—	1,570
Loans held for sale	438	—	438	—	438
Loans, net (1)	516,875	—	—	514,013	514,013
Bank owned life insurance	13,967	—	13,967	—	13,967
Accrued interest receivable	1,916	—	1,916	—	1,916
Financial Liabilities
Deposits	$664,980	$—	$542,329	$120,834	$663,163
Subordinated debt	4,948	—	—	5,004	5,004
Junior subordinated debt	9,279	—	—	9,653	9,653
Accrued interest payable	98	—	98	—	98

(1)
In accordance with the prospective adoption of ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," the fair value of loans as of March 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

The Company did not have compensation expense related to stock awards for the three months ended March 31, 2018. Compensation expense related to stock awards totaled $30 thousand for the three months ended March 31, 2017.
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

In the first quarter of 2018, 8,989 restricted stock units were granted to employees, with 2,999 units vesting immediately and 5,990 units subject to a two year vesting schedule with one half of the units vesting each year on the grant date anniversary. The recipient does not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipient becomes the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	Three Months Ended
	March 31, 2018
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	5,662	$11.76
Granted	8,989	18.50
Vested	(7,339)	13.90
Forfeited	(24)	15.20
Unvested, end of period	7,288	$17.91

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2018, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $121 thousand. This expense is expected to be recognized through 2020. Compensation expense related to restricted stock unit awards recognized for the three months ended March 31, 2018 and 2017 totaled $70 thousand and $34 thousand, respectively.
Note 14. Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(860)	$—	$(860)
Unrealized holding gains (net of tax, $196)	381	—	381
Change during period	381	—	381
Balance at March 31, 2017	$(479)	$—	$(479)
Balance at December 31, 2017	$(1,057)	$99	$(958)
Unrealized holding losses (net of tax, ($229))	(862)	—	(862)
Pension liability adjustment (net of tax, ($27))	—	(99)	(99)
Change during period	(862)	(99)	(961)
Balance at March 31, 2018	$(1,919)	$—	$(1,919)
The Company did not have any reclassifications from accumulated other comprehensive loss for the three month periods ended March 31, 2018 and 2017.

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

•	consumers may increasingly decide not to use the Company to complete their financial transactions;

•	limited availability of financing or inability to raise capital;

•	exposure to operational, technological, and organizational risk;

•	reliance on other companies to provide key components of their business infrastructure;

•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;

•	operational functions of business counterparties over which the Company may have limited or no control may experience disruptions;

•	nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition;

•	allowance for loan losses may prove to be insufficient to absorb losses in the loan portfolio;

•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;

•	legislative or regulatory changes or actions, or significant litigation;

•	the limited trading market for the Company’s common stock; it may be difficult to sell shares;

•	unexpected loss of management personnel;

•	losses that could arise from breaches in cyber-security and theft of customer account information;

•	increases in FDIC insurance premiums could adversely affect the Company’s profitability;

•	the ability to retain customers and secondary funding sources if the Company’s reputation would become damaged;

•	the effects of changes in tax laws, including the Tax Cuts and Jobs Act, on our business, some of which is uncertain and subject to interpretation, guidance, and regulations that may be promulgated;

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Company’s customers’ ability to repay loans; and

•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2017.
Because of these and other uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at March 31, 2018 and statements of income of the Company for the three month periods ended March 31, 2018 and 2017 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2017. The statement of income for the three month period ended March 31, 2018 may not be indicative of the results to be achieved for the year.

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

The Bank’s products and services are delivered through 15 bank branch offices located throughout the Shenandoah Valley and central regions of Virginia, a loan production office, and a customer service center in a retirement village. The branch offices are comprised of 14 full service retail banking offices and one drive-thru express banking office. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2017. The Bank recently entered a new market in the central region of Virginia by opening a branch office in the city of Richmond during the fourth quarter of 2017. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.

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
Primary expense categories are salaries and employee benefits, which comprised 58% of noninterest expenses for the three month period ended March 31, 2018, followed by occupancy and equipment expense, which comprised 14% of noninterest expenses. Historically, the provision for loan losses has also been a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for loan losses.

Overview of Quarterly Financial Performance

Net income increased by $1.1 million to $2.7 million, or $0.54 per basic and diluted share, for the three months ended March 31, 2018, compared to $1.5 million, or $0.31 per basic and diluted share, for the same period in 2017. Return on average assets was 1.45% and return on average equity was 18.47% for the first quarter of 2018, compared to 0.88% and 11.78%, respectively, for the same period in 2017.

The $1.1 million increase in net income for the three month period ended March 31, 2018 resulted primarily from a $555 thousand, or 9%, increase in net interest income, a $692 thousand, or 36%, increase in noninterest income, and a $112 thousand, or 18%, decrease in income tax expense, compared to the same period of 2017. These favorable variances were partially offset by a $100 thousand increase in provision for loan losses and a $115 thousand, or 2%, increase in noninterest expenses.

Net interest income increased from a higher net interest margin and from higher average earning asset balances. Average earning asset balances increased 6%, and the net interest margin increased 9 basis points to 3.79% for the first quarter of 2018, compared to 3.70% for the same period in 2017. Noninterest income increased primarily from higher income from bank owned life insurance, higher wealth management revenue, and higher other operating income. Noninterest expense increased primarily from higher salaries and employee benefits expense, higher occupancy expense, higher ATM and check card expense, and higher other operating expense. For a more detailed discussion of the increases in other operating income and other operating expense, see "Noninterest Income" and "Noninterest Expense" below.

Based on management's analysis and the supporting allowance for loan loss calculation, a provision for loan losses of $100 thousand was recorded during the first quarter of 2018. A provision for loan losses was not required during the first quarter of 2017. For a more detailed discussion of the provision for loan losses, see “Provision for Loan Losses” below.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding OREO income/(expense) and amortization of intangibles, by the sum of net interest income on a tax-equivalent basis and noninterest income. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	Three Months Ended
	March 31, 2018	March 31, 2017
Noninterest expense	$5,866	$5,751
Add/(Subtract): other real estate owned income/(expense), net	23	(2)
Subtract: amortization of intangibles	(131)	(169)
	$5,758	$5,580
Tax-equivalent net interest income	$6,596	$6,085
Noninterest income	2,633	1,941
	$9,229	$8,026
Efficiency ratio	62.39%	69.52%
This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit is 21% for 2018 and 34% for 2017. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands).

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended
	March 31, 2018	March 31, 2017
GAAP measures:
Interest income – loans	$6,305	$5,646
Interest income – investments and other	1,007	886
Interest expense – deposits	(590)	(383)
Interest expense – subordinated debt	(89)	(89)
Interest expense – junior subordinated debt	(86)	(68)
Total net interest income	$6,547	$5,992
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$10	$19
Tax benefit realized on non-taxable interest income – municipal securities	39	74
Total tax benefit realized on non-taxable interest income	$49	$93
Total tax-equivalent net interest income	$6,596	$6,085
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

The general component covers loans that are not considered impaired and is based on historical loss experience adjusted for qualitative factors. The historical loss experience is calculated by loan type and uses an average loss rate during the preceding twelve quarters. The qualitative factors are assigned by management based on delinquencies and asset quality, national and local economic trends, effects of the changes in the value of underlying collateral, trends in volume and nature of loans, effects of changes in the lending policy, the experience and depth of management, concentrations of credit, quality of the loan review system, and the effect of external factors such as competition and regulatory requirements. The factors assigned differ by loan type. The general allowance estimates losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. For further information regarding the allowance for loan losses, see Note 4 to the Consolidated Financial Statements.

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
In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At March 31, 2018, commitments to extend credit, stand-by letters of credit, and rate lock commitments totaled $98.1 million.

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

Net Interest Income

For the three months ended March 31, 2018, net interest income increased $555 thousand, or 9%, to $6.5 million for the quarter ended March 31, 2018, compared to $6.0 million for the first quarter of 2017. The increase resulted from a higher net interest margin and higher average earning asset balances. Average earning asset balances increased 6%, and the net interest margin increased 9 basis points to 3.79% for the quarter ended March 31, 2018, compared to 3.70% for the same period in 2017. The increase in the net interest margin resulted from a 20 basis point increase in the yield on total earning assets, which was partially offset by an 11 basis point increase in interest expense as a percent of average earning assets.

The higher yield on earning assets was primarily attributable to an increase in yields on loans, securities, and interest-bearing deposits in banks. Yields increased on loans, securities, and interest-bearing deposits in banks by 24 basis points, 10 basis points, and 60 basis points, respectively.

The increase in interest expense as a percent of average earning assets was primarily attributable to higher interest rates paid on interest-bearing deposits, with the largest impact coming from the cost of money market accounts, which increased by 49 basis points comparing the periods.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):
Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	March 31, 2018			March 31, 2017
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$112,588	$680	2.45%	$121,563	$662	2.21%
Tax-exempt (1)	25,375	184	2.94%	24,602	217	3.58%
Restricted	1,571	22	5.55%	1,550	20	5.39%
Total securities	$139,534	$886	2.57%	$147,715	$899	2.47%
Loans: (2)
Taxable	$516,076	$6,266	4.92%	$485,523	$5,609	4.69%
Tax-exempt (1)	4,832	49	4.09%	5,333	56	4.25%
Total loans	$520,908	$6,315	4.92%	$490,856	$5,665	4.68%
Federal funds sold	1	—	1.52%	—	—	—%
Interest-bearing deposits with other institutions	44,504	160	1.46%	28,613	61	0.86%
Total earning assets	$704,947	$7,361	4.23%	$667,184	$6,625	4.03%
Less: allowance for loan losses	(5,267)			(5,370)
Total non-earning assets	51,484			52,900
Total assets	$751,164			$714,714
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$158,599	$212	0.54%	$157,713	$149	0.38%
Regular savings	124,842	23	0.08%	128,796	26	0.08%
Money market accounts	86,281	147	0.69%	61,773	30	0.20%
Time deposits:
$100,000 and over	48,225	110	0.92%	44,782	84	0.76%
Under $100,000	76,253	97	0.51%	82,464	93	0.46%
Brokered	561	1	0.70%	617	1	0.86%
Total interest-bearing deposits	$494,761	$590	0.48%	$476,145	$383	0.33%
Federal funds purchased	3	—	2.07%	1	—	0.79%
Subordinated debt	4,950	89	7.27%	4,932	89	7.29%
Junior subordinated debt	9,279	86	3.78%	9,279	68	2.99%
Total interest-bearing liabilities	$508,993	$765	0.61%	$490,357	$540	0.45%
Non-interest bearing liabilities
Demand deposits	181,581			167,147
Other liabilities	1,611			4,078
Total liabilities	$692,185			$661,582
Shareholders’ equity	58,979			53,132
Total liabilities and Shareholders’ equity	$751,164			$714,714
Net interest income		$6,596			$6,085
Interest rate spread			3.62%			3.58%
Cost of funds			0.45%			0.33%
Interest expense as a percent of average earning assets			0.44%			0.33%
Net interest margin			3.79%			3.70%

(1)
Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21% for 2018 and 34% for 2017. The tax-equivalent adjustment was $49 thousand and $93 thousand for the three months ended March 31, 2018 and 2017, respectively.

(2)	Loans placed on a non-accrual status are reflected in the balances.

Provision for Loan Losses

The Bank recorded a provision for loan losses of $100 thousand during the first quarter of 2018, which resulted in a total allowance for loan losses of $5.3 million, or 1.01% of total loans, at March 31, 2018. The Bank did not record a provision for loan losses during the first quarter of 2017, which resulted in an allowance for loan losses of $5.5 million, or 1.10% of total loans, at March 31, 2017. The allowance for loan losses was $5.3 million, or 1.02% of total loans, at December 31, 2017.

The general reserve component of the allowance for loan losses decreased primarily from $154 thousand of net charge-offs during the first quarter of 2018, compared to $130 thousand of net recoveries for the same period in 2017. As a result, the Bank recorded a provision for loan losses of $100 thousand for the quarter ended March 31, 2018. The general reserve component of the allowance for loan losses also decreased slightly due to improvements in the historical loss rate of the loan portfolio. There were no changes to the qualitative adjustment factors or the specific reserve component of the allowance for loan losses during the first quarter.

The Bank did not record a provision for loan losses for the quarter ended March 31, 2017 as an increase in the general reserve component of the allowance for loan losses was offset by the net recoveries on loans charged off in prior periods during the quarter. The increase in the general reserve resulted primarily from the impact of $11.7 million of loan growth during the quarter. The impact of loan growth on the general reserve was partially offset by improvements in the historical loss rate of the loan portfolio and qualitative adjustment factors. Improvements in qualitative adjustment factors resulted from improving asset quality in the 1-4 family residential, other real estate, and commercial and industrial loan classes, as evidenced by lower substandard and past due loan amounts included in these respective classes. There was not a significant change in the specific reserve component of the allowance for loan losses during the quarter.

Noninterest Income

Noninterest income increased $692 thousand, or 36%, to $2.6 million for the three months ended March 31, 2018, compared to $1.9 million for the same period in 2017. The increase in noninterest income was primarily attributable to a $466 thousand increase in income from bank owned life insurance, a $60 thousand, or 17%, increase in wealth management fees, and a $152 thousand increase in other operating income, when comparing the periods. The increase in income from bank owned life insurance resulted from life insurance benefits recorded during the first quarter of 2018 due to the death of an employee. The increase in wealth management fees resulted primarily from higher balances of assets under management during the first quarter of 2018 compared to the same period one year ago. The increase in other operating income was primarily attributable to the termination of the pension plan and the subsequent distribution of plan assets, which resulted in a one-time increase in other operating income of $126 thousand. These increases were partially offset by a $24 thousand, or 73%, decrease in net gains on sale of loans.

Noninterest Expense

Noninterest expense increased $115 thousand, or 2%, to $5.9 million for the quarter ended March 31, 2018, compared to $5.8 million for the same period in 2017. The increase in noninterest expense was primarily attributable to a $141 thousand, or 4%, increase in salaries and employee benefits, a $33 thousand, or 9%, increase in occupancy expense, a $41 thousand, or 25%, increase in ATM and check card expense, and a $40 thousand, or 8%, increase in other operating expense, when comparing the periods. These increases were partially offset by a $27 thousand, or 20%, decrease in marketing expense, a $74 thousand decrease in telecommunications expense, and a $38 thousand, or 22%, decrease in amortization expense.
The increases in salaries and employee benefits and occupancy expense resulted primarily from the Company's expansion into the Richmond, Virginia market during the fourth quarter of 2017. Expense categories most likely impacted in future periods as a result of the new branch office include salaries and employee benefits, occupancy, and equipment. ATM and check card expense increased primarily due to lower check card expenses during the first quarter of 2017. The increase in other operating expense was primarily attributable to a $50 thousand death benefit payment to the beneficiary in relation to the life insurance benefits discussed in "Noninterest Income" above.
The decrease in marketing expense resulted from reduced advertising activity during the first quarter of 2018 compared to the same period one year ago. Telecommunications expense decreased as a result of a refund of over-billed services in prior periods. The decrease in amortization expense was due to the accelerated amortization method of core deposit intangibles.

Income Taxes

Income tax expense decreased by $112 thousand, or 18%, for the first quarter of 2018 compared to the same period one year ago. The decrease in income tax expense resulted from the new 21% federal corporate tax rate established by the Tax Cuts and Jobs Act enacted in December 2017.

The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three month periods ended March 31, 2018 and 2017. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Financial Condition

General

Total assets increased by $28.7 million to $767.9 million at March 31, 2018 compared to $739.1 million at December 31, 2017. The increase was primarily attributable to a $29.5 million increase in interest-bearing deposits in banks, when comparing the periods. The increase in interest-bearing deposits in banks was partially offset by a $1.2 million decrease in net loans since December 31, 2017.
Total deposits increased by $27.8 million to $692.8 million at March 31, 2018 compared to $665.0 million at December 31, 2017. Noninterest-bearing demand deposits, savings and interest-bearing deposits, and time deposits increased $8.5 million, $16.9 million, and $2.4 million, respectively, when comparing the periods.
Loans

Loans, net of the allowance for loan losses, decreased $1.2 million to $515.7 million at March 31, 2018, compared to $516.9 million at December 31, 2017. There were no significant changes in the composition of the loan portfolio during the first three months of 2018.
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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $773 thousand at March 31, 2018, compared to $183 thousand at December 31, 2017. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.
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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $3.5 million and $3.8 million at March 31, 2018 and December 31, 2017, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $327 thousand and $333 thousand in loans classified as TDRs as of March 31, 2018 and December 31, 2017, respectively.

Asset Quality

Management classifies non-performing assets as non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank did not have any assets classified as OREO at March 31, 2018. The Bank’s OREO totaled $326 thousand at December 31, 2017. There was not a valuation allowance for other real estate owned at December 31, 2017.

Non-performing assets totaled $682 thousand at March 31, 2018 and $1.3 million at December 31, 2017, representing 0.09% and 0.17% of total assets, respectively. Non-performing assets consisted only of $682 thousand in non-accrual loans at March 31, 2018, as the Bank did not have any assets classified as OREO. This compares to $937 thousand in non-accrual loans and $326 thousand in OREO at December 31, 2017.
At March 31, 2018, 56% of non-performing assets were related to commercial real estate loans and 44% were related to residential real estate loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $9.0 million and $8.9 million at March 31, 2018 and December 31, 2017, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.
Loans greater than 90 days past due and still accruing totaled $773 thousand at March 31, 2018, which was comprised of four loans expected to pay all principal and interest amounts contractually due to the Bank. There were $183 thousand of loans greater than 90 days past due and still accruing at December 31, 2017.
The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $5.3 million at March 31, 2018 and December 31, 2017, representing 1.01% and 1.02% of total loans, respectively. For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.
Recovery of loan losses of $18 thousand was recorded in the construction and land development loan class during the three month period ended March 31, 2018. The recovery of loan losses in this loan class resulted from a decrease in the loan portfolio. The recovery in the construction in land development loan class was offset by provision for loan losses totaling $118 thousand in the 1-4 family residential, other real estate, commercial and industrial, and consumer and other loan classes. For more detailed information regarding the provision for loan losses, see Note 4 to the Consolidated Financial Statements.
Impaired loans totaled $3.5 million and $3.8 million at March 31, 2018 and December 31, 2017, respectively. There was not a related allowance for loan losses provided for these loans at March 31, 2018 or December 31, 2017. The average recorded investment in impaired loans during the three months ended March 31, 2018 and the year ended December 31, 2017 was $3.9 million and $4.7 million, respectively. Included in the impaired loans total are loans classified as TDRs totaling $327 thousand and $333 thousand at March 31, 2018 and December 31, 2017, respectively. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of March 31, 2018, $278 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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
Securities at March 31, 2018 totaled $142.1 million, an increase of $3.0 million, or 2%, from $139.0 million at December 31, 2017. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of March 31, 2018, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $81 thousand and $153 thousand at March 31, 2018 and December 31, 2017, respectively. Gross unrealized losses in the available for sale portfolio totaled $2.5 million and $1.5 million at March 31, 2018 and December 31, 2017, respectively. Gross unrealized gains in the held to maturity portfolio totaled $18 thousand and $90 thousand at March 31, 2018 and December 31, 2017, respectively. Gross unrealized losses in the held to maturity portfolio totaled $1.2 million and $596 thousand at March 31, 2018 and December 31, 2017, respectively. Investments in an unrealized loss position were considered temporarily impaired at March 31, 2018 and December 31, 2017. The change in the unrealized gains and losses of investment securities from December 31, 2017 to March 31, 2018 was related to changes in market interest rates and was not related to credit concerns of the issuers.

Deposits

At March 31, 2018, deposits totaled $692.8 million, an increase of $27.8 million, from $665.0 million at December 31, 2017. There was not a significant change in the deposit mix when comparing the periods. At March 31, 2018, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 27%, 55%, and 18% of total deposits, respectively, compared to 27%, 54%, and 19% at December 31, 2017.

Liquidity

Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or with borrowings from correspondent banks or other deposit markets. The Company classifies cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, investment securities, and loans maturing within one year as liquid assets. As part of the Bank’s liquidity risk management, stress tests and cash flow modeling are performed quarterly.
As a result of the Bank’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ borrowing needs.
At March 31, 2018, cash, interest-bearing and noninterest-bearing deposits with banks, securities and loans maturing within one year totaled $130.8 million. At March 31, 2018, 12% or $61.0 million of the loan portfolio matures within one year. Non-deposit sources of available funds totaled $131.5 million at March 31, 2018, which included $79.9 million available from Federal Home Loan Bank of Atlanta (FHLB), $42.0 million of unsecured federal funds lines of credit with other correspondent banks, and $9.6 million available through the Federal Reserve Discount Window.

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
The rules included new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank under the final rules were as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6% (increased from 4%); a total capital ratio of 8% (unchanged from previous rules); and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer is being phased-in over four years, which began on January 1, 2016, as follows: the maximum buffer was 0.625% of risk-weighted assets for 2016 and 1.25% for 2017, is 1.875% for 2018, and will be 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of March 31, 2018 and December 31, 2017, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.
The following table shows the Bank’s regulatory capital ratios at March 31, 2018:

First Bank
Total capital to risk-weighted assets	13.52%
Tier 1 capital to risk-weighted assets	12.50%
Common equity Tier 1 capital to risk-weighted assets	12.50%
Tier 1 capital to average assets	8.55%
Capital conservation buffer ratio(1)	5.52%

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
Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
Commitments to extend credit, which amounted to $81.8 million at March 31, 2018, and $78.0 million at December 31, 2017, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.
Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may or may not be drawn upon to the total extent to which the Bank is committed.
Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2018 and December 31, 2017, the Bank had $10.3 million and $10.4 million in outstanding standby letters of credit, respectively.
At March 31, 2018, the Bank had $6.0 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017.

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

101
The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	May 7, 2018
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	May 7, 2018
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.