Form 10-Q
period 2018-06-30
FIRST NATIONAL CORP /VA/
filed 2018-08-10
CIK 719402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 10, 2018, 4,956,206 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST NATIONAL CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited) June 30, 2018	December 31, 2017*
Assets
Cash and due from banks	$13,501	$11,358
Interest-bearing deposits in banks	27,762	28,628
Securities available for sale, at fair value	106,707	89,255
Securities held to maturity, at amortized cost (fair value, 2018, $44,416; 2017, $47,702)	45,701	48,208
Restricted securities, at cost	1,590	1,570
Loans held for sale	1,195	438
Loans, net of allowance for loan losses, 2018, $5,039; 2017, $5,326	525,894	516,875
Other real estate owned, net of valuation allowance, 2018, $0; 2017, $0	68	326
Premises and equipment, net	19,633	19,891
Accrued interest receivable	2,073	1,916
Bank owned life insurance	13,787	13,967
Core deposit intangibles, net	679	930
Other assets	4,774	5,748
Total assets	$763,364	$739,110

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$196,839	$180,912
Savings and interest-bearing demand deposits	367,399	361,417
Time deposits	122,291	122,651
Total deposits	$686,529	$664,980
Subordinated debt	4,956	4,948
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	952	1,749
Total liabilities	$701,716	$680,956
Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2018, 4,953,356 shares; 2017, 4,945,702 shares	6,192	6,182
Surplus	7,346	7,260
Retained earnings	50,313	45,670
Accumulated other comprehensive loss, net	(2,203)	(958)
Total shareholders’ equity	$61,648	$58,154
Total liabilities and shareholders’ equity	$763,364	$739,110
*Derived from audited consolidated financial statements.
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest and Dividend Income
Interest and fees on loans	$6,546	$5,933	$12,851	$11,579
Interest on deposits in banks	186	86	346	147
Interest and dividends on securities:
Taxable interest	776	634	1,456	1,296
Tax-exempt interest	156	145	301	288
Dividends	22	21	44	41
Total interest and dividend income	$7,686	$6,819	$14,998	$13,351
Interest Expense
Interest on deposits	$665	$405	$1,255	$788
Interest on subordinated debt	89	89	178	178
Interest on junior subordinated debt	101	76	187	144
Total interest expense	$855	$570	$1,620	$1,110
Net interest income	$6,831	$6,249	$13,378	$12,241
Provision for loan losses	—	—	100	—
Net interest income after provision for loan losses	$6,831	$6,249	$13,278	$12,241
Noninterest Income
Service charges on deposit accounts	$784	$735	$1,546	$1,490
ATM and check card fees	555	527	1,074	1,028
Wealth management fees	409	355	816	702
Fees for other customer services	151	137	304	277
Income from bank owned life insurance	77	102	636	195
Net gains on securities available for sale	—	13	—	13
Net gains on sale of loans	15	34	24	67
Other operating income	76	75	300	147
Total noninterest income	$2,067	$1,978	$4,700	$3,919
Noninterest Expense
Salaries and employee benefits	$3,227	$3,122	$6,610	$6,364
Occupancy	387	348	787	715
Equipment	420	400	843	808
Marketing	161	136	270	272
Supplies	88	105	168	196
Legal and professional fees	223	245	414	442
ATM and check card expense	211	229	414	391
FDIC assessment	66	77	148	156
Bank franchise tax	118	110	233	214
Telecommunications expense	98	108	134	218
Data processing expense	170	152	332	302
Postage expense	42	74	103	135
Amortization expense	120	160	251	329
Other real estate owned expense (income), net	1	4	(22)	6
Other operating expense	532	435	1,045	908
Total noninterest expense	$5,864	$5,705	$11,730	$11,456
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Continued)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Income before income taxes	$3,034	$2,522	$6,248	$4,704
Income tax expense	583	766	1,110	1,405
Net income	$2,451	$1,756	$5,138	$3,299
Earnings per common share
Basic	$0.49	$0.36	$1.04	$0.67
Diluted	$0.49	$0.36	$1.04	$0.67
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$2,451	$1,756	$5,138	$3,299
Other comprehensive (loss) income, net of tax,
Unrealized holding (losses) gains on available for sale securities, net of tax ($75) and $201 for the three months and ($304) and $397 for the six months ended June 30, 2018 and 2017, respectively	(284)	392	(1,146)	773
Reclassification adjustment for gains included in net income, net of tax $0 and ($4) for the three months and $0 and ($4) for the six months ended June 30, 2018 and 2017, respectively	—	(9)	—	(9)
Pension liability adjustment, net of tax $0 and $0 for the three months and ($27) and $0 for the six months ended June 30, 2018 and 2017, respectively	—	—	(99)	—
Total other comprehensive (loss) income	(284)	383	(1,245)	764
Total comprehensive income	$2,167	$2,139	$3,893	$4,063
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities
Net income	$5,138	$3,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	681	697
Amortization of core deposit intangibles	251	329
Amortization of debt issuance costs	8	9
Origination of loans held for sale	(2,057)	(4,582)
Proceeds from sale of loans held for sale	1,324	3,987
Net gains on sales of loans held for sale	(24)	(67)
Provision for loan losses	100	—
Net gains on securities available for sale	—	(13)
Net gains on sale of other real estate owned	(24)	—
Increase in cash value of bank owned life insurance	(167)	(187)
Accretion of discounts and amortization of premiums on securities, net	274	313
Accretion of premium on time deposits	(43)	(56)
Stock-based compensation	89	76
Excess tax benefits on stock-based compensation	(7)	(14)
Deferred income tax expense (benefit)	51	(157)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(157)	18
Decrease in other assets	1,234	1
Decrease in accrued expenses and other liabilities	(896)	(412)
Net cash provided by operating activities	$5,775	$3,241
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$8,064	$7,103
Proceeds from maturities, calls, and principal payments of securities held to maturity	2,413	2,468
Purchases of securities available for sale	(27,146)	(1,079)
Net purchase of restricted securities	(20)	(22)
Purchase of premises and equipment	(423)	(413)
Proceeds from sale of other real estate owned	350	—
Proceeds from cash value of bank owned life insurance	347	—
Net increase in loans	(9,187)	(17,643)
Net cash used in investing activities	$(25,602)	$(9,586)
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$21,909	$21,765
Net decrease in time deposits	(317)	(5,451)
Cash dividends paid on common stock, net of reinvestment	(464)	(323)
Repurchase of common stock	(24)	—
Net cash provided by financing activities	$21,104	$15,991
Increase in cash and cash equivalents	$1,277	$9,646
Cash and Cash Equivalents
Beginning	$39,986	$41,092
Ending	$41,263	$50,738
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,656	$1,174
Income Taxes	$96	$1,736
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized (losses) gains on securities available for sale	$(1,450)	$1,157
Change in pension liability	$(126)	$—
Transfer from loans to other real estate owned	$68	$—
Issuance of common stock, dividend reinvestment plan	$31	$23
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2016	$—	$6,162	$7,093	$39,756	$(860)	$52,151
Net income	—	—	—	3,299	—	3,299
Other comprehensive income	—	—	—	—	764	764
Cash dividends on common stock ($0.07 per share)	—	—	—	(346)	—	(346)
Stock-based compensation	—	—	76	—	—	76
Issuance of 1,665 shares common stock, dividend reinvestment plan	—	2	21	—	—	23
Issuance of 10,536 shares common stock, stock incentive plan	—	13	(13)	—	—	—
Balance, June 30, 2017	$—	$6,177	$7,177	$42,709	$(96)	$55,967

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$—	$6,182	$7,260	$45,670	$(958)	$58,154
Net income	—	—	—	5,138	—	5,138
Other comprehensive loss	—	—	—	—	(1,245)	(1,245)
Cash dividends on common stock ($0.10 per share)	—	—	—	(495)	—	(495)
Stock-based compensation	—	—	89	—	—	89
Issuance of 1,632 shares common stock, dividend reinvestment plan	—	2	29	—	—	31
Issuance of 7,339 shares common stock, stock incentive plan	—	9	(9)	—	—	—
Repurchase of 1,317 shares of common stock, stock incentive plan	—	(1)	(23)	—	—	(24)
Balance, June 30, 2018	$—	$6,192	$7,346	$50,313	$(2,203)	$61,648
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2018 and December 31, 2017, the statements of income and comprehensive income for the three and six months ended June 30, 2018 and 2017 and the cash flows and changes in shareholders’ equity for the six months ended June 30, 2018 and 2017. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The amendments expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.
Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$94,387	$21	$(2,580)	$91,828
Obligations of states and political subdivisions	15,109	46	(276)	14,879
Total securities available for sale	$109,496	$67	$(2,856)	$106,707
Securities held to maturity:
U.S. agency and mortgage-backed securities	$29,678	$—	$(1,111)	$28,567
Obligations of states and political subdivisions	14,523	17	(189)	14,351
Corporate debt securities	1,500	—	(2)	1,498
Total securities held to maturity	$45,701	$17	$(1,302)	$44,416
Total securities	$155,197	$84	$(4,158)	$151,123

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$76,074	$67	$(1,337)	$74,804
Obligations of states and political subdivisions	14,520	86	(155)	14,451
Total securities available for sale	$90,594	$153	$(1,492)	$89,255
Securities held to maturity:
U.S. agency and mortgage-backed securities	$32,149	$—	$(551)	$31,598
Obligations of states and political subdivisions	14,559	74	(45)	14,588
Corporate debt securities	1,500	16	—	1,516
Total securities held to maturity	$48,208	$90	$(596)	$47,702
Total securities	$138,802	$243	$(2,088)	$136,957

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2018 and December 31, 2017, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	June 30, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$61,734	$(1,200)	$28,279	$(1,380)	$90,013	$(2,580)
Obligations of states and political subdivisions	8,055	(129)	2,462	(147)	10,517	(276)
Total securities available for sale	$69,789	$(1,329)	$30,741	$(1,527)	$100,530	$(2,856)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$14,964	$(499)	$13,603	$(612)	$28,567	$(1,111)
Obligations of states and political subdivisions	11,155	(189)	—	—	11,155	(189)
Corporate debt securities	1,498	(2)	—	—	1,498	(2)
Total securities held to maturity	$27,617	$(690)	$13,603	$(612)	$41,220	$(1,302)
Total securities	$97,406	$(2,019)	$44,344	$(2,139)	$141,750	$(4,158)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$29,963	$(286)	$30,362	$(1,051)	$60,325	$(1,337)
Obligations of states and political subdivisions	4,469	(53)	1,961	(102)	6,430	(155)
Total securities available for sale	$34,432	$(339)	$32,323	$(1,153)	$66,755	$(1,492)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$18,301	$(205)	$13,297	$(346)	$31,598	$(551)
Obligations of states and political subdivisions	6,889	(45)	—	—	6,889	(45)
Total securities held to maturity	$25,190	$(250)	$13,297	$(346)	$38,487	$(596)
Total securities	$59,622	$(589)	$45,620	$(1,499)	$105,242	$(2,088)
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

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2018, there were eighty-six out of ninety-one U.S. agency and mortgage-backed securities, fifty-eight out of eighty-one obligations of states and political subdivisions, and one corporate debt security in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.8 years at June 30, 2018. At December 31, 2017, there were sixty-eight out of eighty-two U.S. agency and mortgage-backed securities and thirty-nine out of eighty obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2017. The weighted-average re-pricing term of the portfolio was 4.7 years at December 31, 2017. The unrealized losses at June 30, 2018 in the U.S. agency and mortgage-backed securities portfolio, the obligations of states and political subdivisions portfolio, and the corporate debt securities portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at June 30, 2018 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$505	$511	$186	$186
Due after one year through five years	8,982	8,919	6,918	6,790
Due after five years through ten years	14,164	13,723	14,282	14,034
Due after ten years	85,845	83,554	24,315	23,406
	$109,496	$106,707	$45,701	$44,416
Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018, and no impairment has been recognized.

The composition of restricted securities at June 30, 2018 and December 31, 2017 was as follows (in thousands):

	June 30, 2018	December 31, 2017
Federal Home Loan Bank stock	$665	$645
Federal Reserve Bank stock	875	875
Community Bankers’ Bank stock	50	50
	$1,590	$1,570

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at June 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Real estate loans:
Construction and land development	$37,350	$35,927
Secured by 1-4 family residential	211,101	208,177
Other real estate loans	224,362	222,256
Commercial and industrial loans	40,943	38,763
Consumer and other loans	17,177	17,078
Total loans	$530,933	$522,201
Allowance for loan losses	(5,039)	(5,326)
Loans, net	$525,894	$516,875

Net deferred loan fees included in the above loan categories were $266 thousand and $301 thousand at June 30, 2018 and December 31, 2017, respectively. Consumer and other loans included $231 thousand and $232 thousand of demand deposit overdrafts at June 30, 2018 and December 31, 2017, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$170	$—	$355	$525	$36,825	$37,350	$—	$355
Secured by 1-4 family residential	1,218	292	359	1,869	209,232	211,101	375	76
Other real estate loans	1,426	319	1,587	3,332	221,030	224,362	1,755	—
Commercial and industrial	—	210	75	285	40,658	40,943	200	75
Consumer and other loans	88	53	43	184	16,993	17,177	—	43
Total	$2,902	$874	$2,419	$6,195	$524,738	$530,933	$2,330	$549

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$986	$30	$40	$1,056	$34,871	$35,927	$269	$40
Secured by 1-4 family residential	606	203	148	957	207,220	208,177	267	106
Other real estate loans	2,042	170	10	2,222	220,034	222,256	401	10
Commercial and industrial	184	25	—	209	38,554	38,763	—	—
Consumer and other loans	51	49	27	127	16,951	17,078	—	27
Total	$3,869	$477	$225	$4,571	$517,630	$522,201	$937	$183

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
Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$34,862	$751	$1,737	$—	$37,350
Secured by 1-4 family residential	207,451	1,896	1,754	—	211,101
Other real estate loans	220,695	1,314	2,353	—	224,362
Commercial and industrial	40,632	27	284	—	40,943
Consumer and other loans	17,177	—	—	—	17,177
Total	$520,817	$3,988	$6,128	$—	$530,933

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$31,553	$2,268	$2,106	$—	$35,927
Secured by 1-4 family residential	204,166	1,933	2,078	—	208,177
Other real estate loans	215,773	971	5,512	—	222,256
Commercial and industrial	38,606	53	104	—	38,763
Consumer and other loans	17,078	—	—	—	17,078
Total	$507,176	$5,225	$9,800	$—	$522,201

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Loan Losses

The following tables present, as of June 30, 2018, December 31, 2017 and June 30, 2017, the total allowance for loan losses, the allowance by impairment methodology, and loans by impairment methodology (in thousands):

	June 30, 2018
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2017	$414	$775	$2,948	$418	$771	$5,326
Charge-offs	—	(24)	—	(8)	(468)	(500)
Recoveries	—	8	1	5	99	113
Provision for (recovery of) loan losses	(8)	32	(285)	10	351	100
Ending Balance, June 30, 2018	$406	$791	$2,664	$425	$753	$5,039
Ending Balance:
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	406	791	2,664	425	753	5,039
Loans:
Ending Balance	$37,350	$211,101	$224,362	$40,943	$17,177	$530,933
Individually evaluated for impairment	865	1,330	2,029	257	—	4,481
Collectively evaluated for impairment	36,485	209,771	222,333	40,686	17,177	526,452

	December 31, 2017
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2016	$441	$1,019	$3,142	$380	$339	$5,321
Charge-offs	—	(126)	—	—	(607)	(733)
Recoveries	11	302	50	10	265	638
Provision for (recovery of) loan losses	(38)	(420)	(244)	28	774	100
Ending Balance, December 31, 2017	$414	$775	$2,948	$418	$771	$5,326
Ending Balance:
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	414	775	2,948	418	771	5,326
Loans:
Ending Balance	$35,927	$208,177	$222,256	$38,763	$17,078	$522,201
Individually evaluated for impairment	1,150	1,307	1,289	65	—	3,811
Collectively evaluated for impairment	34,777	206,870	220,967	38,698	17,078	518,390

Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2017
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2016	$441	$1,019	$3,142	$380	$339	$5,321
Charge-offs	—	(25)	—	—	(242)	(267)
Recoveries	2	238	47	7	96	390
Provision for (recovery of) loan losses	39	(360)	(115)	(12)	448	—
Ending Balance, June 30, 2017	$482	$872	$3,074	$375	$641	$5,444
Ending Balance:
Individually evaluated for impairment	—	57	—	—	—	57
Collectively evaluated for impairment	482	815	3,074	375	641	5,387
Loans:
Ending Balance	$36,783	$205,114	$215,742	$31,201	$14,993	$503,833
Individually evaluated for impairment	1,613	1,772	1,355	67	—	4,807
Collectively evaluated for impairment	35,170	203,342	214,387	31,134	14,993	499,026

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans and the related allowance at June 30, 2018, December 31, 2017 and June 30, 2017, were as follows (in thousands):

	June 30, 2018
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$984	$865	$—	$865	$—	$1,063	$27
Secured by 1-4 family	1,415	1,330	—	1,330	—	1,300	28
Other real estate loans	2,029	2,029	—	2,029	—	1,140	30
Commercial and industrial	270	257	—	257	—	65	2
Total	$4,698	$4,481	$—	$4,481	$—	$3,568	$87

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$1,627	$1,150	$—	$1,150	$—	$1,814	$63
Secured by 1-4 family	1,387	1,307	—	1,307	—	1,637	64
Other real estate loans	1,483	1,289	—	1,289	—	1,137	95
Commercial and industrial	78	65	—	65	—	68	10
Total	$4,575	$3,811	$—	$3,811	$—	$4,656	$232

	June 30, 2017
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,066	$1,613	$—	$1,613	$—	$1,955	$26
Secured by 1-4 family	1,820	1,348	424	1,772	57	1,667	31
Other real estate loans	1,540	1,355	—	1,355	—	958	49
Commercial and industrial	86	67	—	67	—	71	2
Total	$5,512	$4,383	$424	$4,807	$57	$4,651	$108

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

As of June 30, 2018, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $321 thousand. At June 30, 2018, $273 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $333 thousand in TDRs at December 31, 2017, $282 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to

Notes to Consolidated Financial Statements (Unaudited)

minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the three and six month periods ended June 30, 2018 and 2017.
For the three and six months ended June 30, 2018 and 2017, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.
Note 5. Other Real Estate Owned (OREO)

Changes in the balance for OREO are as follows (in thousands):

	Six Months Ended	Year Ended
	June 30, 2018	December 31, 2017
Balance at the beginning of year, gross	$326	$250
Transfers in	68	326
Charge-offs	—	—
Sales proceeds	(350)	(441)
Gain on disposition	24	191
Balance at the end of period, gross	$68	$326
Less: valuation allowance	—	—
Balance at the end of period, net	$68	$326
The carrying amounts of residential real estate properties included in the ending OREO balances above totaled $68 thousand at June 30, 2018. There were no residential real estate properties included in the ending OREO balances above at December 31, 2017. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $86 thousand as of June 30, 2018.

Net expenses applicable to OREO, other than the provision for losses, were $2 thousand and $6 thousand for the six months ended June 30, 2018 and 2017, respectively, and $5 thousand for the year ended December 31, 2017.

Note 6. Other Borrowings

The Bank had unused lines of credit totaling $130.0 million and $134.1 million available with non-affiliated banks at June 30, 2018 and December 31, 2017, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $77.2 million at June 30, 2018. The Bank had collateral pledged on the borrowing line at June 30, 2018 and December 31, 2017 including real estate loans totaling $112.2 million and $117.7 million, respectively, and Federal Home Loan Bank stock with a book value of $665 thousand and $645 thousand, respectively. The Bank did not have borrowings from the FHLB at June 30, 2018 and December 31, 2017.
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

Notes to Consolidated Financial Statements (Unaudited)

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of June 30, 2018 and December 31, 2017, that the Bank met all capital adequacy requirements to which it is subject.
As of June 30, 2018, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
A comparison of the capital of the Bank at June 30, 2018 and December 31, 2017 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Total Capital (to Risk-Weighted Assets)	$71,026	13.47%	$42,169	8.00%	$52,711	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$65,987	12.52%	$31,627	6.00%	$42,169	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$65,987	12.52%	$23,720	4.50%	$34,262	6.50%
Tier 1 Capital (to Average Assets)	$65,987	8.66%	$30,469	4.00%	$38,086	5.00%
December 31, 2017
Total Capital (to Risk-Weighted Assets)	$67,624	13.12%	$41,239	8.00%	$51,548	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$62,298	12.09%	$30,929	6.00%	$41,239	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$62,298	12.09%	$23,197	4.50%	$33,506	6.50%
Tier 1 Capital (to Average Assets)	$62,298	8.46%	$29,457	4.00%	$36,821	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. The buffer began applying to the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%. Accordingly, the Bank was required to maintain a capital conservation buffer of 1.875% and 1.25% at June 30, 2018 and December 31, 2017, respectively. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of June 30, 2018 and December 31, 2017, the capital conservation buffer of the Bank was 5.47% and 5.12%, respectively.
Note 8. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note qualifies as Tier 2 capital for regulatory capital purposes and at June 30, 2018, the total amount of subordinated debt issued was included in the Company’s Tier 2 capital. Unamortized debt issuance costs related to the Note were $44 thousand and $52 thousand at June 30, 2018 and December 31, 2017, respectively.

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
Note 9. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2018 and December 31, 2017 was 4.93% and 4.20%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.
On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2018 and December 31, 2017 was 3.91% and 2.94%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.
While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the junior subordinated debt may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total junior subordinated debt. The portion of the junior subordinated debt not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2018 and December 31, 2017, the total amount of junior subordinated debt issued by the Trusts was included in the Company’s Tier 1 capital.

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

Notes to Consolidated Financial Statements (Unaudited)

Components of the net periodic benefit cost of the plan for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest cost	$—	$20	—	41
Expected return on plan assets	—	(9)	—	(18)
Net periodic benefit cost	$—	$11	$—	$23
The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017, that it made a contribution of $205 thousand upon the final distribution of plan assets on March 8, 2018.
The Company maintains a 401(k) plan and an employee stock ownership plan (ESOP) for eligible employees. On September 14, 2016, the ESOP was amended to freeze the plan to new participants and to cease all contributions, effective December 31, 2016. The amendment also directed matching contributions and certain other retirement contributions made by the Company to the 401(k) plan. On December 31, 2017, the ESOP was amended to be terminated and the Internal Revenue Service approved the termination on May 3, 2018. The Company plans to distribute all assets of the ESOP to participants or beneficiaries and terminate the plan prior to December 31, 2018. The ESOP continued to be invested in Company stock and such other assets as permitted under the ESOP and Trust Agreement for the benefit of participants and their beneficiaries at June 30, 2018.
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

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
(Numerator):
Net income	$2,451	$1,756	$5,138	$3,299
(Denominator):
Weighted average shares outstanding – basic	4,952,712	4,940,904	4,950,922	4,938,178
Potentially dilutive common shares – restricted stock units	1,553	1,822	2,406	2,013
Weighted average shares outstanding – diluted	4,954,265	4,942,726	4,953,328	4,940,191
Income per common share
Basic	$0.49	$0.36	$1.04	$0.67
Diluted	$0.49	$0.36	$1.04	$0.67

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
The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands).

		Fair Value Measurements at June 30, 2018
Description	Balance as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$91,828	$—	$91,828	$—
Obligations of states and political subdivisions	14,879	—	14,879	—
	$106,707	$—	$106,707	$—

		Fair Value Measurements at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$74,804	$—	$74,804	$—
Obligations of states and political subdivisions	14,451	—	14,451	—
	$89,255	$—	$89,255	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six months ended June 30, 2018 and the year ended December 31, 2017.

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
The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at June 30, 2018
Description	Balance as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$68	$—	$—	$68

		Fair Value Measurements at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$326	$—	$—	$326

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Other real estate owned	$68	Property appraisals	Selling cost	7%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Other real estate owned	$326	Contract Price	Selling cost	7%

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

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017 are as follows (in thousands):

		Fair Value Measurements at June 30, 2018 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$41,263	$41,263	$—	$—	$41,263
Securities available for sale	106,707	—	106,707	—	106,707
Securities held to maturity	45,701	—	42,918	1,498	44,416
Restricted securities	1,590	—	1,590	—	1,590
Loans held for sale	1,195	—	1,195	—	1,195
Loans, net (1)	525,894	—	—	523,078	523,078
Bank owned life insurance	13,787	—	13,787	—	13,787
Accrued interest receivable	2,073	—	2,073	—	2,073
Financial Liabilities
Deposits	$686,529	$—	$564,238	$119,605	$683,843
Subordinated debt	4,956	—	—	4,890	4,890
Junior subordinated debt	9,279	—	—	9,702	9,702
Accrued interest payable	105	—	105	—	105

Notes to Consolidated Financial Statements (Unaudited)

		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$39,986	$39,986	$—	$—	$39,986
Securities available for sale	89,255	—	89,255	—	89,255
Securities held to maturity	48,208	—	46,186	1,516	47,702
Restricted securities	1,570	—	1,570	—	1,570
Loans held for sale	438	—	438	—	438
Loans, net (1)	516,875	—	—	514,013	514,013
Bank owned life insurance	13,967	—	13,967	—	13,967
Accrued interest receivable	1,916	—	1,916	—	1,916
Financial Liabilities
Deposits	$664,980	$—	$542,329	$120,834	$663,163
Subordinated debt	4,948	—	—	5,004	5,004
Junior subordinated debt	9,279	—	—	9,653	9,653
Accrued interest payable	98	—	98	—	98

(1)
In accordance with the prospective adoption of ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," the fair value of loans as of June 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

The Company did not have compensation expense related to stock awards for the six months ended June 30, 2018. Compensation expense related to stock awards totaled $30 thousand for the six months ended June 30, 2017.

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
	June 30, 2018
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	5,662	$11.76
Granted	8,989	18.50
Vested	(7,339)	13.90
Forfeited	(24)	15.20
Unvested, end of period	7,288	$17.91

At June 30, 2018, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $102 thousand. This expense is expected to be recognized through 2020. Compensation expense related to restricted stock unit awards recognized for the six months ended June 30, 2018 and 2017 totaled $89 thousand and $46 thousand, respectively.
Note 14. Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(860)	$—	$(860)
Unrealized holding gains (net of tax, $397)	773	—	773
Reclassification adjustment (net of tax, ($4))	(9)	—	(9)
Change during period	764	—	764
Balance at June 30, 2017	$(96)	$—	$(96)
Balance at December 31, 2017	$(1,057)	$99	$(958)
Unrealized holding losses (net of tax, ($304))	(1,146)	—	(1,146)
Pension liability adjustment (net of tax, ($27))	—	(99)	(99)
Change during period	(1,146)	(99)	(1,245)
Balance at June 30, 2018	$(2,203)	$—	$(2,203)

Notes to Consolidated Financial Statements (Unaudited)

The following tables present information related to reclassifications from accumulated other comprehensive loss for the three and six month periods ended June 30, 2018 and 2017 (in thousands).

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended
	June 30, 2018	June 30, 2017
Securities available for sale:
Net securities gains reclassified into earnings	$—	$(13)	Net gains on securities available for sale
Related income tax expense	—	4	Income tax expense
Total reclassifications	$—	$(9)	Net of tax

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	Six Months Ended
	June 30, 2018	June 30, 2017
Securities available for sale:
Net securities gains reclassified into earnings	$—	$(13)	Net gains on securities available for sale
Related income tax expense	—	4	Income tax expense
Total reclassifications	$—	$(9)	Net of tax

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
Because of these and other uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at June 30, 2018 and statements of income of the Company for the three and six month periods ended June 30, 2018 and 2017 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2017. The statements of income for the three and six month periods ended June 30, 2018 may not be indicative of the results to be achieved for the year.

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
Primary expense categories are salaries and employee benefits, which comprised 56% of noninterest expenses for the six month period ended June 30, 2018, followed by occupancy and equipment expense, which comprised 14% of noninterest expenses. Historically, the provision for loan losses has also been a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions and loan growth. Changing economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for loan losses.

Overview of Quarterly Financial Performance

Net income increased by $695 thousand to $2.5 million, or $0.49 per basic and diluted share, for the three months ended June 30, 2018, compared to $1.8 million, or $0.36 per basic and diluted share, for the same period in 2017. Return on average assets was 1.29% and return on average equity was 16.23% for the second quarter of 2018, compared to 0.96% and 12.79%, respectively, for the same period in 2017.

The $695 thousand increase in net income for the three month period ended June 30, 2018 resulted primarily from a $582 thousand, or 9%, increase in net interest income, an $89 thousand, or 4%, increase in noninterest income, and a $183 thousand, or 24%, decrease in income tax expense, compared to the same period of 2017. These favorable variances were partially offset by a $159 thousand, or 3%, increase in noninterest expenses.

Net interest income increased from a higher net interest margin and from higher average earning asset balances. Average earning asset balances increased 5%, and the net interest margin increased 13 basis points to 3.86% for the second quarter of 2018, compared to 3.73% for the same period in 2017. Noninterest income increased primarily from higher service charges on deposit accounts and higher wealth management revenue. Noninterest expense increased primarily from higher salaries and employee benefits expense, higher occupancy expense, and higher other operating expense. For a more detailed discussion of the increases in other operating expense, see "Noninterest Expense" below.

Based on management's analysis and the supporting allowance for loan loss calculation, a provision for loan losses was not required during the second quarter of 2018 or 2017. For a more detailed discussion of the provision for loan losses, see “Provision for Loan Losses” below.

Overview of Year-to-Date Financial Performance

Net income increased by $1.8 million to $5.1 million, or $1.04 per basic and diluted share, for the six months ended June 30, 2018, compared to $3.3 million, or $0.67 per basic and diluted share, for the same period in 2017. Return on average assets was 1.37% and return on average equity was 17.33% for the six months ended June 30, 2018, compared to 0.92% and 12.29%, respectively, for the same period in 2017.

The $1.8 million increase in net income for the six month period ended June 30, 2018 resulted primarily from a $1.1 million, or 9%, increase in net interest income, a $781 thousand, or 20%, increase in noninterest income, and a $295 thousand, or 21%, decrease in income tax expense, compared to the same period of 2017. These favorable variances were partially offset by a $274 thousand, or 2%, increase in noninterest expenses.

Net interest income increased from a higher net interest margin and from higher average earning asset balances. Average earning asset balances increased 5%, and the net interest margin increased 12 basis points to 3.83% for the six months ended June 30, 2018, compared to 3.71% for the same period in 2017. Noninterest income increased primarily from higher service charges on deposit accounts, higher income from bank owned life insurance, higher wealth management revenue, and higher other operating income. Noninterest expense increased primarily from higher salaries and employee benefits expense, higher occupancy expense, and higher other operating expense. For a more detailed discussion of the increases in other operating income and other operating expense, see "Noninterest Income" and "Noninterest Expense" below.

Based on management's analysis and the supporting allowance for loan loss calculation, a provision for loan losses of $100 thousand was recorded during the six month period ended June 30, 2018. A provision for loan losses was not required during the six month period ended June 30, 2017. For a more detailed discussion of the provision for loan losses, see “Provision for Loan Losses” below.

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

	Efficiency Ratio
	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Noninterest expense	$5,864	$5,705	$11,730	$11,456
Add/(Subtract): other real estate owned (expense)/income, net	(1)	(4)	22	(6)
Subtract: amortization of intangibles	(120)	(160)	(251)	(329)
	$5,743	$5,541	$11,501	$11,121
Tax-equivalent net interest income	$6,883	$6,341	$13,479	$12,426
Noninterest income	2,067	1,978	4,700	3,919
Subtract: securities gains, net	—	(13)	—	(13)
	$8,950	$8,306	$18,179	$16,332
Efficiency ratio	64.17%	66.71%	63.27%	68.09%
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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
GAAP measures:
Interest income – loans	$6,546	$5,933	$12,851	$11,579
Interest income – investments and other	1,140	886	2,147	1,772
Interest expense – deposits	(665)	(405)	(1,255)	(788)
Interest expense – subordinated debt	(89)	(89)	(178)	(178)
Interest expense – junior subordinated debt	(101)	(76)	(187)	(144)
Total net interest income	$6,831	$6,249	$13,378	$12,241
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$11	$18	$21	$37
Tax benefit realized on non-taxable interest income – municipal securities	41	74	80	148
Total tax benefit realized on non-taxable interest income	$52	$92	$101	$185
Total tax-equivalent net interest income	$6,883	$6,341	$13,479	$12,426

Critical Accounting Policies

General

The Company’s consolidated financial statements and related notes are prepared in accordance with GAAP. The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or relieving a liability. The Bank uses historical losses as one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from the historical factors used. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of transactions would be the same, the timing of events that would impact transactions could change.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management determines that the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance. For further information about the Company’s loans and the allowance for loan losses, see Notes 3 and 4 to the Consolidated Financial Statements included in this Form 10-Q.
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

The general component covers loans that are not considered impaired and is based on historical loss experience adjusted for qualitative factors. The historical loss experience is calculated by loan type and uses an average loss rate during the preceding twelve quarters. The qualitative factors are assigned by management based on delinquencies and asset quality, national and local economic trends, effects of the changes in the value of underlying collateral, trends in volume and nature of loans, effects of changes in the lending policy, the experience and depth of management, concentrations of credit, quality of the loan review system, and the effect of external factors such as competition and regulatory requirements. The factors assigned differ by loan type. The general allowance estimates losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. For further information regarding the allowance for loan losses, see Note 4 to the Consolidated Financial Statements included in this Form 10-Q.

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
In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At June 30, 2018, commitments to extend credit, stand-by letters of credit, and rate lock commitments totaled $99.2 million.

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

1-4 Family Residential Real Estate Lending

1-4 family residential lending activity may be generated by Bank loan officer solicitations and referrals by real estate professionals and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment, and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make payments from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. The valuation of residential collateral is generally provided by independent fee appraisers who have been approved by the Board Loan Committee. In addition to originating fixed rate mortgage loans with the intent to sell to correspondent lenders or broker to wholesale lenders, the Bank originates balloon and other mortgage loans for the portfolio. Depending on the financial goals of the Company, the Bank occasionally originates and retains these loans.

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

Consumer Lending

Loans to individual borrowers may be secured or unsecured, and include unsecured consumer loans and lines of credit, automobile loans, deposit account loans, and installment and demand loans. These consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss, or depreciation. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.
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
Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings, subordinated debt, and junior subordinated debt. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for loan losses, noninterest income, and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts, revenue from wealth management services, ATM and check card income, revenue from other customer services, income from bank owned life insurance, general and administrative expenses, amortization expense, and other real estate owned expense or income.

Net Interest Income

For the three months ended June 30, 2018, net interest income increased $582 thousand, or 9%, to $6.8 million for the quarter ended June 30, 2018, compared to $6.2 million for the second quarter of 2017. The increase resulted from a higher net interest margin and higher average earning asset balances. Average earning asset balances increased 5%, and the net interest margin increased 13 basis points to 3.86% for the quarter ended June 30, 2018, compared to 3.73% for the same period in 2017. The increase in the net interest margin resulted from a 28 basis point increase in the yield on total earning assets, which was partially offset by a 15 basis point increase in interest expense as a percent of average earning assets.

The higher yield on earning assets was attributable to an increase in yields on loans, securities, and interest-bearing deposits in banks, which all benefited from increases in market rates. The 28 basis point increase in the yield on loans had the largest impact on the increase in the yield on earning assets, when comparing the periods.

The increase in interest expense as a percent of average earning assets was primarily attributable to higher interest rates paid on interest-bearing deposits. The cost of interest-bearing checking accounts and money market accounts had the largest impact as their costs increased by 25 basis points and 53 basis points, respectively, when comparing the periods.

For the six months ended June 30, 2018, net interest income increased $1.1 million, or 9%, to $13.4 million, compared to $12.2 million for the same period in 2017. The increase resulted from a higher net interest margin and higher average earning asset balances. Average earning asset balances increased 5%, and the net interest margin increased 12 basis points to 3.83% for the six months ended June 30, 2018, compared to 3.71% for the same period in 2017. The increase in the net interest margin resulted from a 24 basis point increase in the yield on total earning assets, which was partially offset by a 13 basis point increase in interest expense as a percent of average earning assets.

The higher yield on earning assets was attributable to an increase in yields on loans, securities, and interest-bearing deposits in banks, which all benefited from increases in market rates. The 26 basis point increase in the yield on loans had the largest impact on the increase in the yield on earning assets, when comparing the periods.

The increase in interest expense as a percent of average earning assets was primarily attributable to higher interest rates paid on interest-bearing deposits. The cost of interest-bearing checking accounts and money market accounts had the largest impact as their costs increased by 20 basis points and 51 basis points, respectively, when comparing the periods.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):
Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$121,004	$776	2.57%	$117,218	$634	2.17%
Tax-exempt (1)	26,237	197	3.00%	24,745	219	3.55%
Restricted	1,590	22	5.63%	1,570	21	5.23%
Total securities	$148,831	$995	2.68%	$143,533	$874	2.44%
Loans: (2)
Taxable	$517,508	$6,504	5.04%	$496,013	$5,899	4.77%
Tax-exempt (1)	4,785	53	4.49%	4,945	52	4.23%
Total loans	$522,293	$6,557	5.04%	$500,958	$5,951	4.76%
Interest-bearing deposits with other institutions	44,039	186	1.69%	37,641	86	0.92%
Total earning assets	$715,163	$7,738	4.34%	$682,132	$6,911	4.06%
Less: allowance for loan losses	(5,225)			(5,408)
Total non-earning assets	52,688			54,114
Total assets	$762,626			$730,838
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$161,741	$260	0.64%	$169,108	$167	0.39%
Regular savings	124,851	24	0.08%	129,137	25	0.08%
Money market accounts	87,837	165	0.75%	59,570	32	0.22%
Time deposits:
$100,000 and over	49,060	120	0.98%	43,011	82	0.76%
Under $100,000	73,912	96	0.52%	81,424	98	0.48%
Brokered	550	—	0.11%	550	1	0.10%
Total interest-bearing deposits	$497,951	$665	0.54%	$482,800	$405	0.34%
Federal funds purchased	3	—	2.20%	3	—	1.30%
Subordinated debt	4,954	89	7.26%	4,937	89	7.28%
Junior subordinated debt	9,279	101	4.33%	9,279	76	3.26%
Total interest-bearing liabilities	$512,187	$855	0.67%	$497,019	$570	0.46%
Non-interest bearing liabilities
Demand deposits	188,666			174,906
Other liabilities	1,181			3,845
Total liabilities	$702,034			$675,770
Shareholders’ equity	60,592			55,068
Total liabilities and Shareholders’ equity	$762,626			$730,838
Net interest income		$6,883			$6,341
Interest rate spread			3.67%			3.60%
Cost of funds			0.49%			0.34%
Interest expense as a percent of average earning assets			0.48%			0.33%
Net interest margin			3.86%			3.73%

(1)
Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21% for 2018 and 34% for 2017. The tax-equivalent adjustment was $52 thousand and $92 thousand for the three months ended June 30, 2018 and 2017, respectively.

(2)	Loans placed on a non-accrual status are reflected in the balances.

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$116,816	$1,456	2.51%	$119,375	$1,296	2.19%
Tax-exempt (1)	25,812	381	2.97%	24,677	436	3.56%
Restricted	1,581	44	5.59%	1,560	41	5.31%
Total securities	$144,209	$1,881	2.63%	$145,612	$1,773	2.46%
Loans: (2)
Taxable	$516,796	$12,770	4.98%	$490,797	$11,508	4.73%
Tax-exempt (1)	4,808	102	4.29%	5,138	108	4.24%
Total loans	$521,604	$12,872	4.98%	$495,935	$11,616	4.72%
Interest-bearing deposits with other institutions	44,270	346	1.58%	33,152	147	0.89%
Total earning assets	$710,083	$15,099	4.29%	$674,699	$13,536	4.05%
Less: allowance for loan losses	(5,246)			(5,389)
Total non-earning assets	52,122			53,510
Total assets	$756,959			$722,820
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$160,179	$472	0.59%	$163,442	$316	0.39%
Regular savings	124,847	47	0.08%	128,967	51	0.08%
Money market accounts	87,063	312	0.72%	60,666	62	0.21%
Time deposits:
$100,000 and over	48,644	230	0.95%	43,892	166	0.76%
Under $100,000	75,076	193	0.52%	81,941	191	0.47%
Brokered	556	1	0.40%	583	2	0.50%
Total interest-bearing deposits	$496,365	$1,255	0.51%	$479,491	$788	0.33%
Federal funds purchased	3	—	2.14%	2	—	1.22%
Subordinated debt	4,952	178	7.26%	4,934	178	7.29%
Junior subordinated debt	9,279	187	4.05%	9,279	144	3.12%
Total interest-bearing liabilities	$510,599	$1,620	0.64%	$493,706	$1,110	0.45%
Non-interest bearing liabilities
Demand deposits	185,160			171,029
Other liabilities	1,401			3,967
Total liabilities	$697,160			$668,702
Shareholders’ equity	59,799			54,118
Total liabilities and Shareholders’ equity	$756,959			$722,820
Net interest income		$13,479			$12,426
Interest rate spread			3.65%			3.60%
Cost of funds			0.47%			0.34%
Interest expense as a percent of average earning assets			0.46%			0.33%
Net interest margin			3.83%			3.71%

(1)
Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21% for 2018 and 34% for 2017. The tax-equivalent adjustment was $101 thousand and $185 thousand for the six months ended June 30, 2018 and 2017, respectively.

(2)	Loans placed on a non-accrual status are reflected in the balances.

Provision for Loan Losses

The Bank did not record a provision for loan losses during the second quarter of 2018 or 2017, which resulted in a total allowance for loan losses of $5.0 million, or 0.95% of total loans, at June 30, 2018. This compared to an allowance for loan losses of $5.4 million, or 1.08% of total loans, at June 30, 2017. The allowance for loan losses was $5.3 million, or 1.02% of total loans, at December 31, 2017.

For the quarter ended June 30, 2018, the Bank did not record a provision for loan losses as net charge-offs on loans were offset by a decrease in the general reserve component of the allowance for loan losses. Net charge-offs totaled $233 thousand for the second quarter of 2018, compared to $7 thousand of net charge-offs for the same period of 2017. The general reserve decreased primarily from improvements in both the historical loss rate of the loan portfolio and the qualitative adjustment factors. Improvements in qualitative adjustment factors resulted from improved asset quality in the construction and land development loan class, as evidenced by lower substandard and past due loan amounts in this respective class, and improved economic conditions. Although impaired loans increased during the second quarter, there was no required increase to the specific reserve component of the allowance for loan losses.

A provision for loan losses was not recorded during the second quarter of 2017 as a decrease in the general reserve component of the allowance for loan losses was offset by an increase in the specific reserve component. The decrease in the general reserve resulted primarily from an improvement in the qualitative adjustment factors for improved economic conditions. The specific reserve increased during the quarter primarily from the addition of a newly identified impaired loan for which a specific reserve was calculated.

For the six months ended June 30, 2018, the Bank recorded a provision for loan losses of $100 thousand as net charge-offs on loans were only partially offset by a decrease in the general reserve component of the allowance for loan losses. Net charge-offs totaled $387 thousand for the first six months of 2018, compared to $123 thousand of net recoveries for the same period of 2017. The general reserve decreased primarily from improvements in both the historical loss rate of the loan portfolio and the qualitative adjustment factors. Improvements in qualitative adjustment factors resulted from improved asset quality in the construction and land development loan class, as evidenced by lower substandard and past due loan amounts in this respective class, and improved economic conditions. There was no change to the specific reserve component of the allowance for loan losses during the six months ended June 30, 2018.

The Bank did not record a provision for loan losses for the six month period ended June 30, 2017 as increases in the general and specific reserve components of the allowance for loan losses were offset by the net recoveries on loans charged off in prior periods. The increase in the general reserve resulted primarily from the impact of loan growth during the first six months of 2017. The impact of loan growth on the general reserve was partially offset by improvements in the historical loss rate of the loan portfolio and qualitative adjustment factors. Improvements in qualitative adjustment factors resulted from improved asset quality in the 1-4 family residential, other real estate, and commercial and industrial loan classes and improved economic conditions. The specific reserve component increased primarily from the addition of a newly identified impaired loan for which a specific reserve was calculated.

Noninterest Income

Noninterest income increased $89 thousand, or 4%, to $2.1 million for the three months ended June 30, 2018, compared to $2.0 million for the same period in 2017. The increase in noninterest income was primarily attributable to a $49 thousand, or 7%, increase in service charges on deposit accounts, a $28 thousand, or 5%, increase in ATM and check card fees, and a $54 thousand, or 15%, increase in wealth management fees, when comparing the periods. The increase in service charges on deposit accounts was a result of higher overdraft revenue. The increase in ATM and check card fees was primarily attributable to the volume of customer check card usage. The increase in wealth management fees resulted primarily from higher balances of assets under management during the second quarter of 2018 compared to the same period one year ago. These increases were partially offset by a $25 thousand, or 25%, decrease in income from bank owned life insurance and a $19 thousand, or 56%, decrease in net gains on sale of loans. The decrease in income from bank owned life insurance resulted primarily from the timing of annual dividend payments received.

For the six months ended June 30, 2018, noninterest income increased $781 thousand, or 20%, to $4.7 million, compared to $3.9 million for the same period in 2017. The increase in noninterest income was primarily attributable to a $56 thousand, or 4%, increase in service charges on deposit accounts, a $46 thousand, or 4%, increase in ATM and check card fees, a $114 thousand, or 16%, increase in wealth management fees, a $441 thousand increase in income from bank owned life insurance, and a $153 thousand increase in other operating income, when comparing the periods. The decrease in service charges on deposit accounts was a result of higher overdraft revenue. The increase in ATM and check card fees was primarily attributable to the volume of customer check card usage. The increase in wealth management fees resulted primarily from higher balances of assets under management during the first six months of 2018 compared to the same period one year ago. The increase in income from bank owned life insurance resulted from life insurance benefits recorded during the first quarter of 2018 due to the death of an employee. The increase in other operating income was primarily attributable to the termination of the pension plan and the subsequent distribution of plan assets, which resulted in a one-time increase in other operating income of $126 thousand. These increases were partially offset by a $43 thousand, or 64%, decrease in net gains on sale of loans.

Noninterest Expense

Noninterest expense increased $159 thousand, or 3%, to $5.9 million for the quarter ended June 30, 2018, compared to $5.7 million for the same period in 2017. The increase in noninterest expense was primarily attributable to a $105 thousand, or 3%, increase in salaries and employee benefits, a $39 thousand, or 11%, increase in occupancy expense, and a $97 thousand, or 22%, increase in other operating expense, when comparing the periods. These increases were partially offset by a $32 thousand, or 43%, decrease in postage expense and a $40 thousand, or 25%, decrease in amortization expense.
The increases in salaries and employee benefits and occupancy expense resulted primarily from the Company's expansion into the Richmond, Virginia market during the fourth quarter of 2017. Expense categories most likely impacted in future periods as a result of the new branch office include salaries and employee benefits, occupancy, and equipment. The increase in other operating expense was primarily attributable to a combination of higher check fraud and debit card losses experienced during the quarter, higher loan servicing fees on purchased consumer loans, and higher fees required by the Virginia State Corporation Commission for examination, supervision, and regulation.
The decrease in postage expense resulted primarily from efforts to lower operating costs. Amortization expense continued to decrease as a result of the accelerated amortization method of core deposit intangibles.
For the six months ended June 30, 2018, noninterest expense increased $274 thousand, or 2%, to $11.7 million, compared to $11.5 million for the same period in 2017. The increase in noninterest expense was primarily attributable to a $246 thousand, or 4%, increase in salaries and employee benefits, a $72 thousand, or 10%, increase in occupancy expense, and a $137 thousand, or 15%, increase in other operating expense, when comparing the periods. These increases were partially offset by an $84 thousand, or 39%, decrease in telecommunications expense and a $78 thousand, or 24%, decrease in amortization expense.
The increases in salaries and employee benefits and occupancy expense resulted primarily from the Company's expansion into the Richmond, Virginia market. The increase in other operating expense was primarily attributable to a combination of higher check fraud losses, higher loan servicing fees on purchased consumer loans, and higher fees required by the Virginia State Corporation Commission for examination, supervision, and regulation. The increase in other operating expense also includes a $50 thousand death benefit payment to the beneficiary in relation to the life insurance benefits discussed in "Noninterest Income" above.
Telecommunications expense decreased as a result of a refund of over-billed services in prior periods. The decrease in amortization expense was due to the accelerated amortization method of core deposit intangibles.

Income Taxes

Income tax expense decreased by $183 thousand, or 24%, for the second quarter of 2018 and decreased by $295 thousand, or 21%, for the six months ended June 30, 2018, compared to the same periods one year ago. The decreases in income tax expense resulted from the new 21% federal corporate tax rate established by the Tax Cuts and Jobs Act enacted in December 2017.

The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and six month periods ended June 30, 2018 and 2017. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Financial Condition

General

Total assets increased by $24.3 million to $763.4 million at June 30, 2018 compared to $739.1 million at December 31, 2017. The increase was primarily attributable to a $15.0 million increase in securities and a $9.0 million increase in net loans, when comparing the periods.
At June 30, 2018, total liabilities increased by $20.8 million to $701.7 million compared to $681.0 million at December 31, 2017. The increase was primarily attributable to a $21.5 million increase in total deposits, since December 31, 2017. Noninterest-bearing demand deposits and savings and interest-bearing deposits increased $15.9 million and $6.0 million, respectively, when comparing the periods. These increases were partially offset by a $360 thousand decrease in time deposits since December 31, 2017.
Total shareholders' equity increased by $3.5 million to $61.6 million at June 30, 2018 compared to $58.2 million at December 31, 2017. The Company's capital ratios continue to exceed the minimum capital requirements for regulatory purposes.
Loans

Loans, net of the allowance for loan losses, increased $9.0 million to $525.9 million at June 30, 2018, compared to $516.9 million at December 31, 2017. Growth of the loan portfolio was led by residential real estate loans with balances that increased by $2.9 million during the first six months of 2018, followed by commercial and industrial loans and other real estate loans with balances that increased by $2.2 million and $2.1 million, respectively.
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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $549 thousand at June 30, 2018, compared to $183 thousand at December 31, 2017. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.
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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $4.5 million and $3.8 million at June 30, 2018 and December 31, 2017, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $321 thousand and $333 thousand in loans classified as TDRs as of June 30, 2018 and December 31, 2017, respectively.

Asset Quality

Management classifies non-performing assets as non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank’s OREO totaled $68 thousand at June 30, 2018 and $326 thousand at December 31, 2017. There was not a valuation allowance for other real estate owned at June 30, 2018 or December 31, 2017.

Non-performing assets totaled $2.4 million at June 30, 2018 and $1.3 million at December 31, 2017, representing 0.31% and 0.17% of total assets, respectively. Non-performing assets included $2.3 million in non-accrual loans and $68 thousand in OREO at June 30, 2018 . This compares to $937 thousand in non-accrual loans and $326 thousand in OREO at December 31, 2017.
At June 30, 2018, 73% of non-performing assets related to commercial real estate loans, 19% related to residential real estate loans, and 8% related to commercial and industrial loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $3.8 million and $8.9 million at June 30, 2018 and December 31, 2017, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.
Loans greater than 90 days past due and still accruing totaled $549 thousand at June 30, 2018, which was comprised of four loans expected to pay all principal and interest amounts contractually due to the Bank and two purchased consumer loans. Consumer loans purchased at origination are charged-off when they are greater than 120 days past due. There were $183 thousand of loans greater than 90 days past due and still accruing at December 31, 2017.
The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $5.0 million at June 30, 2018 and $5.3 million at December 31, 2017, representing 0.95% and 1.02% of total loans, respectively. For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.
Recoveries of loan losses of $8 thousand and $285 thousand were recorded in the construction and land development and other real estate loan classes, respectively, during the six month period ended June 30, 2018. The recovery of loan losses in the construction and land development loan class resulted from improvements in qualitative adjustment factors. The recovery of loan losses in the other real estate loan class resulted primarily from improvements in the historical loss rate and qualitative adjustment factors. These recoveries were offset by provision for loan losses totaling $393 thousand in the 1-4 family residential, commercial and industrial, and consumer and other loan classes. For more detailed information regarding the provision for loan losses, see Note 4 to the Consolidated Financial Statements.
Impaired loans totaled $4.5 million and $3.8 million at June 30, 2018 and December 31, 2017, respectively. There was not a related allowance for loan losses provided for these loans at June 30, 2018 or December 31, 2017. The average recorded investment in impaired loans during the six months ended June 30, 2018 and the year ended December 31, 2017 was $3.6 million and $4.7 million, respectively. Included in the impaired loans total are loans classified as TDRs totaling $321 thousand and $333 thousand at June 30, 2018 and December 31, 2017, respectively. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of June 30, 2018, $273 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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
Securities at June 30, 2018 totaled $154.0 million, an increase of $15.0 million, or 11%, from $139.0 million at December 31, 2017. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of June 30, 2018, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $67 thousand and $153 thousand at June 30, 2018 and December 31, 2017, respectively. Gross unrealized losses in the available for sale portfolio totaled $2.9 million and $1.5 million at June 30, 2018 and December 31, 2017, respectively. Gross unrealized gains in the held to maturity portfolio totaled $17 thousand and $90 thousand at June 30, 2018 and December 31, 2017, respectively. Gross unrealized losses in the held to maturity portfolio totaled $1.3 million and $596 thousand at June 30, 2018 and December 31, 2017, respectively. Investments in an unrealized loss position were considered temporarily impaired at June 30, 2018 and December 31, 2017. The change in the unrealized gains and losses of investment securities from December 31, 2017 to June 30, 2018 was related to changes in market interest rates and was not related to credit concerns of the issuers.

Deposits

At June 30, 2018, deposits totaled $686.5 million, an increase of $21.5 million, from $665.0 million at December 31, 2017. There was a slight change in the deposit mix when comparing the periods. At June 30, 2018, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 29%, 53%, and 18% of total deposits, respectively, compared to 27%, 54%, and 19% at December 31, 2017.

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
At June 30, 2018, cash, interest-bearing and noninterest-bearing deposits with banks, securities and loans maturing within one year totaled $97.9 million. At June 30, 2018, 11% or $55.9 million of the loan portfolio matures within one year. Non-deposit sources of available funds totaled $130.0 million at June 30, 2018, which included $77.2 million available from Federal Home Loan Bank of Atlanta (FHLB), $42.0 million of unsecured federal funds lines of credit with other correspondent banks, and $10.8 million available through the Federal Reserve Discount Window.

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
The rules included new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank under the final rules were as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6% (increased from 4%); a total capital ratio of 8% (unchanged from previous rules); and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer is being phased-in over four years, which began on January 1, 2016, as follows: the maximum buffer was 0.625% of risk-weighted assets for 2016 and 1.25% for 2017, is 1.875% for 2018, and will be 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of June 30, 2018 and December 31, 2017, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.
The following table shows the Bank’s regulatory capital ratios at June 30, 2018:

First Bank
Total capital to risk-weighted assets	13.47%
Tier 1 capital to risk-weighted assets	12.52%
Common equity Tier 1 capital to risk-weighted assets	12.52%
Tier 1 capital to average assets	8.66%
Capital conservation buffer ratio(1)	5.47%

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
Commitments to extend credit, which amounted to $85.4 million at June 30, 2018, and $78.0 million at December 31, 2017, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.
Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may or may not be drawn upon to the total extent to which the Bank is committed.
Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At June 30, 2018 and December 31, 2017, the Bank had $10.3 million and $10.4 million in outstanding standby letters of credit, respectively.
At June 30, 2018, the Bank had $3.5 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

101
The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	August 10, 2018
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	August 10, 2018
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Document

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.