Form 10-Q
period 2018-09-30
FIRST NATIONAL CORP /VA/
filed 2018-11-13
CIK 719402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2018, 4,956,897 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST NATIONAL CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited) September 30, 2018	December 31, 2017*
Assets
Cash and due from banks	$11,370	$11,358
Interest-bearing deposits in banks	10,068	28,628
Securities available for sale, at fair value	102,748	89,255
Securities held to maturity, at amortized cost (fair value, 2018, $42,707; 2017, $47,702)	44,239	48,208
Restricted securities, at cost	1,590	1,570
Loans held for sale	516	438
Loans, net of allowance for loan losses, 2018, $4,801; 2017, $5,326	535,020	516,875
Other real estate owned, net of valuation allowance, 2018, $0; 2017, $0	—	326
Premises and equipment, net	19,557	19,891
Accrued interest receivable	2,138	1,916
Bank owned life insurance	13,894	13,967
Core deposit intangibles, net	571	930
Other assets	4,743	5,748
Total assets	$746,454	$739,110

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$186,293	$180,912
Savings and interest-bearing demand deposits	360,988	361,417
Time deposits	119,823	122,651
Total deposits	$667,104	$664,980
Subordinated debt	4,961	4,948
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	1,459	1,749
Total liabilities	$682,803	$680,956
Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2018, 4,956,925 shares; 2017, 4,945,702 shares	6,196	6,182
Surplus	7,438	7,260
Retained earnings	52,741	45,670
Accumulated other comprehensive loss, net	(2,724)	(958)
Total shareholders’ equity	$63,651	$58,154
Total liabilities and shareholders’ equity	$746,454	$739,110
*Derived from audited consolidated financial statements.
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest and Dividend Income
Interest and fees on loans	$6,917	$6,138	$19,768	$17,717
Interest on deposits in banks	88	92	434	239
Interest and dividends on securities:
Taxable interest	797	637	2,253	1,933
Tax-exempt interest	156	148	457	436
Dividends	23	21	67	62
Total interest and dividend income	$7,981	$7,036	$22,979	$20,387
Interest Expense
Interest on deposits	$702	$446	$1,957	$1,234
Interest on subordinated debt	91	91	269	269
Interest on junior subordinated debt	105	79	292	223
Total interest expense	$898	$616	$2,518	$1,726
Net interest income	$7,083	$6,420	$20,461	$18,661
Provision for loan losses	—	—	100	—
Net interest income after provision for loan losses	$7,083	$6,420	$20,361	$18,661
Noninterest Income
Service charges on deposit accounts	$818	$760	$2,364	$2,250
ATM and check card fees	540	516	1,614	1,544
Wealth management fees	423	359	1,239	1,061
Fees for other customer services	143	131	447	408
Income from bank owned life insurance	107	117	743	312
Net gains on securities available for sale	—	11	—	24
Net gains on sale of loans	39	54	63	121
Other operating income	108	69	408	216
Total noninterest income	$2,178	$2,017	$6,878	$5,936
Noninterest Expense
Salaries and employee benefits	$3,371	$3,221	$9,981	$9,585
Occupancy	387	379	1,174	1,094
Equipment	396	400	1,239	1,208
Marketing	123	138	393	410
Supplies	75	81	243	277
Legal and professional fees	229	216	643	658
ATM and check card expense	217	205	631	596
FDIC assessment	78	84	226	240
Bank franchise tax	118	111	351	325
Telecommunications expense	83	95	217	313
Data processing expense	168	153	500	455
Postage expense	42	62	145	197
Amortization expense	108	151	359	480
Other real estate owned expense (income), net	2	—	(20)	6
Net losses on disposal of premises and equipment	2	—	2	—
Other operating expense	551	511	1,596	1,419
Total noninterest expense	$5,950	$5,807	$17,680	$17,263
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Continued)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income before income taxes	$3,311	$2,630	$9,559	$7,334
Income tax expense	635	798	1,745	2,203
Net income	$2,676	$1,832	$7,814	$5,131
Earnings per common share
Basic	$0.54	$0.37	$1.58	$1.04
Diluted	$0.54	$0.37	$1.58	$1.04
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$2,676	$1,832	$7,814	$5,131
Other comprehensive (loss) income, net of tax,
Unrealized holding (losses) gains on available for sale securities, net of tax ($139) and ($76) for the three months and ($443) and $321 for the nine months ended September 30, 2018 and 2017, respectively	(521)	(150)	(1,667)	623
Reclassification adjustment for gains included in net income, net of tax $0 and ($4) for the three months and $0 and ($8) for the nine months ended September 30, 2018 and 2017, respectively	—	(7)	—	(16)
Pension liability adjustment, net of tax $0 and $0 for the three months and ($27) and $0 for the nine months ended September 30, 2018 and 2017, respectively	—	—	(99)	—
Total other comprehensive (loss) income	(521)	(157)	(1,766)	607
Total comprehensive income	$2,155	$1,675	$6,048	$5,738
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities
Net income	$7,814	$5,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,006	1,037
Amortization of core deposit intangibles	359	480
Amortization of debt issuance costs	13	13
Origination of loans held for sale	(3,804)	(7,298)
Proceeds from sale of loans held for sale	3,789	7,096
Net gains on sales of loans held for sale	(63)	(121)
Provision for loan losses	100	—
Net gains on securities available for sale	—	(24)
Net gains on sale of other real estate owned	(22)	—
Increase in cash value of bank owned life insurance	(274)	(304)
Accretion of discounts and amortization of premiums on securities, net	420	481
Accretion of premium on time deposits	(64)	(81)
Stock-based compensation	170	129
Excess tax benefits on stock-based compensation	(7)	(14)
Losses on disposal of premises and equipment	2	—
Deferred income tax expense (benefit)	72	(158)
Changes in assets and liabilities:
Increase in interest receivable	(222)	(140)
Decrease (increase) in other assets	1,384	(136)
Decrease in accrued expenses and other liabilities	(390)	(571)
Net cash provided by operating activities	$10,283	$5,520
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$11,264	$11,182
Proceeds from maturities, calls, and principal payments of securities held to maturity	3,828	3,863
Purchases of securities available for sale	(27,146)	(8,860)
Net purchase of restricted securities	(20)	(22)
Purchase of premises and equipment	(689)	(762)
Proceeds from sale of premises and equipment	15	—
Proceeds from sale of other real estate owned	416	—
Proceeds from cash value of bank owned life insurance	347	—
Net increase in loans	(18,313)	(28,660)
Net cash used in investing activities	$(30,298)	$(23,259)
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$4,952	$13,087
Net decrease in time deposits	(2,764)	(2,314)
Cash dividends paid on common stock, net of reinvestment	(697)	(484)
Repurchase of common stock	(24)	—
Net cash provided by financing activities	$1,467	$10,289
Decrease in cash and cash equivalents	$(18,548)	$(7,450)
Cash and Cash Equivalents
Beginning	$39,986	$41,092
Ending	$21,438	$33,642
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,557	$1,807
Income Taxes	$709	$2,577
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized (losses) gains on securities available for sale	$(2,110)	$920
Change in pension liability	$(126)	$—
Transfer from loans to other real estate owned	$68	$—
Issuance of common stock, dividend reinvestment plan	$46	$35
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2016	$—	$6,162	$7,093	$39,756	$(860)	$52,151
Net income	—	—	—	5,131	—	5,131
Other comprehensive income	—	—	—	—	607	607
Cash dividends on common stock ($0.105 per share)	—	—	—	(519)	—	(519)
Stock-based compensation	—	—	129	—	—	129
Issuance of 2,389 shares common stock, dividend reinvestment plan	—	3	32	—	—	35
Issuance of 13,264 shares common stock, stock incentive plan	—	16	(16)	—	—	—
Balance, September 30, 2017	$—	$6,181	$7,238	$44,368	$(253)	$57,534

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$—	$6,182	$7,260	$45,670	$(958)	$58,154
Net income	—	—	—	7,814	—	7,814
Other comprehensive loss	—	—	—	—	(1,766)	(1,766)
Cash dividends on common stock ($0.15 per share)	—	—	—	(743)	—	(743)
Stock-based compensation	—	—	170	—	—	170
Issuance of 2,351 shares common stock, dividend reinvestment plan	—	3	43	—	—	46
Issuance of 10,189 shares common stock, stock incentive plan	—	12	(12)	—	—	—
Repurchase of 1,317 shares of common stock, stock incentive plan	—	(1)	(23)	—	—	(24)
Balance, September 30, 2018	$—	$6,196	$7,438	$52,741	$(2,724)	$63,651
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2018 and December 31, 2017, the statements of income and comprehensive income for the three and nine months ended September 30, 2018 and 2017 and the cash flows and changes in shareholders’ equity for the nine months ended September 30, 2018 and 2017. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases.”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements.”) Among these amendments is the provision in

Notes to Consolidated Financial Statements (Unaudited)

ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The Company does not expect the adoption of ASU 2016-02 to have a material impact on its consolidated financial statements. The Company has analyzed its current lease commitments, along with reasonable assumptions to project lease activity in future periods, to measure the potential impact on net income and relevant capital and financial ratios.

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

Notes to Consolidated Financial Statements (Unaudited)

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.
Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$91,126	$14	$(3,097)	$88,043
Obligations of states and political subdivisions	15,071	25	(391)	14,705
Total securities available for sale	$106,197	$39	$(3,488)	$102,748
Securities held to maturity:
U.S. agency and mortgage-backed securities	$28,233	$—	$(1,208)	$27,025
Obligations of states and political subdivisions	14,506	7	(320)	14,193
Corporate debt securities	1,500	—	(11)	1,489
Total securities held to maturity	$44,239	$7	$(1,539)	$42,707
Total securities	$150,436	$46	$(5,027)	$145,455

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$76,074	$67	$(1,337)	$74,804
Obligations of states and political subdivisions	14,520	86	(155)	14,451
Total securities available for sale	$90,594	$153	$(1,492)	$89,255
Securities held to maturity:
U.S. agency and mortgage-backed securities	$32,149	$—	$(551)	$31,598
Obligations of states and political subdivisions	14,559	74	(45)	14,588
Corporate debt securities	1,500	16	—	1,516
Total securities held to maturity	$48,208	$90	$(596)	$47,702
Total securities	$138,802	$243	$(2,088)	$136,957

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2018 and December 31, 2017, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	September 30, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$55,198	$(1,315)	$31,743	$(1,782)	$86,941	$(3,097)
Obligations of states and political subdivisions	8,257	(147)	3,063	(244)	11,320	(391)
Total securities available for sale	$63,455	$(1,462)	$34,806	$(2,026)	$98,261	$(3,488)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$8,687	$(334)	$18,338	$(874)	$27,025	$(1,208)
Obligations of states and political subdivisions	12,452	(309)	338	(11)	12,790	(320)
Corporate debt securities	1,489	(11)	—	—	1,489	(11)
Total securities held to maturity	$22,628	$(654)	$18,676	$(885)	$41,304	$(1,539)
Total securities	$86,083	$(2,116)	$53,482	$(2,911)	$139,565	$(5,027)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$29,963	$(286)	$30,362	$(1,051)	$60,325	$(1,337)
Obligations of states and political subdivisions	4,469	(53)	1,961	(102)	6,430	(155)
Total securities available for sale	$34,432	$(339)	$32,323	$(1,153)	$66,755	$(1,492)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$18,301	$(205)	$13,297	$(346)	$31,598	$(551)
Obligations of states and political subdivisions	6,889	(45)	—	—	6,889	(45)
Total securities held to maturity	$25,190	$(250)	$13,297	$(346)	$38,487	$(596)
Total securities	$59,622	$(589)	$45,620	$(1,499)	$105,242	$(2,088)
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

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2018, there were eighty-six out of ninety U.S. agency and mortgage-backed securities, sixty-six out of eighty-one obligations of states and political subdivisions, and one corporate debt security in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.9 years at September 30, 2018. At December 31, 2017, there were sixty-eight out of eighty-two U.S. agency and mortgage-backed securities and thirty-nine out of eighty obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2017. The weighted-average re-pricing term of the portfolio was 4.7 years at December 31, 2017. The unrealized losses at September 30, 2018 in the U.S. agency and mortgage-backed securities portfolio, the obligations of states and political subdivisions portfolio, and the corporate debt securities portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at September 30, 2018 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,585	$1,596	$629	$630
Due after one year through five years	7,629	7,532	6,772	6,607
Due after five years through ten years	13,832	13,318	13,560	13,228
Due after ten years	83,151	80,302	23,278	22,242
	$106,197	$102,748	$44,239	$42,707
Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018, and no impairment has been recognized.

The composition of restricted securities at September 30, 2018 and December 31, 2017 was as follows (in thousands):

	September 30, 2018	December 31, 2017
Federal Home Loan Bank stock	$665	$645
Federal Reserve Bank stock	875	875
Community Bankers’ Bank stock	50	50
	$1,590	$1,570

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at September 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Real estate loans:
Construction and land development	$42,982	$35,927
Secured by 1-4 family residential	211,938	208,177
Other real estate loans	224,903	222,256
Commercial and industrial loans	42,861	38,763
Consumer and other loans	17,137	17,078
Total loans	$539,821	$522,201
Allowance for loan losses	(4,801)	(5,326)
Loans, net	$535,020	$516,875

Net deferred loan fees included in the above loan categories were $301 thousand at September 30, 2018 and December 31, 2017, respectively. Consumer and other loans included $249 thousand and $232 thousand of demand deposit overdrafts at September 30, 2018 and December 31, 2017, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$38	$254	$428	$720	$42,262	$42,982	$343	$86
Secured by 1-4 family residential	1,228	66	464	1,758	210,180	211,938	438	113
Other real estate loans	148	1,800	223	2,171	222,732	224,903	1,760	—
Commercial and industrial	483	225	53	761	42,100	42,861	197	53
Consumer and other loans	76	123	9	208	16,929	17,137	—	9
Total	$1,973	$2,468	$1,177	$5,618	$534,203	$539,821	$2,738	$261

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$986	$30	$40	$1,056	$34,871	$35,927	$269	$40
Secured by 1-4 family residential	606	203	148	957	207,220	208,177	267	106
Other real estate loans	2,042	170	10	2,222	220,034	222,256	401	10
Commercial and industrial	184	25	—	209	38,554	38,763	—	—
Consumer and other loans	51	49	27	127	16,951	17,078	—	27
Total	$3,869	$477	$225	$4,571	$517,630	$522,201	$937	$183

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
Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$41,818	$481	$683	$—	$42,982
Secured by 1-4 family residential	210,150	1,079	709	—	211,938
Other real estate loans	221,476	1,135	2,292	—	224,903
Commercial and industrial	42,567	23	271	—	42,861
Consumer and other loans	17,137	—	—	—	17,137
Total	$533,148	$2,718	$3,955	$—	$539,821

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$31,553	$2,268	$2,106	$—	$35,927
Secured by 1-4 family residential	204,166	1,933	2,078	—	208,177
Other real estate loans	215,773	971	5,512	—	222,256
Commercial and industrial	38,606	53	104	—	38,763
Consumer and other loans	17,078	—	—	—	17,078
Total	$507,176	$5,225	$9,800	$—	$522,201

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Loan Losses

The following tables present, as of September 30, 2018, December 31, 2017 and September 30, 2017, the total allowance for loan losses, the allowance by impairment methodology, and loans by impairment methodology (in thousands):

	September 30, 2018
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2017	$414	$775	$2,948	$418	$771	$5,326
Charge-offs	—	(56)	—	(8)	(731)	(795)
Recoveries	—	11	1	6	152	170
Provision for (recovery of) loan losses	128	(5)	(677)	26	628	100
Ending Balance, September 30, 2018	$542	$725	$2,272	$442	$820	$4,801
Ending Balance:
Individually evaluated for impairment	87	20	—	—	—	107
Collectively evaluated for impairment	455	705	2,272	442	820	4,694
Loans:
Ending Balance	$42,982	$211,938	$224,903	$42,861	$17,137	$539,821
Individually evaluated for impairment	343	438	2,029	197	—	3,007
Collectively evaluated for impairment	42,639	211,500	222,874	42,664	17,137	536,814

	December 31, 2017
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2016	$441	$1,019	$3,142	$380	$339	$5,321
Charge-offs	—	(126)	—	—	(607)	(733)
Recoveries	11	302	50	10	265	638
Provision for (recovery of) loan losses	(38)	(420)	(244)	28	774	100
Ending Balance, December 31, 2017	$414	$775	$2,948	$418	$771	$5,326
Ending Balance:
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	414	775	2,948	418	771	5,326
Loans:
Ending Balance	$35,927	$208,177	$222,256	$38,763	$17,078	$522,201
Individually evaluated for impairment	1,150	1,307	1,289	65	—	3,811
Collectively evaluated for impairment	34,777	206,870	220,967	38,698	17,078	518,390

Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2017
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2016	$441	$1,019	$3,142	$380	$339	$5,321
Charge-offs	—	(125)	—	—	(385)	(510)
Recoveries	11	290	50	8	131	490
Provision for (recovery of) loan losses	(17)	(422)	(232)	(1)	672	—
Ending Balance, September 30, 2017	$435	$762	$2,960	$387	$757	$5,301
Ending Balance:
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	435	762	2,960	387	757	5,301
Loans:
Ending Balance	$37,182	$203,896	$222,154	$34,447	$17,028	$514,707
Individually evaluated for impairment	1,959	1,654	1,319	63	—	4,995
Collectively evaluated for impairment	35,223	202,242	220,835	34,384	17,028	509,712

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans and the related allowance at September 30, 2018, December 31, 2017 and September 30, 2017, were as follows (in thousands):

	September 30, 2018
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$343	$—	$343	$343	$87	$900	$12
Secured by 1-4 family	511	287	151	438	20	1,172	5
Other real estate loans	2,069	2,029	—	2,029	—	1,433	37
Commercial and industrial	200	197	—	197	—	129	—
Total	$3,123	$2,513	$494	$3,007	$107	$3,634	$54

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$1,627	$1,150	$—	$1,150	$—	$1,814	$63
Secured by 1-4 family	1,387	1,307	—	1,307	—	1,637	64
Other real estate loans	1,483	1,289	—	1,289	—	1,137	95
Commercial and industrial	78	65	—	65	—	68	10
Total	$4,575	$3,811	$—	$3,811	$—	$4,656	$232

	September 30, 2017
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$2,429	$1,959	$—	$1,959	$—	$1,904	$40
Secured by 1-4 family	1,808	1,654	—	1,654	—	1,697	47
Other real estate loans	1,512	1,319	—	1,319	—	1,084	68
Commercial and industrial	82	63	—	63	—	70	4
Total	$5,831	$4,995	$—	$4,995	$—	$4,755	$159

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

As of September 30, 2018, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $466 thousand. At September 30, 2018, $269 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $333 thousand in TDRs at December 31, 2017, $282 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions

Notes to Consolidated Financial Statements (Unaudited)

intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There was one loan secured by 1-4 family residential real estate classified as a TDR during the three and nine month periods ended September 30, 2018 because the loan was renewed with an interest rate considered to be below the market rate. The TDR described above increased the allowance for loan losses by $19 thousand at September 30, 2018. There were no loans modified under TDRs during the three and nine month periods ended September 30, 2017.
For the three and nine months ended September 30, 2018 and 2017, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.
Note 5. Other Real Estate Owned (OREO)

Changes in the balance for OREO are as follows (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2018	December 31, 2017
Balance at the beginning of year, gross	$326	$250
Transfers in	68	326
Charge-offs	—	—
Sales proceeds	(416)	(441)
Gain on disposition	22	191
Balance at the end of period, gross	$—	$326
Less: valuation allowance	—	—
Balance at the end of period, net	$—	$326
There were no residential real estate properties included in the ending OREO balances above at September 30, 2018 and December 31, 2017. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2018.

Net expenses applicable to OREO, other than the provision for losses, were $2 thousand and $6 thousand for the nine months ended September 30, 2018 and 2017, respectively, and $5 thousand for the year ended December 31, 2017.

Note 6. Other Borrowings

The Bank had unused lines of credit totaling $130.4 million and $134.1 million available with non-affiliated banks at September 30, 2018 and December 31, 2017, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $77.6 million at September 30, 2018. The Bank had collateral pledged on the borrowing line at September 30, 2018 and December 31, 2017 including real estate loans totaling $112.8 million and $117.7 million, respectively, and Federal Home Loan Bank stock with a book value of $665 thousand and $645 thousand, respectively. The Bank did not have borrowings from the FHLB at September 30, 2018 and December 31, 2017.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of September 30, 2018 and December 31, 2017, that the Bank met all capital adequacy requirements to which it is subject.
As of September 30, 2018, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
A comparison of the capital of the Bank at September 30, 2018 and December 31, 2017 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Total Capital (to Risk-Weighted Assets)	$72,807	13.25%	$43,943	8.00%	$54,929	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$68,006	12.38%	$32,957	6.00%	$43,943	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$68,006	12.38%	$24,718	4.50%	$35,704	6.50%
Tier 1 Capital (to Average Assets)	$68,006	9.07%	$30,005	4.00%	$37,507	5.00%
December 31, 2017
Total Capital (to Risk-Weighted Assets)	$67,624	13.12%	$41,239	8.00%	$51,548	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$62,298	12.09%	$30,929	6.00%	$41,239	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$62,298	12.09%	$23,197	4.50%	$33,506	6.50%
Tier 1 Capital (to Average Assets)	$62,298	8.46%	$29,457	4.00%	$36,821	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. The buffer began applying to the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%. Accordingly, the Bank was required to maintain a capital conservation buffer of 1.875% and 1.25% at September 30, 2018 and December 31, 2017, respectively. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of September 30, 2018 and December 31, 2017, the capital conservation buffer of the Bank was 5.25% and 5.12%, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note qualifies as Tier 2 capital for regulatory capital purposes and at September 30, 2018, the total amount of subordinated debt issued was included in the Company’s Tier 2 capital. Unamortized debt issuance costs related to the Note were $39 thousand and $52 thousand at September 30, 2018 and December 31, 2017, respectively.
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
Note 9. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2018 and December 31, 2017 was 4.93% and 4.20%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.
On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2018 and December 31, 2017 was 3.94% and 2.94%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.
While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the junior subordinated debt may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total junior subordinated debt. The portion of the junior subordinated debt not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2018 and December 31, 2017, the total amount of junior subordinated debt issued by the Trusts was included in the Company’s Tier 1 capital.

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
Components of the net periodic benefit cost of the plan for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest cost	$—	$21	—	62
Expected return on plan assets	—	(9)	—	(27)
Net periodic benefit cost	$—	$12	$—	$35
The Company previously disclosed in its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017, that it made a contribution of $205 thousand upon the final distribution of plan assets on March 8, 2018.
As of September 30, 2018, the Company maintained a 401(k) plan and an employee stock ownership plan (ESOP) for eligible employees. On September 14, 2016, the ESOP was amended to freeze the plan to new participants and to cease all contributions, effective December 31, 2016. The amendment also directed matching contributions and certain other retirement contributions made by the Company to the 401(k) plan. On December 31, 2017, the ESOP was amended to be terminated and the Internal Revenue Service approved the termination on May 3, 2018. The ESOP continued to be invested in Company stock and such other assets as permitted under the ESOP and Trust Agreement for the benefit of participants and their beneficiaries at September 30, 2018. The Company distributed all assets of the ESOP to participants or beneficiaries on October 10, 2018.
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

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
(Numerator):
Net income	$2,676	$1,832	$7,814	$5,131
(Denominator):
Weighted average shares outstanding – basic	4,955,162	4,943,301	4,952,351	4,939,905
Potentially dilutive common shares – restricted stock units	3,000	2,827	2,604	2,284
Weighted average shares outstanding – diluted	4,958,162	4,946,128	4,954,955	4,942,189
Income per common share
Basic	$0.54	$0.37	$1.58	$1.04
Diluted	$0.54	$0.37	$1.58	$1.04
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

Notes to Consolidated Financial Statements (Unaudited)

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
The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands).

		Fair Value Measurements at September 30, 2018
Description	Balance as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$88,043	$—	$88,043	$—
Obligations of states and political subdivisions	14,705	—	14,705	—
	$102,748	$—	$102,748	$—

		Fair Value Measurements at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$74,804	$—	$74,804	$—
Obligations of states and political subdivisions	14,451	—	14,451	—
	$89,255	$—	$89,255	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine months ended September 30, 2018 and the year ended December 31, 2017.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at September 30, 2018
Description	Balance as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$387	$—	$—	$387

		Fair Value Measurements at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$326	$—	$—	$326

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Impaired loans, net	$387	Property appraisals	Selling cost	10%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Other real estate owned	$326	Contract price	Selling cost	7%
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

Notes to Consolidated Financial Statements (Unaudited)

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017 are as follows (in thousands):

		Fair Value Measurements at September 30, 2018 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$21,438	$21,438	$—	$—	$21,438
Securities available for sale	102,748	—	102,748	—	102,748
Securities held to maturity	44,239	—	41,218	1,489	42,707
Restricted securities	1,590	—	1,590	—	1,590
Loans held for sale	516	—	516	—	516
Loans, net (1)	535,020	—	—	529,759	529,759
Bank owned life insurance	13,894	—	13,894	—	13,894
Accrued interest receivable	2,138	—	2,138	—	2,138
Financial Liabilities
Deposits	$667,104	$—	$547,281	$117,005	$664,286
Subordinated debt	4,961	—	—	4,802	4,802
Junior subordinated debt	9,279	—	—	9,603	9,603
Accrued interest payable	123	—	123	—	123

		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$39,986	$39,986	$—	$—	$39,986
Securities available for sale	89,255	—	89,255	—	89,255
Securities held to maturity	48,208	—	46,186	1,516	47,702
Restricted securities	1,570	—	1,570	—	1,570
Loans held for sale	438	—	438	—	438
Loans, net (1)	516,875	—	—	514,013	514,013
Bank owned life insurance	13,967	—	13,967	—	13,967
Accrued interest receivable	1,916	—	1,916	—	1,916
Financial Liabilities
Deposits	$664,980	$—	$542,329	$120,834	$663,163
Subordinated debt	4,948	—	—	5,004	5,004
Junior subordinated debt	9,279	—	—	9,653	9,653
Accrued interest payable	98	—	98	—	98

(1)
In accordance with the prospective adoption of ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," the fair value of loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

During the third quarter of 2018, the Company granted and issued 2,850 shares of common stock to members of the Board of Directors for their dedicated service and support. Compensation expense related to stock awards totaled $62 thousand and $72 thousand for the nine months ended September 30, 2018 and 2017, respectively.
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
	September 30, 2018
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	5,662	$11.76
Granted	8,989	18.50
Vested	(7,339)	13.90
Forfeited	(24)	15.20
Unvested, end of period	7,288	$17.91

At September 30, 2018, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $83 thousand. This expense is expected to be recognized through 2020. Compensation expense related to restricted stock unit awards recognized for the nine months ended September 30, 2018 and 2017 totaled $108 thousand and $57 thousand, respectively.
Note 14. Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(860)	$—	$(860)
Unrealized holding gains (net of tax, $321)	623	—	623
Reclassification adjustment (net of tax, ($8))	(16)	—	(16)
Change during period	607	—	607
Balance at September 30, 2017	$(253)	$—	$(253)
Balance at December 31, 2017	$(1,057)	$99	$(958)
Unrealized holding losses (net of tax, ($443))	(1,667)	—	(1,667)
Pension liability adjustment (net of tax, ($27))	—	(99)	(99)
Change during period	(1,667)	(99)	(1,766)
Balance at September 30, 2018	$(2,724)	$—	$(2,724)

Notes to Consolidated Financial Statements (Unaudited)

The following tables present information related to reclassifications from accumulated other comprehensive loss for the three and nine month periods ended September 30, 2018 and 2017 (in thousands).

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended
	September 30, 2018	September 30, 2017
Securities available for sale:
Net securities gains reclassified into earnings	$—	$(11)	Net gains on securities available for sale
Related income tax expense	—	4	Income tax expense
Total reclassifications	$—	$(7)	Net of tax

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	Nine Months Ended
	September 30, 2018	September 30, 2017
Securities available for sale:
Net securities gains reclassified into earnings	$—	$(24)	Net gains on securities available for sale
Related income tax expense	—	8	Income tax expense
Total reclassifications	$—	$(16)	Net of tax

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
Because of these and other uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at September 30, 2018 and statements of income of the Company for the three and nine month periods ended September 30, 2018 and 2017 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2017. The statements of income for the three and nine month periods ended September 30, 2018 may not be indicative of the results to be achieved for the year.

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

The Bank’s products and services are delivered through 15 bank branch offices located throughout the Shenandoah Valley and central regions of Virginia, a loan production office, and a customer service center in a retirement village. The branch offices are comprised of 14 full service retail banking offices and one drive-thru express banking office. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2017. The Bank entered a new market in the central region of Virginia by opening a branch office in the city of Richmond during the fourth quarter of 2017. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.

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
Primary expense categories are salaries and employee benefits, which comprised 56% of noninterest expenses for the nine month period ended September 30, 2018, followed by occupancy and equipment expense, which comprised 14% of noninterest expenses. Historically, the provision for loan losses has also been a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for loan losses.

Quarterly Financial Performance

Net income increased by $844 thousand to $2.7 million, or $0.54 per basic and diluted share, for the three months ended September 30, 2018, compared to $1.8 million, or $0.37 per basic and diluted share, for the same period in 2017. Return on average assets was 1.41% and return on average equity was 16.89% for the third quarter of 2018, compared to 1.00% and 12.78%, respectively, for the same period in 2017.

The $844 thousand increase in net income for the three month period ended September 30, 2018 resulted primarily from a $663 thousand, or 10%, increase in net interest income, a $161 thousand, or 8%, increase in noninterest income, and a $163 thousand, or 20%, decrease in income tax expense, compared to the same period of 2017. These favorable variances were partially offset by a $143 thousand, or 2%, increase in noninterest expenses.

Net interest income increased from a higher net interest margin and from higher average earning asset balances. Average earning asset balances increased 3%, and the net interest margin increased 23 basis points to 4.02% for the third quarter of 2018, compared to 3.79% for the same period in 2017. Noninterest income increased primarily from higher service charges on deposit accounts, ATM and check card fees, wealth management revenue, and other operating income. Noninterest expense increased primarily from higher salaries and employee benefits expense and higher other operating expense. For a more detailed discussion of the Company's quarterly performance, see "Net Interest Income," "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Based on management's analysis and the supporting allowance for loan loss calculation, a provision for loan losses was not required during the third quarter of 2018 or 2017. For a more detailed discussion of the provision for loan losses, see “Provision for Loan Losses” below.

Year-to-Date Financial Performance

Net income increased by $2.7 million to $7.8 million, or $1.58 per basic and diluted share, for the nine months ended September 30, 2018, compared to $5.1 million, or $1.04 per basic and diluted share, for the same period in 2017. Return on average assets was 1.38% and return on average equity was 17.17% for the nine months ended September 30, 2018, compared to 0.95% and 12.47%, respectively, for the same period in 2017.

The $2.7 million increase in net income for the nine month period ended September 30, 2018 resulted primarily from a $1.8 million, or 10%, increase in net interest income, a $942 thousand, or 16%, increase in noninterest income, and a $458 thousand, or 21%, decrease in income tax expense, compared to the same period of 2017. These favorable variances were partially offset by a $417 thousand, or 2%, increase in noninterest expenses.

Net interest income increased from a higher net interest margin and from higher average earning asset balances. Average earning asset balances increased 5%, and the net interest margin increased 15 basis points to 3.89% for the nine months ended September 30, 2018, compared to 3.74% for the same period in 2017. Noninterest income increased primarily from higher service charges on deposit accounts, higher ATM and check card fees, higher wealth management revenue, higher income from bank owned life insurance, and higher other operating income. Noninterest expense increased primarily from higher salaries and employee benefits expense, higher occupancy expense, and higher other operating expense. For a more detailed discussion of the Company's year-to-date performance, see "Net Interest Income," "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Based on management's analysis and the supporting allowance for loan loss calculation, a provision for loan losses of $100 thousand was recorded during the nine month period ended September 30, 2018. A provision for loan losses was not required during the nine month period ended September 30, 2017. For a more detailed discussion of the provision for loan losses, see “Provision for Loan Losses” below.

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

	Efficiency Ratio
	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Noninterest expense	$5,950	$5,807	$17,680	$17,263
Add/(Subtract): other real estate owned (expense)/income, net	(2)	—	20	(6)
Subtract: amortization of intangibles	(108)	(151)	(359)	(480)
Subtract: losses on disposal of premises and equipment, net	(2)	—	(2)	—
	$5,838	$5,656	$17,339	$16,777
Tax-equivalent net interest income	$7,136	$6,514	$20,615	$18,940
Noninterest income	2,178	2,017	6,878	5,936
Subtract: securities gains, net	—	(11)	—	(24)
	$9,314	$8,520	$27,493	$24,852
Efficiency ratio	62.68%	66.38%	63.07%	67.51%
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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
GAAP measures:
Interest income – loans	$6,917	$6,138	$19,768	$17,717
Interest income – investments and other	1,064	898	3,211	2,670
Interest expense – deposits	(702)	(446)	(1,957)	(1,234)
Interest expense – subordinated debt	(91)	(91)	(269)	(269)
Interest expense – junior subordinated debt	(105)	(79)	(292)	(223)
Total net interest income	$7,083	$6,420	$20,461	$18,661
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$12	$18	$33	$55
Tax benefit realized on non-taxable interest income – municipal securities	41	76	121	224
Total tax benefit realized on non-taxable interest income	$53	$94	$154	$279
Total tax-equivalent net interest income	$7,136	$6,514	$20,615	$18,940

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
In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At September 30, 2018, commitments to extend credit, stand-by letters of credit, and rate lock commitments totaled $111.4 million.

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

Net Interest Income

For the three months ended September 30, 2018, net interest income increased $663 thousand, or 10%, to $7.1 million for the quarter ended September 30, 2018, compared to $6.4 million for the third quarter of 2017. The increase resulted from a higher net interest margin and higher average earning asset balances. Average earning asset balances increased 3%, and the net interest margin increased 23 basis points to 4.02% for the quarter ended September 30, 2018, compared to 3.79% for the same period in

2017. The increase in the net interest margin resulted from a 38 basis point increase in the yield on total earning assets, which was partially offset by a 15 basis point increase in interest expense as a percent of average earning assets.

The higher yield on earning assets was attributable to an increase in yields on loans, securities, and interest-bearing deposits in banks, which all benefited from increases in market rates. The 33 basis point increase in the yield on loans had the largest impact on the increase in the yield on earning assets, when comparing the periods. The increase in net interest income included $192 thousand of interest income on loans, which resulted from full repayment of certain loans that accelerated recognition of deferred interest income during the third quarter of 2018. The recognition of deferred interest income also had a positive impact on the net interest margin for the three month period ended September 30, 2018.

The increase in interest expense as a percent of average earning assets was primarily attributable to higher interest rates paid on interest-bearing deposits, which was impacted by higher short-term market rates and competition for deposits. The cost of interest-bearing checking accounts and money market accounts had the largest impact as their costs increased by 27 basis points and 49 basis points, respectively, when comparing the periods.

For the nine months ended September 30, 2018, net interest income increased $1.8 million, or 10%, to $20.5 million, compared to $18.7 million for the same period in 2017. The increase resulted from a higher net interest margin and higher average earning asset balances. Average earning asset balances increased 5%, and the net interest margin increased 15 basis points to 3.89% for the nine months ended September 30, 2018, compared to 3.74% for the same period in 2017. The increase in the net interest margin resulted from a 29 basis point increase in the yield on total earning assets, which was partially offset by a 14 basis point increase in interest expense as a percent of average earning assets.

The higher yield on earning assets was attributable to an increase in yields on loans, securities, and interest-bearing deposits in banks, which all benefited from increases in market rates. The 28 basis point increase in the yield on loans had the largest impact on the increase in the yield on earning assets, when comparing the periods. The increase in net interest income included $192 thousand of interest income on loans, which resulted from full repayment of certain loans that accelerated recognition of deferred interest income during the third quarter of 2018. The recognition of deferred interest income also had a positive impact on the net interest margin for the nine month period ended September 30, 2018.

The increase in interest expense as a percent of average earning assets was primarily attributable to higher interest rates paid on interest-bearing deposits, which was impacted by higher short-term market rates and competition for deposits. The cost of interest-bearing checking accounts and money market accounts had the largest impact as their costs increased by 22 basis points and 51 basis points, respectively, when comparing the periods.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):
Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$123,878	$797	2.55%	$118,819	$637	2.13%
Tax-exempt (1)	26,415	197	2.97%	25,642	224	3.46%
Restricted	1,590	23	5.84%	1,570	21	5.31%
Total securities	$151,883	$1,017	2.66%	$146,031	$882	2.40%
Loans: (2)
Taxable	$531,234	$6,875	5.13%	$503,625	$6,103	4.81%
Tax-exempt (1)	4,749	54	4.52%	4,906	53	4.22%
Total loans	$535,983	$6,929	5.13%	$508,531	$6,156	4.80%
Federal funds sold	—	—	—%	1	—	1.28%
Interest-bearing deposits with other institutions	16,028	88	2.18%	27,237	92	1.34%
Total earning assets	$703,894	$8,034	4.53%	$681,800	$7,130	4.15%
Less: allowance for loan losses	(4,934)			(5,459)
Total non-earning assets	51,659			53,310
Total assets	$750,619			$729,651
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$156,170	$281	0.71%	$165,274	$184	0.44%
Regular savings	122,573	23	0.07%	127,672	25	0.08%
Money market accounts	86,852	176	0.80%	63,108	49	0.31%
Time deposits:
$100,000 and over	48,487	127	1.04%	43,418	88	0.80%
Under $100,000	72,186	95	0.52%	79,566	100	0.50%
Brokered	307	—	0.10%	550	—	0.10%
Total interest-bearing deposits	$486,575	$702	0.57%	$479,588	$446	0.37%
Subordinated debt	4,959	91	7.25%	4,941	91	7.28%
Junior subordinated debt	9,279	105	4.51%	9,279	79	3.38%
Total interest-bearing liabilities	$500,813	$898	0.71%	$493,808	$616	0.50%
Non-interest bearing liabilities
Demand deposits	185,608			175,249
Other liabilities	1,316			3,737
Total liabilities	$687,737			$672,794
Shareholders’ equity	62,882			56,857
Total liabilities and Shareholders’ equity	$750,619			$729,651
Net interest income		$7,136			$6,514
Interest rate spread			3.82%			3.65%
Cost of funds			0.52%			0.37%
Interest expense as a percent of average earning assets			0.51%			0.36%
Net interest margin			4.02%			3.79%

(1)
Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21% for 2018 and 34% for 2017. The tax-equivalent adjustment was $53 thousand and $94 thousand for the three months ended September 30, 2018 and 2017, respectively.

(2)	Loans placed on a non-accrual status are reflected in the balances.

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$119,197	$2,253	2.53%	$119,191	$1,933	2.17%
Tax-exempt (1)	26,014	578	2.97%	24,999	660	3.53%
Restricted	1,584	67	5.68%	1,563	62	5.31%
Total securities	$146,795	$2,898	2.64%	$145,753	$2,655	2.44%
Loans: (2)
Taxable	$521,662	$19,645	5.03%	$495,120	$17,611	4.76%
Tax-exempt (1)	4,789	156	4.37%	5,060	161	4.23%
Total loans	$526,451	$19,801	5.03%	$500,180	$17,772	4.75%
Interest-bearing deposits with other institutions	34,752	434	1.67%	31,159	239	1.03%
Total earning assets	$707,998	$23,133	4.37%	$677,092	$20,666	4.08%
Less: allowance for loan losses	(5,141)			(5,413)
Total non-earning assets	51,999			53,427
Total assets	$754,856			$725,106
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$158,828	$753	0.63%	$164,059	$500	0.41%
Regular savings	124,080	70	0.08%	128,530	76	0.08%
Money market accounts	86,992	488	0.75%	61,489	111	0.24%
Time deposits:
$100,000 and over	48,591	357	0.98%	43,732	254	0.78%
Under $100,000	74,103	288	0.52%	81,141	291	0.48%
Brokered	472	1	0.34%	572	2	0.37%
Total interest-bearing deposits	$493,066	$1,957	0.53%	$479,523	$1,234	0.34%
Federal funds purchased	2	—	2.16%	1	—	1.20%
Subordinated debt	4,954	269	7.26%	4,937	269	7.28%
Junior subordinated debt	9,279	292	4.21%	9,279	223	3.21%
Total interest-bearing liabilities	$507,301	$2,518	0.66%	$493,740	$1,726	0.47%
Non-interest bearing liabilities
Demand deposits	185,330			172,443
Other liabilities	1,377			3,894
Total liabilities	$694,008			$670,077
Shareholders’ equity	60,848			55,029
Total liabilities and Shareholders’ equity	$754,856			$725,106
Net interest income		$20,615			$18,940
Interest rate spread			3.71%			3.61%
Cost of funds			0.49%			0.35%
Interest expense as a percent of average earning assets			0.48%			0.34%
Net interest margin			3.89%			3.74%

(1)
Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21% for 2018 and 34% for 2017. The tax-equivalent adjustment was $154 thousand and $279 thousand for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Loans placed on a non-accrual status are reflected in the balances.

Provision for Loan Losses

The Bank did not record a provision for loan losses during the third quarter of 2018 or 2017, which resulted in a total allowance for loan losses of $4.8 million, or 0.89% of total loans, at September 30, 2018. This compared to an allowance for loan losses of $5.3 million, or 1.03% of total loans, at September 30, 2017. The allowance for loan losses was $5.3 million, or 1.02% of total loans, at December 31, 2017.

For the quarter ended September 30, 2018, the Bank did not record a provision for loan losses as net charge-offs on loans and an increase in the specific reserve component of the allowance for loan losses were offset by a decrease in the general reserve component. Net charge-offs totaled $238 thousand for the third quarter of 2018, compared to $143 thousand of net charge-offs for the same period of 2017. The specific reserve increased $107 thousand during the third quarter, primarily from the addition of newly identified impaired loans for which specific reserves were calculated. The general reserve decreased primarily from improvements in both the historical loss rate of the loan portfolio and the qualitative adjustment factors. Improvements in qualitative adjustment factors resulted from improved asset quality in the construction and land development, 1-4 family residential, and other real estate loan classes, as evidenced by lower substandard loan and past due amounts in these respective classes.

A provision for loan losses was not recorded during the third quarter of 2017 as net charge-offs on loans were offset by decreases in the general and specific reserve components of the allowance for loan losses.

For the nine months ended September 30, 2018, the Bank recorded a provision for loan losses of $100 thousand as net charge-offs on loans and an increase in the specific reserve component of the allowance for loan losses were only partially offset by a decrease in the general reserve component. Net charge-offs totaled $625 thousand for the first nine months of 2018, compared to $20 thousand of net charge-offs for the same period of 2017. The increase in net charge-offs during the first nine months of 2018 was comprised primarily of $579 thousand of net charge-offs on consumer loans. The specific reserve increased $107 thousand during the period, primarily from the addition of newly identified impaired loans for which specific reserves were calculated. The general reserve decreased primarily from improvements in both the historical loss rate of the loan portfolio and the qualitative adjustment factors. Improvements in qualitative adjustment factors resulted from improved asset quality in the construction and land development, 1-4 family residential, and other real estate loan classes, as evidenced by lower substandard and past due loan amounts in these respective classes, and improved economic conditions.

The Bank did not record a provision for loan losses for the nine month period ended September 30, 2017 as an increase in the general reserve component of the allowance for loan losses was offset by a decrease in the specific reserve component. The increase in the general reserve resulted primarily from the impact of loan growth during the first nine months of 2017. The impact of loan growth on the general reserve was partially offset by improvements in the qualitative adjustment factors. Improvements in qualitative adjustment factors resulted from improved asset quality in the 1-4 family residential, other real estate, and commercial and industrial loan classes and improved economic conditions. The specific reserve component decreased primarily from the Bank's decision to partially charge-off certain loans included in the specific reserve calculation.

Noninterest Income

Noninterest income increased $161 thousand, or 8%, to $2.2 million for the three months ended September 30, 2018, compared to $2.0 million for the same period in 2017. The increase in noninterest income was primarily attributable to a $58 thousand, or 8%, increase in service charges on deposit accounts, a $64 thousand, or 18%, increase in wealth management fees, when comparing the periods. The increase in service charges on deposit accounts was a result of higher overdraft revenue. The increase in wealth management fees resulted primarily from higher balances of assets under management during the third quarter of 2018 compared to the same period one year ago.

For the nine months ended September 30, 2018, noninterest income increased $942 thousand, or 16%, to $6.9 million, compared to $5.9 million for the same period in 2017. The increase in noninterest income was primarily attributable to a $178 thousand, or 17%, increase in wealth management fees, a $431 thousand increase in income from bank owned life insurance, and a $192 thousand increase in other operating income, when comparing the periods. The increase in wealth management fees resulted primarily from higher balances of assets under management during the first nine months of 2018 compared to the same period one year ago. The increase in income from bank owned life insurance resulted from $469 thousand of life insurance benefits recorded during the first quarter of 2018 due to the death of an employee. The increase in other operating income was primarily attributable to the termination of the pension plan and the subsequent distribution of plan assets, which resulted in a one-time increase in other operating income of $126 thousand.

Noninterest Expense

Noninterest expense increased $143 thousand, or 2%, to $6.0 million for the quarter ended September 30, 2018, compared to $5.8 million for the same period in 2017. The increase in noninterest expense was primarily attributable to a $150 thousand, or 5%, increase in salaries and employee benefits and a $40 thousand, or 8%, increase in other operating expense, when comparing the periods. These increases were partially offset by a $43 thousand, or 28%, decrease in amortization expense. The increases in salaries and employee benefits resulted primarily from the Company's expansion into the Richmond, Virginia market during the fourth quarter of 2017. Amortization expense continued to decrease as a result of the accelerated amortization method of core deposit intangibles.
For the nine months ended September 30, 2018, noninterest expense increased $417 thousand, or 2%, to $17.7 million, compared to $17.3 million for the same period in 2017. The increase in noninterest expense was primarily attributable to a $396 thousand, or 4%, increase in salaries and employee benefits, an $80 thousand, or 7%, increase in occupancy expense, and a $177 thousand, or 12%, increase in other operating expense, when comparing the periods. These increases were partially offset by a $96 thousand, or 31%, decrease in telecommunications expense and a $121 thousand, or 25%, decrease in amortization expense. The increases in salaries and employee benefits and occupancy expense resulted primarily from the Company's expansion into the Richmond, Virginia market. The increase in other operating expense was impacted by a $50 thousand death benefit payment to the beneficiary in relation to the life insurance benefits discussed in "Noninterest Income" above. Telecommunications expense decreased as a result of a refund of over-billed services in prior periods and amortization expense decreased due to the accelerated amortization method of core deposit intangibles.

Income Taxes

Income tax expense decreased by $163 thousand, or 20%, for the third quarter of 2018 and decreased by $458 thousand, or 21%, for the nine months ended September 30, 2018, compared to the same periods one year ago. The decreases in income tax expense resulted from the new 21% federal corporate tax rate established by the Tax Cuts and Jobs Act enacted in December 2017.

The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and nine month periods ended September 30, 2018 and 2017. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Financial Condition

General

Total assets increased by $7.3 million to $746.5 million at September 30, 2018 compared to $739.1 million at December 31, 2017. The increase was primarily attributable to an $18.1 million increase in net loans and a $9.5 million increase in securities, which were partially offset by an $18.6 million decrease in interest-bearing deposits in banks.
At September 30, 2018, total liabilities increased by $1.8 million to $682.8 million compared to $681.0 million at December 31, 2017. The increase was primarily attributable to a $2.1 million increase in total deposits. Noninterest-bearing demand deposits increased $5.4 million and were partially offset by decreases in savings and interest-bearing deposits and time deposits of $429 thousand and $2.8 million, respectively.
Total shareholders' equity increased by $5.5 million to $63.7 million at September 30, 2018 compared to $58.2 million at December 31, 2017. The Company's capital ratios continue to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans, net of the allowance for loan losses, increased $18.1 million to $535.0 million at September 30, 2018, compared to $516.9 million at December 31, 2017. Growth of the loan portfolio was led by construction and land development loans with balances that increased by $7.1 million during the first nine months of 2018, followed by commercial and industrial loans and residential real estate loans with balances that increased by $4.1 million and $3.8 million, respectively.
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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $261 thousand at September 30, 2018, compared to $183 thousand at December 31, 2017. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.
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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $3.0 million and $3.8 million at September 30, 2018 and December 31, 2017, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $466 thousand and $333 thousand in loans classified as TDRs as of September 30, 2018 and December 31, 2017, respectively.

Asset Quality

Management classifies non-performing assets as non-accrual loans and other real estate owned (OREO). OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank did not have any assets classified as OREO at September 30, 2018. The Bank’s OREO totaled $326 thousand at December 31, 2017. There was not a valuation allowance for other real estate owned at December 31, 2017.

Non-performing assets totaled $2.7 million at September 30, 2018 and $1.3 million at December 31, 2017, representing 0.37% and 0.17% of total assets, respectively. Non-performing assets consisted only of $2.7 million in non-accrual loans at September 30, 2018 . This compares to $937 thousand in non-accrual loans and $326 thousand in OREO at December 31, 2017.
At September 30, 2018, 64% of non-performing assets related to commercial real estate loans, 16% related to residential real estate loans, 13% related to construction and land development loans, and 7% related to commercial and industrial loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $1.2 million and $8.9 million at September 30, 2018 and December 31, 2017, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing our customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing totaled $261 thousand at September 30, 2018, which was comprised of three loans expected to pay all principal and interest amounts contractually due to the Bank and one purchased consumer loan. Consumer loans purchased at origination are charged-off when they are greater than 120 days past due. Loans that were greater than 90 days past due and still accruing totaled $183 thousand at December 31, 2017.
The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $4.8 million at September 30, 2018 and $5.3 million at December 31, 2017, representing 0.89% and 1.02% of total loans, respectively. For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.
Recoveries of loan losses of $5 thousand and $677 thousand were recorded in the 1-4 family residential and other real estate loan classes, respectively, during the nine month period ended September 30, 2018. The recovery of loan losses in the 1-4 family residential loan class resulted from improvements in qualitative adjustment factors. The recovery of loan losses in the other real estate loan class resulted from improvements in the historical loss rate and qualitative adjustment factors. These recoveries were offset by provision for loan losses totaling $782 thousand in the construction and land development, commercial and industrial, and consumer and other loan classes. For more detailed information regarding the provision for loan losses, see Note 4 to the Consolidated Financial Statements.
Impaired loans totaled $3.0 million and $3.8 million at September 30, 2018 and December 31, 2017, respectively. The related allowance for loan losses provided for these loans totaled $107 thousand at September 30, 2018. There was not a related allowance for loan losses provided for these loans at December 31, 2017. The average recorded investment in impaired loans during the nine months ended September 30, 2018 and the year ended December 31, 2017 was $3.6 million and $4.7 million, respectively. Included in the impaired loans total are loans classified as TDRs totaling $466 thousand and $333 thousand at September 30, 2018 and December 31, 2017, respectively. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of September 30, 2018, $269 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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
Securities at September 30, 2018 totaled $148.6 million, an increase of $9.5 million, or 7%, from $139.0 million at December 31, 2017. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of September 30, 2018, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $39 thousand and $153 thousand at September 30, 2018 and December 31, 2017, respectively. Gross unrealized losses in the available for sale portfolio totaled $3.5 million and $1.5 million at September 30, 2018 and December 31, 2017, respectively. Gross unrealized gains in the held to maturity portfolio totaled $7 thousand and $90 thousand at September 30, 2018 and December 31, 2017, respectively. Gross unrealized losses in the held to maturity portfolio totaled $1.5 million and $596 thousand at September 30, 2018 and December 31, 2017, respectively. Investments in an unrealized loss position were considered temporarily impaired at September 30, 2018 and December 31, 2017. The change in the unrealized gains and losses of investment securities from December 31, 2017 to September 30, 2018 was related to changes in market interest rates and was not related to credit concerns of the issuers.

Deposits

At September 30, 2018, deposits totaled $667.1 million, an increase of $2.1 million, from $665.0 million at December 31, 2017. There was a slight change in the deposit mix when comparing the periods. At September 30, 2018, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 28%, 54%, and 18% of total deposits, respectively, compared to 27%, 54%, and 19% at December 31, 2017.

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
At September 30, 2018, cash, interest-bearing and noninterest-bearing deposits with banks, securities and loans maturing within one year totaled $91.0 million. At September 30, 2018, 12% or $67.3 million of the loan portfolio matures within one year. Non-deposit sources of available funds totaled $130.4 million at September 30, 2018, which included $77.6 million available from Federal Home Loan Bank of Atlanta (FHLB), $42.0 million of unsecured federal funds lines of credit with other correspondent banks, and $10.8 million available through the Federal Reserve Discount Window.

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
The rules included new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank under the final rules were as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6% (increased from 4%); a total capital ratio of 8% (unchanged from previous rules); and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer is being phased-in over four years, which began on January 1, 2016, as follows: the maximum buffer was 0.625% of risk-weighted assets for 2016 and 1.25% for 2017, is 1.875% for 2018, and will be 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of September 30, 2018 and December 31, 2017, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.
The following table shows the Bank’s regulatory capital ratios at September 30, 2018:

First Bank
Total capital to risk-weighted assets	13.25%
Tier 1 capital to risk-weighted assets	12.38%
Common equity Tier 1 capital to risk-weighted assets	12.38%
Tier 1 capital to average assets	9.07%
Capital conservation buffer ratio(1)	5.25%

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
Commitments to extend credit, which amounted to $97.0 million at September 30, 2018, and $78.0 million at December 31, 2017, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.
Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and usually do not contain a specified maturity date and may or may not be drawn upon to the total extent to which the Bank is committed.
Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At September 30, 2018 and December 31, 2017, the Bank had $10.0 million and $10.4 million in outstanding standby letters of credit, respectively.
At September 30, 2018, the Bank had $4.4 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 5. Other Information

None

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

3.1
By-laws of First National Corporation (as restated in electronic format as of August 8, 2018), attached as Exhibit 3.1 to the Current Report on Form 8-K filed August 14, 2018 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer, Section 302 Certification

31.2	Certification of Chief Financial Officer, Section 302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	November 13, 2018
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	November 13, 2018
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer