Form 10-K
period 2018-12-31
FIRST NATIONAL CORP /VA/
filed 2019-03-14
CIK 719402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________
FORM 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2018 was $84,330,289.
The number of outstanding shares of common stock as of March 14, 2019 was 4,962,090.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2019 Annual Meeting of Shareholders – Part III

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

•	consumers may increasingly decide not to use the Company to complete their financial transactions;

•	limited availability of financing or inability to raise capital;

•	exposure to operational, technological, and organizational risk;

•	reliance on other companies to provide key components of the Company's business infrastructure;

•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;

•	operational functions of business counterparties over which the Company may have limited or no control may experience disruptions;

•	nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition;

•	the level of net charge-offs on loans and the adequacy of the allowance for loan losses;

•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;

•	the value of securities held in the Company's investment portfolio;

•	legislative or regulatory changes or actions;

•	significant litigation;

•	accounting principles, policies and guidelines and elections made by the Company thereunder;

•	the limited trading market for the Company’s common stock; it may be difficult to sell shares;

•	unexpected loss of management personnel;

•	losses that could arise from breaches in cyber-security and theft of customer account information;

•	increases in Federal Deposit Insurance Corporation insurance premiums could adversely affect the Company’s profitability;

•	the ability to retain customers and secondary funding sources if the Company’s reputation were to become damaged;

•
the effects of changes in tax laws, including the Tax Cuts and Jobs Act, on the Company's business, some of which is uncertain and subject to interpretation, guidance, and regulations that may be promulgated;

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

First Bank Financial Services, Inc. invests in entities that provide title insurance and investment services. Shen-Valley Land Holdings, LLC was formed to hold other real estate owned and future office sites. The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities, and are not included in the Company’s consolidated financial statements in accordance with authoritative accounting guidance because management has determined that the Trusts qualify as variable interest entities.
The Bank first opened for business on July 1, 1907 under the name The Peoples National Bank of Strasburg. On January 10, 1928, the Bank changed its name to The First National Bank of Strasburg. On April 12, 1994, the Bank received approval from the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission’s Bureau of Financial Institutions to convert to a state chartered bank with membership in the Federal Reserve System. On June 1, 1994, the Bank consummated such conversion and changed its name to First Bank.
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

The Bank’s products and services are delivered through 14 bank branch offices located throughout the Shenandoah Valley and central regions of Virginia, a loan production office, and a customer service center in a retirement village. The branch offices are comprised of 13 full service retail banking offices and one drive-thru express banking office. For the location and general character of each of these offices, see Item 2 of this Form 10-K. The Bank entered a new market in the central region of Virginia by opening a branch office in the city of Richmond during the fourth quarter of 2017. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.

Competition
The financial services industry remains highly competitive and is constantly evolving. The Company experiences strong competition in all aspects of its business. In its market areas, the Company competes with large national and regional financial institutions, credit unions, other community banks, as well as consumer finance companies, mortgage companies, marketplace lenders and other financial technology firms, mutual funds and life insurance companies. Competition for deposits and loans is affected by various factors including interest rates offered, the number and location of branches and types of products offered, and the reputation of the institution. Credit unions have been allowed to increasingly expand their membership definitions and, because they enjoy a favorable tax status, may be able to offer more attractive loan and deposit pricing.
The Company believes its competitive advantages include long-term customer relationships, local management and directors, a commitment to excellent customer service, dedicated and loyal employees, and the support of and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-sized businesses, non-profit organizations, and local governmental entities within its communities. The Company’s primary operating subsidiary, First Bank, generally has a strong deposit share of the markets it serves. According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2018, the Bank was ranked fourth overall in its market area with 10.15% of the total deposit market.
No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.
Employees
At December 31, 2018, the Bank employed a total of 160 full-time equivalent employees. The Company considers relations with its employees to be excellent.
SUPERVISION AND REGULATION
Bank holding companies and banks are extensively and increasingly regulated under both federal and state laws. The following description briefly addresses certain historic and current provisions of federal and state laws and regulations, proposed regulations, and the potential impacts on the Company and the Bank. To the extent statutory or regulatory provisions or proposals are described in this report, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.
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

•
Establish extensive requirements applicable to mortgage lending, including detailed requirements concerning mortgage originator compensation and underwriting, high-cost mortgages, servicing, appraisals, counseling and other matters.

•	Make permanent the $250,000 limit for federal deposit insurance.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (commonly called the Volcker Rule).

Certain aspects of the Dodd-Frank Act still remain subject to rulemaking and interpretation by various regulatory agencies; however, the changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent capital requirements, liquidity and leverage ratio requirements, or otherwise adversely affect the business of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), was enacted to modify or remove certain regulatory financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, such as the Bank, and for large banks with assets of more than $50 billion.
Among other matters, the Economic Growth Act expands the definition of qualified mortgages which may be held by a financial institution with total consolidated assets of less than $10 billion, exempts community banks from the Volcker Rule, and includes additional regulatory relief regarding regulatory examination cycles, call reports, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.
In addition, the Economic Growth Act simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. The Economic Growth Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” (the “HC Policy Statement”) by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act.
It is difficult at this time to predict when or how any new standards under the Economic Growth Act will ultimately be applied to the Company or what specific impact the Economic Growth Act and implementing rules and regulations will have on community banks.
The Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the Act) was enacted into law on December 22, 2017 and significantly changed the income tax laws of the United States. The Act reduced the corporate income tax rate to 21%, creates a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings), broadened the tax base, and allowed for immediate capital expensing of certain qualified property. The Act also required companies to pay minimum taxes on foreign earnings and subjected certain payments from corporations to foreign related parties to additional taxes.
When changes in tax rates and laws are enacted, the Company must recognize the changes in the period in which the enactment occurs. Since the Act reduced the Company's corporate tax rate from 34% to 21%, the Company recorded a $752 thousand charge to income tax expense in 2017 related to the re-measurement of net deferred tax assets, which resulted from the new 21% corporate tax rate.
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
Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event of a depository institution default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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
Capital Requirements. Pursuant to the HC Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are not subject to consolidated regulatory capital requirements. Certain capital requirements applicable to the Bank are described below under “The Bank-Capital Requirements”. Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid by the Bank to the Company.
Limits on Dividends and Other Payments. The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company and to the payment of dividends by the Company to its shareholders. The Bank is subject to various statutory restrictions on its ability to pay dividends to the Company. Under the current supervisory practices of the Bank’s regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Bank or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending on the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe or unsound practice. In addition, under the current supervisory practices of the Federal Reserve, the Company should inform and consult with its regulators reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the Company's capital structure.
The Company’s subordinated debt is senior in right of payment compared to its common stock and all current and future junior subordinated debt obligations. Following the occurrence of any event of default on its subordinated debt, the Company may not make any payments on its junior subordinated debt; declare or pay any dividends on its common stock; redeem or otherwise acquire any of its common stock; or make any other distributions with respect to its common stock or set aside any monies or properties for such purposes. The Company is current in its interest payments on subordinated debt.
The Company's ability to pay dividends on common stock is also limited by contractual restrictions under its junior subordinated debt. Interest must be paid on the junior subordinated debt before dividends may be paid to common shareholders. The Company is current in its interest payments on junior subordinated debt; however, it has the right to defer distributions on its junior subordinated debt, during which time no dividends may be paid on its common stock. If the Company does not have sufficient earnings in the future and begins to defer distributions on the junior subordinated debt, it will be unable to pay dividends on its common stock until it becomes current on those distributions.
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
Effective January 1, 2015, the Bank became subject to new capital rules adopted by federal bank regulators implementing the Basel III regulatory capital reforms adopted by the Basel Committee on Banking Supervision (the Basel Committee), and certain changes required by the Dodd-Frank Act.
The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer is being phased-in over four years and, when fully implemented on January 1, 2019, requires a buffer of 2.5% of risk-weighted assets. This will result in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of December 31, 2018 and December 31, 2017, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.
The following table shows the Bank’s regulatory capital ratios at December 31, 2018:

First Bank
Total capital to risk-weighted assets	13.62%
Tier 1 capital to risk-weighted assets	12.71%
Common equity Tier 1 capital to risk-weighted assets	12.71%
Tier 1 capital to average assets	9.26%
Capital conservation buffer ratio(1)	5.62%

(1)
Calculated by subtracting the regulatory minimum capital ratio requirements from the Bank’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are currently required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%.

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

As directed by the Economic Growth Act, on November 21, 2018, the FDIC, the OCC and the Federal Reserve jointly issued a proposed rule that would permit qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio.” A qualifying bank that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%. This proposed rule has not been finalized and, as a result, the content and scope of any final rule, and its impact on the Bank (if any), cannot be determined at this time.
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
On April 26, 2016, the FDIC adopted a final rule to amend how small banks are assessed deposit insurance. The final rule, which was effective the quarter after the DIF reached 1.15%, revised the calculation of deposit insurance assessments for insured institutions with less than $10 billion in assets that have been FDIC insured for at least five years (established small banks). The rule updated the data and revised the methodology that the FDIC uses to determine risk-based assessments to better capture the risk that an established small bank poses to the DIF and to ensure that institutions that take on greater risks have higher assessments. The rule eliminated the previous risk categories in favor of an assessment schedule based on examination ratings and financial modeling. The DIF reached 1.15% effective as of June 30, 2016, lowering the assessment rates to between 3 to 30 basis points for established small banks, subject to a decrease for issuance of long-term unsecured debt, including senior unsecured debt and subordinated debt and an increase for holdings of long-term unsecured or subordinated debt issued by other insured banks. Due to the Bank’s examination ratings and financial ratios, the Bank experienced lower deposit insurance assessment rates as a result of the changes put into effect on July 1, 2016.
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
Prompt Corrective Action. Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of “well capitalized” as of December 31, 2018.
Community Reinvestment Act. The Bank is subject to the requirements of the CRA. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low and moderate income neighborhoods. If the Bank receives a rating from the Federal Reserve of less than satisfactory under the CRA, restrictions on operating activities could be imposed.
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
The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2018, the Company had not been made aware of any instances of non-compliance with the guidance.

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
The community banking industry is directly affected by national, regional, and local economic conditions. The economies in the Company’s market areas continued to show improvement during 2018. Management allocates significant resources to mitigate and respond to risks associated with the current economic conditions; however, such conditions cannot be predicted or controlled. Therefore, such conditions, including a reduction in federal government spending, a flatter yield curve, and extended low interest rates, could adversely affect the credit quality of the Company’s loans, and/or the Company’s results of operations and financial condition. The Company’s financial performance is dependent on the business environment in the markets where the Company operates, in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers. In addition, the Company holds securities which can be significantly affected by various factors including credit ratings assigned by third parties. An adverse credit rating in securities held by the Company could result in a reduction of the fair value of its securities portfolio and have an adverse impact on its financial condition. While general economic conditions in Virginia and the U.S. continued to improve in 2018, there can be no assurance that this improvement will continue; a deterioration of economic conditions or conditions in the financial markets could negatively affect the Company's financial condition and performance.
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
The Company operates in a competitive market for financial services and faces intense competition from other businesses both in making loans and attracting deposits which can greatly affect pricing for its products and services. The Company’s primary competitors include community, regional, and national banks as well as credit unions, consumer finance companies, and mortgage companies as well as mutual funds and life insurance companies. Many of these financial institutions have been in business for many years, are significantly larger, have established customer bases and have greater financial resources and higher lending limits. In addition, credit unions are exempt from corporate income taxes, providing a significant competitive pricing advantage. In addition, the Company faces competition from marketplace lenders and other financial technology firms, which may provide competitive services quickly and in innovative ways. Accordingly, some of the Company’s competitors in its market have the ability to offer products and services that the Company is unable to offer or to offer at more competitive rates.
The Company continually encounters technological change which could affect its ability to remain competitive.
The financial services industry is continually undergoing change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions and other firms to better serve customers and to reduce costs. The pace of technological change has increased in the "fintech" environment, in which industry-changing technology-driven products and services are often introduced and adopted, including innovative ways that customers can make payments, access products, and manage accounts. The Company continues to invest in technology and connectivity to automate functions previously performed manually, to facilitate the ability of customers to engage in financial transactions, and otherwise to enhance the customer experience with respect to its products and services. The Company’s continued success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that satisfy customer demands and create efficiencies in its operations. The Company could be required to make substantial capital expenditures to modify or adapt existing products and services, or develop new products and services, which can entail significant time, resources, and additional risk, and which ultimately may not be successful. A failure to maintain or enhance a competitive position with respect to technology, whether because of a failure to anticipate customer expectations or because the Company’s technological developments fail to perform as desired or are not rolled out in a timely manner, may cause the Company to lose market share or incur additional expense.
Consumers may increasingly decide not to use the Company to complete their financial transactions, which would have a material adverse impact on the Company’s financial condition and operations.
Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. The activity and prominence of so-called marketplace lenders and other technological financial service companies have grown significantly over recent years and are expected to continue growing. In addition, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. Many of these competitors have fewer regulatory constraints and may have lower cost structures. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on the Company's financial condition and results of operations.
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
Negative public opinion could damage the Company's reputation and adversely impact liquidity and profitability.
As a financial institution, the Company’s earnings, liquidity, and capital are subject to risks associated with negative public opinion of the Company and of the financial services industry as a whole. Negative public opinion could result from the Company's actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by it to meet its clients’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect the Company's ability to keep, attract and/or retain customers and can expose it to litigation and regulatory action. Negative public opinion could also affect the Company's ability to borrow funds in the unsecured wholesale debt markets.

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

The Company relies substantially on deposits obtained from customers in its target markets to provide liquidity and support growth.

The Company's business strategies are based on access to funding from local customer deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. If the Company's deposit levels fall, it could lose a relatively low cost source of funding and its interest expense would likely increase as it obtains alternative funding to replace lost deposits. If local customer deposits are not sufficient to fund the Company's normal operations and growth, it will look to outside sources, such as borrowings from the FHLB, which is a secured funding source. The Company's ability to access borrowings from the FHLB will be dependent upon whether and the extent to which it can provide collateral to secure FHLB borrowings. The Company may also look to federal funds purchased and brokered deposits, although the use of brokered deposits may be limited or discouraged by the Company's banking regulators. The Company may also seek to raise funds through the issuance of shares of its common stock, or other equity or equity-related securities, or debt securities including subordinated notes as additional sources of liquidity. If the Company is unable to access funding sufficient to support its business operations and growth strategies or is only able to access such funding on unattractive terms, the Company may not be able to implement its business strategies which may negatively affect its financial performance.
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
If the Company’s valuation allowance on other real estate owned (OREO) becomes inadequate, results of operations may be adversely affected.
The Company may maintain a valuation allowance that it believes is a reasonable estimate of known losses in OREO. The Company obtains appraisals on all OREO properties on an annual basis and adjusts the valuation allowance accordingly. The carrying value of OREO is susceptible to changes in economic and real estate market conditions. Although the Company believes the valuation allowance is a reasonable estimate of known losses, such losses and the adequacy of the allowance cannot be fully predicted. Excessive declines in market values could have a material impact on financial performance.

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
The Company is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banking organizations, such as the Bank, that are based on the Basel III regulatory capital reforms. These stricter capital requirements were fully-implemented on January 1, 2019. While the recently passed Economic Growth

Act requires that federal banking regulators establish a simplified leverage capital framework for smaller banks, these more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital and adversely affect future growth opportunities. In addition, if the Company fails to meet these minimum capital guidelines and/or other regulatory requirements, the Company’s financial condition could be materially and adversely affected.

Current and proposed regulation addressing consumer privacy and data use and security could increase the Company’s costs and impact its reputation.
The Company is subject to a number of laws concerning consumer privacy and data use and securities, including information safeguard rules under the Gramm-Leach-Bliley Act. These rules require that financial institutions develop, implement, and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. The United States has experienced a heightened legislative and regulatory focus on privacy and data security, including requiring consumer notification in the event of a data breach. In addition, most states have enacted security breach legislation requiring varying levels of consumer notification in the event of certain types of security breaches. New regulations in these areas may increase compliance costs, which could negatively impact earnings. In addition, failure to comply with the privacy and data use and security laws and regulations to which the Company is subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties, or other adverse consequences and loss of consumer confidence, which could materially adversely affect the Company's results of operations, overall business, and reputation.
Legislative or regulatory changes or actions, or significant litigation, could adversely affect the Company or the businesses in which the Company is engaged.
The Company is subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of its operations. Laws and regulations change from time to time and are primarily intended for the protection of consumers, depositors, and the FDIC’s DIF. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively affect the Company or its ability to increase the value of its business. Such changes could include higher capital requirements, and increased insurance premiums, increased compliance costs, reductions of noninterest income, and limitations on services that can be provided. Actions by regulatory agencies or significant litigation against the Company could cause it to devote significant time and resources to defend itself and may lead to liability or penalties that materially affect the Company and its shareholders. Future changes in the laws or regulations or their interpretations or enforcement could be materially adverse to the Company and its shareholders.
See the section of this report entitled “Supervision and Regulation” for additional information on the statutory and regulatory issues that affect the Company’s business.
Changes in accounting standards could impact reported earnings and capital.
The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (the FASB), the United States Securities Exchange Commission (the SEC), and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also impact the capital levels of the Company and the Bank, or require the Company to incur additional personnel or technology costs. Most notably, new guidance on the calculation of credit reserves using current expected credit losses, referred to as CECL, was finalized in June, 2016. The standard will be effective for the Company beginning January 1, 2020. To implement the new standard, the Company will incur costs related to data collection and documentation, technology and training. For additional information, see "Recent Accounting Pronouncements" included in Note 1 to the Consolidated Financial Statements included in this Form 10-K. Although the Company is currently unable to reasonably estimate the impact of the new standard on its financial statements, adoption of the new standard could necessitate, among other things, higher loan loss reserve levels, and the Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses during the quarter in which the standard becomes effective. If the Company is required to materially increase the level of the allowance for loan losses or incurs additional expenses to determine the appropriate level of the allowance for loan losses, such changes could adversely affect the Company’s capital levels, financial condition and results of operations.

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
The marginal tax rate applicable to the Company, as with all entities subject to federal income tax, is based on the Company’s taxable income. If the Company’s taxable income declines such that the Company’s marginal tax rate declines, the change in deferred income tax assets and liabilities would result in an expense during the period that a lower marginal tax rate occurs. If changes in tax rates and laws are enacted, the company will recognize the changes in the period in which they occur. On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law, which reduces the Company's corporate tax rate from 34% to 21%. The Company recorded a $752 thousand charge to income tax expense in 2017 related to the re-measurement of net deferred tax assets resulting from the new 21% corporate tax rate. For a more detailed discussion of the Tax Cuts and Jobs Act and how it affects the Company, see the section of this report entitled "Supervision and Regulation." Further changes in tax rates and laws could impair the Company’s deferred tax assets and result in an expense associated with the change in deferred tax assets and liabilities. The full impact of the Act may differ from the foregoing and from the Company's expectations, possibly materially, due to changes in interpretations or in assumptions that it has made or that it will make in 2019, guidance or regulations that may be promulgated, and other actions that the Company may take as a result of the legislation.
The Bank may be required to transition from the use of the London Interbank Offered Rate (“LIBOR”) index in the future.
The Bank has certain variable-rate loans indexed to LIBOR to calculate the loan interest rate. The United Kingdom Financial Conduct Authority, which regulates LIBOR, has announced that the continued availability of the LIBOR on the current basis is not guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based variable-rate loans, as well as LIBOR-based securities, subordinated notes, trust preferred securities, or other securities or financial arrangements. The implementation of a substitute index or indices for the calculation of interest rates under the Bank’s loan agreements with borrowers or other financial arrangements may cause the Bank to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have a material adverse effect on the Bank’s results of operations.

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
The Company, through its primary operating subsidiary, First Bank, owns or leases buildings that are used in the normal course of business. The Company’s headquarters is located at 112 West King Street, Strasburg, Virginia. The Bank owns or leases various other offices in the counties and cities in which it operates. At December 31, 2018, the Bank operated 15 branches throughout the Shenandoah Valley and the central Virginia regions. In January 2019, the Bank closed and consolidated one of the branches. The Bank also operates a loan production office and a customer service center in a retirement community in the Shenandoah Valley region. The Company’s operations center is in Strasburg, Virginia. All of the Company’s properties are in good operating condition and are adequate for the Company’s present and future needs. See Note 1, “Nature of Banking Activities and Significant Accounting Policies,” Note 6, “Premises and Equipment,” and Note 17, "Lease Commitments," in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information with respect to the amounts at which Bank premises and equipment are carried and commitments under long-term leases.

Item 3.	Legal Proceedings
There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Mine Safety Disclosures
None.

Part II
Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Market Information and Holders
Shares of the common stock of the Company are traded on the over-the-counter (OTC) market and quoted on the OTC Markets Group's OTC Pink Tier under the symbol “FXNC.” As of March 11, 2019 the Company had 544 shareholders of record and approximately 622 additional beneficial owners of shares of common stock.
Dividend Policy
A discussion of certain limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I., Item 1—Business, of this Form 10-K under the headings “Supervision and Regulation - Limits on Dividends and Other Payments” and Item 1A—Risk Factors, “The Company’s subordinated debt and junior subordinated debt are superior to its common stock, which may limit the Company's ability to pay dividends on common stock in the future.”
The Company’s future dividend policy is subject to the discretion of its Board of Directors and will depend upon a number of factors, including future earnings, financial condition, liquidity and capital requirements of both the Company and the Bank, applicable governmental regulations and policies and other factors deemed relevant by the Board of Directors.
Stock Repurchases
The Company did not repurchase any shares of its common stock during 2018.

Item 6.	Selected Financial Data
The following is selected financial data for the Company for the last five years. This information has been derived from audited financial information included in Item 8 of this Form 10-K (in thousands, except ratios and per share amounts).

	As of and for the years ended December 31,
	2018	2017	2016	2015	2014
Results of Operations
Interest and dividend income	$31,138	$27,652	$25,237	$22,165	$20,399
Interest expense	3,512	2,386	1,982	1,441	1,778
Net interest income	27,626	25,266	23,255	20,724	18,621
Provision for (recovery of) loan losses	600	100	—	(100)	(3,850)
Net interest income after provision for (recovery of) loan losses	27,026	25,166	23,255	20,824	22,471
Noninterest income	9,157	8,292	8,493	8,342	7,444
Noninterest expense	23,761	23,284	23,488	25,555	18,785
Income before income taxes	12,422	10,174	8,260	3,611	11,130
Income tax expense	2,287	3,726	2,353	956	3,499
Net income	10,135	6,448	5,907	2,655	7,631
Effective dividend and accretion on preferred stock	—	—	—	1,113	1,138
Net income available to common shareholders	$10,135	$6,448	$5,907	$1,542	$6,493
Key Performance Ratios
Return on average assets	1.34%	0.89%	0.84%	0.41%	1.45%
Return on average equity	16.36%	11.57%	12.00%	4.58%	13.49%
Net interest margin (1)	3.93%	3.77%	3.61%	3.52%	3.86%
Efficiency ratio (1)	63.05%	66.42%	71.05%	80.92%	73.96%
Dividend payout	9.78%	10.73%	10.01%	31.84%	5.67%
Equity to assets	8.85%	7.87%	7.28%	6.64%	11.50%
Per Common Share Data
Net income, basic	$2.05	$1.30	$1.20	$0.31	$1.32
Net income, diluted	2.04	1.30	1.20	0.31	1.32
Cash dividends	0.20	0.14	0.12	0.10	0.08
Book value at period end	13.45	11.76	10.58	9.35	9.17
Financial Condition
Assets	$752,969	$739,110	$716,000	$692,321	$518,165
Loans, net	537,847	516,875	480,746	433,475	371,692
Securities	144,953	139,033	149,748	173,469	84,658
Deposits	670,566	664,980	645,570	627,116	444,338
Shareholders’ equity	66,674	58,154	52,151	45,953	59,564
Average shares outstanding, diluted	4,956	4,944	4,928	4,913	4,902
Capital Ratios (2)
Leverage	9.26%	8.46%	8.48%	8.12%	12.90%
Risk-based capital ratios:
Common equity Tier 1 capital	12.71%	12.09%	12.38%	12.62%	N/A
Tier 1 capital	12.71%	12.09%	12.38%	12.62%	17.88%
Total capital	13.62%	13.12%	13.47%	13.86%	19.14%

(1)
This performance ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational performance. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. See “Non-GAAP Financial Measures” included in Item 7 of this Form 10-K.

(2)	All capital ratios reported are for the Bank.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2018 and 2017 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.
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

The Bank’s products and services are delivered through 14 bank branch offices located throughout the Shenandoah Valley and central regions of Virginia, a loan production office, and a customer service center in a retirement village. The branch offices are comprised of 13 full service retail banking offices and one drive-thru express banking office. For the location and general character of each of these offices, see Item 2 of this Form 10-K. The Bank entered a new market in the central region of Virginia by opening a branch office in the city of Richmond during the fourth quarter of 2017. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.
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

Primary expense categories are salaries and employee benefits, which comprised 56% of noninterest expenses during 2018, followed by occupancy and equipment expense, which comprised 14% of noninterest expenses. Historically, the provision for loan losses has also been a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for loan losses.
Overview of Financial Performance and Condition
Net income increased by $3.7 million to $10.1 million, or $2.04 per diluted share, for the year ended December 31, 2018, compared to $6.4 million, or $1.30 per diluted share, for the same period in 2017. Return on average assets was 1.34% and return on average equity was 16.36% for the year ended December 31, 2018, compared to 0.89% and 11.57%, respectively, for the year ended December 31, 2017.
The $3.7 million increase in net income for the year ended December 31, 2018 resulted primarily from a $2.4 million, or 9%, increase in net interest income, an $865 thousand, or 10%, increase in noninterest income, and a $1.4 million, or 39%, decrease in income tax expense, compared to the same period of 2017. These favorable variances were partially offset by a $500 thousand increase in provision for loan losses and a $477 thousand, or 2%, increase in noninterest expenses.
Net interest income increased from a higher net interest margin and from higher average earning asset balances. Average earning asset balances increased 4% and the net interest margin increased 16 basis points to 3.93% for the year ended December 31, 2018, compared to 3.77% for the same period in 2017. Noninterest income increased primarily from higher service charges on deposit accounts, higher ATM and check card fees, higher wealth management revenue, higher income from bank owned life insurance, and higher other operating income. Noninterest expense increased primarily from higher salaries and employee benefits expense and higher other operating expense. For a more detailed discussion of the Company's performance, see "Net Interest Income," "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.
Based on management’s analysis and the supporting allowance for loan loss calculation, a provision for loan losses of $600 thousand was recorded during the year ended December 31, 2018, compared to a provision for loan losses of $100 thousand during the year ended December 31, 2017. For a more detailed discussion of the provision for loan losses, see "Provision for Loan Losses" below.

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

	Efficiency Ratio
	2018	2017
Noninterest expense	$23,761	$23,284
Add: other real estate owned income, net	20	186
Subtract: amortization of intangibles	(458)	(621)
Subtract: losses on disposal of premises and equipment	(2)	(252)
	$23,321	$22,597
Tax-equivalent net interest income	$27,833	$25,638
Noninterest income	9,157	8,292
Add: securities losses, net	1	90
	$36,991	$34,020
Efficiency ratio	63.05%	66.42%
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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	2018	2017
GAAP measures:
Interest income - loans	$26,874	$24,082
Interest income - investments and other	4,264	3,570
Interest expense - deposits	(2,755)	(1,723)
Interest expense – subordinated debt	(360)	(360)
Interest expense – junior subordinated debt	(397)	(303)
Total net interest income	$27,626	$25,266
Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$44	$72
Tax benefit realized on non-taxable interest income - municipal securities	163	300
Total tax benefit realized on non-taxable interest income	$207	$372
Total tax-equivalent net interest income	$27,833	$25,638

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
Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management determines that the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance. For further information about the Company’s loans and the allowance for loan losses, see Notes 1, 3, and 4 to the Consolidated Financial Statements included in this Form 10-K.
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
The Company performs regular credit reviews of the loan portfolio to review credit quality and adherence to underwriting standards. The credit reviews consist of reviews by its internal credit administration department and reviews performed by an independent third party. Upon origination, each loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is the Company's primary credit quality indicator. The Company has various committees that review and ensure that the allowance for loans losses methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.
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

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows, fair value of collateral less estimated costs to sell, or observable market price of the impaired loan is lower than the carrying value of that loan. For collateral dependent loans, an updated appraisal is ordered if a current one is not on file. Appraisals are typically performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions among other considerations.
The general component covers loans that are not considered impaired and is based on historical loss experience adjusted for qualitative factors. The historical loss experience is calculated by loan type and uses an average loss rate during the preceding twelve quarters. The qualitative factors are assigned by management based on delinquencies and asset quality, national and local economic trends, effects of the changes in the value of underlying collateral, trends in volume and nature of loans, effects of changes in the lending policy, the experience and depth of management, concentrations of credit, quality of the loan review system, and the effect of external factors such as competition and regulatory requirements. The factors assigned differ by loan type. The general allowance estimates losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. For further information regarding the allowance for loan losses see Notes 1 and 4 to the Consolidated Financial Statements included in this Form 10-K.
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
In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At December 31, 2018, commitments to extend credit, stand-by letters of credit, and rate lock commitments totaled $107.4 million.
Construction and Land Development Lending
The Bank makes local construction loans, including residential and land acquisition and development loans. These loans are secured by the property under construction and the underlying land for which the loan was obtained. The majority of these loans mature in one year. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction and land development loans sometimes involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction and land development lending is the fact that loan funds are advanced upon the security of the land or property under construction, which value is estimated based on the completion of construction. Thus, there is risk associated with failure to complete construction and potential cost overruns. To mitigate the risks associated with this type of lending, the Bank generally limits loan amounts relative to the appraised value and/or cost of the collateral, analyzes the cost of the project and the creditworthiness of its borrowers, and monitors construction progress. The Bank typically obtains a first lien on the property as security for its construction loans, typically requires personal guarantees from the borrower’s principal owners, and typically monitors the progress of the construction project during the draw period.

1-4 Family Residential Real Estate Lending
1-4 family residential lending activity may be generated by Bank loan officer solicitations and referrals by real estate professionals and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment, and credit history of the applicant. Residential mortgage loans generally are made on the basis of the borrower’s ability to make payments from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In addition to the Bank’s underwriting standards, loan quality may be analyzed based on guidelines issued by a secondary market investor. The valuation of residential collateral is generally provided by independent fee appraisers who have been approved by the Board Loan Committee. In addition to originating mortgage loans with the intent to sell to correspondent lenders or broker to wholesale lenders, the Bank also originates and retains certain mortgage loans in its loan portfolio.
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
Commercial and Industrial Lending
Commercial and industrial loans generally have a higher degree of risk than loans secured by real estate, but typically have higher yields. Commercial and industrial loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business. The loans may be unsecured or secured by business assets, such as accounts receivable, equipment, and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, any collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much reliability as real estate.
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
Net Interest Income

For the year ended December 31, 2018, net interest income increased $2.4 million, or 9%, to $27.6 million, compared to $25.3 million for the same period in 2017. The increase resulted from a higher net interest margin and higher average earning asset balances. Average earning asset balances increased 4%, and the net interest margin increased 16 basis points to 3.93% for the year ended December 31, 2018, compared to 3.77% for the same period in 2017. The increase in the net interest margin resulted from a 31 basis point increase in the yield on earning assets, which was partially offset by a 15 basis point increase in interest expense as a percent of average earning assets.

The higher yield on earning assets was attributable to an increase in yields on loans, securities, and interest-bearing deposits in banks, which all benefited from increases in market rates. The 30 basis point increase in the yield on loans had the largest impact on the increase in the yield on earning assets, when comparing the periods.

The increase in interest expense as a percent of average earning assets was primarily attributable to higher interest rates paid on deposits, which was impacted by higher short-term market rates and competition. The cost of interest-bearing checking accounts and money market accounts had the largest impact as their costs increased by 25 basis points and 49 basis points, respectively, when comparing the periods.

The following table provides information on average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2018, 2017, and 2016, as well as amounts and rates of tax equivalent interest earned and interest paid (dollars in thousands). The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components (in thousands).

Average Balances, Income and Expense, Yields and Rates (Taxable Equivalent Basis)
	Years Ending December 31,
	2018			2017			2016
		Interest			Interest			Interest
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits in other banks	$30,776	$539	1.75%	$30,624	$335	1.09%	$35,812	$238	0.66%
Securities:
Taxable	119,010	3,024	2.54%	117,580	2,569	2.19%	131,805	2,692	2.04%
Tax-exempt (1)	26,032	773	2.97%	25,138	883	3.51%	24,054	854	3.55%
Restricted	1,591	91	5.70%	1,565	83	5.33%	1,564	81	5.17%
Total securities	146,633	3,888	2.65%	144,283	3,535	2.45%	157,423	3,627	2.30%
Loans: (2)
Taxable	525,396	26,707	5.08%	500,259	23,942	4.79%	455,847	21,467	4.71%
Tax-exempt (1)	4,769	211	4.42%	5,012	212	4.23%	6,828	296	4.33%
Total loans	530,165	26,918	5.08%	505,271	24,154	4.78%	462,675	21,763	4.70%
Federal funds sold	1	—	2.04%	—	—	—%	3	—	0.52%
Total earning assets	707,575	31,345	4.43%	680,178	28,024	4.12%	655,913	25,628	3.91%
Less: allowance for loan losses	(5,032)			(5,382)			(5,577)
Total nonearning assets	51,914			53,136			54,936
Total assets	$754,457			$727,932			$705,272
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$159,290	$1,075	0.67%	$163,553	$687	0.42%	$150,412	$392	0.26%
Money market accounts	87,693	697	0.79%	63,326	187	0.30%	61,086	105	0.17%
Savings accounts	122,497	92	0.07%	127,887	101	0.08%	126,434	105	0.08%
Certificates of deposit:
Less than $100	73,262	393	0.54%	80,274	388	0.48%	87,828	382	0.44%
Greater than $100	48,679	497	1.02%	44,229	358	0.81%	45,925	366	0.80%
Brokered deposits	389	1	0.33%	566	2	0.31%	600	3	0.45%
Total interest-bearing deposits	491,810	2,755	0.56%	479,835	1,723	0.36%	472,285	1,353	0.29%
Federal funds purchased	2	—	2.30%	1	—	1.25%	336	3	1.03%
Subordinated debt	4,957	360	7.26%	4,939	360	7.28%	4,921	361	7.33%
Junior subordinated debt	9,279	397	4.28%	9,279	303	3.27%	9,279	259	2.79%
Other borrowings	6	—	2.47%	—	—	—%	1,235	6	0.49%
Total interest-bearing liabilities	506,054	3,512	0.69%	494,054	2,386	0.48%	488,056	1,982	0.41%
Noninterest-bearing liabilities
Demand deposits	185,024			174,225			161,882
Other liabilities	1,446			3,911			6,110
Total liabilities	692,524			672,190			656,048
Shareholders’ equity	61,933			55,742			49,224
Total liabilities and shareholders’ equity	$754,457			$727,932			$705,272
Net interest income		$27,833			$25,638			$23,646
Interest rate spread			3.74%			3.64%			3.50%
Cost of funds			0.51%			0.36%			0.30%
Interest expense as a percent of average earning assets			0.50%			0.35%			0.30%
Net interest margin			3.93%			3.77%			3.61%

(1)
Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21% for 2018 and 34% for 2017 and 2016. The tax-equivalent adjustment was $207 thousand, $372 thousand, and $391 thousand for 2018, 2017, and 2016, respectively.

(2)	Loans placed on a non-accrual status are reflected in the balances.

	Volume and Rate Years Ending December 31,
	2018			2017
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Interest-bearing deposits in other banks	$1	$203	$204	$(27)	$124	$97
Loans, taxable	1,254	1,511	2,765	2,108	367	2,475
Loans, tax-exempt	(16)	15	(1)	(77)	(7)	(84)
Securities, taxable	32	423	455	(385)	262	(123)
Securities, tax-exempt	33	(143)	(110)	38	(9)	29
Securities, restricted	2	6	8	—	2	2
Federal funds sold	—	—	—	—	—	—
Total earning assets	$1,306	$2,015	$3,321	$1,657	$739	$2,396
Checking	$(18)	$406	$388	$37	$258	$295
Money market accounts	97	413	510	3	79	82
Savings accounts	(2)	(7)	(9)	(4)	—	(4)
Certificates of deposits:
Less than $100	(13)	18	5	(91)	97	6
Greater than $100	39	100	139	(12)	4	(8)
Brokered deposits	(1)	—	(1)	—	(1)	(1)
Federal funds purchased	—	—	—	(4)	1	(3)
Subordinated debt	—	—	—	1	(2)	(1)
Junior subordinated debt	—	94	94	—	44	44
Other borrowings	—	—	—	(3)	(3)	(6)
Total interest-bearing liabilities	$102	$1,024	$1,126	$(73)	$477	$404
Change in net interest income	$1,204	$991	$2,195	$1,730	$262	$1,992
Provision for Loan Losses
The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio.
The Bank recorded a provision for loan losses of $600 thousand for 2018, which resulted in a total allowance for loan losses of $5.0 million, or 0.92% of total loans, at December 31, 2018. This compared to a provision for loan losses of $100 thousand for 2017, which resulted in an allowance for loan losses of $5.3 million, or 1.02% of total loans, at the prior year end.
The provision for loan losses for the year ended December 31, 2018 resulted from net charge-offs on loans and an increase in the specific reserve component of the allowance for loan losses that was partially offset by a decrease in the general reserve component. Net charge-offs totaled $917 thousand for the year ended December 31, 2018, compared to $95 thousand of net charge-offs for the same period of 2017. The increase in net charge-offs during 2018 was comprised primarily of $878 thousand of net charge-offs on consumer loans. The specific reserve increased $243 thousand during the year, primarily from the addition of newly identified impaired loans for which specific reserves were calculated. The general reserve decreased primarily from improvements in both the historical loss rate of the loan portfolio and the qualitative adjustment factors. Improvements in qualitative adjustment factors resulted from improved asset quality in the construction and land development, 1-4 family residential, and other real estate loan classes, as evidenced by lower substandard loan amounts in these respective classes, and improved economic conditions.
For the year ended December 31, 2017, the provision for loan losses resulted from an increase in the general reserve component of the allowance for loan losses that was partially offset by a decrease in the specific reserve component. The increase in the general reserve resulted primarily from the impact of $36.1 million of loan growth and higher historical loss rates during the year. The impact of loan growth and higher historical loss rates on the general reserve was partially offset by improvements in qualitative adjustment factors during the year. The improvements in qualitative adjustment factors resulted from improved asset quality in the 1-4 family residential, other real estate, and commercial and industrial loan classes and improved economic conditions. The specific reserve component decreased primarily from the Bank's decision to charge-off loan amounts included in the specific reserve calculation.

The Company has consistently applied its allowance for loan loss methodology and regularly reviews the three year historical charge-off look back period to ensure it is indicative of the risk that remains in the loan portfolio. The Company has no reason to believe that net charge-offs experienced in 2019 will be significantly different from the prior three year look back period. For more detail of net charge-offs, see the allowance for loan losses table in "Asset Quality" below.
Noninterest Income
Noninterest income increased $865 thousand, or 10%, to $9.2 million for the year ended December 31, 2018, compared to $8.3 million for the same period in 2017. The increase in noninterest income was primarily attributable to a $150 thousand, or 5%, increase in service charges on deposit accounts, a $116 thousand, or 5%, increase in ATM and check card fees, a $235 thousand, or 16%, increase in wealth management fees, a $120 thousand, or 17%, increase in income from bank owned life insurance, and a $210 thousand increase in other operating income. The increase in service charges on deposit accounts was a result of higher overdraft revenue. The increase in ATM and check card fees was primarily attributable to volume related payments received for customer check card usage. The increase in wealth management fees resulted primarily from higher balances of assets under management during 2018 compared to one year ago. The increase in income from bank owned life insurance resulted from increased life insurance benefits recorded during 2018. The Company recorded $469 thousand and $312 thousand of death benefits received as income from bank owned life insurance for the years ended December 31, 2018 and 2017, respectively, which were related to the deaths of former employees. The increase in other operating income was primarily attributable to the termination of the pension plan and the subsequent distribution of plan assets, which resulted in a one-time increase in other operating income of $126 thousand.
Noninterest Expense
Noninterest expense increased $477 thousand, or 2%, to $23.8 million for the year ended December 31, 2018, compared to $23.3 million for the same period in 2017. The increase in noninterest expense was primarily attributable to a $364 thousand, or 3%, increase in salaries and employee benefits, a $116 thousand, or 8%, increase in occupancy expense, a $100 thousand, or 11%, increase in legal and professional fees, a $166 thousand decrease in other real estate owned income, and a $258 thousand, or 13%, increase in other operating expense, when comparing the periods. These increases were partially offset by a $120 thousand, or 29%, decrease in telecommunications expense, a $163 thousand, or 26%, decrease in amortization expense, and a $250 thousand decrease in net losses on disposal of premises and equipment.

The increases in salaries and employee benefits and occupancy expense resulted primarily from the Company's expansion into the Richmond, Virginia market. Legal and professional fees increased primarily from higher investment advisory costs of the wealth management department and consulting and audit fees related to new requirements for internal controls over financial reporting. The increase in investment advisory costs correlated with the increase in wealth management fees discussed in "Noninterest Income" above. The decrease in income related to other real estate owned resulted primarily from lower gains on the disposition of OREO property, compared to the prior year. The increase in other operating expense was impacted by higher employee recruiting expenses and a $50 thousand death benefit payment to the beneficiary in relation to the life insurance benefits discussed in "Noninterest Income" above.

The decrease in telecommunications expense resulted from efforts to lower operating costs and a refund of over-billed services in prior periods. Amortization expense continued to decrease due to the accelerated amortization method of core deposit intangibles. Net losses on disposal of premises and equipment decreased primarily as a result of the sale of a former bank branch during 2017.
Income Taxes
Income tax expense decreased by $1.4 million, or 39%, for the year ended December 31, 2018, compared to the same period of 2017. The decrease in income tax expense resulted from the new 21% federal corporate tax rate established by the Tax Cuts and Jobs Act (the Act) enacted in December 2017. Income tax expense for 2017 included a $752 thousand charge to income tax expense related to the re-measurement of net deferred tax assets resulting from the new tax rate established by the Act. For a more detailed discussion of the Act, see the section of this report entitled "Supervision and Regulation."

The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2018 and 2017. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and income from bank owned life insurance. For a more detailed discussion of the Company’s income tax expense, see Note 11 to the Consolidated Financial Statements included in this Form 10-K.
Financial Condition
General
Total assets increased by $13.9 million to $753.0 million at December 31, 2018, compared to $739.1 million at December 31, 2017. The increase was primarily attributable to a $21.0 million increase in net loans and a $5.9 million increase in securities. These increases were partially offset by a $13.4 million decrease in interest-bearing deposits in banks since December 31, 2017.
At December 31, 2018, total liabilities increased by $5.3 million to $686.3 million compared to $681.0 million at December 31, 2017. The increase was primarily attributable to a $5.6 million increase in total deposits. Noninterest-bearing demand deposits and savings and interest-bearing deposits increased $1.1 million and $8.0 million, respectively. These increases were partially offset by a $3.4 million decrease in time deposits since December 31, 2017.
Total shareholders' equity increased by $8.5 million to $66.7 million at December 31, 2018, compared to $58.2 million at December 31, 2017. The Company's capital ratios continue to exceed the minimum capital requirements for regulatory purposes.
Loans
The Bank is an active lender with a loan portfolio that includes commercial and residential real estate loans, commercial loans, consumer loans, construction and land development loans, and home equity loans. The Bank’s lending activity is concentrated on individuals, small and medium-sized businesses, and local governmental entities primarily in its market areas. As a provider of community-oriented financial services, the Bank does not attempt to further geographically diversify its loan portfolio by undertaking significant lending activity outside its market areas.
Loans, net of allowance for loan losses, increased $21.0 million to $537.8 million at December 31, 2018, compared to $516.9 million at December 31, 2017. Construction loans increased $9.9 million, followed by residential real estate loans and commercial and industrial loans that increased $7.8 million and $5.8 million, respectively. These increases were partially offset by a $2.7 million decrease in commercial real estate loans.
The Bank’s loan portfolio is summarized in the table below for the periods indicated (dollars in thousands).

	Loan Portfolio At December 31,
	2018		2017		2016		2015		2014
Commercial, financial, and agricultural	$44,605	8.22%	$38,763	7.42%	$29,981	6.17%	$24,048	5.48%	$21,166	5.59%
Real estate - construction	45,867	8.45%	35,927	6.88%	34,699	7.14%	33,135	7.55%	29,475	7.79%
Real estate - mortgage:
Residential (1-4 family)	215,945	39.78%	208,177	39.87%	198,763	40.89%	189,286	43.12%	163,727	43.27%
Other real estate loans	219,553	40.44%	222,256	42.56%	211,210	43.45%	181,447	41.33%	151,802	40.12%
Consumer	12,336	2.27%	12,333	2.36%	4,875	1.00%	4,312	0.98%	5,070	1.34%
All other loans	4,550	0.84%	4,745	0.91%	6,539	1.35%	6,771	1.54%	7,170	1.89%
Total loans	$542,856	100%	$522,201	100%	$486,067	100%	$438,999	100%	$378,410	100%
Less: allowance for loan losses	5,009		5,326		5,321		5,524		6,718
Loans, net of allowance for loan losses	$537,847		$516,875		$480,746		$433,475		$371,692
There was no category of loans that exceeded 10% of outstanding loans at December 31, 2018 that were not disclosed in the above table.

The following table sets forth the maturities of the loan portfolio at December 31, 2018 (in thousands):

	Remaining Maturities of Selected Loans At December 31, 2018
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial, financial, and agricultural	$14,433	$23,560	$6,612	$44,605
Real estate construction and land development	29,317	10,482	6,068	45,867
Real estate - mortgage:
Residential (1-4 family)	17,769	17,192	180,984	215,945
Other real estate loans	16,993	22,016	180,544	219,553
Consumer	1,197	10,907	232	12,336
All other loans	48	337	4,165	4,550
Total loans	$79,757	$84,494	$378,605	$542,856

For maturities over one year:
Fixed rates	$297,555
Variable rates	165,544
$463,099
Asset Quality
Management classifies non-performing assets as non-accrual loans and OREO. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank did not have any assets classified as OREO at December 31, 2018. The Bank's OREO totaled $326 thousand at December 31, 2017. There was not a valuation allowance for other real estate owned at December 31, 2017.
Non-performing assets totaled $3.2 million and $1.3 million at December 31, 2018 and 2017, representing 0.42% and 0.17% of total assets, respectively. Non-performing assets consisted only of $3.2 million in non-accrual loans at December 31, 2018. This compares to $937 thousand in non-accrual loans and $326 thousand in OREO at December 31, 2017.
At December 31, 2018, 63% of non-performing assets were commercial real estate loans, 21% were residential real estate loans, 10% were construction and land development loans, and 6% were commercial and industrial loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $3.5 million and $8.9 million at December 31, 2018 and December 31, 2017, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.
Loans greater than 90 days past due and still accruing totaled $235 thousand at December 31, 2018, which was comprised of three loans expected to pay all principal and interest amounts contractually due to the Bank. There were $183 thousand of loans greater than 90 days past due and still accruing at December 31, 2017.
The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $5.0 million at December 31, 2018 and $5.3 million at December 31, 2017, representing 0.92% and 1.02% of total loans, respectively. After analyzing the composition of the loan portfolio, related credit risks, and improvements in asset quality during recent years, the Company determined that the three year loss period and the qualitative adjustment factors that established the general reserve component of the allowance for loan losses were appropriate at December 31, 2018. For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.
A recovery of loan losses of $793 thousand was recorded in the other real estate loan class during the year ended December 31, 2018. The recovery of loan losses in the other real estate loan class resulted from improvements in the historical loss rate and qualitative adjustment factors. This recovery was offset by provision for loan losses totaling $1.3 million in the construction and land development, 1-4 family residential, commercial and industrial, and consumer and other loan classes. For more detailed information regarding the provision for loan losses, see Note 4 to the Consolidated Financial Statements included in this Form 10-K.
Impaired loans totaled $3.4 million and $3.8 million at December 31, 2018 and 2017, respectively. The related allowance for loan losses required for these loans totaled $243 thousand at December 31, 2018. There was not a related allowance for loan losses provided for these loans at December 31, 2017. The average recorded investment in impaired loans during 2018 and 2017 was $3.5 million and $4.7 million, respectively. Included in the impaired loans total are loans classified as troubled debt restructurings (TDRs) totaling $467 thousand and $333 thousand at December 31, 2018 and 2017, respectively. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of December 31, 2018, $264 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.
Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover losses inherent within the loan portfolio. For each period presented, the provision for (recovery of) loan losses charged to (income) or expense was based on management’s judgment after taking into consideration all factors connected with the collectability of the existing portfolio. Management considers economic conditions, historical loss factors, past due percentages, internally generated loan quality reports, and other relevant factors when evaluating the loan portfolio. There can be no assurance, however, that an additional provision for (recovery of) loan losses will not be required in the future, including as a result of changes in the qualitative factors underlying management’s estimates and judgments, changes in accounting standards, adverse developments in the economy, on a national basis or in the Company’s market area, loan growth, or changes in the circumstances of particular borrowers. For further discussion regarding the allowance for loan losses, see “Critical Accounting Policies” above. The following table shows a detail of loans charged-off, recovered, and the changes in the allowance for loan losses (dollars in thousands).

	Allowance for Loan Losses At December 31,
	2018	2017	2016	2015	2014
Balance, beginning of period	$5,326	$5,321	$5,524	$6,718	$10,644
Loans charged-off:
Commercial, financial and agricultural	10	—	—	59	43
Real estate-construction and land development	—	—	—	—	91
Real estate-mortgage
Residential (1-4 family)	55	126	83	142	272
Other real estate loans	—	—	165	1,125	203
Consumer	1,104	607	540	512	318
All other loans	—	—	—	—	—
Total loans charged off	$1,169	$733	$788	$1,838	$927
Recoveries:
Commercial, financial and agricultural	$8	$10	$11	$72	$18
Real estate-construction and land development	—	11	4	4	80
Real estate-mortgage
Residential (1-4 family)	13	302	293	373	15
Other real estate loans	5	50	2	2	509
Consumer	225	263	275	293	229
All other loans	1	2	—	—	—
Total recoveries	$252	$638	$585	$744	$851
Net charge-offs	$917	$95	$203	$1,094	$76
Provision for (recovery of) loan losses	600	100	—	(100)	(3,850)
Balance, end of period	$5,009	$5,326	$5,321	$5,524	$6,718
Ratio of net charge-offs during the period to average loans outstanding during the period	0.17%	0.02%	0.04%	0.27%	0.02%

The following table shows the balance of the Bank’s allowance for loan losses allocated to each major category of loans and the ratio of related outstanding loan balances to total loans (dollars in thousands).

	Allocation of Allowance for Loan Losses At December 31,
	2018		2017		2016		2015		2014
Commercial, financial and agricultural	$464	8.22%	$418	7.42%	$380	6.17%	$306	5.48%	$310	5.59%
Real estate-construction and land development	561	8.45%	414	6.88%	441	7.14%	1,532	7.55%	1,403	7.79%
Real estate- mortgage
Residential (1-4 family)	895	39.78%	775	39.87%	1,019	40.89%	939	43.12%	1,204	43.27%
Other real estate loans	2,160	40.44%	2,948	42.56%	3,142	43.45%	2,534	41.33%	3,658	40.12%
Consumer	887	2.27%	725	2.36%	267	1.00%	140	0.98%	67	1.34%
All other loans	42	0.84%	46	0.91%	72	1.35%	73	1.54%	76	1.89%
	$5,009	100.0%	$5,326	100.0%	$5,321	100.0%	$5,524	100.0%	$6,718	100.0%

The following table provides information on the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	Non-performing Assets At December 31,
	2018	2017	2016	2015	2014
Non-accrual loans	$3,172	$937	$1,520	$3,854	$8,000
Other real estate owned	—	326	250	2,679	1,888
Total non-performing assets	$3,172	$1,263	$1,770	$6,533	$9,888
Loans past due 90 days accruing interest	235	183	116	92	—
Total non-performing assets and past due loans	$3,407	$1,446	$1,886	$6,625	$9,888
Troubled debt restructurings	$467	$333	$460	$982	$1,918
Allowance for loan losses to period end loans	0.92%	1.02%	1.09%	1.26%	1.77%
Non-performing assets to period end loans	0.58%	0.24%	0.36%	1.49%	2.61%

Securities
Securities at December 31, 2018 totaled $145.0 million, an increase of $5.9 million, or 4%, from $139.0 million at the end of 2017. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of December 31, 2018, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $75 thousand and $153 thousand at December 31, 2018 and 2017, respectively. Gross unrealized losses in the available for sale portfolio totaled $2.4 million and $1.5 million at December 31, 2018 and 2017, respectively. Gross unrealized gains in the held to maturity portfolio totaled $29 thousand and $90 thousand at December 31, 2018 and 2017, respectively. Gross unrealized losses in the held to maturity portfolio totaled $1.0 million and $596 thousand at December 31, 2018 and 2017, respectively. Investments in an unrealized loss position were considered temporarily impaired at December 31, 2018 and 2017. The change in the unrealized gains and losses of investment securities from December 31, 2017 to December 31, 2018 was related to changes in market interest rates and was not related to credit concerns of the issuers.
The following table summarizes the Company’s securities portfolio on the dates indicated (in thousands).

	Securities Portfolio At December 31,
	2018	2017	2016
Securities available for sale, at fair value:
U.S. agency and mortgage-backed securities	$84,922	$74,804	$80,171
Obligations of state and political subdivisions	14,935	14,451	14,620
Corporate equity securities	—	—	11
	$99,857	$89,255	$94,802
Securities held to maturity, at carrying value
U.S. agency and mortgage-backed securities	$27,420	$32,149	$37,269
Obligations of state and political subdivisions	14,488	14,559	14,629
Corporate debt securities	1,500	1,500	1,500
	$43,408	$48,208	$53,398
Restricted securities, at cost
Federal Home Loan Bank stock	$763	$645	$623
Federal Reserve Bank stock	875	875	875
Community Bankers’ Bank stock	50	50	50
	$1,688	$1,570	$1,548
Total securities	$144,953	$139,033	$149,748

The following table shows the maturities of debt and restricted securities at amortized cost and market value at December 31, 2018 and approximate weighted average yields of such securities (dollars in thousands). Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 21% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and re-pricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities, see Note 2 to the Consolidated Financial Statements included in this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis At December 31, 2018
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Equity Securities	Total
U.S. agency and mortgage-backed securities
Amortized cost	$—	$7,164	$15,628	$91,572	$114,364
Market value	$—	$6,998	$15,228	$89,247	$111,473
Weighted average yield	—%	2.38%	2.49%	2.50%	2.49%
Obligations of state and political subdivisions
Amortized cost	$2,729	$5,382	$9,997	$11,583	$29,691
Market value	$2,741	$5,361	$9,908	$11,259	$29,269
Weighted average yield	3.34%	2.39%	2.85%	3.12%	2.92%
Corporate debt securities
Amortized cost	$—	$—	$1,500	$—	$1,500
Market value	$—	$—	$1,509	$—	$1,509
Weighted average yield	—%	—%	6.75%	—%	6.75%
Restricted securities
Amortized cost	$—	$—	$—	$1,688	$1,688
Market value	$—	$—	$—	$1,688	$1,688
Weighted average yield	—%	—%	—%	5.70%	5.70%
Total portfolio
Amortized cost	$2,729	$12,546	$27,125	$104,843	$147,243
Market value	$2,741	$12,359	$26,645	$102,194	$143,939
Weighted average yield (1)	3.34%	2.39%	2.86%	2.62%	2.66%

(1)	Yields on tax-exempt securities have been calculated on a tax-equivalent basis.
The above table was prepared using the contractual maturities for all securities with the exception of mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO). Both MBS and CMO securities were recorded using the yield book prepayment model that incorporates four causes of prepayments including home sales, refinancing, defaults, and curtailments/full payoffs.
As of December 31, 2018, the Company did not own securities of any issuer for which the aggregate book value of the securities of such issuer exceeded ten percent of shareholders’ equity.
Deposits
At December 31, 2018, deposits totaled $670.6 million, an increase of $5.6 million, from $665.0 million at December 31, 2017. There was a slight change in the deposit mix when comparing the periods. At December 31, 2018, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 27%, 55%, and 18% of total deposits, respectively, compared to 27%, 54%, and 19% at December 31, 2017.

The following tables include a summary of average deposits and average rates paid and maturities of CD’s greater than $100,000 (dollars in thousands).

	Average Deposits and Rates Paid Year Ended December 31,
	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$185,024	—	$174,225	—	$161,882	—
Interest-bearing deposits:
Interest checking	$159,290	0.67%	$163,553	0.42%	$150,412	0.26%
Money market	87,693	0.79%	63,326	0.30%	61,086	0.17%
Savings	122,497	0.07%	127,887	0.08%	126,434	0.08%
Time deposits:
Less than $100	73,262	0.54%	80,274	0.48%	87,828	0.44%
Greater than $100	48,679	1.02%	44,229	0.81%	45,925	0.80%
Brokered deposits	389	0.33%	566	0.31%	600	0.45%
Total interest-bearing deposits	$491,810	0.56%	$479,835	0.36%	$472,285	0.29%
Total deposits	$676,834		$654,060		$634,167

	Maturities of CD’s Greater than $100,000
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2018	$10,848	$2,517	$14,804	$19,288	$47,457
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
At December 31, 2018, cash, interest-bearing and noninterest-bearing deposits with banks, securities, and loans maturing within one year totaled $111.1 million. At December 31, 2018, 15% or $79.8 million of the loan portfolio matures within one year. Non-deposit sources of available funds totaled $128.5 million at December 31, 2018, which included $75.9 million available from Federal Home Loan Bank of Atlanta (FHLB), $42.0 million of unsecured federal funds lines of credit with other correspondent banks, and $10.6 million available through the Federal Reserve Discount Window.
Subordinated Debt
See Note 9 to the Consolidated Financial Statements included in this Form 10-K, for discussion of subordinated debt.
Junior Subordinated Debt
See Note 10 to the Consolidated Financial Statements included in this Form 10-K, for discussion of junior subordinated debt.

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
At December 31, 2018 and 2017, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2018	2017
Commitments to extend credit and unfunded commitments under lines of credit	$91,109	$77,992
Stand-by letters of credit	9,947	10,379
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
Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.
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
At December 31, 2018, the Bank had $6.4 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.
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
Effective January 1, 2015, the Bank became subject to new capital rules adopted by federal bank regulators implementing the Basel III regulatory capital reforms adopted by the Basel Committee on Banking Supervision (the Basel Committee), and certain changes required by the Dodd-Frank Act.

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer is being phased-in over four years and, when fully implemented on January 1, 2019, requires a buffer of 2.5% of risk-weighted assets. This will result in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of December 31, 2018 and December 31, 2017, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.
The following table summarizes the Bank’s regulatory capital and related ratios at December 31, 2018, 2017, and 2016 (dollars in thousands).

	Analysis of Capital At December 31,
	2018	2017	2016
Common equity Tier 1 capital	$69,688	$62,298	$60,269
Tier 1 capital	69,688	62,298	60,269
Tier 2 capital	5,009	5,326	5,321
Total risk-based capital	74,697	67,624	65,590
Risk-weighted assets	548,236	515,483	486,885
Capital ratios:
Common equity Tier 1 capital ratio	12.71%	12.09%	12.38%
Tier 1 capital ratio	12.71%	12.09%	12.38%
Total capital ratio	13.62%	13.12%	13.47%
Leverage ratio (Tier 1 capital to average assets)	9.26%	8.46%	8.48%
Capital conservation buffer ratio(1)	5.62%	5.12%	5.47%

(1)
Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of December 31, 2018 and 2017.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements included in this Form 10-K, for discussion of recent accounting pronouncements.

Quarterly Results
The table below lists the Company’s quarterly performance for the years ended December 31, 2018 and 2017 (in thousands, except per share data).

	2018
	Fourth	Third	Second	First	Total
Interest and dividend income	$8,159	$7,981	$7,686	$7,312	$31,138
Interest expense	994	898	855	765	3,512
Net interest income	7,165	7,083	6,831	6,547	27,626
Provision for loan losses	500	—	—	100	600
Net interest income after provision for loan losses	6,665	7,083	6,831	6,447	27,026
Noninterest income	2,279	2,178	2,067	2,633	9,157
Noninterest expense	6,081	5,950	5,864	5,866	23,761
Income before income taxes	2,863	3,311	3,034	3,214	12,422
Income tax expense	542	635	583	527	2,287
Net income	$2,321	$2,676	$2,451	$2,687	$10,135
Net income per share, basic	$0.47	$0.54	$0.49	$0.54	$2.05
Net income per share, diluted	$0.47	$0.54	$0.49	$0.54	$2.04

	2017
	Fourth	Third	Second	First	Total
Interest and dividend income	$7,265	$7,036	$6,819	$6,532	$27,652
Interest expense	660	616	570	540	2,386
Net interest income	6,605	6,420	6,249	5,992	25,266
Provision for loan losses	100	—	—	—	100
Net interest income after provision for loan losses	6,505	6,420	6,249	5,992	25,166
Noninterest income	2,356	2,017	1,978	1,941	8,292
Noninterest expense	6,021	5,807	5,705	5,751	23,284
Income before income taxes	2,840	2,630	2,522	2,182	10,174
Income tax expense	1,523	798	766	639	3,726
Net income	$1,317	$1,832	$1,756	$1,543	$6,448
Net income per share, basic	$0.27	$0.37	$0.36	$0.31	$1.30
Net income per share, diluted	$0.27	$0.37	$0.36	$0.31	$1.30

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 8.	Financial Statements and Supplementary Data
The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
First National Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First National Corporation and subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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
March 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
First National Corporation

Opinion on the Internal Control over Financial Reporting
We have audited First National Corporation and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements of the Company and our report dated March 14, 2019 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia
March 14, 2019

FIRST NATIONAL CORPORATION
Consolidated Balance Sheets
December 31, 2018 and 2017
(in thousands, except share and per share data)

	2018	2017
Assets
Cash and due from banks	$13,378	$11,358
Interest-bearing deposits in banks	15,240	28,628
Securities available for sale, at fair value	99,857	89,255
Securities held to maturity, at carrying value (fair value, 2018, $42,394; 2017, $47,702)	43,408	48,208
Restricted securities, at cost	1,688	1,570
Loans held for sale	419	438
Loans, net of allowance for loan losses, 2018, $5,009, 2017, $5,326	537,847	516,875
Other real estate owned, net of valuation allowance, 2018, $0, 2017, $0	—	326
Premises and equipment, net	20,066	19,891
Accrued interest receivable	2,113	1,916
Bank owned life insurance	13,991	13,967
Core deposit intangibles, net	472	930
Other assets	4,490	5,748
Total assets	$752,969	$739,110
Liabilities & Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand deposits	$181,964	$180,912
Savings and interest-bearing demand deposits	369,383	361,417
Time deposits	119,219	122,651
Total deposits	$670,566	$664,980
Subordinated debt	4,965	4,948
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	1,485	1,749
Total liabilities	$686,295	$680,956
Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2018, 4,957,694 shares, 2017, 4,945,702 shares	6,197	6,182
Surplus	7,471	7,260
Retained earnings	54,814	45,670
Accumulated other comprehensive loss, net	(1,808)	(958)
Total shareholders’ equity	$66,674	$58,154
Total liabilities and shareholders’ equity	$752,969	$739,110
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Income
Years Ended December 31, 2018 and 2017
(in thousands, except per share data)

	2018	2017
Interest and Dividend Income
Interest and fees on loans	$26,874	$24,082
Interest on deposits in banks	539	335
Interest and dividends on securities:
Taxable interest	3,024	2,569
Tax-exempt interest	610	583
Dividends	91	83
Total interest and dividend income	$31,138	$27,652
Interest Expense
Interest on deposits	$2,755	$1,723
Interest on subordinated debt	360	360
Interest on junior subordinated debt	397	303
Total interest expense	$3,512	$2,386
Net interest income	$27,626	$25,266
Provision for loan losses	600	100
Net interest income after provision for loan losses	$27,026	$25,166
Noninterest Income
Service charges on deposit accounts	$3,178	$3,028
ATM and check card fees	2,256	2,140
Wealth management fees	1,682	1,447
Fees for other customer services	601	570
Income from bank owned life insurance	840	720
Net losses on securities available for sale	(1)	(90)
Net gains on sale of loans	86	172
Other operating income	515	305
Total noninterest income	$9,157	$8,292
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Income
(Continued)
Years Ended December 31, 2018 and 2017
(in thousands, except per share data)

	2018	2017
Noninterest Expense
Salaries and employee benefits	$13,287	$12,923
Occupancy	1,598	1,482
Equipment	1,649	1,636
Marketing	548	576
Supplies	334	365
Legal and professional fees	986	886
ATM and check card expenses	809	805
FDIC assessment	294	316
Bank franchise tax	468	436
Telecommunications expense	296	416
Data processing expense	673	620
Postage expense	196	211
Amortization expense	458	621
Other real estate owned income, net	(20)	(186)
Net losses on disposal of premises and equipment	2	252
Other operating expense	2,183	1,925
Total noninterest expense	$23,761	$23,284
Income before income taxes	$12,422	$10,174
Income tax expense	2,287	3,726
Net income	$10,135	$6,448
Earnings per common share
Basic	$2.05	$1.30
Diluted	$2.04	$1.30
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2018 and 2017
(in thousands)

	2018	2017
Net income	$10,135	$6,448
Other comprehensive (loss) income, net of tax:
Unrealized holding losses on available for sale securities, net of tax ($200) and ($43), respectively	(752)	(82)
Reclassification adjustment for losses included in net income, net of tax $0 and $31, respectively	1	59
Pension liability adjustment, net of tax ($27) and $43, respectively	(99)	83
Total other comprehensive (loss) income	(850)	60
Total comprehensive income	$9,285	$6,508
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2018 and 2017
(in thousands)

	2018	2017
Cash Flows from Operating Activities
Net income	$10,135	$6,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,347	1,386
Amortization of core deposit intangibles	458	621
Amortization of debt issuance costs	17	18
Origination of loans held for sale	(5,279)	(9,789)
Proceeds from sale of loans held for sale	5,384	9,860
Net gains on sales of loans held for sale	(86)	(172)
Provision for loan losses	600	100
Net losses on securities available for sale	1	90
Charitable donation of securities available for sale	—	13
Net gains on sale of other real estate owned	(22)	(191)
Increase in cash value of bank owned life insurance	(371)	(408)
Accretion of discounts and amortization of premiums on securities, net	567	631
Accretion of premium on time deposits	(82)	(104)
Stock-based compensation	189	141
Excess tax benefits on stock-based compensation	(7)	(14)
Losses on disposal of premises and equipment	2	252
Deferred income tax expense	135	1,283
Changes in assets and liabilities:
Increase in interest receivable	(197)	(170)
Decrease (increase) in other assets	1,331	(1,202)
Decrease in accrued expenses and other liabilities	(364)	(2,224)
Net cash provided by operating activities	$13,758	$6,569
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$15,694	$28,157
Proceeds from maturities, calls, and principal payments of securities held to maturity	4,617	4,981
Purchases of securities available for sale	(27,632)	(23,170)
Net purchase of restricted securities	(118)	(22)
Purchase of premises and equipment, net	(1,539)	(1,070)
Proceeds from sale of premises and equipment	15	—
Proceeds from sale of other real estate owned	416	441
Purchase of bank owned life insurance	—	(11)
Proceeds from cash value of bank owned life insurance	347	380
Net increase in loans	(21,640)	(36,229)
Net cash used in investing activities	$(29,840)	$(26,543)
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(Continued)
Years Ended December 31, 2018 and 2017
(in thousands)

	2018	2017
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$9,018	$25,186
Net decrease in time deposits	(3,350)	(5,672)
Cash dividends paid on common stock, net of reinvestment	(929)	(646)
Repurchase of common stock	(25)	—
Net cash provided by financing activities	$4,714	$18,868
Decrease in cash and cash equivalents	$(11,368)	$(1,106)
Cash and Cash Equivalents
Beginning	39,986	41,092
Ending	$28,618	$39,986
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,553	$2,486
Income taxes	$1,343	$3,377
Supplemental Disclosures of Noncash Transactions
Unrealized losses on securities available for sale	$(951)	$(35)
Change in pension liability	$(126)	$126
Transfer from loans to other real estate owned	$68	$—
Transfer from premises and equipment to other real estate owned	$—	$326
Issuance of common stock, dividend reinvestment plan	$62	$46
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2018 and 2017
(in thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2016	$—	$6,162	$7,093	$39,756	$(860)	$52,151
Net income	—	—	—	6,448	—	6,448
Other comprehensive income	—	—	—	—	60	60
Cash dividends on common stock ($0.14 per share)	—	—	—	(692)	—	(692)
Stock-based compensation	—	—	141	—	—	141
Issuance of 3,035 shares common stock, dividend reinvestment plan	—	4	42	—	—	46
Issuance of 13,264 shares common stock, stock incentive plan	—	16	(16)	—	—	—
Reclassification of tax effects stranded in accumulated other comprehensive loss by tax rate change	—	—	—	158	(158)	—
Balance, December 31, 2017	$—	$6,182	$7,260	$45,670	$(958)	$58,154

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$—	$6,182	$7,260	$45,670	$(958)	$58,154
Net income	—	—	—	10,135	—	10,135
Other comprehensive loss	—	—	—	—	(850)	(850)
Cash dividends on common stock ($0.20 per share)	—	—	—	(991)	—	(991)
Stock-based compensation	—	—	189	—	—	189
Issuance of 3,148 shares common stock, dividend reinvestment plan	—	4	58	—	—	62
Issuance of 10,189 shares common stock, stock incentive plan	—	12	(12)	—	—	—
Repurchase of 1,317 shares of common stock, stock incentive plan	—	(1)	(23)	—	—	(24)
Repurchase of 28 shares of common stock, employee stock ownership plan	—	—	(1)	—	—	(1)
Balance, December 31, 2018	$—	$6,197	$7,471	$54,814	$(1,808)	$66,674
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
Use of Estimates
In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and other-than-temporary impairment of securities.
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

Troubled Debt Restructurings (TDR)
In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status, and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $467 thousand and $333 thousand in loans classified as TDRs as of December 31, 2018 and 2017, respectively.
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
The Company performs regular credit reviews of the loan portfolio to review credit quality and adherence to underwriting standards. The credit reviews consist of reviews by its internal credit administration department and reviews performed by an independent third party. Upon origination, each loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is the Company's primary credit quality indicator. The Company has various committees that review and ensure that the allowance for loans losses methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.
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
Bank-Owned Life Insurance
The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare. The cash surrender value of these policies is included as an asset on the consolidated balance sheets, and any increase in cash surrender value is recorded as income from bank owned life insurance on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company receives a death benefit which is also recorded as income from bank owned life insurance. The Company recorded $469 thousand and $312 thousand of death benefits received as income from bank owned life insurance under these policies for the years ended December 31, 2018 and 2017, respectively. The Company is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.

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
Income Taxes
Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There was no liability for unrecognized tax benefits recorded as of December 31, 2018 and 2017. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the consolidated statements of income.
On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was enacted into law. See Note 11 for details on the Company's income taxes and for additional information on the impact of the Act.

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
Advertising Costs
The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense incurred for 2018 and 2017 was $359 thousand and $379 thousand, respectively.
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

Adoption of New Accounting Standards

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

Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including service charges on deposit accounts, ATM and check card fees, wealth management fees, and fees for other customer services. The Company also completed an evaluation of certain costs related to these revenue streams to determine whether such costs should be presented gross versus net. Based on these assessments, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

On January 1, 2018, the Company adopted ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU, among other things: 1) Eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. 2) Requires the use of the exit price notion when measuring the fair values of financial instruments for disclosure purposes. 3) Eliminates the guidance that allowed the use of the entry price notion to calculate the fair value of certain financial instruments, such as loans and long-term debt. Accordingly, the Company began disclosing the fair value of these financial instruments using an exit price notion rather than an entry price notion in the first quarter of 2018. The adoption of ASU 2016-01 did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases.”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements.”) Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The adoption of this standard on January 1, 2019 did not have a material effect on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has formed a committee to address the compliance requirements of this ASU and is currently in the process of analyzing gathered data, defining loan pools and segments, and selecting methods for applying the concepts included in this ASU. During 2019, the Company plans to test selected models, build policy and process documentation, model the impact of the ASU on the capital and strategic plans, perform model validation, and finalize policies and procedures. This guidance may result in material changes in the Company's accounting for credit losses of financial instruments.

Note 2. Securities
The Company invests in U.S. agency and mortgage-backed securities, obligations of states and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at December 31, 2018 and 2017 were as follows (in thousands):

	2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$86,944	$44	$(2,066)	$84,922
Obligations of states and political subdivisions	15,203	31	(299)	14,935
Total securities available for sale	$102,147	$75	$(2,365)	$99,857
Securities held to maturity:
U.S. agency and mortgage-backed securities	$27,420	$—	$(869)	$26,551
Obligations of states and political subdivisions	14,488	20	(174)	14,334
Corporate debt securities	1,500	9	—	1,509
Total securities held to maturity	$43,408	$29	$(1,043)	$42,394
Total securities	$145,555	$104	$(3,408)	$142,251

	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$76,074	$67	$(1,337)	$74,804
Obligations of states and political subdivisions	14,520	86	(155)	14,451
Total securities available for sale	$90,594	$153	$(1,492)	$89,255
Securities held to maturity:
U.S. agency and mortgage-backed securities	$32,149	$—	$(551)	$31,598
Obligations of states and political subdivisions	14,559	74	(45)	14,588
Corporate debt securities	1,500	16	—	1,516
Total securities held to maturity	$48,208	$90	$(596)	$47,702
Total securities	$138,802	$243	$(2,088)	$136,957

At December 31, 2018 and 2017, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$26,350	$(215)	$49,652	$(1,851)	$76,002	$(2,066)
Obligations of states and political subdivisions	3,761	(25)	5,127	(274)	8,888	(299)
Total securities available for sale	$30,111	$(240)	$54,779	$(2,125)	$84,890	$(2,365)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$—	$—	$26,551	$(869)	$26,551	$(869)
Obligations of states and political subdivisions	5,326	(37)	6,115	(137)	11,441	(174)
Total securities held to maturity	$5,326	$(37)	$32,666	$(1,006)	$37,992	$(1,043)
Total securities	$35,437	$(277)	$87,445	$(3,131)	$122,882	$(3,408)

	2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$29,963	$(286)	$30,362	$(1,051)	$60,325	$(1,337)
Obligations of states and political subdivisions	4,469	(53)	1,961	(102)	6,430	(155)
Total securities available for sale	$34,432	$(339)	$32,323	$(1,153)	$66,755	$(1,492)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$18,301	$(205)	$13,297	$(346)	$31,598	$(551)
Obligations of states and political subdivisions	6,889	(45)	—	—	6,889	(45)
Total securities held to maturity	$25,190	$(250)	$13,297	$(346)	$38,487	$(596)
Total securities	$59,622	$(589)	$45,620	$(1,499)	$105,242	$(2,088)

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
At December 31, 2018, there were eighty-three out of ninety U.S. agency and mortgage-backed securities and fifty-six out of eighty-two obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.6 years at December 31, 2018. At December 31, 2017, there were sixty-eight out of eighty-two U.S. agency and mortgage-backed securities and thirty-nine out of eighty obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2017. The weighted-

average re-pricing term of the portfolio was 4.7 years at December 31, 2017. The unrealized losses at December 31, 2018 in the U.S. agency and mortgage-backed securities portfolio and the obligations of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.
The amortized cost and fair value of securities at December 31, 2018 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$2,102	$2,112	$627	$629
Due after one year through five years	5,777	5,715	6,768	6,644
Due after five years through ten years	13,602	13,266	13,523	13,379
Due after ten years	80,666	78,764	22,490	21,742
	$102,147	$99,857	$43,408	$42,394
Proceeds from maturities, calls, principal payments, and sales of securities available for sale during 2018 and 2017 were $15.7 million and $28.2 million, respectively. The Company did not realize any gross gains on calls and sales during 2018. Gross gains of $49 thousand were realized on calls and sales during and 2017. Gross losses of $1 thousand and $152 thousand were realized on calls and sales during 2018 and 2017, respectively. For the year ended December 31, 2017, the Company donated one security from the available for sale portfolio to a not-for-profit organization. The Company recognized a gross gain of $13 thousand related to the charitable donation of the available for sale security during 2017. There were no donations of securities from the available for sale portfolio for the year ended December 31, 2018.
Proceeds from maturities, calls, and principal payments of securities held to maturity during 2018 and 2017 were $4.6 million and $5.0 million, respectively. There were no sales of securities from the held to maturity portfolio for the years ended December 31, 2018 or 2017. The Company did not realize any gross gains or gross losses on held to maturity securities during 2018 or 2017.
Securities having a fair value of $43.1 million and $35.2 million at December 31, 2018 and 2017 were pledged to secure public deposits and for other purposes required by law.
Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018, and no impairment has been recognized.

The composition of restricted securities at December 31, 2018 and 2017 was as follows (in thousands):

	2018	2017
Federal Home Loan Bank stock	$763	$645
Federal Reserve Bank stock	875	875
Community Bankers’ Bank stock	50	50
	$1,688	$1,570

Note 3. Loans
Loans at December 31, 2018 and 2017 are summarized as follows (in thousands):

	2018	2017
Real estate loans:
Construction and land development	$45,867	$35,927
Secured by 1-4 family residential	215,945	208,177
Other real estate	219,553	222,256
Commercial and industrial loans	44,605	38,763
Consumer and other loans	16,886	17,078
Total loans	$542,856	$522,201
Allowance for loan losses	(5,009)	(5,326)
Loans, net	$537,847	$516,875
Net deferred loan fees included in the above loan categories were $274 thousand and $301 thousand at December 31, 2018 and 2017, respectively. Consumer and other loans included $275 thousand and $232 thousand of demand deposit overdrafts at December 31, 2018 and 2017, respectively.
The following tables provide a summary of loan classes and an aging of past due loans as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$88	$80	$—	$168	$45,699	$45,867	$327	$—
1-4 family residential	747	393	423	1,563	214,382	215,945	663	—
Other real estate loans	145	36	2,207	2,388	217,165	219,553	1,985	222
Commercial and industrial	—	25	210	235	44,370	44,605	197	13
Consumer and other loans	90	—	—	90	16,796	16,886	—	—
Total	$1,070	$534	$2,840	$4,444	$538,412	$542,856	$3,172	$235

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non- Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$986	$30	$40	$1,056	$34,871	$35,927	$269	$40
1-4 family residential	606	203	148	957	207,220	208,177	267	106
Other real estate loans	2,042	170	10	2,222	220,034	222,256	401	10
Commercial and industrial	184	25	—	209	38,554	38,763	—	—
Consumer and other loans	51	49	27	127	16,951	17,078	—	27
Total	$3,869	$477	$225	$4,571	$517,630	$522,201	$937	$183

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
Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The Company considers all doubtful loans to be impaired and places the loan on non-accrual status.
Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$45,054	$235	$578	$—	$45,867
Secured by 1-4 family residential	214,089	924	932	—	215,945
Other real estate loans	213,681	900	4,972	—	219,553
Commercial and industrial	44,373	19	213	—	44,605
Consumer and other loans	16,886	—	—	—	16,886
Total	$534,083	$2,078	$6,695	$—	$542,856

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$31,553	$2,268	$2,106	$—	$35,927
Secured by 1-4 family residential	204,166	1,933	2,078	—	208,177
Other real estate loans	215,773	971	5,512	—	222,256
Commercial and industrial	38,606	53	104	—	38,763
Consumer and other loans	17,078	—	—	—	17,078
Total	$507,176	$5,225	$9,800	$—	$522,201

Note 4. Allowance for Loan Losses
The following tables present, as of December 31, 2018 and 2017, the total allowance for loan losses, the allowance by impairment methodology and loans by impairment methodology (in thousands).

	December 31, 2018
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2017	$414	$775	$2,948	$418	$771	$5,326
Charge-offs	—	(55)	—	(10)	(1,104)	(1,169)
Recoveries	—	13	5	8	226	252
Provision for (recovery of) loan losses	147	162	(793)	48	1,036	600
Ending Balance, December 31, 2018	$561	$895	$2,160	$464	$929	$5,009
Ending Balance:
Individually evaluated for impairment	71	172	—	—	—	243
Collectively evaluated for impairment	490	723	2,160	464	929	4,766
Loans:
Ending Balance	45,867	215,945	219,553	44,605	16,886	542,856
Individually evaluated for impairment	327	663	2,249	197	—	3,436
Collectively evaluated for impairment	45,540	215,282	217,304	44,408	16,886	539,420

	December 31, 2017
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2016	$441	$1,019	$3,142	$380	$339	$5,321
Charge-offs	—	(126)	—	—	(607)	(733)
Recoveries	11	302	50	10	265	638
Provision for (recovery of) loan losses	(38)	(420)	(244)	28	774	100
Ending Balance, December 31, 2017	$414	$775	$2,948	$418	$771	$5,326
Ending Balance:
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	414	775	2,948	418	771	5,326
Loans:
Ending Balance	35,927	208,177	222,256	38,763	17,078	522,201
Individually evaluated for impairment	1,150	1,307	1,289	65	—	3,811
Collectively evaluated for impairment	34,777	206,870	220,967	38,698	17,078	518,390

Impaired loans and the related allowance at December 31, 2018 and 2017, were as follows (in thousands):

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$336	$—	$327	$327	$71	$758	$12
Secured by 1-4 family	720	356	307	663	172	966	22
Other real estate loans	2,290	2,249	—	2,249	—	1,585	51
Commercial and industrial	200	197	—	197	—	146	—
Total	$3,546	$2,802	$634	$3,436	$243	$3,455	$85

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$1,627	$1,150	$—	$1,150	$—	$1,814	$63
Secured by 1-4 family	1,387	1,307	—	1,307	—	1,637	64
Other real estate loans	1,483	1,289	—	1,289	—	1,137	95
Commercial and industrial	78	65	—	65	—	68	10
Total	$4,575	$3,811	$—	$3,811	$—	$4,656	$232

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
As of December 31, 2018, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $467 thousand. At December 31, 2018, $264 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $333 thousand in TDRs at December 31, 2017, $282 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There was one loan secured by 1-4 family residential real estate classified as a TDR during the year ended December 31, 2018 because the loan was renewed with an interest rate considered to be below the market rate. The recorded investment for this loan prior to modification totaled $151 thousand and the recorded investment after the modification totaled $160 thousand. The TDR described above increased the allowance for loan losses by $27 thousand during the year ended December 31, 2018. There were no loans modified under TDRs during the year ended December 31, 2017.
For the years ended December 31, 2018 and 2017, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Management defines default as over 90 days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.
There were no non-accrual loans excluded from impaired loan disclosure at December 31, 2018 and December 31, 2017. Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $111 thousand and $107 thousand during the years ended December 31, 2018 and 2017, respectively.

Note 5. Other Real Estate Owned
Changes in the balance for OREO are as follows (in thousands):

	2018	2017
Balance at the beginning of year, gross	$326	$250
Transfers in	68	326
Sales proceeds	(416)	(441)
Gain on disposition	22	191
Balance at the end of year, gross	$—	$326
Less: valuation allowance	—	—
Balance at the end of year, net	$—	$326

There were no residential real estate properties included in the ending OREO balances above at December 31, 2018 and 2017. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2018.
Net expenses applicable to OREO, other than the provision for losses, were $2 thousand and $5 thousand for the years ended December 31, 2018 and 2017, respectively.
Note 6. Premises and Equipment
Premises and equipment are summarized as follows at December 31, 2018 and 2017 (in thousands):

	2018	2017
Land	$4,717	$4,717
Buildings and leasehold improvements	18,633	18,510
Furniture and equipment	7,026	6,394
Construction in process	870	140
	$31,246	$29,761
Less accumulated depreciation	11,180	9,870
	$20,066	$19,891
Depreciation expense included in operating expenses for 2018 and 2017 was $1.3 million and $1.4 million, respectively.
Note 7. Deposits
The aggregate amount of time deposits, in denominations of $250 thousand or more, was $16.1 million and $14.1 million at December 31, 2018 and 2017, respectively.
The Bank obtains certain deposits through the efforts of third-party brokers. At December 31, 2018 and 2017, brokered deposits totaled $144 thousand and $550 thousand, respectively, and were included in time deposits on the Company’s consolidated financial statements.

At December 31, 2018, the scheduled maturities of time deposits were as follows (in thousands):

2019	$67,674
2020	22,259
2021	13,129
2022	6,865
2023	9,176
Thereafter	116
$119,219
Note 8. Other Borrowings
The Bank had unused lines of credit totaling $128.5 million and $134.1 million available with non-affiliated banks at December 31, 2018 and 2017, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $75.9 million at December 31, 2018. The Bank had collateral pledged on the borrowing line at December 31, 2018 and 2017 including real estate loans totaling $110.8 million and $117.7 million, respectively, and FHLB stock with a book value of $763 thousand and $645 thousand, respectively. The Bank did not have borrowings from the FHLB at December 31, 2018 and 2017.
Note 9. Subordinated Debt
On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note qualifies as Tier 2 capital for regulatory capital purposes and at December 31, 2018, the total amount of subordinated debt issued was included in the Company’s Tier 2 capital. Unamortized debt issuance costs related to the Note were $35 thousand and $52 thousand at December 31, 2018 and 2017, respectively.
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
Note 10. Junior Subordinated Debt
On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2018 and 2017 was 5.39% and 4.20%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.
On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2018 and 2017 was 4.00% and 2.94%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the

Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.
While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the junior subordinated debt may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total junior subordinated debt. The portion of the junior subordinated debt not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2018 and December 31, 2017, the total amount of junior subordinated debt issued by the Trusts was included in the Company’s Tier 1 capital.
Note 11. Income Taxes
The Company is subject to U.S. federal and Virginia income tax as well as bank franchise tax in the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2015.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law, which reduced the Company's corporate tax rate from 34% to 21%. When changes in tax rates and laws are enacted, the Company must recognize the effects of changes in tax rates on deferred tax balances in the period in which the enactment occurs. Accordingly, the Company recorded a $752 thousand charge to income tax expense in 2017 related to the re-measurement of net deferred tax assets resulting from the new 21% corporate tax rate.
Net deferred tax assets consisted of the following components at December 31, 2018 and 2017 (in thousands):

	2018	2017
Deferred Tax Assets
Allowance for loan losses	$1,052	$1,118
Securities available for sale	481	281
Accrued health insurance	—	11
Core deposit intangible	371	317
Unvested stock-based compensation	14	9
Limited partnership investments	14	5
Loan origination fees, net	58	63
	$1,990	$1,804
Deferred Tax Liabilities
Depreciation	$682	$562
Discount accretion	1	—
Overfunded pension liability	—	27
	$683	$589
Net deferred tax assets	$1,307	$1,215
The income tax expense for the years ended December 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017
Current tax expense	$2,152	$2,443
Deferred tax expense (1)	135	1,283
	$2,287	$3,726

(1)	The deferred tax expense for the year ended December 31, 2017 includes $752 thousand of income taxes related to the re-measurement of net deferred tax assets.

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2018 and 2017, due to the following (in thousands):

	2018	2017
Computed tax expense at statutory federal rate (2)	$2,609	$3,459
Increase in income taxes resulting from:
Re-measurement of net deferred tax assets	—	752
Other	12	—
Decrease in income taxes resulting from:
Tax-exempt interest and dividend income	(158)	(241)
Income from bank owned life insurance	(176)	(244)
	$2,287	$3,726

(2)	The Company's U.S. federal income tax rate was 21% for 2018 and 34% for 2017.
Note 12. Funds Restrictions and Reserve Balance
Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances, and cash dividends are restricted by federal and state regulatory authorities. At December 31, 2018, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent company, without prior regulatory approval, totaled $10.5 million. The amount of unrestricted funds is generally determined by subtracting the total dividend payments of the Bank from the Bank’s net income for that year, combined with the Bank’s retained net income for the preceding two years.
The Bank must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2018 and 2017, the aggregate amounts of daily average required balances were approximately $6.0 million and $7.4 million, respectively.
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

The following tables provide a reconciliation of the changes in the plan benefit obligation and the fair value of assets for the periods ended December 31, 2018 and 2017 (in thousands).

	2018	2017
Change in Benefit Obligation
Benefit obligation, beginning of year	$5,283	$5,777
Interest cost	17	82
Actuarial gain	—	(145)
Benefits paid	(5,284)	(431)
Gain due to settlement	(16)	—
Benefit obligation, end of year	$—	$5,283
Changes in Plan Assets
Fair value of plan assets, beginning of year	$5,078	$3,693
Actual return on plan assets	1	16
Employer contributions	205	1,800
Benefits paid	(5,284)	(431)
Fair value of assets, end of year	$—	$5,078
Funded Status, end of year	$—	$(205)
Amount Recognized in Other Liabilities	$—	$(205)

Amounts Recognized in Accumulated Other Comprehensive Loss, net of tax
Net gain	$—	$(126)
Deferred income tax expense	—	27
Amount recognized	$—	$(99)

Weighted Average Assumptions Used to Determine Benefit Obligation
Discount rate used for disclosure
First five years	N/A	1.96%
Five years to twenty years	N/A	3.58%
After twenty years	N/A	4.35%
Expected return on plan assets	1.00%	1.00%
Rate of compensation increase	N/A	N/A

Components of Net Periodic Benefit Cost
Interest cost	$17	$82
Expected return on plan assets	(8)	(35)
Recognized net gain due to settlement	(135)	—
Net periodic benefit cost (benefit)	$(126)	$47

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income
Net loss (gain)	$126	$(126)
Total recognized in other comprehensive (loss) income	$126	$(126)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive (Loss) Income	$—	$(79)

	2018	2017
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	1.96%	1.47%
Expected return on plan assets	1.00%	1.00%
Rate of compensation increase	N/A	N/A
The following table sets forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2017 (in thousands).

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Cash and equivalents	$5,078	$5,078	$—	$—
Total	$5,078	$5,078	$—	$—
Pension plan assets consisted entirely of cash and equivalents (Level 1) at December 31, 2017 and remained as cash and equivalents through the distribution date.
The Company made cash contributions of $205 thousand and $1.8 million during the years ended December 31, 2018 and 2017, respectively. Since all plan assets were distributed on March 8, 2018, the accumulated benefit obligation for the defined benefit pension plan was zero at December 31, 2018. The accumulated benefit obligation for the defined benefit pension plan was $5.3 million at December 31, 2017.

401(k) Plan
The Company maintains a 401(k) plan for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution based on years of service to participants who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2018 and 2017, expense attributable to the Plan amounted to $770 thousand and $740 thousand, respectively.
Employee Stock Ownership Plan
On January 1, 2000, the Company established an employee stock ownership plan. The ESOP provided an opportunity for the Company to award shares of First National Corporation stock to employees at its discretion. Employees were eligible to participate in the ESOP effective immediately upon beginning service with the Company. Participants became 100% vested after two years of credited service. The Board of Directors were able to make discretionary contributions, within certain limitations prescribed by federal tax regulations. There was no compensation expense for the ESOP for the years ended December 31, 2018 and 2017.
On September 14, 2016, the ESOP was amended to freeze the plan to new participants and to cease all contributions, effective December 31, 2016. The amendment also directed matching contributions and certain other retirement contributions made by the Company to the 401(k) plan. On December 31, 2017, the ESOP was amended to be terminated and the Internal Revenue Service approved the termination on May 3, 2018. The Company distributed all assets of the ESOP to participants or beneficiaries on October 10, 2018. Since all assets of the ESOP were distributed, no shares of the Company were held by the ESOP at December 31, 2018. The ESOP held 230,846 shares of the Company at December 31, 2017.
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

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2018 and 2017 (dollars in thousands, except per share data):

	2018	2017
(Numerator):
Net income	$10,135	$6,448
(Denominator):
Weighted average shares outstanding – basic	4,953,537	4,941,233
Potentially dilutive common shares – restricted stock units	2,839	2,665
Weighted average shares outstanding – diluted	4,956,376	4,943,898
Income per common share
Basic	$2.05	$1.30
Diluted	$2.04	$1.30
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
At December 31, 2018 and 2017, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2018	2017
Commitments to extend credit and unfunded commitments under lines of credit	$91,109	$77,992
Stand-by letters of credit	9,947	10,379
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
At December 31, 2018, the Bank had $6.4 million in locked-rate commitments to originate mortgage loans and $419 thousand in loans held for sale. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.
The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2018 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $40 thousand.

Note 16. Transactions with Related Parties
During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. In management’s opinion, these transactions were made on substantially the same terms as those prevailing for other customers.
At December 31, 2018 and 2017, these loans totaled $2.5 million and $225 thousand, respectively. During 2018, total principal additions were $16 thousand and total principal payments were $163 thousand. Adjustments to related party loan balances during 2018 due to transition of related parties totaled approximately $2.4 million.
Deposits from related parties held by the Bank at December 31, 2018 and 2017 amounted to $2.6 million and $4.5 million, respectively.
Note 17. Lease Commitments
The Company was obligated under noncancelable leases for banking premises. Total rental expense for operating leases for 2018 and 2017 was $156 thousand and $105 thousand, respectively. Minimum rental commitments under noncancelable leases with terms in excess of one year as of December 31, 2018 were as follows (in thousands):

Operating Leases
2019	$108
2020	84
2021	80
2022	60
2023	5
$337
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
The Company issued 3,148 and 3,035 common shares to the DRIP during the years ended December 31, 2018 and 2017, respectively.
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
The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands).

		Fair Value Measurements at December 31, 2018
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$84,922	$—	$84,922	$—
Obligations of states and political subdivisions	14,935	—	14,935	—
	$99,857	$—	$99,857	$—

		Fair Value Measurements at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$74,804	$—	$74,804	$—
Obligations of states and political subdivisions	14,451	—	14,451	—
	$89,255	$—	$89,255	$—

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
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale
Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2018 and 2017.
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
The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2018 and 2017 (dollars in thousands).

		Fair Value Measurements at December 31, 2018
Description.	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$391	$—	$—	$391

		Fair Value Measurements at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$326	$—	$—	$326

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted- Average)
Impaired loans, net	$391	Property appraisals	Selling cost	10%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted- Average)
Other real estate owned	$326	Contract price	Selling cost	7%
Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. For short-term financial assets such as cash and short-term investments, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. Bank owned life insurance policies are carried at their cash surrender value, which approximates the fair value. The fair value of accrued interest receivable and payable are estimated to equal the carrying amount due to the short-term nature of these financial instruments. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2018 and 2017 are as follows (in thousands):

		Fair Value Measurements at December 31, 2018 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$28,618	$28,618	$—	$—	$28,618
Securities available for sale	99,857	—	99,857	—	99,857
Securities held to maturity	43,408	—	40,885	1,509	42,394
Restricted securities	1,688	—	1,688	—	1,688
Loans held for sale	419	—	419	—	419
Loans, net (1)	537,847	—	—	528,643	528,643
Bank owned life insurance	13,991	—	13,991	—	13,991
Accrued interest receivable	2,113	—	2,113	—	2,113
Financial Liabilities
Deposits	$670,566	$—	$551,347	$117,220	$668,567
Subordinated debt	4,965	—	—	5,035	5,035
Junior subordinated debt	9,279	—	—	7,952	7,952
Accrued interest payable	139	—	139	—	139

		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$39,986	$39,986	$—	$—	$39,986
Securities available for sale	89,255	—	89,255	—	89,255
Securities held to maturity	48,208	—	46,186	1,516	47,702
Restricted securities	1,570	—	1,570	—	1,570
Loans held for sale	438	—	438	—	438
Loans, net (1)	516,875	—	—	514,013	514,013
Bank owned life insurance	13,967	—	13,967	—	13,967
Accrued interest receivable	1,916	—	1,916	—	1,916
Financial Liabilities
Deposits	$664,980	$—	$542,329	$120,834	$663,163
Subordinated debt	4,948	—	—	5,004	5,004
Junior subordinated debt	9,279	—	—	9,653	9,653
Accrued interest payable	98	—	98	—	98

(1)
In accordance with the prospective adoption of ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," the fair value of loans as of December 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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
The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015, with full compliance of all the requirements phased in over a multi-year schedule, and became fully phased in January 1, 2019. As part of the new requirements, the common equity Tier 1 capital ratio is calculated and utilized in the assessment of capital for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer is being phased-in over four years, which began on January 1, 2016 and was fully implemented on January 1, 2019.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2018 and December 31, 2017, that the Bank met all capital adequacy requirements to which it is subject.
As of December 31, 2018, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
A comparison of the capital of the Bank at December 31, 2018 and December 31, 2017 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018:
Total Capital (to Risk-Weighted Assets)	$74,697	13.62%	$43,859	8.00%	$54,824	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$69,688	12.71%	$32,894	6.00%	$43,859	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$69,688	12.71%	$24,671	4.50%	$35,635	6.50%
Tier 1 Capital (to Average Assets)	$69,688	9.26%	$30,100	4.00%	$37,625	5.00%
December 31, 2017:
Total Capital (to Risk-Weighted Assets)	$67,624	13.12%	$41,239	8.00%	$51,548	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$62,298	12.09%	$30,929	6.00%	$41,239	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$62,298	12.09%	$23,197	4.50%	$33,506	6.50%
Tier 1 Capital (to Average Assets)	$62,298	8.46%	$29,457	4.00%	$36,821	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. The buffer began applying to the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%. Accordingly, the Bank was required to maintain a capital conservation buffer of 1.875% and 1.250% at December 31, 2018 and December 31, 2017, respectively. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of December 31, 2018 and December 31, 2017, the capital conservation buffer of the Bank was 5.62% and 5.12%, respectively.
Note 21. Accumulated Other Comprehensive Loss
Changes in each component of accumulated other comprehensive loss were as follows (in thousands):

	Net Unrealized Losses on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(860)	$—	$(860)
Unrealized holding losses (net of tax, ($43))	(82)	—	(82)
Reclassification adjustment (net of tax, $31)	59	—	59
Pension liability adjustment (net of tax, $43)	—	83	83
Reclassification of tax effects stranded in accumulated other comprehensive loss by tax rate change	(174)	16	(158)
Change during period	(197)	99	(98)
Balance at December 31, 2017	$(1,057)	$99	$(958)
Unrealized holding losses (net of tax, ($200))	(752)	—	(752)
Reclassification adjustment (net of tax, $0)	1	—	1
Pension liability adjustment (net of tax, ($27))	—	(99)	(99)
Change during period	(751)	(99)	(850)
Balance at December 31, 2018	$(1,808)	$—	$(1,808)
The following table presents information related to reclassifications from accumulated other comprehensive loss for the years ended December 31, 2018 and 2017 (in thousands):

Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	For the year ended December 31,
	2018	2017
Securities available for sale:
Net securities losses reclassified into earnings	$1	$90	Net losses on securities available for sale
Related income tax benefit	—	(31)	Income tax expense
Total reclassifications	$1	$59	Net of tax
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
During 2018, the Company granted and issued 2,850 shares of common stock to members of the Board of Directors for their dedicated service and support. Compensation expense related to stock awards totaled $62 thousand and $72 thousand for the years ended December 31, 2018 and 2017, respectively.
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
In 2018, 8,989 restricted stock units were granted to employees, with 2,999 units vesting immediately and 5,990 units subject to a two year vesting schedule with one half of the units vesting each year on the grant date anniversary. The recipient does not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipient becomes the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.
A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	2018
	Shares	Weighted Average Grant Date Fair Value
Unvested, January 1, 2018	5,662	$11.76
Granted	8,989	18.50
Vested	(7,339)	13.90
Forfeited	(209)	17.03
Unvested, December 31, 2018	7,103	$17.93
At December 31, 2018, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $64 thousand. This expense is expected to be recognized through 2020. Compensation expense related to restricted stock unit awards recognized for the years ended December 31, 2018 and 2017 totaled $127 thousand and $69 thousand, respectively.
Note 23. Revenue Recognition
On January 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606" and all subsequent ASUs that modified Topic 606. As stated in Note 1, the implementation of the new standard did not have a material impact on the measurement and recognition of revenue.
Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, financial guarantees, and sales of financial instruments are similarly excluded from the scope. The guidance is applicable to noninterest revenue streams such as service charges on deposit accounts, ATM and check card fees, wealth management fees, and fees for other customer services. Noninterest revenue streams within the scope of Topic 606 are discussed below.
Service charges on deposit accounts
Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, and other deposit account related fees. The Company's performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers' accounts. Overdraft and nonsufficient funds fees and other deposit account related fees are transactional based, and therefore, the Company's performance obligation is satisfied, and related revenue recognized, at a point in time.
ATM and check card fees
ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. ATM fees are transactional based, and therefore, the Company's performance obligation is satisfied, and related revenue recognized, at a point in time. Check card fees are primarily comprised of interchange fee income. Interchange fees are earned whenever the Company's debit cards are processed through card payment networks, such as Visa. The Company's performance obligation for interchange fee income is largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. In compliance with Topic 606, debit card fee income is presented net of associated expense.
Wealth management fees
Wealth management fees are primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company's performance obligation is generally satisfied over time and the resulting fees are primarily recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month-end through a direct charge to customers' accounts. Estate management fees are based upon the size of the estate. Revenue for estate management fees are recorded periodically, according to a fee schedule, and are based on the services that have been provided.
Fees for other customer services
Fees for other customer services include check ordering charges, merchant services income, safe deposit box rental fees, and other service charges. Check ordering charges are transactional based, and therefore, the Company's performance obligation is satisfied, and related revenue recognized, at a point in time. Merchant services income mainly represent fees charged to merchants to process their debit and credit card transactions. The Company's performance obligation for merchant services income is largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.
The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Noninterest Income
Service charges on deposit accounts	$3,178	$3,028
ATM and check card fees	2,256	2,140
Wealth management fees	1,682	1,447
Fees for other customer services	601	570
Noninterest income (in-scope of Topic 606)	$7,717	$7,185
Noninterest income (out-of-scope of Topic 606)	1,440	1,107
Total noninterest income	$9,157	$8,292

Note 24. Parent Company Only Financial Statements
FIRST NATIONAL CORPORATION
(Parent Company Only)
Balance Sheets
December 31, 2018 and 2017
(in thousands)

	2018	2017
Assets
Cash	$12,257	$9,964
Investment in subsidiaries, at cost, plus undistributed net income	68,357	62,094
Other assets	314	327
Total assets	$80,928	$72,385
Liabilities and Shareholders’ Equity
Subordinated debt	$4,965	$4,948
Junior subordinated debt	9,279	9,279
Other liabilities	10	4
Total liabilities	$14,254	$14,231
Preferred stock	$—	$—
Common stock	6,197	6,182
Surplus	7,471	7,260
Retained earnings	54,814	45,670
Accumulated other comprehensive loss, net	(1,808)	(958)
Total shareholders’ equity	$66,674	$58,154
Total liabilities and shareholders’ equity	$80,928	$72,385

FIRST NATIONAL CORPORATION
(Parent Company Only)
Statements of Income
Years Ended December 31, 2018 and 2017
(in thousands)

	2018	2017
Income
Dividends from subsidiary	$4,000	$5,500
Other income	—	13
Total income	$4,000	$5,513
Expense
Interest expense	$757	$663
Marketing	—	13
Supplies	3	3
Legal and professional fees	143	113
Data processing	43	62
Management fee-subsidiary	284	265
Other expense	8	8
Total expense	$1,238	$1,127
Income before allocated tax benefits and undistributed income of subsidiary	$2,762	$4,386
Allocated income tax benefit	260	379
Income before equity in undistributed income of subsidiary	$3,022	$4,765
Equity in undistributed income of subsidiary	7,113	1,683
Net income	$10,135	$6,448

FIRST NATIONAL CORPORATION
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2018 and 2017
(in thousands)

	2018	2017
Cash Flows from Operating Activities
Net income	$10,135	$6,448
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(7,113)	(1,683)
Amortization of debt issuance costs	17	18
Decrease (increase) in other assets	13	(3)
Increase (decrease) in other liabilities	6	(1)
Net cash provided by operating activities	$3,058	$4,779
Cash Flows from Financing Activities
Cash dividends paid on common stock, net of reinvestment	$(929)	$(646)
Net proceeds from issuance of common stock	189	141
Repurchase of common stock	(25)	—
Net cash used in financing activities	$(765)	$(505)
Increase in cash and cash equivalents	$2,293	$4,274
Cash and Cash Equivalents
Beginning	9,964	5,690
Ending	$12,257	$9,964

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
The Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company's disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information required to be set forth in the Company's periodic reports.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on the assessment, management believes that, as of December 31, 2018, the Company's internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Company's internal control over financial reporting is included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.
Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting during the Company's fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item is set forth under the headings “Election of Directors – Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” “Committees” and “Director Selection Process” in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders (the Proxy Statement), which information is incorporated herein by reference.

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
101
The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

	(b)	Exhibits

See Item 15(a)(3) above.

	(c)	Financial Statement Schedules

See Item 15(a)(2) above.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:	/s/ Scott C. Harvard

President and Chief Executive Officer
(on behalf of the registrant and as principal executive officer)

Date:	March 14, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott C. Harvard	Date:	March 14, 2019
President & Chief Executive Officer Director
(principal executive officer)

/s/ M. Shane Bell	Date:	March 14, 2019
Executive Vice President & Chief Financial Officer
(principal financial officer and principal accounting officer)

/s/ Elizabeth H. Cottrell	Date:	March 14, 2019
Chairman of the Board of Directors

/s/ Gerald F. Smith, Jr.	Date:	March 14, 2019
Vice Chairman of the Board of Directors

/s/ Jason C. Aikens	Date:	March 14, 2019
Director

/s/ Emily Marlow Beck	Date:	March 14, 2019
Director

/s/ Boyce E. Brannock	Date:	March 14, 2019
Director

/s/ W. Michael Funk	Date:	March 14, 2019
Director

/s/ James R. Wilkins, III	Date:	March 14, 2019
Director