Form 10-Q
period 2019-03-31
FIRST NATIONAL CORP /VA/
filed 2019-05-09
CIK 719402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $1.25 per share	FXNC	The Nasdaq Stock Market LLC
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 9, 2019, 4,963,487 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST NATIONAL CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited) March 31, 2019	December 31, 2018*
Assets
Cash and due from banks	$10,862	$13,378
Interest-bearing deposits in banks	31,833	15,240
Securities available for sale, at fair value	121,202	99,857
Securities held to maturity, at amortized cost (fair value, 2019, $19,190; 2018, $42,394)	19,489	43,408
Restricted securities, at cost	1,701	1,688
Loans held for sale	200	419
Loans, net of allowance for loan losses, 2019, $4,946; 2018, $5,009	545,529	537,847
Premises and equipment, net	20,282	20,066
Accrued interest receivable	2,143	2,113
Bank owned life insurance	17,094	13,991
Core deposit intangibles, net	382	472
Other assets	4,361	4,490
Total assets	$775,078	$752,969

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$189,261	$181,964
Savings and interest-bearing demand deposits	377,673	369,383
Time deposits	117,290	119,219
Total deposits	$684,224	$670,566
Other borrowings	5,000	—
Subordinated debt	4,969	4,965
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	1,878	1,485
Total liabilities	$705,350	$686,295
Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2019, 4,963,487 shares; 2018, 4,957,694 shares	6,204	6,197
Surplus	7,515	7,471
Retained earnings	56,629	54,814
Accumulated other comprehensive loss, net	(620)	(1,808)
Total shareholders’ equity	$69,728	$66,674
Total liabilities and shareholders’ equity	$775,078	$752,969
*Derived from audited consolidated financial statements.
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2019	March 31, 2018
Interest and Dividend Income
Interest and fees on loans	$6,996	$6,305
Interest on deposits in banks	110	160
Interest and dividends on securities:
Taxable interest	737	680
Tax-exempt interest	156	145
Dividends	24	22
Total interest and dividend income	$8,023	$7,312
Interest Expense
Interest on deposits	$922	$590
Interest on subordinated debt	89	89
Interest on junior subordinated debt	111	86
Interest on other borrowings	2	—
Total interest expense	$1,124	$765
Net interest income	$6,899	$6,547
Provision for loan losses	—	100
Net interest income after provision for loan losses	$6,899	$6,447
Noninterest Income
Service charges on deposit accounts	$701	$762
ATM and check card fees	517	519
Wealth management fees	437	407
Fees for other customer services	175	153
Income from bank owned life insurance	103	559
Net gains on sale of loans	22	9
Other operating income	30	224
Total noninterest income	$1,985	$2,633
Noninterest Expense
Salaries and employee benefits	$3,443	$3,383
Occupancy	438	400
Equipment	420	423
Marketing	141	109
Supplies	73	80
Legal and professional fees	241	191
ATM and check card expense	216	203
FDIC assessment	69	82
Bank franchise tax	130	115
Telecommunications expense	83	36
Data processing expense	173	162
Postage expense	48	61
Amortization expense	90	131
Other real estate owned income, net	—	(23)
Other operating expense	533	513
Total noninterest expense	$6,098	$5,866
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Continued)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2019	March 31, 2018
Income before income taxes	$2,786	$3,214
Income tax expense	525	527
Net income	$2,261	$2,687
Earnings per common share
Basic	$0.46	$0.54
Diluted	$0.46	$0.54
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income	$2,261	$2,687
Other comprehensive income (loss), net of tax,
Unrealized holding gains (losses) on available for sale securities, net of tax $407 and ($229), respectively	1,528	(862)
Unrealized holding losses on securities transferred from held to maturity to available for sale, net of tax ($91) and $0, respectively	(340)	—
Pension liability adjustment, net of tax $0 and ($27), respectively	—	(99)
Total other comprehensive income (loss)	1,188	(961)
Total comprehensive income	$3,449	$1,726
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities
Net income	$2,261	$2,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	337	345
Amortization of core deposit intangibles	90	131
Amortization of debt issuance costs	4	4
Origination of loans held for sale	(1,602)	(192)
Proceeds from sale of loans held for sale	1,843	571
Net gains on sales of loans held for sale	(22)	(9)
Provision for loan losses	—	100
Net gains on sale of other real estate owned	—	(24)
Increase in cash value of bank owned life insurance	(103)	(91)
Accretion of discounts and amortization of premiums on securities, net	138	138
Accretion of premium on time deposits	(16)	(22)
Stock-based compensation	43	70
Excess tax benefits on stock-based compensation	(2)	(7)
Deferred income tax (benefit) expense	(16)	37
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(30)	47
(Increase) decrease in other assets	(170)	1,394
Increase (decrease) in accrued expenses and other liabilities	394	(743)
Net cash provided by operating activities	$3,149	$4,436
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$3,990	$3,052
Proceeds from maturities, calls, and principal payments of securities held to maturity	452	1,368
Purchases of securities available for sale	(502)	(8,676)
Net purchase of restricted securities	(13)	(20)
Purchase of premises and equipment	(553)	(287)
Proceeds from sale of other real estate owned	—	350
Purchase of bank owned life insurance	(3,000)	—
Proceeds from cash value of bank owned life insurance	—	347
Net (increase) decrease in loans	(7,682)	1,111
Net cash used in investing activities	$(7,308)	$(2,755)
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$15,587	$25,461
Net (decrease) increase in time deposits	(1,913)	2,406
Net increase in other borrowings	5,000	—
Cash dividends paid on common stock, net of reinvestment	(418)	(233)
Repurchase of common stock	(20)	(24)
Net cash provided by financing activities	$18,236	$27,610
Increase in cash and cash equivalents	$14,077	$29,291
Cash and Cash Equivalents
Beginning	$28,618	$39,986
Ending	$42,695	$69,277
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,123	$779
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains (losses) on securities available for sale	$1,935	$(1,091)
Unrealized losses on securities transferred from held to maturity to available for sale	$(431)	$—
Fair value of securities transferred from held to maturity to available for sale	$23,036	$—
Change in pension liability	$—	$(126)
Issuance of common stock, dividend reinvestment plan	$28	$15
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$6,182	$7,260	$45,670	$(958)	$58,154
Net income	—	—	2,687	—	2,687
Other comprehensive loss	—	—	—	(961)	(961)
Cash dividends on common stock ($0.05 per share)	—	—	(248)	—	(248)
Stock-based compensation	—	70	—	—	70
Issuance of 851 shares common stock, dividend reinvestment plan	1	14	—	—	15
Issuance of 7,339 shares common stock, stock incentive plan	9	(9)	—	—	—
Repurchase of 1,317 shares of common stock, stock incentive plan	(1)	(23)	—	—	(24)
Balance, March 31, 2018	$6,191	$7,312	$48,109	$(1,919)	$59,693

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	$6,197	$7,471	$54,814	$(1,808)	$66,674
Net income	—	—	2,261	—	2,261
Other comprehensive income	—	—	—	1,188	1,188
Cash dividends on common stock ($0.09 per share)	—	—	(446)	—	(446)
Stock-based compensation	—	43	—	—	43
Issuance of 1,397 shares common stock, dividend reinvestment plan	2	26	—	—	28
Issuance of 5,402 shares common stock, stock incentive plan	7	(7)	—	—	—
Repurchase of 1,006 shares of common stock, stock incentive plan	(2)	(18)	—	—	(20)
Balance, March 31, 2019	$6,204	$7,515	$56,629	$(620)	$69,728
See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2019 and December 31, 2018, the statements of income and comprehensive income for the three months ended March 31, 2019 and 2018 and the cash flows and changes in shareholders’ equity for the three months ended March 31, 2019 and 2018. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Adoption of New Accounting Standards

On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach does not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases.”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements.”) Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The adoption of this standard did not have a material effect on the Company's consolidated financial statements. For further information about the Company's leases, see Note 16.

On January 1, 2019, the Company adopted ASU No. 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in ASU 2017-08 shorten the amortization period for certain callable debt securities purchased at a premium. Under the new guidance, premiums on these qualifying callable debt securities are amortized to the earliest call date. Discounts on purchased debt securities continue to be accreted to maturity. The adoption of this standard did not have a material effect on the Company's consolidated financial statements and no cumulative effect adjustment was recorded.

On January 1, 2019, the Company adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in ASU 2017-12 modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments were simplified upon implementation of this updated. The new guidance also provides for a reclassification of certain debt securities from held to maturity to available for sale if the security is eligible to be hedged using the last-of-layer method. Any unrealized gain or loss existing at the time of transfer is recorded in accumulated comprehensive income or loss. As a permitted activity, the reclassification of securities will not taint future held to maturity classification so long as the securities transferred are eligible to be hedged under the last-of-layer method. Accordingly, on January 1, 2019, the Company reclassified eligible held to maturity securities with amortized costs totaling $23.4 million as available for sale. The unrealized loss associated with the reclassified securities totaled $431 thousand and was included in the Company's accumulated other comprehensive loss on the date of reclassification.

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has formed a committee to address the compliance requirements of this ASU, which has analyzed gathered data, definined loan pools and segments, and selected methods for applying the concepts included in this ASU. The Company is in the process of testing selected models, building policy and processing documentation, modeling the impact of the ASU on the capital and strategic plans, performing model validation, and finalizing policies and procedures. This guidance may result in material changes in the Company's accounting for credit losses of financial instruments.

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$96,345	$295	$(1,074)	$95,566
Obligations of states and political subdivisions	25,643	153	(160)	25,636
Total securities available for sale	$121,988	$448	$(1,234)	$121,202
Securities held to maturity:
U.S. agency and mortgage-backed securities	$14,193	$—	$(332)	$13,861
Obligations of states and political subdivisions	3,796	22	(2)	3,816
Corporate debt securities	1,500	13	—	1,513
Total securities held to maturity	$19,489	$35	$(334)	$19,190
Total securities	$141,477	$483	$(1,568)	$140,392

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$86,944	$44	$(2,066)	$84,922
Obligations of states and political subdivisions	15,203	31	(299)	14,935
Total securities available for sale	$102,147	$75	$(2,365)	$99,857
Securities held to maturity:
U.S. agency and mortgage-backed securities	$27,420	$—	$(869)	$26,551
Obligations of states and political subdivisions	14,488	20	(174)	14,334
Corporate debt securities	1,500	9	—	1,509
Total securities held to maturity	$43,408	$29	$(1,043)	$42,394
Total securities	$145,555	$104	$(3,408)	$142,251

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2019 and December 31, 2018, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	March 31, 2019
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$369	$(2)	$60,381	$(1,072)	$60,750	$(1,074)
Obligations of states and political subdivisions	—	—	8,793	(160)	8,793	(160)
Total securities available for sale	$369	$(2)	$69,174	$(1,232)	$69,543	$(1,234)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$—	$—	$13,861	$(332)	$13,861	$(332)
Obligations of states and political subdivisions	—	—	761	(2)	761	(2)
Total securities held to maturity	$—	$—	$14,622	$(334)	$14,622	$(334)
Total securities	$369	$(2)	$83,796	$(1,566)	$84,165	$(1,568)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$26,350	$(215)	$49,652	$(1,851)	$76,002	$(2,066)
Obligations of states and political subdivisions	3,761	(25)	5,127	(274)	8,888	(299)
Total securities available for sale	$30,111	$(240)	$54,779	$(2,125)	$84,890	$(2,365)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$—	$—	$26,551	$(869)	$26,551	$(869)
Obligations of states and political subdivisions	5,326	(37)	6,115	(137)	11,441	(174)
Total securities held to maturity	$5,326	$(37)	$32,666	$(1,006)	$37,992	$(1,043)
Total securities	$35,437	$(277)	$87,445	$(3,131)	$122,882	$(3,408)
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

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2019, there were sixty-six out of ninety U.S. agency and mortgage-backed securities and twenty-six out of eighty-two obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.2 years at March 31, 2019. At December 31, 2018, there were eighty-three out of ninety U.S. agency and mortgage-backed securities and fifty-six out of eighty-two obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2018. The weighted-average re-pricing term of the portfolio was 4.6 years at December 31, 2018. The unrealized losses at March 31, 2019 in the U.S. agency and mortgage-backed securities portfolio and the obligations of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at March 31, 2019 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,836	$1,844	$185	$185
Due after one year through five years	9,009	8,992	4,179	4,159
Due after five years through ten years	27,051	27,048	4,586	4,565
Due after ten years	84,092	83,318	10,539	10,281
	$121,988	$121,202	$19,489	$19,190
On January 1, 2019, the Company adopted ASU No. 2017-12 and reclassified eligible securities with a fair value of $23.0 million from the held to maturity portfolio to the available for sale portfolio. The unrealized loss associated with the reclassified securities totaled $431 thousand on the date of reclassification. The securities were reclassified to provide the Company with opportunities to maximize asset utilization.
Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019, and no impairment has been recognized.

The composition of restricted securities at March 31, 2019 and December 31, 2018 was as follows (in thousands):

	March 31, 2019	December 31, 2018
Federal Home Loan Bank stock	$776	$763
Federal Reserve Bank stock	875	875
Community Bankers’ Bank stock	50	50
	$1,701	$1,688

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at March 31, 2019 and December 31, 2018 are summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Real estate loans:
Construction and land development	$48,948	$45,867
Secured by 1-4 family residential	217,527	215,945
Other real estate loans	221,396	219,553
Commercial and industrial loans	46,045	44,605
Consumer and other loans	16,559	16,886
Total loans	$550,475	$542,856
Allowance for loan losses	(4,946)	(5,009)
Loans, net	$545,529	$537,847

Net deferred loan fees included in the above loan categories were $287 thousand and $274 thousand at March 31, 2019 and December 31, 2018, respectively. Consumer and other loans included $204 thousand and $275 thousand of demand deposit overdrafts at March 31, 2019 and December 31, 2018, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$—	$80	$80	$48,868	$48,948	$398	$—
Secured by 1-4 family residential	493	—	575	1,068	216,459	217,527	989	115
Other real estate loans	403	—	477	880	220,516	221,396	528	—
Commercial and industrial	54	2	2	58	45,987	46,045	—	2
Consumer and other loans	14	84	16	114	16,445	16,559	—	16
Total	$964	$86	$1,150	$2,200	$548,275	$550,475	$1,915	$133

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$88	$80	$—	$168	$45,699	$45,867	$327	$—
Secured by 1-4 family residential	747	393	423	1,563	214,382	215,945	663	—
Other real estate loans	145	36	2,207	2,388	217,165	219,553	1,985	222
Commercial and industrial	—	25	210	235	44,370	44,605	197	13
Consumer and other loans	90	—	—	90	16,796	16,886	—	—
Total	$1,070	$534	$2,840	$4,444	$538,412	$542,856	$3,172	$235

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
Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$48,151	$231	$566	$—	$48,948
Secured by 1-4 family residential	215,492	781	1,254	—	217,527
Other real estate loans	217,298	883	3,215	—	221,396
Commercial and industrial	46,018	15	12	—	46,045
Consumer and other loans	16,559	—	—	—	16,559
Total	$543,518	$1,910	$5,047	$—	$550,475

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$45,054	$235	$578	$—	$45,867
Secured by 1-4 family residential	214,089	924	932	—	215,945
Other real estate loans	213,681	900	4,972	—	219,553
Commercial and industrial	44,373	19	213	—	44,605
Consumer and other loans	16,886	—	—	—	16,886
Total	$534,083	$2,078	$6,695	$—	$542,856

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Loan Losses

The following tables present, as of March 31, 2019, December 31, 2018 and March 31, 2018, the total allowance for loan losses, the allowance by impairment methodology, and loans by impairment methodology (in thousands):

	March 31, 2019
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2018	$561	$895	$2,160	$464	$929	$5,009
Charge-offs	—	(49)	—	—	(179)	(228)
Recoveries	50	2	—	2	111	165
Provision for (recovery of) loan losses	(6)	(82)	115	26	(53)	—
Ending Balance, March 31, 2019	$605	$766	$2,275	$492	$808	$4,946
Ending Balance:
Individually evaluated for impairment	71	23	35	—	—	129
Collectively evaluated for impairment	534	743	2,240	492	808	4,817
Loans:
Ending Balance	$48,948	$217,527	$221,396	$46,045	$16,559	$550,475
Individually evaluated for impairment	398	990	787	—	—	2,175
Collectively evaluated for impairment	48,550	216,537	220,609	46,045	16,559	548,300

	December 31, 2018
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2017	$414	$775	$2,948	$418	$771	$5,326
Charge-offs	—	(55)	—	(10)	(1,104)	(1,169)
Recoveries	—	13	5	8	226	252
Provision for (recovery of) loan losses	147	162	(793)	48	1,036	600
Ending Balance, December 31, 2018	$561	$895	$2,160	$464	$929	$5,009
Ending Balance:
Individually evaluated for impairment	71	172	—	—	—	243
Collectively evaluated for impairment	490	723	2,160	464	929	4,766
Loans:
Ending Balance	$45,867	$215,945	$219,553	$44,605	$16,886	$542,856
Individually evaluated for impairment	327	663	2,249	197	—	3,436
Collectively evaluated for impairment	45,540	215,282	217,304	44,408	16,886	539,420

Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2018
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2017	$414	$775	$2,948	$418	$771	$5,326
Charge-offs	—	(2)	—	(8)	(196)	(206)
Recoveries	—	3	1	1	47	52
Provision for (recovery of) loan losses	(18)	2	18	40	58	100
Ending Balance, March 31, 2018	$396	$778	$2,967	$451	$680	$5,272
Ending Balance:
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	396	778	2,967	451	680	5,272
Loans:
Ending Balance	$33,941	$208,338	$222,352	$39,253	$17,052	$520,936
Individually evaluated for impairment	874	1,332	1,263	61	—	3,530
Collectively evaluated for impairment	33,067	207,006	221,089	39,192	17,052	517,406

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans and the related allowance at March 31, 2019, December 31, 2018 and March 31, 2018, were as follows (in thousands):

	March 31, 2019
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$412	$—	$398	$398	$71	$326	$1
Secured by 1-4 family	1,055	836	154	990	23	661	2
Other real estate loans	792	752	35	787	35	1,329	7
Commercial and industrial	—	—	—	—	—	90	—
Total	$2,259	$1,588	$587	$2,175	$129	$2,406	$10

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$336	$—	$327	$327	$71	$758	$12
Secured by 1-4 family	720	356	307	663	172	966	22
Other real estate loans	2,290	2,249	—	2,249	—	1,585	51
Commercial and industrial	200	197	—	197	—	146	—
Total	$3,546	$2,802	$634	$3,436	$243	$3,455	$85

	March 31, 2018
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$992	$874	$—	$874	$—	$1,257	$13
Secured by 1-4 family	1,417	1,332	—	1,332	—	1,299	15
Other real estate loans	1,464	1,263	—	1,263	—	1,274	19
Commercial and industrial	74	61	—	61	—	64	1
Total	$3,947	$3,530	$—	$3,530	$—	$3,894	$48

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

As of March 31, 2019, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $649 thousand. At March 31, 2019, $259 thousand of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $467 thousand in TDRs at December 31, 2018, $264 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to

Notes to Consolidated Financial Statements (Unaudited)

minimize the economic loss and to avoid foreclosure or repossession of the collateral. There was one loan secured by 1-4 family residential real estate modified as a TDR during the three month period ended March 31, 2019 because the loan was extended with terms considered to be below market. The TDR described above did not have an impact on the allowance for loan losses at March 31, 2019. There were no loans modified under TDRs during the three month period ended March 31, 2018.
For the three months ended March 31, 2019 and 2018, there were no troubled debt restructurings that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.
Note 5. Other Real Estate Owned (OREO)

Changes in the balance for OREO are as follows (in thousands):

	Three Months Ended	Year Ended
	March 31, 2019	December 31, 2018
Balance at the beginning of year, gross	$—	$326
Transfers in	—	68
Sales proceeds	—	(416)
Gain on disposition	—	22
Balance at the end of period, gross	$—	$—
Less: valuation allowance	—	—
Balance at the end of period, net	$—	$—
There were no residential real estate properties included in the ending OREO balances above at March 31, 2019 and December 31, 2018. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $149 thousand as of March 31, 2019.

The Bank did not have any expenses applicable to OREO for the three months ended March 31, 2019. Net expenses applicable to OREO, other than the provision for losses, were $1 thousand for the three months ended March 31, 2018 and $2 thousand for the year ended December 31, 2018.

Note 6. Other Borrowings

The Company had an unsecured line of credit totaling $5.0 million with a non-affiliated bank at March 31, 2019. Borrowings on the line of credit totaled $5.0 million at March 31, 2019. The interest rate on the line of credit floats at Wall Street Journal Prime Rate plus 0.25% and matures on March 28, 2025.

The Bank had unused lines of credit totaling $142.7 million and $128.5 million available with non-affiliated banks at March 31, 2019 and December 31, 2018, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $85.9 million at March 31, 2019. The Bank had collateral pledged on the borrowing line at March 31, 2019 and December 31, 2018 including real estate loans totaling $122.8 million and $110.8 million, respectively, and Federal Home Loan Bank stock with a book value of $776 thousand and $763 thousand, respectively. The Bank did not have borrowings from the FHLB at March 31, 2019 and December 31, 2018.

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
The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015, with full compliance of all the requirements phased in over a multi-year schedule, and became fully phased in January 1, 2019. As part of the new requirements, the common equity Tier 1 capital ratio is calculated and utilized in the assessment of capital for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer has been phased-in over four years, which began on January 1, 2016 and was fully implemented on January 1, 2019.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of March 31, 2019 and December 31, 2018, that the Bank met all capital adequacy requirements to which it is subject.
As of March 31, 2019, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
A comparison of the capital of the Bank at March 31, 2019 and December 31, 2018 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Total Capital (to Risk-Weighted Assets)	$80,780	14.49%	$44,598	8.00%	$55,747	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$75,834	13.60%	$33,448	6.00%	$44,598	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$75,834	13.60%	$25,086	4.50%	$36,236	6.50%
Tier 1 Capital (to Average Assets)	$75,834	10.01%	$30,302	4.00%	$37,877	5.00%
December 31, 2018
Total Capital (to Risk-Weighted Assets)	$74,697	13.62%	$43,859	8.00%	$54,824	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$69,688	12.71%	$32,894	6.00%	$43,859	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$69,688	12.71%	$24,671	4.50%	$35,635	6.50%
Tier 1 Capital (to Average Assets)	$69,688	9.26%	$30,100	4.00%	$37,625	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. The buffer began applying to the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%. Accordingly, the Bank was required to maintain a capital conservation buffer of 2.50% and 1.875% at March 31, 2019 and December 31, 2018, respectively. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of March 31, 2019 and December 31, 2018, the capital conservation buffer of the Bank was 6.49% and 5.62%, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note qualifies as Tier 2 capital for regulatory capital purposes and at March 31, 2019, the total amount of subordinated debt issued was included in the Company’s Tier 2 capital. Unamortized debt issuance costs related to the Note were $31 thousand and $35 thousand at March 31, 2019 and December 31, 2018, respectively.
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
Note 9. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2019 and December 31, 2018 was 5.21% and 5.39%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.
On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2019 and December 31, 2018 was 4.40% and 4.00%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.
While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the junior subordinated debt may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total junior subordinated debt. The portion of the junior subordinated debt not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2019 and December 31, 2018, the total amount of junior subordinated debt issued by the Trusts was included in the Company’s Tier 1 capital.

Note 10. Benefit Plans
The Company maintains a 401(k) plan for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution based on years of service to participants who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two plan service years with the

Notes to Consolidated Financial Statements (Unaudited)

Company. The Company has the discretion to make a profit sharing contribution to the plan each year based on overall performance, profitability, and other economic factors. For the three months ended March 31, 2019 and 2018, expense attributable to the Plan amounted to $247 thousand and $233 thousand, respectively.
On March 15, 2019, the Company entered into supplemental executive retirement plans and participation agreements with three of its employees. The retirement benefits are fixed and provide for retirement benefits payable in 180 monthly installments. The contribution expense is solely funded by the Company and totaled $23 thousand for the first quarter of 2019.
See Note 13 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information about the Company’s benefit plans.

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

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 (dollars in thousands, except per share data):

	Three Months Ended
	March 31, 2019	March 31, 2018
(Numerator):
Net income	$2,261	$2,687
(Denominator):
Weighted average shares outstanding – basic	4,960,264	4,949,112
Potentially dilutive common shares – restricted stock units	3,870	3,261
Weighted average shares outstanding – diluted	4,964,134	4,952,373
Income per common share
Basic	$0.46	$0.54
Diluted	$0.46	$0.54
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

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands).

		Fair Value Measurements at March 31, 2019
Description	Balance as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$95,566	$—	$95,566	$—
Obligations of states and political subdivisions	25,636	—	25,636	—
	$121,202	$—	$121,202	$—

		Fair Value Measurements at December 31, 2018
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$84,922	$—	$84,922	$—
Obligations of states and political subdivisions	14,935	—	14,935
	$99,857	$—	$99,857	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2019 and the year ended December 31, 2018.

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

Notes to Consolidated Financial Statements (Unaudited)

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
The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at March 31, 2019
Description	Balance as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$458	$—	$—	$458

		Fair Value Measurements at December 31, 2018
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$391	$—	$—	$391

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Impaired loans, net	$458	Property appraisals	Selling cost	10%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Impaired loans, net	$391	Property appraisals	Selling cost	10%
Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018 are as follows (in thousands):

Notes to Consolidated Financial Statements (Unaudited)

		Fair Value Measurements at March 31, 2019 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$42,695	$42,695	$—	$—	$42,695
Securities available for sale	121,202	—	121,202	—	121,202
Securities held to maturity	19,489	—	17,677	1,513	19,190
Restricted securities	1,701	—	1,701	—	1,701
Loans held for sale	200	—	200	—	200
Loans, net	545,529	—	—	541,176	541,176
Bank owned life insurance	17,094	—	17,094	—	17,094
Accrued interest receivable	2,143	—	2,143	—	2,143
Financial Liabilities
Deposits	$684,224	$—	$566,934	$115,492	$682,426
Other borrowings	5,000	—	—	5,000	5,000
Subordinated debt	4,969	—	—	5,127	5,127
Junior subordinated debt	9,279	—	—	9,464	9,464
Accrued interest payable	157	—	157	—	157

		Fair Value Measurements at December 31, 2018 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$28,618	$28,618	$—	$—	$28,618
Securities available for sale	99,857	—	99,857	—	99,857
Securities held to maturity	43,408	—	40,885	1,509	42,394
Restricted securities	1,688	—	1,688	—	1,688
Loans held for sale	419	—	419	—	419
Loans, net	537,847	—	—	528,643	528,643
Bank owned life insurance	13,991	—	13,991	—	13,991
Accrued interest receivable	2,113	—	2,113	—	2,113
Financial Liabilities
Deposits	$670,566	$—	$551,347	$117,220	$668,567
Subordinated debt	4,965	—	—	5,035	5,035
Junior subordinated debt	9,279	—	—	7,952	7,952
Accrued interest payable	139	—	139	—	139

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

Stock Awards

Whenever the Company deems it appropriate to grant a stock award, the recipient receives a specified number of unrestricted shares of employer stock. Stock awards may be made by the Company at its discretion without cash consideration and may be granted as settlement of a performance-based compensation award. The Company did not have compensation expense related to stock awards for the three months ended March 31, 2019 and 2018.
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

In the first quarter of 2019, 8,692 restricted stock units were granted to employees, with 1,235 units vesting immediately, 2,457 units subject to a two year vesting schedule with one half of the units vesting each year on the grant date anniversary, and 5,000 units subject to a five year vesting schedule will all of the units vesting on the fifth anniversary of the grant date. The recipient does not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipient becomes the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	Three Months Ended
	March 31, 2019
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	7,103	$17.93
Granted	8,692	19.56
Vested	(5,402)	17.99
Forfeited	—	—
Unvested, end of period	10,393	$19.26

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2019, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $188 thousand. This expense is expected to be recognized through 2024. Compensation expense related to restricted stock unit awards recognized for the three months ended March 31, 2019 and 2018 totaled $43 thousand and $70 thousand, respectively.
Note 14. Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(1,057)	$99	$(958)
Unrealized holding losses (net of tax, ($229))	(862)	—	(862)
Pension liability adjustment (net of tax, ($27))	—	(99)	(99)
Change during period	(862)	(99)	(961)
Balance at March 31, 2018	$(1,919)	$—	$(1,919)
Balance at December 31, 2018	$(1,808)	$—	$(1,808)
Unrealized holding gains (net of tax, $407)	1,528	—	1,528
Unrealized holding losses transferred from held to maturity to available for sale (net of tax, ($91))	(340)	—	(340)
Change during period	1,188	—	1,188
Balance at March 31, 2019	$(620)	$—	$(620)
The Company did not have any reclassifications from accumulated other comprehensive loss for the three month periods ended March 31, 2019 and 2018.
Note 15. Revenue Recognition
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

Notes to Consolidated Financial Statements (Unaudited)

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
The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Noninterest Income
Service charges on deposit accounts	$701	$762
ATM and check card fees	517	519
Wealth management fees	437	407
Fees for other customer services	175	153
Noninterest income (in-scope of Topic 606)	$1,830	$1,841
Noninterest income (out-of-scope of Topic 606)	155	792
Total noninterest income	$1,985	$2,633
Note 16. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)" and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU No. 2018-11 and did not adjust prior periods for ASC 842. There was no cumulative effect adjustment at adoption. The Company also elected certain practical expedients within the standard and did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. Prior to adoption, all of the Company's leases were classified as operating leases and remain operating leases at adoption. The implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $390 thousand for leases existing at the date of adoption.

Contracts that commence subsequent to adoption are evaluated to determine whether they are or contain a lease in accordance with Topic 842. The Company has elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components. The Company also elected, as provided by the standard, not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less. The Company has not entered into any new operating leases since adoption.

Notes to Consolidated Financial Statements (Unaudited)

Lease liabilities represent the Company's obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company's incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company's right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and, if applicable, prepaid rent, initial direct costs, and any incentives received from the lessor.

Lease payments
Lease payments for short-term leases are recognized as lease expense on a straight-line basis over the lease term, or for variable lease payments, in the period in which the obligation was incurred. Payments for leases with terms longer than twelve months are included in the determination of the lease liability. Payments may be fixed for the term of the lease or variable. If the lease agreement provides a known escalator, such as a specified percentage increase per year or a stated increase at a specified time, the variable payment is included in the cash flows used to determine the lease liability. If the variable payment is based upon an unknown escalator, such as the consumer price index at a future date, the increase is not included in the cash flows used to determine the lease liability. Three of the Company's leases provide known escalators that are included in the determination of the lease liability. The remaining leases do not have variable payments during the term of the lease.

Options to extend, residual value guarantees, and restrictions and covenants
Of the Company's six leases, five leases offer the option to extend the lease. The calculation of the lease liability includes the additional time and lease payments for options which the Company is reasonably certain it will exercise. None of the Company's leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following table presents the operating lease right-of-use asset and operating lease liability as of March 31, 2019 (in thousands):

	Classification in the Consolidated Balance Sheet	March 31, 2019
Operating lease right-of-use asset	Other assets	$360
Operating lease liability	Accrued interest payable and other liabilities	359

The following table presents the weighted average remaining operating lease term and the weighted average discount rate for operating leases as of March 31, 2019 (dollars in thousands):

March 31, 2019
Weighted average remaining lease term, in years	3.3
Weighted average discount rate	2.79%

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the components of operating lease expense and supplemental cash flow information for the three months ended March 31, 2019 (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Lease Expense
Operating lease expense	$33	$ N/A
Short-term lease expense	2	N/A
Total lease expense (1)	$35	$39

Cash paid for amounts included in lease liability	$34	$ N/A

(1)	Included in occupancy expense in the Company's consolidated statements of income.

The following table presents a maturity schedule of undiscounted cash flows that contribute to the operating lease liability as of March 31, 2019 (in thousands):

March 31, 2019
Nine months ending December 31, 2019	$102
Twelve months ending December 31, 2020	112
Twelve months ending December 31, 2021	89
Twelve months ending December 31, 2022	65
Twelve months ending December 31, 2023	8
Total undiscounted cash flows	$376
Less: discount	(17)
Operating lease liability	$359

The contracts in which the Company is lessee are with parties external to the Company and not related parties.

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

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Company’s customers’ ability to repay loans; and

•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2018.
Because of these and other uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at March 31, 2019 and statements of income of the Company for the three month periods ended March 31, 2019 and 2018 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2018. The statements of income for the three month period ended March 31, 2019 may not be indicative of the results to be achieved for the year.

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

The Bank’s products and services are delivered through 14 bank branch offices located throughout the Shenandoah Valley and central regions of Virginia, a loan production office, and a customer service center in a retirement village. The branch offices are comprised of 13 full service retail banking offices and one drive-thru express banking office. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2018. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.

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
Primary expense categories are salaries and employee benefits, which comprised 56% of noninterest expenses for the three month period ended March 31, 2019, followed by occupancy and equipment expense, which comprised 14% of noninterest expenses. Historically, the provision for loan losses has also been a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for loan losses.

Overview of Quarterly Financial Performance

Net income decreased by $426 thousand to $2.3 million, or $0.46 per basic and diluted share, for the three months ended March 31, 2019, compared to $2.7 million, or $0.54 per basic and diluted share, for the same period in 2018. Return on average assets was 1.21% and return on average equity was 13.47% for the first quarter of 2019, compared to 1.45% and 18.47%, respectively, for the same period in 2018.

The $426 thousand decrease in net income for the three month period ended March 31, 2019 resulted primarily from a $648 thousand, or 25%, decrease in noninterest income and a $232 thousand, or 4%, increase in noninterest expenses, compared to the same period of 2018. These unfavorable variances were partially offset by a $352 thousand, or 5%, increase in net interest income and a $100 thousand decrease in provision for loan losses.

Net interest income increased from a higher net interest margin and from higher average earning asset balances. Average earning asset balances increased 1%, and the net interest margin increased 18 basis points to 3.97% for the first quarter of 2019, compared to 3.79% for the same period in 2018. Noninterest income decreased primarily from lower service charges on deposit accounts, income from bank owned life insurance, and other operating income. Noninterest expense increased primarily from higher salaries and employee benefits expense, occupancy expense, legal and professional fees, and telecommunications expense. For a more detailed discussion of the Company's quarterly performance, see "Net Interest Income," "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Based on management's analysis and the supporting allowance for loan loss calculation, a provision for loan losses was not required during the first quarter of 2019. A provision for loan losses of $100 thousand was recorded during the first quarter of 2018. For a more detailed discussion of the provision for loan losses, see “Provision for Loan Losses” below.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding OREO income and amortization of intangibles, by the sum of net interest income on a tax-equivalent basis and noninterest income. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	Three Months Ended
	March 31, 2019	March 31, 2018
Noninterest expense	$6,098	$5,866
Add: other real estate owned income, net	—	23
Subtract: amortization of intangibles	(90)	(131)
	$6,008	$5,758
Tax-equivalent net interest income	$6,951	$6,596
Noninterest income	1,985	2,633
	$8,936	$9,229
Efficiency ratio	67.23%	62.39%
This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for both 2019 and 2018 is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands).

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended
	March 31, 2019	March 31, 2018
GAAP measures:
Interest income – loans	$6,996	$6,305
Interest income – investments and other	1,027	1,007
Interest expense – deposits	(922)	(590)
Interest expense – subordinated debt	(89)	(89)
Interest expense – junior subordinated debt	(111)	(86)
Interest expense – other borrowings	(2)	—
Total net interest income	$6,899	$6,547
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$11	$10
Tax benefit realized on non-taxable interest income – municipal securities	41	39
Total tax benefit realized on non-taxable interest income	$52	$49
Total tax-equivalent net interest income	$6,951	$6,596
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
In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At March 31, 2019, commitments to extend credit, stand-by letters of credit, and rate lock commitments totaled $112.8 million.

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

Net Interest Income

For the three months ended March 31, 2019, net interest income increased $352 thousand, or 5%, to $6.9 million, compared to $6.5 million for the first quarter of 2018. The increase resulted from a higher net interest margin and higher average earning asset balances. Average earning asset balances increased 1%, and the net interest margin increased 18 basis points to 3.97% for the quarter ended March 31, 2019, compared to 3.79% for the same period in 2018. The increase in the net interest margin resulted from a 38 basis point increase in the yield on total earning assets, which was partially offset by a 20 basis point increase in interest expense as a percent of average earning assets.

The higher yield on earning assets was attributable to an increase in yields on loans, securities, and interest-bearing deposits in banks, which all benefited from increases in market rates. The 29 basis point increase in the yield on loans had the largest impact on the increase in the yield on earning assets, when comparing the periods.

The increase in interest expense as a percent of average earning assets was primarily attributable to higher interest rates paid on deposits, which was impacted by higher short-term market rates and competition. The cost of interest-bearing checking accounts and money market accounts had the largest impact as their costs increased by 35 basis points and 48 basis points, respectively, when comparing the periods.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):
Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Securities:
Taxable	$115,089	$737	2.60%	$112,588	$680	2.45%
Tax-exempt (1)	26,576	197	3.02%	25,375	184	2.94%
Restricted	1,690	24	5.84%	1,571	22	5.55%
Total securities	$143,355	$958	2.71%	$139,534	$886	2.57%
Loans: (2)
Taxable	$541,096	$6,955	5.21%	$516,076	$6,266	4.92%
Tax-exempt (1)	4,659	52	4.51%	4,832	49	4.09%
Total loans	$545,755	$7,007	5.21%	$520,908	$6,315	4.92%
Federal funds sold	—	—	—%	1	—	1.52%
Interest-bearing deposits with other institutions	20,580	110	2.16%	44,504	160	1.46%
Total earning assets	$709,690	$8,075	4.61%	$704,947	$7,361	4.23%
Less: allowance for loan losses	(4,995)			(5,267)
Total non-earning assets	53,215			51,484
Total assets	$757,910			$751,164
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$159,559	$352	0.89%	$158,599	$212	0.54%
Regular savings	112,597	19	0.07%	124,842	23	0.08%
Money market accounts	101,598	293	1.17%	86,281	147	0.69%
Time deposits:
$100,000 and over	49,867	163	1.33%	48,225	110	0.92%
Under $100,000	68,775	94	0.55%	76,253	97	0.51%
Brokered	290	1	1.56%	561	1	0.70%
Total interest-bearing deposits	$492,686	$922	0.76%	$494,761	$590	0.48%
Federal funds purchased	—	—	—%	3	—	2.07%
Subordinated debt	4,967	89	7.24%	4,950	89	7.27%
Junior subordinated debt	9,279	111	4.85%	9,279	86	3.78%
Other borrowings	167	2	6.21%	—	—	—%
Total interest-bearing liabilities	$507,099	$1,124	0.90%	$508,993	$765	0.61%
Non-interest bearing liabilities
Demand deposits	180,856			181,581
Other liabilities	1,866			1,611
Total liabilities	$689,821			$692,185
Shareholders’ equity	68,089			58,979
Total liabilities and Shareholders’ equity	$757,910			$751,164
Net interest income		$6,951			$6,596
Interest rate spread			3.71%			3.62%
Cost of funds			0.66%			0.45%
Interest expense as a percent of average earning assets			0.64%			0.44%
Net interest margin			3.97%			3.79%

(1)
Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $52 thousand and $49 thousand for the three months ended March 31, 2019 and 2018, respectively.

(2)	Loans placed on a non-accrual status are reflected in the balances.

Provision for Loan Losses

The Bank did not record a provision for loan losses during the first quarter of 2019, which resulted in a total allowance for loan losses of $4.9 million, or 0.90% of total loans, at March 31, 2019. The Bank recorded a provision for loan losses of $100 thousand during the first quarter of 2018, which resulted in an allowance for loan losses of $5.3 million, or 1.01% of total loans, at March 31, 2018. The allowance for loan losses was $5.0 million, or 0.92% of total loans, at December 31, 2018.

For the quarter ended March 31, 2019, the Bank did not record a provision for loan losses as net charge-offs on loans and an increase in the general reserve component of the allowance for loan losses were offset by a decrease in the specific reserve component. Net charge-offs totaled $63 thousand for the first quarter of 2019, compared to $154 thousand of net charge-offs for the same period of 2018. The specific reserve decreased $114 thousand during the first quarter, primarily from improvements in collateral positions on impaired loans, principal payments received, and the resolution of certain impaired loans. The increase in the general reserve resulted primarily from the impact of $7.6 million of loan growth. The impact of loan growth on the general reserve was partially offset by improvements in the historical loss rate of the loan portfolio. There were no changes to qualitative adjustment factors during the first quarter.

The provision for loan losses recorded during the first quarter of 2018 resulted primarily from the $154 thousand of net charge-offs. The net charge-offs were partially offset by a decrease in the general reserve component of the allowance for loan losses due to improvements in the historical loss rate of the loan portfolio. There were no changes to the qualitative adjustment factors or the specific reserve component of the allowance for loan losses during the quarter.

Noninterest Income

Noninterest income decreased $648 thousand, or 25%, to $2.0 million for the three months ended March 31, 2019, compared to $2.6 million for the same period in 2018. The decrease in noninterest income was primarily attributable to a $61 thousand, or 8%, decrease in service charges on deposit accounts, a $456 thousand decrease in income from bank owned life insurance, and a $194 thousand decrease in other operating income. The decrease in service charges on deposit accounts was a result of lower overdraft revenue. The decrease in income from bank owned life insurance resulted from $469 thousand of life insurance benefits recorded during the first quarter of 2018 due to the death of an employee. The decrease in other operating income was primarily attributable to the termination of the pension plan and the subsequent distribution of plan assets in the prior year, which resulted in a one-time increase in other operating income of $126 thousand during the first quarter of 2018. These decreases were partially offset by a $30 thousand, or 7%, increase in wealth management fees, when comparing the periods. The increase in wealth management fees resulted primarily from higher balances of assets under management during the first quarter of 2019 compared to the same period one year ago.

Noninterest Expense

Noninterest expense increased $232 thousand, or 4%, to $6.1 million for the quarter ended March 31, 2019, compared to $5.9 million for the same period in 2018. The increase in noninterest expense was primarily attributable to a $60 thousand, or 2%, increase in salaries and employee benefits, a $38 thousand, or 10%, increase in occupancy expense, a $50 thousand, or 26%, increase in legal and professional fees, and a $47 thousand increase in telecommunications expense. The increase in salaries and employee benefits resulted primarily from annual increases to employee salaries. Occupancy expense increased primarily from expenses associated with the closing of a branch office and improvements to an existing branch office. The increase in legal and professional fees resulted primarily from an increase in investment advisory expense of the wealth management department and audit fees related to new requirements for internal controls over financial reporting. The increase in investment advisory expense correlated with the increase in wealth management revenue when comparing the periods. Telecommunications expense increased as a result of a refund of over-billed services that favorably impacted the first quarter of 2018. These increases were partially offset by a $41 thousand, or 31%, decrease in amortization expense. Amortization expense continued to decrease as a result of the accelerated amortization method of core deposit intangibles.

Income Taxes

Income tax expense decreased by $2 thousand for the first quarter of 2019 compared to the same period one year ago. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three month periods ended March 31, 2019 and 2018. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Financial Condition

General

Total assets increased by $22.1 million to $775.1 million at March 31, 2019, compared to $753.0 million at December 31, 2018. The increase was primarily attributable to a $16.6 million increase in interest-bearing deposits in banks and a $7.7 million increase in net loans.
At March 31, 2019, total liabilities increased by $19.1 million to $705.4 million, compared to $686.3 million at December 31, 2018. The increase was primarily attributable to a $13.7 million increase in total deposits and a $5.0 million increase in other borrowings. The increase in total deposits resulted from a $7.3 million increase in noninterest-bearing demand deposits and an $8.3 million increase in savings and interest-bearing deposits, which was partially offset by a $1.9 million decrease in time deposits.
Total shareholders' equity increased by $3.1 million to $69.7 million at March 31, 2019, compared to $66.7 million at December 31, 2018. The Company's capital ratios continue to exceed the minimum capital requirements for regulatory purposes.
Loans

Loans, net of the allowance for loan losses, increased $7.7 million to $545.5 million at March 31, 2019, compared to $537.8 million at December 31, 2018. Construction loans increased by $3.1 million during the first three months of 2019, followed by commercial real estate loans, residential real estate loans, and commercial and industrial loans that increased by $1.8 million, $1.6 million, and $1.4 million, respectively. These increases were partially offset by a $327 thousand decrease in consumer loans.
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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $133 thousand at March 31, 2019, compared to $235 thousand at December 31, 2018. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.
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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential, and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $2.2 million and $3.4 million at March 31, 2019 and December 31, 2018, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status, and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $649 thousand and $467 thousand in loans classified as TDRs as of March 31, 2019 and December 31, 2018, respectively.

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank did not have any assets classified as OREO at March 31, 2019 or December 31, 2018.

Non-performing assets totaled $1.9 million at March 31, 2019 and $3.2 million at December 31, 2018, representing 0.25% and 0.42% of total assets, respectively. Non-performing assets consisted only of non-accrual loans at March 31, 2019 and December 31, 2018.
At March 31, 2019, 52% of non-performing assets were residential real estate loans, 27% were commercial real estate loans, and 21% were construction and land development loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $3.1 million and $3.5 million at March 31, 2019 and December 31, 2018, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.
Loans greater than 90 days past due and still accruing totaled $133 thousand at March 31, 2019, which was comprised of three loans expected to pay all principal and interest amounts contractually due to the Bank and three purchased consumer loans. Consumer loans purchased at origination are charged-off when they are greater than 120 days past due. Loans that were greater than 90 days past due and still accruing totaled $235 thousand at December 31, 2018.
The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $4.9 million at March 31, 2019 and $5.0 million at December 31, 2018, representing 0.90% and 0.92% of total loans, respectively. For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.
Recoveries of loan losses of $6 thousand, $82 thousand, and $53 thousand were recorded in the construction and land development, 1-4 family residential, and consumer and other loan classes, respectively, during the three month period ended March 31, 2019. The recovery of loan losses in the construction and land development loan class resulted primarily from net recoveries of loans charged off in prior periods. The recovery of loan losses in the 1-4 family residential loan class resulted primarily from a decrease in the specific reserve. The decrease in the specific reserve for the 1-4 family residential loan class resulted from principal payments received and the resolution of certain impaired loans. The recovery of loan losses in the consumer and other loan class resulted primarily from the impact of a decrease in loan balances. These recoveries were offset by provision for loan losses totaling $141 thousand in the other real estate and commercial and industrial loan classes. For more detailed information regarding the provision for loan losses, see Note 4 to the Consolidated Financial Statements.
Impaired loans totaled $2.2 million and $3.4 million at March 31, 2019 and December 31, 2018, respectively. The related allowance for loan losses provided for these loans totaled $129 thousand and $243 thousand at March 31, 2019 and December 31, 2018, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2019 and the year ended December 31, 2018 was $2.4 million and $3.5 million, respectively. Included in the impaired loans total are loans classified as TDRs totaling $649 thousand and $467 thousand at March 31, 2019 and December 31, 2018, respectively. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of March 31, 2019, $259 thousand of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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
Securities at March 31, 2019 totaled $142.4 million, a decrease of $2.6 million, or 2%, from $145.0 million at December 31, 2018. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of March 31, 2019, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $448 thousand and $75 thousand at March 31, 2019 and December 31, 2018, respectively. Gross unrealized losses in the available for sale portfolio totaled $1.2 million and $2.4 million at March 31, 2019 and December 31, 2018, respectively. Gross unrealized gains in the held to maturity portfolio totaled $35 thousand and $29 thousand at March 31, 2019 and December 31, 2018, respectively. Gross unrealized losses in the held to maturity portfolio totaled $334 thousand and $1.0 million at March 31, 2019 and December 31, 2018, respectively. Investments in an unrealized loss position were considered temporarily impaired at March 31, 2019 and December 31, 2018. The change in the unrealized gains and losses of investment securities from December 31, 2018 to March 31, 2019 was related to changes in market interest rates and was not related to credit concerns of the issuers.

Deposits

At March 31, 2019, deposits totaled $684.2 million, an increase of $13.7 million, from $670.6 million at December 31, 2018. There was a slight change in the deposit mix when comparing the periods. At March 31, 2019, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 28%, 55%, and 17% of total deposits, respectively, compared to 27%, 55%, and 18% at December 31, 2018.

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
At March 31, 2019, cash, interest-bearing and noninterest-bearing deposits with banks, securities, and loans maturing within one year totaled $123.3 million. At March 31, 2019, 14% or $78.5 million of the loan portfolio matures within one year. Non-deposit sources of available funds totaled $142.7 million at March 31, 2019, which included $85.9 million available from Federal Home Loan Bank of Atlanta (FHLB), $45.0 million of unsecured federal funds lines of credit with other correspondent banks, and $11.8 million available through the Federal Reserve Discount Window.

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
The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer was phased-in over four years and, as fully implemented on January 1, 2019, requires a buffer of 2.5% of risk-weighted assets. This results in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of March 31, 2019 and December 31, 2018, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.
The following table shows the Bank’s regulatory capital ratios at March 31, 2019:

First Bank
Total capital to risk-weighted assets	14.49%
Tier 1 capital to risk-weighted assets	13.60%
Common equity Tier 1 capital to risk-weighted assets	13.60%
Tier 1 capital to average assets	10.01%
Capital conservation buffer ratio(1)	6.49%

(1)
Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of March 31, 2019 and December 31, 2018.
Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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
Commitments to extend credit, which amounted to $98.4 million at March 31, 2019, and $91.1 million at December 31, 2018, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.
Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.
Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2019 and December 31, 2018, the Bank had $10.0 million and $9.9 million in outstanding standby letters of credit, respectively.
At March 31, 2019, the Bank had $4.4 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

10.1	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.2
Supplemental Executive Retirement Plan, dated March 15, 2019, for the benefit of Scott C. Harvard (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.3
Supplemental Executive Retirement Plan, dated March 15, 2019, for the benefit of Dennis A. Dysart (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

10.4
Supplemental Executive Retirement Plan, dated March 15, 2019, for the benefit of M. Shane Bell (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2019).

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101
The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	May 9, 2019
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	May 9, 2019
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer