Form 10-Q
period 2019-09-30
FIRST NATIONAL CORP /VA/
filed 2019-11-08
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 8, 2019, 4,968,277 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	September 30,	December 31,
	2019	2018*
Assets
Cash and due from banks	$11,885	$13,378
Interest-bearing deposits in banks	18,488	15,240
Securities available for sale, at fair value	114,568	99,857
Securities held to maturity, at amortized cost (fair value, 2019, $18,259; 2018, $42,394)	18,222	43,408
Restricted securities, at cost	1,806	1,688
Loans held for sale	1,098	419
Loans, net of allowance for loan losses, 2019, $4,912; 2018, $5,009	566,341	537,847
Premises and equipment, net	19,946	20,066
Accrued interest receivable	2,053	2,113
Bank owned life insurance	17,324	13,991
Core deposit intangibles, net	231	472
Other assets	5,231	4,490
Total assets	$777,193	$752,969

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$189,797	$181,964
Savings and interest-bearing demand deposits	376,047	369,383
Time deposits	119,777	119,219
Total deposits	$685,621	$670,566
Subordinated debt	4,978	4,965
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	1,999	1,485
Total liabilities	$701,877	$686,295
Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2019, 4,968,277 shares; 2018, 4,957,694 shares	6,210	6,197
Surplus	7,648	7,471
Retained earnings	60,314	54,814
Accumulated other comprehensive income (loss), net	1,144	(1,808)
Total shareholders’ equity	$75,316	$66,674
Total liabilities and shareholders’ equity	$777,193	$752,969

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Interest and Dividend Income
Interest and fees on loans	$7,429	$6,917	$21,625	$19,768
Interest on deposits in banks	97	88	340	434
Interest and dividends on securities:
Taxable interest	645	797	2,078	2,253
Tax-exempt interest	157	156	472	457
Dividends	26	23	76	67
Total interest and dividend income	$8,354	$7,981	$24,591	$22,979
Interest Expense
Interest on deposits	$1,089	$702	$3,062	$1,957
Interest on federal funds purchased	1	—	1	—
Interest on subordinated debt	90	91	269	269
Interest on junior subordinated debt	103	105	322	292
Interest on other borrowings	—	—	2	—
Total interest expense	$1,283	$898	$3,656	$2,518
Net interest income	$7,071	$7,083	$20,935	$20,461
Provision for loan losses	—	—	200	100
Net interest income after provision for loan losses	$7,071	$7,083	$20,735	$20,361
Noninterest Income
Service charges on deposit accounts	$757	$818	$2,173	$2,364
ATM and check card fees	586	540	1,676	1,614
Wealth management fees	477	423	1,372	1,239
Fees for other customer services	177	143	505	447
Income from bank owned life insurance	131	107	333	743
Net gains on sale of loans	34	39	81	63
Other operating income	29	108	71	408
Total noninterest income	$2,191	$2,178	$6,211	$6,878
Noninterest Expense
Salaries and employee benefits	$3,556	$3,371	$10,374	$9,981
Occupancy	398	387	1,237	1,174
Equipment	410	396	1,239	1,239
Marketing	143	123	523	393
Supplies	86	75	250	243
Legal and professional fees	231	229	775	643
ATM and check card expense	225	217	666	631
FDIC assessment	(6)	78	98	226
Bank franchise tax	136	118	402	351
Telecommunications expense	82	83	244	217
Data processing expense	174	168	526	500
Postage expense	43	42	135	145
Amortization expense	71	108	241	359
Other real estate owned expense (income), net	—	2	—	(20)
Net losses on disposal of premises and equipment	—	2	—	2
Other operating expense	637	551	1,804	1,596
Total noninterest expense	$6,186	$5,950	$18,514	$17,680

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Income before income taxes	$3,076	$3,311	$8,432	$9,559
Income tax expense	583	635	1,592	1,745
Net income	$2,493	$2,676	$6,840	$7,814
Earnings per common share
Basic	$0.50	$0.54	$1.38	$1.58
Diluted	$0.50	$0.54	$1.38	$1.58

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Net income	$2,493	$2,676	$6,840	$7,814
Other comprehensive income (loss), net of tax,
Unrealized holding gains (losses) on available for sale securities, net of tax $99 and ($139) for the three months and $875 and ($443) for the nine months ended September 30, 2019 and 2018, respectively	375	(521)	3,292	(1,667)
Unrealized holding losses on securities transferred from held to maturity to available for sale, net of tax $0 and $0 for the three months and ($91) and $0 for the nine months ended September 30, 2019 and 2018, respectively	—	—	(340)	—
Pension liability adjustment, net of tax $0 and $0 for the three months and $0 and ($27) for the nine months ended September 30, 2019 and 2018, respectively	—	—	—	(99)
Total other comprehensive income (loss)	375	(521)	2,952	(1,766)
Total comprehensive income	$2,868	$2,155	$9,792	$6,048

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$6,840	$7,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,003	1,006
Amortization of core deposit intangibles	241	359
Amortization of debt issuance costs	13	13
Origination of loans held for sale	(7,497)	(3,804)
Proceeds from sale of loans held for sale	6,899	3,789
Net gains on sales of loans held for sale	(81)	(63)
Provision for loan losses	200	100
Net gains on sale of other real estate owned	—	(22)
Increase in cash value of bank owned life insurance	(333)	(274)
Accretion of discounts and amortization of premiums on securities, net	447	420
Accretion of premium on time deposits	(46)	(64)
Stock-based compensation	159	170
Excess tax benefits on stock-based compensation	(2)	(7)
Losses on disposal of premises and equipment	—	2
Deferred income tax (benefit) expense	(97)	72
Changes in assets and liabilities:
Decrease (increase) in interest receivable	60	(222)
(Increase) decrease in other assets	(1,122)	1,384
Increase (decrease) in accrued expenses and other liabilities	210	(390)
Net cash provided by operating activities	$6,894	$10,283
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$14,431	$11,264
Proceeds from maturities, calls, and principal payments of securities held to maturity	1,669	3,828
Purchases of securities available for sale	(2,336)	(27,146)
Net purchase of restricted securities	(118)	(20)
Purchase of premises and equipment	(883)	(689)
Proceeds from sale of premises and equipment	—	15
Proceeds from sale of other real estate owned	—	416
Purchase of bank owned life insurance	(3,000)	—
Proceeds from cash value of bank owned life insurance	—	347
Net increase in loans	(28,694)	(18,313)
Net cash used in investing activities	$(18,931)	$(30,298)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$14,497	$4,952
Net increase (decrease) in time deposits	604	(2,764)
Cash dividends paid on common stock, net of reinvestment	(1,257)	(697)
Repurchase of common stock, stock incentive plan	(20)	(24)
Repurchase of common stock, employee stock ownership plan	(32)	—
Net cash provided by financing activities	$13,792	$1,467
Increase (decrease) in cash and cash equivalents	$1,755	$(18,548)
Cash and Cash Equivalents
Beginning	$28,618	$39,986
Ending	$30,373	$21,438
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,658	$2,557
Income taxes	$1,576	$709
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains (losses) on securities available for sale	$4,167	$(2,110)
Unrealized losses on securities transferred from held to maturity to available for sale	$(431)	$—
Fair value of securities transferred from held to maturity to available for sale	$23,036	$—
Change in pension liability	$—	$(126)
Transfer from loans to other real estate owned	$—	$68
Issuance of common stock, dividend reinvestment plan	$83	$46

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2018	$6,192	$7,346	$50,313	$(2,203)	$61,648
Net income	—	—	2,676	—	2,676
Other comprehensive loss	—	—	—	(521)	(521)
Cash dividends on common stock ($0.05 per share)	—	—	(248)	—	(248)
Stock-based compensation	—	81	—	—	81
Issuance of 719 shares common stock, dividend reinvestment plan	1	14	—	—	15
Issuance of 2,850 shares common stock, stock incentive plan	3	(3)	—	—	—
Balance, September 30, 2018	$6,196	$7,438	$52,741	$(2,724)	$63,651

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, June 30, 2019	$6,206	$7,566	$58,268	$769	$72,809
Net income	—	—	2,493	—	2,493
Other comprehensive income	—	—	—	375	375
Cash dividends on common stock ($0.09 per share)	—	—	(447)	—	(447)
Stock-based compensation	—	91	—	—	91
Issuance of 1,498 shares common stock, dividend reinvestment plan	1	26	—	—	27
Issuance of 3,500 shares common stock, stock incentive plan	5	(5)	—	—	—
Repurchase of 1,545 shares of common stock, employee stock ownership plan	(2)	(30)	—	—	(32)
Balance, September 30, 2019	$6,210	$7,648	$60,314	$1,144	$75,316

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$6,182	$7,260	$45,670	$(958)	$58,154
Net income	—	—	7,814	—	7,814
Other comprehensive loss	—	—	—	(1,766)	(1,766)
Cash dividends on common stock ($0.15 per share)	—	—	(743)	—	(743)
Stock-based compensation	—	170	—	—	170
Issuance of 2,351 shares common stock, dividend reinvestment plan	3	43	—	—	46
Issuance of 10,189 shares common stock, stock incentive plan	12	(12)	—	—	—
Repurchase of 1,317 shares of common stock, stock incentive plan	(1)	(23)	—	—	(24)
Balance, September 30, 2018	$6,196	$7,438	$52,741	$(2,724)	$63,651

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	$6,197	$7,471	$54,814	$(1,808)	$66,674
Net income	—	—	6,840	—	6,840
Other comprehensive income	—	—	—	2,952	2,952
Cash dividends on common stock ($0.27 per share)	—	—	(1,340)	—	(1,340)
Stock-based compensation	—	159	—	—	159
Issuance of 4,232 shares common stock, dividend reinvestment plan	5	78	—	—	83
Issuance of 8,902 shares common stock, stock incentive plan	12	(12)	—	—	—
Repurchase of 1,006 shares of common stock, stock incentive plan	(2)	(18)	—	—	(20)
Repurchase of 1,545 shares of common stock, employee stock ownership plan	(2)	(30)	—	—	(32)
Balance, September 30, 2019	$6,210	$7,648	$60,314	$1,144	$75,316

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2019 and December 31, 2018, the statements of income and comprehensive income for the three and nine months ended September 30, 2019 and 2018, the cash flows for the nine months ended September 30, 2019 and 2018, and the changes in shareholders’ equity for the three and nine months ended September 30, 2019 and 2018. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

On January 1, 2019, the Company adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in ASU 2017-12 modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments were simplified upon implementation of this update. The new guidance also provides for a reclassification of certain debt securities from held to maturity to available for sale if the security is eligible to be hedged using the last-of-layer method. Any unrealized gain or loss existing at the time of transfer is recorded in accumulated comprehensive income or loss. As a permitted activity, the reclassification of securities will not taint future held to maturity classification so long as the securities transferred are eligible to be hedged under the last-of-layer method. Accordingly, on January 1, 2019, the Company reclassified eligible held to maturity securities with amortized costs totaling $23.4 million as available for sale. The unrealized loss associated with the reclassified securities totaled $431 thousand and was included in the Company's accumulated other comprehensive income (loss) on the date of reclassification.

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. At the FASB’s October 16, 2019 meeting, the Board affirmed its decision to amend the effective date of this ASU for many companies. Public business entities that are SEC filers, excluding those meeting the smaller reporting company definition, will retain the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. All other entities, including the Company, will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has formed a committee to address the compliance requirements of this ASU, which has analyzed gathered data, defined loan pools and segments, and selected methods for applying the concepts included in this ASU. The Company is in the process of testing selected models, building policy and processing documentation, modeling the impact of the ASU on the capital and strategic plans, performing model validation, and finalizing policies and procedures. This guidance may result in material changes in the Company's accounting for credit losses of financial instruments.

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$87,004	$1,112	$(184)	$87,932
Obligations of states and political subdivisions	26,118	519	(1)	26,636
Total securities available for sale	$113,122	$1,631	$(185)	$114,568
Securities held to maturity:
U.S. agency and mortgage-backed securities	$13,119	$21	$(71)	$13,069
Obligations of states and political subdivisions	3,603	67	—	3,670
Corporate debt securities	1,500	20	—	1,520
Total securities held to maturity	$18,222	$108	$(71)	$18,259
Total securities	$131,344	$1,739	$(256)	$132,827

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$86,944	$44	$(2,066)	$84,922
Obligations of states and political subdivisions	15,203	31	(299)	14,935
Total securities available for sale	$102,147	$75	$(2,365)	$99,857
Securities held to maturity:
U.S. agency and mortgage-backed securities	$27,420	$—	$(869)	$26,551
Obligations of states and political subdivisions	14,488	20	(174)	14,334
Corporate debt securities	1,500	9	—	1,509
Total securities held to maturity	$43,408	$29	$(1,043)	$42,394
Total securities	$145,555	$104	$(3,408)	$142,251

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2019 and December 31, 2018, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	September 30, 2019
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$13,786	$(45)	$14,185	$(139)	$27,971	$(184)
Obligations of states and political subdivisions	230	(1)	—	—	230	(1)
Total securities available for sale	$14,016	$(46)	$14,185	$(139)	$28,201	$(185)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$—	$—	$7,692	$(71)	$7,692	$(71)
Total securities held to maturity	$—	$—	$7,692	$(71)	$7,692	$(71)
Total securities	$14,016	$(46)	$21,877	$(210)	$35,893	$(256)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$26,350	$(215)	$49,652	$(1,851)	$76,002	$(2,066)
Obligations of states and political subdivisions	3,761	(25)	5,127	(274)	8,888	(299)
Total securities available for sale	$30,111	$(240)	$54,779	$(2,125)	$84,890	$(2,365)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$—	$—	$26,551	$(869)	$26,551	$(869)
Obligations of states and political subdivisions	5,326	(37)	6,115	(137)	11,441	(174)
Total securities held to maturity	$5,326	$(37)	$32,666	$(1,006)	$37,992	$(1,043)
Total securities	$35,437	$(277)	$87,445	$(3,131)	$122,882	$(3,408)

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

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2019, there were thirty-three out of ninety U.S. agency and mortgage-backed securities and one out of eighty-one obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.5 years at September 30, 2019. At December 31, 2018, there were eighty-three out of ninety U.S. agency and mortgage-backed securities and fifty-six out of eighty-two obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2018. The weighted-average re-pricing term of the portfolio was 4.6 years at December 31, 2018. The unrealized losses at September 30, 2019 in the U.S. agency and mortgage-backed securities portfolio and the obligations of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at September 30, 2019 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$2,034	$2,042	$437	$437
Due after one year through five years	7,732	7,768	4,741	4,795
Due after five years through ten years	29,875	30,591	3,415	3,445
Due after ten years	73,481	74,167	9,629	9,582
	$113,122	$114,568	$18,222	$18,259

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

Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019, and no impairment has been recognized.

The composition of restricted securities at September 30, 2019 and December 31, 2018 was as follows (in thousands):

	September 30, 2019	December 31, 2018
Federal Home Loan Bank stock	$776	$763
Federal Reserve Bank stock	980	875
Community Bankers’ Bank stock	50	50
	$1,806	$1,688

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at September 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Real estate loans:
Construction and land development	$45,193	$45,867
Secured by 1-4 family residential	226,828	215,945
Other real estate loans	233,067	219,553
Commercial and industrial loans	50,557	44,605
Consumer and other loans	15,608	16,886
Total loans	$571,253	$542,856
Allowance for loan losses	(4,912)	(5,009)
Loans, net	$566,341	$537,847

Net deferred loan fees included in the above loan categories were $288 thousand and $274 thousand at September 30, 2019 and December 31, 2018, respectively. Consumer and other loans included $263 thousand and $275 thousand of demand deposit overdrafts at September 30, 2019 and December 31, 2018, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$50	$—	$—	$50	$45,143	$45,193	$376	$—
Secured by 1-4 family residential	612	253	156	1,021	225,807	226,828	690	67
Other real estate loans	49	—	425	474	232,593	233,067	500	—
Commercial and industrial	46	—	—	46	50,511	50,557	—	—
Consumer and other loans	62	25	46	133	15,475	15,608	—	46
Total	$819	$278	$627	$1,724	$569,529	$571,253	$1,566	$113

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$88	$80	$—	$168	$45,699	$45,867	$327	$—
Secured by 1-4 family residential	747	393	423	1,563	214,382	215,945	663	—
Other real estate loans	145	36	2,207	2,388	217,165	219,553	1,985	222
Commercial and industrial	—	25	210	235	44,370	44,605	197	13
Consumer and other loans	90	—	—	90	16,796	16,886	—	—
Total	$1,070	$534	$2,840	$4,444	$538,412	$542,856	$3,172	$235

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$44,575	$79	$539	$—	$45,193
Secured by 1-4 family residential	225,349	529	950	—	226,828
Other real estate loans	229,377	837	2,853	—	233,067
Commercial and industrial	49,562	13	982	—	50,557
Consumer and other loans	15,608	—	—	—	15,608
Total	$564,471	$1,458	$5,324	$—	$571,253

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$45,054	$235	$578	$—	$45,867
Secured by 1-4 family residential	214,089	924	932	—	215,945
Other real estate loans	213,681	900	4,972	—	219,553
Commercial and industrial	44,373	19	213	—	44,605
Consumer and other loans	16,886	—	—	—	16,886
Total	$534,083	$2,078	$6,695	$—	$542,856

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Loan Losses

The following tables present, as of September 30, 2019, December 31, 2018 and September 30, 2018, the total allowance for loan losses, the allowance by impairment methodology, and loans by impairment methodology (in thousands):

	September 30, 2019
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2018	$561	$895	$2,160	$464	$929	$5,009
Charge-offs	—	(58)	—	(2)	(543)	(603)
Recoveries	50	8	—	6	242	306
Provision for (recovery of) loan losses	(119)	(71)	166	98	126	200
Ending Balance, September 30, 2019	$492	$774	$2,326	$566	$754	$4,912
Ending Balance:
Individually evaluated for impairment	31	16	27	—	—	74
Collectively evaluated for impairment	461	758	2,299	566	754	4,838
Loans:
Ending Balance	$45,193	$226,828	$233,067	$50,557	$15,608	$571,253
Individually evaluated for impairment	376	690	500	—	—	1,566
Collectively evaluated for impairment	44,817	226,138	232,567	50,557	15,608	569,687

	December 31, 2018
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, At December 31, 2017	$414	$775	$2,948	$418	$771	$5,326
Charge-offs	—	(55)	—	(10)	(1,104)	(1,169)
Recoveries	—	13	5	8	226	252
Provision for (recovery of) loan losses	147	162	(793)	48	1,036	600
Ending Balance, December 31, 2018	$561	$895	$2,160	$464	$929	$5,009
Ending Balance:
Individually evaluated for impairment	71	172	—	—	—	243
Collectively evaluated for impairment	490	723	2,160	464	929	4,766
Loans:
Ending Balance	$45,867	$215,945	$219,553	$44,605	$16,886	$542,856
Individually evaluated for impairment	327	663	2,249	197	—	3,436
Collectively evaluated for impairment	45,540	215,282	217,304	44,408	16,886	539,420

Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2018
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, At December 31, 2017	$414	$775	$2,948	$418	$771	$5,326
Charge-offs	—	(56)	—	(8)	(731)	(795)
Recoveries	—	11	1	6	152	170
Provision for (recovery of) loan losses	128	(5)	(677)	26	628	100
Ending Balance, September 30, 2018	$542	$725	$2,272	$442	$820	$4,801
Ending Balance:
Individually evaluated for impairment	87	20	—	—	—	107
Collectively evaluated for impairment	455	705	2,272	442	820	4,694
Loans:
Ending Balance	$42,982	$211,938	$224,903	$42,861	$17,137	$539,821
Individually evaluated for impairment	343	438	2,029	197	—	3,007
Collectively evaluated for impairment	42,639	211,500	222,874	42,664	17,137	536,814

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans and the related allowance at September 30, 2019, December 31, 2018 and September 30, 2018, were as follows (in thousands):

	September 30, 2019
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$403	$—	$376	$376	$31	$368	$1
Secured by 1-4 family	781	543	147	690	16	800	1
Other real estate loans	515	473	27	500	27	858	3
Commercial and industrial	—	—	—	—	—	30	—
Total	$1,699	$1,016	$550	$1,566	$74	$2,056	$5

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$336	$—	$327	$327	$71	$758	$12
Secured by 1-4 family	720	356	307	663	172	966	22
Other real estate loans	2,290	2,249	—	2,249	—	1,585	51
Commercial and industrial	200	197	—	197	—	146	—
Total	$3,546	$2,802	$634	$3,436	$243	$3,455	$85

	September 30, 2018
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$343	$—	$343	$343	$87	$900	$12
Secured by 1-4 family	511	287	151	438	20	1,172	5
Other real estate loans	2,069	2,029	—	2,029	—	1,433	37
Commercial and industrial	200	197	—	197	—	129	—
Total	$3,123	$2,513	$494	$3,007	$107	$3,634	$54

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

As of September 30, 2019, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $371 thousand. At September 30, 2019, none of the loans classified as TDRs were performing under the restructured terms and all were considered non-performing assets. There were $467 thousand in TDRs at December 31, 2018, $264 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the three months ended September 30, 2019. There was one loan secured by 1-4 family residential real estate modified as a TDR during the nine months ended September 30, 2019 because the loan was extended with terms considered to be below market. The TDR described above did not have an impact on the allowance for loan losses at September 30, 2019. There was one loan secured by 1-4 family residential real estate modified as a TDR during the three and nine months ended September 30, 2018 because the loan was renewed with an interest rate considered to be below the market rate. The loan modified as a TDR during 2018 increased the allowance for loan losses by $19 thousand at September 30, 2018.

Notes to Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2019 and 2018, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

Note 5. Other Real Estate Owned (OREO)

Changes in the balance for OREO are as follows (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2019	December 31, 2018
Balance at the beginning of year, gross	$—	$326
Transfers in	—	68
Sales proceeds	—	(416)
Gain on disposition	—	22
Balance at the end of period, gross	$—	$—
Less: valuation allowance	—	—
Balance at the end of period, net	$—	$—

There were no residential real estate properties included in the ending OREO balances above at September 30, 2019 and December 31, 2018. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2019.

The Bank did not have any expenses applicable to OREO for the nine months ended September 30, 2019. Net expenses applicable to OREO, other than the provision for losses, were $2 thousand for the nine months ended September 30, 2018 and the year ended December 31, 2018.

Note 6. Other Borrowings

The Company had an unsecured line of credit totaling $5.0 million with a non-affiliated bank at September 30, 2019. There were no borrowings outstanding on the line of credit at September 30, 2019. The interest rate on the line of credit floats at Wall Street Journal Prime Rate plus 0.25% and matures on March 28, 2025.

The Bank had unused lines of credit totaling $212.4 million and $128.5 million available with non-affiliated banks at September 30, 2019 and December 31, 2018, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $138.9 million at September 30, 2019. The Bank had collateral pledged on the borrowing line at September 30, 2019 and December 31, 2018 including real estate loans totaling $187.0 million and $110.8 million, respectively, and Federal Home Loan Bank stock with a book value of $776 thousand and $763 thousand, respectively. The Bank did not have borrowings from the FHLB at September 30, 2019 and December 31, 2018.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of September 30, 2019 and December 31, 2018, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2019, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at September 30, 2019 and December 31, 2018 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Total Capital (to Risk-Weighted Assets)	$83,591	14.57%	$45,903	8.00%	$57,379	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$78,679	13.71%	$34,428	6.00%	$45,903	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$78,679	13.71%	$25,821	4.50%	$37,296	6.50%
Tier 1 Capital (to Average Assets)	$78,679	10.09%	$31,205	4.00%	$39,006	5.00%
December 31, 2018
Total Capital (to Risk-Weighted Assets)	$74,697	13.62%	$43,859	8.00%	$54,824	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$69,688	12.71%	$32,894	6.00%	$43,859	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$69,688	12.71%	$24,671	4.50%	$35,635	6.50%
Tier 1 Capital (to Average Assets)	$69,688	9.26%	$30,100	4.00%	$37,625	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. The buffer began applying to the Bank on January 1, 2016, and is subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%. Accordingly, the Bank was required to maintain a capital conservation buffer of 2.50% and 1.875% at September 30, 2019 and December 31, 2018, respectively. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of September 30, 2019 and December 31, 2018, the capital conservation buffer of the Bank was 6.57% and 5.62%, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note qualifies as Tier 2 capital for regulatory capital purposes and at September 30, 2019, the total amount of subordinated debt issued was included in the Company’s Tier 2 capital. Unamortized debt issuance costs related to the Note were $22 thousand and $35 thousand at September 30, 2019 and December 31, 2018, respectively.

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

Note 9. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2019 and December 31, 2018 was 4.74% and 5.39%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2019 and December 31, 2018 was 3.92% and 4.00%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the junior subordinated debt may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total junior subordinated debt. The portion of the junior subordinated debt not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2019 and December 31, 2018, the total amount of junior subordinated debt issued by the Trusts was included in the Company’s Tier 1 capital.

Note 10. Benefit Plans

The Company maintains a 401(k) plan (the Plan) for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the Plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution based on years of service to participants who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two Plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the Plan each year based on overall performance, profitability, and other economic factors. For the nine months ended September 30, 2019 and 2018, expense attributable to the Plan amounted to $631 thousand and $596 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

On March 15, 2019, the Company entered into supplemental executive retirement plans and participation agreements with three of its employees. The retirement benefits are fixed and provide for retirement benefits payable in 180 monthly installments. The contribution expense is solely funded by the Company and totaled $155 thousand for the nine months ended September 30, 2019.

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

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
(Numerator):
Net income	$2,493	$2,676	$6,840	$7,814
(Denominator):
Weighted average shares outstanding – basic	4,966,641	4,955,162	4,963,571	4,952,351
Potentially dilutive common shares – restricted stock units	2,485	3,000	2,813	2,604
Weighted average shares outstanding – diluted	4,969,126	4,958,162	4,966,384	4,954,955
Income per common share
Basic	$0.50	$0.54	$1.38	$1.58
Diluted	$0.50	$0.54	$1.38	$1.58

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands).

		Fair Value Measurements at September 30, 2019
Description	Balance as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$87,932	$—	$87,932	$—
Obligations of states and political subdivisions	26,636	—	26,636	—
	$114,568	$—	$114,568	$—

		Fair Value Measurements at December 31, 2018
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$84,922	$—	$84,922	$—
Obligations of states and political subdivisions	14,935	—	14,935	—
	$99,857	$—	$99,857	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine months ended September 30, 2019 and the year ended December 31, 2018.

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at September 30, 2019
Description	Balance as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$476	$—	$—	$476

		Fair Value Measurements at December 31, 2018
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$391	$—	$—	$391

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans, net	$476	Property appraisals	Selling cost	10%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans, net	$391	Property appraisals	Selling cost	10%

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018 are as follows (in thousands):

		Fair Value Measurements at September 30, 2019 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$30,373	$30,373	$—	$—	$30,373
Securities available for sale	114,568	—	114,568	—	114,568
Securities held to maturity	18,222	—	16,739	1,520	18,259
Restricted securities	1,806	—	1,806	—	1,806
Loans held for sale	1,098	—	1,098	—	1,098
Loans, net	566,341	—	—	573,697	573,697
Bank owned life insurance	17,324	—	17,324	—	17,324
Accrued interest receivable	2,053	—	2,053	—	2,053
Financial Liabilities
Deposits	$685,621	$—	$565,844	$118,956	$684,800
Subordinated debt	4,978	—	—	5,335	5,335
Junior subordinated debt	9,279	—	—	9,391	9,391
Accrued interest payable	184	—	184	—	184

		Fair Value Measurements at December 31, 2018 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$28,618	$28,618	$—	$—	$28,618
Securities available for sale	99,857	—	99,857	—	99,857
Securities held to maturity	43,408	—	40,885	1,509	42,394
Restricted securities	1,688	—	1,688	—	1,688
Loans held for sale	419	—	419	—	419
Loans, net	537,847	—	—	528,643	528,643
Bank owned life insurance	13,991	—	13,991	—	13,991
Accrued interest receivable	2,113	—	2,113	—	2,113
Financial Liabilities
Deposits	$670,566	$—	$551,347	$117,220	$668,567
Subordinated debt	4,965	—	—	5,035	5,035
Junior subordinated debt	9,279	—	—	7,952	7,952
Accrued interest payable	139	—	139	—	139

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

During the third quarter of 2019, the Company granted and issued 3,500 shares of common stock to members of the Board of Directors for their dedicated service and support. Compensation expense related to stock awards totaled $67 thousand and $62 thousand for the nine months ended September 30, 2019 and 2018, respectively.

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
	September 30, 2019
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	7,103	$17.93
Granted	8,692	19.56
Vested	(5,402)	17.99
Forfeited	—	—
Unvested, end of period	10,393	$19.26

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2019, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $139 thousand. This expense is expected to be recognized through 2024. Compensation expense related to restricted stock unit awards recognized for the nine months ended September 30, 2019 and 2018 totaled $92 thousand and $108 thousand, respectively.

Note 14. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(1,057)	$99	$(958)
Unrealized holding losses (net of tax, ($443))	(1,667)	—	(1,667)
Pension liability adjustment (net of tax, ($27))	—	(99)	(99)
Change during period	(1,667)	(99)	(1,766)
Balance at September 30, 2018	$(2,724)	$—	$(2,724)
Balance at December 31, 2018	$(1,808)	$—	$(1,808)
Unrealized holding gains (net of tax, $875)	3,292	—	3,292
Unrealized holding losses transferred from held to maturity to available for sale (net of tax, ($91))	(340)	—	(340)
Change during period	2,952	—	2,952
Balance at September 30, 2019	$1,144	$—	$1,144

The Company did not have any reclassifications from accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Noninterest Income
Service charges on deposit accounts	$757	$818	$2,173	$2,364
ATM and check card fees	586	540	1,676	1,614
Wealth management fees	477	423	1,372	1,239
Fees for other customer services	177	143	505	447
Noninterest income (in-scope of Topic 606)	$1,997	$1,924	$5,726	$5,664
Noninterest income (out-of-scope of Topic 606)	194	254	485	1,214
Total noninterest income	$2,191	$2,178	$6,211	$6,878

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

The following table presents the operating lease right-of-use asset and operating lease liability as of September 30, 2019 (in thousands):

	Classification in the Consolidated Balance Sheet	September 30, 2019
Operating lease right-of-use asset	Other assets	$298
Operating lease liability	Accrued interest payable and other liabilities	296

The following table presents the weighted average remaining operating lease term and the weighted average discount rate for operating leases as of September 30, 2019:

September 30, 2019
Weighted average remaining lease term, in years	2.9
Weighted average discount rate	2.79%

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the components of operating lease expense and supplemental cash flow information for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease Expense
Operating lease expense	$33	$99
Short-term lease expense	1	4
Total lease expense (1)	$34	$103

Cash paid for amounts included in lease liability	$34	$102

(1)	Included in occupancy expense in the Company's consolidated statements of income.

The following table presents a maturity schedule of undiscounted cash flows that contribute to the operating lease liability as of September 30, 2019 (in thousands):

September 30, 2019
Three months ending December 31, 2019	$34
Twelve months ending December 31, 2020	112
Twelve months ending December 31, 2021	89
Twelve months ending December 31, 2022	65
Twelve months ending December 31, 2023	8
Total undiscounted cash flows	$308
Less: discount	(12)
Operating lease liability	$296

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	general business conditions, as well as conditions within the financial markets;
•	general economic conditions, including unemployment levels and slowdowns in economic growth;
•	the Company’s branch and market expansions, technology initiatives and other strategic initiatives;
•	the impact of competition from banks and non-banks, including financial technology companies (Fintech);
•

the composition of the loan and deposit portfolio, including the types of accounts and customers, may change, which could impact the amount of net interest income and noninterest income in future periods, including revenue from service charges on deposits;

•	limited availability of financing or inability to raise capital;
•	reliance on third parties for key services;
•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;
•	the impact of an increase in nonperforming assets and the significant amount of time to resolve these assets;
•	the level of net charge-offs on loans and the adequacy of the allowance for loan losses;
•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;
•	the value of securities held in the Company's investment portfolio;
•	legislative or regulatory changes or actions, including the effects of changes in tax laws;
•	accounting principles, policies and guidelines and elections made by the Company thereunder;
•	cyber threats, attacks or events;
•	the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s reputation would become damaged;
•

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board, and the effect of those policies on interest rates and business in our markets;

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Company’s customers’ ability to repay loans; and
•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2018.

Because of these and other uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at September 30, 2019 and statements of income of the Company for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the year ended December 31, 2018. The statements of income for the three and nine months ended September 30, 2019 may not be indicative of the results to be achieved for the year.

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

The Bank’s products and services are delivered through 14 bank branch offices located throughout the Shenandoah Valley and central regions of Virginia, a loan production office, and a customer service center in a retirement village. The branch offices are comprised of 13 full service retail banking offices and one drive-thru express banking office. The location and general character of these properties is further described in Part I, Item 2 of the Form 10-K for the year ended December 31, 2018. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.

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

Primary expense categories are salaries and employee benefits, which comprised 56% of noninterest expenses for the nine months ended September 30, 2019, followed by occupancy and equipment expense, which comprised 13% of noninterest expenses. Historically, the provision for loan losses has also been a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for loan losses.

Quarterly Financial Performance

Net income decreased by $183 thousand to $2.5 million, or $0.50 per basic and diluted share, for the three months ended September 30, 2019, compared to $2.7 million, or $0.54 per basic and diluted share, for the same period in 2018. Return on average assets was 1.27% and return on average equity was 13.31% for the third quarter of 2019, compared to 1.41% and 16.89%, respectively, for the same period in 2018.

The $183 thousand decrease in net income for the three months ended September 30, 2019 resulted primarily from a $12 thousand decrease in net interest income and a $236 thousand, or 4%, increase in noninterest expenses, compared to the same period of 2018. These unfavorable variances were partially offset by a $13 thousand, or 1%, increase in noninterest income and a $52 thousand decrease in income tax expense.

Net interest income decreased from a lower net interest margin, which decreased 15 basis points to 3.87% for the third quarter of 2019, compared to 4.02% for the same period in 2018. Noninterest income increased primarily from higher wealth management fees and ATM and check card fees. Noninterest expense increased primarily from higher salaries and employee benefits expense and other operating expense. For a more detailed discussion of the Company's quarterly performance, see "Net Interest Income," "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Based on management's analysis and the supporting allowance for loan loss calculation, a provision for loan losses was not required during the third quarter of 2019 or 2018. For a more detailed discussion of the provision for loan losses, see “Provision for Loan Losses” below.

Year-to-Date Financial Performance

Net income decreased by $974 thousand to $6.8 million, or $1.38 per basic and diluted share, for the nine months ended September 30, 2019, compared to $7.8 million, or $1.58 per basic and diluted share, for the same period in 2018. Return on average assets was 1.19% and return on average equity was 12.85% for the nine months ended September 30, 2019, compared to 1.38% and 17.17%, respectively, for the same period in 2018.

The $974 thousand decrease in net income for the nine months ended September 30, 2019 resulted primarily from a $100 thousand increase in provision for loan losses, a $667 thousand, or 10%, decrease in noninterest income, and an $834 thousand, or 5%, increase in noninterest expenses, compared to the same period of 2018. These unfavorable variances were partially offset by a $474 thousand, or 2%, increase in net interest income and a $153 thousand decrease in income tax expense.

Net interest income increased from a higher net interest margin and from higher average earning asset balances. Average earning asset balances increased 2%, and the net interest margin increased 2 basis points to 3.91% for the nine months ended September 30, 2019, compared to 3.89% for the same period in 2018. Noninterest income decreased primarily from lower service charges on deposit accounts, income from bank owned life insurance, and other operating income. Noninterest expense increased primarily from higher salaries and employee benefits expense, marketing expense, legal and professional fees, and other operating expense. For a more detailed discussion of the Company's year-to-date performance, see "Net Interest Income," "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Based on management's analysis and the supporting allowance for loan loss calculation, a provision for loan losses of $200 thousand was recorded during the nine months ended September 30, 2019, compared to a provision for loan losses of $100 thousand during the nine months ended September 30, 2018. For a more detailed discussion of the provision for loan losses, see “Provision for Loan Losses” below.

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

	Efficiency Ratio
	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Noninterest expense	$6,186	$5,950	$18,514	$17,680
Add/(Subtract): other real estate owned (expense)/income, net	—	(2)	—	20
Subtract: amortization of intangibles	(71)	(108)	(241)	(359)
Subtract: losses on disposal of premises and equipment, net	—	(2)	—	(2)
	$6,115	$5,838	$18,273	$17,339
Tax-equivalent net interest income	$7,123	$7,136	$21,091	$20,615
Noninterest income	2,191	2,178	6,211	6,878
	$9,314	$9,314	$27,302	$27,493
Efficiency ratio	65.65%	62.68%	66.93%	63.07%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
GAAP measures:
Interest income – loans	$7,429	$6,917	$21,625	$19,768
Interest income – investments and other	925	1,064	2,966	3,211
Interest expense – deposits	(1,089)	(702)	(3,062)	(1,957)
Interest expense – federal funds purchased	(1)	—	(1)	—
Interest expense – subordinated debt	(90)	(91)	(269)	(269)
Interest expense – junior subordinated debt	(103)	(105)	(322)	(292)
Interest expense – other borrowings	—	—	(2)	—
Total net interest income	$7,071	$7,083	$20,935	$20,461
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$9	$12	$30	$33
Tax benefit realized on non-taxable interest income – municipal securities	43	41	126	121
Total tax benefit realized on non-taxable interest income	$52	$53	$156	$154
Total tax-equivalent net interest income	$7,123	$7,136	$21,091	$20,615

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At September 30, 2019, commitments to extend credit, stand-by letters of credit, and rate lock commitments totaled $113.4 million.

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

Net Interest Income

For the three months ended September 30, 2019, net interest income decreased $12 thousand to $7.1 million, compared to the third quarter of 2018. Average earning asset balances increased by 4%, while the net interest margin decreased 15 basis points to 3.87% for the quarter ended September 30, 2019, compared to 4.02% for the same period in 2018. The decrease in the net interest margin resulted from a 19 basis point increase in interest expense as a percent of average earning assets, which was partially offset by a 3 basis point increase in the yield on total earning assets.

The increase in interest expense as a percent of average earning assets was primarily attributable to higher interest rates paid on deposits, which was impacted by higher short-term market rates and competition. Money market accounts and time deposits had the largest impact as their costs increased by 50 basis points and 39 basis points, respectively, when comparing the periods. The higher yield on earning assets was attributable to the change in the earning asset composition, as loans increased from 76% to 79% of average earning assets, while securities decreased from 22% to 19% of average earning assets.

For the nine months ended September 30, 2019, net interest income increased $474 thousand, or 2%, to $20.9 million, compared to $20.5 million for the same period in 2018. The increase resulted from a higher net interest margin and higher average earning asset balances. Average earning asset balances increased 2%, and the net interest margin increased 2 basis points to 3.91% for the nine months ended September 30, 2019, compared to 3.89% for the same period in 2018. The increase in the net interest margin resulted from a 21 basis point increase in the yield on total earning assets, which was partially offset by a 20 basis point increase in interest expense as a percent of average earning assets.

The higher yield on earning assets was attributable to a change in the earning asset composition and an increase in yields on loans and interest-bearing deposits with other institutions. The change in the earning asset composition favorably impacted the yield on average earning assets as loans increased from 74% to 78% of average earning assets, securities decreased from 21% to 19% of average earning assets, and interest-bearing deposits with other institutions decreased from 5% to 3% of average earning assets. The yields on loans and interest-bearing deposits with other institutions benefited from increases in market rates. The 13 basis point increase in the yield on loans had the largest impact on the increase in the yield on earning assets, when comparing the periods.

The increase in interest expense as a percent of average earning assets was primarily attributable to higher interest rates paid on deposits, which was impacted by higher short-term market rates and competition. The cost of interest-bearing checking accounts and money market accounts had the largest impact as their costs increased by 26 basis points and 50 basis points, respectively, when comparing the periods.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$108,336	$645	2.36%	$123,878	$797	2.55%
Tax-exempt (1)	27,555	200	2.87%	26,415	197	2.97%
Restricted	1,786	26	5.93%	1,590	23	5.84%
Total securities	$137,677	$871	2.51%	$151,883	$1,017	2.66%
Loans: (2)
Taxable	$571,105	$7,392	5.13%	$531,234	$6,875	5.13%
Tax-exempt (1)	4,139	46	4.47%	4,749	54	4.52%
Total loans	$575,244	$7,438	5.13%	$535,983	$6,929	5.13%
Interest-bearing deposits with other institutions	17,944	97	2.15%	16,028	88	2.18%
Total earning assets	$730,865	$8,406	4.56%	$703,894	$8,034	4.53%
Less: allowance for loan losses	(4,965)			(4,934)
Total non-earning assets	54,476			51,659
Total assets	$780,376			$750,619
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$161,880	$352	0.86%	$156,170	$281	0.71%
Regular savings	104,880	17	0.06%	122,573	23	0.07%
Money market accounts	118,144	388	1.30%	86,852	176	0.80%
Time deposits:
$100,000 and over	51,752	199	1.52%	48,487	127	1.04%
Under $100,000	65,002	131	0.80%	72,186	95	0.52%
Brokered	852	2	0.99%	307	—	0.10%
Total interest-bearing deposits	$502,510	$1,089	0.86%	$486,575	$702	0.57%
Federal funds purchased	119	1	2.59%	—	—	—%
Subordinated debt	4,976	90	7.23%	4,959	91	7.25%
Junior subordinated debt	9,279	103	4.43%	9,279	105	4.51%
Total interest-bearing liabilities	$516,884	$1,283	0.99%	$500,813	$898	0.71%
Non-interest bearing liabilities
Demand deposits	187,306			185,608
Other liabilities	1,895			1,316
Total liabilities	$706,085			$687,737
Shareholders’ equity	74,291			62,882
Total liabilities and Shareholders’ equity	$780,376			$750,619
Net interest income		$7,123			$7,136
Interest rate spread			3.57%			3.82%
Cost of funds			0.72%			0.52%
Interest expense as a percent of average earning assets			0.70%			0.51%
Net interest margin			3.87%			4.02%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $52 and $53 thousand for the three months ended September 30, 2019 and 2018, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$111,652	$2,078	2.49%	$119,197	$2,253	2.53%
Tax-exempt (1)	27,109	598	2.95%	26,014	578	2.97%
Restricted	1,726	76	5.93%	1,584	67	5.68%
Total securities	$140,487	$2,752	2.62%	$146,795	$2,898	2.64%
Loans: (2)
Taxable	$556,410	$21,509	5.17%	$521,662	$19,645	5.03%
Tax-exempt (1)	4,365	146	4.49%	4,789	156	4.37%
Total loans	$560,775	$21,655	5.16%	$526,451	$19,801	5.03%
Interest-bearing deposits with other institutions	20,637	340	2.20%	34,752	434	1.67%
Total earning assets	$721,899	$24,747	4.58%	$707,998	$23,133	4.37%
Less: allowance for loan losses	(4,951)			(5,141)
Total non-earning assets	53,829			51,999
Total assets	$770,777			$754,856
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$162,389	$1,082	0.89%	$158,828	$753	0.63%
Regular savings	108,332	53	0.07%	124,080	70	0.08%
Money market accounts	109,888	1,031	1.25%	86,992	488	0.75%
Time deposits:
$100,000 and over	50,497	545	1.44%	48,591	357	0.98%
Under $100,000	66,838	347	0.69%	74,103	288	0.52%
Brokered	586	4	0.91%	472	1	0.34%
Total interest-bearing deposits	$498,530	$3,062	0.82%	$493,066	$1,957	0.53%
Federal funds purchased	41	1	2.59%	2	—	2.16%
Subordinated debt	4,972	269	7.23%	4,954	269	7.26%
Junior subordinated debt	9,279	322	4.65%	9,279	292	4.21%
Other borrowings	55	2	6.21%	—	—	—%
Total interest-bearing liabilities	$512,877	$3,656	0.95%	$507,301	$2,518	0.66%
Non-interest bearing liabilities
Demand deposits	184,964			185,330
Other liabilities	1,788			1,377
Total liabilities	$699,629			$694,008
Shareholders’ equity	71,148			60,848
Total liabilities and Shareholders’ equity	$770,777			$754,856
Net interest income		$21,091			$20,615
Interest rate spread			3.63%			3.71%
Cost of funds			0.70%			0.49%
Interest expense as a percent of average earning assets			0.68%			0.48%
Net interest margin			3.91%			3.89%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $156 thousand and $154 thousand for the nine months ended September 30, 2019 and 2018, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

Provision for Loan Losses

The Bank did not record a provision for loan losses during the third quarter of 2019 or 2018, which resulted in a total allowance for loan losses of $4.9 million, or 0.86% of total loans, at September 30, 2019. This compared to an allowance for loan losses of $4.8 million, or 0.89% of total loans, at September 30, 2018. The allowance for loan losses was $5.0 million, or 0.92% of total loans, at December 31, 2018.

For the quarter ended September 30, 2019, the Bank did not record a provision for loan losses as net charge-offs on loans were offset by decreases in the specific and general reserve components of the allowance for loan losses. Net charge-offs totaled $83 thousand for the third quarter of 2019, compared to $238 thousand of net charge-offs for the same period of 2018. The specific reserve decreased during the third quarter, primarily from principal payments received on impaired loans. The decrease in the general reserve resulted from the impact of a decrease in loan balances during the quarter and improvements in the historical loss rate of the loan portfolio, which were partially offset by changes in qualitative adjustments.

A provision for loan losses was not recorded during the third quarter of 2018 as net charge-offs on loans and an increase in the specific reserve component of the allowance for loan losses were offset by a decrease in the general reserve component. The specific reserve increased during the third quarter of 2018, primarily from the addition of newly identified impaired loans for which specific reserves were calculated. The general reserve decreased primarily from improvements in the historical loss rate of the loan portfolio and from changes in qualitative adjustments.

For the nine months ended September 30, 2019, the Bank recorded a provision for loan losses of $200 thousand as net charge-offs on loans and an increase in the general component of the allowance for loan losses were only partially offset by a decrease in the specific reserve component. Net charge-offs totaled $297 thousand for the first nine months of 2019, compared to $625 thousand of net charge-offs for the same period of 2018. The increase in the general reserve resulted primarily from the impact of loan growth during the first nine months of 2019 and changes in qualitative adjustments. The specific reserve decreased from improvements in collateral positions on impaired loans, principal payments received, and the resolution of certain impaired loans.

The Bank recorded a provision for loan losses of $100 thousand for the nine months ended September 30, 2018 as net charge-offs on loans and an increase in the specific reserve component of the allowance for loan losses were only partially offset by a decrease in the general reserve component. The increased net charge-offs during the first nine months of 2018 was comprised primarily of charge-offs on consumer loans. The specific reserve increased during the period, primarily from the addition of newly identified impaired loans for which specific reserves were calculated. The general reserve decreased primarily from improvements in the historical loss rate of the loan portfolio and from changes in qualitative adjustments.

Noninterest Income

Noninterest income increased $13 thousand, or 1%, to $2.2 million for the three months ended September 30, 2019, compared to the same period in 2018. The increase in noninterest income was primarily attributable to a $46 thousand, or 9%, increase in ATM and check card fees, a $54 thousand, or 13%, increase in wealth management fees, a $34 thousand, or 24%, increase in fees for other customer services, and a $24 thousand, or 22%, increase in income from bank owned life insurance, when comparing the periods. The increase in ATM and check card fees was primarily attributable to an increase in customer check card transactions. The increase in wealth management fees resulted primarily from higher balances of assets under management during the third quarter of 2019 compared to the same period one year ago. Assets under management increased as a result of new business relationships and market growth. The increase in fees for other customer services was primarily attributable to increased fee income for brokered mortgage loans. The increase in income from bank owned life insurance was primarily attributable to the purchase of additional policies in 2019. These increases were partially offset by a $61 thousand, or 7%, decrease in service charges on deposit accounts and a $79 thousand decrease in other operating income. The decrease in service charges on deposit accounts was a result of lower overdraft revenue. The decrease in other operating income was primarily attributable to revenue earned during the prior year from a settlement and release agreement related to brokerage services, which is no longer being earned in the current year.

For the nine months ended September 30, 2019, noninterest income decreased $667 thousand, or 10%, to $6.2 million, compared to $6.9 million for the same period in 2018. The decrease in noninterest income was primarily attributable to a $191 thousand, or 8%, decrease in service charges on deposit accounts, a $410 thousand decrease in income from bank owned life insurance, and a $337 thousand decrease in other operating income. The decrease in service charges on deposit accounts was a result of lower overdraft revenue. The decrease in income from bank owned life insurance resulted primarily from $469 thousand of life insurance benefits recorded during the first quarter of 2018 due to the death of an employee. The decrease in other operating income was primarily attributable to revenue earned during the prior year from a settlement and release agreement related to brokerage services. Other operating income also decreased as a result of the termination of the pension plan and the subsequent distribution of plan assets in the prior year, which resulted in a one-time increase in other operating income of $126 thousand during the first quarter of 2018. These decreases were partially offset by a $62 thousand, or 4%, increase in ATM and check card fees, a $133 thousand, or 11%, increase in wealth management fees, and a $58 thousand, or 13%, increase in fees for other customer services, when comparing the periods. The increase in ATM and check card fees was primarily attributable to an increase in customer check card transactions. The increase in wealth management fees resulted primarily from higher balances of assets under management during the first nine months of 2019 compared to the same period one year ago. Assets under management increased as a result of new business relationships and market growth. The increase in fees for other customer services was primarily attributable to increased fee income from letters of credit.

Noninterest Expense

Noninterest expense increased $236 thousand, or 4%, to $6.2 million for the quarter ended September 30, 2019, compared to $6.0 million for the same period in 2018. The increase in noninterest expense was primarily attributable to a $185 thousand, or 5%, increase in salaries and employee benefits, a $20 thousand, or 16%, increase in marketing expense, an $18 thousand, or 15%, increase in bank franchise tax, and an $86 thousand, or 16%, increase in other operating expense. The increase in salaries and employee benefits resulted primarily from annual increases to employee salaries and expense associated with the supplemental executive retirement plans entered into during 2019. The increases in salaries and employee benefits were partially offset by a decrease in accrued bonuses. Marketing expense increased primarily from advertising expenses related to strategic initiatives. The increase in bank franchise tax was primarily attributable to an increase in the Bank's taxable capital compared to the prior year. The increase in other operating expense was primarily attributable to an increase in fraud losses on ATM and debit card transactions. These increases were partially offset by an $84 thousand decrease in FDIC assessment and a $37 thousand, or 34%, decrease in amortization expense. The decrease in FDIC assessment was primarily attributable to small bank assessment credits received and lower assessment rates. Amortization expense continued to decrease as a result of the accelerated amortization method of core deposit intangibles.

For the nine months ended September 30, 2019, noninterest expense increased $834 thousand, or 5%, to $18.5 million, compared to $17.7 million for the same period in 2018. The increase in noninterest expense was primarily attributable to a $393 thousand, or 4%, increase in salaries and employee benefits, a $130 thousand, or 33%, increase in marketing expense, a $132 thousand, or 21%, increase in legal and professional fees, and a $208 thousand, or 13%, increase in other operating expense. The increase in salaries and employee benefits resulted primarily from annual increases to employee salaries and expense associated with the supplemental executive retirement plans entered into during 2019. The increases in salaries and employee benefits were partially offset by a decrease in accrued bonuses. Marketing expense increased primarily from advertising expenses related to strategic initiatives. The increase in legal and professional fees resulted primarily from legal costs related to certain corporate initiatives, an increase in investment advisory expense of the wealth management department, and consulting expenses for bank compliance testing and the implementation of new accounting standards. The increase in investment advisory expense correlated with the increase in wealth management revenue when comparing the periods. The increase in other operating expense was primarily attributable to an increase in fraud losses on ATM and debit card transactions, additional costs of listing the Company's common stock on the Nasdaq Capital Market stock exchange, and higher education and training expenses. These increases were partially offset by a $128 thousand, or 57%, decrease in FDIC assessment and an $118 thousand, or 33%, decrease in amortization expense. The decrease in FDIC assessment was primarily attributable to small bank assessment credits received and lower assessment rates. Amortization expense continued to decrease as a result of the accelerated amortization method of core deposit intangibles.

Income Taxes

Income tax expense decreased by $52 thousand for the third quarter of 2019 and decreased by $153 thousand for the nine months ended September 30, 2019, compared to the same periods one year ago. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and nine months ended September 30, 2019 and 2018. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Financial Condition

General

Total assets increased by $24.2 million to $777.2 million at September 30, 2019, compared to $753.0 million at December 31, 2018. The increase was primarily attributable to a $28.5 million increase in net loans, which was partially offset by a $10.4 million decrease in securities.

At September 30, 2019, total liabilities increased by $15.6 million to $701.9 million, compared to $686.3 million at December 31, 2018. The increase was primarily attributable to a $15.1 million increase in total deposits. The increase in total deposits resulted primarily from a $7.8 million increase in noninterest-bearing demand deposits and a $6.7 million increase in savings and interest-bearing deposits.

Total shareholders' equity increased by $8.6 million to $75.3 million at September 30, 2019, compared to $66.7 million at December 31, 2018. The Company's capital ratios continue to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans, net of the allowance for loan losses, increased $28.5 million to $566.3 million at September 30, 2019, compared to $537.8 million at December 31, 2018. Commercial real estate loans increased by $13.5 million during the first nine months of 2019, followed by residential real estate loans and commercial and industrial loans that increased by $10.9 million and $6.0 million, respectively. These increases were partially offset by consumer loans and construction loans that decreased by $1.3 million and $674 thousand, respectively.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $113 thousand at September 30, 2019, compared to $235 thousand at December 31, 2018. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential, and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $1.6 million and $3.4 million at September 30, 2019 and December 31, 2018, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status, and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $371 thousand and $467 thousand in loans classified as TDRs as of September 30, 2019 and December 31, 2018, respectively.

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank did not have any assets classified as OREO at September 30, 2019 or December 31, 2018.

Non-performing assets totaled $1.6 million at September 30, 2019 and $3.2 million at December 31, 2018, representing 0.20% and 0.42% of total assets, respectively. Non-performing assets consisted only of non-accrual loans at September 30, 2019 and December 31, 2018.

At September 30, 2019, 44% of non-performing assets were residential real estate loans, 32% were commercial real estate loans, and 24% were construction and land development loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $3.8 million and $3.5 million at September 30, 2019 and December 31, 2018, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing totaled $113 thousand at September 30, 2019, which was comprised of one loan expected to pay all principal and interest amounts contractually due to the Bank and seven purchased consumer loans. Consumer loans purchased at origination are charged-off when they are greater than 120 days past due. Loans that were greater than 90 days past due and still accruing totaled $235 thousand at December 31, 2018.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $4.9 million at September 30, 2019 and $5.0 million at December 31, 2018, representing 0.86% and 0.92% of total loans, respectively. For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.

Recoveries of loan losses of $119 thousand and $71 thousand were recorded in the construction and land development and 1-4 family residential loan classes, respectively, during the nine months ended September 30, 2019. The recovery of loan losses in the construction and land development loan class resulted primarily from net recoveries of loans charged off in prior periods and a decrease in the specific reserve. The decrease in the specific reserve for the construction and land development loan class resulted from improvements in collateral positions on impaired loans and principal payments received. The recovery of loan losses in the 1-4 family residential loan class resulted primarily from a decrease in the specific reserve. The decrease in the specific reserve for the 1-4 family residential loan class resulted from principal payments received and the resolution of certain impaired loans. These recoveries were offset by provision for loan losses totaling $390 thousand in the other real estate, commercial and industrial, and consumer and other loan classes. For more detailed information regarding the provision for loan losses, see Note 4 to the Consolidated Financial Statements.

Impaired loans totaled $1.6 million and $3.4 million at September 30, 2019 and December 31, 2018, respectively. The related allowance for loan losses provided for these loans totaled $74 thousand and $243 thousand at September 30, 2019 and December 31, 2018, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2019 and the year ended December 31, 2018 was $2.1 million and $3.5 million, respectively. Included in the impaired loans total are loans classified as TDRs totaling $371 thousand and $467 thousand at September 30, 2019 and December 31, 2018, respectively. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of September 30, 2019, none of these TDRs were performing under the restructured terms and all were considered non-performing assets.

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

Securities at September 30, 2019 totaled $134.6 million, a decrease of $10.4 million, or 7%, from $145.0 million at December 31, 2018. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of September 30, 2019, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $1.6 million and $75 thousand at September 30, 2019 and December 31, 2018, respectively. Gross unrealized losses in the available for sale portfolio totaled $185 thousand and $2.4 million at September 30, 2019 and December 31, 2018, respectively. Gross unrealized gains in the held to maturity portfolio totaled $108 thousand and $29 thousand at September 30, 2019 and December 31, 2018, respectively. Gross unrealized losses in the held to maturity portfolio totaled $71 thousand and $1.0 million at September 30, 2019 and December 31, 2018, respectively. Investments in an unrealized loss position were considered temporarily impaired at September 30, 2019 and December 31, 2018. The change in the unrealized gains and losses of investment securities from December 31, 2018 to September 30, 2019 was related to changes in market interest rates and was not related to credit concerns of the issuers.

Deposits

At September 30, 2019, deposits totaled $685.6 million, an increase of $15.1 million, from $670.6 million at December 31, 2018. There was a slight change in the deposit mix when comparing the periods. At September 30, 2019, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 28%, 55%, and 17% of total deposits, respectively, compared to 27%, 55%, and 18% at December 31, 2018.

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

At September 30, 2019, cash, interest-bearing and noninterest-bearing deposits with banks, securities, and loans maturing within one year totaled $113.6 million. At September 30, 2019, 14% or $80.8 million of the loan portfolio matures within one year. Non-deposit sources of available funds totaled $212.4 million at September 30, 2019, which included $138.9 million available from Federal Home Loan Bank of Atlanta (FHLB), $61.0 million of unsecured federal funds lines of credit with other correspondent banks, and $12.5 million available through the Federal Reserve Discount Window.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer was phased-in over four years and, as fully implemented on January 1, 2019, requires a buffer of 2.5% of risk-weighted assets. This results in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of September 30, 2019 and December 31, 2018, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at September 30, 2019:

First Bank
Total capital to risk-weighted assets	14.57%
Tier 1 capital to risk-weighted assets	13.71%
Common equity Tier 1 capital to risk-weighted assets	13.71%
Tier 1 capital to average assets	10.09%
Capital conservation buffer ratio(1)	6.57%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of September 30, 2019 and December 31, 2018.

On September 17, 2019 the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital.

The CBLR framework will be available for banks to use in their March 31, 2020, Call Report.  The Company is currently evaluating whether to opt into the CBLR framework.

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

Commitments to extend credit, which amounted to $93.8 million at September 30, 2019, and $91.1 million at December 31, 2018, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At September 30, 2019 and December 31, 2018, the Bank had $10.4 million and $9.9 million in outstanding standby letters of credit, respectively.

At September 30, 2019, the Bank had $9.2 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	November 8, 2019
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	November 8, 2019
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer