Form 10-K
period 2019-12-31
FIRST NATIONAL CORP /VA/
filed 2020-03-13
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2019 was $90,189,348.

The number of outstanding shares of common stock as of March 12, 2020 was 4,974,925.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2020 Annual Meeting of Shareholders – Part III

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

•	limited availability of financing or inability to raise capital;
•	reliance on third parties for key services;
•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;
•	the quality of the loan portfolio and the value of the collateral securing those loans;
•	demand for loan products;
•	deposit flows;
•	the level of net charge-offs on loans and the adequacy of the allowance for loan losses;
•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;
•	the value of securities held in the Company's investment portfolio;
•	legislative or regulatory changes or actions, including the effects of changes in tax laws;
•	accounting principles, policies and guidelines and elections made by the Company thereunder;
•	cyber threats, attacks or events;
•	the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s reputation would become damaged;
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

Access to Filings

The Company’s internet address is www.fbvirginia.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as filed with or furnished to the Securities and Exchange Commission (the SEC), are available free of charge at www.fbvirginia.com as soon as reasonably practicable after being filed with or furnished to the SEC. A copy of any of the Company’s filings will be sent, without charge, to any shareholder upon written request to: M. Shane Bell, Chief Financial Officer, at 112 West King Street, Strasburg, Virginia 22657. The information on the Company's website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

Products and Services

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley, central regions of Virginia, and the city of Richmond. Within this market area, there are diverse types of industry including medical and professional services, manufacturing, retail, warehousing, Federal government, hospitality, and higher education.

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

The Company believes its competitive advantages include long-term customer relationships, local management and directors, a commitment to excellent customer service, dedicated and loyal employees, and the support of and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-sized businesses, non-profit organizations, and local governmental entities within its communities. The Company’s primary operating subsidiary, First Bank, generally has a strong deposit share of the markets it serves. According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2019, the Bank was ranked fourth overall in its market area with 9.76% of the total deposit market.

No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.

Employees

At December 31, 2019, the Bank employed a total of 154 full-time equivalent employees. The Company considers relations with its employees to be excellent.

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

The Company

General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the BHCA), the Company is subject to supervision, regulation, and examination by the Board of Governors of the Federal Reserve System (the Federal Reserve). The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation, and examination by the Virginia State Corporation Commission (the SCC).

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

Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) codified this policy as a statutory requirement. The federal bank regulatory agencies must still issue regulations to implement the source of strength provisions of the Dodd-Frank Act. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Capital Requirements. Pursuant to the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are not subject to consolidated regulatory capital requirements. Certain capital requirements applicable to the Bank are described below under “The Bank-Capital Requirements”. Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid by the Bank to the Company.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer was phased-in over four years and, as fully implemented effective January 1, 2019, requires a buffer of 2.5% of risk-weighted assets. This results in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of December 31, 2019 and December 31, 2018, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at December 31, 2019:

First Bank
Total capital to risk-weighted assets	14.84%
Tier 1 capital to risk-weighted assets	13.99%
Common equity Tier 1 capital to risk-weighted assets	13.99%
Tier 1 capital to average assets	10.13%
Capital conservation buffer ratio(1)	6.84%

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

On September 17, 2019 the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act (the Economic Growth Act). The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the "well-capitalized" ratio requirements under the prompt corrective action regulations and will not be required to report or calculate risk-based capital. The Company plans to assess whether to opt into the CBLR framework on a quarterly basis.

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

On April 26, 2016, the FDIC adopted a final rule to amend how small banks are assessed deposit insurance. The final rule, which was effective the quarter after the DIF reached 1.15%, revised the calculation of deposit insurance assessments for insured institutions with less than $10 billion in assets that have been FDIC insured for at least five years (established small banks). The rule updated the data and revised the methodology that the FDIC uses to determine risk-based assessments to better capture the risk that an established small bank poses to the DIF and to ensure that institutions that take on greater risks have higher assessments. The rule eliminated the previous risk categories in favor of an assessment schedule based on examination ratings and financial modeling. The DIF reached 1.15% effective as of June 30, 2016, lowering the assessment rates to between 3 to 30 basis points for established small banks, subject to a decrease for issuance of long-term unsecured debt, including senior unsecured debt and subordinated debt and an increase for holdings of long-term unsecured or subordinated debt issued by other insured banks. Due to the Bank’s examination ratings and financial ratios, the Bank experienced lower deposit insurance assessment rates as a result of the changes put into effect on July 1, 2016. The reserve ratio reached 1.35% during the third quarter of 2018.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments were required until the Financing Corporation bonds matured in 2019.

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

Prompt Corrective Action. Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of “well capitalized” as of December 31, 2019.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2019, the Company had not been made aware of any instances of non-compliance with the guidance.

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

Risks Related To The Company’s Business

Dependence on uncontrollable economic conditions could have a material adverse impact on our financial condition and results of operations.

Like all financial institutions, we are subject to the effects of any economic downturn. Our business is concentrated in the northern Shenandoah Valley and the central regions of Virginia. As a result, our financial condition and results of operations may be affected by changes in the economies of these regions. Adverse changes in economic conditions in our market areas would likely impair the ability to collect loans, increase problem assets and foreclosures, decrease demand for banking products and services, deteriorate the value of collateral for loans, and could otherwise have a material adverse effect on our financial condition and results of operations. As a result, a deterioration in economic conditions may have a negative effect on our financial conditions and results of operations.

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

The Company may not be able to achieve fully the strategic objectives and operating efficiencies expected in opening a new branch or through an acquisition. Inherent uncertainties exist in integrating the operations of a new or acquired entity or acquired branches. In addition, the markets and industries in which the Company and its potential new branch locations or acquisition targets operate may be highly competitive. The Company may lose customers or the customers of acquired entities as a result of an acquisition; the Company may lose key personnel, either from the acquired entity or from itself; and the Company may not be able to control the incremental increase in noninterest expense arising from a new branch location or acquisition in a manner that improves its overall operating efficiencies. These factors could contribute to the Company’s not achieving the expected benefits from its new branch locations or acquisitions within desired time frames, if at all. Future business acquisitions could be material to the Company and it may issue additional shares of common stock to support those acquisitions, which would dilute current shareholders’ ownership interests. Acquisitions could also require the Company to use substantial cash or other liquid assets or to incur debt; the Company could therefore become more susceptible to economic downturns and competitive pressures.

Strong competition in our primary market area may limit asset growth and profitability.

We encounter strong competition from other financial institutions in our primary market area. In addition, established financial institutions not already operating in our primary market area may open branches at future dates. In the conduct of certain aspects of our business, we also compete with credit unions, mortgage banking companies, consumer finance companies, insurance companies, real estate companies, Fintech, and other institutions, some of which are not subject to the same degree of regulation or restrictions as are imposed upon us. Many of these competitors have substantially greater resources and lending limits than we have and offer services that we do not provide. In addition, many of these competitors have numerous branch offices located throughout their extended market areas that provide them with a competitive advantage. Finally, these institutions may have differing pricing and underwriting standards, which may adversely affect our company through the loss of business or causing a misalignment in our risk-return relationship. No assurance can be given that such competition will not have an adverse impact on the financial condition and results of operations.

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

Loss of any of our key personnel could disrupt our operations and result in reduced revenues or increased expenses.

We are a relationship-driven organization. A key aspect of our business strategy is for our senior officers to have primary contact with our customers. Our growth and development to date have been, in large part, a result of these personalized relationships with our customer base.

Our senior officers have considerable experience in the banking industry and related financial services and are extremely valuable and would be difficult to replace. The loss of the services of these officers could have a material adverse effect upon future prospects. Although we have entered into employment contracts with certain senior officers, we cannot offer any assurance that they and other key employees will remain employed by us. The unexpected loss of services of one or more of these key employees could have a material adverse effect on operations and possibly result in reduced revenues or increased expenses.

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

Loss of deposits or a change in deposit mix could increase our funding costs.

Deposits are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs may increase because we may lose deposits and replace them with more expensive sources of funding, clients may shift their deposits into higher cost products or we may need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin, net interest income and net income.

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

Liquidity could be impaired by an inability to access the capital markets or an unforeseen outflow of cash.

Liquidity is essential to our businesses. Due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or the Company, our liquidity could be impaired by an inability to access the capital markets or an unforeseen outflow of cash or deposits which could constrain our ability to make new loans or meet our existing commitments to loan and deposit customers and could ultimately jeopardize our overall liquidity and capitalization.

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

Every year, retailers and service providers are the target of data systems incursions which result in the thefts of credit and debit card information, online account information, and other financial data of their customers and users. These incursions affect cards issued and deposit accounts maintained by many banks, including the Company. Although our systems are not breached in such incursions, these events can cause the Company to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Company and its customers. In some cases, the Company may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within the Company’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

Security breaches and other disruptions could compromise our information and expose us to liability or result in the loss of money, which could damage our reputation and our business.

We rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. While we have policies and procedures designed to prevent or limit the effect of a possible security breach, our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses, or other malicious code, and other events that could have a security impact. If one or more such events occur, this potentially could jeopardize our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our or our customers’ operations, or result in the loss of money. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Security breaches in our internet banking activities could further expose us to possible liability, financial loss, and damage to our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We have implemented security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, which could result in damage to our reputation and our business.

Nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition.

Nonperforming assets adversely affect the Company in various ways. The Company does not record interest income on nonaccrual loans, which adversely affects its income and increases loan administration costs. When the Company receives collateral through foreclosures and similar proceedings, it is required to mark the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets also increases the Company’s risk profile, which may reduce the amount of liquidity available to the Company and require a higher level of capital in light of such risks. The Company utilizes various techniques such as workouts, restructurings, and loan sales to manage problem assets. Increases in or negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations, and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including origination of new loans. There can be no assurance that the Company will avoid increases in nonperforming assets in the future.

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

The Company has a significant exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

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

Although the Company emphasizes local lending practices, the Company purchases certain loans through a third-party lending program. These portfolios include consumer loans and carry risks associated with the borrower, changes in the economic environment, and the vendor themselves. The Company manages these risks through policies that require minimum credit scores and other underwriting requirements, robust analysis of actual performance versus expected performance, as well as ensuring compliance with the Company's vendor management program. While these policies are designed to manage the risks associated with these loans, there can be no assurance that such measures will be effective in avoiding undue credit losses.

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

The Company is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banking organizations, such as the Bank, that are based on the Basel III regulatory capital reforms. These stricter capital requirements were fully-implemented on January 1, 2019. While the Economic Growth Act and recent federal banking regulations established a simplified leverage capital framework for smaller banks, these more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital and adversely affect future growth opportunities. In addition, if the Company fails to meet these minimum capital guidelines and/or other regulatory requirements, the Company’s financial condition could be materially and adversely affected.

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

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (the FASB), the United States Securities Exchange Commission (the SEC), and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also impact the capital levels of the Company and the Bank or require the Company to incur additional personnel or technology costs. Most notably, new guidance on the calculation of credit reserves using current expected credit losses, referred to as CECL, was finalized in June 2016. The standard will be effective for the Company beginning January 1, 2023. To implement the new standard, the Company will incur costs related to data collection and documentation, technology and training. For additional information, see "Recent Accounting Pronouncements" included in Note 1 to the Consolidated Financial Statements included in this Form 10-K. If the Company is required to materially increase the level of the allowance for loan losses or incurs additional expenses to determine the appropriate level of the allowance for loan losses, such changes could adversely affect the Company’s capital levels, financial condition and results of operations.

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

The Bank has certain variable-rate loans indexed to LIBOR to calculate the loan interest rate. The United Kingdom Financial Conduct Authority, which regulates LIBOR, has announced that the continued availability of the LIBOR on the current basis is not guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based variable-rate loans, as well as LIBOR-based securities, subordinated notes, trust preferred securities, or other securities or financial arrangements. The implementation of a substitute index or indices for the calculation of interest rates under the Bank’s loan agreements with borrowers or other financial arrangements will change our market risk profile, interest spread and pricing models, may cause the Bank to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have a material adverse effect on the Bank’s results of operations.

We are subject to environmental liability risk associated with our lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. Remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Severe weather, pandemics, natural disasters, acts of war or terrorism, and other external events could significantly impact our business.

Severe weather, pandemics, natural disasters, and other environmental risks, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

The Company’s wealth management revenue is directly impacted by the market value of assets under management, which could adversely impact Company profitability.

A significant portion of revenue from wealth management services is based on the market value of assets under management, which may decrease due to a variety of factors including an economic slowdown. Any sustained period of lower market values of assets under management would adversely affect the Company’s wealth management revenue and, as a result, would also adversely affect the Company’s results of operations.

Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings and financial condition.

A possible future downgrade of the sovereign credit ratings of the U.S. government and/or a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these obligations will affect economic conditions. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments could have a material adverse effect our business, financial condition and results of operations.

There are risks resulting from the use of models in our business.

We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy and calculating economic and regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating model output would be adversely affected due to the inadequacy of that information. Also, information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading.

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve affect us significantly. The Federal Reserve regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve could reduce the demand for a borrower's products and services. This could adversely affect the borrower’s earnings and ability to repay a loan, which could have a material adverse effect on our financial condition and results of operations.

The success of our business strategies depends on our ability to identify and recruit individuals with experience and relationships in our primary markets.

The successful implementation of our business strategy will require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. The market for qualified management personnel is competitive, which has contributed to salary and employee benefit costs that have risen and are expected to continue to rise, which may have an adverse effect on the Company’s net income. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy, and we may not be able to effectively integrate these individuals into our operations. Our inability to identify, recruit and retain talented personnel to manage our operations effectively and in a timely manner could limit our growth, which could materially adversely affect our business.

Compliance with laws, regulations and supervisory guidance, both new and existing, may adversely affect our business, financial condition and results of operations.

We are subject to numerous laws, regulations and supervision from both federal and state agencies. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. In addition, establishing systems and processes to achieve compliance with these laws and regulations may increase our costs and/or limit our ability to pursue certain business opportunities.

Laws and regulations, and any interpretations and applications with respect thereto, generally are intended to benefit consumers, borrowers and depositors, but not stockholders. The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably and may negatively influence our revenues, costs, earnings, and capital levels. Our success depends on our ability to maintain compliance with both existing and new laws and regulations.

Future legislation, regulation and government policy could affect the banking industry as a whole, including the Company’s business and results of operations, in ways that are difficult to predict. In addition, the Company’s results of operations could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

The CFPB may increase our regulatory compliance burden and could affect the consumer financial products and services that we offer.

Among the Dodd-Frank Act’s significant regulatory changes, it created a new financial consumer protection agency, the CFPB. The CFPB is reshaping the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive consumer finance products or practices, which are directly affecting the business operations of financial institutions offering consumer financial products or services. This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction, financial product or service. Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Company or its subsidiaries by virtue of the adoption of such policies and best practices by the Federal Reserve and the FDIC. Further, the CFPB may include its own examiners in regulatory examinations by the Company’s primary regulators. The total costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Company with respect to its consumer product and service offerings have yet to be determined in their entirety. However, these costs, limitations and restrictions may produce significant, material effects on our business, financial condition and results of operations.

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

The Company, through its primary operating subsidiary, First Bank, owns or leases buildings that are used in the normal course of business. The Company’s headquarters is located at 112 West King Street, Strasburg, Virginia. The Bank owns or leases various other offices in the counties and cities in which it operates. At December 31, 2019, the Bank operated 14 branches throughout the Shenandoah Valley and the central Virginia regions. The Bank also operates a loan production office and a customer service center in a retirement community in the Shenandoah Valley region. The Company’s operations center is in Strasburg, Virginia. All of the Company’s properties are in good operating condition and are adequate for the Company’s present and future needs. See Note 1, “Nature of Banking Activities and Significant Accounting Policies,” Note 6, “Premises and Equipment,” and Note 17, "Lease Commitments," in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information with respect to the amounts at which Bank premises and equipment are carried and commitments under long-term leases.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Shares of the common stock of the Company are traded on the Nasdaq Capital Market stock exchange under the symbol “FXNC.” As of March 12, 2020 the Company had 530 shareholders of record and approximately 704 additional beneficial owners of shares of common stock.

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

Stock Repurchases

During the fourth quarter of 2019, the Board of Directors authorized a stock repurchase plan pursuant to which the Company may repurchase up to $5.0 million of the Company’s outstanding common stock. The stock repurchase plan is authorized to run through December 31, 2020, unless the entire amount authorized to be repurchased has been acquired before that date. The Company did not repurchase any shares of its common stock during 2019.

Item 6.	Selected Financial Data

The following is selected financial data for the Company for the last five years. This information has been derived from audited financial information included in Item 8 of this Form 10-K (in thousands, except ratios and per share amounts).

	As of and for the years ended December 31,
	2019	2018	2017	2016	2015
Results of Operations
Interest and dividend income	$32,897	$31,138	$27,652	$25,237	$22,165
Interest expense	4,887	3,512	2,386	1,982	1,441
Net interest income	28,010	27,626	25,266	23,255	20,724
Provision for (recovery of) loan losses	450	600	100	—	(100)
Net interest income after provision for (recovery of) loan losses	27,560	27,026	25,166	23,255	20,824
Noninterest income	8,552	9,157	8,292	8,493	8,342
Noninterest expense	24,318	23,761	23,284	23,488	25,555
Income before income taxes	11,794	12,422	10,174	8,260	3,611
Income tax expense	2,238	2,287	3,726	2,353	956
Net income	9,556	10,135	6,448	5,907	2,655
Effective dividend and accretion on preferred stock	—	—	—	—	1,113
Net income available to common shareholders	$9,556	$10,135	$6,448	$5,907	$1,542
Key Performance Ratios
Return on average assets	1.23%	1.34%	0.89%	0.84%	0.41%
Return on average equity	13.19%	16.36%	11.57%	12.00%	4.58%
Net interest margin (1)	3.88%	3.93%	3.77%	3.61%	3.52%
Efficiency ratio (1)	65.28%	63.05%	66.42%	71.05%	80.92%
Dividend payout	18.70%	9.78%	10.73%	10.01%	31.84%
Equity to assets	9.65%	8.85%	7.87%	7.28%	6.64%
Per Common Share Data
Net income, basic	$1.92	$2.05	$1.30	$1.20	$0.31
Net income, diluted	1.92	2.04	1.30	1.20	0.31
Cash dividends	0.36	0.20	0.14	0.12	0.10
Book value at period end	15.54	13.45	11.76	10.58	9.35
Financial Condition
Assets	$800,048	$752,969	$739,110	$716,000	$692,321
Loans, net	569,412	537,847	516,875	480,746	433,475
Securities	140,416	144,953	139,033	149,748	173,469
Deposits	706,442	670,566	664,980	645,570	627,116
Shareholders’ equity	77,219	66,674	58,154	52,151	45,953
Average shares outstanding, diluted	4,968	4,956	4,944	4,928	4,913
Capital Ratios (2)
Leverage	10.13%	9.26%	8.46%	8.48%	8.12%
Risk-based capital ratios:
Common equity Tier 1 capital	13.99%	12.71%	12.09%	12.38%	12.62%
Tier 1 capital	13.99%	12.71%	12.09%	12.38%	12.62%
Total capital	14.84%	13.62%	13.12%	13.47%	13.86%

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

The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2019 and 2018 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

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

Products, Services, Customers and Locations

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley, central regions of Virginia, and the city of Richmond. Within this market area, there are diverse types of industry including medical and professional services, manufacturing, retail, warehousing, Federal government, hospitality, and higher education.

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

Primary expense categories are salaries and employee benefits, which comprised 56% of noninterest expenses during 2019, followed by occupancy and equipment expense, which comprised 14% of noninterest expenses. Historically, the provision for loan losses has also been a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for loan losses.

Overview of Financial Performance and Condition

Net income decreased by $579 thousand to $9.6 million, or $1.92 per diluted share, for the year ended December 31, 2019, compared to $10.1 million, or $2.04 per diluted share, for the same period in 2018. Return on average assets was 1.23% and return on average equity was 13.19% for the year ended December 31, 2019, compared to 1.34% and 16.36%, respectively, for the year ended December 31, 2018.

The $579 thousand decrease in net income for the year ended December 31, 2019 resulted primarily from a $605 thousand, or 7%, decrease in noninterest income and a $557 thousand, or 2%, increase in noninterest expenses, compared to the same period of 2018. These unfavorable variances were partially offset by a $384 thousand, or 1%, increase in net interest income, a $150 thousand decrease in provision for loan losses, and a $49 thousand decrease in income tax expense.

Net interest income increased from higher average earning asset balances, which was partially offset by a lower net interest margin. Average earning asset balances increased 3%, while the net interest margin decreased 5 basis points to 3.88% for the year ended December 31, 2019, compared to 3.93% for the same period in 2018. Noninterest income decreased primarily from lower service charges on deposit accounts, income from bank owned life insurance, and other operating income. Noninterest expense increased primarily from higher salaries and employee benefits expense, marketing expense, legal and professional fees, and other operating expense. For a more detailed discussion of the Company's performance, see "Net Interest Income," "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Based on management’s analysis and the supporting allowance for loan loss calculation, a provision for loan losses of $450 thousand was recorded during the year ended December 31, 2019, compared to a provision for loan losses of $600 thousand during the year ended December 31, 2018. For a more detailed discussion of the provision for loan losses, see "Provision for Loan Losses" below.

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

	Efficiency Ratio
	2019	2018
Noninterest expense	$24,318	$23,761
Add/(Subtract): other real estate owned (expense)/income, net	(1)	20
Subtract: amortization of intangibles	(302)	(458)
Subtract: losses on disposal of premises and equipment, net	(14)	(2)
	$24,001	$23,321
Tax-equivalent net interest income	$28,217	$27,833
Noninterest income	8,552	9,157
Add/(Subtract): securities (gains)/losses, net	(1)	1
	$36,768	$36,991
Efficiency ratio	65.28%	63.05%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	2019	2018
GAAP measures:
Interest income - loans	$28,958	$26,874
Interest income - investments and other	3,939	4,264
Interest expense - deposits	(4,104)	(2,755)
Interest expense - federal funds purchased	(1)	—
Interest expense – subordinated debt	(360)	(360)
Interest expense – junior subordinated debt	(420)	(397)
Interest expense - other borrowings	(2)	—
Total net interest income	$28,010	$27,626
Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$40	$44
Tax benefit realized on non-taxable interest income - municipal securities	167	163
Total tax benefit realized on non-taxable interest income	$207	$207
Total tax-equivalent net interest income	$28,217	$27,833

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

The general component covers loans that are not considered impaired and is based on historical loss experience adjusted for qualitative factors. The historical loss experience is calculated by loan type and uses an average loss rate during the preceding twelve quarters. The qualitative factors are assigned by management based on delinquencies and asset quality, national and local economic trends, effects of the changes in the value of underlying collateral, trends in volume and nature of loans, effects of changes in the lending policy, the experience and depth of management, concentrations of credit, quality of the loan review system, and the effect of external factors such as competition and regulatory requirements. The factors assigned differ by loan type. The general allowance estimates losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. For further information regarding the allowance for loan losses, see Notes 1 and 4 to the Consolidated Financial Statements included in this Form 10-K.

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

Residential loan originations are primarily generated by mortgage loan officer solicitations and referrals by employees, real estate professionals, and customers. Commercial real estate loan originations and commercial and industrial loan originations are primarily obtained through direct solicitation and additional business from existing customers. All completed loan applications are reviewed by the Bank’s loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment, and credit history of the applicant. The Bank also participates in commercial real estate loans and commercial and industrial loans originated by other financial institutions that are typically outside its market area. In addition, the Bank has purchased consumer loans originated by other financial institutions that are typically outside its market area. Loan quality is analyzed based on the Bank’s experience and credit underwriting guidelines depending on the type of loan involved. Except for loan participations with other financial institutions, real estate collateral is valued by independent appraisers who have been pre-approved by the Board Loan Committee.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At December 31, 2019, commitments to extend credit, stand-by letters of credit, and rate lock commitments totaled $105.7 million.

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

Net Interest Income

For the year ended December 31, 2019, net interest income increased $384 thousand, or 1%, to $28.0 million, compared to $27.6 million for the same period in 2018. The increase resulted from higher average earning asset balances, which was partially offset by a lower net interest margin. Average earning asset balances increased 3%, while the net interest margin decreased 5 basis points to 3.88% for the year ended December 31, 2019, compared to 3.93% for the same period in 2018. The decrease in the net interest margin resulted from a 17 basis point increase in interest expense as a percent of average earning assets, which was partially offset by a 12 basis point increase in the yield on total earning assets.

The higher yield on earning assets was attributable to a change in the earning asset composition and an increase in yields on loans and interest-bearing deposits in other banks. The change in the earning asset composition favorably impacted the yield on average earning assets as loans increased from 75% to 77% of average earning assets, while interest-bearing deposits in other banks and securities decreased from 25% to 23% of average earning assets. The yields on loans and interest-bearing deposits in other banks benefited from increases in market rates. The 6 basis point increase in the yield on loans had the largest impact on the increase in the yield on earning assets, when comparing the periods.

The increase in interest expense as a percent of average earning assets was attributable to a higher cost of interest-bearing deposits from a change in the composition of the deposit portfolio and higher interest rates paid on deposits. The change in the deposit composition negatively impacted the cost of interest-bearing deposits as the average balance of money market accounts increased from 18% to 23% of total average interest-bearing deposits, while the average balance of savings accounts decreased from 25% to 21% of total average interest-bearing deposits. The combination of higher short-term market rates and competition for customer deposits resulted in an increase in interest rates paid on most deposit categories. The cost of money market accounts had the largest impact on the increase in interest expense as their costs increased by 45 basis points, when comparing the periods.

The following table provides information on average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2019, 2018, and 2017, as well as amounts and rates of tax equivalent interest earned and interest paid (dollars in thousands). The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components (in thousands).

Average Balances, Income and Expense, Yields and Rates (Taxable Equivalent Basis)
	Years Ending December 31,
	2019			2018			2017
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Interest-bearing deposits in other banks	$25,347	$503	1.98%	$30,776	$539	1.75%	$30,624	$335	1.09%
Securities:
Taxable	109,622	2,705	2.47%	119,010	3,024	2.54%	117,580	2,569	2.19%
Tax-exempt (1)	27,145	795	2.93%	26,032	773	2.97%	25,138	883	3.51%
Restricted	1,746	103	5.93%	1,591	91	5.70%	1,565	83	5.33%
Total securities	138,513	3,603	2.60%	146,633	3,888	2.65%	144,283	3,535	2.45%
Loans: (2)
Taxable	559,743	28,805	5.15%	525,396	26,707	5.08%	500,259	23,942	4.79%
Tax-exempt (1)	4,299	193	4.48%	4,769	211	4.42%	5,012	212	4.23%
Total loans	564,042	28,998	5.14%	530,165	26,918	5.08%	505,271	24,154	4.78%
Federal funds sold	2	—	1.70%	1	—	2.04%	—	—	—%
Total earning assets	727,904	33,104	4.55%	707,575	31,345	4.43%	680,178	28,024	4.12%
Less: allowance for loan losses	(4,921)			(5,032)			(5,382)
Total nonearning assets	53,950			51,914			53,136
Total assets	$776,933			$754,457			$727,932
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$163,408	$1,381	0.85%	$159,290	$1,075	0.67%	$163,553	$687	0.42%
Money market accounts	113,180	1,405	1.24%	87,693	697	0.79%	63,326	187	0.30%
Savings accounts	106,934	70	0.07%	122,497	92	0.07%	127,887	101	0.08%
Certificates of deposit:
Less than $100	66,066	479	0.73%	73,262	393	0.54%	80,274	388	0.48%
Greater than $100	51,432	763	1.48%	48,679	497	1.02%	44,229	358	0.81%
Brokered deposits	643	6	0.91%	389	1	0.33%	566	2	0.31%
Total interest-bearing deposits	501,663	4,104	0.82%	491,810	2,755	0.56%	479,835	1,723	0.36%
Federal funds purchased	30	1	2.59%	2	—	2.30%	1	—	1.25%
Subordinated debt	4,974	360	7.23%	4,957	360	7.26%	4,939	360	7.28%
Junior subordinated debt	9,279	420	4.53%	9,279	397	4.28%	9,279	303	3.27%
Other borrowings	41	2	6.21%	6	—	2.47%	—	—	—%
Total interest-bearing liabilities	515,987	4,887	0.95%	506,054	3,512	0.69%	494,054	2,386	0.48%
Noninterest-bearing liabilities
Demand deposits	186,615			185,024			174,225
Other liabilities	1,880			1,446			3,911
Total liabilities	704,482			692,524			672,190
Shareholders’ equity	72,451			61,933			55,742
Total liabilities and shareholders’ equity	$776,933			$754,457			$727,932
Net interest income		$28,217			$27,833			$25,638
Interest rate spread			3.60%			3.74%			3.64%
Cost of funds			0.70%			0.51%			0.36%
Interest expense as a percent of average earning assets			0.67%			0.50%			0.35%
Net interest margin			3.88%			3.93%			3.77%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21% for 2019 and 2018, and 34% for 2017. The tax-equivalent adjustment was $207 thousand for 2019 and 2018, and $372 thousand for 2017.

(2)	Loans placed on a non-accrual status are reflected in the balances.

	Volume and Rate
	Years Ending December 31,
	2019			2018
	Volume Effect	Rate Effect	Change in Income/Expense	Volume Effect	Rate Effect	Change in Income/Expense
Interest-bearing deposits in other banks	$(143)	$107	$(36)	$1	$203	$204
Loans, taxable	1,733	365	2,098	1,254	1,511	2,765
Loans, tax-exempt	(21)	3	(18)	(16)	15	(1)
Securities, taxable	(236)	(83)	(319)	32	423	455
Securities, tax-exempt	32	(10)	22	33	(143)	(110)
Securities, restricted	9	3	12	2	6	8
Federal funds sold	—	—	—	—	—	—
Total earning assets	$1,374	$385	$1,759	$1,306	$2,015	$3,321
Checking	$27	$279	$306	$(18)	$406	$388
Money market accounts	239	469	708	97	413	510
Savings accounts	(22)	—	(22)	(2)	(7)	(9)
Certificates of deposits:
Less than $100	(34)	120	86	(13)	18	5
Greater than $100	30	236	266	39	100	139
Brokered deposits	1	4	5	(1)	—	(1)
Federal funds purchased	1	—	1	—	—	—
Subordinated debt	—	—	—	—	—	—
Junior subordinated debt	—	23	23	—	94	94
Other borrowings	2	—	2	—	—	—
Total interest-bearing liabilities	$244	$1,131	$1,375	$102	$1,024	$1,126
Change in net interest income	$1,130	$(746)	$384	$1,204	$991	$2,195

Provision for Loan Losses

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio.

The Bank recorded a provision for loan losses of $450 thousand for 2019, which resulted in a total allowance for loan losses of $4.9 million, or 0.86% of total loans, at December 31, 2019. This compared to a provision for loan losses of $600 thousand for 2018, which resulted in an allowance for loan losses of $5.0 million, or 0.92% of total loans, at the prior year end.

The provision for loan losses for the year ended December 31, 2019 resulted from net charge-offs on loans and an increase in the general reserve component of the allowance for loan losses that were partially offset by a decrease in the specific reserve component. Net charge-offs totaled $525 thousand for the year ended December 31, 2019, compared to $917 thousand of net charge-offs for the same period of 2018. The increase in the general reserve resulted primarily from the impact of loan growth during the year and changes in qualitative adjustments. The specific reserve decreased from improvements in collateral positions on impaired loans, principal payments received, and the resolution of certain impaired loans.

For the year ended December 31, 2018, the provision for loan losses resulted from net charge-offs on loans and an increase in the specific reserve component of the allowance for loan losses that were partially offset by a decrease in the general reserve component. The increased net charge-offs during 2018 were comprised primarily of charge-offs on consumer loans. The specific reserve increased during the period, primarily from the addition of newly identified impaired loans for which specific reserves were calculated. The general reserve decreased primarily from improvements in the historical loss rate of the loan portfolio and from changes in qualitative adjustments.

The Company has consistently applied its allowance for loan loss methodology and regularly reviews the three year historical charge-off look back period to ensure it is indicative of the risk that remains in the loan portfolio. The Company does not believe that net charge-offs experienced in 2020 will be significantly different from the prior three year look back period. For more detail of net charge-offs, see the allowance for loan losses table in "Asset Quality" below.

Noninterest Income

Noninterest income decreased $605 thousand, or 7%, to $8.6 million for the year ended December 31, 2019, compared to $9.2 million for the same period in 2018. The decrease in noninterest income was primarily attributable to a $252 thousand, or 8%, decrease in service charges on deposit accounts, a $384 thousand decrease in income from bank owned life insurance, and a $400 thousand decrease in other operating income. These decreases were partially offset by a $74 thousand, or 3%, increase in ATM and check card fees, a $186 thousand, or 11%, increase in wealth management fees, an $85 thousand, or 14%, increase in fees for other customer services, and an $84 thousand increase in net gains on sale of loans, when comparing the periods.

The decrease in service charges on deposit accounts was primarily a result of a change in customer behavior that decreased overdraft revenue. The decrease in income from bank owned life insurance resulted primarily from $469 thousand of life insurance benefits recorded during 2018 due to the death of an employee. The decrease in other operating income was primarily attributable to revenue earned during the prior year from a settlement and release agreement related to brokerage services. Other operating income also decreased as a result of the termination of the pension plan and the subsequent distribution of plan assets in the prior year, which resulted in a one-time increase in other operating income of $126 thousand during 2018.

The increase in ATM and check card fees was primarily attributable to an increase in customer check card transactions. The increase in wealth management fees resulted primarily from higher balances of assets under management during 2019 compared to the same period one year ago. Assets under management increased as a result of new customer relationships and higher investment values. The increase in fees for other customer services was primarily attributable to increased fee income from letters of credit. Net gains on sale of loans increased due to a higher volume of mortgage loans sold during 2019.

Noninterest Expense

Noninterest expense increased $557 thousand, or 2%, to $24.3 million for the year ended December 31, 2019, compared to $23.8 million for the same period in 2018. The increase in noninterest expense was primarily attributable to a $280 thousand, or 2%, increase in salaries and employee benefits, a $103 thousand, or 19%, increase in marketing expense, a $100 thousand, or 10%, increase in legal and professional fees, an $88 thousand, or 11%, increase in ATM and check card expenses, a $70 thousand, or 15%, increase in bank franchise tax, and a $202 thousand, or 8%, increase in other operating expense, when comparing the periods. These increases were partially offset by a $249 thousand decrease in FDIC assessment and a $156 thousand, or 34%, decrease in amortization expense.

The increase in salaries and employee benefits resulted primarily from annual increases to employee salaries and expense associated with the supplemental executive retirement plans entered into during 2019. The increases in salaries and employee benefits were partially offset by a decrease in health insurance expense due to lower employee health insurance claims during the year. Marketing expense increased primarily from advertising expenses related to strategic initiatives. The increase in legal and professional fees resulted primarily from an increase in investment advisory expense of the wealth management department, legal fees, and consulting expenses for bank compliance testing and the implementation of new accounting standards. The increase in investment advisory expense correlated with the increase in wealth management revenue when comparing the periods. ATM and check card expenses increased primarily from the increase in customer check card transactions. The increase in bank franchise tax resulted from the Bank's higher taxable capital compared to 2018. The increase in other operating expense was primarily attributable to an increase in fraud losses on ATM and debit card transactions and additional costs of listing the Company's common stock on the Nasdaq Capital Market stock exchange.

The decrease in FDIC assessment was primarily attributable to assessment credits recognized and lower assessment rates during 2019. The majority of FDIC assessment credits that were available to the Company have been realized as of December 31, 2019. Amortization expense continued to decrease as a result of the accelerated amortization method of core deposit intangibles.

Income Taxes

Income tax expense decreased by $49 thousand for the year ended December 31, 2019, compared to the same period of 2018. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2019 and 2018. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and income from bank owned life insurance. For a more detailed discussion of the Company’s income tax expense, see Note 11 to the Consolidated Financial Statements included in this Form 10-K.

Financial Condition

General

Total assets increased by $47.1 million to $800.0 million at December 31, 2019, compared to $753.0 million at December 31, 2018. The increase was primarily attributable to a $31.6 million increase in net loans and a $20.9 million increase in interest-bearing deposits in banks. These increases were partially offset by a $4.5 million decrease in securities since December 31, 2018.

At December 31, 2019, total liabilities increased by $36.5 million to $722.8 million compared to $686.3 million at December 31, 2018. The increase was primarily attributable to a $35.9 million increase in total deposits. Noninterest-bearing demand deposits and savings and interest-bearing deposits increased $7.7 million and $29.9 million, respectively. These increases were partially offset by a $1.7 million decrease in time deposits since December 31, 2018.

Total shareholders' equity increased by $10.5 million to $77.2 million at December 31, 2019, compared to $66.7 million at December 31, 2018. The Company's capital ratios continue to exceed the minimum capital requirements for regulatory purposes.

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

Loans, net of allowance for loan losses, increased $31.6 million to $569.4 million at December 31, 2019, compared to $537.8 million at December 31, 2018. Commercial real estate loans increased by $17.0 million during 2019, followed by residential real estate loans and commercial and industrial loans that increased by $13.5 million and $5.5 million, respectively. These increases were partially offset by construction loans, consumer loans, and other loans that decreased by $2.7 million, $1.6 million, and $288 thousand, respectively.

The Bank’s loan portfolio is summarized in the table below for the periods indicated (dollars in thousands).

	Loan Portfolio
	At December 31,
	2019		2018		2017		2016		2015
Commercial, financial, and agricultural	$50,153	8.73%	$44,605	8.22%	$38,763	7.42%	$29,981	6.17%	$24,048	5.48%
Real estate - construction	43,164	7.51%	45,867	8.45%	35,927	6.88%	34,699	7.14%	33,135	7.55%
Real estate - mortgage:
Residential (1-4 family)	229,438	39.95%	215,945	39.78%	208,177	39.87%	198,763	40.89%	189,286	43.12%
Other real estate loans	236,555	41.19%	219,553	40.44%	222,256	42.56%	211,210	43.45%	181,447	41.33%
Consumer	10,774	1.88%	12,336	2.27%	12,333	2.36%	4,875	1.00%	4,312	0.98%
All other loans	4,262	0.74%	4,550	0.84%	4,745	0.91%	6,539	1.35%	6,771	1.54%
Total loans	$574,346	100%	$542,856	100%	$522,201	100%	$486,067	100%	$438,999	100%
Less: allowance for loan losses	4,934		5,009		5,326		5,321		5,524
Loans, net of allowance for loan losses	$569,412		$537,847		$516,875		$480,746		$433,475

There was no category of loans that exceeded 10% of outstanding loans at December 31, 2019 that were not disclosed in the above table.

The following table sets forth the maturities of the loan portfolio at December 31, 2019 (in thousands):

	Remaining Maturities of Selected Loans
	At December 31, 2019
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial, financial, and agricultural	$16,077	$24,246	$9,830	$50,153
Real estate construction and land development	28,028	7,304	7,832	43,164
Real estate - mortgage:
Residential (1-4 family)	17,498	12,193	199,747	229,438
Other real estate loans	12,379	16,121	208,055	236,555
Consumer	1,006	9,149	619	10,774
All other loans	118	75	4,069	4,262
Total loans	$75,106	$69,088	$430,152	$574,346

For maturities over one year:
Fixed rates	$289,690
Variable rates	209,550
	$499,240

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank did not have any assets classified as OREO at December 31, 2019 or December 31, 2018.

Non-performing assets totaled $1.5 million and $3.2 million at December 31, 2019 and 2018, representing 0.18% and 0.42% of total assets, respectively. Non-performing assets consisted only of non-accrual loans at December 31, 2019 and December 31, 2018.

At December 31, 2019, 43% of non-performing assets were residential real estate loans, 32% were commercial real estate loans, and 25% were construction and land development loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $3.4 million and $3.5 million at December 31, 2019 and December 31, 2018, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing totaled $97 thousand at December 31, 2019, which was comprised of two loans expected to pay all principal and interest amounts contractually due to the Bank. There were $235 thousand of loans greater than 90 days past due and still accruing at December 31, 2018.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $4.9 million at December 31, 2019 and $5.0 million at December 31, 2018, representing 0.86% and 0.92% of total loans, respectively. After analyzing the composition of the loan portfolio, related credit risks, and improvements in asset quality during recent years, the Company determined that the three year loss period and the qualitative adjustment factors that established the general reserve component of the allowance for loan losses were appropriate at December 31, 2019. For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.

Recoveries of loan losses of $145 thousand and $70 thousand were recorded in the construction and land development and 1-4 family residential loan classes, respectively, during the year ended December 31, 2019. The recovery of loan losses in the construction and land development loan class resulted from net recoveries of loans charged off in prior periods and decreases in the specific and general reserves. The decrease in the specific reserve for the construction and land development loan class resulted from improvements in collateral positions on impaired loans and principal payments received. The general reserve decreased for the construction and land development loan class primarily from the impact of lower construction loan balances during the year and changes in qualitative adjustments. The recovery of loan losses in the 1-4 family residential loan class resulted primarily from a decrease in the specific reserve. The decrease in the specific reserve for the 1-4 family residential loan class resulted from principal payments received and the resolution of certain impaired loans. These recoveries were offset by provision for loan losses totaling $665 thousand in the other real estate, commercial and industrial, and consumer and other loan classes. For more detailed information regarding the provision for loan losses, see Note 4 to the Consolidated Financial Statements included in this Form 10-K.

Impaired loans totaled $1.5 million and $3.4 million at December 31, 2019 and 2018, respectively. The related allowance for loan losses required for these loans totaled $33 thousand and $243 thousand at December 31, 2019 and December 31, 2018, respectively. The average recorded investment in impaired loans during 2019 and 2018 was $1.9 million and $3.5 million, respectively. Included in the impaired loans total are loans classified as troubled debt restructurings (TDRs) totaling $360 thousand and $467 thousand at December 31, 2019 and 2018, respectively. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of December 31, 2019, none of these TDRs were performing under the restructured terms and all were considered non-performing assets.

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

	Allowance for Loan Losses
	At December 31,
	2019	2018	2017	2016	2015
Balance, beginning of period	$5,009	$5,326	$5,321	$5,524	$6,718
Loans charged-off:
Commercial, financial and agricultural	2	10	—	—	59
Real estate-construction and land development	2	—	—	—	—
Real estate-mortgage
Residential (1-4 family)	58	55	126	83	142
Other real estate loans	27	—	—	165	1,125
Consumer	795	1,104	607	540	512
All other loans	—	—	—	—	—
Total loans charged off	$884	$1,169	$733	$788	$1,838
Recoveries:
Commercial, financial and agricultural	$8	$8	$10	$11	$72
Real estate-construction and land development	50	—	11	4	4
Real estate-mortgage
Residential (1-4 family)	9	13	302	293	373
Other real estate loans	1	5	50	2	2
Consumer	291	225	263	275	293
All other loans	—	1	2	—	—
Total recoveries	$359	$252	$638	$585	$744
Net charge-offs	$525	$917	$95	$203	$1,094
Provision for (recovery of) loan losses	450	600	100	—	(100)
Balance, end of period	$4,934	$5,009	$5,326	$5,321	$5,524
Ratio of net charge-offs during the period to average loans outstanding during the period	0.09%	0.17%	0.02%	0.04%	0.27%

The following table shows the balance of the Bank’s allowance for loan losses allocated to each major category of loans and the ratio of related outstanding loan balances to total loans (dollars in thousands).

	Allocation of Allowance for Loan Losses
	At December 31,
	2019		2018		2017		2016		2015
Commercial, financial and agricultural	$562	8.73%	$464	8.22%	$418	7.42%	$380	6.17%	$306	5.48%
Real estate-construction and land development	464	7.51%	561	8.45%	414	6.88%	441	7.14%	1,532	7.55%
Real estate- mortgage
Residential (1-4 family)	776	39.95%	895	39.78%	775	39.87%	1,019	40.89%	939	43.12%
Other real estate loans	2,296	41.19%	2,160	40.44%	2,948	42.56%	3,142	43.45%	2,534	41.33%
Consumer	797	1.88%	887	2.27%	725	2.36%	267	1.00%	140	0.98%
All other loans	39	0.74%	42	0.84%	46	0.91%	72	1.35%	73	1.54%
	$4,934	100.0%	$5,009	100.0%	$5,326	100.0%	$5,321	100.0%	$5,524	100.0%

The following table provides information on the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	Non-performing Assets
	At December 31,
	2019	2018	2017	2016	2015
Non-accrual loans	$1,459	$3,172	$937	$1,520	$3,854
Other real estate owned	—	—	326	250	2,679
Total non-performing assets	$1,459	$3,172	$1,263	$1,770	$6,533
Loans past due 90 days accruing interest	97	235	183	116	92
Total non-performing assets and past due loans	$1,556	$3,407	$1,446	$1,886	$6,625
Troubled debt restructurings	$360	$467	$333	$460	$982
Allowance for loan losses to period end loans	0.86%	0.92%	1.02%	1.09%	1.26%
Non-performing assets to period end loans	0.25%	0.58%	0.24%	0.36%	1.49%

Securities

Securities at December 31, 2019 totaled $140.4 million, a decrease of $4.5 million, or 3%, from $145.0 million at the end of 2018. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of December 31, 2019, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $1.3 million and $75 thousand at December 31, 2019 and 2018, respectively. Gross unrealized losses in the available for sale portfolio totaled $339 thousand and $2.4 million at December 31, 2019 and 2018, respectively. Gross unrealized gains in the held to maturity portfolio totaled $99 thousand and $29 thousand at December 31, 2019 and 2018, respectively. Gross unrealized losses in the held to maturity portfolio totaled $80 thousand and $1.0 million at December 31, 2019 and 2018, respectively. Investments in an unrealized loss position were considered temporarily impaired at December 31, 2019 and 2018. The change in the unrealized gains and losses of investment securities from December 31, 2018 to December 31, 2019 was related to changes in market interest rates and was not related to credit concerns of the issuers.

The following table summarizes the Company’s securities portfolio on the dates indicated (in thousands).

	Securities Portfolio
	At December 31,
	2019	2018	2017
Securities available for sale, at fair value:
U.S. agency and mortgage-backed securities	$94,905	$84,922	$74,804
Obligations of state and political subdivisions	26,078	14,935	14,451
	$120,983	$99,857	$89,255
Securities held to maturity, at carrying value
U.S. agency and mortgage-backed securities	$12,528	$27,420	$32,149
Obligations of state and political subdivisions	3,599	14,488	14,559
Corporate debt securities	1,500	1,500	1,500
	$17,627	$43,408	$48,208
Restricted securities, at cost
Federal Home Loan Bank stock	$776	$763	$645
Federal Reserve Bank stock	980	875	875
Community Bankers’ Bank stock	50	50	50
	$1,806	$1,688	$1,570
Total securities	$140,416	$144,953	$139,033

The following table shows the maturities of debt and restricted securities at amortized cost and market value at December 31, 2019 and approximate weighted average yields of such securities (dollars in thousands). Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 21% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and re-pricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities, see Note 2 to the Consolidated Financial Statements included in this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis
	At December 31, 2019
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Equity Securities	Total
U.S. agency and mortgage-backed securities
Amortized cost	$245	$6,006	$23,451	$77,287	$106,989
Market value	$245	$5,993	$23,794	$77,327	$107,359
Weighted average yield	2.13%	2.37%	2.61%	2.32%	2.39%
Obligations of state and political subdivisions
Amortized cost	$2,250	$5,067	$11,250	$10,639	$29,206
Market value	$2,262	$5,151	$11,472	$10,873	$29,758
Weighted average yield	2.42%	2.60%	2.86%	3.17%	2.89%
Corporate debt securities
Amortized cost	$—	$—	$1,500	$—	$1,500
Market value	$—	$—	$1,512	$—	$1,512
Weighted average yield	—%	—%	6.75%	—%	6.75%
Restricted securities
Amortized cost	$—	$—	$—	$1,806	$1,806
Market value	$—	$—	$—	$1,806	$1,806
Weighted average yield	—%	—%	—%	5.93%	5.93%
Total portfolio
Amortized cost	$2,495	$11,073	$36,201	$89,732	$139,501
Market value	$2,507	$11,144	$36,778	$90,006	$140,435
Weighted average yield (1)	2.39%	2.47%	2.86%	2.50%	2.60%

(1)	Yields on tax-exempt securities have been calculated on a tax-equivalent basis.

The above table was prepared using the contractual maturities for all securities with the exception of mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO). Both MBS and CMO securities were recorded using the yield book prepayment model that incorporates four causes of prepayments including home sales, refinancing, defaults, and curtailments/full payoffs.

As of December 31, 2019, the Company did not own securities of any issuer for which the aggregate book value of the securities of such issuer exceeded ten percent of shareholders’ equity.

Deposits

At December 31, 2019, deposits totaled $706.4 million, an increase of $35.9 million, from $670.6 million at December 31, 2018. There was a slight change in the deposit mix when comparing the periods. At December 31, 2019, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 27%, 56%, and 17% of total deposits, respectively, compared to 27%, 55%, and 18% at December 31, 2018. Although there was only a slight change in these broad deposit categories, there was a more significant change in composition within the savings and interest-bearing demand deposit category that negatively impacted the cost of interest-bearing deposits. The average balance of money market accounts increased to 23% of average interest-bearing deposits for the year ended December 31, 2019 compared to 18% for the prior year, while the average balance of savings accounts decreased to 21% of average interest-bearing deposits compared to 25% for the prior year.

The following tables include a summary of average deposits and average rates paid and maturities of CD’s greater than $100,000 (dollars in thousands).

	Average Deposits and Rates Paid
	Year Ended December 31,
	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$186,615	—	$185,024	—	$174,225	—
Interest-bearing deposits:
Interest checking	$163,408	0.85%	$159,290	0.67%	$163,553	0.42%
Money market	113,180	1.24%	87,693	0.79%	63,326	0.30%
Savings	106,934	0.07%	122,497	0.07%	127,887	0.08%
Time deposits:
Less than $100	66,066	0.73%	73,262	0.54%	80,274	0.48%
Greater than $100	51,432	1.48%	48,679	1.02%	44,229	0.81%
Brokered deposits	643	0.91%	389	0.33%	566	0.31%
Total interest-bearing deposits	$501,663	0.82%	$491,810	0.56%	$479,835	0.36%
Total deposits	$688,278		$676,834		$654,060

	Maturities of CD’s Greater than $100,000
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2019	$13,569	$5,903	$16,896	$16,677	$53,045

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

At December 31, 2019, cash, interest-bearing and noninterest-bearing deposits with banks, securities, and loans maturing within one year totaled $123.4 million. At December 31, 2019, 13% or $75.1 million of the loan portfolio matures within one year. Non-deposit sources of available funds totaled $218.1 million at December 31, 2019, which included $144.3 million available from Federal Home Loan Bank of Atlanta (FHLB), $61.0 million of unsecured federal funds lines of credit with other correspondent banks, and $12.8 million available through the Federal Reserve Discount Window.

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

At December 31, 2019 and 2018, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2019	2018
Commitments to extend credit and unfunded commitments under lines of credit	$92,528	$91,109
Stand-by letters of credit	10,950	9,947

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

At December 31, 2019, the Bank had $2.2 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer was phased-in over four years and, as fully implemented effective January 1, 2019, requires a buffer of 2.5% of risk-weighted assets. This results in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of December 31, 2019 and December 31, 2018, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table summarizes the Bank’s regulatory capital and related ratios at December 31, 2019, 2018, and 2017 (dollars in thousands).

	Analysis of Capital
	At December 31,
	2019	2018	2017
Common equity Tier 1 capital	$80,505	$69,688	$62,298
Tier 1 capital	80,505	69,688	62,298
Tier 2 capital	4,934	5,009	5,326
Total risk-based capital	85,439	74,697	67,624
Risk-weighted assets	575,569	548,236	515,483
Capital ratios:
Common equity Tier 1 capital ratio	13.99%	12.71%	12.09%
Tier 1 capital ratio	13.99%	12.71%	12.09%
Total capital ratio	14.84%	13.62%	13.12%
Leverage ratio (Tier 1 capital to average assets)	10.13%	9.26%	8.46%
Capital conservation buffer ratio(1)	6.84%	5.62%	5.12%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of December 31, 2019 and 2018.

On September 17, 2019 the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the "well-capitalized" ratio requirements under the prompt corrective action regulations and will not be required to report or calculate risk-based capital. The Company plans to assess whether to opt into the CBLR framework on a quarterly basis.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements included in this Form 10-K, for discussion of recent accounting pronouncements.

Quarterly Results

The table below lists the Company’s quarterly performance for the years ended December 31, 2019 and 2018 (in thousands, except per share data).

	2019
	Fourth	Third	Second	First	Total
Interest and dividend income	$8,306	$8,354	$8,214	$8,023	$32,897
Interest expense	1,231	1,283	1,249	1,124	4,887
Net interest income	7,075	7,071	6,965	6,899	28,010
Provision for loan losses	250	—	200	—	450
Net interest income after provision for loan losses	6,825	7,071	6,765	6,899	27,560
Noninterest income	2,341	2,191	2,035	1,985	8,552
Noninterest expense	5,804	6,186	6,230	6,098	24,318
Income before income taxes	3,362	3,076	2,570	2,786	11,794
Income tax expense	646	583	484	525	2,238
Net income	$2,716	$2,493	$2,086	$2,261	$9,556
Net income per share, basic	$0.55	$0.50	$0.42	$0.46	$1.92
Net income per share, diluted	$0.55	$0.50	$0.42	$0.46	$1.92

	2018
	Fourth	Third	Second	First	Total
Interest and dividend income	$8,159	$7,981	$7,686	$7,312	$31,138
Interest expense	994	898	855	765	3,512
Net interest income	7,165	7,083	6,831	6,547	27,626
Provision for loan losses	500	—	—	100	600
Net interest income after provision for loan losses	6,665	7,083	6,831	6,447	27,026
Noninterest income	2,279	2,178	2,067	2,633	9,157
Noninterest expense	6,081	5,950	5,864	5,866	23,761
Income before income taxes	2,863	3,311	3,034	3,214	12,422
Income tax expense	542	635	583	527	2,287
Net income	$2,321	$2,676	$2,451	$2,687	$10,135
Net income per share, basic	$0.47	$0.54	$0.49	$0.54	$2.05
Net income per share, diluted	$0.47	$0.54	$0.49	$0.54	$2.04

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

First National Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First National Corporation and subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

March 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

First National Corporation

Opinion on the Internal Control over Financial Reporting

We have audited First National Corporation and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements of the Company and our report dated March 13, 2020 expressed an unqualified opinion.

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

/s/ YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia

March 13, 2020

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

December 31, 2019 and 2018

(in thousands, except share and per share data)

	2019	2018
Assets
Cash and due from banks	$9,675	$13,378
Interest-bearing deposits in banks	36,110	15,240
Securities available for sale, at fair value	120,983	99,857
Securities held to maturity, at carrying value (fair value, 2019, $17,646; 2018, $42,394)	17,627	43,408
Restricted securities, at cost	1,806	1,688
Loans held for sale	167	419
Loans, net of allowance for loan losses, 2019, $4,934, 2018, $5,009	569,412	537,847
Premises and equipment, net	19,747	20,066
Accrued interest receivable	2,065	2,113
Bank owned life insurance	17,447	13,991
Core deposit intangibles, net	170	472
Other assets	4,839	4,490
Total assets	$800,048	$752,969
Liabilities & Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand deposits	$189,623	$181,964
Savings and interest-bearing demand deposits	399,255	369,383
Time deposits	117,564	119,219
Total deposits	$706,442	$670,566
Subordinated debt	4,983	4,965
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	2,125	1,485
Total liabilities	$722,829	$686,295
Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2019, 4,969,716 shares, 2018, 4,957,694 shares	6,212	6,197
Surplus	7,700	7,471
Retained earnings	62,583	54,814
Accumulated other comprehensive income (loss), net	724	(1,808)
Total shareholders’ equity	$77,219	$66,674
Total liabilities and shareholders’ equity	$800,048	$752,969

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Years Ended December 31, 2019 and 2018

(in thousands, except per share data)

	2019	2018
Interest and Dividend Income
Interest and fees on loans	$28,958	$26,874
Interest on deposits in banks	503	539
Interest and dividends on securities:
Taxable interest	2,705	3,024
Tax-exempt interest	628	610
Dividends	103	91
Total interest and dividend income	$32,897	$31,138
Interest Expense
Interest on deposits	$4,104	$2,755
Interest on federal funds purchased	1	—
Interest on subordinated debt	360	360
Interest on junior subordinated debt	420	397
Interest on other borrowings	2	—
Total interest expense	$4,887	$3,512
Net interest income	$28,010	$27,626
Provision for loan losses	450	600
Net interest income after provision for loan losses	$27,560	$27,026
Noninterest Income
Service charges on deposit accounts	$2,926	$3,178
ATM and check card fees	2,330	2,256
Wealth management fees	1,868	1,682
Fees for other customer services	686	601
Income from bank owned life insurance	456	840
Net gains (losses) on securities available for sale	1	(1)
Net gains on sale of loans	170	86
Other operating income	115	515
Total noninterest income	$8,552	$9,157

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Years Ended December 31, 2019 and 2018

(in thousands, except per share data)

	2019	2018
Noninterest Expense
Salaries and employee benefits	$13,567	$13,287
Occupancy	1,652	1,598
Equipment	1,645	1,649
Marketing	651	548
Supplies	338	334
Legal and professional fees	1,086	986
ATM and check card expenses	897	809
FDIC assessment	45	294
Bank franchise tax	538	468
Data processing expense	705	673
Amortization expense	302	458
Other real estate owned expense (income), net	1	(20)
Net losses on disposal of premises and equipment	14	2
Other operating expense	2,877	2,675
Total noninterest expense	$24,318	$23,761
Income before income taxes	$11,794	$12,422
Income tax expense	2,238	2,287
Net income	$9,556	$10,135
Earnings per common share
Basic	$1.92	$2.05
Diluted	$1.92	$2.04

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2019 and 2018

(in thousands)

	2019	2018
Net income	$9,556	$10,135
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available for sale securities, net of tax $764 and ($200), respectively	2,873	(752)
Unrealized holding losses on securities transferred from held to maturity to available for sale, net of tax ($91) and $0, respectively	(340)	—
Reclassification adjustment for (gains) losses included in net income, net of tax $0 and $0, respectively	(1)	1
Pension liability adjustment, net of tax $0 and ($27), respectively	—	(99)
Total other comprehensive income (loss)	2,532	(850)
Total comprehensive income	$12,088	$9,285

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Years Ended December 31, 2019 and 2018

(in thousands)

	2019	2018
Cash Flows from Operating Activities
Net income	$9,556	$10,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,335	1,347
Amortization of core deposit intangibles	302	458
Amortization of debt issuance costs	18	17
Origination of loans held for sale	(12,765)	(5,279)
Proceeds from sale of loans held for sale	13,187	5,384
Net gains on sales of loans held for sale	(170)	(86)
Provision for loan losses	450	600
Net (gains) losses on securities available for sale	(1)	1
Net gains on sale of other real estate owned	—	(22)
Increase in cash value of bank owned life insurance	(456)	(371)
Accretion of discounts and amortization of premiums on securities, net	592	567
Accretion of premium on time deposits	(60)	(82)
Stock-based compensation	183	189
Excess tax benefits on stock-based compensation	(2)	(7)
Losses on disposal of premises and equipment	14	2
Deferred income tax (benefit) expense	(8)	135
Changes in assets and liabilities:
Decrease (increase) in interest receivable	48	(197)
(Increase) decrease in other assets	(820)	1,331
Increase (decrease) in accrued expenses and other liabilities	448	(364)
Net cash provided by operating activities	$11,851	$13,758
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$22,031	$15,694
Proceeds from maturities, calls, and principal payments of securities held to maturity	2,240	4,617
Purchases of securities available for sale	(17,002)	(27,632)
Net purchase of restricted securities	(118)	(118)
Purchase of premises and equipment, net	(1,030)	(1,539)
Proceeds from sale of premises and equipment	—	15
Proceeds from sale of other real estate owned	—	416
Purchase of bank owned life insurance	(3,000)	—
Proceeds from cash value of bank owned life insurance	—	347
Net increase in loans	(32,015)	(21,640)
Net cash used in investing activities	$(28,894)	$(29,840)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Years Ended December 31, 2019 and 2018

(in thousands)

	2019	2018
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$37,531	$9,018
Net decrease in time deposits	(1,595)	(3,350)
Cash dividends paid on common stock, net of reinvestment	(1,674)	(929)
Repurchase of common stock, stock incentive plan	(20)	(24)
Repurchase of common stock, employee stock ownership plan	(32)	(1)
Net cash provided by financing activities	$34,210	$4,714
Increase (decrease) in cash and cash equivalents	$17,167	$(11,368)
Cash and Cash Equivalents
Beginning	28,618	39,986
Ending	$45,785	$28,618
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,903	$3,553
Income taxes	$2,178	$1,343
Supplemental Disclosures of Noncash Transactions
Unrealized gains (losses) on securities available for sale	$3,636	$(951)
Unrealized losses on securities transferred from held to maturity to available for sale	$(431)	$—
Fair value of securities transferred from held to maturity to available for sale	$23,036	$—
Change in pension liability	$—	$(126)
Transfer from loans to other real estate owned	$—	$68
Issuance of common stock, dividend reinvestment plan	$113	$62

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2019 and 2018

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$6,182	$7,260	$45,670	$(958)	$58,154
Net income	—	—	10,135	—	10,135
Other comprehensive loss	—	—	—	(850)	(850)
Cash dividends on common stock ($0.20 per share)	—	—	(991)	—	(991)
Stock-based compensation	—	189	—	—	189
Issuance of 3,148 shares common stock, dividend reinvestment plan	4	58	—	—	62
Issuance of 10,189 shares common stock, stock incentive plan	12	(12)	—	—	—
Repurchase of 1,317 shares of common stock, stock incentive plan	(1)	(23)	—	—	(24)
Repurchase of 28 shares of common stock, employee stock ownership plan	—	(1)	—	—	(1)
Balance, December 31, 2018	$6,197	$7,471	$54,814	$(1,808)	$66,674

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	$6,197	$7,471	$54,814	$(1,808)	$66,674
Net income	—	—	9,556	—	9,556
Other comprehensive income	—	—	—	2,532	2,532
Cash dividends on common stock ($0.36 per share)	—	—	(1,787)	—	(1,787)
Stock-based compensation	—	183	—	—	183
Issuance of 5,671 shares common stock, dividend reinvestment plan	7	106	—	—	113
Issuance of 8,902 shares common stock, stock incentive plan	12	(12)	—	—	—
Repurchase of 1,006 shares of common stock, stock incentive plan	(2)	(18)	—	—	(20)
Repurchase of 1,545 shares of common stock, employee stock ownership plan	(2)	(30)	—	—	(32)
Balance, December 31, 2019	$6,212	$7,700	$62,583	$724	$77,219

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 1. Nature of Banking Activities and Significant Accounting Policies

First National Corporation (the Company) is the bank holding company of First Bank (the Bank), First National (VA) Statutory Trust II (Trust II), and First National (VA) Statutory Trust III (Trust III and, together with Trust II, the Trusts). The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities and are not included in the Company’s consolidated financial statements in accordance with authoritative accounting guidance because management has determined that the Trusts qualify as variable interest entities. The Bank owns First Bank Financial Services, Inc., which invests in entities that provide title insurance and investment services. The Bank owns Shen-Valley Land Holdings, LLC which was formed to hold other real estate owned and future office sites. The Bank offers loan, deposit, and wealth management products and services in the Shenandoah Valley, central regions of Virginia, and the city of Richmond. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. The Bank offers other services, including internet banking, mobile banking, remote deposit capture, and other traditional banking services.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the Shenandoah Valley, central regions of Virginia, and the city of Richmond. The types of lending that the Company engages in are included in Note 3. The Company has a concentration of credit risk in commercial real estate, but does not have a significant concentration to any one customer or industry.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company has defined cash equivalents as those amounts included in the balance sheet captions “Cash and due from banks” and “Interest-bearing deposits in banks.”

Securities

Investments in debt securities with readily determinable fair values are classified as either held to maturity (HTM), available for sale (AFS), or trading based on management’s intent. Currently, all of the Company’s debt securities are classified as either AFS or HTM. Equity investments in the FHLB, the Federal Reserve Bank of Richmond, and Community Bankers Bank are separately classified as restricted securities and are carried at cost. AFS securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), and HTM securities are carried at amortized cost. When an individual AFS security is sold, the Company releases the income tax effects associated with the AFS security from accumulated other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains or losses on the sale of securities are recorded on the trade date using the amortized cost of the specific security sold.

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

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status, and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $360 thousand and $467 thousand in loans classified as TDRs as of December 31, 2019 and 2018, respectively.

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

Other Real Estate Owned

Other real estate owned (OREO) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is initially recorded at fair value less estimated costs to sell to establish a new cost basis. OREO is subsequently reported at the lower of cost or fair value less costs to sell, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its distressed asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned. Management reviews the value of other real estate owned each quarter, if any, and adjusts the values as appropriate. Revenue and expenses from operations and changes in the valuation allowance are included in other real estate owned expense (income).

Bank-Owned Life Insurance

The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare. The cash surrender value of these policies is included as an asset on the consolidated balance sheets, and any increase in cash surrender value is recorded as income from bank owned life insurance on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company receives a death benefit which is also recorded as income from bank owned life insurance. The Company recorded $469 thousand of death benefits received as income from bank owned life insurance under these policies for the year ended December 31, 2018. The Company did not receive any death benefits under these policies for the year ended December 31, 2019. The Company is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.

Intangible Assets

Intangible assets consist of a core deposit intangible asset arising from a branch acquisition which is amortized on an accelerated method over its estimated useful life of six years.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There was no liability for unrecognized tax benefits recorded as of December 31, 2019 and 2018. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the consolidated statements of income.

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

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense incurred for 2019 and 2018 was $449 thousand and $359 thousand, respectively.

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

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders' equity.

Adoption of New Accounting Standards

On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach does not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases.”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements.”) Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The adoption of this standard did not have a material effect on the Company's consolidated financial statements. For further information about the Company's leases, see Note 17.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public business entities that meet the definition of a SEC filer, excluding smaller reporting companies, the standard is effective for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. All other entities, including the Company, will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has formed a committee to address the compliance requirements of this ASU, which has analyzed gathered data, defined loan pools and segments, and selected methods for applying the concepts included in this ASU. The Company is in the process of testing selected models, building policy and processing documentation, modeling the impact of the ASU on the capital and strategic plans, performing model validation, and finalizing policies and procedures. This guidance may result in material changes in the Company's accounting for credit losses of financial instruments.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various Transition Resource Group (TRG) Meetings. The effective date of each of the amendments depends on the adoption date of ASU 2016-1, ASU 2016-03, and ASU 2017-12. The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities.  An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings. The effective date and transition methodology for the amendments in ASU 2019-05 are the same as in ASU 2016-13. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This ASU addresses issues raised by stakeholders during the implementation of ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as PCD assets). In response to this question, the ASU permits organizations to record expected recoveries on PCD assets. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13. The Company is currently assessing the impact that ASU 2019-11 will have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.” The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, “Financial Instruments – Credit Losses.” It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of states and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at December 31, 2019 and 2018 were as follows (in thousands):

	2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$94,461	$778	$(334)	$94,905
Obligations of states and political subdivisions	25,607	476	(5)	26,078
Total securities available for sale	$120,068	$1,254	$(339)	$120,983
Securities held to maturity:
U.S. agency and mortgage-backed securities	$12,528	$6	$(80)	$12,454
Obligations of states and political subdivisions	3,599	81	—	3,680
Corporate debt securities	1,500	12	—	1,512
Total securities held to maturity	$17,627	$99	$(80)	$17,646
Total securities	$137,695	$1,353	$(419)	$138,629

	2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$86,944	$44	$(2,066)	$84,922
Obligations of states and political subdivisions	15,203	31	(299)	14,935
Total securities available for sale	$102,147	$75	$(2,365)	$99,857
Securities held to maturity:
U.S. agency and mortgage-backed securities	$27,420	$—	$(869)	$26,551
Obligations of states and political subdivisions	14,488	20	(174)	14,334
Corporate debt securities	1,500	9	—	1,509
Total securities held to maturity	$43,408	$29	$(1,043)	$42,394
Total securities	$145,555	$104	$(3,408)	$142,251

At December 31, 2019 and 2018, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	2019
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$29,853	$(207)	$13,083	$(127)	$42,936	$(334)
Obligations of states and political subdivisions	1,373	(5)	—	—	1,373	(5)
Total securities available for sale	$31,226	$(212)	$13,083	$(127)	$44,309	$(339)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$3,516	$(10)	$5,936	$(70)	$9,452	$(80)
Total securities held to maturity	$3,516	$(10)	$5,936	$(70)	$9,452	$(80)
Total securities	$34,742	$(222)	$19,019	$(197)	$53,761	$(419)

	2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$26,350	$(215)	$49,652	$(1,851)	$76,002	$(2,066)
Obligations of states and political subdivisions	3,761	(25)	5,127	(274)	8,888	(299)
Total securities available for sale	$30,111	$(240)	$54,779	$(2,125)	$84,890	$(2,365)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$—	$—	$26,551	$(869)	$26,551	$(869)
Obligations of states and political subdivisions	5,326	(37)	6,115	(137)	11,441	(174)
Total securities held to maturity	$5,326	$(37)	$32,666	$(1,006)	$37,992	$(1,043)
Total securities	$35,437	$(277)	$87,445	$(3,131)	$122,882	$(3,408)

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

At December 31, 2019, there were forty-two out of ninety-four U.S. agency and mortgage-backed securities and three out of seventy-nine obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.7 years at December 31, 2019. At December 31, 2018, there were eighty-three out of ninety U.S. agency and mortgage-backed securities and fifty-six out of eighty-two obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2018. The weighted- average re-pricing term of the portfolio was 4.6 years at December 31, 2018. The unrealized losses at December 31, 2019 in the U.S. agency and mortgage-backed securities portfolio and the obligations of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at December 31, 2019 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$2,059	$2,070	$436	$437
Due after one year through five years	6,336	6,350	4,737	4,794
Due after five years through ten years	32,867	33,427	3,334	3,351
Due after ten years	78,806	79,136	9,120	9,064
	$120,068	$120,983	$17,627	$17,646

Proceeds from maturities, calls, principal payments and sales of securities available for sale during 2019and 2018 were $22.0 million and $15.7 million, respectively. Gross gains of $1 thousand were realized on calls and sales during 2019. The Company did not realize any gross gains on calls and sales during 2018. The Company did not realize any gross losses on calls and sales during 2019. Gross losses of $1 thousand were realized on calls and sales during 2018.

Proceeds from maturities, calls, and principal payments of securities held to maturity during 2019 and 2018 were $2.2 million and $4.6 million, respectively. There were no sales of securities from the held to maturity portfolio for the years ended December 31, 2019 or 2018. The Company did not realize any gross gains or gross losses on held to maturity securities during 2019 or 2018.

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

Securities having a fair value of $40.5 million and $43.1 million at December 31, 2019 and 2018 were pledged to secure public deposits and for other purposes required by law.

Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019, and no impairment has been recognized.

The composition of restricted securities at December 31, 2019 and 2018 was as follows (in thousands):

	2019	2018
Federal Home Loan Bank stock	$776	$763
Federal Reserve Bank stock	980	875
Community Bankers’ Bank stock	50	50
	$1,806	$1,688

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $514 thousand and $466 thousand at December 31, 2019 and 2018, respectively.

Note 3. Loans

Loans at December 31, 2019 and 2018 are summarized as follows (in thousands):

	2019	2018
Real estate loans:
Construction and land development	$43,164	$45,867
Secured by 1-4 family residential	229,438	215,945
Other real estate	236,555	219,553
Commercial and industrial loans	50,153	44,605
Consumer and other loans	15,036	16,886
Total loans	$574,346	$542,856
Allowance for loan losses	(4,934)	(5,009)
Loans, net	$569,412	$537,847

Net deferred loan fees included in the above loan categories were $340 thousand and $274 thousand at December 31, 2019 and 2018, respectively. Consumer and other loans included $374 thousand and $275 thousand of demand deposit overdrafts at December 31, 2019 and 2018, respectively.

The following tables provide a summary of loan classes and an aging of past due loans as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$136	$30	$166	$42,998	$43,164	$367	$30
1-4 family residential	1,428	306	115	1,849	227,589	229,438	630	67
Other real estate loans	457	—	416	873	235,682	236,555	462	—
Commercial and industrial	45	50	—	95	50,058	50,153	—	—
Consumer and other loans	83	79	—	162	14,874	15,036	—	—
Total	$2,013	$571	$561	$3,145	$571,201	$574,346	$1,459	$97

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$88	$80	$—	$168	$45,699	$45,867	$327	$—
1-4 family residential	747	393	423	1,563	214,382	215,945	663	—
Other real estate loans	145	36	2,207	2,388	217,165	219,553	1,985	222
Commercial and industrial	—	25	210	235	44,370	44,605	197	13
Consumer and other loans	90	—	—	90	16,796	16,886	—	—
Total	$1,070	$534	$2,840	$4,444	$538,412	$542,856	$3,172	$235

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$42,636	$—	$528	$—	$43,164
Secured by 1-4 family residential	228,029	524	885	—	229,438
Other real estate loans	233,240	537	2,778	—	236,555
Commercial and industrial	48,527	948	678	—	50,153
Consumer and other loans	10,976	4,060	—	—	15,036
Total	$563,408	$6,069	$4,869	$—	$574,346

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$45,054	$235	$578	$—	$45,867
Secured by 1-4 family residential	214,089	924	932	—	215,945
Other real estate loans	213,681	900	4,972	—	219,553
Commercial and industrial	44,373	19	213	—	44,605
Consumer and other loans	16,886	—	—	—	16,886
Total	$534,083	$2,078	$6,695	$—	$542,856

Note 4. Allowance for Loan Losses

The following tables present, as of December 31, 2019 and 2018, the total allowance for loan losses, the allowance by impairment methodology, and loans by impairment methodology (in thousands).

	December 31, 2019
	Construction and Land Development	Secure by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance,December 31, 2018	$561	$895	$2,160	$464	$929	$5,009
Charge-offs	(2)	(58)	(27)	(2)	(795)	(884)
Recoveries	50	9	1	8	291	359
Provision for (recovery of) loan losses	(145)	(70)	162	92	411	450
Ending Balance, December 31, 2019	$464	$776	$2,296	$562	$836	$4,934
Ending Balance:
Individually evaluated for impairment	22	11	—	—	—	33
Collectively evaluated for impairment	442	765	2,296	562	836	4,901
Loans:
Ending Balance	43,164	229,438	236,555	50,153	15,036	574,346
Individually evaluated for impairment	367	630	462	—	—	1,459
Collectively evaluated for impairment	42,797	228,808	236,093	50,153	15,036	572,887

	December 31, 2018
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2017	$414	$775	$2,948	$418	$771	$5,326
Charge-offs	—	(55)	—	(10)	(1,104)	(1,169)
Recoveries	—	13	5	8	226	252
Provision for (recovery of) loan losses	147	162	(793)	48	1,036	600
Ending Balance, December 31, 2018	$561	$895	$2,160	$464	$929	$5,009
Ending Balance:
Individually evaluated for impairment	71	172	—	—	—	243
Collectively evaluated for impairment	490	723	2,160	464	929	4,766
Loans:
Ending Balance	45,867	215,945	219,553	44,605	16,886	542,856
Individually evaluated for impairment	327	663	2,249	197	—	3,436
Collectively evaluated for impairment	45,540	215,282	217,304	44,408	16,886	539,420

Impaired loans and the related allowance at December 31, 2019 and 2018, were as follows (in thousands):

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$401	$70	$297	$367	$22	$369	$1
Secured by 1-4 family	729	488	142	630	11	769	1
Other real estate loans	509	462	—	462	—	766	3
Commercial and industrial	—	—	—	—	—	22	—
Total	$1,639	$1,020	$439	$1,459	$33	$1,926	$5

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$336	$—	$327	$327	$71	$758	$12
Secured by 1-4 family	720	356	307	663	172	966	22
Other real estate loans	2,290	2,249	—	2,249	—	1,585	51
Commercial and industrial	200	197	—	197	—	146	—
Total	$3,546	$2,802	$634	$3,436	$243	$3,455	$85

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

As of December 31, 2019, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $360 thousand. At December 31, 2019, none of the loans classified as TDRs were performing under the restructured terms and all were considered non-performing assets. There were $467 thousand in TDRs at December 31, 2018, $264 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There was one loan secured by 1-4 family residential real estate classified as a TDR during the year ended December 31, 2019 because the loan was extended with terms considered to be below market. The TDR described above did not have an impact on the allowance for loan losses at December 31, 2019. There was one loan secured by 1-4 family residential real estate classified as a TDR during the year ended December 31, 2018 because the loan was renewed with an interest rate considered to be below the market rate. The loan modified as a TDR during 2018 increased the allowance for loan losses by $27 thousand at December 31, 2018.

For the years ended December 31, 2019 and 2018, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Management defines default as over 90 days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

There were no non-accrual loans excluded from impaired loan disclosure at December 31, 2019 and December 31, 2018. Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $96 thousand and $111 thousand during the years ended December 31, 2019 and 2018, respectively.

Note 5. Other Real Estate Owned

Changes in the balance for OREO are as follows (in thousands):

	2019	2018
Balance at the beginning of year, gross	$—	$326
Transfers in	—	68
Sales proceeds	—	(416)
Gain on disposition	—	22
Balance at the end of year, gross	$—	$—
Less: valuation allowance	—	—
Balance at the end of year, net	$—	$—

There were no residential real estate properties included in the ending OREO balances above at December 31, 2019 and 2018. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2019.

Net expenses applicable to OREO, other than the provision for losses, were $1 thousand and $2 thousand for the years ended December 31, 2019 and 2018, respectively

Note 6. Premises and Equipment

Premises and equipment are summarized as follows at December 31, 2019 and 2018 (in thousands):

	2019	2018
Land	$4,717	$4,717
Buildings and leasehold improvements	19,754	18,633
Furniture and equipment	6,815	7,026
Construction in process	17	870
	$31,303	$31,246
Less accumulated depreciation	11,556	11,180
	$19,747	$20,066

Depreciation expense included in operating expenses for 2019 and 2018 was $1.3 million.

Note 7. Deposits

The aggregate amount of time deposits, in denominations of $250 thousand or more, was $21.4 million and $16.1 million at December 31, 2019 and 2018, respectively.

The Bank obtains certain deposits through the efforts of third-party brokers. At December 31, 2019 and 2018, brokered deposits totaled $556 thousand and $144 thousand, respectively, and were included in time deposits on the Company’s consolidated financial statements.

At December 31, 2019, the scheduled maturities of time deposits were as follows (in thousands):

2020	$72,857
2021	20,460
2022	8,670
2023	8,559
2024	6,962
Thereafter	56
$117,564

Note 8. Other Borrowings

The Company had an unsecured line of credit totaling $5.0 million with a non-affiliated bank at December 31, 2019. There were no borrowings outstanding on the line of credit at December 31, 2019. The interest rate on the line of credit floats at Wall Street Journal Prime Rate plus 0.25% and matures on March 28, 2025.

The Bank had unused lines of credit totaling $218.1 million and $128.5 million available with non-affiliated banks at December 31, 2019 and 2018, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $144.3 million at December 31, 2019. The Bank had collateral pledged on the borrowing line at December 31, 2019 and 2018 including real estate loans totaling $194.9 million and $110.8 million, respectively, and FHLB stock with a book value of $776 thousand and $763 thousand, respectively. The Bank did not have borrowings from the FHLB at December 31, 2019 and 2018.

Note 9. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note qualifies as Tier 2 capital for regulatory capital purposes and at December 31, 2019, the total amount of subordinated debt issued was included in the Company’s Tier 2 capital. Unamortized debt issuance costs related to the Note were $17 thousand and $35 thousand at December 31, 2019 and 2018, respectively.

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

Note 10. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2019 and 2018 was 4.50% and 5.39%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2019 and 2018 was 3.70% and 4.00%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the junior subordinated debt may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total junior subordinated debt. The portion of the junior subordinated debt not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2019 and December 31, 2018, the total amount of junior subordinated debt issued by the Trusts was included in the Company’s Tier 1 capital.

Note 11. Income Taxes

The Company is subject to U.S. federal and Virginia income tax as well as bank franchise tax in the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2016.

Net deferred tax assets consisted of the following components at December 31, 2019 and 2018 (in thousands):

	2019	2018
Deferred Tax Assets
Allowance for loan losses	$1,036	$1,052
Unrealized losses on securities available for sale	—	481
Post-retirement benefits	46	—
Core deposit intangible	391	371
Unvested stock-based compensation	18	14
Limited partnership investments	13	14
Lease liability	67	—
Loan origination fees, net	71	58
	$1,642	$1,990
Deferred Tax Liabilities
Depreciation	$741	$682
Right of use asset	68	—
Discount accretion	—	1
Unrealized gains on securities available for sale	192	—
	$1,001	$683
Net deferred tax assets	$641	$1,307

The income tax expense for the years ended December 31, 2019 and 2018 consisted of the following (in thousands):

	2019	2018
Current tax expense	$2,246	$2,152
Deferred tax (benefit) expense	(8)	135
	$2,238	$2,287

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2019 and 2018, due to the following (in thousands):

	2019	2018
Computed tax expense at statutory federal rate	$2,477	$2,609
Increase in income taxes resulting from:
Other	14	12
Decrease in income taxes resulting from:
Tax-exempt interest and dividend income	(157)	(158)
Income from bank owned life insurance	(96)	(176)
	$2,238	$2,287

Note 12. Funds Restrictions and Reserve Balance

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances, and cash dividends are restricted by federal and state regulatory authorities. At December 31, 2019, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent company, without prior regulatory approval, totaled $12.8 million. The amount of unrestricted funds is generally determined by subtracting the total dividend payments of the Bank from the Bank’s net income for that year, combined with the Bank’s retained net income for the preceding two years.

The Bank must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2019 and 2018, the aggregate amounts of daily average required balances were approximately $8.3 million and $6.0 million, respectively.

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

On September 14, 2016, the defined benefit pension plan was amended to be terminated. Under the amendment, benefit accruals ceased as of November 30, 2016. The Internal Revenue Service approved the termination on October 16, 2017 and the Company distributed all plan assets on March 8, 2018. Prior to the distribution of all plan assets, the Company made a final cash contribution of $205 thousand during the year ended December 31, 2018. Since all plan assets were distributed during 2018, the accumulated benefit obligation for the defined benefit pension plan was zero at December 31, 2019 and 2018.

The following tables provide a reconciliation of the changes in the plan benefit obligation and the fair value of assets for the periods ended December 31, 2019 and 2018 (in thousands).

	2019	2018
Change in Benefit Obligation
Benefit obligation, beginning of year	$—	$5,283
Interest cost	—	17
Benefits paid	—	(5,284)
Gain due to settlement	—	(16)
Benefit obligation, end of year	$—	$—
Changes in Plan Assets
Fair value of plan assets, beginning of year	$—	$5,078
Actual return on plan assets	—	1
Employer contributions	—	205
Benefits paid	—	(5,284)
Fair value of assets, end of year	$—	$—
Funded Status, end of year	$—	$—
Amount Recognized in Other Liabilities	$—	$—

Amounts Recognized in Accumulated Other Comprehensive Income (Loss), net of tax
Net gain	$—	$—
Deferred income tax expense	—	—
Amount recognized	$—	$—
Weighted Average Assumptions Used to Determine Benefit Obligation
Discount rate used for disclosure
First five years	N/A	N/A
Five years to twenty years	N/A	N/A
After twenty years	N/A	N/A
Expected return on plan assets	N/A	1.00%
Rate of compensation increase	N/A	N/A

Components of Net Periodic Benefit Cost
Interest cost	$—	$17
Expected return on plan assets	—	(8)
Recognized net gain due to settlement	—	(135)
Net periodic benefit cost (benefit)	$—	$(126)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net loss	$—	$126
Total recognized in other comprehensive income (loss)	$—	$126
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income (Loss)	$—	$—

	2019	2018
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	N/A	1.96%
Expected return on plan assets	N/A	1.00%
Rate of compensation increase	N/A	N/A

401(k) Plan

The Company maintains a 401(k) plan (the Plan) for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the Plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution based on years of service to participants who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two Plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the Plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2019 and 2018, expense attributable to the Plan amounted to $812 thousand and $770 thousand, respectively.

Employee Stock Ownership Plan

On January 1, 2000, the Company established an employee stock ownership plan. The ESOP provided an opportunity for the Company to award shares of First National Corporation stock to employees at its discretion. Employees were eligible to participate in the ESOP effective immediately upon beginning service with the Company. Participants became 100% vested after two years of credited service. The Board of Directors were able to make discretionary contributions, within certain limitations prescribed by federal tax regulations. There was no compensation expense for the ESOP for the years ended December 31, 2019 and 2018.

On September 14, 2016, the ESOP was amended to freeze the plan to new participants and to cease all contributions, effective December 31, 2016. The amendment also directed matching contributions and certain other retirement contributions made by the Company to the 401(k) plan. On December 31, 2017, the ESOP was amended to be terminated and the Internal Revenue Service approved the termination on May 3, 2018. The Company distributed all assets of the ESOP to participants or beneficiaries on October 10, 2018. Since all assets of the ESOP were distributed, no shares of the Company were held by the ESOP at December 31, 2019 or December 31, 2018.

Supplemental Executive Retirement Plans

On March 15, 2019, the Company entered into supplemental executive retirement plans and participation agreements with three of its employees. The retirement benefits are fixed and provide for retirement benefits payable in 180 monthly installments. The contribution expense totaled $220 thousand for the year ended December 31, 2019 and was solely funded by the Company.

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

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2019 and 2018 (dollars in thousands, except per share data):

	2019	2018
(Numerator):
Net income	$9,556	$10,135
(Denominator):
Weighted average shares outstanding – basic	4,964,832	4,953,537
Potentially dilutive common shares – restricted stock units	3,100	2,839
Weighted average shares outstanding – diluted	4,967,932	4,956,376
Income per common share
Basic	$1.92	$2.05
Diluted	$1.92	$2.04

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

At December 31, 2019 and 2018, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2019	2018
Commitments to extend credit and unfunded commitments under lines of credit	$92,528	$91,109
Stand-by letters of credit	10,950	9,947

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

At December 31, 2019, the Bank had $2.2 million in locked-rate commitments to originate mortgage loans and $167 thousand in loans held for sale. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2019 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $22 thousand.

Note 16. Transactions with Related Parties

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. In management’s opinion, these transactions were made on substantially the same terms as those prevailing for other customers.

At December 31, 2019 and 2018, these loans totaled $299 thousand and $2.6 million, respectively. During 2019, total principal additions were $145 thousand and total principal payments were $2.5 million.

Deposits from related parties held by the Bank at December 31, 2019 and 2018 amounted to $12.8 million and $10.5 million, respectively.

Note 17. Lease Commitments

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

Options to extend, residual value guarantees, and restrictions and covenants

Of the Company's six leases, four leases offer the option to extend the lease. The calculation of the lease liability includes the additional time and lease payments for options which the Company is reasonably certain it will exercise. None of the Company's leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following table presents the operating lease right-of-use asset and operating lease liability as of December 31, 2019 (in thousands):

	Classification in the Consolidated Balance Sheet	2019
Operating lease right-of-use asset	Other assets	$325
Operating lease liability	Accrued interest payable and other liabilities	321

The following table presents the weighted average remaining operating lease term and the weighted average discount rate for operating leases as of December 31, 2019:

2019
Weighted average remaining lease term, in years	2.9
Weighted average discount rate	2.60%

The following table presents the components of operating lease expense and supplemental cash flow information for the year ended December 31, 2019 (in thousands):

2019
Lease Expense
Operating lease expense	$133
Short-term lease expense	4
Total lease expense (1)	$137

Cash paid for amounts included in lease liability	$136

(1)	Included in occupancy expense in the Company's consolidated statements of income.

The following table presents a maturity schedule of undiscounted cash flows that contribute to the operating lease liability as of December 31, 2019 (in thousands):

Twelve months ending December 31, 2020	$128
Twelve months ending December 31, 2021	109
Twelve months ending December 31, 2022	85
Twelve months ending December 31, 2023	11
Total undiscounted cash flows	$333
Less: discount	(12)
Operating lease liability	$321

The contracts in which the Company is lessee are with parties external to the Company and not related parties.

Note 18. Dividend Reinvestment Plan

The Company has in effect a Dividend Reinvestment Plan (DRIP) which provides an automatic conversion of dividends into common stock for enrolled shareholders. The Company may issue common shares to the DRIP or purchase on the open market. Common shares are purchased at a price which is based on the average closing prices of the shares as quoted on the Nasdaq Capital Market stock exchange for the 10 business days immediately preceding the dividend payment date.

The Company issued 5,671 and 3,148 common shares to the DRIP during the years ended December 31, 2019 and 2018, respectively.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands).

		Fair Value Measurements at December 31, 2019
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$94,905	$—	$94,905	$—
Obligations of states and political subdivisions	26,078	—	26,078	—
	$120,983	$—	$120,983	$—

		Fair Value Measurements at December 31, 2018
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$84,922	$—	$84,922	$—
Obligations of states and political subdivisions	14,935	—	14,935	—
	$99,857	$—	$99,857	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2019 and 2018.

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2019 and 2018 (dollars in thousands).

		Fair Value Measurements at December 31, 2019
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$406	$—	$—	$406

		Fair Value Measurements at December 31, 2018
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$391	$—	$—	$391

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Impaired loans, net	$406	Property appraisals	Selling cost	10%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Impaired loans, net	$391	Property appraisals	Selling cost	10%

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2019 and 2018 are as follows (in thousands):

		Fair Value Measurements at December 31, 2019 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$45,785	$45,785	$—	$—	$45,785
Securities available for sale	120,983	—	120,983	—	120,983
Securities held to maturity	17,627	—	16,134	1,512	17,646
Restricted securities	1,806	—	1,806	—	1,806
Loans held for sale	167	—	167	—	167
Loans, net	569,412	—	—	572,910	572,910
Bank owned life insurance	17,447	—	17,447	—	17,447
Accrued interest receivable	2,065	—	2,065	—	2,065
Financial Liabilities
Deposits	$706,442	$—	$588,878	$117,071	$705,949
Subordinated debt	4,983	—	—	5,023	5,023
Junior subordinated debt	9,279	—	—	9,724	9,724
Accrued interest payable	184	—	184	—	184

		Fair Value Measurements at December 31, 2018 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$28,618	$28,618	$—	$—	$28,618
Securities available for sale	99,857	—	99,857	—	99,857
Securities held to maturity	43,408	—	40,885	1,509	42,394
Restricted securities	1,688	—	1,688	—	1,688
Loans held for sale	419	—	419	—	419
Loans, net	537,847	—	—	528,643	528,643
Bank owned life insurance	13,991	—	13,991	—	13,991
Accrued interest receivable	2,113	—	2,113	—	2,113
Financial Liabilities
Deposits	$670,566	$—	$551,347	$117,220	$668,567
Subordinated debt	4,965	—	—	5,035	5,035
Junior subordinated debt	9,279	—	—	7,952	7,952
Accrued interest payable	139	—	139	—	139

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2019 and December 31, 2018, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2019, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at December 31, 2019 and December 31, 2018 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019:
Total Capital (to Risk-Weighted Assets)	$85,439	14.84%	$46,046	8.00%	$57,557	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$80,505	13.99%	$34,534	6.00%	$46,046	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$80,505	13.99%	$25,901	4.50%	$37,412	6.50%
Tier 1 Capital (to Average Assets)	$80,505	10.13%	$31,799	4.00%	$39,749	5.00%
December 31, 2018:
Total Capital (to Risk-Weighted Assets)	$74,697	13.62%	$43,859	8.00%	$54,824	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$69,688	12.71%	$32,894	6.00%	$43,859	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$69,688	12.71%	$24,671	4.50%	$35,635	6.50%
Tier 1 Capital (to Average Assets)	$69,688	9.26%	$30,100	4.00%	$37,625	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. The buffer began applying to the Bank on January 1, 2016, and was subject to phase-in from 2016 to 2019 in equal annual installments of 0.625%. Accordingly, the Bank was required to maintain a capital conservation buffer of 2.50% and 1.875% at December 31, 2019 and December 31, 2018, respectively. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of December 31, 2019 and December 31, 2018, the capital conservation buffer of the Bank was 6.84% and 5.62%, respectively.

Note 21. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(1,057)	$99	$(958)
Unrealized holding losses (net of tax, ($200))	(752)	—	(752)
Reclassification adjustment (net of tax, $0)	1	—	1
Pension liability adjustment (net of tax, ($27))	—	(99)	(99)
Change during period	(751)	(99)	(850)
Balance at December 31, 2018	$(1,808)	$—	$(1,808)
Unrealized holding gains (net of tax, $764)	2,873	—	2,873
Unrealized holding losses transferred from held to maturity to available for sale (net of tax, ($91))	(340)	—	(340)
Reclassification adjustment (net of tax, $0)	(1)	—	(1)
Change during period	2,532	—	2,532
Balance at December 31, 2019	$724	$—	$724

The following table presents information related to reclassifications from accumulated other comprehensive income (loss) for the years ended December 31, 2019 and 2018 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	For the year ended December 31,
	2019	2018
Securities available for sale:
Net securities (gains) losses reclassified into earnings	$(1)	$1	Net gains (losses) on securities available for sale
Related income tax expense (benefit)	—	—	Income tax expense
Total reclassifications	$(1)	$1	Net of tax

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

During 2019, the Company granted and issued 3,500 shares of common stock to members of the Board of Directors for their dedicated service and support. Compensation expense related to stock awards totaled $67 thousand and $62 thousand for the years ended December 31, 2019 and 2018, respectively.

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

In 2019, 8,692 restricted stock units were granted to employees, with 1,235 units vesting immediately, 2,457 units subject to a two year vesting schedule with one half of the units vesting each year on the grant date anniversary, and 5,000 units subject to a five year vesting schedule with all of the units vesting on the fifth anniversary of the grant date. The recipient does not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipient becomes the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	2019
	Shares	Weighted Average Grant Date Fair Value
Unvested, January 1, 2019	7,103	$17.93
Granted	8,692	19.56
Vested	(5,402)	17.99
Forfeited	—	—
Unvested, December 31, 2019	10,393	$19.26

At December 31, 2019, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $114 thousand. This expense is expected to be recognized through 2024. Compensation expense related to restricted stock unit awards recognized for the years ended December 31, 2019 and 2018 totaled $116 thousand and $127 thousand, respectively.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Noninterest Income
Service charges on deposit accounts	$2,926	$3,178
ATM and check card fees	2,330	2,256
Wealth management fees	1,868	1,682
Fees for other customer services	686	601
Noninterest income (in-scope of Topic 606)	$7,810	$7,717
Noninterest income (out-of-scope of Topic 606)	742	1,440
Total noninterest income	$8,552	$9,157

Note 24. Parent Company Only Financial Statements

FIRST NATIONAL CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2019 and 2018

(in thousands)

	2019	2018
Assets
Cash	$9,778	$12,257
Investment in subsidiaries, at cost, plus undistributed net income	81,399	68,357
Other assets	312	314
Total assets	$91,489	$80,928
Liabilities and Shareholders’ Equity
Subordinated debt	$4,983	$4,965
Junior subordinated debt	9,279	9,279
Other liabilities	8	10
Total liabilities	$14,270	$14,254
Preferred stock	$—	$—
Common stock	6,212	6,197
Surplus	7,700	7,471
Retained earnings	62,583	54,814
Accumulated other comprehensive income (loss), net	724	(1,808)
Total shareholders’ equity	$77,219	$66,674
Total liabilities and shareholders’ equity	$91,489	$80,928

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Income

Years Ended December 31, 2019 and 2018

(in thousands)

	2019	2018
Income
Dividends from subsidiary	$3,600	$4,000
Total income	$3,600	$4,000
Expense
Interest expense	$782	$757
Supplies	3	3
Legal and professional fees	137	143
Data processing	26	43
Management fee-subsidiary	283	284
Other expense	103	8
Total expense	$1,334	$1,238
Income before allocated tax benefits and undistributed income of subsidiary	$2,266	$2,762
Allocated income tax benefit	280	260
Income before equity in undistributed income of subsidiary	$2,546	$3,022
Equity in undistributed income of subsidiary	7,010	7,113
Net income	$9,556	$10,135

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2019 and 2018

(in thousands)

	2019	2018
Cash Flows from Operating Activities
Net income	$9,556	$10,135
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(7,010)	(7,113)
Amortization of debt issuance costs	18	17
Decrease in other assets	2	13
(Decrease) increase in other liabilities	(2)	6
Net cash provided by operating activities	$2,564	$3,058
Cash Flows from Financing Activities
Cash dividends paid on common stock, net of reinvestment	$(1,674)	$(929)
Distribution of capital to subsidiary	(3,500)	—
Net proceeds from issuance of common stock	183	189
Repurchase of common stock	(52)	(25)
Net cash used in financing activities	$(5,043)	$(765)
(Decrease) increase in cash and cash equivalents	$(2,479)	$2,293
Cash and Cash Equivalents
Beginning	12,257	9,964
Ending	$9,778	$12,257

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company's disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information required to be set forth in the Company's periodic reports.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a--15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on the assessment, management believes that, as of December 31, 2019, the Company's internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Company's internal control over financial reporting is included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting during the Company's fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth under the headings “Election of Directors – Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” “Committees” and “Director Selection Process” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders (the Proxy Statement), which information is incorporated herein by reference.

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

		4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994) (paper filing).
		4.2	Description of Securities.
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

		10.13	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 21, 2019).
		10.14	Supplemental Executive Retirement Plan, dated March 15, 2019, for the benefit of Scott C. Harvard (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 21, 2019).
		10.15	Supplemental Executive Retirement Plan, dated March 15, 2019, for the benefit of Dennis A. Dysart (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on March 21, 2019).
		10.16	Supplemental Executive Retirement Plan, dated March 15, 2019, for the benefit of M. Shane Bell (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on March 21, 2019).
		14.1	Code of Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2008).
		21.1	Subsidiaries of the Company.
		23.1	Consent of Yount, Hyde & Barbour, P.C.
		31.1	Certification of Chief Executive Officer, Section 302 Certification.
		31.2	Certification of Chief Financial Officer, Section 302 Certification.
		32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
		32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101

The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

	(b)	Exhibits

See Item 15(a)(3) above.

	(c)	Financial Statement Schedules

See Item 15(a)(2) above.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:	/s/ Scott C. Harvard

President and Chief Executive Officer
(on behalf of the registrant and as principal executive officer)

Date:	March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott C. Harvard	Date:	March 13, 2020
President & Chief Executive Officer Director
(principal executive officer)

/s/ M. Shane Bell	Date:	March 13, 2020
Executive Vice President & Chief Financial Officer
(principal financial officer and principal accounting officer)

/s/ Elizabeth H. Cottrell	Date:	March 13, 2020
Chairman of the Board of Directors

/s/ Gerald F. Smith, Jr.	Date:	March 13, 2020
Vice Chairman of the Board of Directors

/s/ Jason C. Aikens	Date:	March 13, 2020
Director

/s/ Emily Marlow Beck	Date:	March 13, 2020
Director

/s/ Boyce E. Brannock	Date:	March 13, 2020
Director

/s/ W. Michael Funk	Date:	March 13, 2020
Director

/s/ James R. Wilkins, III	Date:	March 13, 2020
Director