Form 10-Q
period 2020-03-31
FIRST NATIONAL CORP /VA/
filed 2020-05-11
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 11, 2020, 4,849,692 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	March 31,	December 31,
	2020	2019*
Assets
Cash and due from banks	$30,551	$9,675
Interest-bearing deposits in banks	17,539	36,110
Securities available for sale, at fair value	128,660	120,983
Securities held to maturity, at amortized cost (fair value, 2020, $17,626; 2019, $17,646)	17,086	17,627
Restricted securities, at cost	1,848	1,806
Loans held for sale	621	167
Loans, net of allowance for loan losses, 2020, $5,584; 2019, $4,934	576,283	569,412
Premises and equipment, net	19,619	19,747
Accrued interest receivable	2,124	2,065
Bank owned life insurance	17,562	17,447
Core deposit intangibles, net	118	170
Other assets	4,401	4,839
Total assets	$816,412	$800,048

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$197,662	$189,623
Savings and interest-bearing demand deposits	407,555	399,255
Time deposits	115,410	117,564
Total deposits	$720,627	$706,442
Subordinated debt	4,987	4,983
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	3,001	2,125
Total liabilities	$737,894	$722,829
Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2020, 4,849,692 shares; 2019, 4,969,716 shares	6,062	6,212
Surplus	5,899	7,700
Retained earnings	63,741	62,583
Accumulated other comprehensive income, net	2,816	724
Total shareholders’ equity	$78,518	$77,219
Total liabilities and shareholders’ equity	$816,412	$800,048

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Interest and Dividend Income
Interest and fees on loans	$7,203	$6,996
Interest on deposits in banks	118	110
Interest and dividends on securities:
Taxable interest	670	737
Tax-exempt interest	151	156
Dividends	26	24
Total interest and dividend income	$8,168	$8,023
Interest Expense
Interest on deposits	$962	$922
Interest on subordinated debt	90	89
Interest on junior subordinated debt	90	111
Interest on other borrowings	—	2
Total interest expense	$1,142	$1,124
Net interest income	$7,026	$6,899
Provision for loan losses	900	—
Net interest income after provision for loan losses	$6,126	$6,899
Noninterest Income
Service charges on deposit accounts	$681	$701
ATM and check card fees	519	517
Wealth management fees	525	437
Fees for other customer services	207	175
Income from bank owned life insurance	115	103
Net gains on sale of loans	31	22
Other operating income	21	30
Total noninterest income	$2,099	$1,985
Noninterest Expense
Salaries and employee benefits	$3,589	$3,443
Occupancy	402	438
Equipment	410	420
Marketing	106	141
Supplies	89	73
Legal and professional fees	279	241
ATM and check card expense	245	216
FDIC assessment	30	69
Bank franchise tax	153	130
Data processing expense	184	173
Amortization expense	52	90
Net gains on disposal of premises and equipment	(9)	—
Other operating expense	614	664
Total noninterest expense	$6,144	$6,098

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Income before income taxes	$2,081	$2,786
Income tax expense	376	525
Net income	$1,705	$2,261
Earnings per common share
Basic	$0.34	$0.46
Diluted	$0.34	$0.46

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Net income	$1,705	$2,261
Other comprehensive income, net of tax,
Unrealized holding gains on available for sale securities, net of tax $556 and $407, respectively	2,092	1,528
Unrealized holding losses on securities transferred from held to maturity to available for sale, net of tax $0 and ($91), respectively	—	(340)
Total other comprehensive income	2,092	1,188
Total comprehensive income	$3,797	$3,449

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$1,705	$2,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	327	337
Amortization of core deposit intangibles	52	90
Amortization of debt issuance costs	4	4
Origination of loans held for sale	(2,133)	(1,602)
Proceeds from sale of loans held for sale	1,710	1,843
Net gains on sales of loans held for sale	(31)	(22)
Provision for loan losses	900	—
Increase in cash value of bank owned life insurance	(115)	(103)
Accretion of discounts and amortization of premiums on securities, net	157	138
Accretion of premium on time deposits	(12)	(16)
Stock-based compensation	132	43
Excess tax benefits on stock-based compensation	(2)	(2)
Gains on disposal of premises and equipment	(9)	—
Deferred income tax benefit	(170)	(16)
Changes in assets and liabilities:
Increase in interest receivable	(59)	(30)
Decrease (increase) in other assets	610	(170)
Increase in accrued expenses and other liabilities	320	394
Net cash provided by operating activities	$3,386	$3,149
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$5,318	$3,990
Proceeds from maturities, calls, and principal payments of securities held to maturity	516	452
Purchases of securities available for sale	(10,479)	(502)
Net purchase of restricted securities	(42)	(13)
Purchase of premises and equipment	(199)	(553)
Proceeds from sale of premises and equipment	9	—
Purchase of bank owned life insurance	—	(3,000)
Net increase in loans	(7,771)	(7,682)
Net cash used in investing activities	$(12,648)	$(7,308)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$16,339	$15,587
Net decrease in time deposits	(2,142)	(1,913)
Net increase in other borrowings	—	5,000
Cash dividends paid on common stock, net of reinvestment	(512)	(418)
Repurchase of common stock, stock incentive plan	(47)	(20)
Repurchase of common stock, stock repurchase plan	(2,071)	—
Net cash provided by financing activities	$11,567	$18,236
Increase in cash and cash equivalents	$2,305	$14,077
Cash and Cash Equivalents
Beginning	$45,785	$28,618
Ending	$48,090	$42,695
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,169	$1,123
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains on securities available for sale	$2,648	$1,935
Unrealized losses on securities transferred from held to maturity to available for sale	$—	$(431)
Fair value of securities transferred from held to maturity to available for sale	$—	$23,036
Issuance of common stock, dividend reinvestment plan	$35	$28

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	$6,197	$7,471	$54,814	$(1,808)	$66,674
Net income	—	—	2,261	—	2,261
Other comprehensive income	—	—	—	1,188	1,188
Cash dividends on common stock ($0.09 per share)	—	—	(446)	—	(446)
Stock-based compensation	—	43	—	—	43
Issuance of 1,397 shares common stock, dividend reinvestment plan	2	26	—	—	28
Issuance of 5,402 shares common stock, stock incentive plan	7	(7)	—	—	—
Repurchase of 1,006 shares of common stock, stock incentive plan	(2)	(18)	—	—	(20)
Balance, March 31, 2019	$6,204	$7,515	$56,629	$(620)	$69,728

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2019	$6,212	$7,700	$62,583	$724	$77,219
Net income	—	—	1,705	—	1,705
Other comprehensive income	—	—	—	2,092	2,092
Cash dividends on common stock ($0.11 per share)	—	—	(547)	—	(547)
Stock-based compensation	—	132	—	—	132
Issuance of 2,242 shares common stock, dividend reinvestment plan	3	32	—	—	35
Issuance of 8,992 shares common stock, stock incentive plan	11	(11)	—	—	—
Repurchase of 2,223 shares of common stock, stock incentive plan	(3)	(44)	—	—	(47)
Repurchase of 129,035 shares of common stock, stock repurchase plan	(161)	(1,910)	—	—	(2,071)
Balance, March 31, 2020	$6,062	$5,899	$63,741	$2,816	$78,518

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2020 and December 31, 2019, the statements of income and comprehensive income for the three months ended March 31, 2020 and 2019, the cash flows for the three months ended March 31, 2020 and 2019, and the changes in shareholders’ equity for the three months ended March 31, 2020 and 2019. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Results of Operations

The Company’s net interest income could decrease due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

The Company’s noninterest income could decrease due to COVID-19. The Bank suspended certain overdraft fees at the beginning of the second quarter in an effort to provide relief to its customers who may experience financial difficulties related to the pandemic, and as a result, service charges on deposits are expected to decrease in future periods as a result of the suspension. ATM and check card income could also be lower in future periods from changes in customer spending. Wealth management revenue is expected to decrease in future periods as a result of recent declines in the market values of investments, and mortgage fee income may decrease from less home buying activity in the Company's market area. At this time, the Company is unable to project the materiality of such an impact but recognizes the breadth of the economic impact is likely to impact its noninterest income in future periods.

The Company’s noninterest expense could increase due to COVID-19. The Bank may incur additional loan expenses in future periods from obtaining updated appraisals on loan collateral and additional legal and professional expenses through the engagement of consultants to assist with assessing the level of credit risk in the loan portfolio and developing strategies to minimize potential loan losses. At this time, the Company is unable to project the materiality of such an impact but recognizes the breadth of the economic impact is likely to impact its noninterest expense in future periods.

Notes to Consolidated Financial Statements (Unaudited)

Capital and Liquidity

While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by provision for loan losses in future periods. Larger amounts of provision for loan losses may result from factors including higher specific reserves on newly identified impaired loans, higher levels of net charge-offs, and additional adjustments to qualitative factors in the general reserve component of the Bank’s allowance for loan losses. In March 2020, the Company suspended future stock repurchases under its stock repurchase program due to the economic uncertainty caused by the pandemic. The Company will continue to update its enterprise risk assessment and capital plans as the operating environment develops.

The Company maintains access to multiple sources of liquidity. While wholesale funding markets have remained open, interest rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

Processes, Controls and Business Continuity Plan

The Company has invoked its Pandemic Continuity of Operations Plan that includes a remote working strategy. The Company does not anticipate incurring additional material cost related to its continued deployment of the remote working strategy. No material operational or internal control challenges or risks have been identified to date. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plan.

Lending Operations and Accommodations to Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company is executing a payment deferral program for its individual and business customers adversely affected by the pandemic for up to 90 days. As of April 30, 2020, the Company had executed 464 of these deferrals on outstanding loan balances of $171.0 million. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.

With the passage of the Paycheck Protection Program (PPP), administered by the Small Business Administration (SBA), the Company is actively participating in assisting its customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven and repaid by the SBA in accordance with the terms of the program. As of April 30, 2020, the Company had closed or approved with the SBA 575 PPP loans, representing $74.9 million in funding. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through additional provision for loan losses charged to earnings.

Asset Quality

The Bank anticipates the pandemic to have an unfavorable impact on the financial condition of its customers, and as a result, has begun the process of identifying the related credit risk within its loan portfolio with the goal of mitigating the risk and minimizing potential loan charge-offs. We expect significant pressure on several sectors of the loan portfolio, including hospitality, retail/shopping and health care, among others.

The magnitude of the potential decline in the Bank’s loan quality will likely depend on the length and extent that the Bank’s customers experience business interruptions from the pandemic. In addition, the Bank’s loan deferral program could make it difficult to identify the extent that asset quality may be worsening in future periods until the payment deferral periods have ended and scheduled loan payments become due.

Notes to Consolidated Financial Statements (Unaudited)

Derivative Financial Instruments

On April 21, 2020, the Company entered into two interest rate swap agreements related to its outstanding junior subordinated debt. The Company plans to recognize derivative financial instruments at fair value as either an other asset or other liability in its Consolidated Balance Sheets in future periods. The Company’s derivative financial instruments are comprised of interest rate swaps that qualify and are designated as cash flow hedges on the Company’s junior subordinated debt. Gains or losses on the Company’s cash flow hedges will be reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 17.

Adoption of New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (ASU 2017-04). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for the Company on January 1, 2020. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement” (ASU 2018-13). ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. Certain disclosure requirements in Topic 820 were also removed or modified. ASU 2018-13 was effective for the Company on January 1, 2020. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (the agencies) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (ASC 310-40), a restructuring of debt constitutes a troubled debt restructuring (TDR) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company's financial statements; however, this impact cannot be quantified at this time. For further information about the Company's short-term modifications in response to COVID-19 to borrowers who were current prior to any relief, see Note 4.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13).  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has formed a committee to address the compliance requirements of this ASU, which has analyzed gathered data, defined loan pools and segments, and selected methods for applying the concepts included in this ASU. The Company is in the process of testing selected models, building policy and processing documentation, modeling the impact of the ASU on the capital and strategic plans, performing model validation, and finalizing policies and procedures. This guidance may result in material changes in the Company's accounting for credit losses of financial instruments.

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

Notes to Consolidated Financial Statements (Unaudited)

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” (ASU 2019-12).  The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815” (ASU 2020-01).  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04). These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently in the process of identifying loans and other financial instruments that are directly or indirectly influenced by LIBOR. The Company is assessing ASU 2020-04 and its impact on the Company's transition away from LIBOR for its loan and other financial instruments.

On March 12, 2020, the SEC finalized amendments to the definitions of its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date. Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter. The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues. The Company expects to meet this expanded category of small reporting company and will no longer be considered an accelerated filer. If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K.  Smaller reporting companies also have additional time to file quarterly and annual financial statements. All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for smaller reporting companies. These amendments will change the Company's reporting and audit requirements as it will have the additional time provided to file quarterly and annual financial statements and will no longer be required to obtain an auditor attestation concerning the internal controls over financial reporting.

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$99,536	$3,093	$(32)	$102,597
Obligations of states and political subdivisions	25,561	514	(12)	26,063
Total securities available for sale	$125,097	$3,607	$(44)	$128,660
Securities held to maturity:
U.S. agency and mortgage-backed securities	$11,992	$315	$—	$12,307
Obligations of states and political subdivisions	3,594	71	—	3,665
Corporate debt securities	1,500	154	—	1,654
Total securities held to maturity	$17,086	$540	$—	$17,626
Total securities	$142,183	$4,147	$(44)	$146,286

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$94,461	$778	$(334)	$94,905
Obligations of states and political subdivisions	25,607	476	(5)	26,078
Total securities available for sale	$120,068	$1,254	$(339)	$120,983
Securities held to maturity:
U.S. agency and mortgage-backed securities	$12,528	$6	$(80)	$12,454
Obligations of states and political subdivisions	3,599	81	—	3,680
Corporate debt securities	1,500	12	—	1,512
Total securities held to maturity	$17,627	$99	$(80)	$17,646
Total securities	$137,695	$1,353	$(419)	$138,629

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2020 and December 31, 2019, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	March 31, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$7,105	$(23)	$1,330	$(9)	$8,435	$(32)
Obligations of states and political subdivisions	503	(12)	—	—	503	(12)
Total securities available for sale	$7,608	$(35)	$1,330	$(9)	$8,938	$(44)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$29,853	$(207)	$13,083	$(127)	$42,936	$(334)
Obligations of states and political subdivisions	1,373	(5)	—	—	1,373	(5)
Total securities available for sale	$31,226	$(212)	$13,083	$(127)	$44,309	$(339)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$3,516	$(10)	$5,936	$(70)	$9,452	$(80)
Total securities held to maturity	$3,516	$(10)	$5,936	$(70)	$9,452	$(80)
Total securities	$34,742	$(222)	$19,019	$(197)	$53,761	$(419)

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

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2020, there were seven out of ninety-eight U.S. agency and mortgage-backed securities and one out of seventy-nine obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.1 years at March 31, 2020. At December 31, 2019, there were forty-two out of ninety-four U.S. agency and mortgage-backed securities and three out of seventy-nine obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2019. The weighted-average re-pricing term of the portfolio was 3.7 years at December 31, 2019. The unrealized losses at March 31, 2020 in the U.S. agency and mortgage-backed securities portfolio and the obligations of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at March 31, 2020 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$2,155	$2,165	$436	$436
Due after one year through five years	9,982	10,265	4,733	4,820
Due after five years through ten years	34,741	35,983	3,263	3,471
Due after ten years	78,219	80,247	8,654	8,899
	$125,097	$128,660	$17,086	$17,626

On January 1, 2019 the Company adopted ASU No. 2017-12 and reclassified eligible securities with a fair value of $23.0 million from the held to maturity portfolio to the available for sale portfolio. The unrealized loss associated with the reclassified securities totaled $431 thousand on the date of reclassification. The securities were reclassified to provide the Company with opportunities to maximize asset utilization.

Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2020, and no impairment has been recognized.

The composition of restricted securities at March 31, 2020 and December 31, 2019 was as follows (in thousands):

	March 31, 2020	December 31, 2019
Federal Home Loan Bank stock	$818	$776
Federal Reserve Bank stock	980	980
Community Bankers’ Bank stock	50	50
	$1,848	$1,806

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $542 thousand and $514 thousand at March 31, 2020 and December 31, 2019, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at March 31, 2020 and December 31, 2019 are summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Real estate loans:
Construction and land development	$40,279	$43,164
Secured by 1-4 family residential	230,980	229,438
Other real estate loans	241,374	236,555
Commercial and industrial loans	55,508	50,153
Consumer and other loans	13,726	15,036
Total loans	$581,867	$574,346
Allowance for loan losses	(5,584)	(4,934)
Loans, net	$576,283	$569,412

Net deferred loan fees included in the above loan categories were $366 thousand and $340 thousand at March 31, 2020 and December 31, 2019, respectively. Consumer and other loans included $238 thousand and $374 thousand of demand deposit overdrafts at March 31, 2020 and December 31, 2019, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$110	$—	$110	$220	$40,059	$40,279	$400	$—
Secured by 1-4 family residential	1,614	164	170	1,948	229,032	230,980	667	67
Other real estate loans	952	—	411	1,363	240,011	241,374	455	—
Commercial and industrial	40	14	—	54	55,454	55,508	—	—
Consumer and other loans	89	100	19	208	13,518	13,726	—	19
Total	$2,805	$278	$710	$3,793	$578,074	$581,867	$1,522	$86

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$136	$30	$166	$42,998	$43,164	$367	$30
Secured by 1-4 family residential	1,428	306	115	1,849	227,589	229,438	630	67
Other real estate loans	457	—	416	873	235,682	236,555	462	—
Commercial and industrial	45	50	—	95	50,058	50,153	—	—
Consumer and other loans	83	79	—	162	14,874	15,036	—	—
Total	$2,013	$571	$561	$3,145	$571,201	$574,346	$1,459	$97

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$39,720	$—	$559	$—	$40,279
Secured by 1-4 family residential	229,539	519	922	—	230,980
Other real estate loans	238,643	—	2,731	—	241,374
Commercial and industrial	52,325	1,505	1,678	—	55,508
Consumer and other loans	9,692	4,034	—	—	13,726
Total	$569,919	$6,058	$5,890	$—	$581,867

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$42,636	$—	$528	$—	$43,164
Secured by 1-4 family residential	228,029	524	885	—	229,438
Other real estate loans	233,240	537	2,778	—	236,555
Commercial and industrial	48,527	948	678	—	50,153
Consumer and other loans	10,976	4,060	—	—	15,036
Total	$563,408	$6,069	$4,869	$—	$574,346

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Loan Losses

The following tables present, as of March 31, 2020, December 31, 2019 and March 31, 2019, the total allowance for loan losses, the allowance by impairment methodology, and loans by impairment methodology (in thousands):

	March 31, 2020
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2019	$464	$776	$2,296	$562	$836	$4,934
Charge-offs	—	—	—	(68)	(260)	(328)
Recoveries	—	2	1	2	73	78
Provision for (recovery of) loan losses	(3)	298	347	215	43	900
Ending Balance, March 31, 2020	$461	$1,076	$2,644	$711	$692	$5,584
Ending Balance:
Individually evaluated for impairment	—	11	—	—	—	11
Collectively evaluated for impairment	461	1,065	2,644	711	692	5,573
Loans:
Ending Balance	$40,279	$230,980	$241,374	$55,508	$13,726	$581,867
Individually evaluated for impairment	400	667	455	—	—	1,522
Collectively evaluated for impairment	39,879	230,313	240,919	55,508	13,726	580,345

	December 31, 2019
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2018	$561	$895	$2,160	$464	$929	$5,009
Charge-offs	(2)	(58)	(27)	(2)	(795)	(884)
Recoveries	50	9	1	8	291	359
Provision for (recovery of) loan losses	(145)	(70)	162	92	411	450
Ending Balance, December 31, 2019	$464	$776	$2,296	$562	$836	$4,934
Ending Balance:
Individually evaluated for impairment	22	11	—	—	—	33
Collectively evaluated for impairment	442	765	2,296	562	836	4,901
Loans:
Ending Balance	$43,164	$229,438	$236,555	$50,153	$15,036	$574,346
Individually evaluated for impairment	367	630	462	—	—	1,459
Collectively evaluated for impairment	42,797	228,808	236,093	50,153	15,036	572,887

Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2019
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2018	$561	$895	$2,160	$464	$929	$5,009
Charge-offs	—	(49)	—	—	(179)	(228)
Recoveries	50	2	—	2	111	165
Provision for (recovery of) loan losses	(6)	(82)	115	26	(53)	—
Ending Balance, March 31, 2019	$605	$766	$2,275	$492	$808	$4,946
Ending Balance:
Individually evaluated for impairment	71	23	35	—	—	129
Collectively evaluated for impairment	534	743	2,240	492	808	4,817
Loans:
Ending Balance	$48,948	$217,527	$221,396	$46,045	$16,559	$550,475
Individually evaluated for impairment	398	990	787	—	—	2,175
Collectively evaluated for impairment	48,550	216,537	220,609	46,045	16,559	548,300

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans and the related allowance at March 31, 2020, December 31, 2019 and March 31, 2019, were as follows (in thousands):

	March 31, 2020
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$439	$400	$—	$400	$—	$367	$—
Secured by 1-4 family	770	444	223	667	11	613	1
Other real estate loans	505	455	—	455	—	458	—
Total	$1,714	$1,299	$223	$1,522	$11	$1,438	$1

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$401	$70	$297	$367	$22	$369	$1
Secured by 1-4 family	729	488	142	630	11	769	1
Other real estate loans	509	462	—	462	—	766	3
Commercial and industrial	—	—	—	—	—	22	—
Total	$1,639	$1,020	$439	$1,459	$33	$1,926	$5

	March 31, 2019
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$412	$—	$398	$398	$71	$326	$1
Secured by 1-4 family	1,055	836	154	990	23	661	2
Other real estate loans	792	752	35	787	35	1,329	7
Commercial and industrial	—	—	—	—	—	90	—
Total	$2,259	$1,588	$587	$2,175	$129	$2,406	$10

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

As of March 31, 2020, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $350 thousand. At March 31, 2020, none of the loans classified as TDRs were performing under the restructured terms and all were considered non-performing assets. There were $360 thousand in TDRs at December 31, 2019, none of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the three month period ended March 31, 2020. There was one loan secured by 1-4 family residential real estate modified as a TDR during the three months ended March 31, 2019 because the loan was extended with terms considered to be below market. The TDR described above did not have an impact on the allowance for loan losses at March 31, 2019.

Notes to Consolidated Financial Statements (Unaudited)

In response to the COVID-19 pandemic, the Company executed payment deferrals on outstanding loan balances of $61.6 million as of March 31, 2020. These deferrals were for no more than six months of duration and were for loans not more than 30 days past due as of December 31, 2019. As such, they were not considered TDRs based on the relief provisions of the CARES Act and recent interagency regulatory guidance. In the period subsequent to March 31, 2020 and through April 30, 2020, the Company executed additional payment deferrals on outstanding loan balances of $109.4 million.

For the three months ended March 31, 2020 and 2019, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

Note 5. Other Real Estate Owned (OREO)

The Bank did not have any OREO activity during the three month period ended March 31, 2020 or the year ended December 31, 2019. Accordingly, there were no residential real estate properties included in the ending OREO balances at March 31, 2020 and December 31, 2019. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2020.

The Bank did not have any expenses applicable to OREO for the three months ended March 31, 2020. Net expenses applicable to OREO, other than the provision for losses, were $1 thousand for the year ended December 31, 2019.

Note 6. Other Borrowings

The Company had an unsecured line of credit totaling $5.0 million with a non-affiliated bank at March 31, 2020. There were no borrowings outstanding on the line of credit at March 31, 2020. The interest rate on the line of credit floats at Wall Street Journal Prime Rate plus 0.25%, with a floor of 3.50%, and matures on March 28, 2025.

The Bank had unused lines of credit totaling $237.9 million and $218.1 million available with non-affiliated banks at March 31, 2020 and December 31, 2019, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $146.7 million at March 31, 2020. The Bank had collateral pledged on the borrowing line at March 31, 2020 and December 31, 2019 including real estate loans totaling $197.3 million and $194.9 million, respectively, and Federal Home Loan Bank stock with a book value of $818 thousand and $776 thousand, respectively. The Bank did not have borrowings from the FHLB at March 31, 2020 and December 31, 2019.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of March 31, 2020 and December 31, 2019, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2020, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at March 31, 2020 and December 31, 2019 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total Capital (to Risk-Weighted Assets)	$86,849	14.98%	$46,373	8.00%	$57,967	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$81,265	14.02%	$34,780	6.00%	$46,373	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$81,265	14.02%	$26,085	4.50%	$37,678	6.50%
Tier 1 Capital (to Average Assets)	$81,265	10.08%	$32,245	4.00%	$40,307	5.00%
December 31, 2019
Total Capital (to Risk-Weighted Assets)	$85,439	14.84%	$46,046	8.00%	$57,557	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$80,505	13.99%	$34,534	6.00%	$46,046	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$80,505	13.99%	$25,901	4.50%	$37,412	6.50%
Tier 1 Capital (to Average Assets)	$80,505	10.13%	$31,799	4.00%	$39,749	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. Accordingly, the Bank was required to maintain a capital conservation buffer of 2.50% at March 31, 2020 and December 31, 2019. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of March 31, 2020 and December 31, 2019, the capital conservation buffer of the Bank was 6.98% and 6.84%, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million (the Note). The Note bears interest at a fixed rate of 6.75% per annum. The Note qualifies as Tier 2 capital for regulatory capital purposes and at March 31, 2020, the total amount of subordinated debt issued was included in the Company’s Tier 2 capital. Unamortized debt issuance costs related to the Note were $13 thousand and $17 thousand at March 31, 2020 and December 31, 2019, respectively.

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

Note 9. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2020 and December 31, 2019 was 3.44% and 4.50%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2020 and December 31, 2019 was 3.51% and 3.70%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

While these securities are debt obligations of the Company, they are included in capital for regulatory capital ratio calculations. Under present regulations, the junior subordinated debt may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total junior subordinated debt. The portion of the junior subordinated debt not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2020 and December 31, 2019, the total amount of junior subordinated debt issued by the Trusts was included in the Company’s Tier 1 capital.

Note 10. Benefit Plans

The Company maintains a 401(k) plan (the Plan) for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the Plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution based on years of service to participants who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two Plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the Plan each year based on overall performance, profitability, and other economic factors. For the three months ended March 31, 2020 and 2019, expense attributable to the Plan amounted to $249 thousand and $247 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

On March 15, 2019, the Company entered into supplemental executive retirement plans and participation agreements with three of its employees. The retirement benefits are fixed and provide for retirement benefits payable in 180 monthly installments. The contribution expense totaled $66 thousand and $23 thousand for the three month periods ended March 31, 2020 and 2019, respectively, and was solely funded by the Company.

See Note 13 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information about the Company’s benefit plans.

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

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 (dollars in thousands, except per share data):

	Three Months Ended
	March 31, 2020	March 31, 2019
(Numerator):
Net income	$1,705	$2,261
(Denominator):
Weighted average shares outstanding – basic	4,950,887	4,960,264
Potentially dilutive common shares – restricted stock units	5,083	3,870
Weighted average shares outstanding – diluted	4,955,970	4,964,134
Income per common share
Basic	$0.34	$0.46
Diluted	$0.34	$0.46

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands).

		Fair Value Measurements at March 31, 2020
Description	Balance as of March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$102,597	$—	$102,597	$—
Obligations of states and political subdivisions	26,063	—	26,063	—
	$128,660	$—	$128,660	$—

		Fair Value Measurements at December 31, 2019
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
U.S. agency and mortgage-backed securities	$94,905	$—	$94,905	$—
Obligations of states and political subdivisions	26,078	—	26,078	—
	$120,983	$—	$120,983	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2020 and the year ended December 31, 2019.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at March 31, 2020
Description	Balance as of March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$212	$—	$—	$212

		Fair Value Measurements at December 31, 2019
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$406	$—	$—	$406

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Impaired loans, net	$212	Property appraisals	Selling cost	10%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Impaired loans, net	$406	Property appraisals	Selling cost	10%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019 are as follows (in thousands):

		Fair Value Measurements at March 31, 2020 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$48,090	$48,090	$—	$—	$48,090
Securities available for sale	128,660	—	128,660	—	128,660
Securities held to maturity	17,086	—	15,972	1,654	17,626
Restricted securities	1,848	—	1,848	—	1,848
Loans held for sale	621	—	621	—	621
Loans, net	576,283	—	—	581,013	581,013
Bank owned life insurance	17,562	—	17,562	—	17,562
Accrued interest receivable	2,124	—	2,124	—	2,124
Financial Liabilities
Deposits	$720,627	$—	$605,217	$116,338	$721,555
Subordinated debt	4,987	—	—	5,489	5,489
Junior subordinated debt	9,279	—	—	8,510	8,510
Accrued interest payable	169	—	169	—	169

		Fair Value Measurements at December 31, 2019 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$45,785	$45,785	$—	$—	$45,785
Securities available for sale	120,983	—	120,983	—	120,983
Securities held to maturity	17,627	—	16,134	1,512	17,646
Restricted securities	1,806	—	1,806	—	1,806
Loans held for sale	167	—	167	—	167
Loans, net	569,412	—	—	572,910	572,910
Bank owned life insurance	17,447	—	17,447	—	17,447
Accrued interest receivable	2,065	—	2,065	—	2,065
Financial Liabilities
Deposits	$706,442	$—	$588,878	$117,071	$705,949
Subordinated debt	4,983	—	—	5,023	5,023
Junior subordinated debt	9,279	—	—	9,724	9,724
Accrued interest payable	184	—	184	—	184

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

Stock Awards

Whenever the Company deems it appropriate to grant a stock award, the recipient receives a specified number of unrestricted shares of employer stock. Stock awards may be made by the Company at its discretion without cash consideration and may be granted as settlement of a performance-based compensation award. The Company did not have compensation expense related to stock awards for the three months ended March 31, 2020 and 2019.

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

In the first quarter of 2020, 14,457 restricted stock units were granted to employees, with 4,825 units vesting immediately and 9,632 units subject to a two year vesting schedule with one half of the units vesting each year on the grant date anniversary. The recipient does not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipient becomes the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	Three Months Ended
	March 31, 2020
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	10,393	$19.26
Granted	14,457	20.94
Vested	(8,992)	19.96
Forfeited	—	—
Unvested, end of period	15,858	$20.40

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2020, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $285 thousand. This expense is expected to be recognized through 2024. Compensation expense related to restricted stock unit awards recognized for the three months ended March 31, 2020 and 2019 totaled $132 thousand and $43 thousand, respectively.

Note 14. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(1,808)	$(1,808)
Unrealized holding gains (net of tax, $407)	1,528	1,528
Unrealized holding losses transferred from held to maturity to available for sale (net of tax, ($91))	(340)	(340)
Change during period	1,188	1,188
Balance at March 31, 2019	$(620)	$(620)
Balance at December 31, 2019	$724	$724
Unrealized holding gains (net of tax, $556)	2,092	2,092
Change during period	2,092	2,092
Balance at March 31, 2020	$2,816	$2,816

The Company did not have any reclassifications from accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Noninterest Income
Service charges on deposit accounts	$681	$701
ATM and check card fees	519	517
Wealth management fees	525	437
Fees for other customer services	207	175
Noninterest income (in-scope of Topic 606)	$1,932	$1,830
Noninterest income (out-of-scope of Topic 606)	167	155
Total noninterest income	$2,099	$1,985

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

Options to extend, residual value guarantees, and restrictions and covenants

Of the Company's six leases, three leases offer the option to extend the lease. The calculation of the lease liability includes the additional time and lease payments for options which the Company is reasonably certain it will exercise. None of the Company's leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following table presents the operating lease right-of-use asset and operating lease liability as of March 31, 2020 (in thousands):

	Classification in the Consolidated Balance Sheet	March 31, 2020
Operating lease right-of-use asset	Other assets	$293
Operating lease liability	Accrued interest payable and other liabilities	289

The following table presents the weighted average remaining operating lease term and the weighted average discount rate for operating leases as of March 31, 2020:

March 31, 2020
Weighted average remaining lease term, in years	2.7
Weighted average discount rate	2.60%

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the components of operating lease expense and supplemental cash flow information for the three months ended March 31, 2020 (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Lease Expense
Operating lease expense	$33	$33
Short-term lease expense	1	2
Total lease expense (1)	$34	$35

Cash paid for amounts included in lease liability	$34	$34

(1)	Included in occupancy expense in the Company's consolidated statements of income.

The following table presents a maturity schedule of undiscounted cash flows that contribute to the operating lease liability as of March 31, 2020 (in thousands):

March 31, 2020
Nine months ending December 31, 2020	$94
Twelve months ending December 31, 2021	109
Twelve months ending December 31, 2022	85
Twelve months ending December 31, 2023	11
Total undiscounted cash flows	$299
Less: discount	(10)
Operating lease liability	$289

The contracts in which the Company is lessee are with parties external to the Company and not related parties.

Note 17. Subsequent Events

On April 21, 2020, the Company entered into two interest rate swap agreements related to its outstanding junior subordinated debt. One swap agreement was related to the Company’s junior subordinated debt with a redemption date of June 17, 2034, which became effective on March 17, 2020. The notional amount of the interest rate swap was $5.0 million and terminates on June 17, 2034.  Under the terms of the agreement, the Company pays interest quarterly at a fixed rate of 0.79% and receives interest quarterly at a variable rate of three-month LIBOR. The variable rate resets on each interest payment date. The other swap agreement was related to the Company’s junior subordinated debt with a redemption date of October 1, 2036, which became effective on April 1, 2020. The notional amount of the interest rate swap was $4.0 million and terminates on October 1, 2036. Under the terms of the agreement, the Company pays interest quarterly at a fixed rate of 0.82% and receives interest quarterly at a variable rate of three-month LIBOR. The variable rate resets on each interest payment date.

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted floating rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into floating rate debt. Interest differentials paid or received under interest rate swap agreements will be reflected as adjustments to interest expense in future periods. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges, as discussed in Note 1 to the Consolidated Financial Statements. Changes in fair value of these designated hedging instruments will be reported as a component of other comprehensive income in future periods. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the effects of the COVID-19 pandemic, including its potential adverse effect on economic conditions and the Company's employees, customers, credit quality, and financial performance;
•	general business conditions, as well as conditions within the financial markets;
•	general economic conditions, including unemployment levels and slowdowns in economic growth;
•	the Company’s branch and market expansions, technology initiatives and other strategic initiatives;
•	the impact of competition from banks and non-banks, including financial technology companies (Fintech);
•

the composition of the loan and deposit portfolio, including the types of accounts and customers, may change, which could impact the amount of net interest income and noninterest income in future periods, including revenue from service charges on deposits;

•	limited availability of financing or inability to raise capital;
•	reliance on third parties for key services;
•	the Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses;
•	the quality of the loan portfolio and the value of the collateral securing those loans;
•	demand for loan products;
•	deposit flows;
•	the level of net charge-offs on loans and the adequacy of the allowance for loan losses;
•	the concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets;
•	the value of securities held in the Company's investment portfolio;
•	legislative or regulatory changes or actions, including the effects of changes in tax laws;
•	accounting principles, policies and guidelines and elections made by the Company thereunder;
•	cyber threats, attacks or events;
•	the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s reputation would become damaged;
•

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board, and the effect of those policies on interest rates and business in the Company's markets;

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Company’s customers’ ability to repay loans; and
•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2019.

Because of these and other uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at March 31, 2020 and statements of income of the Company for the three month periods ended March 31, 2020 and 2019 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2019. The statements of income for the three month period ended March 31, 2020 may not be indicative of the results to be achieved for the year.

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

The Bank’s products and services are delivered through 14 bank branch offices located throughout the Shenandoah Valley and central regions of Virginia, a loan production office, and a customer service center in a retirement village. The branch offices are comprised of 13 full service retail banking offices and one drive-through express banking office. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2019. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.

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

Primary expense categories are salaries and employee benefits, which comprised 58% of noninterest expenses for the three month period ended March 31, 2020, followed by occupancy and equipment expense, which comprised 13% of noninterest expenses. Historically, the provision for loan losses has also been a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for loan losses.

COVID-19 Pandemic Update

On March 13, 2020, President Trump declared a national emergency over the COVID-19 coronavirus outbreak. Prior to this declaration, the Bank activated its Pandemic Plan and began taking actions to protect the health of its employees and customers, while continuing to deliver essential banking services to small businesses and individuals. The Bank's actions included limiting access to banking offices and delivering a majority of its services through branch drive throughs, ATMs and mobile banking platforms. Approximately 40% of the Bank's employees have been working remotely, while social-distancing and split-shifts have been created for those employees working in the Bank’s facilities. Virtually all meetings are held using audio and/or video conference capabilities. The Company recently announced it scheduled its annual meeting of shareholders in a virtual meeting online format. In light of the measures taken to prevent the spread of COVID-19, the Company does not anticipate significant challenges to its ability to maintain its operating systems, internal controls over financial reporting, or business continuity plans.

In March 2020, the Company suspended future stock repurchases under its $5.0 million stock repurchase program due to the economic uncertainty caused by the pandemic. The stock repurchase program was previously announced in December 2019. During the first quarter of 2020, the Company repurchased and retired 129,035 shares at an average price paid per share of $16.05, for a total of $2.1 million. The Company will continue to update its enterprise risk assessment and capital plan as the operating environment develops. The Bank was considered well capitalized for regulatory purposes at March 31, 2020.

In response to the unknown impact of the pandemic on the economy and its customers, the Bank implemented a loan payment deferral program for individual and business customers. Customers who qualify for the program have been given the opportunity to defer monthly payments for 90 days. Approximately 27% of the Bank’s loan balances have been included in the program. There are no program fees and no late payment fees charged during the deferral period for participating loan customers. Interest income continues to accrue to the Bank during the deferral period and accrued interest receivable will be repaid prior to reduction in principal balances as payments resume.

In an effort to support local small businesses and non-profit organizations, the Bank is participating as a lender in the U.S. Small Business Administration’s (SBA) Paycheck Protection Program (PPP). In the first round of funding the Bank obtained approval for 91% of the 330 loan applications it received prior to the end of funding on April 16, 2020, which totaled $52.1 million. The Bank continues to accept applications for processing in the second round of funding which was approved and signed into law on April 24, 2020. The PPP loans will have an interest rate of 1.00% and a maturity date of two years. The weighted average loan origination fee was 3.11% for all applications approved by the SBA in the first round of funding, which is expected to result in fee income of approximately $1.6 million. Based upon PPP applications received for the second round of funding, additional loan origination fee income is anticipated, but is contingent on the applications being approved by the SBA. The Bank expects to originate as much as $80.0 million of PPP loans in total, depending on customer demand. Fees are to be paid to the Bank directly by the SBA, and the revenue will be recognized over the life of the loans. The Bank did not recognize any revenue related to the program in the first quarter of 2020. Agent fees from the first round of PPP loans total $4 thousand and are expected to be paid and expensed by the Bank during the second quarter of 2020.

In light of the significant increase in unemployment claims and the stress on businesses from stay at home orders, as well as the Bank's payment deferral program, the Bank has been monitoring liquidity on a daily basis. The Bank believes it has sufficient liquidity to meet demand from its customers with on-balance sheet liquidity with cash and unencumbered securities of $133.4 million, or 16% of assets at March 31, 2020, as well as $176.9 million, or 22% of assets, of off-balance sheet liquidity that was available overnight through secured funding sources. All loans originated by the Bank under the PPP are expected to be pledged to the Federal Reserve’s new Paycheck Protection Program Liquidity Facility (PPPLF). The Bank plans to borrow funds from the PPPLF to fund PPP loans as needed at an interest rate of 0.35%.

The Bank expects the pandemic to have an unfavorable impact on the financial condition of many of its customers, and as a result, has begun the process of reassessing credit risk within its loan portfolio with the goal of mitigating the risk and minimizing potential loan charge-offs. Significant pressure is expected on several sectors of the loan portfolio, including hospitality, retail shopping and health care.  Commercial real estate loans to borrowers in these sectors comprised approximately 8%, 5% and 4% of the total loan portfolio, respectively, at March 31, 2020. The magnitude of the potential decline in the Bank’s loan quality will likely depend on the length of time and extent that the Bank’s loan customers experience business interruptions from the pandemic. In addition, the Bank’s loan deferral program could delay or make it difficult to identify the extent of asset quality deterioration over the next two quarterly periods until the program ends and loan payments become due.

The Bank considered, among other things, the impact of the pandemic on the loan portfolio while determining an appropriate allowance for loan losses, and as a result, recorded a provision for loan losses of $900 thousand for the first quarter of 2020, compared to no provision for loan losses in the first quarter of the prior year. The higher provision for loan losses was primarily attributable to an increase in the general reserve component of the allowance for loan losses. The general reserve component of the allowance for loan losses was increased through the adjustment of qualitative factors based on recent unfavorable changes in economic indicators. The impact of the qualitative adjustments contributed to the majority of the increase in the provision for loan losses.

Overview of Quarterly Financial Performance

Net income decreased by $556 thousand to $1.7 million, or $0.34 per basic and diluted share, for the three months ended March 31, 2020, compared to $2.3 million, or $0.46 per basic and diluted share, for the same period in 2019. Return on average assets was 0.85% and return on average equity was 8.72% for the first quarter of 2020, compared to 1.21% and 13.47%, respectively, for the same period in 2019.

The $556 thousand decrease in net income for the three month period ended March 31, 2020 resulted primarily from a $900 thousand increase in provision for loan losses and a $46 thousand, or 1%, increase in noninterest expenses, compared to the same period of 2019. These unfavorable variances were partially offset by a $127 thousand, or 2%, increase in net interest income and a $114 thousand increase in noninterest income.

Net interest income increased from higher average earning asset balances, which were partially offset by a lower net interest margin. Average earning asset balances increased 6%, while the net interest margin decreased 20 basis points to 3.77% for the first quarter of 2020, compared to the same period in 2019. Noninterest income increased primarily from higher amounts of wealth management fees and fees for other customer services. Noninterest expense increased primarily from higher salaries and employee benefits expense, which was partially offset by lower FDIC assessment and other operating expenses.

Based on management's analysis and the supporting allowance for loan loss calculation, a provision for loan losses of $900 thousand was recorded during the first quarter of 2020. There was no provision for loan losses required for the first quarter of 2019. The increase in provision for loan losses was primarily attributable to an increase in the general reserve component of the allowance for loan losses, which resulted from consideration of recent changes in economic indicators related to the pandemic.

For a more detailed discussion of the Company's quarterly performance, see "Net Interest Income,” “Provision for Loan Losses,” "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding net gains on disposal of premises and equipment and amortization of intangibles, by the sum of net interest income on a tax-equivalent basis and noninterest income. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	Three Months Ended
	March 31, 2020	March 31, 2019
Noninterest expense	$6,144	$6,098
Subtract: amortization of intangibles	(52)	(90)
Add: gains on disposal of premises and equipment, net	9	—
	$6,101	$6,008
Tax-equivalent net interest income	$7,076	$6,951
Noninterest income	2,099	1,985
	$9,175	$8,936
Efficiency ratio	66.50%	67.23%

This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for both 2020 and 2019 is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands).

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended
	March 31, 2020	March 31, 2019
GAAP measures:
Interest income – loans	$7,203	$6,996
Interest income – investments and other	965	1,027
Interest expense – deposits	(962)	(922)
Interest expense – subordinated debt	(90)	(89)
Interest expense – junior subordinated debt	(90)	(111)
Interest expense – other borrowings	—	(2)
Total net interest income	$7,026	$6,899
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$10	$11
Tax benefit realized on non-taxable interest income – municipal securities	40	41
Total tax benefit realized on non-taxable interest income	$50	$52
Total tax-equivalent net interest income	$7,076	$6,951

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

Presented below is a discussion of those accounting policies that management believes are the most important (Critical Accounting Policies) to the portrayal and understanding of the Company’s financial condition and results of operations. The Critical Accounting Policies require management’s most difficult, subjective, and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

•

Consumer and other loans carry risk associated with the continued creditworthiness of the borrower and the value of the collateral, if any. Consumer loans are typically either unsecured or secured by rapidly depreciating assets such as automobiles. These loans are also likely to be immediately and adversely affected by job loss, divorce, illness, personal bankruptcy, or other changes in circumstances.  Other loans included in this category include loans to states and political subdivisions.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At March 31, 2020, commitments to extend credit, stand-by letters of credit, and rate lock commitments totaled $105.9 million.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings, subordinated debt, and junior subordinated debt. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for loan losses, noninterest income, and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts, revenue from wealth management services, ATM and check card income, revenue from other customer services, income from bank owned life insurance, general and administrative expenses, amortization expense, and other real estate owned expense.

Net Interest Income

For the three months ended March 31, 2020, net interest income increased $127 thousand, or 2%, to $7.0 million, compared to $6.9 million for the first quarter of 2019. The increase resulted from higher average earning asset balances, which was partially offset by a lower net interest margin. Average earning asset balances increased 6%, while the net interest margin decreased 20 basis points to 3.77%. Growth in average earning assets was led by a $30.2 million increase in average loans, net of the allowance for loan losses, followed by a $16.2 million increase in average interest-bearing deposits in banks. The decrease in the net interest margin resulted from a 23 basis point decrease in the yield on total earning assets, which was partially offset by a 3 basis point decrease in interest expense as a percent of average earning assets.

The lower yield on earning assets was attributable to a 17 basis point decrease in the yield on loans, a 21 basis point decrease in yield on securities, and an 87 basis point decrease in the yield on interest-bearing deposits in banks, which were all impacted by decreases in market rates.

The decrease in interest expense as a percent of average earning assets was attributable to lower interest rates paid on deposits and junior subordinated debt, which were also impacted by lower market rates. The decrease in cost of interest-bearing checking accounts, money market accounts and junior subordinated debt totaled 26 basis points, 10 basis points and 94 basis points, respectively.

COVID-19 Pandemic Impact on Net Interest Income

Although there may not be a significant change in net interest income for the second quarter of 2020 when compared to the first quarter of 2020, net interest income and the net interest margin may increasingly be negatively impacted in future periods by higher levels of nonaccrual loans or non-performing assets. Net interest income and the net interest margin may also be negatively impacted by unfavorable changes in the earning asset composition and the impact of recent decreases in market rates on earning asset yields in future periods. If loan customers are not able to make their loan payments to the Bank, their loans may be placed on nonaccrual status, which would cause a reversal of accrued interest receivable and interest income on the loans, and recognition of interest income on the loans would not resume until the borrowers could once again demonstrate their ability to repay. An unfavorable change in the Company’s earning asset mix could also occur if a decrease in loan demand causes a reduction in loan balances, the Bank’s highest yielding asset category, while balances of securities and interest-bearing deposits in banks, the Bank’s lower yielding asset categories, increase.

The ability of loan customers to make loan payments and the potential of decreasing loan demand may depend on the length of time and extent the Bank’s loan customers experience business interruptions from the pandemic. The Bank recently implemented a loan payment deferral program to provide customers with temporary payment relief, which currently includes 27% of the Bank’s loan portfolio balances. The loan deferral program could delay or make it difficult to identify the extent that asset quality may worsen during the second and third quarters of 2020 until the program ends and loan customers demonstrate their ability or inability to resume loan payments.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$114,273	$670	2.36%	$115,089	$737	2.60%
Tax-exempt (1)	26,506	191	2.89%	26,576	197	3.02%
Restricted	1,810	26	5.84%	1,690	24	5.84%
Total securities	$142,589	$887	2.50%	$143,355	$958	2.71%
Loans: (2)
Taxable	$571,758	$7,168	5.04%	$541,096	$6,955	5.21%
Tax-exempt (1)	4,067	45	4.47%	4,659	52	4.51%
Total loans	$575,825	$7,213	5.04%	$545,755	$7,007	5.21%
Federal funds sold	6	—	0.15%	—	—	—%
Interest-bearing deposits with other institutions	36,753	118	1.29%	20,580	110	2.16%
Total earning assets	$755,173	$8,218	4.38%	$709,690	$8,075	4.61%
Less: allowance for loan losses	(4,874)			(4,995)
Total non-earning assets	56,310			53,215
Total assets	$806,609			$757,910
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$166,321	$261	0.63%	$159,559	$352	0.89%
Regular savings	103,385	16	0.06%	112,597	19	0.07%
Money market accounts	133,730	357	1.07%	101,598	293	1.17%
Time deposits:
$100,000 and over	53,315	202	1.53%	49,867	163	1.33%
Under $100,000	62,333	126	0.81%	68,775	94	0.55%
Brokered	559	—	0.23%	290	1	1.56%
Total interest-bearing deposits	$519,643	$962	0.75%	$492,686	$922	0.76%
Federal funds purchased	3	—	1.60%	—	—	—%
Subordinated debt	4,985	90	7.23%	4,967	89	7.24%
Junior subordinated debt	9,279	90	3.91%	9,279	111	4.85%
Other borrowings	—	—	—%	167	2	6.21%
Total interest-bearing liabilities	$533,910	$1,142	0.86%	$507,099	$1,124	0.90%
Non-interest bearing liabilities
Demand deposits	191,681			180,856
Other liabilities	2,359			1,866
Total liabilities	$727,950			$689,821
Shareholders’ equity	78,659			68,089
Total liabilities and Shareholders’ equity	$806,609			$757,910
Net interest income		$7,076			$6,951
Interest rate spread			3.52%			3.71%
Cost of funds			0.63%			0.66%
Interest expense as a percent of average earning assets			0.61%			0.64%
Net interest margin			3.77%			3.97%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $50 and $52 thousand for the three months ended March 31, 2020 and 2019, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

Provision for Loan Losses

The provision for loan losses totaled $900 thousand for the first quarter of 2020, which resulted in a total allowance for loan losses of $5.6 million, or 0.96% of total loans, at March 31, 2020. This compares to no provision for loan losses recorded for the first quarter of 2019 and an allowance for loan losses of $4.9 million, or 0.90% of total loans one year ago. The allowance for loan losses totaled $4.9 million, or 0.86% of total loans, at December 31, 2019.

The provision for loan losses for the first quarter of 2020 was primarily attributable to an increase in the general reserve component of the allowance for loan losses. The general reserve component of the allowance for loan losses was increased primarily from an adjustment to qualitative factors, which resulted from the Bank’s observation of recent unfavorable changes in economic indicators impacted by the pandemic. The qualitative factors adjustments contributed approximately $700 thousand of the provision for loan losses for the quarter. Net charge offs on loans also contributed to the provision for loan losses, which totaled $250 thousand for the first quarter of 2020, compared to $63 thousand for the same period one year ago. While the general reserve component of the allowance for loan losses increased during the quarter, the specific reserve decreased by $23 thousand from improvements in collateral positions on impaired loans, principal payments received, and the resolution of certain impaired loans.

There was no provision for loan losses recorded for the first quarter of 2019 as net charge-offs on loans and an increase in the general reserve component of the allowance for loan losses were offset by a decrease in the specific reserve component. The increase in the general reserve resulted primarily from the impact of loan growth, which was partially offset by improvements in the historical loss rate of the loan portfolio. There were no changes to qualitative adjustment factors during the quarter. The decrease in the specific reserve was attributable to improvements in collateral positions on impaired loans, principal payments received, and the resolution of certain impaired loans.

COVID-19 Pandemic Impact on Provision for Loan Losses

As explained above, the Bank increased the general reserve component of the allowance for loan losses, primarily from an adjustment to qualitative factors. This was in response to recent unfavorable changes to economic indicators that were impacted by the pandemic. The adjustment contributed approximately $700 thousand of the $900 thousand provision for loan losses for the first quarter of 2020. The Bank may continue to experience a higher provision for loan losses in future periods from factors including higher specific reserves on newly identified impaired loans, higher levels of net charge-offs, and additional adjustments to qualitative factors in the general reserve component of the allowance for loan losses.

Noninterest Income

Noninterest income increased $114 thousand, or 6%, to $2.1 million, compared to the same period of 2019. The increase was primarily attributable to an $88 thousand, or 20%, increase in wealth management fees, and a $32 thousand, or 18%, increase in fees for other customer services. The increase in wealth management fees resulted primarily from higher balances of assets under management during the first quarter of 2020 compared to the same period one year ago. Assets under management increased as a result of new business relationships and from growth in the market values of existing accounts. Fees for other customer services increased due to revenue earned on letter of credit fees.

COVID-19 Pandemic Impact on Noninterest Income

The Bank suspended certain overdraft fees at the beginning of the second quarter in an effort to provide relief to its customers who may experience financial difficulties related to the pandemic. Service charges on deposits may decrease in future periods as a result of the suspension. ATM and check card fee revenue could also be lower in future periods as customers may spend and visit ATM machines less during periods of government stay-at-home orders. Wealth management revenue may decrease in future periods as a result of recent declines in the market values of investments, and mortgage fee income may decrease if the number of home purchases slows in the Bank's market area.

Noninterest Expense

Noninterest expense increased $46 thousand, or 1%, to $6.1 million, compared to the same period one year ago. The increase was primarily attributable to a $146 thousand, or 4%, increase in salaries and employee benefits, which was partially offset by a $39 thousand, or 57%, decrease in FDIC assessment, and a $50 thousand, or 8%, decrease in other operating expense.

The increase in salaries and employee benefits resulted primarily from annual increases to employee salaries. FDIC assessment expense was lower compared to the same period one year ago due to credits that were fully utilized during the first quarter of 2020. Other operating expense decreased from lower education and training costs, debit card losses, and loan servicing fees on purchased loans.

COVID-19 Pandemic Impact on Noninterest Expense

If asset quality deteriorates as a result of the pandemic, the Bank may incur an increase in expenses related to the resolution of problem loans with increases in appraisal costs, legal and professional fees, OREO expenses and losses on the sale of OREO.

Income Taxes

Income tax expense decreased by $149 thousand for the first quarter of 2020 compared to the same period one year ago. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three month periods ended March 31, 2020 and 2019. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Financial Condition

General

Total assets of First National increased $16.4 million, or 2%, to $816.4 million at March 31, 2020, compared to $800.0 million at December 31, 2019. Total securities increased $7.2 million, or 5%, and loans, net of the allowance for loan losses, increased $6.9 million, or 1%. The Bank increased its cash balances near the end of the first quarter in anticipation of increased demand for cash from its customers expecting to receive stimulus checks as a result of the CARES Act, which was recently signed into law. As a result, cash and due from banks increased $20.9 million, while interest-bearing deposits in banks decreased $18.6 million.

Total deposits increased $14.2 million, or 2%, to $720.6 million at March 31, 2020, compared to $706.4 million at December 31, 2019. Noninterest-bearing demand deposits increased $8.0 million, or 4%, and savings and interest-bearing demand deposits increased $8.3 million, or 2%, while time deposits decreased $2.2 million, or 2%.

Shareholders’ equity increased $1.3 million, or 2%, to $78.5 million at March 31, 2020, compared to December 31, 2019, primarily from a $1.2 million increase in retained earnings and a $2.1 million increase in accumulated other comprehensive income. These increases were partially offset by $2.0 million decrease in common stock and surplus, which resulted primarily from stock repurchases in the first quarter of 2020 under the Company’s stock repurchase plan. Tangible common equity totaled $78.4 million at the end of the first quarter, an increase of 2% compared to $77.0 at December 31, 2019. The Company's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans, net of the allowance for loan losses, increased $6.9 million, or 1% to $576.3 million at March 31, 2020, compared to $569.4 million at December 31, 2019. Commercial and industrial loans increased by $5.4 million during the first three months of 2020, followed by commercial real estate loans and residential real estate loans that increased by $4.8 million and $1.5 million, respectively. These increases were partially offset by construction loans and consumer loans that decreased by $2.9 million and $1.3 million, respectively.

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

Consumer and Other Loans: Consumer loans include all loans made to individuals for consumer or personal purposes. They include new and used automobile loans, unsecured loans, and lines of credit. The Company's banking subsidiary makes consumer loans to individuals located within its market area. The Bank has also made loans to individuals outside of its market area through the purchase of loans from another financial institution. Other loans in this category include loans to state and political subdivisions.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $86 thousand at March 31, 2020, compared to $97 thousand at December 31, 2019. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential, and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $1.5 million at March 31, 2020 and December 31, 2019.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status, and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $350 thousand and $360 thousand in loans classified as TDRs as of March 31, 2020 and December 31, 2019, respectively.

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank did not have any assets classified as OREO at March 31, 2020 or December 31, 2019.

Non-performing assets totaled $1.5 million at March 31, 2020 and December 31, 2019, representing approximately 0.19% and 0.18% of total assets, respectively. Non-performing assets consisted only of non-accrual loans at March 31, 2020 and December 31, 2019.

At March 31, 2020, 44% of non-performing assets were residential real estate loans, 30% were commercial real estate loans, and 26% were construction and land development loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $4.4 million and $3.4 million at March 31, 2020 and December 31, 2019, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing totaled $86 thousand at March 31, 2020, which was comprised of one loan expected to pay all principal and interest amounts contractually due to the Bank and two purchased consumer loans. Consumer loans purchased at origination are charged-off when they are greater than 120 days past due. Loans that were greater than 90 days past due and still accruing totaled $97 thousand at December 31, 2019.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $5.6 million at March 31, 2020 and $4.9 million at December 31, 2019, representing 0.96% and 0.86% of total loans, respectively. For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.

A recovery of loan losses of $3 thousand was recorded in the construction and land development loan class during the three months ended March 31, 2020. The recovery of loan losses in this loan class resulted primarily from  a decrease in the specific reserve. The decrease in the specific reserve for the construction and land development loan class resulted from improvements in collateral positions on impaired loans and principal payments received. This recovery was offset by provision for loan losses totaling $903 thousand in the 1-4 family residential, other real estate, commercial and industrial, and consumer and other loan classes. For more detailed information regarding the provision for loan losses, see Note 4 to the Consolidated Financial Statements.

Impaired loans totaled $1.5 million at March 31, 2020 and December 31, 2019. The related allowance for loan losses provided for these loans totaled $11 thousand and $33 thousand at March 31, 2020 and December 31, 2019, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2020 and the year ended December 31, 2019 was $1.5 million and $1.9 million, respectively. Included in the impaired loans total are loans classified as TDRs totaling $350 thousand and $360 thousand at March 31, 2020 and December 31, 2019, respectively. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of March 31, 2020, none of the TDRs were performing under the restructured terms and all were considered non-performing assets.

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

COVID-19 Pandemic Impact on Asset Quality

The Bank anticipates the pandemic to have an unfavorable impact on the financial condition of many of its customers, and as a result, has begun the process of identifying the related credit risk within its loan portfolio with the goal of mitigating the risk and minimizing potential loan charge-offs. Management expects significant pressure on several sectors of the loan portfolio, including those listed in the following table (dollars in thousands).

	March 31, 2020
	Loan Balance	Percent of Total Loans
Industry
Hospitality	$45,014	7.74%
Retail / shopping	26,598	4.57%
Health care	23,180	3.98%
Total	$94,792	16.29%

The magnitude of the potential decline in the Bank’s loan quality will likely depend on the length of time and extent that the Bank’s customers experience business interruptions from the pandemic. In addition, the Bank’s loan deferral program, involving approximately 22% of the Bank's loan balances at March 31, 2020, could delay or make it difficult to identify the extent of asset quality deterioration over the second and third quarters of 2020 until the payment deferral periods have ended and scheduled loan payments become due.

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

Securities at March 31, 2020 totaled $147.6 million, an increase of $7.2 million, or 5%, from $140.4 million at December 31, 2019. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of March 31, 2020, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $3.6 million and $1.3 million at March 31, 2020 and December 31, 2019, respectively. Gross unrealized losses in the available for sale portfolio totaled $44 thousand and $339 thousand at March 31, 2020 and December 31, 2019, respectively. Gross unrealized gains in the held to maturity portfolio totaled $540 thousand and $99 thousand at March 31, 2020 and December 31, 2019, respectively. There were no gross unrealized losses in the held to maturity portfolio at March 31, 2020. Gross unrealized losses in the held to maturity portfolio totaled $80 thousand at December 31, 2019. Investments in an unrealized loss position were considered temporarily impaired at March 31, 2020 and December 31, 2019. The change in the unrealized gains and losses of investment securities from December 31, 2019 to March 31, 2020 was related to changes in market interest rates and was not related to credit concerns of the issuers.

Deposits

At March 31, 2020, deposits totaled $720.6 million, an increase of $14.2 million, from $706.4 million at December 31, 2019. The composition of the deposit portfolio was unchanged when comparing the periods. At March 31, 2020 and December 31, 2019, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 27%, 57%, and 16% of total deposits, respectively.

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

At March 31, 2020, cash, interest-bearing and noninterest-bearing deposits with banks, securities, and loans maturing within one year totaled $117.4 million. At March 31, 2020, 11% or $66.7 million of the loan portfolio matured within one year. Non-deposit sources of available funds totaled $237.9 million at March 31, 2019, which included $146.7 million of secured funds available from Federal Home Loan Bank of Atlanta (FHLB), $30.2 million of secured funds available through the Federal Reserve Discount Window, and $61.0 million of unsecured federal funds lines of credit with other correspondent banks.

COVID-19 Pandemic Impact on Liquidity

In light of the significant increase in unemployment claims and the stress on businesses from stay at home orders, as well as the Bank's payment deferral program, the Bank has been monitoring liquidity on a daily basis. The Bank believes it has sufficient liquidity to meet demand from its customers with on-balance sheet liquidity of cash and unencumbered securities and off-balance sheet liquidity available overnight through secured funding sources. All loans originated by the Bank under the PPP are expected to be pledged to the Federal Reserve’s new Paycheck Protection Program Liquidity Facility (PPPLF). The Bank plans to borrow funds from the PPPLF to fund PPP loans as needed at an interest rate of 0.35%.

Capital Resources

The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of the Company’s asset and liability levels and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses. The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015 and is no longer obligated to report consolidated regulatory capital.

Effective January 1, 2015, the Bank became subject to new capital rules adopted by federal bank regulators implementing the Basel III regulatory capital reforms adopted by the Basel Committee on Banking Supervision (the Basel Committee), and certain changes required by the Dodd-Frank Act.

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements of 2.5% of risk-weighted assets. This results in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of March 31, 2020 and December 31, 2019, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at March 31, 2020:

First Bank
Total capital to risk-weighted assets	14.98%
Tier 1 capital to risk-weighted assets	14.02%
Common equity Tier 1 capital to risk-weighted assets	14.02%
Tier 1 capital to average assets	10.08%
Capital conservation buffer ratio(1)	6.98%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of March 31, 2020 and December 31, 2019.

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

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio greater than 9%, have less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The CARES Act temporarily lowered the tier 1 leverage ratio requirement to 8% until December 31, 2020. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the "well-capitalized" ratio requirements under the prompt corrective action regulations and will not be required to report or calculate risk-based capital. Although, the Company did not opt into the CBLR framework at March 31, 2020, it may opt into the CBLR framework in a future quarterly period.

During the fourth quarter of 2019, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company may repurchase up to $5.0 million of the Company’s outstanding common stock. The stock repurchase plan was authorized to run through December 31, 2020, unless the entire amount authorized to be repurchased has been acquired before that date. During the first quarter of 2020, the Company repurchased and retired 129,035 shares at an average price paid per share of $16.05, for a total of $2.1 million. The Company did not repurchase any shares of its common stock during 2019.

COVID-19 Pandemic Impact on Capital Resources

In March 2020, the Company suspended future stock repurchases under its stock repurchase program due to the economic uncertainty caused by the pandemic. The Company will continue to update its enterprise risk assessment and capital plan as the operating environment develops.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Commitments to extend credit, which amounted to $91.6 million at March 31, 2020, and $92.5 million at December 31, 2019, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2020 and December 31, 2019, the Bank had $8.6 million and $11.0 million in outstanding standby letters of credit, respectively.

At March 31, 2020, the Bank had $5.7 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

On April 21, 2020, the Company entered into interest rate swap agreements related to its outstanding junior subordinated debt. The Company uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts.

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest for periods that end between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. The fair value of the cash flow hedges will be recorded in either other assets or other liabilities in future periods. The net gain/loss on the cash flow hedges will be recognized as a component of other comprehensive income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 17.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Other than as set forth below, there were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing COVID-19 pandemic and measures intended to prevent its spread may adversely affect the Company's business, financial condition and operations; the extent of such impacts are highly uncertain and difficult to predict.

Global health and economic concerns relating to the COVID-19 outbreak and government actions taken to reduce the spread of the virus have had a material adverse impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. The pandemic has resulted in federal, state and local authorities, including those who govern the markets in which we operate, implementing numerous measures to try to contain the virus.  These measures, including shelter in place orders and business limitations and shutdowns, have significantly contributed to rising unemployment and negatively impacted consumer and business spending.

The COVID-19 outbreak has adversely impacted and is likely to continue to adversely impact the Company's workforce and operations and the operations of its customers and business partners. In particular, the Company may experience adverse effects due to a number of operational factors impacting it or its customers or business partners, including but not limited to:

•	credit losses resulting from financial stress experienced by the Company's borrowers, especially those operating in industries most hard hit by government measures to contain the spread of the virus;
•

operational failures, disruptions or inefficiencies due to changes in the Company's normal business practices necessitated by its internal measures to protect its employees and government-mandated measures intended to slow the spread of the virus;

•	possible business disruptions experienced by the Company's vendors and business partners in carrying out work that supports its operations;
•	decreased demand for the Company's products and services due to economic uncertainty, volatile market conditions and temporary business closures;
•	any financial liability, credit losses, litigation costs or reputational damage resulting from the Company's origination of PPP loans; and
•	heightened levels of cyber and payment fraud, as cyber criminals try to take advantage of the disruption and increased online activity brought about by the pandemic.

The extent to which the pandemic impacts the Company's business, liquidity, financial condition and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. In addition, the rapidly changing and unprecedented nature of COVID-19 heightens the inherent uncertainty of forecasting future economic conditions and their impact on the Company's loan portfolio, thereby increasing the risk that the assumptions, judgments and estimates used to determine the allowance for loan losses and other estimates are incorrect.  Further, the Company's loan deferral program could delay or make it difficult to identify the extent of asset quality deterioration during the 90-day deferral period.  As a result of these and other conditions, the ultimate impact of the pandemic is highly uncertain and subject to change, and the Company cannot predict the full extent of the impacts on its business, its operations or the global economy as a whole.  To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 materialize, it could exacerbate the risk factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, or otherwise materially and adversely affect its business, liquidity, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the fourth quarter of 2019, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company may repurchase up to $5 million of its outstanding common stock. Repurchases under the plan could be made through privately negotiated transactions or in the open market in accordance with Securities and Exchange Commission rules. The Company's Board of Directors authorized the purchase plan through December 31, 2020, unless the entire amount authorized to repurchased has been acquired before that date.

The following table summarizes the Company's purchases of its common stock during the three months ended March 31, 2020 (dollars in thousands, except per share data):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan
January 1, 2020 - January 31, 2020	—	$—	—	$5,000
February 1, 2020 - February 29, 2020	2,323	20.92	100	4,998
March 1, 2020 - March 31, 2020	128,935	16.05	128,935	2,929
Total	131,258	$16.14	129,035	$2,929

(1)	During the three months ended March 31, 2020, 2,223 shares were withheld upon the vesting of restricted stock units granted to employees of the Company and its subsidiaries in order to satisfy tax withholding obligations.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

3.1	By-laws of First National Corporation (as restated in electronic format as of April 1, 2020), attached as Exhibit 3.1 to the Current Report on Form 8-K filed April 2, 2020 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	May 11, 2020
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	May 11, 2020
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer