Form 10-Q
period 2020-06-30
FIRST NATIONAL CORP /VA/
filed 2020-08-10
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 10, 2020, 4,852,187 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	June 30,	December 31,
	2020	2019*
Assets
Cash and due from banks	$17,717	$9,675
Interest-bearing deposits in banks	90,562	36,110
Securities available for sale, at fair value	123,193	120,983
Securities held to maturity, at amortized cost (fair value, 2020, $16,737; 2019, $17,646)	16,211	17,627
Restricted securities, at cost	1,848	1,806
Loans held for sale	170	167
Loans, net of allowance for loan losses, 2020, $6,296; 2019, $4,934	645,220	569,412
Premises and equipment, net	19,792	19,747
Accrued interest receivable	3,863	2,065
Bank owned life insurance	17,661	17,447
Core deposit intangibles, net	76	170
Other assets	5,777	4,839
Total assets	$942,090	$800,048

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$253,974	$189,623
Savings and interest-bearing demand deposits	470,764	399,255
Time deposits	114,277	117,564
Total deposits	$839,015	$706,442
Subordinated debt	9,982	4,983
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	3,026	2,125
Total liabilities	$861,302	$722,829

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2020, 4,852,187 shares; 2019, 4,969,716 shares	6,065	6,212
Surplus	5,967	7,700
Retained earnings	65,451	62,583
Accumulated other comprehensive income, net	3,305	724
Total shareholders’ equity	$80,788	$77,219
Total liabilities and shareholders’ equity	$942,090	$800,048

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Interest and Dividend Income
Interest and fees on loans	$7,416	$7,200	$14,619	$14,196
Interest on deposits in banks	16	133	134	243
Interest and dividends on securities:
Taxable interest	636	696	1,306	1,433
Tax-exempt interest	151	159	302	315
Dividends	26	26	52	50
Total interest and dividend income	$8,245	$8,214	$16,413	$16,237
Interest Expense
Interest on deposits	$676	$1,051	$1,638	$1,973
Interest on subordinated debt	91	90	181	179
Interest on junior subordinated debt	67	108	157	219
Interest on other borrowings	—	—	—	2
Total interest expense	$834	$1,249	$1,976	$2,373
Net interest income	$7,411	$6,965	$14,437	$13,864
Provision for loan losses	800	200	1,700	200
Net interest income after provision for loan losses	$6,611	$6,765	$12,737	$13,664
Noninterest Income
Service charges on deposit accounts	$348	$715	$1,029	$1,416
ATM and check card fees	550	573	1,069	1,090
Wealth management fees	512	458	1,037	895
Fees for other customer services	237	153	444	328
Income from bank owned life insurance	99	99	214	202
Net gains on sale of loans	26	25	57	47
Other operating income	1	12	22	42
Total noninterest income	$1,773	$2,035	$3,872	$4,020
Noninterest Expense
Salaries and employee benefits	$3,022	$3,375	$6,611	$6,818
Occupancy	409	401	811	839
Equipment	418	409	828	829
Marketing	74	239	180	380
Supplies	103	91	192	164
Legal and professional fees	301	303	580	544
ATM and check card expense	223	225	468	441
FDIC assessment	60	35	90	104
Bank franchise tax	161	136	314	266
Data processing expense	188	179	372	352
Amortization expense	42	80	94	170
Net gains on disposal of premises and equipment	—	—	(9)	—
Other operating expense	612	757	1,226	1,421
Total noninterest expense	$5,613	$6,230	$11,757	$12,328

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Income before income taxes	$2,771	$2,570	$4,852	$5,356
Income tax expense	528	484	904	1,009
Net income	$2,243	$2,086	$3,948	$4,347
Earnings per common share
Basic	$0.46	$0.42	$0.81	$0.88
Diluted	$0.46	$0.42	$0.81	$0.88

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net income	$2,243	$2,086	$3,948	$4,347
Other comprehensive income, net of tax,
Unrealized holding gains on available for sale securities, net of tax $136 and $369 for the three months and $692 and $776 for the six months ended June 30, 2020 and 2019, respectively	514	1,389	2,606	2,917
Unrealized holding losses on securities transferred from held to maturity to available for sale, net of tax $0 and $0 for the three months and $0 and ($91) for the six months ended June 30, 2020 and 2019, respectively	—	—	—	(340)
Change in fair value of cash flow hedges, net of tax ($6) and $0 for the three months and ($6) and $0 for the six months ended June 30, 2020 and 2019, respectively	(25)	—	(25)	—
Total other comprehensive income	489	1,389	2,581	2,577
Total comprehensive income	$2,732	$3,475	$6,529	$6,924

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$3,948	$4,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	654	669
Amortization of core deposit intangibles	94	170
Amortization of debt issuance costs	9	9
Origination of loans held for sale	(3,183)	(4,017)
Proceeds from sale of loans held for sale	3,237	3,808
Net gains on sales of loans held for sale	(57)	(47)
Provision for loan losses	1,700	200
Increase in cash value of bank owned life insurance	(214)	(202)
Accretion of discounts and amortization of premiums on securities, net	334	285
Accretion of premium on time deposits	(17)	(32)
Stock-based compensation	168	68
Excess tax benefits on stock-based compensation	(2)	(2)
Gains on disposal of premises and equipment	(9)	—
Deferred income tax benefit	(734)	(78)
Changes in assets and liabilities:
Increase in interest receivable	(1,798)	(50)
Increase in other assets	(195)	(711)
Increase (decrease) in accrued expenses and other liabilities	177	(183)
Net cash provided by operating activities	$4,112	$4,234
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$13,930	$8,209
Proceeds from maturities, calls, and principal payments of securities held to maturity	1,364	1,089
Purchases of securities available for sale	(13,124)	(1,394)
Net purchase of restricted securities	(42)	(13)
Purchase of premises and equipment	(699)	(785)
Proceeds from sale of premises and equipment	9	—
Purchase of bank owned life insurance	—	(3,000)
Net increase in loans	(77,508)	(32,312)
Net cash used in investing activities	$(76,070)	$(28,206)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2020	2019
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$135,860	$20,605
Net decrease in time deposits	(3,270)	(1,324)
Proceeds from subordinated debt, net of issuance costs	4,990	—
Cash dividends paid on common stock, net of reinvestment	(1,010)	(837)
Repurchase of common stock, stock incentive plan	(47)	(20)
Repurchase of common stock, stock repurchase plan	(2,071)	—
Net cash provided by financing activities	$134,452	$18,424
Increase (decrease) in cash and cash equivalents	$62,494	$(5,548)
Cash and Cash Equivalents
Beginning	$45,785	$28,618
Ending	$108,279	$23,070
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,022	$2,371
Income taxes	$1,082	$1,027
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains on securities available for sale	$3,298	$3,693
Unrealized losses on securities transferred from held to maturity to available for sale	$—	$(431)
Fair value of securities transferred from held to maturity to available for sale	$—	$23,036
Change in fair value of cash flow hedges	$(31)	$—
Issuance of common stock, dividend reinvestment plan	$70	$56

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2019	$6,204	$7,515	$56,629	$(620)	$69,728
Net income	—	—	2,086	—	2,086
Other comprehensive income	—	—	—	1,389	1,389
Cash dividends on common stock ($0.09 per share)	—	—	(447)	—	(447)
Stock-based compensation	—	25	—	—	25
Issuance of 1,337 shares common stock, dividend reinvestment plan	2	26	—	—	28
Balance, June 30, 2019	$6,206	$7,566	$58,268	$769	$72,809

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, March 31, 2020	$6,062	$5,899	$63,741	$2,816	$78,518
Net income	—	—	2,243	—	2,243
Other comprehensive income	—	—	—	489	489
Cash dividends on common stock ($0.11 per share)	—	—	(533)	—	(533)
Stock-based compensation	—	36	—	—	36
Issuance of 2,495 shares common stock, dividend reinvestment plan	3	32	—	—	35
Balance, June 30, 2020	$6,065	$5,967	$65,451	$3,305	$80,788

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	$6,197	$7,471	$54,814	$(1,808)	$66,674
Net income	—	—	4,347	—	4,347
Other comprehensive income	—	—	—	2,577	2,577
Cash dividends on common stock ($0.18 per share)	—	—	(893)	—	(893)
Stock-based compensation	—	68	—	—	68
Issuance of 2,734 shares common stock, dividend reinvestment plan	4	52	—	—	56
Issuance of 5,402 shares common stock, stock incentive plan	7	(7)	—	—	—
Repurchase of 1,006 shares of common stock, stock incentive plan	(2)	(18)	—	—	(20)
Balance, June 30, 2019	$6,206	$7,566	$58,268	$769	$72,809

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2019	$6,212	$7,700	$62,583	$724	$77,219
Net income	—	—	3,948	—	3,948
Other comprehensive income	—	—	—	2,581	2,581
Cash dividends on common stock ($0.22 per share)	—	—	(1,080)	—	(1,080)
Stock-based compensation	—	168	—	—	168
Issuance of 4,737 shares common stock, dividend reinvestment plan	6	64	—	—	70
Issuance of 8,992 shares common stock, stock incentive plan	11	(11)	—	—	—
Repurchase of 2,223 shares of common stock, stock incentive plan	(3)	(44)	—	—	(47)
Repurchase of 129,035 shares of common stock, stock repurchase plan	(161)	(1,910)	—	—	(2,071)
Balance, June 30, 2020	$6,065	$5,967	$65,451	$3,305	$80,788

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2020 and December 31, 2019, the statements of income and comprehensive income for the three and six months ended June 30, 2020 and 2019, the cash flows for the six months ended June 30, 2020 and 2019, and the changes in shareholders’ equity for the three and six months ended June 30, 2020 and 2019. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other business transactions.  If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, certain of the impacts and potential impacts of COVID-19 on the Company's business are summarized below.

Results of Operations

The Company’s net interest income could decrease due to COVID-19 and the decline in market interest rates since the outbreak of COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees, as discussed further under "Lending Operations and Accommodations to Borrowers" below. While interest will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted.

The Company believes its noninterest income decreased as a result of COVID-19 and may continue to decrease in future periods.  Service charges on deposits decreased significantly in the second quarter of 2020 compared to the same period one year ago primarily from lower overdraft fee income. The Company is unable to reasonably project overdraft fee income in future periods. Wealth management revenue could decrease in future periods if the market values of investments decline, and fees for other customer services and gains on sale of loans could also decrease in future periods if home buying and refinance activity declines.

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

At this time, the Company is unable to project the full extent or materiality of the foregoing impacts but recognizes the breadth of the economic impacts of COVID-19 are likely to impact borrowers' ability to repay, noninterest income, and noninterest expense in future periods.

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

Lending Operations and Accommodations to Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company is executing a payment deferral program for its individual and business customers adversely affected by the pandemic for up to 90 days. As of June 30, 2020, loans participating in the program totaled $182.6 million, or 28% of the Bank's loan balances. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.

With the passage of the Paycheck Protection Program (PPP), administered by the Small Business Administration (SBA), the Company actively participated in assisting its customers with applications for resources through the program. During the second quarter of 2020, the Bank originated $76.2 million of PPP loans, received $2.5 million of loan fees, and incurred $520 thousand of loan origination costs. The loan fees are being accreted into earnings evenly over the life of the loans, net of the loan costs, through interest and fees on loans. Approximately 99% of the PPP loan balances mature in 24 months. The Company believes that the majority of these loans will ultimately be forgiven and repaid by the SBA in accordance with the terms of the program. As of June 30, 2020, PPP loan balances totaled $73.3 million and customers had not yet requested debt forgiveness from the SBA on PPP loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through additional provision for loan losses charged to earnings.

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

Notes to Consolidated Financial Statements (Unaudited)

Derivative Financial Instruments

On April 21, 2020, the Company entered into two interest rate swap agreements related to its outstanding junior subordinated debt. The Company recognizes derivative financial instruments at fair value as either an other asset or other liability in its Consolidated Balance Sheets. The Company’s derivative financial instruments are comprised of interest rate swaps that qualify and are designated as cash flow hedges on the Company’s junior subordinated debt. Gains or losses on the Company’s cash flow hedges are reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 16.

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

In March 2020 (revised in April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (the agencies) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (ASC 310-40), a restructuring of debt constitutes a troubled debt restructuring (TDR) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company's financial statements; however, this impact cannot be quantified at this time. For further information about the Company's short-term modifications in response to COVID-19 to borrowers who were current prior to any relief, see Note 4.

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

In December 2019, the FASB issued ASU No. 2019- 12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” (ASU 2019- 12).  The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of ASU 2019- 12 to have a material impact on its consolidated financial statements.

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

On March 12, 2020, the SEC finalized amendments to the definitions of its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date. Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter. The rule change revises the definition of “accelerated filers” to exclude entities with public float of less than $700 million and less than $100 million in annual revenues. The Company does not expect to meet this revised category of accelerated filer and will no longer be considered as such. If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K.  Non-accelerated filers, such as the Company, also have additional time to file quarterly and annual financial statements. All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for non-accelerated filers. These amendments will change the Company's reporting and audit requirements as it will have the additional time provided to file quarterly and annual financial statements and will no longer be required to obtain an auditor attestation concerning the internal controls over financial reporting.

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$91,519	$3,302	$(1)	$94,820
Obligations of states and political subdivisions	27,461	913	(1)	28,373
Total securities available for sale	$118,980	$4,215	$(2)	$123,193
Securities held to maturity:
U.S. agency and mortgage-backed securities	$11,306	$299	$—	$11,605
Obligations of states and political subdivisions	3,405	138	—	3,543
Corporate debt securities	1,500	89	—	1,589
Total securities held to maturity	$16,211	$526	$—	$16,737
Total securities	$135,191	$4,741	$(2)	$139,930

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$94,461	$778	$(334)	$94,905
Obligations of states and political subdivisions	25,607	476	(5)	26,078
Total securities available for sale	$120,068	$1,254	$(339)	$120,983
Securities held to maturity:
U.S. agency and mortgage-backed securities	$12,528	$6	$(80)	$12,454
Obligations of states and political subdivisions	3,599	81	—	3,680
Corporate debt securities	1,500	12	—	1,512
Total securities held to maturity	$17,627	$99	$(80)	$17,646
Total securities	$137,695	$1,353	$(419)	$138,629

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2020 and December 31, 2019, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	June 30, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$171	$(1)	$—	$—	$171	$(1)
Obligations of states and political subdivisions	1,094	(1)	—	—	1,094	(1)
Total securities available for sale	$1,265	$(2)	$—	$—	$1,265	$(2)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$29,853	$(207)	$13,083	$(127)	$42,936	$(334)
Obligations of states and political subdivisions	1,373	(5)	—	—	1,373	(5)
Total securities available for sale	$31,226	$(212)	$13,083	$(127)	$44,309	$(339)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$3,516	$(10)	$5,936	$(70)	$9,452	$(80)
Total securities held to maturity	$3,516	$(10)	$5,936	$(70)	$9,452	$(80)
Total securities	$34,742	$(222)	$19,019	$(197)	$53,761	$(419)

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

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2020, there was one out of ninety-eight U.S. agency and mortgage-backed securities and one out of seventy-nine obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.2 years at June 30, 2020. At December 31, 2019, there were forty-two out of ninety-four U.S. agency and mortgage-backed securities and three out of seventy-nine obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2019. The weighted-average re-pricing term of the portfolio was 3.7 years at December 31, 2019. The unrealized losses at June 30, 2020 in the U.S. agency and mortgage-backed securities portfolio and the obligations of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at June 30, 2020 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,729	$1,738	$440	$443
Due after one year through five years	13,001	13,512	4,539	4,682
Due after five years through ten years	32,272	33,578	4,370	4,557
Due after ten years	71,978	74,365	6,862	7,055
	$118,980	$123,193	$16,211	$16,737

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

Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2020, and no impairment has been recognized.

The composition of restricted securities at June 30, 2020 and December 31, 2019 was as follows (in thousands):

	June 30, 2020	December 31, 2019
Federal Home Loan Bank stock	$818	$776
Federal Reserve Bank stock	980	980
Community Bankers’ Bank stock	50	50
	$1,848	$1,806

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $542 thousand and $514 thousand at June 30, 2020 and December 31, 2019, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at June 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Real estate loans:
Construction and land development	$31,981	$43,164
Secured by 1-4 family residential	234,188	229,438
Other real estate loans	248,495	236,555
Commercial and industrial loans	124,706	50,153
Consumer and other loans	12,146	15,036
Total loans	$651,516	$574,346
Allowance for loan losses	(6,296)	(4,934)
Loans, net	$645,220	$569,412

Net deferred loan fees included in the above loan categories were $2.2 million and $340 thousand at June 30, 2020 and December 31, 2019, respectively. Consumer and other loans included $170 thousand and $374 thousand of demand deposit overdrafts at June 30, 2020 and December 31, 2019, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$—	$110	$110	$31,871	$31,981	$400	$—
Secured by 1-4 family residential	526	354	166	1,046	233,142	234,188	497	—
Other real estate loans	134	—	541	675	247,820	248,495	583	—
Commercial and industrial	96	59	—	155	124,551	124,706	—	—
Consumer and other loans	42	16	1	59	12,087	12,146	—	1
Total	$798	$429	$818	$2,045	$649,471	$651,516	$1,480	$1

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$136	$30	$166	$42,998	$43,164	$367	$30
Secured by 1-4 family residential	1,428	306	115	1,849	227,589	229,438	630	67
Other real estate loans	457	—	416	873	235,682	236,555	462	—
Commercial and industrial	45	50	—	95	50,058	50,153	—	—
Consumer and other loans	83	79	—	162	14,874	15,036	—	—
Total	$2,013	$571	$561	$3,145	$571,201	$574,346	$1,459	$97

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$31,424	$—	$557	$—	$31,981
Secured by 1-4 family residential	232,924	514	750	—	234,188
Other real estate loans	241,322	—	7,173	—	248,495
Commercial and industrial	121,570	1,520	1,616	—	124,706
Consumer and other loans	12,146	—	—	—	12,146
Total	$639,386	$2,034	$10,096	$—	$651,516

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$42,636	$—	$528	$—	$43,164
Secured by 1-4 family residential	228,029	524	885	—	229,438
Other real estate loans	233,240	537	2,778	—	236,555
Commercial and industrial	48,527	948	678	—	50,153
Consumer and other loans	10,976	4,060	—	—	15,036
Total	$563,408	$6,069	$4,869	$—	$574,346

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Loan Losses

The following tables present, as of June 30, 2020, December 31, 2019 and June 30, 2019, the total allowance for loan losses, the allowance by impairment methodology, and loans by impairment methodology (in thousands):

	June 30, 2020
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2019	$464	$776	$2,296	$562	$836	$4,934
Charge-offs	—	—	—	(69)	(435)	(504)
Recoveries	—	4	1	7	154	166
Provision for (recovery of) loan losses	(68)	543	936	283	6	1,700
Ending Balance, June 30, 2020	$396	$1,323	$3,233	$783	$561	$6,296
Ending Balance:
Individually evaluated for impairment	—	5	23	—	—	28
Collectively evaluated for impairment	396	1,318	3,210	783	561	6,268
Loans:
Ending Balance	$31,981	$234,188	$248,495	$124,706	$12,146	$651,516
Individually evaluated for impairment	400	497	4,896	—	—	5,793
Collectively evaluated for impairment	31,581	233,691	243,599	124,706	12,146	645,723

	December 31, 2019
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2018	$561	$895	$2,160	$464	$929	$5,009
Charge-offs	(2)	(58)	(27)	(2)	(795)	(884)
Recoveries	50	9	1	8	291	359
Provision for (recovery of) loan losses	(145)	(70)	162	92	411	450
Ending Balance, December 31, 2019	$464	$776	$2,296	$562	$836	$4,934
Ending Balance:
Individually evaluated for impairment	22	11	—	—	—	33
Collectively evaluated for impairment	442	765	2,296	562	836	4,901
Loans:
Ending Balance	$43,164	$229,438	$236,555	$50,153	$15,036	$574,346
Individually evaluated for impairment	367	630	462	—	—	1,459
Collectively evaluated for impairment	42,797	228,808	236,093	50,153	15,036	572,887

Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2019
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2018	$561	$895	$2,160	$464	$929	$5,009
Charge-offs	—	(58)	—	(2)	(387)	(447)
Recoveries	50	5	—	4	174	233
Provision for (recovery of) loan losses	(71)	(64)	233	50	52	200
Ending Balance, June 30, 2019	$540	$778	$2,393	$516	$768	$4,995
Ending Balance:
Individually evaluated for impairment	46	20	35	—	—	101
Collectively evaluated for impairment	494	758	2,358	516	768	4,894
Loans:
Ending Balance	$46,281	$225,820	$237,370	$49,353	$16,130	$574,954
Individually evaluated for impairment	391	866	518	—	—	1,775
Collectively evaluated for impairment	45,890	224,954	236,852	49,353	16,130	573,179

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans and the related allowance at June 30, 2020, December 31, 2019 and June 30, 2019, were as follows (in thousands):

	June 30, 2020
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$439	$400	$—	$400	$—	$383	$—
Secured by 1-4 family	595	280	217	497	5	563	1
Other real estate loans	4,948	583	4,313	4,896	23	574	127
Total	$5,982	$1,263	$4,530	$5,793	$28	$1,520	$128

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$401	$70	$297	$367	$22	$369	$1
Secured by 1-4 family	729	488	142	630	11	769	1
Other real estate loans	509	462	—	462	—	766	3
Commercial and industrial	—	—	—	—	—	22	—
Total	$1,639	$1,020	$439	$1,459	$33	$1,926	$5

	June 30, 2019
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$410	$—	$391	$391	$46	$360	$1
Secured by 1-4 family	941	715	151	866	20	802	2
Other real estate loans	528	483	35	518	35	1,035	3
Commercial and industrial	—	—	—	—	—	45	—
Total	$1,879	$1,198	$577	$1,775	$101	$2,242	$6

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

As of June 30, 2020, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $4.5 million. At June 30, 2020, $4.3 million of the loans classified as TDRs were performing under the restructured terms and were not considered non-performing assets. There were $360 thousand in TDRs at December 31, 2019, none of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There was one loan secured by commercial real estate modified as a TDR during the three and six months ended  June 30, 2020 because the loan was converted to interest only. The loan modified as a TDR during the three and six months ended  June 30, 2020 increased the specific reserve component of the allowance for loan losses by $23 thousand at  June 30, 2020. There were no loans modified under TDRs during the three months ended June 30, 2019. There was one loan secured by 1-4 family residential real estate modified as a TDR during the six months ended June 30, 2019 because the loan was extended with terms considered to be below market. The loan modified as a TDR during the six months ended June 30, 2019 did not have an impact on the allowance for loan losses at June 30, 2019.

Notes to Consolidated Financial Statements (Unaudited)

In response to the COVID-19 pandemic, the Company is executing a payment deferral program for its individual and business customers adversely affected by the pandemic. As of June 30, 2020, loans participating in the program totaled $182.6 million, or 28% of the Bank's loan balances. The majority of the loan deferral periods were for 90 days and were for loans not more than 30 days past due as of December 31, 2019. As such, they were not considered TDRs based on the relief provisions of the CARES Act and recent interagency regulatory guidance.

For the three and six months ended June 30, 2020 and 2019, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

Note 5. Other Real Estate Owned (OREO)

The Bank did not have any OREO activity during the six months ended June 30, 2020 or the year ended December 31, 2019. Accordingly, there were no residential real estate properties included in the ending OREO balances at June 30, 2020 and December 31, 2019. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2020.

The Bank did not have any expenses applicable to OREO for the six months ended June 30, 2020 and 2019. Net expenses applicable to OREO, other than the provision for losses, were $1 thousand for the year ended December 31, 2019.

Note 6. Other Borrowings

The Company had an unsecured line of credit totaling $5.0 million with a non-affiliated bank at June 30, 2020. There were no borrowings outstanding on the line of credit at June 30, 2020. The interest rate on the line of credit floats at Wall Street Journal Prime Rate plus 0.25%, with a floor of 3.50%, and matures on March 28, 2025.

The Bank had unused lines of credit totaling $239.4 million and $218.1 million available with non-affiliated banks at June 30, 2020 and December 31, 2019, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $148.8 million at June 30, 2020. The Bank had collateral pledged on the borrowing line at June 30, 2020 and December 31, 2019 including real estate loans totaling $210.7 million and $194.9 million, respectively, and Federal Home Loan Bank stock with a book value of $818 thousand and $776 thousand, respectively. The Bank did not have borrowings from the FHLB at June 30, 2020 and December 31, 2019.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of June 30, 2020 and December 31, 2019, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2020, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at June 30, 2020 and December 31, 2019 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total Capital (to Risk-Weighted Assets)	$88,109	15.20%	$46,370	8.00%	$57,963	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$81,813	14.11%	$34,778	6.00%	$46,370	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$81,813	14.11%	$26,083	4.50%	$37,676	6.50%
Tier 1 Capital (to Average Assets)	$81,813	9.08%	$36,030	4.00%	$45,038	5.00%
December 31, 2019
Total Capital (to Risk-Weighted Assets)	$85,439	14.84%	$46,046	8.00%	$57,557	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$80,505	13.99%	$34,534	6.00%	$46,046	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$80,505	13.99%	$25,901	4.50%	$37,412	6.50%
Tier 1 Capital (to Average Assets)	$80,505	10.13%	$31,799	4.00%	$39,749	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. Accordingly, the Bank was required to maintain a capital conservation buffer of 2.50% at June 30, 2020 and December 31, 2019. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of June 30, 2020 and December 31, 2019, the capital conservation buffer of the Bank was 7.20% and 6.84%, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million. The note bears interest at a fixed rate of 6.75% per annum. Unamortized debt issuance costs related to the note were $8 thousand and $17 thousand at June 30, 2020 and December 31, 2019, respectively.  The note has a maturity date of October 1, 2025. Subject to regulatory approval, the Company may prepay the note, in part or in full, beginning on January 1, 2021 through maturity, at the Company's option, on any scheduled interest payment date.  The Agreement contains customary events of default such as the bankruptcy of the Company and the non-payment of principal or interest when due. The holder of the note may accelerate the repayment of the note only in the event of bankruptcy or similar proceedings and not for any other event of default.

On June 29, 2020, the Company issued an interest only subordinated term note due 2030 in the aggregate principal amount of $5.0 million. The note initially bears interest at a fixed rate of 5.50% per annum. Beginning July 1, 2025, the interest rate shall reset quarterly to an interest rate per annum equal to the current three-month Secured Overnight Financing Rate (SOFR), plus 510 basis points. Unamortized debt issuance costs related to the note were $10 thousand at June 30, 2020. The note has a maturity date of July 1, 2030. Subject to regulatory approval, the Company may prepay the note, in part of full, beginning on July 1, 2025 through maturity, at the Company's option, on any scheduled interest payment date. The note contains customary events of default such as the bankruptcy of the Company and the non-payment of principal or interest when due. The holder of the note may accelerate the repayment of the note only in the event of bankruptcy or similar proceedings and not for any other event of default.

Both of the notes are unsecured, subordinated obligations of the Company and they rank junior in right of payment to the Company’s existing and future senior indebtedness and to the Company’s obligations to its general creditors. The notes rank equally with all other unsecured subordinated debt, except any which by its terms is expressly stated to be subordinated to the notes.  The notes rank senior to all current and future junior subordinated debt obligations, preferred stock, and common stock of the Company. The notes are not convertible into common stock or preferred stock, and are not callable by the holders.

Note 9. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2020 and December 31, 2019 was 2.90% and 4.50%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2020 and December 31, 2019 was 3.03% and 3.70%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

Note 10. Benefit Plans

The Company maintains a 401(k) plan (the Plan) for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the Plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution based on years of service to participants who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two Plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the Plan each year based on overall performance, profitability, and other economic factors. For the six months ended June 30, 2020 and 2019, expense attributable to the Plan amounted to $449 thousand and $436 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

On March 15, 2019, the Company entered into supplemental executive retirement plans and participation agreements with three of its employees. The retirement benefits are fixed and provide for retirement benefits payable in 180 monthly installments. The contribution expense totaled $131 thousand and $88 thousand for the six months ended June 30, 2020 and 2019, respectively, and was solely funded by the Company.

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

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
(Numerator):
Net income	$2,243	$2,086	$3,948	$4,347
(Denominator):
Weighted average shares outstanding – basic	4,849,719	4,963,737	4,900,303	4,962,010
Potentially dilutive common shares – restricted stock units	—	2,085	2,542	2,978
Weighted average shares outstanding – diluted	4,849,719	4,965,822	4,902,845	4,964,988
Income per common share
Basic	$0.46	$0.42	$0.81	$0.88
Diluted	$0.46	$0.42	$0.81	$0.88

Restricted stock units for 15,858 shares of common stock were not considered in computing diluted earnings per share for the three months ended  June 30, 2020 because they were antidilutive. There were no antidilutive shares of common stock for three months ended June 30, 2019 and the six months ended June 30, 2020 and 2019.

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

Derivative asset/liability - cash flow hedges

Cash flow hedges are recorded at fair value on a recurring basis. The fair value of the Company's cash flow hedges is determined by a third party vendor using the discounted cash flow method (Level 2).

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands).

		Fair Value Measurements at June 30, 2020
Description	Balance as of June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. agency and mortgage-backed securities	$94,820	$—	$94,820	$—
Obligations of states and political subdivisions	28,373	—	28,373	—
Total assets	$123,193	$—	$123,193	$—

Liabilities:
Derivatives - cash flow hedges	$31	$—	$31	$—
Total liabilities	$31	$—	$31	$—

		Fair Value Measurements at December 31, 2019
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. agency and mortgage-backed securities	$94,905	$—	$94,905	$—
Obligations of states and political subdivisions	26,078	—	26,078	—
Total assets	$120,983	$—	$120,983	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six months ended June 30, 2020 and the year ended December 31, 2019.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at June 30, 2020
Description	Balance as of June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$4,502	$—	$—	$4,502

		Fair Value Measurements at December 31, 2019
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$406	$—	$—	$406

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Impaired loans, net	$212	Property appraisals	Selling cost	10.00%
Impaired loans, net	4,290	Present value of cash flows	Discount rate	5.75%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Impaired loans, net	$406	Property appraisals	Selling cost	10.00%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019 are as follows (in thousands):

		Fair Value Measurements at June 30, 2020 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$108,279	$108,279	$—	$—	$108,279
Securities available for sale	123,193	—	123,193	—	123,193
Securities held to maturity	16,211	—	15,148	1,589	16,737
Restricted securities	1,848	—	1,848	—	1,848
Loans held for sale	170	—	170	—	170
Loans, net	645,220	—	—	650,607	650,607
Bank owned life insurance	17,661	—	17,661	—	17,661
Accrued interest receivable	3,863	—	3,863	—	3,863
Financial Liabilities
Deposits	$839,015	$—	$724,738	$115,413	$840,151
Subordinated debt	9,982	—	—	10,173	10,173
Junior subordinated debt	9,279	—	—	8,988	8,988
Derivatives - cash flow hedges	31	—	31	—	31
Accrued interest payable	154	—	154	—	154

		Fair Value Measurements at December 31, 2019 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$45,785	$45,785	$—	$—	$45,785
Securities available for sale	120,983	—	120,983	—	120,983
Securities held to maturity	17,627	—	16,134	1,512	17,646
Restricted securities	1,806	—	1,806	—	1,806
Loans held for sale	167	—	167	—	167
Loans, net	569,412	—	—	572,910	572,910
Bank owned life insurance	17,447	—	17,447	—	17,447
Accrued interest receivable	2,065	—	2,065	—	2,065
Financial Liabilities
Deposits	$706,442	$—	$588,878	$117,071	$705,949
Subordinated debt	4,983	—	—	5,023	5,023
Junior subordinated debt	9,279	—	—	9,724	9,724
Accrued interest payable	184	—	184	—	184

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

Stock Awards

Whenever the Company deems it appropriate to grant a stock award, the recipient receives a specified number of unrestricted shares of employer stock. Stock awards may be made by the Company at its discretion without cash consideration and may be granted as settlement of a performance-based compensation award. The Company did not have compensation expense related to stock awards for the six months ended June 30, 2020 and 2019.

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
	June 30, 2020
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	10,393	$19.26
Granted	14,457	20.94
Vested	(8,992)	19.96
Forfeited	—	—
Unvested, end of period	15,858	$20.40

At June 30, 2020, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $249 thousand. This expense is expected to be recognized through 2024. Compensation expense related to restricted stock unit awards recognized for the six months ended June 30, 2020 and 2019 totaled $168 thousand and $68 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 14. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2019	$(620)	$—	$(620)
Unrealized holding gains (net of tax, $369)	1,389	—	1,389
Change during period	1,389	—	1,389
Balance at June 30, 2019	$769	$—	$769
Balance at March 31, 2020	$2,816	$—	$2,816
Unrealized holding gains (net of tax, $136)	514	—	514
Change in fair value (net of tax, ($6))	—	(25)	(25)
Change during period	514	(25)	489
Balance at June 30, 2020	$3,330	$(25)	$3,305

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(1,808)	$—	$(1,808)
Unrealized holding gains (net of tax, $776)	2,917	—	2,917
Unrealized holding losses transferred from held to maturity to available for sale (net of tax, ($91))	(340)	—	(340)
Change during period	2,577	—	2,577
Balance at June 30, 2019	$769	$—	$769
Balance at December 31, 2019	$724	$—	$724
Unrealized holding gains (net of tax, $692)	2,606	—	2,606
Change in fair value (net of tax, ($6))	—	(25)	(25)
Change during period	2,606	(25)	2,581
Balance at June 30, 2020	$3,330	$(25)	$3,305

The Company did not have any reclassifications from accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019.

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

Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Noninterest Income
Service charges on deposit accounts	$348	$715	$1,029	$1,416
ATM and check card fees	550	573	1,069	1,090
Wealth management fees	512	458	1,037	895
Fees for other customer services	237	153	444	328
Noninterest income (in-scope of Topic 606)	$1,647	$1,899	$3,579	$3,729
Noninterest income (out-of-scope of Topic 606)	126	136	293	291
Total noninterest income	$1,773	$2,035	$3,872	$4,020

Note 16. Derivative Financial Instruments

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges, as discussed in Note 1 to the Consolidated Financial Statements. Changes in fair value of these designated hedging instruments is reported as a component of other comprehensive income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of June 30, 2020, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036.The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

All interest rate swaps were entered into with counterparties that met the Company's credit standards and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in these derivative contracts is not significant.

Unrealized gains or losses recorded in other comprehensive income related to cash flow hedges are reclassified into earnings in the same period(s) during which the hedged interest payments affect earnings. When a designated hedging instrument is terminated and the hedged interest payments remain probable of occurring, any remaining unrecognized gain or loss in other comprehensive income is reclassified into earnings in the period(s) during which the forecasted interest payments affect earnings.  Amounts reclassified into earnings and interest receivable or payable under designated interest rate swaps are reported in interest expense. The Company does not expect any unrealized losses related to cash flow hedges to be reclassified into earnings in the next twelve months.

The following table summarizes key elements of the Company's derivative instruments at  June 30, 2020 (in thousands):

	June 30, 2020
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$—	$31	$—

(1)	Collateral pledged may be comprised of cash or securities.

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

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Company’s customers’ ability to repay loans; and
•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2019 and in this Quarterly Report on Form 10-Q.

Because of these and other uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at June 30, 2020 and statements of income of the Company for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2019. The statements of income for the three and six months ended June 30, 2020 may not be indicative of the results to be achieved for the year.

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

Primary expense categories are salaries and employee benefits, which comprised 56% of noninterest expenses for the six months ended June 30, 2020, followed by occupancy and equipment expense, which comprised 14% of noninterest expenses. Historically, the provision for loan losses has also been a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for loan losses.

COVID-19 Pandemic Update

Operations

During the second quarter, the Bank continued to follow its Pandemic Plan that strives to protect the health of its employees and customers, while continuing to deliver essential banking services. This was accomplished by limiting access to banking offices and delivering a majority of its services through branch drive throughs, ATMs, and mobile and internet banking platforms. On July 1, 2020, the Bank entered phase two of its Pandemic Plan by re-opening branch lobbies with limited hours for in-person transactions without appointments.

Paycheck Protection Program

The Bank participated as a lender in the U.S. Small Business Administration’s (SBA) Paycheck Protection Program (PPP) to support local small businesses and non-profit organizations. During the second quarter of 2020, the Bank originated $76.2 million of PPP loans, received $2.5 million of loan fees, and incurred $520 thousand of loan origination costs. The loan fees are being accreted into earnings evenly over the life of the loans, net of the loan costs, through interest and fees on loans. Approximately 99% of the PPP loan balances mature in 24 months. At June 30, 2020, PPP loan balances totaled $73.3 million and customers had not yet requested debt forgiveness from the SBA on PPP loans.

Loan Payment Deferral Program

In response to the unknown impact of the pandemic on the economy and customers, the Bank created and implemented a loan payment deferral program for individual and business customers in the first quarter of 2020. Customers with favorable payment histories were given the opportunity to defer monthly payments for 90 days. At June 30, 2020, loans participating in the program totaled $182.6 million, or 28% of the Bank’s total loan balances, which included $2.9 million of loans that were provided a second 90 day loan payment deferral period. At July 31, 2020, loans participating in the program decreased to $119.9 million, or 18% of the Bank's total loan balances, which included $17.7 million of loans that were provided a second 90 day deferral period. Interest income continued to accrue to the Bank on the loans in the program during the deferral periods.

Asset Quality Impact

The pandemic is expected to have an unfavorable impact on the financial condition of the Bank’s loan customers, and as a result, the Bank has continued the process of identifying credit risk with the goal of mitigating the risk and minimizing future loan charge-offs. Several sectors of the loan portfolio, including hospitality, retail shopping and health care are expected to experience significant financial pressure. Those sectors comprise approximately 9%, 5% and 4% of the loan portfolio, respectively, excluding PPP loans. The magnitude of the potential decline in the Bank’s loan quality will likely depend on the duration of the pandemic and the extent that the Bank’s customers experience business interruptions from the pandemic. The Bank considered the impact of the pandemic on the loan portfolio while determining an appropriate allowance for loan losses, and as a result, recorded a provision for loan losses of $1.7 million for the six months ended  June 30, 2020, compared to a $200 thousand provision for loan losses for the same period in 2019.

Capital

The stock repurchase plan remained suspended during the second quarter. The Company updated its enterprise risk assessment and capital plans during the quarter, and as a result, the Company issued $5 million of subordinated debt in June 2020. The purpose of the issuance was primarily to further strengthen holding company liquidity and remain a source of strength for the Bank in the event of a severe economic downturn. The Company may also use the proceeds of the issuance for general corporate purposes, including the potential repayment of the Company’s existing subordinated debt, which becomes callable in January 2021. The quarterly cash dividend to common shareholders was not reduced or eliminated during the second quarter as the Company declared and paid an $0.11 per share dividend during the quarter that was unchanged from the dividend paid in the first quarter of 2020.

Quarterly Financial Performance

Net income increased by $157 thousand to $2.2 million, or $0.46 per basic and diluted share, for the three months ended June 30, 2020, compared to $2.1 million, or $0.42 per basic and diluted share, for the same period in 2019. Return on average assets was 1.00% and return on average equity was 11.30% for the second quarter of 2020, compared to 1.08% and 11.76%, respectively, for the same period in 2019.

The $157 thousand increase in net income for the three months ended June 30, 2020 resulted primarily from a $446 thousand, or 6%, increase in net interest income and a $617 thousand, or 10%, decrease in noninterest expenses, compared to the same period of 2019. These favorable variances were partially offset by a $600 thousand increase in provision for loan losses and a $262 thousand, or 13%, decrease in noninterest income.

Net interest income increased from higher average earning asset balances, which were partially offset by a lower net interest margin. Average earning asset balances increased 15%, while the net interest margin decreased 29 basis points to 3.59% for the second quarter of 2020, compared to the same period in 2019. Noninterest income decreased primarily from lower service charges on deposit accounts, which was partially offset by higher amounts of wealth management fees and fees for other customer services. Noninterest expense decreased primarily from lower salaries and employee benefits expense, marketing expense, and other operating expense.

Based on management's analysis and the supporting allowance for loan loss calculation, a provision for loan losses of $800 thousand was recorded during the second quarter of 2020, compared to a provision for loan losses of $200 thousand during the second quarter of 2019. The increase in provision for loan losses was primarily attributable to an increase in the general reserve component of the allowance for loan losses, which resulted from consideration of risks associated with loans participating in the Bank's loan payment deferral program and an increase in substandard loans.

For a more detailed discussion of the Company's quarterly performance, see "Net Interest Income,” “Provision for Loan Losses,” "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Year-to-Date Financial Performance

Net income decreased by $399 thousand to $3.9 million, or $0.81 per basic and diluted share, for the six months ended June 30, 2020, compared to $4.3 million, or $0.88 per basic and diluted share, for the same period in 2019. Return on average assets was 0.93% and return on average equity was 10.01% for the six months ended June 30, 2020, compared to 1.14% and 12.60%, respectively, for the same period in 2019.

The $399 thousand decrease in net income for the six months ended June 30, 2020 resulted primarily from a $1.5 million increase in provision for loan losses and a $148 thousand, or 4%, decrease in noninterest income, compared to the same period of 2019. These unfavorable variances were partially offset by a $573 thousand, or 4%, increase in net interest income and a $571 thousand, or 5%, decrease in noninterest expenses.

Net interest income increased from higher average earning asset balances, which were partially offset by a lower net interest margin. Average earning asset balances increased 11%, while the net interest margin decreased 26 basis points to 3.67% for the six months ended June 30, 2020, compared to the same period in 2019. Noninterest income decreased primarily from lower service charges on deposit accounts, which was partially offset by higher amounts of wealth management fees and fees for other customer services. Noninterest expense decreased primarily from lower salaries and employee benefits expense, marketing expense, and other operating expense.

Based on management's analysis and the supporting allowance for loan loss calculation, a provision for loan losses of $1.7 million was recorded during the six months ended June 30, 2020, compared to a provision for loan losses of $200 thousand during the six months ended June 30, 2019. The increase in provision for loan losses was primarily attributable to an increase in the general reserve component of the allowance for loan losses, which resulted from consideration of recent changes in economic indicators related to the pandemic, risks associated with loans participating in the Bank's loan payment deferral program, and an increase in substandard loans.

For a more detailed discussion of the Company's year-to-date performance, see "Net Interest Income,” “Provision for Loan Losses,” "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding amortization of intangibles and net gains on disposal of premises and equipment, by the sum of net interest income on a tax-equivalent basis and noninterest income. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Noninterest expense	$5,613	$6,230	$11,757	$12,328
Subtract: amortization of intangibles	(42)	(80)	(94)	(170)
Add: gains on disposal of premises and equipment, net	—	—	9	—
	$5,571	$6,150	$11,672	$12,158
Tax-equivalent net interest income	$7,459	$7,017	$14,535	$13,968
Noninterest income	1,773	2,035	3,872	4,020
	$9,232	$9,052	$18,407	$17,988
Efficiency ratio	60.34%	67.94%	63.41%	67.59%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
GAAP measures:
Interest income – loans	$7,416	$7,200	$14,619	$14,196
Interest income – investments and other	829	1,014	1,794	2,041
Interest expense – deposits	(676)	(1,051)	(1,638)	(1,973)
Interest expense – subordinated debt	(91)	(90)	(181)	(179)
Interest expense – junior subordinated debt	(67)	(108)	(157)	(219)
Interest expense – other borrowings	—	—	—	(2)
Total net interest income	$7,411	$6,965	$14,437	$13,864
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$8	$10	$18	$21
Tax benefit realized on non-taxable interest income – municipal securities	40	42	80	83
Total tax benefit realized on non-taxable interest income	$48	$52	$98	$104
Total tax-equivalent net interest income	$7,459	$7,017	$14,535	$13,968

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At June 30, 2020, commitments to extend credit, stand-by letters of credit, and rate lock commitments totaled $110.6 million.

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

Net Interest Income

For the three months ended June 30, 2020, net interest income increased $446 thousand, or 6%, to $7.4 million, compared to $7.0 million for the second quarter of 2019. The increase resulted from higher average earning asset balances, which was partially offset by a lower net interest margin. Average earning asset balances increased 15%, while the net interest margin decreased 29 basis points to 3.59%. Growth in average earning assets was led by a $69.6 million increase in average loans, followed by a $38.9 million increase in average interest-bearing deposits in banks. The decrease in the net interest margin resulted from a 58 basis point decrease in the yield on total earning assets, which was partially offset by a 29 basis point decrease in interest expense as a percent of average earning assets.

The lower yield on earning assets was attributable to a 41 basis point decrease in the yield on loans, a 24 basis point decrease in yield on securities, and a 218 basis point decrease in the yield on interest-bearing deposits in banks, which were all impacted by decreases in market rates. The total loan yield was also impacted by the origination of $76.2 million of PPP loans at a 1.00% interest rate during the second quarter of 2020. The mix of earning assets also had an unfavorable impact on the yield on average earning assets as lower yielding interest-bearing deposits in banks increased from 3% to 7% of average earning assets.

The decrease in interest expense as a percent of average earning assets was attributable to lower interest rates paid on deposits, which were also impacted by lower market rates. Deposit categories that contributed the most to the decrease in interest expense were interest-bearing checking accounts and money market accounts, which decreased 57 basis points and 77 basis points, respectively.

For the six months ended June 30, 2020, net interest income increased $573 thousand, or 4%, to $14.4 million, compared to $13.9 million for the same period in 2019. The increase resulted from higher average earning asset balances, which was partially offset by a lower net interest margin. Average earning asset balances increased 11%, while the net interest margin decreased 26 basis points to 3.67%. Growth in average earning assets was led by a $49.8 million increase in average loans, followed by a $27.5 million increase in average interest-bearing deposits in banks. The decrease in the net interest margin resulted from a 42 basis point decrease in the yield on total earning assets, which was partially offset by a 17 basis point decrease in interest expense as a percent of average earning assets.

The lower yield on earning assets was attributable to a 30 basis point decrease in the yield on loans, a 23 basis point decrease in yield on securities, and a 169 basis point decrease in the yield on interest-bearing deposits in banks, which were all impacted by decreases in market rates. The total loan yield was also impacted by the origination of $76.2 million of PPP loans at a 1.00% interest rate during the second quarter of 2020. The mix of earning assets also had an unfavorable impact on the yield on average earning assets as lower yielding interest-bearing deposits in banks increased from 3% to 6% of average earning assets.

The decrease in interest expense as a percent of average earning assets was attributable to lower interest rates paid on deposits, which were also impacted by lower market rates. Deposit categories that contributed the most to the decrease in interest expense were interest-bearing checking accounts and money market accounts, which decreased 43 basis points and 45 basis points, respectively.

COVID-19 Pandemic Impact on Net Interest Income

Net interest income may be negatively impacted in future periods by higher levels of nonaccrual loans or non-performing assets. Net interest income may also be negatively impacted by unfavorable changes in the earning asset composition and the impact of recent decreases in market rates on earning asset yields in future periods. If loan customers are not able to make their loan payments to the Bank, their loans may be placed on nonaccrual status, which would cause a reversal of accrued interest receivable and interest income on the loans, and recognition of interest income on the loans would not resume until the borrowers could once again demonstrate their ability to repay. An unfavorable change in the Company’s earning asset mix could also occur if a decrease in loan demand causes a reduction in loan balances, the Bank’s highest yielding asset category, while balances of securities and interest-bearing deposits in banks, the Bank’s lower yielding asset categories, increase.

The ability of loan customers to make loan payments and the potential of decreasing loan demand may depend on the length of time and extent the Bank’s loan customers experience business interruptions from the pandemic. The Bank implemented a loan payment deferral program to provide customers with temporary payment relief. The loan deferral program could delay or make it difficult to identify the extent that asset quality may worsen during the third and fourth quarters of 2020 until the program ends and loan customers demonstrate their ability or inability to resume loan payments.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$115,450	$636	2.21%	$111,582	$696	2.50%
Tax-exempt (1)	26,428	191	2.91%	27,208	201	2.96%
Restricted	1,848	26	5.54%	1,701	26	6.00%
Total securities	$143,726	$853	2.39%	$140,491	$923	2.63%
Loans: (2)
Taxable	$626,972	$7,383	4.74%	$556,699	$7,162	5.16%
Tax-exempt (1)	3,673	41	4.50%	4,302	48	4.48%
Total loans	$630,645	$7,424	4.74%	$561,001	$7,210	5.15%
Federal funds sold	14	—	0.09%	1	—	2.26%
Interest-bearing deposits with other institutions	62,356	16	0.10%	23,416	133	2.28%
Total earning assets	$836,741	$8,293	3.99%	$724,909	$8,266	4.57%
Less: allowance for loan losses	(5,567)			(4,894)
Total non-earning assets	68,127			53,559
Total assets	$899,301			$773,574
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$192,978	$169	0.35%	$165,704	$378	0.92%
Regular savings	111,163	17	0.06%	107,603	17	0.06%
Money market accounts	144,957	182	0.51%	109,739	350	1.28%
Time deposits:
$100,000 and over	53,440	187	1.40%	49,853	183	1.47%
Under $100,000	60,850	120	0.80%	66,778	122	0.73%
Brokered	573	1	0.28%	609	1	0.49%
Total interest-bearing deposits	$563,961	$676	0.48%	$500,286	$1,051	0.84%
Federal funds purchased	—	—	—%	2	—	2.88%
Subordinated debt	5,098	91	7.19%	4,972	90	7.23%
Junior subordinated debt	9,279	67	2.91%	9,279	108	4.66%
Total interest-bearing liabilities	$578,338	$834	0.58%	$514,539	$1,249	0.97%
Non-interest bearing liabilities
Demand deposits	238,615			186,336
Other liabilities	2,503			1,575
Total liabilities	$819,456			$702,450
Shareholders’ equity	79,845			71,124
Total liabilities and Shareholders’ equity	$899,301			$773,574
Net interest income		$7,459			$7,017
Interest rate spread			3.41%			3.60%
Cost of funds			0.41%			0.71%
Interest expense as a percent of average earning assets			0.40%			0.69%
Net interest margin			3.59%			3.88%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $48 and $52 thousand for the three months ended June 30, 2020 and 2019, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$114,846	$1,306	2.29%	$113,331	$1,433	2.55%
Tax-exempt (1)	26,483	382	2.90%	26,889	398	2.99%
Restricted	1,829	52	5.69%	1,695	50	5.92%
Total securities	$143,158	$1,740	2.44%	$141,915	$1,881	2.67%
Loans: (2)
Taxable	$599,365	$14,551	4.88%	$548,941	$14,117	5.19%
Tax-exempt (1)	3,870	86	4.48%	4,479	100	4.50%
Total loans	$603,235	$14,637	4.88%	$553,420	$14,217	5.18%
Federal funds sold	10	—	0.10%	1	—	2.26%
Interest-bearing deposits with other institutions	49,554	134	0.54%	22,005	243	2.23%
Total earning assets	$795,957	$16,511	4.17%	$717,341	$16,341	4.59%
Less: allowance for loan losses	(5,221)			(4,944)
Total non-earning assets	62,130			53,657
Total assets	$852,866			$766,054
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$179,649	$430	0.48%	$162,648	$730	0.91%
Regular savings	107,274	33	0.06%	110,086	36	0.07%
Money market accounts	139,344	539	0.78%	105,691	643	1.23%
Time deposits:
$100,000 and over	53,377	389	1.46%	49,860	346	1.40%
Under $100,000	61,592	246	0.80%	67,772	216	0.64%
Brokered	566	1	0.25%	450	2	0.83%
Total interest-bearing deposits	$541,802	$1,638	0.61%	$496,507	$1,973	0.80%
Federal funds purchased	1	—	1.69%	1	—	2.88%
Subordinated debt	5,041	181	7.21%	4,969	179	7.24%
Junior subordinated debt	9,279	157	3.41%	9,279	219	4.76%
Other borrowings	—	—	—%	83	2	6.21%
Total interest-bearing liabilities	$556,123	$1,976	0.71%	$510,839	$2,373	0.94%
Non-interest bearing liabilities
Demand deposits	214,949			183,900
Other liabilities	2,438			1,726
Total liabilities	$773,510			$696,465
Shareholders’ equity	79,356			69,589
Total liabilities and Shareholders’ equity	$852,866			$766,054
Net interest income		$14,535			$13,968
Interest rate spread			3.46%			3.65%
Cost of funds			0.52%			0.69%
Interest expense as a percent of average earning assets			0.50%			0.67%
Net interest margin			3.67%			3.93%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $98 and $104 thousand for the six months ended June 30, 2020 and 2019, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

Provision for Loan Losses

The Bank recorded a provision for loan losses of $800 thousand for the second quarter of 2020, which resulted in a total allowance for loan losses of $6.3 million, or 0.97% of total loans, at June 30, 2020. Excluding PPP loans, the allowance for loan losses totaled 1.08% of total loans at June 30, 2020. This compared to a provision for loan losses of $200 thousand for the second quarter of 2019 and an allowance for loan losses of $5.0 million, or 0.87% of total loans, at June 30, 2019. The allowance for loan losses totaled $4.9 million, or 0.86% of total loans, at December 31, 2019.

The provision for loan losses for the second quarter of 2020 was primarily attributable to an increase in the general reserve component of the allowance for loan losses. The general reserve component of the allowance for loan losses was increased primarily from an adjustment to qualitative factors, which resulted from consideration of risks associated with loans participating in the Bank's loan payment deferral program and an increase in substandard loan amounts. Net charge offs on loans also contributed to the provision for loan losses, which totaled $88 thousand for the second quarter of 2020, compared to $151 thousand for the same period one year ago. The specific reserve increased by $17 thousand primarily from the addition of a newly identified impaired loan for which a specific reserve was calculated.

For the second quarter of 2019, the provision for loan losses resulted from net charge-offs on loans and an increase in the general reserve component of the allowance for loan losses that were partially offset by a decrease in the specific reserve component. The increase in the general reserve resulted primarily from the impact of loan growth and increases in the historical loss rate of the portfolio. There were no changes to qualitative adjustment factors during the quarter. The decrease in the specific reserve was attributable to improvements in collateral positions on impaired loans and principal payments received.

For the six months ended June 30, 2020, the Bank recorded a provision for loan losses of $1.7 million, which was primarily attributable to an increase in the general reserve component of the allowance for loan losses. The general reserve component of the allowance for loan losses was increased primarily from an adjustment to qualitative factors, which resulted from the Bank’s observation of recent unfavorable changes in economic indicators impacted by the pandemic, consideration of risks associated with loans participating in the Bank's loan payment deferral program, and an increase in substandard loan amounts. Net charge offs on loans also contributed to the provision for loan losses, which totaled $338 thousand for the first six months of 2020, compared to $214 thousand for the same period one year ago. The specific reserve decreased by $5 thousand primarily from improvements in collateral positions on impaired loans, principal payments received, and the resolution of certain impaired loans. These improvements in the specific reserve were partially offset by the addition of a newly identified impaired loan for which a specific reserve was calculated.

The Bank recorded a provision for loan losses of $200 thousand for the six months ended June 30, 2019 as net charge-offs on loans and an increase in the general component of the allowance for loan losses were partially offset by a decrease in the specific reserve component. The increase in the general reserve component resulted primarily from the impact of loan growth during the first six months of 2019. The impact of loan growth on the general reserve was partially offset by improvements in the historical loss rate of the loan portfolio. There were no changes to qualitative adjustment factors during the first six months of 2019. The specific reserve decreased primarily from improvements in collateral positions on impaired loans, principal payments received, and the resolution of certain impaired loans.

COVID-19 Pandemic Impact on Provision for Loan Losses

As explained above, the Bank increased the general reserve component of the allowance for loan losses during the first six months of 2020, primarily from an adjustment to qualitative factors. The Bank may continue to experience a higher provision for loan losses in future periods from factors including higher specific reserves on newly identified impaired loans, higher levels of net charge-offs, and additional adjustments to qualitative factors in the general reserve component of the allowance for loan losses. The Bank believes the length of time and extent that the Bank’s customers experience business interruptions from the pandemic will impact the amount of provision for loan losses in future periods.

Noninterest Income

Noninterest income decreased $262 thousand, or 13%, to $1.8 million for the three months ended June 30, 2020, compared to the same period of 2019. The decrease was primarily attributable to a $367 thousand, or 51%, decrease in service charges on deposit accounts from lower deposit overdraft fees. This decrease was partially offset by a $54 thousand, or 12%, increase in wealth management fees and an $84 thousand, or 55%, increase in fees for other customer services. The increase in wealth management fees resulted primarily from higher balances of assets under management during the second quarter of 2020 compared to the same period one year ago. Assets under management increased as a result of new business relationships and from growth in the market values of existing accounts. The increase in fees for other customer services was a result of fee income from brokered mortgage loans to the secondary market.

For the six months ended June 30, 2020, noninterest income decreased $148 thousand, or 4%, to $3.9 million, compared to the same period of 2019. The decrease was primarily attributable to a $387 thousand, or 27%, decrease in service charges on deposit accounts from lower deposit overdraft fees. This decrease was partially offset by a $142 thousand, or 16%, increase in wealth management fees and a $116 thousand, or 35%, increase in fees for other customer services. The increase in wealth management fees resulted primarily from higher balances of assets under management during the six months ended June 30, 2020 compared to the same period one year ago. Assets under management increased as a result of new business relationships and from growth in the market values of existing accounts. The increase in fees for other customer services was primarily a result of fee income from brokered mortgage loans to the secondary market.

COVID-19 Pandemic Impact on Noninterest Income

The number of customer overdrafts and resulting income from service charges on deposits decreased significantly during the second quarter of 2020.  The Bank believes this may have resulted from a reduction in consumer spending due to government stay at home orders, social distancing, and an increase in unemployment. The lower amount of overdrafts may have also been impacted by receipt of government stimulus checks and an increase in the average balances of customer deposit accounts.  In addition, the Bank suspended certain overdraft fees at the beginning of the second quarter in an effort to provide relief to its customers who may experience financial difficulties related to the pandemic. Service charges on deposits may continue to remain at recent levels, depending on customer spending behaviors and the balance of  deposit accounts.

ATM and check card fee revenue may also be lower in future periods as customers may spend and visit ATM machines less during periods of uncertainty. Wealth management revenue may decrease in future periods if the market values of investments decline and mortgage fee income may decrease if the number of home purchases and refinancing activity slows in the Bank's market area.

Noninterest Expense

Noninterest expense decreased $617 thousand, or 10%, to $5.6 million for the three months ended June 30, 2020, compared to the same period of 2019. The decrease was primarily attributable to a $353 thousand, or 10%, decrease in salaries and employee benefits, a $165 thousand, or 69%, decrease in marketing expense, and a $145 thousand, or 19%, decrease in other operating expense. The decrease in salaries and employee benefits resulted from the $520 thousand deferral of salary costs to originate PPP loans during the quarter. Marketing expense decreased from a combination of reduced spending on public relations events in the second quarter of 2020 and elevated expenses in the second quarter of 2019 from the timing of marketing initiatives in the prior year. Other operating expense decreased from lower education and training costs, registration and licensing fees, and travel costs.

For the six months ended June 30, 2020, noninterest expense decreased $571 thousand, or 5%, to $11.8 million, compared to the same period of 2019. The decrease was primarily attributable to a $207 thousand, or 3%, decrease in salaries and employee benefits, a $200 thousand, or 53%, decrease in marketing expense, and a $195 thousand, or 14%, decrease in other operating expense. The decrease in salaries and employee benefits resulted from the $520 thousand deferral of salary costs to originate PPP loans during the second quarter of 2020. Marketing expense decreased from a combination of reduced spending on public relations events during the six months ended June 30, 2020 and elevated expenses during the same period of 2019 from the timing of marketing initiatives in the prior year. Other operating expense decreased from lower education and training costs, registration and licensing fees, and travel costs.

The $520 thousand of deferred salary costs described above were netted against $2.5 million of loan fee income, and are being accreted into earnings evenly over the life of the loans through interest and fees on loans. Approximately 99% of the PPP loan balances mature in 24 months.  If loans are paid off prior to their maturity dates, the remaining balance of net deferred loan fees would be recognized during that same period.

COVID-19 Pandemic Impact on Noninterest Expense

If asset quality deteriorates as a result of the pandemic, the Bank may incur an increase in expenses related to the resolution of problem loans including appraisal costs, legal and professional fees, OREO expenses and losses on the sale of OREO. The Bank believes the length of time and extent that the Bank’s customers experience business interruptions from the pandemic will impact the amount of noninterest expense in future periods.

Income Taxes

Income tax expense increased by $44 thousand for the second quarter of 2020 and decreased by $105 thousand for the six months ended June 30, 2020, compared to the same periods one year ago. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and six months ended June 30, 2020 and 2019. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Financial Condition

General

Total assets increased $142.0 million to $942.1 million at June 30, 2020, compared to $800.0 million at December 31, 2019. The increase was primarily attributable to a $75.8 million increase in net loans and a $54.5 million increase in interest-bearing deposits in banks. The increase in net loans included $73.3 million of PPP loans at June 30, 2020.

At June 30, 2020, total liabilities increased $138.5 million to $861.3 million compared to $722.8 million at December 31, 2019. The increase was primarily attributable to a $132.6 million increase in total deposits. Proceeds from PPP loan originations and the receipt of government stimulus checks by customers during the second quarter contributed to the increase in deposits. Noninterest-bearing demand deposits and savings and interest-bearing demand deposits increased $64.4 million and $71.5 million, respectively, while time deposits decreased $3.3 million. Subordinated debt also increased during the first six months of 2020 as the Company issued a 5.50% fixed-to-floating rate $5.0 million subordinated note to an institutional investor.

Total shareholders’ equity increased $3.6 million to $80.8 million at June 30, 2020, compared to $77.2 million at December 31, 2019. The increase was primarily attributable to a $2.9 million increase in retained earnings and a $2.6 million increase in accumulated other comprehensive income. These increases were partially offset by a $1.9 million decrease in common stock and surplus, which resulted primarily from stock repurchases in the first quarter of 2020 under the Company’s stock repurchase plan. Tangible common equity totaled $80.7 million at the end of the second quarter, an increase of 5% compared to $77.0 at December 31, 2019. The Company's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans, net of the allowance for loan losses, increased $75.8 million to $645.2 million at June 30, 2020, compared to $569.4 million at December 31, 2019. Commercial and industrial loans increased by $74.6 million during the first six months of 2020, followed by commercial real estate loans and residential real estate loans that increased by $11.9 million and $4.8 million, respectively. These increases were partially offset by construction loans and consumer loans that decreased by $11.2 million and $2.9 million, respectively. The increase in commercial and industrial loans includes $73.3 million of PPP loans at June 30, 2020.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $1 thousand at June 30, 2020, compared to $97 thousand at December 31, 2019. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential, and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $5.8 million and $1.5 million at June 30, 2020 and December 31, 2019, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status, and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $4.5 million and $360 thousand in loans classified as TDRs as of June 30, 2020 and December 31, 2019, respectively.

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank did not have any assets classified as OREO at June 30, 2020 or December 31, 2019.

Non-performing assets totaled $1.5 million at June 30, 2020 and December 31, 2019, representing approximately 0.16% and 0.18% of total assets, respectively. Non-performing assets consisted only of non-accrual loans at June 30, 2020 and December 31, 2019.

At June 30, 2020, 39% of non-performing assets were commercial real estate loans, 34% were residential real estate loans, and 27% were construction and land development loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $8.6 million and $3.4 million at June 30, 2020 and December 31, 2019, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing totaled $1 thousand at June 30, 2020, which was comprised of one purchased consumer loan. Consumer loans purchased at origination are charged-off when they are greater than 120 days past due. Loans that were greater than 90 days past due and still accruing totaled $97 thousand at December 31, 2019.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $6.3 million at June 30, 2020 and $4.9 million at December 31, 2019, representing 0.97% and 0.86% of total loans, respectively. For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.

A recovery of loan losses of $68 thousand was recorded in the construction and land development loan class during the six months ended June 30, 2020. The recovery of loan losses in this loan class resulted from a decrease in both the general and specific reserves. The decrease in the general reserve for the construction and land development loan class resulted primarily from the impact of a decrease in loans while the decrease in the specific reserve resulted from improvements in collateral positions on impaired loans and principal payments received. This recovery was offset by provision for loan losses totaling $1.8 million in the 1-4 family residential, other real estate, commercial and industrial, and consumer and other loan classes. For more detailed information regarding the provision for loan losses, see Note 4 to the Consolidated Financial Statements.

Impaired loans totaled $5.8 million and $1.5 million at June 30, 2020 and December 31, 2019, respectively. The related allowance for loan losses provided for these loans totaled $28 thousand and $33 thousand at June 30, 2020 and December 31, 2019, respectively. The average recorded investment in impaired loans during the six months ended June 30, 2020 and the year ended December 31, 2019 was $1.5 million and $1.9 million, respectively. Included in the impaired loans total are loans classified as TDRs totaling $4.5 million and $360 thousand at June 30, 2020 and December 31, 2019, respectively. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of June 30, 2020, $4.3 million of these TDRs were performing under the restructured terms and were not considered non-performing assets.

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

	June 30, 2020
	Loan Balance	Percent of Total Loans
Industry
Hospitality	$49,235	7.56%
Retail / shopping	27,017	4.15%
Health care	22,658	3.48%
Total	$98,910	15.19%

The magnitude of the potential decline in the Bank’s loan quality will likely depend on the length of time and extent that the Bank’s customers experience business interruptions from the pandemic. In addition, the Bank’s loan deferral program, involving $182.6 million, or 28%, of the Bank's total loan balances at June 30, 2020, which included $2.9 million of loans that were provided a second 90 day loan payment deferral period, could delay or make it difficult to identify the extent of asset quality deterioration during the third and fourth quarters of 2020 until the payment deferral periods have ended and scheduled loan payments become due. At July 31, 2020, loans participating in the program decreased to $119.9 million, or 18% of the Bank's total loan balances, which included $17.7 million of loans that were provided a second 90 day loan payment deferral period. Interest income continued to accrue to the Bank on the loans in the program during the deferral periods.

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

Securities at June 30, 2020 totaled $141.3 million, an increase of $836 thousand, or 1%, from $140.4 million at December 31, 2019. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of June 30, 2020, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $4.2 million and $1.3 million at June 30, 2020 and December 31, 2019, respectively. Gross unrealized losses in the available for sale portfolio totaled $2 thousand and $339 thousand at June 30, 2020 and December 31, 2019, respectively. Gross unrealized gains in the held to maturity portfolio totaled $526 thousand and $99 thousand at June 30, 2020 and December 31, 2019, respectively. There were no gross unrealized losses in the held to maturity portfolio at June 30, 2020. Gross unrealized losses in the held to maturity portfolio totaled $80 thousand at December 31, 2019. Investments in an unrealized loss position were considered temporarily impaired at June 30, 2020 and December 31, 2019. The change in the unrealized gains and losses of investment securities from December 31, 2019 to June 30, 2020 was related to changes in market interest rates and was not related to credit concerns of the issuers.

Deposits

At June 30, 2020, deposits totaled $839.0 million, an increase of $132.6 million, from $706.4 million at December 31, 2019. There was a change in the deposit mix when comparing the periods. At June 30, 2020, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 30%, 56%, and 14% of total deposits, respectively, compared to 27%, 56%, and 17% at December 31, 2019.

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

At June 30, 2020, cash, interest-bearing and noninterest-bearing deposits with banks, securities, and loans maturing within one year totaled $164.4 million. At June 30, 2020, 8% or $53.9 million of the loan portfolio matured within one year. Non-deposit sources of available funds totaled $239.4 million at June 30, 2020, which included $148.8 million of secured funds available from Federal Home Loan Bank of Atlanta (FHLB), $29.6 million of secured funds available through the Federal Reserve Discount Window, and $61.0 million of unsecured federal funds lines of credit with other correspondent banks.

COVID-19 Pandemic Impact on Liquidity

Although the Bank’s liquidity has not been negatively impacted by the pandemic during the second quarter of 2020, it could be reduced in future periods.  Factors that could reduce the Bank’s liquidity include a reduction in cash inflows from loan customers if they would experience financial difficulties and are not able to make contractual payments. Other factors that could reduce liquidity include decreasing customer deposit balances, increasing customer draws on their lines of credit with the Bank, and a reduction in the available lines of credit from correspondent banks. The Bank actively manages and monitors liquidity risk in order to maintain sufficient liquidity to meet the demand from its customers.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements of 2.5% of risk-weighted assets. This results in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of June 30, 2020 and December 31, 2019, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at June 30, 2020:

First Bank
Total capital to risk-weighted assets	15.20%
Tier 1 capital to risk-weighted assets	14.11%
Common equity Tier 1 capital to risk-weighted assets	14.11%
Tier 1 capital to average assets	9.08%
Capital conservation buffer ratio(1)	7.20%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of June 30, 2020 and December 31, 2019.

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

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio greater than 9%, have less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The CARES Act temporarily lowered the tier 1 leverage ratio requirement to 8% until December 31, 2020. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the "well-capitalized" ratio requirements under the prompt corrective action regulations and will not be required to report or calculate risk-based capital. Although, the Company did not opt into the CBLR framework at June 30, 2020, it may opt into the CBLR framework in a future quarterly period.

During the fourth quarter of 2019, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company may repurchase up to $5.0 million of the Company’s outstanding common stock. The stock repurchase plan was authorized to run through December 31, 2020, unless the entire amount authorized to be repurchased has been acquired before that date. During the first six months of 2020, the Company repurchased and retired 129,035 shares at an average price paid per share of $16.05, for a total of $2.1 million. The Company did not repurchase any shares of its common stock during 2019.

COVID-19 Pandemic Impact on Capital Resources

The Company will continue to update its enterprise risk assessment and capital plan as the operating environment develops. During the second quarter of 2020, the Company’s stock repurchase plan remained suspended due to the economic uncertainty caused by the pandemic.  As a result of the updated capital plan, the Company issued $5.0 million of subordinated debt in June 2020, primarily to further strengthen holding company liquidity and remain a source of strength for the Bank during a severe economic downturn. The Company may also use the proceeds of the issuance for general corporate purposes, including the potential repayment of the Company’s existing subordinated debt, which becomes callable in January 2021. The updated capital plan also required consideration of whether to continue the Company’s cash dividend payments to common shareholders.  The Company declared and paid an $0.11 per share dividend during the second quarter, which was unchanged from the dividend paid in the first quarter of 2020.

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

Commitments to extend credit, which amounted to $95.6 million at June 30, 2020, and $92.5 million at December 31, 2019, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At June 30, 2020 and December 31, 2019, the Bank had $10.4 million and $11.0 million in outstanding standby letters of credit, respectively.

At June 30, 2020, the Bank had $4.6 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest for periods that end between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At June 30, 2020, the cash flow hedges had a fair value of $31 thousand, which is recorded in other liabilities. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 16 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

The Company had no purchases of its common stock during the three months ended June 30, 2020 pursuant to the stock repurchase plan.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

4.1	Form of 5.50% Fixed to Floating Rate Subordinated Note due 2030 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed July 6, 2020).

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from First National Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	August 10, 2020
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	August 10, 2020
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer