Form 10-Q
period 2020-09-30
FIRST NATIONAL CORP /VA/
filed 2020-11-09
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 9, 2020, 4,858,217 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	September 30,	December 31,
	2020	2019*
Assets
Cash and due from banks	$13,349	$9,675
Interest-bearing deposits in banks	108,857	36,110
Securities available for sale, at fair value	117,132	120,983
Securities held to maturity, at amortized cost (fair value, 2020, $15,638; 2019, $17,646)	15,101	17,627
Restricted securities, at cost	1,848	1,806
Loans held for sale	—	167
Loans, net of allowance for loan losses, 2020, $7,777; 2019, $4,934	640,591	569,412
Premises and equipment, net	19,548	19,747
Accrued interest receivable	3,156	2,065
Bank owned life insurance	17,792	17,447
Core deposit intangibles, net	43	170
Other assets	5,316	4,839
Total assets	$942,733	$800,048

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$256,733	$189,623
Savings and interest-bearing demand deposits	480,017	399,255
Time deposits	101,645	117,564
Total deposits	$838,395	$706,442
Subordinated debt	9,987	4,983
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	2,816	2,125
Total liabilities	$860,477	$722,829

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2020, 4,858,217 shares; 2019, 4,969,716 shares	6,073	6,212
Surplus	6,081	7,700
Retained earnings	66,670	62,583
Accumulated other comprehensive income, net	3,432	724
Total shareholders’ equity	$82,256	$77,219
Total liabilities and shareholders’ equity	$942,733	$800,048

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Interest and Dividend Income
Interest and fees on loans	$7,568	$7,429	$22,187	$21,625
Interest on deposits in banks	25	97	159	340
Interest and dividends on securities:
Taxable interest	575	645	1,881	2,078
Tax-exempt interest	152	157	454	472
Dividends	23	26	75	76
Total interest and dividend income	$8,343	$8,354	$24,756	$24,591
Interest Expense
Interest on deposits	$541	$1,089	$2,179	$3,062
Interest on federal funds purchased	—	1	—	1
Interest on subordinated debt	160	90	341	269
Interest on junior subordinated debt	68	103	225	322
Interest on other borrowings	—	—	—	2
Total interest expense	$769	$1,283	$2,745	$3,656
Net interest income	$7,574	$7,071	$22,011	$20,935
Provision for loan losses	1,500	—	3,200	200
Net interest income after provision for loan losses	$6,074	$7,071	$18,811	$20,735
Noninterest Income
Service charges on deposit accounts	$446	$757	$1,475	$2,173
ATM and check card fees	669	586	1,738	1,676
Wealth management fees	573	477	1,610	1,372
Fees for other customer services	323	177	767	505
Income from bank owned life insurance	131	131	345	333
Net gains on securities available for sale	38	—	38	—
Net gains on sale of loans	3	34	60	81
Other operating income	18	29	40	71
Total noninterest income	$2,201	$2,191	$6,073	$6,211
Noninterest Expense
Salaries and employee benefits	$3,498	$3,556	$10,109	$10,374
Occupancy	433	398	1,244	1,237
Equipment	439	410	1,267	1,239
Marketing	63	143	243	523
Supplies	112	86	304	250
Legal and professional fees	262	231	842	775
ATM and check card expense	259	225	727	666
FDIC assessment	52	(6)	142	98
Bank franchise tax	162	136	476	402
Data processing expense	191	174	563	526
Amortization expense	33	71	127	241
Net gains on disposal of premises and equipment	—	—	(9)	—
Other operating expense	631	762	1,857	2,183
Total noninterest expense	$6,135	$6,186	$17,892	$18,514

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Income before income taxes	$2,140	$3,076	$6,992	$8,432
Income tax expense	386	583	1,290	1,592
Net income	$1,754	$2,493	$5,702	$6,840
Earnings per common share
Basic	$0.36	$0.50	$1.17	$1.38
Diluted	$0.36	$0.50	$1.17	$1.38

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net income	$1,754	$2,493	$5,702	$6,840
Other comprehensive income, net of tax,
Unrealized holding gains on available for sale securities, net of tax $8 and $99 for the three months and $700 and $875 for the nine months ended September 30, 2020 and 2019, respectively	26	375	2,632	3,292
Unrealized holding losses on securities transferred from held to maturity to available for sale, net of tax $0 and $0 for the three months and $0 and ($91) for the nine months ended September 30, 2020 and 2019, respectively	—	—	—	(340)
Reclassification adjustment for gains included in net income, net of tax ($8) and $0 for the three months and ($8) and $0 for the nine months ended September 30, 2020 and 2019, respectively	(30)	—	(30)	—
Change in fair value of cash flow hedges, net of tax $34 and $0 for the three months and $28 and $0 for the nine months ended September 30, 2020 and 2019, respectively	131	—	106	—
Total other comprehensive income	127	375	2,708	2,952
Total comprehensive income	$1,881	$2,868	$8,410	$9,792

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$5,702	$6,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	992	1,003
Amortization of core deposit intangibles	127	241
Amortization of debt issuance costs	14	13
Origination of loans held for sale	(3,183)	(7,497)
Proceeds from sale of loans held for sale	3,410	6,899
Net gains on sales of loans held for sale	(60)	(81)
Provision for loan losses	3,200	200
Net gains on securities available for sale	(38)	—
Increase in cash value of bank owned life insurance	(345)	(333)
Accretion of discounts and amortization of premiums on securities, net	497	447
Accretion of premium on time deposits	(20)	(46)
Stock-based compensation	254	159
Excess tax benefits on stock-based compensation	(2)	(2)
Gains on disposal of premises and equipment	(9)	—
Deferred income tax benefit	(1,030)	(97)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(1,091)	60
Decrease (increase) in other assets	688	(1,122)
(Decrease) increase in accrued expenses and other liabilities	(28)	210
Net cash provided by operating activities	$9,078	$6,894
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$24,787	$14,431
Proceeds from maturities, calls, and principal payments of securities held to maturity	2,444	1,669
Purchases of securities available for sale	(18,019)	(2,336)
Net purchase of restricted securities	(42)	(118)
Purchase of premises and equipment	(793)	(883)
Proceeds from sale of premises and equipment	9	—
Purchase of bank owned life insurance	—	(3,000)
Net increase in loans	(74,379)	(28,694)
Net cash used in investing activities	$(65,993)	$(18,931)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$147,872	$14,497
Net (decrease) increase in time deposits	(15,899)	604
Proceeds from subordinated debt, net of issuance costs	4,990	—
Cash dividends paid on common stock, net of reinvestment	(1,509)	(1,257)
Repurchase of common stock, stock incentive plan	(47)	(20)
Repurchase of common stock, employee stock ownership plan	—	(32)
Repurchase of common stock, stock repurchase plan	(2,071)	—
Net cash provided by financing activities	$133,336	$13,792
Increase in cash and cash equivalents	$76,421	$1,755
Cash and Cash Equivalents
Beginning	$45,785	$28,618
Ending	$122,206	$30,373
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,739	$3,658
Income taxes	$2,451	$1,576
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gains on securities available for sale	$3,294	$4,167
Unrealized losses on securities transferred from held to maturity to available for sale	$—	$(431)
Fair value of securities transferred from held to maturity to available for sale	$—	$23,036
Change in fair value of cash flow hedges	$134	$—
Issuance of common stock, dividend reinvestment plan	$106	$83

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, June 30, 2019	$6,206	$7,566	$58,268	$769	$72,809
Net income	—	—	2,493	—	2,493
Other comprehensive income	—	—	—	375	375
Cash dividends on common stock ($0.09 per share)	—	—	(447)	—	(447)
Stock-based compensation	—	91	—	—	91
Issuance of 1,498 shares common stock, dividend reinvestment plan	1	26	—	—	27
Issuance of 3,500 shares common stock, stock incentive plan	5	(5)	—	—	—
Repurchase of 1,545 shares common stock, employee stock ownership plan	(2)	(30)	—	—	(32)
Balance, September 30, 2019	$6,210	$7,648	$60,314	$1,144	$75,316

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, June 30, 2020	$6,065	$5,967	$65,451	$3,305	$80,788
Net income	—	—	1,754	—	1,754
Other comprehensive income	—	—	—	127	127
Cash dividends on common stock ($0.11 per share)	—	—	(535)	—	(535)
Stock-based compensation	—	86	—	—	86
Issuance of 2,530 shares common stock, dividend reinvestment plan	3	33	—	—	36
Issuance of 3,500 shares common stock, stock incentive plan	5	(5)	—	—	—
Balance, September 30, 2020	$6,073	$6,081	$66,670	$3,432	$82,256

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	$6,197	$7,471	$54,814	$(1,808)	$66,674
Net income	—	—	6,840	—	6,840
Other comprehensive income	—	—	—	2,952	2,952
Cash dividends on common stock ($0.27 per share)	—	—	(1,340)	—	(1,340)
Stock-based compensation	—	159	—	—	159
Issuance of 4,232 shares common stock, dividend reinvestment plan	5	78	—	—	83
Issuance of 8,902 shares common stock, stock incentive plan	12	(12)	—	—	—
Repurchase of 1,006 shares common stock, stock incentive plan	(2)	(18)	—	—	(20)
Repurchase of 1,545 shares common stock, employee stock ownership plan	(2)	(30)	—	—	(32)
Balance, September 30, 2019	$6,210	$7,648	$60,314	$1,144	$75,316

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2019	$6,212	$7,700	$62,583	$724	$77,219
Net income	—	—	5,702	—	5,702
Other comprehensive income	—	—	—	2,708	2,708
Cash dividends on common stock ($0.33 per share)	—	—	(1,615)	—	(1,615)
Stock-based compensation	—	254	—	—	254
Issuance of 7,267 shares common stock, dividend reinvestment plan	9	97	—	—	106
Issuance of 12,492 shares common stock, stock incentive plan	16	(16)	—	—	—
Repurchase of 2,223 shares common stock, stock incentive plan	(3)	(44)	—	—	(47)
Repurchase of 129,035 shares common stock, stock repurchase plan	(161)	(1,910)	—	—	(2,071)
Balance, September 30, 2020	$6,073	$6,081	$66,670	$3,432	$82,256

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2020 and December 31, 2019, the statements of income and comprehensive income for the three and nine months ended September 30, 2020 and 2019, the cash flows for the nine months ended September 30, 2020 and 2019, and the changes in shareholders’ equity for the three and nine months ended September 30, 2020 and 2019. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law in March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts may have a material impact on the Company’s operations.

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

Results of Operations

The Company’s net interest income could decrease due to COVID-19. In keeping with guidance from regulators, the Company worked with certain COVID-19 affected borrowers in the second and third quarters of 2020 to defer their payments, interest, and fees. While interest still accrues to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact but recognizes the breadth of the economic impact may affect its borrowers' ability to repay in future periods.

The Company's noninterest income could decrease due to COVID-19. The Bank suspended certain overdraft fees at the beginning of the second quarter in an effort to provide relief to its customers who may experience financial difficulties related to the pandemic, and as a result, service charges on deposits decreased during those periods as a result of the suspension. Although the overdraft fees that were temporarily suspended have resumed on October 1, 2020, the impact on overdraft income in future periods is uncertain. ATM and check card income could decrease in future periods from changes in customer spending. Wealth management revenue may decrease in future periods if the market values of investments decline and mortgage fee income may decrease from less home buying activity in the Company's market area. At this time, the Company is unable to project the materiality of such an impact but recognizes it may unfavorably affect its noninterest income in future periods.

The Company’s noninterest expense could increase due to COVID-19. If the Bank's asset quality worsens, it may incur additional loan expenses in future periods from obtaining updated appraisals on loan collateral, additional legal and professional expenses related to the resolution of problem loans, an increase in other real estate owned expense, and potential losses on the sale of other real estate owned.

At this time, the Company is unable to project the full extent or materiality of the foregoing impacts but recognizes the breadth of the economic impacts of COVID-19 may have an unfavorable impact on net interest income, noninterest income, noninterest expense, and loan customers' ability to repay loans, in future periods.

Notes to Consolidated Financial Statements (Unaudited)

Capital and Liquidity

While the Company believes it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by provision for loan losses in future periods. Larger amounts of provision for loan losses may result from factors including higher specific reserves on newly identified and existing impaired loans, higher levels of net charge-offs, and additional adjustments to qualitative factors in the general reserve component of the Bank’s allowance for loan losses. In March 2020, the Company suspended future stock repurchases under its stock repurchase program due to the economic uncertainty caused by the pandemic, and the program remained suspended in the second and third quarters of 2020. In June 2020, the Company issued $5.0 million of subordinated debt to strengthen holding company liquidity and to remain a source of strength to the Bank in the event of a severe economic downturn resulting from the pandemic. The Company will continue to update its enterprise risk assessment and capital plans as the operating environment develops.

The Company maintains access to multiple sources of liquidity. While wholesale funding markets have remained open, interest rates for short term funding could become volatile. If funding costs would become elevated for an extended period of time, it may have an adverse effect on the Company’s net interest margin. If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company could become more reliant on volatile or more expensive sources of funding.

Processes, Controls and Business Continuity Plan

The Company continues to operate under its Pandemic Continuity of Operations Plan that includes a remote working strategy. The Company has not incurred additional material costs related to employees working remotely. No material operational or internal control challenges or risks have been identified to date. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plan.

Lending Operations and Accommodations to Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company offered a payment deferral program for its individual and business customers adversely affected by the pandemic that deferred loan payments for up to 90 days. As of September 30, 2020, loans participating in the program totaled $22.6 million, or 3% of the Bank’s loan balances, which was a significant reduction compared to $182.6 million, or 28% of the Bank's loan balances at June 30, 2020. A majority of the loans that transitioned out of the payment deferral program during the quarter have returned to current payment status. In accordance with the CARES Act and interagency guidance issued in August 2020, these short-term loan payment deferrals were not considered troubled debt restructurings.

With the passage of the Paycheck Protection Program (PPP), administered by the Small Business Administration (SBA), the Company actively participated in assisting its customers with applications for resources through the program. During the second and third quarters of 2020, the Bank originated $76.6 million of PPP loans, received $2.5 million of loan fees, and incurred $535 thousand of loan origination costs. The loan fees are being accreted into earnings evenly over the life of the loans, net of the loan costs, through interest and fees on loans. Approximately 99% of the PPP loan balances mature in the second quarter of 2022 and 1% of the loan balances mature in the third quarter of 2025. The Company believes the majority of these loans will ultimately be forgiven and repaid by the SBA in accordance with the terms of the program. As of September 30, 2020, PPP loan balances totaled $73.7 million and customers with PPP loan balances totaling $11.3 million had requested debt forgiveness. These customers have not yet been notified by the SBA of their forgiveness decision. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through additional provision for loan losses charged to earnings.

Asset Quality

The economic impact of the pandemic had an unfavorable impact on the financial condition of certain Bank customers. Although many borrowers participated in the loan payment deferral program to date, the Bank plans to consider additional loan modifications in the fourth quarter of 2020 to provide relief to certain customers if they are continuing to experience temporary business interruptions from the pandemic, if the Bank believes the modifications would minimize potential loan charge-offs. We expect significant pressure on several sectors of the loan portfolio to continue, including retail shopping, lodging and leisure, among others.

The magnitude of the potential decline in the Bank’s loan quality will likely depend on the length and extent that the Bank’s customers experience business interruptions from the pandemic. In addition, the Bank’s loan deferral program could make it difficult to identify the extent that asset quality may be worsening until the payment deferral periods have ended and scheduled loan payments become due.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04). These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently in the process of identifying loans and other financial instruments that are directly or indirectly influenced by LIBOR. The Company is assessing ASU 2020-04 and its impact on the Company's transition away from LIBOR for its loan and other financial instruments.

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

In August 2020, the FASB issued ASU No. 2020-06, "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity" (ASU 2020-06). The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-08, "Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs" (ASU 2020-08). This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  Early adoption is not permitted. All entities should apply ASU 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$84,217	$3,260	$(14)	$87,463
Obligations of states and political subdivisions	28,706	963	—	29,669
Total securities available for sale	$112,923	$4,223	$(14)	$117,132
Securities held to maturity:
U.S. agency and mortgage-backed securities	$10,450	$302	$—	$10,752
Obligations of states and political subdivisions	3,151	150	—	3,301
Corporate debt securities	1,500	85	—	1,585
Total securities held to maturity	$15,101	$537	$—	$15,638
Total securities	$128,024	$4,760	$(14)	$132,770

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$94,461	$778	$(334)	$94,905
Obligations of states and political subdivisions	25,607	476	(5)	26,078
Total securities available for sale	$120,068	$1,254	$(339)	$120,983
Securities held to maturity:
U.S. agency and mortgage-backed securities	$12,528	$6	$(80)	$12,454
Obligations of states and political subdivisions	3,599	81	—	3,680
Corporate debt securities	1,500	12	—	1,512
Total securities held to maturity	$17,627	$99	$(80)	$17,646
Total securities	$137,695	$1,353	$(419)	$138,629

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2020 and December 31, 2019, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	September 30, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$3,093	$(14)	$—	$—	$3,093	$(14)
Total securities available for sale	$3,093	$(14)	$—	$—	$3,093	$(14)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$29,853	$(207)	$13,083	$(127)	$42,936	$(334)
Obligations of states and political subdivisions	1,373	(5)	—	—	1,373	(5)
Total securities available for sale	$31,226	$(212)	$13,083	$(127)	$44,309	$(339)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$3,516	$(10)	$5,936	$(70)	$9,452	$(80)
Total securities held to maturity	$3,516	$(10)	$5,936	$(70)	$9,452	$(80)
Total securities	$34,742	$(222)	$19,019	$(197)	$53,761	$(419)

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

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2020, there was one out of ninety-three U.S. agency and mortgage-backed securities in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.1 years at September 30, 2020. At December 31, 2019, there were forty-two out of ninety-four U.S. agency and mortgage-backed securities and three out of seventy-nine obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2019. The weighted-average re-pricing term of the portfolio was 3.7 years at December 31, 2019. The unrealized losses at September 30, 2020 in the U.S. agency and mortgage-backed securities portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at September 30, 2020 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,409	$1,416	$392	$397
Due after one year through five years	13,424	13,984	4,547	4,710
Due after five years through ten years	31,236	32,563	3,973	4,148
Due after ten years	66,854	69,169	6,189	6,383
	$112,923	$117,132	$15,101	$15,638

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

Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2020, and no impairment has been recognized.

The composition of restricted securities at September 30, 2020 and December 31, 2019 was as follows (in thousands):

	September 30, 2020	December 31, 2019
Federal Home Loan Bank stock	$818	$776
Federal Reserve Bank stock	980	980
Community Bankers’ Bank stock	50	50
	$1,848	$1,806

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $497 thousand and $514 thousand at September 30, 2020 and December 31, 2019, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at September 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
Real estate loans:
Construction and land development	$27,472	$43,164
Secured by 1-4 family residential	234,198	229,438
Other real estate loans	250,319	236,555
Commercial and industrial loans	125,277	50,153
Consumer and other loans	11,102	15,036
Total loans	$648,368	$574,346
Allowance for loan losses	(7,777)	(4,934)
Loans, net	$640,591	$569,412

Net deferred loan fees included in the above loan categories were $1.9 million and $340 thousand at September 30, 2020 and December 31, 2019, respectively. Consumer and other loans included $194 thousand and $374 thousand of demand deposit overdrafts at September 30, 2020 and December 31, 2019, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$133	$—	$133	$27,339	$27,472	$283	$—
Secured by 1-4 family residential	172	339	30	541	233,657	234,198	469	—
Other real estate loans	—	133	321	454	249,865	250,319	4,674	—
Commercial and industrial	96	—	—	96	125,181	125,277	1,548	—
Consumer and other loans	103	38	6	147	10,955	11,102	—	6
Total	$371	$643	$357	$1,371	$646,997	$648,368	$6,974	$6

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$136	$30	$166	$42,998	$43,164	$367	$30
Secured by 1-4 family residential	1,428	306	115	1,849	227,589	229,438	630	67
Other real estate loans	457	—	416	873	235,682	236,555	462	—
Commercial and industrial	45	50	—	95	50,058	50,153	—	—
Consumer and other loans	83	79	—	162	14,874	15,036	—	—
Total	$2,013	$571	$561	$3,145	$571,201	$574,346	$1,459	$97

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$27,031	$—	$441	$—	$27,472
Secured by 1-4 family residential	232,759	510	929	—	234,198
Other real estate loans	243,368	—	6,951	—	250,319
Commercial and industrial	122,820	—	2,457	—	125,277
Consumer and other loans	11,102	—	—	—	11,102
Total	$637,080	$510	$10,778	$—	$648,368

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$42,636	$—	$528	$—	$43,164
Secured by 1-4 family residential	228,029	524	885	—	229,438
Other real estate loans	233,240	537	2,778	—	236,555
Commercial and industrial	48,527	948	678	—	50,153
Consumer and other loans	10,976	4,060	—	—	15,036
Total	$563,408	$6,069	$4,869	$—	$574,346

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Loan Losses

The following tables present, as of September 30, 2020, December 31, 2019 and September 30, 2019, the total allowance for loan losses, the allowance by impairment methodology, and loans by impairment methodology (in thousands):

	September 30, 2020
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2019	$464	$776	$2,296	$562	$836	$4,934
Charge-offs	—	—	—	(69)	(550)	(619)
Recoveries	2	6	2	17	235	262
Provision for (recovery of) loan losses	(164)	305	2,691	398	(30)	3,200
Ending Balance, September 30, 2020	$302	$1,087	$4,989	$908	$491	$7,777
Ending Balance:
Individually evaluated for impairment	—	—	2,108	181	—	2,289
Collectively evaluated for impairment	302	1,087	2,881	727	491	5,488
Loans:
Ending Balance	$27,472	$234,198	$250,319	$125,277	$11,102	$648,368
Individually evaluated for impairment	283	469	4,674	1,548	—	6,974
Collectively evaluated for impairment	27,189	233,729	245,645	123,729	11,102	641,394

	December 31, 2019
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2018	$561	$895	$2,160	$464	$929	$5,009
Charge-offs	(2)	(58)	(27)	(2)	(795)	(884)
Recoveries	50	9	1	8	291	359
Provision for (recovery of) loan losses	(145)	(70)	162	92	411	450
Ending Balance, December 31, 2019	$464	$776	$2,296	$562	$836	$4,934
Ending Balance:
Individually evaluated for impairment	22	11	—	—	—	33
Collectively evaluated for impairment	442	765	2,296	562	836	4,901
Loans:
Ending Balance	$43,164	$229,438	$236,555	$50,153	$15,036	$574,346
Individually evaluated for impairment	367	630	462	—	—	1,459
Collectively evaluated for impairment	42,797	228,808	236,093	50,153	15,036	572,887

Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2019
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2018	$561	$895	$2,160	$464	$929	$5,009
Charge-offs	—	(58)	—	(2)	(543)	(603)
Recoveries	50	8	—	6	242	306
Provision for (recovery of) loan losses	(119)	(71)	166	98	126	200
Ending Balance, September 30, 2019	$492	$774	$2,326	$566	$754	$4,912
Ending Balance:
Individually evaluated for impairment	31	16	27	—	—	74
Collectively evaluated for impairment	461	758	2,299	566	754	4,838
Loans:
Ending Balance	$45,193	$226,828	$233,067	$50,557	$15,608	$571,253
Individually evaluated for impairment	376	690	500	—	—	1,566
Collectively evaluated for impairment	44,817	226,138	232,567	50,557	15,608	569,687

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans and the related allowance at September 30, 2020, December 31, 2019 and September 30, 2019, were as follows (in thousands):

	September 30, 2020
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$325	$283	$—	$283	$—	$366	$—
Secured by 1-4 family	578	469	—	469	—	536	1
Other real estate loans	4,698	361	4,313	4,674	2,108	1,974	109
Commercial and industrial	1,548	—	1,548	1,548	181	6	77
Total	$7,149	$1,113	$5,861	$6,974	$2,289	$2,882	$187

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$401	$70	$297	$367	$22	$369	$1
Secured by 1-4 family	729	488	142	630	11	769	1
Other real estate loans	509	462	—	462	—	766	3
Commercial and industrial	—	—	—	—	—	22	—
Total	$1,639	$1,020	$439	$1,459	$33	$1,926	$5

	September 30, 2019
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$403	$—	$376	$376	$31	$368	$1
Secured by 1-4 family	781	543	147	690	16	800	1
Other real estate loans	515	473	27	500	27	858	3
Commercial and industrial	—	—	—	—	—	30	—
Total	$1,699	$1,016	$550	$1,566	$74	$2,056	$5

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

As of September 30, 2020, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $6.0 million. At September 30, 2020, none of the loans classified as TDRs were performing under the restructured terms and all were considered non-performing assets. There were $360 thousand in TDRs at December 31, 2019, none of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There was one commercial and industrial loan modified as a TDR during the three months ended  September 30, 2020 because interest and principal payments on the loan were deferred for a significant period of time. In addition to this loan, there was one loan secured by commercial real estate modified as a TDR during the nine months ended September 30, 2020 because the loan was converted to interest only. The loans modified as TDRs during the three and nine months ended September 30, 2020 increased the specific reserve component of the allowance for loan losses by $2.3 million at  September 30, 2020. There were no loans modified under TDRs during the three months ended September 30, 2019. There was one loan secured by 1-4 family residential real estate modified as a TDR during the nine months ended September 30, 2019 because the loan was extended with terms considered to be below market. The loan modified as a TDR during the nine months ended September 30, 2019 did not have an impact on the allowance for loan losses at September 30, 2019.

Notes to Consolidated Financial Statements (Unaudited)

In response to the COVID-19 pandemic, the Company offered a payment deferral program for its individual and business customers adversely affected by the pandemic. As of September 30, 2020, loans participating in the program totaled $22.6 million, or 3% of the Bank's loan balances. These loans were not considered TDRs because they were modified in accordance with the relief provisions of the CARES Act and recent interagency regulatory guidance.

For the three and nine months ended September 30, 2020 and 2019, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

Note 5. Other Real Estate Owned (OREO)

The Bank did not have any OREO activity during the nine months ended September 30, 2020 or the year ended December 31, 2019. Accordingly, there were no residential real estate properties included in the ending OREO balances at September 30, 2020 and December 31, 2019. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2020.

The Bank did not have any expenses applicable to OREO for the nine months ended September 30, 2020 and 2019. Net expenses applicable to OREO, other than the provision for losses, were $1 thousand for the year ended December 31, 2019.

Note 6. Other Borrowings

The Company had an unsecured line of credit totaling $5.0 million with a non-affiliated bank at September 30, 2020. There were no borrowings outstanding on the line of credit at September 30, 2020. The interest rate on the line of credit floats at Wall Street Journal Prime Rate plus 0.25%, with a floor of 3.50%, and matures on March 28, 2025.

The Bank had unused lines of credit totaling $226.3 million and $218.1 million available with non-affiliated banks at September 30, 2020 and December 31, 2019, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $146.3 million at September 30, 2020. The Bank had collateral pledged on the borrowing line at September 30, 2020 and December 31, 2019 including real estate loans totaling $203.3 million and $194.9 million, respectively, and Federal Home Loan Bank stock with a book value of $818 thousand and $776 thousand, respectively. The Bank did not have borrowings from the FHLB at September 30, 2020 and December 31, 2019.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of September 30, 2020 and December 31, 2019, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2020, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at September 30, 2020 and December 31, 2019 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total Capital (to Risk-Weighted Assets)	$89,155	15.34%	$46,500	8.00%	$58,125	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$81,883	14.09%	$34,875	6.00%	$46,500	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$81,883	14.09%	$26,156	4.50%	$37,782	6.50%
Tier 1 Capital (to Average Assets)	$81,883	8.67%	$37,776	4.00%	$47,220	5.00%
December 31, 2019
Total Capital (to Risk-Weighted Assets)	$85,439	14.84%	$46,046	8.00%	$57,557	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$80,505	13.99%	$34,534	6.00%	$46,046	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$80,505	13.99%	$25,901	4.50%	$37,412	6.50%
Tier 1 Capital (to Average Assets)	$80,505	10.13%	$31,799	4.00%	$39,749	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. Accordingly, the Bank was required to maintain a capital conservation buffer of 2.50% at September 30, 2020 and December 31, 2019. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of September 30, 2020 and December 31, 2019, the capital conservation buffer of the Bank was 7.34% and 6.84%, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million. The note bears interest at a fixed rate of 6.75% per annum. Unamortized debt issuance costs related to the note were $4 thousand and $17 thousand at September 30, 2020 and December 31, 2019, respectively.  The note has a maturity date of October 1, 2025. Subject to regulatory approval, the Company may prepay the note, in part or in full, beginning on January 1, 2021 through maturity, at the Company's option, on any scheduled interest payment date.  The Agreement contains customary events of default such as the bankruptcy of the Company and the non-payment of principal or interest when due. The holder of the note may accelerate the repayment of the note only in the event of bankruptcy or similar proceedings and not for any other event of default.

On June 29, 2020, the Company issued an interest only subordinated term note due 2030 in the aggregate principal amount of $5.0 million. The note initially bears interest at a fixed rate of 5.50% per annum. Beginning July 1, 2025, the interest rate shall reset quarterly to an interest rate per annum equal to the current three-month Secured Overnight Financing Rate (SOFR), plus 510 basis points. Unamortized debt issuance costs related to the note were $9 thousand at September 30, 2020. The note has a maturity date of July 1, 2030. Subject to regulatory approval, the Company may prepay the note, in part or in full, beginning on July 1, 2025 through maturity, at the Company's option, on any scheduled interest payment date. The note contains customary events of default such as the bankruptcy of the Company and the non-payment of principal or interest when due. The holder of the note may accelerate the repayment of the note only in the event of bankruptcy or similar proceedings and not for any other event of default.

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

Note 9. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2020 and December 31, 2019 was 2.85% and 4.50%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2020 and December 31, 2019 was 1.90% and 3.70%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

Note 10. Benefit Plans

The Company maintains a 401(k) plan (the Plan) for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the Plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution based on years of service to participants who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two Plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the Plan each year based on overall performance, profitability, and other economic factors. For the nine months ended September 30, 2020 and 2019, expense attributable to the Plan amounted to $643 thousand and $631 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

On March 15, 2019, the Company entered into supplemental executive retirement plans and participation agreements with three of its employees. The retirement benefits are fixed and provide for retirement benefits payable in 180 monthly installments. The contribution expense totaled $198 thousand and $155 thousand for the nine months ended September 30, 2020 and 2019, respectively, and was solely funded by the Company.

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

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
(Numerator):
Net income	$1,754	$2,493	$5,702	$6,840
(Denominator):
Weighted average shares outstanding – basic	4,854,144	4,966,641	4,884,805	4,963,571
Potentially dilutive common shares – restricted stock units	505	2,485	1,863	2,813
Weighted average shares outstanding – diluted	4,854,649	4,969,126	4,886,668	4,966,384
Income per common share
Basic	$0.36	$0.50	$1.17	$1.38
Diluted	$0.36	$0.50	$1.17	$1.38

Restricted stock units for 9,632 shares of common stock were not considered in computing diluted earnings per share for the three months ended  September 30, 2020 because they were antidilutive. There were no antidilutive shares of common stock for three months ended September 30, 2019 and the nine months ended September 30, 2020 and 2019.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands).

		Fair Value Measurements at September 30, 2020
Description	Balance as of September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. agency and mortgage-backed securities	$87,463	$—	$87,463	$—
Obligations of states and political subdivisions	29,669	—	29,669	—
Total securities available for sale	$117,132	$—	$117,132	$—
Derivatives - cash flow hedges	134	—	134	—
Total assets	$117,266	$—	$117,266	$—

		Fair Value Measurements at December 31, 2019
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. agency and mortgage-backed securities	$94,905	$—	$94,905	$—
Obligations of states and political subdivisions	26,078	—	26,078	—
Total assets	$120,983	$—	$120,983	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine months ended September 30, 2020 and the year ended December 31, 2019.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at September 30, 2020
Description	Balance as of September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$3,572	$—	$—	$3,572

		Fair Value Measurements at December 31, 2019
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$406	$—	$—	$406

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Impaired loans, net	$2,205	Property appraisals	Selling cost	10.00%
Impaired loans, net	1,367	Present value of cash flows	Discount rate	6.50%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Impaired loans, net	$406	Property appraisals	Selling cost	10.00%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019 are as follows (in thousands):

		Fair Value Measurements at September 30, 2020 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$122,206	$122,206	$—	$—	$122,206
Securities available for sale	117,132	—	117,132	—	117,132
Securities held to maturity	15,101	—	14,053	1,585	15,638
Restricted securities	1,848	—	1,848	—	1,848
Loans, net	640,591	—	—	650,423	650,423
Bank owned life insurance	17,792	—	17,792	—	17,792
Accrued interest receivable	3,156	—	3,156	—	3,156
Derivatives - cash flow hedges	134	—	134	—	134
Financial Liabilities
Deposits	$838,395	$—	$736,750	$102,750	$839,500
Subordinated debt	9,987	—	—	10,151	10,151
Junior subordinated debt	9,279	—	—	9,835	9,835
Accrued interest payable	210	—	210	—	210

		Fair Value Measurements at December 31, 2019 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$45,785	$45,785	$—	$—	$45,785
Securities available for sale	120,983	—	120,983	—	120,983
Securities held to maturity	17,627	—	16,134	1,512	17,646
Restricted securities	1,806	—	1,806	—	1,806
Loans held for sale	167	—	167	—	167
Loans, net	569,412	—	—	572,910	572,910
Bank owned life insurance	17,447	—	17,447	—	17,447
Accrued interest receivable	2,065	—	2,065	—	2,065
Financial Liabilities
Deposits	$706,442	$—	$588,878	$117,071	$705,949
Subordinated debt	4,983	—	—	5,023	5,023
Junior subordinated debt	9,279	—	—	9,724	9,724
Accrued interest payable	184	—	184	—	184

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

During the third quarter of 2020, the Company granted and issued 3,500 shares of common stock to members of the Board of Directors for their dedicated service and support. Compensation expense related to stock awards totaled $50 thousand and $67 thousand for the nine months ended September 30, 2020 and 2019, respectively.

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
	September 30, 2020
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	10,393	$19.26
Granted	14,457	20.94
Vested	(8,992)	19.96
Forfeited	—	—
Unvested, end of period	15,858	$20.40

At September 30, 2020, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $213 thousand. This expense is expected to be recognized through 2024. Compensation expense related to restricted stock unit awards recognized for the nine months ended September 30, 2020 and 2019 totaled $204 thousand and $92 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 14. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at June 30, 2019	$769	$—	$769
Unrealized holding gains (net of tax, $99)	375	—	375
Change during period	375	—	375
Balance at September 30, 2019	$1,144	$—	$1,144
Balance at June 30, 2020	$3,330	$(25)	$3,305
Unrealized holding gains (net of tax, $8)	26	—	26
Reclassification adjustment (net of tax, ($8))	(30)	—	(30)
Change in fair value (net of tax, $34)	—	131	131
Change during period	(4)	131	127
Balance at September 30, 2020	$3,326	$106	$3,432

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(1,808)	$—	$(1,808)
Unrealized holding gains (net of tax, $875)	3,292	—	3,292
Unrealized holding losses transferred from held to maturity to available for sale (net of tax, ($91))	(340)	—	(340)
Change during period	2,952	—	2,952
Balance at September 30, 2019	$1,144	$—	$1,144
Balance at December 31, 2019	$724	$—	$724
Unrealized holding gains (net of tax, $700)	2,632	—	2,632
Reclassification adjustment (net of tax, ($8))	(30)	—	(30)
Change in fair value (net of tax, $28)	—	106	106
Change during period	2,602	106	2,708
Balance at September 30, 2020	$3,326	$106	$3,432

The following tables present information related to reclassifications from accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 (in thousands).

Details About Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended
	September 30, 2020	September 30, 2019
Securities available for sale:
Net securities gains reclassified into earnings	$(38)	$—	Net gains on securities available for sale
Related income tax expense	8	—	Income tax expense
Total reclassifications	$(30)	$—	Net of tax

Details About Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Nine Months Ended
	September 30, 2020	September 30, 2019
Securities available for sale:
Net securities gains reclassified into earnings	$(38)	$—	Net gains on securities available for sale
Related income tax expense	8	—	Income tax expense
Total reclassifications	$(30)	$—	Net of tax

Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Noninterest Income
Service charges on deposit accounts	$446	$757	$1,475	$2,173
ATM and check card fees	669	586	1,738	1,676
Wealth management fees	573	477	1,610	1,372
Fees for other customer services	323	177	767	505
Noninterest income (in-scope of Topic 606)	$2,011	$1,997	$5,590	$5,726
Noninterest income (out-of-scope of Topic 606)	190	194	483	485
Total noninterest income	$2,201	$2,191	$6,073	$6,211

Notes to Consolidated Financial Statements (Unaudited)

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges, as discussed in Note 1 to the Consolidated Financial Statements. Changes in fair value of these designated hedging instruments is reported as a component of other comprehensive income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of September 30, 2020, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036.The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  September 30, 2020 (in thousands):

	September 30, 2020
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$134	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

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

Because of these and other uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at September 30, 2020 and statements of income of the Company for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2019. The statements of income for the three and nine months ended September 30, 2020 may not be indicative of the results to be achieved for the year.

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

Primary expense categories are salaries and employee benefits, which comprised 57% of noninterest expenses for the nine months ended September 30, 2020, followed by occupancy and equipment expense, which comprised 14% of noninterest expenses. The provision for loan losses is also a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for loan losses.

COVID-19 Pandemic Update

Operations

During the third quarter, the Bank continued to follow its Pandemic Plan that strives to protect the health of its employees and customers, while continuing to deliver essential banking services. The Bank entered phase two of its Pandemic Plan on July 1, 2020 and re-opened branch lobbies with limited hours for in-person transactions without appointments while it continued to deliver banking services through branch drive throughs, ATMs, and mobile and internet banking platforms.

Paycheck Protection Program

The Bank participated as a lender in the U.S. Small Business Administration’s (SBA) Paycheck Protection Program (PPP) to support local small businesses and non-profit organizations. During the second and third quarters of 2020, the Bank originated $76.6 million of PPP loans, received $2.5 million of loan fees, and incurred $535 thousand of loan origination costs. The loan fees are being accreted into earnings evenly over the life of the loans, net of the loan costs, through interest and fees on loans. At September 30, 2020, PPP loan balances totaled $73.7 million with 99% of the loan balances maturing in the second quarter of 2022 and 1% of loan balances maturing in the third quarter of 2025. Customers with PPP loan balances totaling $11.3 million had requested debt forgiveness but have not yet been forgiven by the SBA at September 30, 2020.

Loan Payment Deferral Program

In response to the unknown impact of the pandemic on the economy and customers, the Bank created and implemented a loan payment deferral program for individual and business customers beginning in the first quarter of 2020 that provided the opportunity to defer monthly payments for 90 days. At September 30, 2020, loans participating in the program totaled $22.6 million, or 3% of the Bank’s total loan balances, which included $21.6 million of loans that were provided a second 90 day loan payment deferral period. Loans participating in the program at September 30, 2020 decreased significantly compared to $182.6 million, or 28% of the Bank's loan balances at June 30, 2020. A majority of the loans that transitioned out of the payment deferral program during the quarter have returned to current payment status. Interest income continued to accrue to the Bank on the loans in the program during the deferral periods.

Asset Quality Impact

The pandemic has had an unfavorable impact on the financial condition of the Bank’s loan customers, and as a result, the Bank has continued the process of identifying credit risk with the goal of mitigating the risk and minimizing future loan charge-offs. Certain sectors of the commercial real estate loan portfolio, including retail shopping, lodging and leisure have experienced elevated financial pressure. Those sectors comprised approximately 5%, 5% and 2% of the loan portfolio at September 30, 2020, respectively, excluding PPP loans. The magnitude of the potential decline in the Bank’s loan quality will likely depend on the severity and duration of the pandemic and the extent that the Bank’s customers experience business interruptions. The Bank considered the impact of the pandemic on the loan portfolio while determining an appropriate allowance for loan losses.

Capital

The stock repurchase plan remained suspended during the third quarter. The Company updates its enterprise risk assessment and capital plans quarterly, and as a result, issued $5.0 million of subordinated debt in June 2020. The purpose of the issuance was primarily to further strengthen holding company liquidity and to remain a source of strength for the Bank in the event of a severe economic downturn. The Company may also use the proceeds of the issuance for general corporate purposes, including the potential repayment of the Company’s existing subordinated debt, which becomes callable in January 2021. The Company declared and paid an $0.11 per share dividend during the third quarter that was unchanged from the dividends declared and paid during the first and second quarters of 2020.

Quarterly Financial Performance

Net income decreased by $739 thousand to $1.8 million, or $0.36 per basic and diluted share, for the three months ended September 30, 2020, compared to $2.5 million, or $0.50 per basic and diluted share, for the same period in 2019. Return on average assets was 0.74% and return on average equity was 8.52% for the third quarter of 2020, compared to 1.27% and 13.31%, respectively, for the same period in 2019.

The $739 thousand decrease in net income for the three months ended September 30, 2020 resulted primarily from a $1.5 million increase in provision for loan losses, compared to the same period of 2019. This unfavorable variance was partially offset by a $503 thousand, or 7%, increase in net interest income, a $10 thousand increase in noninterest income, and a $51 thousand, or 1%, decrease in noninterest expenses, compared to the same period of 2019.

Net interest income increased primarily from a decrease in interest expense on deposits, which was attributable to reductions in interest rates paid. Average earning asset balances increased 22%, while the net interest margin decreased 46 basis points to 3.41% for the third quarter of 2020, compared to the same period in 2019. Noninterest income increased primarily from higher amounts of ATM and check card fees, wealth management fees, and fees for other customer services, which were mostly offset by lower service charges on deposit accounts. Noninterest expense decreased primarily from lower salaries and employee benefits expense, marketing expense, and other operating expense.

Based on management's analysis and the supporting allowance for loan loss calculation, a provision for loan losses of $1.5 million was recorded during the third quarter of 2020. A provision for loan losses was not required during the third quarter of 2019. The increase in provision for loan losses was primarily attributable to an increase in the specific reserve component of the allowance for loan losses.

For a more detailed discussion of the Company's quarterly performance, see "Net Interest Income,” “Provision for Loan Losses,” "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Year-to-Date Financial Performance

Net income decreased by $1.1 million to $5.7 million, or $1.17 per basic and diluted share, for the nine months ended September 30, 2020, compared to $6.8 million, or $1.38 per basic and diluted share, for the same period in 2019. Return on average assets was 0.86% and return on average equity was 9.49% for the nine months ended September 30, 2020, compared to 1.19% and 12.85%, respectively, for the same period in 2019.

The $1.1 million decrease in net income for the nine months ended September 30, 2020 resulted primarily from a $3.0 million increase in provision for loan losses and a $138 thousand, or 2%, decrease in noninterest income, compared to the same period of 2019. These unfavorable variances were partially offset by a $1.1 million, or 5%, increase in net interest income and a $622 thousand, or 3%, decrease in noninterest expenses.

Net interest income increased primarily from a decrease in interest expense on deposits, which was attributable to reductions in interest rates paid. Average earning asset balances increased 15%, while the net interest margin decreased 33 basis points to 3.58% for the nine months ended September 30, 2020, compared to the same period in 2019. Noninterest income decreased primarily from lower service charges on deposit accounts, which was partially offset by higher amounts of ATM and check card fees, wealth management fees, and fees for other customer services. Noninterest expense decreased primarily from lower salaries and employee benefits expense, marketing expense, and other operating expense.

Based on management's analysis and the supporting allowance for loan loss calculation, a provision for loan losses of $3.2 million was recorded during the nine months ended September 30, 2020, compared to a provision for loan losses of $200 thousand during the nine months ended September 30, 2019. The increase in provision for loan losses was attributable to increases in both the general and specific reserve components of the allowance for loan losses.

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

	Efficiency Ratio
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Noninterest expense	$6,135	$6,186	$17,892	$18,514
Subtract: amortization of intangibles	(33)	(71)	(127)	(241)
Add: gains on disposal of premises and equipment, net	—	—	9	—
	$6,102	$6,115	$17,774	$18,273
Tax-equivalent net interest income	$7,623	$7,123	$22,158	$21,091
Noninterest income	2,201	2,191	6,073	6,211
Subtract: securities gains, net	(38)	—	(38)	—
	$9,786	$9,314	$28,193	$27,302
Efficiency ratio	62.35%	65.65%	63.04%	66.93%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
GAAP measures:
Interest income – loans	$7,568	$7,429	$22,187	$21,625
Interest income – investments and other	775	925	2,569	2,966
Interest expense – deposits	(541)	(1,089)	(2,179)	(3,062)
Interest expense – federal funds purchased	—	(1)	—	(1)
Interest expense – subordinated debt	(160)	(90)	(341)	(269)
Interest expense – junior subordinated debt	(68)	(103)	(225)	(322)
Interest expense – other borrowings	—	—	—	(2)
Total net interest income	$7,574	$7,071	$22,011	$20,935
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$8	$9	$26	$30
Tax benefit realized on non-taxable interest income – municipal securities	41	43	121	126
Total tax benefit realized on non-taxable interest income	$49	$52	$147	$156
Total tax-equivalent net interest income	$7,623	$7,123	$22,158	$21,091

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At September 30, 2020, commitments to extend credit, stand-by letters of credit, and rate lock commitments totaled $138.0 million.

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

Net Interest Income

For the three months ended September 30, 2020, net interest income increased $503 thousand, or 7%, to $7.6 million, compared to $7.1 million for the third quarter of 2019. The increase resulted from a $514 thousand, or 40%, decrease in total interest expense, which was partially offset by an $11 thousand decrease in total interest and dividend income. The net interest margin decreased 46 basis points to 3.41% for the third quarter of 2020. The decrease in the net interest margin was offset by growth in average earning assets of $158.3 million, or 22%, and resulted in an increase in net interest income.

The decrease in interest expense was primarily a result of a $548 thousand, or 50%, decrease in interest expense on deposits, which was attributable to reduced interest rates paid on deposits. The impact of an $83.6 million, or 17%, increase in average interest-bearing deposits was offset by a 49 basis point decrease in the cost of interest-bearing deposits. A 59 basis point reduction in the cost of interest-bearing checking accounts and a 103 basis point reduction in the cost of money market accounts made the largest contributions to the decrease in interest expense.

The decrease in total interest and dividend income resulted from an 81 basis point decrease in the yield on earning assets, which was partially offset by a $158.3 million, or 22%, increase in average earning assets. The decrease in the yield on earning assets resulted from a 19 basis point decrease in the yield on securities, a 48 basis point decrease in the yield on loans, and a 206 basis point decrease in the yield on interest-bearing deposits in banks.  The loan yield was negatively impacted by PPP loans earning a 1.00% interest rate. Additionally, the mix of earning assets had an unfavorable impact on the yield on average earning assets as lower yielding interest-bearing deposits in banks increased from 2% to 12% of average earning assets.

For the nine months ended September 30, 2020, net interest income increased $1.1 million, or 5%, to $22.0 million, compared to $20.9 million for the same period in 2019. The increase resulted from a $911 thousand, or 25%, decrease in total interest expense and a $165 thousand, or 1%, increase in total interest and dividend income. The net interest margin decreased 33 basis points to 3.58% for the nine months ended September 30, 2020. The decrease in the net interest margin was offset by growth in average earning assets of $105.3 million, or 15%, and resulted in an increase in net interest income.

The decrease in total interest expense resulted primarily from a $883 thousand, or 29%, decrease in interest expense on deposits, which was attributable to reduced interest rates paid on deposits. The impact of a $58.1 million, or 12%, increase in average interest-bearing deposits was offset by a 30 basis point decrease in the cost of interest-bearing deposits. A 49 basis point reduction in the cost of interest-bearing checking accounts and a 65 basis point reduction in the cost of money market accounts made the largest contributions to the decrease in interest expense.

The increase in total interest and dividend income resulted from a $105.3 million, or 15%, increase in average earning assets, which was partially offset by a 56 basis point decrease in the yield on earning assets. The decrease in the yield on earning assets resulted from a 22 basis point decrease in the yield on securities, a 36 basis point decrease in the yield on loans, and a 189 basis point decrease in the yield on interest-bearing deposits in banks. The loan yield was negatively impacted by PPP loans earning a 1.00% interest rate. Additionally, the mix of earning assets had an unfavorable impact on the yield on average earning assets as lower yielding interest-bearing deposits in banks increased from 3% to 8% of average earning assets.

COVID-19 Pandemic Impact on Net Interest Income

Net interest income was negatively impacted by higher levels of nonaccrual loans. Loans to customers who are not able to make their loan payments to the Bank are placed on nonaccrual status, which causes a reversal of accrued interest receivable and interest income on loans. Recognition of interest on the loans will not resume until the borrowers can once again demonstrate their ability to repay.

Net interest income may be negatively impacted in future periods by unfavorable changes in the earning asset composition and the impact of recent decreases in market rates on earning asset yields in future periods. An unfavorable change in the Company’s earning asset composition could occur if a decrease in loan demand causes a reduction in loan balances, the Bank’s highest yielding asset category, while balances of securities and interest-bearing deposits in banks, the Bank’s lower yielding asset categories, increase.

The ability of loan customers to make loan payments and the potential of decreasing loan demand may depend on the length of time and extent the Bank’s loan customers experience business interruptions from the pandemic. The Bank implemented a loan payment deferral program to provide customers with temporary payment relief. The loan deferral program could delay or make it difficult to identify the extent that asset quality may worsen during the fourth quarter of 2020 until the program ends and loan customers demonstrate their ability or inability to resume loan payments.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$106,852	$575	2.14%	$108,336	$645	2.36%
Tax-exempt (1)	26,994	193	2.83%	27,555	200	2.87%
Restricted	1,848	23	5.07%	1,786	26	5.93%
Total securities	$135,694	$791	2.32%	$137,677	$871	2.51%
Loans: (2)
Taxable	$644,259	$7,537	4.65%	$571,105	$7,392	5.13%
Tax-exempt (1)	3,476	39	4.51%	4,139	46	4.47%
Total loans	$647,735	$7,576	4.65%	$575,244	$7,438	5.13%
Interest-bearing deposits with other institutions	105,698	25	0.09%	17,944	97	2.15%
Total earning assets	$889,127	$8,392	3.75%	$730,865	$8,406	4.56%
Less: allowance for loan losses	(6,323)			(4,965)
Total non-earning assets	61,586			54,476
Total assets	$944,390			$780,376
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$203,790	$139	0.27%	$161,880	$352	0.86%
Regular savings	114,202	16	0.06%	104,880	17	0.06%
Money market accounts	157,769	110	0.27%	118,144	388	1.30%
Time deposits:
$100,000 and over	50,864	166	1.30%	51,752	199	1.52%
Under $100,000	58,861	110	0.74%	65,002	131	0.80%
Brokered	592	—	0.27%	852	2	0.99%
Total interest-bearing deposits	$586,078	$541	0.37%	$502,510	$1,089	0.86%
Federal funds purchased	—	—	—%	119	1	2.59%
Subordinated debt	9,984	160	6.37%	4,976	90	7.23%
Junior subordinated debt	9,279	68	2.92%	9,279	103	4.43%
Total interest-bearing liabilities	$605,341	$769	0.51%	$516,884	$1,283	0.99%
Non-interest bearing liabilities
Demand deposits	253,597			187,306
Other liabilities	3,558			1,895
Total liabilities	$862,496			$706,085
Shareholders’ equity	81,894			74,291
Total liabilities and Shareholders’ equity	$944,390			$780,376
Net interest income		$7,623			$7,123
Interest rate spread			3.24%			3.57%
Cost of funds			0.36%			0.72%
Interest expense as a percent of average earning assets			0.34%			0.70%
Net interest margin			3.41%			3.87%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $49 and $52 thousand for the three months ended September 30, 2020 and 2019, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$112,166	$1,881	2.24%	$111,652	$2,078	2.49%
Tax-exempt (1)	26,651	575	2.88%	27,109	598	2.95%
Restricted	1,835	75	5.48%	1,726	76	5.93%
Total securities	$140,652	$2,531	2.40%	$140,487	$2,752	2.62%
Loans: (2)
Taxable	$614,439	$22,088	4.80%	$556,410	$21,509	5.17%
Tax-exempt (1)	3,737	125	4.49%	4,365	146	4.49%
Total loans	$618,176	$22,213	4.80%	$560,775	$21,655	5.16%
Federal funds sold	6	—	0.10%	—	—	—%
Interest-bearing deposits with other institutions	68,406	159	0.31%	20,637	340	2.20%
Total earning assets	$827,240	$24,903	4.02%	$721,899	$24,747	4.58%
Less: allowance for loan losses	(5,591)			(4,951)
Total non-earning assets	62,092			53,829
Total assets	$883,741			$770,777
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$187,755	$569	0.40%	$162,389	$1,082	0.89%
Regular savings	109,600	49	0.06%	108,332	53	0.07%
Money market accounts	145,530	649	0.60%	109,888	1,031	1.25%
Time deposits:
$100,000 and over	52,533	555	1.41%	50,497	545	1.44%
Under $100,000	60,675	356	0.78%	66,838	347	0.69%
Brokered	575	1	0.26%	586	4	0.91%
Total interest-bearing deposits	$556,668	$2,179	0.52%	$498,530	$3,062	0.82%
Federal funds purchased	1	—	1.61%	41	1	2.59%
Subordinated debt	6,701	341	6.79%	4,972	269	7.23%
Junior subordinated debt	9,279	225	3.25%	9,279	322	4.65%
Other borrowings	—	—	—%	55	2	6.21%
Total interest-bearing liabilities	$572,649	$2,745	0.64%	$512,877	$3,656	0.95%
Non-interest bearing liabilities
Demand deposits	228,042			184,964
Other liabilities	2,822			1,788
Total liabilities	$803,513			$699,629
Shareholders’ equity	80,228			71,148
Total liabilities and Shareholders’ equity	$883,741			$770,777
Net interest income		$22,158			$21,091
Interest rate spread			3.38%			3.63%
Cost of funds			0.46%			0.70%
Interest expense as a percent of average earning assets			0.44%			0.68%
Net interest margin			3.58%			3.91%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $147 and $156 thousand for the nine months ended September 30, 2020 and 2019, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

Provision for Loan Losses

The Bank recorded a provision for loan losses of $1.5 million for the third quarter of 2020, which resulted in a total allowance for loan losses of $7.8 million, or 1.20% of total loans, at September 30, 2020. Excluding PPP loans, which the Company understands are fully guaranteed by the U.S. government, the allowance for loan losses totaled 1.34% of total loans at September 30, 2020. This compared to no provision for loan losses for the third quarter of 2019 and an allowance for loan losses of $4.9 million, or 0.86% of total loans, at September 30, 2019. The allowance for loan losses totaled $4.9 million, or 0.86% of total loans, at December 31, 2019.

The provision for loan losses for the third quarter of 2020 was primarily attributable to an increase in the specific reserve component of the allowance for loan losses, which was partially offset by a decrease in the general reserve component. The increase in the specific reserve component of the allowance for loan losses included reserves placed on newly identified impaired loans and an increase in a reserve on a loan evaluated in a prior period. The general reserve component of the allowance for loan losses decreased primarily from adjustments to qualitative factors, which resulted from the Bank's observation of improved economic conditions and a reduction in the number and amount of loans participating in the Bank's loan payment deferral program. Net charge offs on loans also contributed to the provision for loan losses, which totaled $19 thousand for the third quarter of 2020, compared to $83 thousand for the same period one year ago.

A provision for loan losses was not recorded for the third quarter of 2019 as net charge-offs on loans were offset by decreases in the specific and general reserve components of the allowance for loan losses. The specific reserve decreased during the third quarter of 2019 primarily from principal payments received on impaired loans. The decrease in the general reserve resulted from the impact of a decrease in loan balances during the quarter and improvements in the historical loss rate of the loan portfolio, which were partially offset by changes in qualitative adjustments.

For the nine months ended September 30, 2020, the Bank recorded a provision for loan losses of $3.2 million, which was attributable to increases in both the general and specific reserve components of the allowance for loan losses. The general reserve component of the allowance for loan losses increased primarily from adjustments to qualitative factors, which resulted from the Bank’s observation of recent unfavorable changes in economic indicators impacted by the pandemic, consideration of risks associated with loans participating in the Bank's loan payment deferral program, and an increase in substandard loan amounts. The increase in the specific reserve component of the allowance for loan losses included reserves placed on newly identified impaired loans and an increase in a reserve on a loan evaluated in a prior period. Net charge offs on loans also contributed to the provision for loan losses, which totaled $357 thousand for the first nine months of 2020, compared to $297 thousand for the same period one year ago.

The Bank recorded a provision for loan losses of $200 thousand for the nine months ended September 30, 2019 as net charge-offs on loans and an increase in the general component of the allowance for loan losses were partially offset by a decrease in the specific reserve component. The increase in the general reserve resulted primarily from the impact of loan growth during the first nine months of 2019 and changes in qualitative adjustments. The specific reserve decreased from improvements in collateral positions on impaired loans, principal payments received, and the resolution of certain impaired loans.

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

Noninterest Income

Noninterest income increased $10 thousand to $2.2 million for the three months ended September 30, 2020, compared to the same period of 2019. The increase was primarily attributable to an $83 thousand, or 14%, increase in ATM and check card fees, a $96 thousand, or 20%, increase in wealth management fees, and a $146 thousand, or 82%, increase in fees for other customer services. The increase in ATM and check card fees was primarily attributable to volume related incentive payments received from the Bank's card services provider for customer check card usage. These incentive payments are typically received in the fourth quarter. Wealth management fees increased primarily from higher balances of assets under management during the third quarter of 2020 compared to the same period one year ago. Assets under management increased as a result of new business relationships and from growth in the market values of existing accounts. The increase in fees for other customer services was a result of fee income from brokered mortgage loans to the secondary market. These increases were partially offset by a $311 thousand, or 41%, decrease in service charges on deposit accounts from lower deposit overdraft fees.

For the nine months ended September 30, 2020, noninterest income decreased $138 thousand, or 2%, to $6.1 million, compared to the same period of 2019. The decrease was primarily attributable to a $698 thousand, or 32%, decrease in service charges on deposit accounts from lower deposit overdraft fees. This decrease was partially offset by a $62 thousand, or 4%, increase in ATM and check card fees, a $238 thousand, or 17%, increase in wealth management fees, and a $262 thousand, or 52%, increase in fees for other customer services. The increase in ATM and check card fees was primarily attributable to volume related incentive payments received from the Bank's card services provider for customer check card usage. These incentive payments are typically received in the fourth quarter. Wealth management fees increased primarily from higher balances of assets under management during the nine months ended September 30, 2020 compared to the same period one year ago. Assets under management increased as a result of new business relationships and from growth in the market values of existing accounts. The increase in fees for other customer services was primarily a result of fee income from brokered mortgage loans to the secondary market.

COVID-19 Pandemic Impact on Noninterest Income

The number of customer overdrafts and resulting income from service charges on deposits decreased significantly during the second and third quarters of 2020.  The Bank believes this may have resulted from a reduction in consumer spending due to government stay at home orders, social distancing, and an increase in unemployment. The lower amount of overdrafts may have also been impacted by receipt of government stimulus checks and an increase in the average balances of customer deposit accounts.  In addition, the Bank suspended certain overdraft fees at the beginning of the second quarter in an effort to provide relief to its customers who may experience financial difficulties related to the pandemic. Service charges on deposits may continue to remain at recent levels, depending on customer spending behaviors and the balance of deposit accounts.

ATM and check card fee revenue may also be lower in future periods as customers may spend and visit ATM machines less during periods of uncertainty. Wealth management revenue may decrease in future periods if the market values of investments decline and mortgage fee income may decrease if the number of home purchases and refinancing activity slows in the Bank's market area.

Noninterest Expense

Noninterest expense decreased $51 thousand, or 1%, to $6.1 million for the three months ended September 30, 2020, compared to the same period of 2019. The decrease was primarily attributable to a $58 thousand, or 2%, decrease in salaries and employee benefits, an $80 thousand, or 56%, decrease in marketing expense, and a $131 thousand, or 17%, decrease in other operating expense. The decrease in salaries and employee benefits resulted from a decrease in the number of employees as certain vacated positions were not replaced. Marketing expense decreased from reduced spending on marketing campaigns. Other operating expense decreased primarily from lower loan collection expense and debit card fraud losses. These decreases were partially offset by a $35 thousand, or 9%, increase in occupancy expense, a $26 thousand, or 30%, increase in supplies expense, and a $58 thousand increase in FDIC assessment. The increases in occupancy and supplies expense were primarily attributable to expenses related to the pandemic. FDIC assessment increased due to small bank assessment credits used during the third quarter of 2019.

For the nine months ended September 30, 2020, noninterest expense decreased $622 thousand, or 3%, to $17.9 million, compared to the same period of 2019. The decrease was primarily attributable to a $265 thousand, or 3%, decrease in salaries and employee benefits, a $280 thousand, or 54%, decrease in marketing expense, and a $326 thousand, or 15%, decrease in other operating expense. The decrease in salaries and employee benefits resulted primarily from the deferral of $535 thousand of salary costs to originate PPP loans during the second and third quarters of 2020. Marketing expense decreased from a combination of reduced spending on marketing campaigns during the nine months ended September 30, 2020 and elevated expenses during the same period of 2019 from the timing of marketing initiatives in the prior year. Other operating expense decreased primarily from lower dues and subscriptions costs, education and training costs, registration and licensing fees, travel costs, debit card fraud losses, and loan servicing costs for purchased loans.

The $535 thousand of deferred salary costs described above were netted against $2.5 million of loan fee income, and are being accreted into earnings evenly over the life of the loans through interest and fees on loans. Approximately 99% of the PPP loan balances mature in the second quarter of 2022 and approximately 1% of loan balances mature in the third quarter of 2025. If loans are paid off prior to their maturity dates, the remaining balance of net deferred loan fees would be recognized during that same period.

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

Income Taxes

Income tax expense decreased by $197 thousand for the third quarter of 2020 and decreased by $302 thousand for the nine months ended September 30, 2020, compared to the same periods one year ago. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and nine months ended September 30, 2020 and 2019. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Financial Condition

General

Total assets increased $142.7 million to $942.7 million at September 30, 2020, compared to $800.0 million at December 31, 2019. The increase was primarily attributable to a $71.2 million increase in net loans and a $72.7 million increase in interest-bearing deposits in banks. The increase in net loans included $73.7 million of PPP loans at September 30, 2020.

At September 30, 2020, total liabilities increased $137.6 million to $860.5 million compared to $722.8 million at December 31, 2019. The increase was primarily attributable to a $132.0 million increase in total deposits. Proceeds from PPP loan originations and the receipt of government stimulus checks by customers during the second quarter contributed to the increase in deposits. Noninterest-bearing demand deposits and savings and interest-bearing demand deposits increased $67.1 million and $80.8 million, respectively, while time deposits decreased $15.9 million. Subordinated debt also increased during the first nine months of 2020 as the Company issued a 5.50% fixed-to-floating rate $5.0 million subordinated note to an institutional investor.

Total shareholders’ equity increased $5.0 million to $82.3 million at September 30, 2020, compared to $77.2 million at December 31, 2019. The increase was primarily attributable to a $4.1 million increase in retained earnings and a $2.7 million increase in accumulated other comprehensive income. These increases were partially offset by a $1.8 million decrease in common stock and surplus, which resulted primarily from stock repurchases in the first quarter of 2020 under the Company’s stock repurchase plan. Tangible common equity totaled $82.2 million at the end of the third quarter, an increase of 7% compared to $77.0 at December 31, 2019. The Company's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans, net of the allowance for loan losses, increased $71.2 million to $640.6 million at September 30, 2020, compared to $569.4 million at December 31, 2019. Commercial and industrial loans increased by $75.1 million during the first nine months of 2020, followed by commercial real estate loans and residential real estate loans that increased by $13.8 million and $4.8 million, respectively. These increases were partially offset by construction loans and consumer loans that decreased by $15.7 million and $3.9 million, respectively. The increase in commercial and industrial loans includes $73.7 million of PPP loans at September 30, 2020.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $6 thousand at September 30, 2020, compared to $97 thousand at December 31, 2019. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential, and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $7.0 million and $1.5 million at September 30, 2020 and December 31, 2019, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status, and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $6.0 million and $360 thousand in loans classified as TDRs as of September 30, 2020 and December 31, 2019, respectively.

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank did not have any assets classified as OREO at September 30, 2020 or December 31, 2019.

Non-performing assets totaled $7.0 million and $1.5 million at September 30, 2020 and December 31, 2019, representing approximately 0.74% and 0.18% of total assets, respectively. Non-performing assets consisted only of non-accrual loans at September 30, 2020 and December 31, 2019.

At September 30, 2020, 67% of non-performing assets were commercial real estate loans, 22% were commercial and industrial loans, 7% were residential real estate loans, and 4% were construction and land development loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $3.8 million and $3.4 million at September 30, 2020 and December 31, 2019, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing totaled $6 thousand at September 30, 2020, which was comprised of three purchased consumer loans. Consumer loans purchased at origination are charged-off when they are greater than 120 days past due. Loans that were greater than 90 days past due and still accruing totaled $97 thousand at December 31, 2019.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $7.8 million at September 30, 2020 and $4.9 million at December 31, 2019, representing 1.20% and 0.86% of total loans, respectively. For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.

Recoveries of loan losses of $164 thousand and $30 thousand were recorded in the construction and land development and consumer and other loan classes, respectively, during the nine months ended September 30, 2020. The recovery of loan losses in the construction and land development loan class resulted primarily from a decrease in both the general and specific reserves. The decrease in the general reserve for the construction and land development loan class resulted from the impact of a decrease in loans while the decrease in the specific reserve resulted from improvements in collateral positions on impaired loans and principal payments received. The recovery of loan losses in the consumer and other loan class resulted from a decrease in the general reserve, which was partially offset by net charge offs on loans. The decrease in the general reserve for the consumer and other loan class resulted from the impact of a decrease in loans and improvements in the historical loss rate.  These recoveries were offset by provision for loan losses totaling $3.4 million in the 1-4 family residential, other real estate, and commercial and industrial loan classes. For more detailed information regarding the provision for loan losses, see Note 4 to the Consolidated Financial Statements.

Impaired loans totaled $7.0 million and $1.5 million at September 30, 2020 and December 31, 2019, respectively. The related allowance for loan losses provided for these loans totaled $2.3 million and $33 thousand at September 30, 2020 and December 31, 2019, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2020 and the year ended December 31, 2019 was $2.9 million and $1.9 million, respectively. Included in the impaired loans total are loans classified as TDRs totaling $6.0 million and $360 thousand at September 30, 2020 and December 31, 2019, respectively. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of September 30, 2020, none of these TDRs were performing under the restructured terms and all were considered non-performing assets.

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

	September 30, 2020
	Loan Balance	Percent of Total Loans
Industry
Retail / shopping	$27,017	4.17%
Lodging	26,802	4.13%
Leisure	12,641	1.95%
Total	$66,460	10.25%

The Bank's asset quality was negatively impacted by higher levels of nonaccrual loans. The magnitude of the potential decline in the Bank’s asset quality will likely depend on the severity and length of time and extent that the Bank’s customers experience business interruptions from the pandemic. In addition, the Bank’s loan deferral program, involving $22.6 million, or 3%, of the Bank's total loan balances at September 30, 2020, which included $21.6 million of loans that were provided a second 90 day loan payment deferral period, could delay or make it difficult to identify the extent of asset quality deterioration during the fourth quarter of 2020 until the payment deferral periods have ended and scheduled loan payments become due. Interest income continued to accrue to the Bank on the loans in the program during the deferral periods.

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

Securities at September 30, 2020 totaled $134.1 million, a decrease of $6.3 million, or 5%, from $140.4 million at December 31, 2019. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of September 30, 2020, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $4.2 million and $1.3 million at September 30, 2020 and December 31, 2019, respectively. Gross unrealized losses in the available for sale portfolio totaled $14 thousand and $339 thousand at September 30, 2020 and December 31, 2019, respectively. Gross unrealized gains in the held to maturity portfolio totaled $537 thousand and $99 thousand at September 30, 2020 and December 31, 2019, respectively. There were no gross unrealized losses in the held to maturity portfolio at September 30, 2020. Gross unrealized losses in the held to maturity portfolio totaled $80 thousand at December 31, 2019. Investments in an unrealized loss position were considered temporarily impaired at September 30, 2020 and December 31, 2019. The change in the unrealized gains and losses of investment securities from December 31, 2019 to September 30, 2020 was related to changes in market interest rates and was not related to credit concerns of the issuers.

Deposits

At September 30, 2020, deposits totaled $838.4 million, an increase of $132.0 million, from $706.4 million at December 31, 2019. There was a change in the deposit mix when comparing the periods. At September 30, 2020, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 31%, 57%, and 12% of total deposits, respectively, compared to 27%, 56%, and 17% at December 31, 2019.

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

At September 30, 2020, cash, interest-bearing and noninterest-bearing deposits with banks, securities, and loans maturing within one year totaled $169.8 million. At September 30, 2020, 7% or $45.8 million of the loan portfolio matured within one year. Non-deposit sources of available funds totaled $226.3 million at September 30, 2020, which included $146.3 million of secured funds available from Federal Home Loan Bank of Atlanta (FHLB), $29.0 million of secured funds available through the Federal Reserve Discount Window, and $51.0 million of unsecured federal funds lines of credit with other correspondent banks.

COVID-19 Pandemic Impact on Liquidity

Although the Bank’s liquidity has not been negatively impacted by the pandemic during the third quarter of 2020, it could be reduced in future periods.  Factors that could reduce the Bank’s liquidity include a reduction in cash inflows from loan customers if they would experience financial difficulties and are not able to make contractual payments. Other factors that could reduce liquidity include decreasing customer deposit balances, increasing customer draws on their lines of credit with the Bank, and a reduction in the available lines of credit from correspondent banks. The Bank actively manages and monitors liquidity risk in order to maintain sufficient liquidity to meet the demand from its customers.

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

Effective January 1, 2015, the Bank became subject to capital rules adopted by federal bank regulators implementing the Basel III regulatory capital reforms adopted by the Basel Committee on Banking Supervision (the Basel Committee), and certain changes required by the Dodd-Frank Act.

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements of 2.5% of risk-weighted assets. This results in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of September 30, 2020 and December 31, 2019, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at September 30, 2020:

First Bank
Total capital to risk-weighted assets	15.34%
Tier 1 capital to risk-weighted assets	14.09%
Common equity Tier 1 capital to risk-weighted assets	14.09%
Tier 1 capital to average assets	8.67%
Capital conservation buffer ratio(1)	7.34%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of September 30, 2020 and December 31, 2019.

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

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio greater than 9%, have less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The CARES Act temporarily lowered the tier 1 leverage ratio requirement to 8% until December 31, 2020. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the "well-capitalized" ratio requirements under the prompt corrective action regulations and will not be required to report or calculate risk-based capital. Although, the Company did not opt into the CBLR framework at September 30, 2020, it may opt into the CBLR framework in a future quarterly period.

During the fourth quarter of 2019, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company may repurchase up to $5.0 million of the Company’s outstanding common stock. The stock repurchase plan was authorized to run through December 31, 2020, unless the entire amount authorized to be repurchased has been acquired before that date. During the first nine months of 2020, the Company repurchased and retired 129,035 shares at an average price paid per share of $16.05, for a total of $2.1 million. The Company did not repurchase any shares of its common stock during 2019.

COVID-19 Pandemic Impact on Capital Resources

The Company will continue to update its enterprise risk assessment and capital plan as the operating environment develops. During the third quarter of 2020, the Company’s stock repurchase plan remained suspended due to the economic uncertainty caused by the pandemic.  As a result of the updated capital plan, the Company issued $5.0 million of subordinated debt in June 2020, primarily to further strengthen holding company liquidity and remain a source of strength for the Bank in the event of a severe economic downturn. The Company may also use the proceeds of the issuance for general corporate purposes, including the potential repayment of the Company’s existing subordinated debt, which becomes callable in January 2021. The updated capital plan also required consideration of whether to continue the Company’s cash dividend payments to common shareholders.  The Company declared and paid an $0.11 per share dividend during the third quarter, which was unchanged from the dividend paid in the first and second quarters of 2020.

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

Commitments to extend credit, which amounted to $112.2 million at September 30, 2020, and $92.5 million at December 31, 2019, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At September 30, 2020 and December 31, 2019, the Bank had $10.6 million and $11.0 million in outstanding standby letters of credit, respectively.

At September 30, 2020, the Bank had $15.2 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest for periods that end between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At September 30, 2020, the cash flow hedges had a fair value of $134 thousand, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 16 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

The Company had no purchases of its common stock during the three months ended September 30, 2020 pursuant to the stock repurchase plan.

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

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from First National Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	November 9, 2020
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	November 9, 2020
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer