Form 10-K
period 2020-12-31
FIRST NATIONAL CORP /VA/
filed 2021-03-31
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-38874

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2020 was $59,149,339.

The number of outstanding shares of common stock as of March 30, 2021 was 4,868,462.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2021 Annual Meeting of Shareholders – Part III

Part I

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and the impact of the Company’s acquisition (the Merger) of The Bank of Fincastle (Fincastle), including the expected levels of merger related expenses to be incurred by the Company and the potential impact of the Merger on the Company’s and First Bank’s (the Bank) liquidity and capital levels, as well as certain financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability of the Company and the Bank to realize the anticipated benefits of the Merger, including the ability to close the Merger within the expected time frame, or at all, and to successfully integrate Fincastle’s systems and processes into the Company’s systems and processes;
•	expected revenue synergies and cost savings from the Merger that may not be fully realized or realized within the expected time frame;
•	revenues following the Merger that may be lower than expected;
•	customer and employee relationships and business operations as a result of disruptions caused by the Merger;
•	the effects of the COVID-19 pandemic, including its potential adverse effect on economic conditions and the Company's employees, customers, credit quality, and financial performance;
•	general business conditions, as well as conditions within the financial markets;
•	general economic conditions, including unemployment levels and slowdowns in economic growth;
•	the Company’s branch and market expansions, technology initiatives and other strategic initiatives;
•	the impact of competition from banks and non-banks, including financial technology companies (Fintech);
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

On February 18, 2021, the Company, the Bank and Fincastle entered into an agreement and plan of merger, pursuant to which Fincastle will merge with and into First Bank, with First Bank being the surviving entity in the Merger.  Upon completion of the Merger, each outstanding share of Fincastle common stock will be converted into the right to receive, without interest, one of the following: (i) $3.30 in cash, (ii) a number of shares of the Company’s common stock equal to the 0.1649 shares of the Company’s  common stock for each share of Fincastle common stock, or (iii) a combination of cash and the Company’s common stock. Fincastle shareholders will have the right to elect the form of consideration paid, subject to the limitations that 80% of Fincastle’s outstanding shares of common stock will be exchanged for the Company’s common stock and 20% of Fincastle’s outstanding shares of common stock will be exchanged for cash consideration. If Fincastle shareholders elect for more than 20% of Fincastle’s outstanding shares of common stock to be exchanged for cash consideration, the Company has the unilateral right to increase the amount of cash paid up to 22% of Fincastle’s outstanding shares of common stock.

Completion of the Merger is subject to the approval of the respective shareholders of Fincastle and the Company, regulatory approvals, and other customary closing conditions. Pursuant to the Agreement, three directors of Fincastle will be invited to serve on the boards of directors of the Company and the Bank.  The transaction is expected to close in the third quarter of 2021.

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

The Company believes its competitive advantages include long-term customer relationships, local management and directors, a commitment to excellent customer service, dedicated and loyal employees, and the support of and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-sized businesses, non-profit organizations, and local governmental entities within its communities. The Company’s primary operating subsidiary, First Bank, generally has a strong deposit share of the markets it serves. According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2020, the Bank was ranked third overall in its market area with 10.53% of the total deposit market.

No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.

Employees

At December 31, 2020, the Bank employed a total of 150 full-time equivalent employees. The Company considers relations with its employees to be excellent.

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

The minimum capital level requirements applicable to the Bank under the rules are as follows: a common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements of 2.5% of risk-weighted assets. This resulted in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of December 31, 2020 and December 31, 2019, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at December 31, 2020:

First Bank
Total capital to risk-weighted assets	15.82%
Tier 1 capital to risk-weighted assets	14.57%
Common equity Tier 1 capital to risk-weighted assets	14.57%
Tier 1 capital to average assets	8.80%
Capital conservation buffer ratio(1)	7.82%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Bank’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of December 31, 2020 and December 31, 2019.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revised the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provided a new standardized approach for operational risk capital. Under the proposed framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.

On September 17, 2019 the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act (the Economic Growth Act). The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio greater than 9%, have less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The Coronavirus Aid, Relief and Economic Security (CARES) Act temporarily lowered the tier 1 leverage ratio requirement to 8% until December 31, 2020. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the "well-capitalized" ratio requirements under the prompt corrective action regulations and will not be required to report or calculate risk-based capital. Although the Bank did not opt into the CBLR framework at December 31, 2020, it may opt into the CBLR framework in a future quarterly period. For further discussion regarding the CARES Act, see "CARES Act" below.

DepositInsurance. Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (the DIF) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

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

Prompt Corrective Action. Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of “well capitalized” as of December 31, 2020.

Community Reinvestment Act. The Bank is subject to the requirements of the CRA. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low and moderate income neighborhoods. If the Bank receives a rating from the Federal Reserve of less than "satisfactory" under the CRA, restrictions on operating activities could be imposed. In 2018, the most recent notification from the Federal Reserve, the Bank received a "satisfactory" CRA rating.

Privacy Legislation. Several regulations issued by federal banking agencies also provide new protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

Anti-Money Laundering Laws and Regulations.  The Bank is subject to several federal laws that are designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities (“AML laws”). This category of laws includes the Bank Secrecy Act of 1970, the Money Laundering Control Act of 1986, the USA PATRIOT Act of 2001, and the Anti-Money Laundering Act of 2020.  The Anti-Money Laundering Act of 2020, the most sweeping anti-money laundering legislation in 20 years, requires various federal agencies to promulgate regulations implementing a number of its provisions.

The AML laws and their implementing regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The AML laws and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. To comply with these obligations, the Company has implemented appropriate internal practices, procedures, and controls.

Cybersecurity. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the Bank fails to meet the expectations set forth in this regulatory guidance, it could be subject to various regulatory actions and any remediation efforts may require significant resources of the Bank. In addition, all federal and state bank regulatory agencies continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.

In December 2020, the federal banking agencies issued a notice of proposed rulemaking that would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” or a “notification incident.” The proposed rule also would require specific and immediate notifications by bank service providers that become aware of similar incidents.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2020, the Company had not been made aware of any instances of non-compliance with the guidance.

CARES Act. In response to the COVID-19 pandemic, President Trump signed into law the CARES Act on March 27, 2020. Among other things, the CARES Act included the following provisions impacting financial institutions:

•

Community Bank Leverage Ratio. The CARES Act directs federal bank regulators to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal bank regulators issued two interim final rules implementing this directive. One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.

•

Temporary Troubled Debt Restructurings (TDR) Relief. The CARES Act allows banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking regulators are required to defer to the determination of the banks making such suspension.  The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extended this temporary relief until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.

•	Small Business Administration (SBA) Paycheck Protection Program. The CARES Act created the SBA’s Paycheck Protection Program. Under the Paycheck Protection Program, funds were authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions, including the Bank, that process loan applications and service the loans.

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

The extent to which the pandemic impacts the Company's business, liquidity, financial condition and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. In addition, the rapidly changing and unprecedented nature of COVID-19 heightens the inherent uncertainty of forecasting future economic conditions and their impact on the Company's loan portfolio, thereby increasing the risk that the assumptions, judgments and estimates used to determine the allowance for loan losses and other estimates are incorrect. During the fourth quarter of 2020, the Bank modified certain loan agreements to provide payment relief to its customers experiencing business interruptions from the pandemic by providing interest only payments for periods ranging between 6 and 24 months. The extent of asset quality deterioration that could result from the modified loans may be impacted by the continuation of customers’ business interruptions beyond the modification periods. As a result of these and other conditions, the ultimate impact of the pandemic is highly uncertain and subject to change, and the Company cannot predict the full extent of the impacts on its business, its operations or the global economy as a whole.

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

We rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. While we have policies and procedures designed to prevent or limit the effect of a possible security breach, our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses, or other malicious code, and other events that could have a security impact. To date, the Company has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but the Company’s systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Company and its customers. If one or more such events occur, this potentially could jeopardize our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our or our customers’ operations, or result in the loss of money. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

The Company may be required to transition from the use of the London Interbank Offered Rate (LIBOR) index in the future.

The Company has certain variable-rate loans indexed to LIBOR to calculate the loan interest rate. The United Kingdom Financial Conduct Authority, which regulates LIBOR, has previously announced that the continued availability of the LIBOR on the current basis is not guaranteed after 2021. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, federal bank regulators have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

It is difficult to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based variable-rate loans, as well as LIBOR-based securities, subordinated notes, trust preferred securities, or other securities or financial arrangements. The transition to alternative reference rate for new contracts, or the implementation of a substitute index or indices for the calculation of interest rates under the Company’s existing loan agreements with borrowers or other financial arrangements, could change the Company’s market risk profile, interest margin, interest spread and pricing models, may cause the Company to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept a substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have a material adverse effect on the Company’s results of operations.

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

With the incoming Biden administration, a Democratic controlled Congress, and changes in leadership at federal agencies such as the CFPB, we expect that financial institutions will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices. Future legislation, regulation and government policy could affect the banking industry as a whole, including the Company’s business and results of operations, in ways that are difficult to predict. In addition, the Company’s results of operations could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

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

Risks Related to the Acquisition of Fincastle

Combining Fincastle into the Company may be more difficult, costly or time-consuming than we expect.

The success of the Merger will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the business of Fincastle into the business of the Company without materially disrupting the existing customer relationships of Fincastle or the Company. If the Company is not able to achieve these objectives, the anticipated benefits and cost savings of the Merger may not be realized fully, or at all, or may take longer to realize than expected.

The success of the Merger will depend, in part, on the Company’s ability to successfully combine the businesses of the Company and Fincastle. To realize these anticipated benefits, the Company will integrate Fincastle’s business into its own. The integration process in the Merger could result in the disruption of ongoing business, inconsistencies in standards, controls, procedures, and policies that affect adversely the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the Merger. If the Company experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized, fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be disruptions that cause the Company to lose customers or cause customers to withdraw their deposits from Fincastle or the Bank, or other unintended consequences that could have a material adverse effect on the Company’s results of operations or financial condition after the Merger. These integration matters could have an adverse effect on the Company for an indeterminate period after consummation of the Merger.

The Company may not be able to effectively integrate the operations of Fincastle into the Bank.

The future operating performance of the Company and the Bank will depend, in part, on the success of the merger of Fincastle with and into the Bank. The success of the subsidiary bank merger will, in turn, depend on a number of factors, including the Company’s ability to (i) integrate the operations and branches of Fincastle and the Bank, (ii) retain the deposits and customers of Fincastle and the Bank, (iii) control the incremental increase in noninterest expense arising from the Merger in a manner that enables the combined bank to improve its overall operating efficiencies, and (iv) retain and integrate the appropriate personnel of Fincastle into the operations of the Bank, and reduce overlapping bank personnel. The integration of Fincastle and the Bank will require the dedication of the time and resources of the Bank’s management and may temporarily distract management’s attention from the day-to-day business of the Bank. If the Bank is unable to successfully integrate Fincastle, the Bank may not be able to realize expected operating efficiencies and eliminate redundant costs.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger may be completed, the Company and the Bank must obtain approvals from the Federal Reserve and the SCC. Other approvals, waivers or consents from regulators may also be required. These regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger and the subsidiary bank merger, imposing additional costs on the combined company or limiting the revenues of the combined company, any of which might have an adverse effect on the combined company following the Merger.

A significant delay in the completion of the Merger could have a material adverse effect on the Company and Fincastle as a combined company.

The merger agreement with Fincastle is subject to a number of conditions that must be fulfilled in order to complete the Merger. Those conditions include, among others: (1) approval of the Merger by the Company’s and Fincastle’s shareholders, (2) receipt of all required approvals from bank regulatory authorities and expiration of all applicable waiting periods, (3) absence of any law or order prohibiting or restricting the completion of the Merger, and (4) effectiveness of the Company’s registration statement filed with the SEC. Certain costs relating to the Merger, such as legal, accounting and financial advisory fees, must be paid even if the Merger is not completed. If the Merger is not completed, we would have to recognize these expenses and our management would have committed substantial time and resources without realizing the expected benefits of the Merger.

If these conditions to the completion of the Merger are not fulfilled when expected and, as a result, the completion of the Merger is delayed, the diversion of management attention from pursuing other opportunities, the constraints in the merger agreement on the ability to make significant changes to each company’s ongoing business during the pendency of the Merger, the incurrence of additional merger related expenses, and other market and economic factors could have a material adverse effect on the combined company's business, financial condition and results of operations.

The Company and Fincastle will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company and Fincastle. These uncertainties may impair the Company’s and Fincastle’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company and Fincastle to seek to change existing business relationships with the Company and Fincastle. Retention of certain employees by the Company and Fincastle may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the Company or Fincastle. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or Fincastle, the Company’s or Fincastle’s business, or the business of the combined company following the Merger, could be harmed. In addition, subject to certain exceptions, the Company and Fincastle have each agreed to operate its business in the ordinary course prior to closing and refrain from taking certain specified actions until the Merger occurs, which may prevent Fincastle from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

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

The Company, through its primary operating subsidiary, First Bank, owns or leases buildings that are used in the normal course of business. The Company’s headquarters is located at 112 West King Street, Strasburg, Virginia. The Bank owns or leases various other offices in the counties and cities in which it operates. At December 31, 2020, the Bank operated 14 branches throughout the Shenandoah Valley and the central Virginia regions. The Bank also operates a loan production office and a customer service center in a retirement community in the Shenandoah Valley region. The Company’s operations center is in Strasburg, Virginia. All of the Company’s properties are in good operating condition and are adequate for the Company’s present and future needs. See Note 1, “Nature of Banking Activities and Significant Accounting Policies,” Note 6, “Premises and Equipment,” and Note 17, "Lease Commitments," in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information with respect to the amounts at which Bank premises and equipment are carried and commitments under long-term leases.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Shares of the common stock of the Company are traded on the Nasdaq Capital Market stock exchange under the symbol “FXNC.” As of March 19, 2021 the Company had 521 shareholders of record and approximately 754 additional beneficial owners of shares of common stock.

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2019, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company may have repurchased up to $5.0 million of its outstanding common stock. Repurchases under the plan could have been made through privately negotiated transactions or in the open market in accordance with SEC rules. The Company's Board of Directors authorized the purchase plan through December 31, 2020, unless the entire amount authorized to be repurchased had been acquired before that date. As of December 31, 2020, the Company made aggregate common stock repurchases of 129,035 shares for an aggregate cost of $2.1 million under the purchase plan. The Company has not authorized another stock repurchase plan due to the potential impact of the pandemic on the economy and the Bank’s customers.

The Company had no purchases of its common stock during the three months ended December 31, 2020 pursuant to the stock repurchase plan.

Item 6.	Selected Financial Data

The following is selected financial data for the Company for the last five years. This information has been derived from audited financial information included in Item 8 of this Form 10-K (in thousands, except ratios and per share amounts).

	As of and for the years ended December 31,
	2020	2019	2018	2017	2016
Results of Operations
Interest and dividend income	$32,851	$32,897	$31,138	$27,652	$25,237
Interest expense	3,383	4,887	3,512	2,386	1,982
Net interest income	29,468	28,010	27,626	25,266	23,255
Provision for loan losses	3,000	450	600	100	—
Net interest income after provision for loan losses	26,468	27,560	27,026	25,166	23,255
Noninterest income	8,225	8,552	9,157	8,292	8,493
Noninterest expense	23,786	24,318	23,761	23,284	23,488
Income before income taxes	10,907	11,794	12,422	10,174	8,260
Income tax expense	2,049	2,238	2,287	3,726	2,353
Net income	$8,858	$9,556	$10,135	$6,448	$5,907
Key Performance Ratios
Return on average assets	0.98%	1.23%	1.34%	0.89%	0.84%
Return on average equity	10.92%	13.19%	16.36%	11.57%	12.00%
Net interest margin (1)	3.50%	3.88%	3.93%	3.77%	3.61%
Efficiency ratio (1)	62.52%	65.28%	63.05%	66.42%	71.05%
Dividend payout	24.23%	18.70%	9.78%	10.73%	10.01%
Equity to assets	8.93%	9.65%	8.85%	7.87%	7.28%
Per Common Share Data
Net income, basic	$1.82	$1.92	$2.05	$1.30	$1.20
Net income, diluted	1.82	1.92	2.04	1.30	1.20
Cash dividends	0.44	0.36	0.20	0.14	0.12
Book value at period end	17.47	15.54	13.45	11.76	10.58
Financial Condition
Assets	$950,932	$800,048	$752,969	$739,110	$716,000
Loans, net	622,429	569,412	537,847	516,875	480,746
Securities	156,334	140,416	144,953	139,033	149,748
Deposits	842,461	706,442	670,566	664,980	645,570
Shareholders’ equity	84,916	77,219	66,674	58,154	52,151
Average shares outstanding, diluted	4,880	4,968	4,956	4,944	4,928
Capital Ratios (2)
Leverage	8.80%	10.13%	9.26%	8.46%	8.48%
Risk-based capital ratios:
Common equity Tier 1 capital	14.57%	13.99%	12.71%	12.09%	12.38%
Tier 1 capital	14.57%	13.99%	12.71%	12.09%	12.38%
Total capital	15.82%	14.84%	13.62%	13.12%	13.47%

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

The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2020 and 2019 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

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

Primary expense categories are salaries and employee benefits, which comprised 56% of noninterest expenses during 2020, followed by occupancy and equipment expense, which comprised 14% of noninterest expenses. The provision for loan losses is also a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for loan losses.

COVID-19 Pandemic Update

Operations

During the fourth quarter of 2020, the Bank continued to follow its Pandemic Plan that strives to protect the health of its employees and customers, while continuing to deliver essential banking services. In response to an increasing number of COVID-19 cases in our communities during the fourth quarter, the Bank re-entered phase one of its plan on December 9, 2020 after operating under phase two of its plan since July 1, 2020. Phase one of the plan limits access to banking offices while delivering a majority of its banking services through branch drive throughs, ATMs, and mobile and internet banking platforms.

Paycheck Protection Program

The Bank participated as a lender in the U.S. Small Business Administration’s (SBA) Paycheck Protection Program (PPP) to support local small businesses and non-profit organizations during 2020. During the second and third quarters, the Bank originated $76.6 million of PPP loans, received $2.5 million of loan fees, and incurred $535 thousand of loan origination costs. The original PPP provided forgivable loans over a five-month period before it stopped accepting applications in August of 2020. The loan fees are being accreted into earnings evenly over the life of the loans, net of the loan costs, through interest and fees on loans. At December 31, 2020, PPP loan balances totaled $64.7 million with approximately 99% of the loan balances maturing in the second quarter of 2022 and approximately 1% of loan balances maturing in the second quarter of 2025. PPP loans to customers who had requested debt forgiveness and were waiting to be notified of forgiveness decisions from the SBA totaled $2.0 million at December 31, 2020.

Congress revived the PPP (new PPP) as part of the COVID-19 relief bill that was signed into law on December 27, 2020. The Bank began participating as a lender in the new PPP in January of 2021. As of February 28, 2021, the Bank had originated $18.9 million of new PPP loans. Loan fees received on new PPP loans will also be accreted into earnings evenly over the life of the loans, net of the loan costs, through interest and fees on loans. These new PPP loans will mature in the first quarter of 2026.

Asset Quality Impact

The pandemic has negatively impacted the financial condition of certain loan customers. The Bank expects certain sectors of its commercial real estate loan portfolio, including retail shopping, lodging and leisure, may experience elevated financial pressure in future periods. Those sectors comprised 5%, 5% and 2% of the loan portfolio, respectively, excluding PPP loans, at December 31, 2020. The Bank also expects that loans in those same sectors of its commercial and industrial loan portfolio may experience financial pressure in future periods. The magnitude of the potential decline in the Bank’s loan quality in future periods will likely depend on the duration of the pandemic and the extent that the Bank’s customers experience business interruptions.

Loan Modifications

In response to the unknown impact of the pandemic on the economy and its customers, the Bank created and implemented a loan payment deferral program for individual and business customers beginning in the first quarter of 2020, which provided them the opportunity to defer monthly payments for 90 days. At June 30, 2020, loans participating in the program totaled $182.6 million. More than 99% of these loans resumed regular payments during the second half of the year after their deferral periods ended. Loans that remained in the program totaled $1.2 million at December 31, 2020. These loans were not considered troubled debt restructurings (TDRs) because they were modified in accordance with relief provisions of the CARES Act and recent interagency regulatory guidance.

During the fourth quarter of 2020, the Bank modified terms of certain loans for customers that continued to be negatively impacted by the pandemic. The loan modifications lowered borrower loan payments by allowing interest only payments for periods ranging between 6 and 24 months. All loans modified were in the Bank’s commercial real estate loan portfolio and totaled $14.3 million at December 31, 2020. The loans were comprised of $12.8 million in the lodging sector and $1.5 million in the leisure sector. These loans were not considered TDRs because they were modified in accordance with relief provisions of the CARES Act.

Capital

The Company issued $5.0 million of subordinated debt in June 2020 as a result of its enterprise risk management and capital planning. The purpose of the issuance was primarily to further strengthen holding company liquidity and to remain a source of strength for the Bank in the event of a severe economic downturn. The Company may also use the proceeds of the issuance for general corporate purposes, including the potential repayment of the Company’s existing subordinated debt issued in 2015, which became callable on a quarterly basis beginning January 1, 2021. The subordinated debt issued in 2020 consists of a 5.50% fixed-to-floating rate subordinated note due 2030 issued to an institutional investor and was structured to qualify as Tier 2 capital under bank regulatory guidelines.

The Company’s stock repurchase plan remained suspended during the fourth quarter of 2020 and ended on December 31, 2020. The Company has not authorized another stock repurchase plan due to the potential impact of the pandemic on the economy and the Bank’s customers. The Company continued to pay cash dividends on common stock of $0.11 per share during each quarter of 2020.

Overview of Financial Performance and Condition

Net income decreased by $698 thousand to $8.9 million, or $1.82 per diluted share, for the year ended December 31, 2020, compared to $9.6 million, or $1.92 per diluted share, for the same period in 2019. Return on average assets was 0.98% and return on average equity was 10.92% for the year ended December 31, 2020, compared to 1.23% and 13.19%, respectively, for the year ended December 31, 2019.

The $698 thousand decrease in net income for the year ended December 31, 2020 resulted primarily from a $2.6 million increase in provision for loan losses and a $327 thousand, or 4%, decrease in noninterest income, compared to the same period of 2019. These unfavorable variances were partially offset by a $1.5 million, or 5%, increase in net interest income and a $532 thousand, or 2%, decrease in noninterest expenses.

Net interest income increased primarily from a decrease in interest expense on deposits, which was attributable to reductions in interest rates paid. Average earning asset balances increased 16%, while the net interest margin decreased 38 basis points to 3.50% for the year ended December 31, 2020, compared to 3.88% for the same period in 2019. Noninterest income decreased primarily from lower service charges on deposit accounts, which was partially offset by higher amounts of wealth management fees and fees for other customer services. Noninterest expense decreased primarily from lower salaries and employee benefits expense, marketing expense, and other operating expense, which were partially offset by higher FDIC assessment.

Based on management’s analysis and the supporting allowance for loan loss calculation, a provision for loan losses of $3.0 million was recorded during the year ended December 31, 2020, compared to a provision for loan losses of $450 thousand during the year ended December 31, 2019. The increase in provision for loan losses was attributable to increases in both the general and specific reserve components of the allowance for loan losses.

For a more detailed discussion of the Company's performance, see "Net Interest Income," "Provision for Loan Losses," "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Acquisition of The Bank of Fincastle

On February 18, 2021, the Company entered into an agreement to acquire Fincastle for an aggregate purchase price of approximately $31.6 million of cash and stock. The Company expects to complete the acquisition in the third quarter of 2021. With the addition of Fincastle, the Company would have had approximately $1.2 billion in assets, $868.0 million in total gross loans outstanding and $1.0 billion in total deposits on a combined basis at December 31, 2020. After the acquisition is completed, the former Fincastle branches will continue to operate as The Bank of Fincastle, a division of First Bank, until the systems conversion is expected to be completed in the fourth quarter of 2021. The Company did not incur any merger related expenses for the year ended December 31, 2020 in connection with its acquisition of Fincastle. The Company estimates that it will incur aggregate pre-tax merger related costs of approximately $4.2 million during 2021.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding OREO expense, amortization of intangibles, and gains/(losses) on disposal of premises and equipment, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding securities gains. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	2020	2019
Noninterest expense	$23,786	$24,318
Subtract: other real estate owned expense, net	—	(1)
Subtract: amortization of intangibles	(151)	(302)
Add/(Subtract): gains/(losses) on disposal of premises and equipment, net	29	(14)
	$23,664	$24,001
Tax-equivalent net interest income	$29,666	$28,217
Noninterest income	8,225	8,552
Subtract: securities gains, net	(40)	(1)
	$37,851	$36,768
Efficiency ratio	62.52%	65.28%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	2020	2019
GAAP measures:
Interest income - loans	$29,497	$28,958
Interest income - investments and other	3,354	3,939
Interest expense - deposits	(2,589)	(4,104)
Interest expense - federal funds purchased	—	(1)
Interest expense – subordinated debt	(501)	(360)
Interest expense – junior subordinated debt	(293)	(420)
Interest expense - other borrowings	—	(2)
Total net interest income	$29,468	$28,010
Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$34	$40
Tax benefit realized on non-taxable interest income - municipal securities	164	167
Total tax benefit realized on non-taxable interest income	$198	$207
Total tax-equivalent net interest income	$29,666	$28,217

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At December 31, 2020, commitments to extend credit, stand-by letters of credit, and rate lock commitments totaled $136.0 million.

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

Also included in this category are loans originated under the SBA's PPP. PPP loans are fully guaranteed by the SBA, and in some cases borrowers may be eligible to obtain forgiveness of the loans, in which case loans would be repaid by the SBA.

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

Net Interest Income

For the year ended December 31, 2020, net interest income increased $1.5 million, or 5%, to $29.5 million, compared to $28.0 million for the same period in 2019. The increase resulted from a $1.5 million, or 31%, decrease in total interest expense. Total interest and dividend income, on a taxable-equivalent basis, decreased $55 thousand to $33.0 million, compared to $33.1 million for 2019. The net interest margin decreased 38 basis points to 3.50% for the year ended December 31, 2020, compared to 3.88% for the same period in 2019. Growth in average earning assets of $118.8 million, or 16%, was partially offset by the decrease in the net interest margin.

The decrease in total interest expense resulted primarily from a $1.5 million, or 37%, decrease in interest expense on deposits, which was attributable to reduced interest rates paid on deposits. A 36 basis point decrease in the cost of interest-bearing deposits was partially offset by the impact of a $63.4 million, or 13%, increase in average interest-bearing deposits. A 49 basis point reduction in the cost of interest-bearing checking accounts and a 77 basis point reduction in the cost of money market accounts made the largest contributions to the decrease in interest expense.

The decrease in total interest and dividend income, on a taxable-equivalent basis, resulted primarily from a 65 basis point decrease in the yield on earning assets, which was mostly offset by a $118.8 million, or 16%, increase in average earning assets. The decrease in the yield on earning assets resulted from a 25 basis point decrease in the yield on securities, a 41 basis point decrease in the yield on loans, and a 175 basis point decrease in the yield on interest-bearing deposits in banks. The loan yield was negatively impacted by PPP loans earning a 1.00% interest rate. Additionally, the mix of earning assets had an unfavorable impact on the yield on average earning assets as lower yielding interest-bearing deposits in banks increased from 3% to 10% of average earning assets.

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

The ability of loan customers to make loan payments and the potential of decreasing loan demand may depend on the length of time and extent the Bank’s loan customers experience business interruptions from the pandemic. During 2020, the Bank modified certain loan agreements to provide payment relief to its customers by providing interest only payments for periods ranging between 6 and 24 months. The extent of asset quality deterioration that could result from the modified loans may be impacted by the continuation of customers' business interruptions beyond the modification periods.

The following table provides information on average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2020, 2019, and 2018, as well as amounts and rates of tax equivalent interest earned and interest paid (dollars in thousands). The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components (in thousands).

Average Balances, Income and Expense, Yields and Rates (Taxable Equivalent Basis)
	Years Ending December 31,
	2020			2019			2018
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Interest-bearing deposits in other banks	$81,193	$190	0.23%	$25,347	$503	1.98%	$30,776	$539	1.75%
Securities:
Taxable	112,146	2,448	2.18%	109,622	2,705	2.47%	119,010	3,024	2.54%
Tax-exempt (1)	27,557	781	2.83%	27,145	795	2.93%	26,032	773	2.97%
Restricted	1,844	99	5.36%	1,746	103	5.93%	1,591	91	5.70%
Total securities	141,547	3,328	2.35%	138,513	3,603	2.60%	146,633	3,888	2.65%
Loans: (2)
Taxable	620,250	29,367	4.73%	559,743	28,805	5.15%	525,396	26,707	5.08%
Tax-exempt (1)	3,664	164	4.49%	4,299	193	4.48%	4,769	211	4.42%
Total loans	623,914	29,531	4.73%	564,042	28,998	5.14%	530,165	26,918	5.08%
Federal funds sold	9	—	0.10%	2	—	1.70%	1	—	2.04%
Total earning assets	846,663	33,049	3.90%	727,904	33,104	4.55%	707,575	31,345	4.43%
Less: allowance for loan losses	(6,137)			(4,921)			(5,032)
Total nonearning assets	60,690			53,950			51,914
Total assets	$901,216			$776,933			$754,457
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$193,870	$690	0.36%	$163,408	$1,381	0.85%	$159,290	$1,075	0.67%
Money market accounts	149,029	701	0.47%	113,180	1,405	1.24%	87,693	697	0.79%
Savings accounts	111,693	67	0.06%	106,934	70	0.07%	122,497	92	0.07%
Certificates of deposit:
Less than $100	59,726	453	0.76%	66,066	479	0.73%	73,262	393	0.54%
Greater than $100	50,176	677	1.35%	51,432	763	1.48%	48,679	497	1.02%
Brokered deposits	579	1	0.26%	643	6	0.91%	389	1	0.33%
Total interest-bearing deposits	565,073	2,589	0.46%	501,663	4,104	0.82%	491,810	2,755	0.56%
Federal funds purchased	1	—	1.58%	30	1	2.59%	2	—	2.30%
Subordinated debt	7,527	501	6.65%	4,974	360	7.23%	4,957	360	7.26%
Junior subordinated debt	9,279	293	3.16%	9,279	420	4.53%	9,279	397	4.28%
Other borrowings	—	—	—%	41	2	6.21%	6	—	2.47%
Total interest-bearing liabilities	581,880	3,383	0.58%	515,987	4,887	0.95%	506,054	3,512	0.69%
Noninterest-bearing liabilities
Demand deposits	236,061			186,615			185,024
Other liabilities	2,182			1,880			1,446
Total liabilities	820,123			704,482			692,524
Shareholders’ equity	81,093			72,451			61,933
Total liabilities and shareholders’ equity	$901,216			$776,933			$754,457
Net interest income		$29,666			$28,217			$27,833
Interest rate spread			3.32%			3.60%			3.74%
Cost of funds			0.41%			0.70%			0.51%
Interest expense as a percent of average earning assets			0.40%			0.67%			0.50%
Net interest margin			3.50%			3.88%			3.93%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $198 thousand for 2020, and $207 thousand for 2019 and 2018.
(2)	Loans placed on a non-accrual status are reflected in the balances.

	Volume and Rate
	Years Ending December 31,
	2020			2019
	Volume Effect	Rate Effect	Change in Income/Expense	Volume Effect	Rate Effect	Change in Income/Expense
Interest-bearing deposits in other banks	$(522)	$209	$(313)	$(143)	$107	$(36)
Loans, taxable	2,288	(1,726)	562	1,733	365	2,098
Loans, tax-exempt	(29)	—	(29)	(21)	3	(18)
Securities, taxable	63	(320)	(257)	(236)	(83)	(319)
Securities, tax-exempt	11	(25)	(14)	32	(10)	22
Securities, restricted	7	(11)	(4)	9	3	12
Federal funds sold	—	—	—	—	—	—
Total earning assets	$1,818	$(1,873)	$(55)	$1,374	$385	$1,759
Checking	$331	$(1,022)	$(691)	$27	$279	$306
Money market accounts	733	(1,437)	(704)	239	469	708
Savings accounts	1	(4)	(3)	(22)	—	(22)
Certificates of deposits:
Less than $100	(46)	20	(26)	(34)	120	86
Greater than $100	(19)	(67)	(86)	30	236	266
Brokered deposits	(1)	(4)	(5)	1	4	5
Federal funds purchased	(1)	—	(1)	1	—	1
Subordinated debt	167	(26)	141	—	—	—
Junior subordinated debt	—	(127)	(127)	—	23	23
Other borrowings	(1)	(1)	(2)	2	—	2
Total interest-bearing liabilities	$1,164	$(2,668)	$(1,504)	$244	$1,131	$1,375
Change in net interest income	$654	$795	$1,449	$1,130	$(746)	$384

Provision for Loan Losses

The provision for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio.

The Bank recorded a provision for loan losses of $3.0 million for 2020, which resulted in a total allowance for loan losses of $7.5 million, or 1.19% of total loans, at December 31, 2020. This compared to a provision for loan losses of $450 thousand for 2019, which resulted in an allowance for loan losses of $4.9 million, or 0.86% of total loans, at the prior year end.

The provision for loan losses for the year ended December 31, 2020 resulted from net charge-offs on loans and increases in both the general and specific reserve components of the allowance for loan losses. Net charge-offs totaled $449 thousand for the year ended December 31, 2020, compared to $525 thousand of net charge-offs for the same period of 2019. The general reserve component of the allowance for loan losses increased primarily from adjustments to qualitative factors, which resulted from the Bank's observation of unfavorable changes in economic indicators impacted by the pandemic, consideration of risks associated with loans modified for interest-only payments in accordance with the CARES Act, and an increase in substandard loan amounts. The increase in the specific reserve component of the allowance for loan losses included reserves placed on newly identified impaired loans during the year.

For the year ended December 31, 2019, the provision for loan losses resulted from net charge-offs on loans and an increase in the general reserve component of the allowance for loan losses that were partially offset by a decrease in the specific reserve component. The general reserve increased during the period, primarily from the impact of loan growth during the year and changes in qualitative adjustments. The specific reserve decreased from improvements in collateral positions on impaired loans, principal payments received, and the resolution of certain impaired loans.

The Company has consistently applied its allowance for loan loss methodology and regularly reviews the three year historical charge-off look back period to ensure it is indicative of the risk that remains in the loan portfolio. The Company does not believe that net charge-offs experienced in 2021 will be significantly different from the prior three year look back period. For more detail of net charge-offs, see the allowance for loan losses table in "Asset Quality" below.

COVID-19 Pandemic Impact on Provision for Loan Losses

The Bank may experience higher provision for loan losses in future periods from factors including higher specific reserves on newly identified impaired loans, higher levels of net charge-offs, and additional adjustments to qualitative factors in the general reserve component of the allowance for loan losses. The Bank believes the length of time and extent that the Bank’s customers experience business interruptions from the pandemic will impact the amount of provision for loan losses in future periods.

Noninterest Income

Noninterest income decreased $327 thousand, or 4%, to $8.2 million for the year ended December 31, 2020, compared to $8.6 million for the same period in 2019. The decrease in noninterest income was primarily attributable to an $898 thousand, or 31%, decrease in service charges on deposit accounts from lower deposit overdraft fees. This decrease was partially offset by a $340 thousand, or 18%, increase in wealth management fees and a $297 thousand, or 43%, increase in fees for other customer services. Wealth management fees increased primarily from higher balances of assets under management during the year ended December 31, 2020 compared to the same period one year ago. Assets under management increased as a result of new business relationships and from growth in the market values of existing accounts. The increase in fees for other customer services was primarily a result of fee income from brokered residential mortgage loans.

COVID-19 Pandemic Impact on Noninterest Income

The number of customer overdrafts and resulting income from service charges on deposits decreased significantly during 2020.  The Bank believes this may have resulted from a reduction in consumer spending due to government stay at home orders, social distancing and an increase in unemployment. The lower amount of overdrafts may have also been impacted by receipt of government stimulus checks and an increase in the average balances of customer deposit accounts. The Bank also suspended certain overdraft fees at the beginning of the second quarter in an effort to provide relief to its customers who may have experienced financial difficulties related to the pandemic. The suspension of the overdraft fees ended on September 30, 2020.  Service charges on deposits may continue to remain at recent levels, or decrease, depending on factors that include customer spending behaviors and the balance of deposit accounts.

ATM and check card fee revenue may also be lower in future periods as customers may spend and visit ATM machines less during periods of uncertainty. Wealth management revenue may decrease in future periods if the market values of investments decline and mortgage fee income may decrease if the number of home purchases and refinancing activity slows in the Bank's market area.

Noninterest Expense

Noninterest expense decreased $532 thousand, or 2%, to $23.8 million for the year ended December 31, 2020, compared to $24.3 million for the same period in 2019. The decrease in noninterest expense was primarily attributable to a $246 thousand, or 2%, decrease in salaries and employee benefits, a $296 thousand, or 45%, decrease in marketing expense, and a $431 thousand, or 15%, decrease in other operating expense. The decrease in salaries and employee benefits resulted primarily from the deferral of $535 thousand of salary costs to originate PPP loans during the second and third quarters of 2020. Marketing expense decreased from a combination of reduced spending on marketing campaigns during the year and elevated expenses during 2019 from the timing of marketing initiatives. Other operating expense decreased primarily from lower dues and subscription costs, education and training costs, registration and licensing fees, travel costs, debit card losses, employee recruiting fees, and loan servicing costs for purchased loans. These decreases were partially offset by a $202 thousand increase in FDIC assessment from the use of small bank assessment credits during 2019.

The $535 thousand of deferred salary costs described above were netted against $2.5 million of loan fee income, and are being accreted into earnings evenly over the life of the loans through interest and fees on loans. Approximately 99% of the PPP loans originated in 2020 will mature in the second quarter of 2022 and approximately 1% of the loans will mature in the  quarter of 2025. If loans are paid off or forgiven prior to maturity dates, the remaining balance of net deferred loan fees would be recognized during the same period.

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

Income Taxes

Income tax expense decreased by $189 thousand for the year ended December 31, 2020, compared to the same period of 2019. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2020 and 2019. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and income from bank owned life insurance. For a more detailed discussion of the Company’s income tax expense, see Note 11 to the Consolidated Financial Statements included in this Form 10-K.

Financial Condition

General

Total assets increased $150.9 million to $950.9 million at December 31, 2020, compared to $800.0 million at December 31, 2019. The increase was primarily attributable to a $53.0 million increase in net loans, a $15.9 million increase in securities, and a $78.0 million increase in interest-bearing deposits in banks. The increase in net loans included $64.7 million of PPP loans at December 31, 2020.

At December 31, 2020, total liabilities increased $143.2 million to $866.0 million compared to $722.8 million at December 31, 2019. The increase was primarily attributable to a $136.0 million increase in total deposits. Proceeds from PPP loan originations and the receipt of government stimulus checks by customers during the year contributed to the increase in deposits. Noninterest-bearing demand deposits and savings and interest-bearing deposits increased $73.6 million and $79.8 million, respectively, while time deposits decreased $17.4 million. Subordinated debt also increased during 2020 as the Company issued a 5.50% fixed-to-floating rate subordinated note with a principal amount of $5.0 million to an institutional investor.

Total shareholders' equity increased $7.7 million to $84.9 million at December 31, 2020, compared to $77.2 million at December 31, 2019. The increase was primarily attributable to a $6.7 million increase in retained earnings and a $2.7 million increase in accumulated other comprehensive income. These increases were partially offset by a $1.7 million decrease in common stock and surplus, which resulted primarily from stock repurchases in the first quarter of 2020 under the Company's stock repurchase plan. Tangible common equity totaled $84.9 million at December 31, 2020, an increase of 10% compared to $77.0 million at December 31, 2019. The Company's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

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

Loans, net of allowance for loan losses, increased $53.0 million to $622.4 million at December 31, 2020, compared to $569.4 million at December 31, 2019. Commercial and industrial loans increased by $59.7 million during 2020, followed by commercial real estate loans and residential real estate loans that increased by $10.3 million and $6.4 million, respectively. These increases were partially offset by construction loans, consumer loans, and other loans that decreased by $15.8 million, $4.2 million, and $812 thousand, respectively. The increase in commercial and industrial loans included $64.7 million of PPP loans at December 31, 2020.

The Bank’s loan portfolio is summarized in the table below for the periods indicated (dollars in thousands).

	Loan Portfolio
	At December 31,
	2020		2019		2018		2017		2016
Commercial, financial, and agricultural	$109,838	17.44%	$50,153	8.73%	$44,605	8.22%	$38,763	7.42%	$29,981	6.17%
Real estate - construction	27,328	4.34%	43,164	7.51%	45,867	8.45%	35,927	6.88%	34,699	7.14%
Real estate - mortgage:
Residential (1-4 family)	235,814	37.43%	229,438	39.95%	215,945	39.78%	208,177	39.87%	198,763	40.89%
Other real estate loans	246,883	39.19%	236,555	41.19%	219,553	40.44%	222,256	42.56%	211,210	43.45%
Consumer	6,601	1.05%	10,774	1.88%	12,336	2.27%	12,333	2.36%	4,875	1.00%
All other loans	3,450	0.55%	4,262	0.74%	4,550	0.84%	4,745	0.91%	6,539	1.35%
Total loans	$629,914	100%	$574,346	100%	$542,856	100%	$522,201	100%	$486,067	100%
Less: allowance for loan losses	7,485		4,934		5,009		5,326		5,321
Loans, net of allowance for loan losses	$622,429		$569,412		$537,847		$516,875		$480,746

There was no category of loans that exceeded 10% of outstanding loans at December 31, 2020 that were not disclosed in the above table.

The following table sets forth the maturities of the loan portfolio at December 31, 2020 (in thousands):

	Remaining Maturities of Selected Loans
	At December 31, 2020
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial, financial, and agricultural	$14,947	$88,336	$6,555	$109,838
Real estate construction and land development	12,884	6,582	7,862	27,328
Real estate - mortgage:
Residential (1-4 family)	7,318	13,579	214,917	235,814
Other real estate loans	13,160	28,320	205,403	246,883
Consumer	790	5,686	125	6,601
All other loans	14	3,436	—	3,450
Total loans	$49,113	$145,939	$434,862	$629,914

For maturities over one year:
Fixed rates	$341,629
Variable rates	239,172
	$580,801

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank did not have any assets classified as OREO at December 31, 2020 or December 31, 2019.

Non-performing assets totaled $6.7 million and $1.5 million at December 31, 2020 and 2019, representing 0.71% and 0.18% of total assets, respectively. Non-performing assets consisted only of non-accrual loans at December 31, 2020 and December 31, 2019.

At December 31, 2020, 66% of non-performing assets were commercial real estate loans, 23% were commercial and industrial loans, 7% were residential real estate loans, and 4% were construction and land development loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $1.4 million and $3.4 million at December 31, 2020 and December 31, 2019, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing totaled $302 thousand at December 31, 2020, which was comprised of two loans expected to pay all principal and interest amounts contractually due to the Bank and one purchased consumer loan. Consumer loans purchased at origination are charged-off when they are greater than 120 days past due. There were $97 thousand of loans greater than 90 days past due and still accruing at December 31, 2019.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $7.5 million at December 31, 2020 and $4.9 million at December 31, 2019, representing 1.19% and 0.86% of total loans, respectively. After analyzing the composition of the loan portfolio, related credit risks, and changes in asset quality during recent years, the Company determined that the three year loss period and the qualitative adjustment factors that established the general reserve component of the allowance for loan losses were appropriate at December 31, 2020. For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.

Recoveries of loan losses of $160 thousand and $9 thousand were recorded in the construction and land development and consumer and other loan classes, respectively, during the year ended December 31, 2020. The recovery of loan losses in the construction and land development loan class resulted primarily from a decrease in the general reserve. The decrease in the general reserve for the construction and land development loan class resulted primarily from the impact of a decrease in loans. The recovery of loan losses in the consumer and other loan class resulted from a decrease in the general reserve, which was partially offset by net charge offs on loans. The decrease in the general reserve for the consumer and other loan class resulted from the impact of a decrease in loans and improvements in the historical loss rate. These recoveries were offset by provision for loan losses totaling $3.2 million in the 1-4 family residential, other real estate, and commercial and industrial loan classes. For more detailed information regarding the provision for loan losses, see Note 4 to the Consolidated Financial Statements included in this Form 10-K.

Impaired loans totaled $6.7 million and $1.5 million at December 31, 2020 and 2019, respectively. The related allowance for loan losses required for these loans totaled $2.2 million and $33 thousand at December 31, 2020 and December 31, 2019, respectively. The average recorded investment in impaired loans during 2020 and 2019 was $3.9 million and $1.9 million, respectively. Included in the impaired loans total are loans classified as TDRs totaling $6.0 million and $360 thousand at December 31, 2020 and 2019, respectively. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of December 31, 2020, none of these TDRs were performing under the restructured terms and all were considered non-performing assets.

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

	Allowance for Loan Losses
	At December 31,
	2020	2019	2018	2017	2016
Balance, beginning of period	$4,934	$5,009	$5,326	$5,321	$5,524
Loans charged-off:
Commercial, financial and agricultural	69	2	10	—	—
Real estate-construction and land development	—	2	—	—	—
Real estate-mortgage
Residential (1-4 family)	—	58	55	126	83
Other real estate loans	—	27	—	—	165
Consumer	715	795	1,104	607	540
All other loans	—	—	—	—	—
Total loans charged off	$784	$884	$1,169	$733	$788
Recoveries:
Commercial, financial and agricultural	$18	$8	$8	$10	$11
Real estate-construction and land development	2	50	—	11	4
Real estate-mortgage
Residential (1-4 family)	8	9	13	302	293
Other real estate loans	2	1	5	50	2
Consumer	305	291	225	263	275
All other loans	—	—	1	2	—
Total recoveries	$335	$359	$252	$638	$585
Net charge-offs	$449	$525	$917	$95	$203
Provision for loan losses	3,000	450	600	100	—
Balance, end of period	$7,485	$4,934	$5,009	$5,326	$5,321
Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	0.09%	0.17%	0.02%	0.04%

The following table shows the balance of the Bank’s allowance for loan losses allocated to each major category of loans and the ratio of related outstanding loan balances to total loans (dollars in thousands).

	Allocation of Allowance for Loan Losses
	At December 31,
	2020		2019		2018		2017		2016
Commercial, financial and agricultural	$784	17.44%	$562	8.73%	$464	8.22%	$418	7.42%	$380	6.17%
Real estate-construction and land development	306	4.34%	464	7.51%	561	8.45%	414	6.88%	441	7.14%
Real estate- mortgage
Residential (1-4 family)	1,022	37.43%	776	39.95%	895	39.78%	775	39.87%	1,019	40.89%
Other real estate loans	4,956	39.19%	2,296	41.19%	2,160	40.44%	2,948	42.56%	3,142	43.45%
Consumer	382	1.05%	797	1.88%	887	2.27%	725	2.36%	267	1.00%
All other loans	35	0.55%	39	0.74%	42	0.84%	46	0.91%	72	1.35%
	$7,485	100.0%	$4,934	100.0%	$5,009	100.0%	$5,326	100.0%	$5,321	100.0%

The following table provides information on the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	Non-performing Assets
	At December 31,
	2020	2019	2018	2017	2016
Non-accrual loans	$6,714	$1,459	$3,172	$937	$1,520
Other real estate owned	—	—	—	326	250
Total non-performing assets	$6,714	$1,459	$3,172	$1,263	$1,770
Loans past due 90 days accruing interest	302	97	235	183	116
Total non-performing assets and past due loans	$7,016	$1,556	$3,407	$1,446	$1,886
Troubled debt restructurings	$5,976	$360	$467	$333	$460
Allowance for loan losses to period end loans	1.19%	0.86%	0.92%	1.02%	1.09%
Non-performing assets to period end loans	1.07%	0.25%	0.58%	0.24%	0.36%

COVID-19 Pandemic Impact on Asset Quality

The Bank anticipates the pandemic to have an unfavorable impact on the financial condition of many of its customers, and as a result, identified the related credit risk within its loan portfolio throughout 2020 with the goal of mitigating the risk and minimizing potential loan charge-offs. Management expects significant pressure on several sectors of the loan portfolio may continue, including those listed in the following table (dollars in thousands).

	December 31, 2020
	Loan Balance	Percent of Total Loans
Industry
Retail / shopping	$29,080	4.62%
Lodging	25,189	4.00%
Leisure	10,368	1.65%
Total	$64,637	10.27%

The Bank's asset quality was negatively impacted by higher levels of nonaccrual loans in 2020 compared to 2019. The magnitude of the potential decline in the Bank’s asset quality will likely depend on the severity and length of time and extent that the Bank’s customers experience business interruptions from the pandemic. The Bank modified loan agreements during the fourth quarter of 2020 for certain business customers to provide payment relief for periods that ranged between 6 and 24 months. These loans were not considered TDRs because they were modified in accordance with relief provisions of the CARES Act. The extent of asset quality deterioration that could result from these modified loans will be impacted by the continuation of customers' business interruptions beyond the modification periods.

Securities

Securities at December 31, 2020 totaled $156.3 million, an increase of $15.9 million, or 11%, from $140.4 million at the end of 2019. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of December 31, 2020, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $4.0 million and $1.3 million at December 31, 2020 and 2019, respectively. Gross unrealized losses in the available for sale portfolio totaled $82 thousand and $339 thousand at December 31, 2020 and 2019, respectively. Gross unrealized gains in the held to maturity portfolio totaled $509 thousand and $99 thousand at December 31, 2020 and 2019, respectively. There were no gross unrealized losses in the held to maturity portfolio at December 31, 2020. Gross unrealized losses in the held to maturity portfolio totaled $80 thousand at December 31, 2019. Investments in an unrealized loss position were considered temporarily impaired at December 31, 2020 and 2019. The change in the unrealized gains and losses of investment securities from December 31, 2019 to December 31, 2020 was related to changes in market interest rates and was not related to credit concerns of the issuers.

The following table summarizes the Company’s securities portfolio on the dates indicated (in thousands).

	Securities Portfolio
	At December 31,
	2020	2019	2018
Securities available for sale, at fair value:
U.S. agency and mortgage-backed securities	$101,598	$94,905	$84,922
Obligations of state and political subdivisions	38,627	26,078	14,935
	$140,225	$120,983	$99,857
Securities held to maturity, at amortized cost
U.S. agency and mortgage-backed securities	$9,588	$12,528	$27,420
Obligations of state and political subdivisions	3,146	3,599	14,488
Corporate debt securities	1,500	1,500	1,500
	$14,234	$17,627	$43,408
Restricted securities, at cost
Federal Home Loan Bank stock	$818	$776	$763
Federal Reserve Bank stock	980	980	875
Community Bankers’ Bank stock	77	50	50
	$1,875	$1,806	$1,688
Total securities	$156,334	$140,416	$144,953

The following table shows the maturities of debt and restricted securities at amortized cost and market value at December 31, 2020 and approximate weighted average yields of such securities (dollars in thousands). Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 21% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and re-pricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities, see Note 2 to the Consolidated Financial Statements included in this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis
	At December 31, 2020
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Equity Securities	Total
U.S. agency and mortgage-backed securities
Amortized cost	$—	$12,354	$24,261	$71,821	$108,436
Market value	$—	$12,860	$25,091	$73,499	$111,450
Weighted average yield	—%	2.50%	2.20%	1.74%	1.93%
Obligations of state and political subdivisions
Amortized cost	$593	$5,797	$16,509	$17,754	$40,653
Market value	$596	$5,980	$17,076	$18,261	$41,913
Weighted average yield	2.99%	2.62%	2.53%	2.58%	2.57%
Corporate debt securities
Amortized cost	$—	$1,500	$—	$—	$1,500
Market value	$—	$1,605	$—	$—	$1,605
Weighted average yield	—%	6.77%	—%	—%	6.77%
Restricted securities
Amortized cost	$—	$—	$—	$1,875	$1,875
Market value	$—	$—	$—	$1,875	$1,875
Weighted average yield	—%	—%	—%	5.36%	5.36%
Total portfolio
Amortized cost	$593	$19,651	$40,770	$91,450	$152,464
Market value	$596	$20,445	$42,167	$93,635	$156,843
Weighted average yield (1)	2.99%	2.86%	2.33%	1.97%	2.19%

(1)	Yields on tax-exempt securities have been calculated on a tax-equivalent basis.

The above table was prepared using the contractual maturities for all securities with the exception of mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO). Both MBS and CMO securities were recorded using the yield book prepayment model that incorporates four causes of prepayments including home sales, refinancing, defaults, and curtailments/full payoffs.

As of December 31, 2020, the Company did not own securities of any issuer for which the aggregate book value of the securities of such issuer exceeded ten percent of shareholders’ equity.

Deposits

At December 31, 2020, deposits totaled $842.5 million, an increase of $136.0 million, from $706.4 million at December 31, 2019. There was a change in the deposit mix when comparing the periods. At December 31, 2020, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 31%, 57%, and 12% of total deposits, respectively, compared to 27%, 56%, and 17% at December 31, 2019.

The following tables include a summary of average deposits and average rates paid and maturities of CD’s greater than $100,000 (dollars in thousands).

	Average Deposits and Rates Paid
	Year Ended December 31,
	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$236,061	—%	$186,615	—%	$185,024	—%
Interest-bearing deposits:
Interest checking	$193,870	0.36%	$163,408	0.85%	$159,290	0.67%
Money market	149,029	0.47%	113,180	1.24%	87,693	0.79%
Savings	111,693	0.06%	106,934	0.07%	122,497	0.07%
Time deposits:
Less than $100	59,726	0.76%	66,066	0.73%	73,262	0.54%
Greater than $100	50,176	1.35%	51,432	1.48%	48,679	1.02%
Brokered deposits	579	0.26%	643	0.91%	389	0.33%
Total interest-bearing deposits	$565,073	0.46%	$501,663	0.82%	$491,810	0.56%
Total deposits	$801,134		$688,278		$676,834

	Maturities of CD’s Greater than $100,000
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2020	$12,939	$4,821	$10,321	$14,218	$42,299

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

At December 31, 2020, cash, interest-bearing and noninterest-bearing deposits with banks, securities, and loans maturing within one year totaled $177.0 million. At December 31, 2020, 8% or $49.1 million of the loan portfolio matured within one year. Non-deposit sources of available funds totaled $237.7 million at December 31, 2020, which included $160.3 million of secured funds available from Federal Home Loan Bank of Atlanta (FHLB), $51.0 million of unsecured federal funds lines of credit with other correspondent banks, and $26.4 million available through the Federal Reserve Discount Window.

On February 18, 2021, the Company entered into an agreement to acquire Fincastle for an aggregate purchase price of approximately $31.6 million of cash and stock. Cash consideration will total 20% and remaining 80% of the consideration will be from the issuance of Company common stock. The Company estimates that it will incur aggregate pre-tax merger related costs of approximately $4.2 million during 2021.

COVID-19 Pandemic Impact on Liquidity

Although the Bank’s liquidity has not been negatively impacted by the pandemic during 2020, it could be reduced in future periods.  Factors that could reduce the Bank’s liquidity include a reduction in cash inflows from loan customers if they would experience financial difficulties and are not able to make contractual payments. Other factors that could reduce liquidity include decreasing customer deposit balances, increasing customer draws on their lines of credit with the Bank, and a reduction in the available lines of credit from correspondent banks. The Bank actively manages and monitors liquidity risk in order to maintain sufficient liquidity to meet the demand from its customers.

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

At December 31, 2020 and 2019, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2020	2019
Commitments to extend credit and unfunded commitments under lines of credit	$114,892	$92,528
Stand-by letters of credit	10,675	10,950

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

At December 31, 2020, the Bank had $10.4 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest for periods that end between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At December 31, 2020, the cash flow hedges had a fair value of $431 thousand, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 24 to the Consolidated Financial Statements included in this Form 10-K.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer was phased-in over four years and, as fully implemented effective January 1, 2019, requires a buffer of 2.5% of risk-weighted assets. This results in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of December 31, 2020 and December 31, 2019, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table summarizes the Bank’s regulatory capital and related ratios at December 31, 2020, 2019, and 2018 (dollars in thousands).

	Analysis of Capital
	At December 31,
	2020	2019	2018
Common equity Tier 1 capital	$84,032	$80,505	$69,688
Tier 1 capital	84,032	80,505	69,688
Tier 2 capital	7,211	4,934	5,009
Total risk-based capital	91,243	85,439	74,697
Risk-weighted assets	576,612	575,569	548,236
Capital ratios:
Common equity Tier 1 capital ratio	14.57%	13.99%	12.71%
Tier 1 capital ratio	14.57%	13.99%	12.71%
Total capital ratio	15.82%	14.84%	13.62%
Leverage ratio (Tier 1 capital to average assets)	8.80%	10.13%	9.26%
Capital conservation buffer ratio(1)	7.82%	6.84%	5.62%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of December 31, 2020 and 2019.

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

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The CARES Act temporarily lowered the tier 1 leverage ratio requirement to 8% until December 31, 2020. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the "well-capitalized" ratio requirements under the prompt corrective action regulations and will not be required to report or calculate risk-based capital. Although the Bank did not opt into the CBLR framework at December 31, 2020, it may opt into the CBLR framework in a future quarterly period. For further discussion regarding the CARES Act, see "Supervision and Regulation" included in Item 1 of this Form 10-K.

During the fourth quarter of 2019, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company may have repurchased up to $5.0 million of its outstanding common stock. The stock repurchase plan was authorized to run through December 31, 2020, unless the entire amount authorized to be repurchased had been acquired before that date. As of December 31, 2020, the Company had repurchased and retired 129,035 shares at an average price paid per share of $16.05, for a total of $2.1 million. The Company did not repurchase any shares of its common stock during 2019.

The Company’s capital resources may be affected by the Company’s acquisition of Fincastle, which is expected to be completed in the third quarter of 2021. Fincastle shareholders are expected to receive aggregate merger consideration of $6.7 million in cash and approximately 1.3 million shares of the Company’s common stock. First Bank is not expected to pay a significant dividend to the Company prior to the completion of the merger to fund the cash portion of the purchase price and the Company’s merger related expenses. Although First Bank’s capital is not expected to be impacted by a significant dividend, the acquisition of Fincastle is expected to generate goodwill and other intangible assets that will be excluded from the regulatory capital of First Bank, which may result in a decrease in First Bank’s regulatory capital ratios. Additionally, the Company expects to incur aggregate pre-tax merger related expenses of approximately $4.2 million during 2021. For the year ended December 31, 2020, the Company did not incur any merger related expenses. First Bank expects that it will remain well-capitalized following the completion of the Company’s acquisition of Fincastle.

COVID-19 Pandemic Impact on Capital Resources

The Company will continue to update its enterprise risk assessment and capital plan as the operating environment develops. As a result of its risk assessments and capital planning, the Company issued $5.0 million of subordinated debt in June 2020, primarily to further strengthen holding company liquidity and remain a source of strength for the Bank in the event of a severe economic downturn. The Company may also use the proceeds of the issuance for general corporate purposes, including the potential repayment of the Company’s existing subordinated debt, which became callable on a quarterly basis beginning in January 2021. The Company’s stock repurchase plan remained suspended during the second, third and fourth quarters of 2020 and ended on December 31, 2020. The Company has not authorized another stock repurchase plan due to the potential impact of the pandemic on the economy and the Bank’s customers. The capital planning process also included consideration of whether to continue the Company’s cash dividend payments to common shareholders during 2020.  The Company declared and paid an $0.11 per share during each quarter of 2020.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements included in this Form 10-K, for discussion of recent accounting pronouncements.

Quarterly Results

The table below lists the Company’s quarterly performance for the years ended December 31, 2020 and 2019 (in thousands, except per share data).

	2020
	Fourth	Third	Second	First	Total
Interest and dividend income	$8,095	$8,343	$8,245	$8,168	$32,851
Interest expense	638	769	834	1,142	3,383
Net interest income	7,457	7,574	7,411	7,026	29,468
Provision for (recovery of) loan losses	(200)	1,500	800	900	3,000
Net interest income after provision for (recovery of) loan losses	7,657	6,074	6,611	6,126	26,468
Noninterest income	2,152	2,201	1,773	2,099	8,225
Noninterest expense	5,894	6,135	5,613	6,144	23,786
Income before income taxes	3,915	2,140	2,771	2,081	10,907
Income tax expense	759	386	528	376	2,049
Net income	$3,156	$1,754	$2,243	$1,705	$8,858
Net income per share, basic	$0.65	$0.36	$0.46	$0.34	$1.82
Net income per share, diluted	$0.65	$0.36	$0.46	$0.34	$1.82

	2019
	Fourth	Third	Second	First	Total
Interest and dividend income	$8,306	$8,354	$8,214	$8,023	$32,897
Interest expense	1,231	1,283	1,249	1,124	4,887
Net interest income	7,075	7,071	6,965	6,899	28,010
Provision for loan losses	250	—	200	—	450
Net interest income after provision for loan losses	6,825	7,071	6,765	6,899	27,560
Noninterest income	2,341	2,191	2,035	1,985	8,552
Noninterest expense	5,804	6,186	6,230	6,098	24,318
Income before income taxes	3,362	3,076	2,570	2,786	11,794
Income tax expense	646	583	484	525	2,238
Net income	$2,716	$2,493	$2,086	$2,261	$9,556
Net income per share, basic	$0.55	$0.50	$0.42	$0.46	$1.92
Net income per share, diluted	$0.55	$0.50	$0.42	$0.46	$1.92

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

To the Shareholders	March 31, 2021
First National Corporation
Strasburg, Virginia

MANAGEMENT’S REPORT REGARDING THE EFFECTIVENESS OF INTERNAL CONTROLS

OVER FINANCIAL REPORTING

The management of First National Corporation (the Company) is responsible for the preparation, integrity and fair presentation of the financial statements included in the annual report as of December 31, 2020. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to ensure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2020. Management’s assessment did not determine any material weakness within the Company’s internal control structure. The Company’s annual report does not include an attestation report of the Company’s registered public accounting firm, Yount, Hyde & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management’s report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

The 2020 end of year consolidated financial statements have been audited by the independent registered public accounting firm of Yount, Hyde & Barbour, P.C. (YHB). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

First National Corporation

Strasburg, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First National Corporation and subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Loans Collectively Evaluated for Impairment – Qualitative Factors

Description of the Matter

As described in Note 1 (Nature of Banking Activities and Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) to the consolidated financial statements, the Company establishes an allowance for loan losses that represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible.  The Company’s allowance for loan losses consists of specific and general components.  The general component covers loans that are not considered impaired and is based on historical loss experience adjusted for qualitative factors. At December 31, 2020, the general component represented $5,262,000 of the total allowance for loan losses of $7,485,000. The qualitative factors are assigned by management by loan type based on delinquencies and asset quality, national and local economic trends, effects of changes in the value of underlying collateral, trends in the volume and nature of loans, effects of changes in lending policy, experience and depth of management, concentrations of credit, quality of the loan review system, and effect of external factors such as competition and regulatory requirements.  Qualitative factors can change from period to period based on management’s assessment and the relative weights given to each factor.

Management exercised significant judgment when assessing the qualitative factors in estimating the allowance for loan losses. We identified the assessment of the qualitative factors as a critical audit matter as auditing the qualitative factors involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

•	Obtain an understanding of controls over the evaluation of qualitative factors, including management's development and review of the data inputs used as the basis for the allocation factors and management's review and approval of the reasonableness of the assumptions used to develop the qualitative adjustments.
•	Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:
•	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
•	Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors.
•	Evaluating the qualitative factors for directional consistency and for reasonableness.
•	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company's auditor since 1988.

Winchester, Virginia

March 31, 2021

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

December 31, 2020 and 2019

(in thousands, except share and per share data)

	2020	2019
Assets
Cash and due from banks	$13,115	$9,675
Interest-bearing deposits in banks	114,182	36,110
Securities available for sale, at fair value	140,225	120,983
Securities held to maturity, at amortized cost (fair value, 2020, $14,743; 2019, $17,646)	14,234	17,627
Restricted securities, at cost	1,875	1,806
Loans held for sale	245	167
Loans, net of allowance for loan losses, 2020, $7,485, 2019, $4,934	622,429	569,412
Premises and equipment, net	19,319	19,747
Accrued interest receivable	2,717	2,065
Bank owned life insurance	17,916	17,447
Core deposit intangibles, net	19	170
Other assets	4,656	4,839
Total assets	$950,932	$800,048

Liabilities & Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$263,229	$189,623
Savings and interest-bearing demand deposits	479,035	399,255
Time deposits	100,197	117,564
Total deposits	$842,461	$706,442
Subordinated debt	9,991	4,983
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	4,285	2,125
Total liabilities	$866,016	$722,829

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2020, 4,860,399 shares, 2019, 4,969,716 shares	6,075	6,212
Surplus	6,151	7,700
Retained earnings	69,292	62,583
Accumulated other comprehensive income, net	3,398	724
Total shareholders’ equity	$84,916	$77,219
Total liabilities and shareholders’ equity	$950,932	$800,048

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Years Ended December 31, 2020 and 2019

(in thousands, except per share data)

	2020	2019
Interest and Dividend Income
Interest and fees on loans	$29,497	$28,958
Interest on deposits in banks	190	503
Interest and dividends on securities:
Taxable interest	2,448	2,705
Tax-exempt interest	617	628
Dividends	99	103
Total interest and dividend income	$32,851	$32,897
Interest Expense
Interest on deposits	$2,589	$4,104
Interest on federal funds purchased	—	1
Interest on subordinated debt	501	360
Interest on junior subordinated debt	293	420
Interest on other borrowings	—	2
Total interest expense	$3,383	$4,887
Net interest income	$29,468	$28,010
Provision for loan losses	3,000	450
Net interest income after provision for loan losses	$26,468	$27,560
Noninterest Income
Service charges on deposit accounts	$2,028	$2,926
ATM and check card fees	2,314	2,330
Wealth management fees	2,208	1,868
Fees for other customer services	983	686
Income from bank owned life insurance	469	456
Net gains on securities available for sale	40	1
Net gains on sale of loans	70	170
Other operating income	113	115
Total noninterest income	$8,225	$8,552

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Years Ended December 31, 2020 and 2019

(in thousands, except per share data)

	2020	2019
Noninterest Expense
Salaries and employee benefits	$13,321	$13,567
Occupancy	1,666	1,652
Equipment	1,707	1,645
Marketing	355	651
Supplies	394	338
Legal and professional fees	1,152	1,086
ATM and check card expenses	980	897
FDIC assessment	247	45
Bank franchise tax	637	538
Data processing expense	759	705
Amortization expense	151	302
Other real estate owned expense, net	—	1
Net (gains) losses on disposal of premises and equipment	(29)	14
Other operating expense	2,446	2,877
Total noninterest expense	$23,786	$24,318
Income before income taxes	$10,907	$11,794
Income tax expense	2,049	2,238
Net income	$8,858	$9,556
Earnings per common share
Basic	$1.82	$1.92
Diluted	$1.82	$1.92

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2020 and 2019

(in thousands)

	2020	2019
Net income	$8,858	$9,556
Other comprehensive income, net of tax:
Unrealized holding gains on available for sale securities, net of tax $629 and $764, respectively	2,366	2,873
Unrealized holding losses on securities transferred from held to maturity to available for sale, net of tax $0 and ($91), respectively	—	(340)
Reclassification adjustment for gains included in net income, net of tax ($8) and $0, respectively	(32)	(1)
Change in fair value of cash flow hedges, net of tax $91 and $0, respectively	340	—
Total other comprehensive income	2,674	2,532
Total comprehensive income	$11,532	$12,088

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Years Ended December 31, 2020 and 2019

(in thousands)

	2020	2019
Cash Flows from Operating Activities
Net income	$8,858	$9,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,316	1,335
Amortization of core deposit intangibles	151	302
Amortization of debt issuance costs	18	18
Origination of loans held for sale	(4,152)	(12,765)
Proceeds from sale of loans held for sale	4,144	13,187
Net gains on sales of loans held for sale	(70)	(170)
Provision for loan losses	3,000	450
Net gains on securities available for sale	(40)	(1)
Increase in cash value of bank owned life insurance	(469)	(456)
Accretion of discounts and amortization of premiums on securities, net	687	592
Accretion of premium on time deposits	(23)	(60)
Stock-based compensation	290	183
Excess tax benefits on stock-based compensation	(2)	(2)
(Gains) losses on disposal of premises and equipment	(29)	14
Deferred income tax benefit	(923)	(8)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(652)	48
Decrease (increase) in other assets	828	(820)
Increase in accrued expenses and other liabilities	2,159	448
Net cash provided by operating activities	$15,091	$11,851
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$34,057	$22,031
Proceeds from maturities, calls, and principal payments of securities held to maturity	3,283	2,240
Purchases of securities available for sale	(50,881)	(17,002)
Net purchase of restricted securities	(69)	(118)
Purchase of premises and equipment, net	(909)	(1,030)
Proceeds from sale of premises and equipment	50	—
Purchase of bank owned life insurance	—	(3,000)
Net increase in loans	(56,017)	(32,015)
Net cash used in investing activities	$(70,486)	$(28,894)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Years Ended December 31, 2020 and 2019

(in thousands)

	2020	2019
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$153,386	$37,531
Net decrease in time deposits	(17,344)	(1,595)
Proceeds from subordinated debt, net of issuance costs	4,990	—
Cash dividends paid on common stock, net of reinvestment	(2,007)	(1,674)
Repurchase of common stock, stock incentive plan	(47)	(20)
Repurchase of common stock, employee stock ownership plan	—	(32)
Repurchase of common stock, stock repurchase plan	(2,071)	—
Net cash provided by financing activities	$136,907	$34,210
Increase in cash and cash equivalents	$81,512	$17,167
Cash and Cash Equivalents
Beginning	45,785	28,618
Ending	$127,297	$45,785
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,457	$4,903
Income taxes	$3,088	$2,178
Supplemental Disclosures of Noncash Transactions
Unrealized gains on securities available for sale	$2,955	$3,636
Unrealized losses on securities transferred from held to maturity to available for sale	$—	$(431)
Fair value of securities transferred from held to maturity to available for sale	$—	$23,036
Change in fair value of cash flow hedges	$431	$—
Issuance of common stock, dividend reinvestment plan	$142	$113

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2020 and 2019

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	$6,197	$7,471	$54,814	$(1,808)	$66,674
Net income	—	—	9,556	—	9,556
Other comprehensive income	—	—	—	2,532	2,532
Cash dividends on common stock ($0.36 per share)	—	—	(1,787)	—	(1,787)
Stock-based compensation	—	183	—	—	183
Issuance of 5,671 shares common stock, dividend reinvestment plan	7	106	—	—	113
Issuance of 8,902 shares common stock, stock incentive plan	12	(12)	—	—	—
Repurchase of 1,006 shares of common stock, stock incentive plan	(2)	(18)	—	—	(20)
Repurchase of 1,545 shares of common stock, employee stock ownership plan	(2)	(30)	—	—	(32)
Balance, December 31, 2019	$6,212	$7,700	$62,583	$724	$77,219

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2019	$6,212	$7,700	$62,583	$724	$77,219
Net income	—	—	8,858	—	8,858
Other comprehensive income	—	—	—	2,674	2,674
Cash dividends on common stock ($0.44 per share)	—	—	(2,149)	—	(2,149)
Stock-based compensation	—	290	—	—	290
Issuance of 9,449 shares common stock, dividend reinvestment plan	11	131	—	—	142
Issuance of 12,492 shares common stock, stock incentive plan	16	(16)	—	—	—
Repurchase of 2,223 shares of common stock, stock incentive plan	(3)	(44)	—	—	(47)
Repurchase of 129,035 shares of common stock, stock repurchase plan	(161)	(1,910)	—	—	(2,071)
Balance, December 31, 2020	$6,075	$6,151	$69,292	$3,398	$84,916

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

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law in March 2020 as a $2 trillion legislative package and the American Rescue Plan Act of 2021 was signed into law in March 2021 and provides an additional $1.9 trillion in spending to address the continued impact of COVID-19. The goal of these legislative measures is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts may have a material impact on the Company’s operations.

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

Results of Operations

The Company’s net interest income could decrease due to COVID-19. In keeping with guidance from regulators, the Company worked with certain COVID-19 affected borrowers to reduce their loan payments by modifying the loan agreements to allow for interest only payments. The loan modification periods ranged from 6 months to 24 months and were intended to provide payment relief to borrowers over the period of time that COVID-19 is expected to continue to negatively affect the profitability of the borrowers’ businesses. Although the modified loan payments have been made as agreed and interest income has been recognized by the Company, should the borrowers be negatively affected by COVID-19 for a period of time that extend beyond the loan modification periods, it’s possible the borrowers may not be able to resume regular principal and interest payments in future periods and the Company may no longer be able to accrue interest income on the loans.  At this time, the Company is unable to project the materiality of such an impact but recognizes the breadth of the economic impact may affect its borrowers' ability to repay in future periods.

The Company’s net interest income could also decrease due to adverse economic conditions that may result from COVID-19 and a related decrease in loan demand, causing a shift in earning asset balances from loans into lower yielding interest-bearing deposits in banks and securities.  The decrease in loan demand could also increase the competition for loans and result in a reduction of loan rates offered by other financial institutions.

The Company's noninterest income could decrease due to COVID-19. Service charges on deposits and ATM and check card income decreased during 2020 and may continue to decrease in future periods from less customer spending and or higher balances of customer deposits. Wealth management revenue may decrease in future periods if the market values of investments decline and mortgage fee income may decrease from less home buying activity in the Company's market area. At this time, the Company is unable to project the materiality of such an impact but recognizes it may unfavorably affect its noninterest income in future periods.

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

Capital and Liquidity

While the Company believes it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by provision for loan losses in future periods. Larger amounts of provision for loan losses may result from factors including higher specific reserves on newly identified and existing impaired loans, higher levels of net charge-offs, and additional adjustments to qualitative factors in the general reserve component of the Bank’s allowance for loan losses. In March 2020, the Company suspended future stock repurchases under its stock repurchase program due to the economic uncertainty caused by the pandemic, and the program remained suspended for the remainder of 2020. In June 2020, the Company issued $5.0 million of subordinated debt to strengthen holding company liquidity and to remain a source of strength to the Bank in the event of a severe economic downturn resulting from the pandemic. The Company will continue to update its enterprise risk assessment and capital plans as the operating environment develops.

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

Lending Operations and Accommodations to Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company offered a payment deferral program, primarily during the second and third quarters of 2020, for its individual and business customers adversely affected by the pandemic that deferred loan payments for up to 90 days. As of December 31, 2020, there were $1.2 million of loans that remained in the program and 99% of the loans that participated in the program returned to current payment status. In accordance with the CARES Act and interagency guidance issued in August 2020, these short-term loan payment deferrals were not considered troubled debt restructurings.

During the fourth quarter of 2020, the Bank modified terms of certain loans for customers that continued to be negatively impacted by the pandemic. The loan modifications lowered borrower loan payments by allowing interest only payments for periods ranging between 6 and 24 months. All loans modified were in the Bank’s commercial real estate loan portfolio and totaled $14.3 million at December 31, 2020. The loans were comprised of $12.8 million in the lodging sector and $1.5 million in the leisure sector.

With the passage of the Paycheck Protection Program (PPP), administered by the Small Business Administration (SBA), the Company actively participated in assisting its customers with applications for resources through the program. During the second and third quarters of 2020, the Bank originated $76.6 million of PPP loans, received $2.5 million of loan fees, and incurred $535 thousand of loan origination costs. The loan fees are being accreted into earnings evenly over the life of the loans, net of the loan costs, through interest and fees on loans. Approximately 99% of the PPP loan balances will mature in the second quarter of 2022 and 1% of the loan balances will mature in the third quarter of 2025. The Company believes the majority of these loans will ultimately be forgiven and repaid by the SBA in accordance with the terms of the program. As of December 31, 2020, PPP loan balances totaled $64.7 million and customers with PPP loan balances totaling $2.0 million had requested debt forgiveness and had not yet been notified by the SBA of their forgiveness decision. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through additional provision for loan losses charged to earnings.

Congress revived the PPP (new PPP) as part of the COVID-19 relief bill that was signed into law on December 27, 2020. The Bank began participating as a lender in the new PPP in January of 2021. As of February 28, 2021, the Bank originated $18.9 million of new PPP loans. Loan fees received on new PPP loans will also be accreted into earnings evenly over the life of the loans, net of the loan costs, through interest and fees on loans. These new PPP loans will mature in the first quarter of 2026.

Asset Quality

The economic impact of the pandemic had an unfavorable impact on the financial condition of certain Bank customers. The Bank entered into loan modification agreements in the fourth quarter of 2020 to provide relief to certain customers that were continuing to experience temporary business interruptions from the pandemic. The modifications were designed to help borrowers continue their business operations while minimizing potential loan charge-offs. The Bank expects significant pressure on several sectors of the loan portfolio to continue, including retail shopping, and lodging and leisure, among others.

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

Securities

Investments in debt securities with readily determinable fair values are classified as either held to maturity (HTM), available for sale (AFS), or trading based on management’s intent. Currently, all of the Company’s debt securities are classified as either AFS or HTM. Equity investments in the FHLB, the Federal Reserve Bank of Richmond, and Community Bankers Bank are separately classified as restricted securities and are carried at cost. AFS securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income, and HTM securities are carried at amortized cost. When an individual AFS security is sold, the Company releases the income tax effects associated with the AFS security from accumulated other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains or losses on the sale of securities are recorded on the trade date using the amortized cost of the specific security sold.

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

Commercial and Industrial Loans: Commercial loans may be unsecured or secured with non-real estate commercial property. The Company's banking subsidiary makes commercial loans to businesses located within its market area and also to businesses outside of its market area through loan participations with other financial institutions. Loans originated under the SBA's PPP are also included in this loan class.

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

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status, and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $6.0 million and $360 thousand in loans classified as TDRs as of December 31, 2020 and 2019, respectively.

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

Other Real Estate Owned

Other real estate owned (OREO) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is initially recorded at fair value less estimated costs to sell to establish a new cost basis. OREO is subsequently reported at the lower of cost or fair value less costs to sell, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its distressed asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned. Management reviews the value of other real estate owned each quarter, if any, and adjusts the values as appropriate. Revenue and expenses from operations and changes in the valuation allowance are included in other real estate owned expense.

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

Derivative Financial Instruments

On April 21, 2020, the Company entered into two interest rate swap agreements related to its outstanding junior subordinated debt. The Company recognizes derivative financial instruments at fair value as either an other asset or other liability in its Consolidated Balance Sheets. The Company’s derivative financial instruments are comprised of interest rate swaps that qualify and are designated as cash flow hedges on the Company’s junior subordinated debt. Gains or losses on the Company’s cash flow hedges are reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 24.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There was no liability for unrecognized tax benefits recorded as of December 31, 2020 and 2019. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the consolidated statements of income.

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

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense incurred for 2020 and 2019 was $208 thousand and $449 thousand, respectively.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and changes in fair values of cash flow hedges, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the consolidated financial statements.

Business Combination

On February 18, 2021, the Company entered into an agreement to acquire The Bank of Fincastle (Fincastle) for an aggregate purchase price of $31.6 million of cash and stock. Additional information about the acquisition is presented in Note 25.

Adoption of New Accounting Standards

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

In March 2020 (revised in April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (the agencies) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (ASC 310-40), a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In August 2020, a joint statement on additional loan modifications was issued. Among other things, the Interagency Statement addresses accounting and regulatory reporting considerations for loan modifications, including those accounted for under Section 4013 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  The CARES Act was signed into law on March 27, 2020 to help support individuals and businesses through loans, grants, tax changes and other types of relief. The most significant impacts of the CARES Act related to accounting for loan modifications and establishment of the Paycheck Protection Program (PPP). On December 21, 2020, the Consolidated Appropriates Act of 2021 (CAA) was passed. The CAA extends or modifies many of the relief programs first created by the CARES Act, including the PPP and treatment of certain loan modifications related to the COVID-19 pandemic. This interagency guidance is expected to have a material impact on the Company's financial statements; however, this impact cannot be quantified at this time. For further information about the Company's loan modifications in response to COVID-19 to borrowers who were current prior to any relief, see Note 4.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04). These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope” (ASU 2021-01). This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is currently in the process of identifying loans and other financial instruments that are directly or indirectly influenced by LIBOR. The Company is assessing ASU 2020-04 and its impact on the Company's transition away from LIBOR for its loan and other financial instruments.

On March 12, 2020, the SEC finalized amendments to its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and were effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date. Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter. The rule change revises the definition of “accelerated filers” to exclude entities with public float of less than $700 million and less than $100 million in annual revenues. The Company did not to meet this revised category of accelerated filer as of June 30, 2020, and will no longer be considered as such. If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”. The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K.  Non-accelerated filers, such as the Company, also have additional time to file quarterly and annual financial statements. All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for non-accelerated filers. These amendments changed the Company's reporting and audit requirements as it has the additional time provided to file quarterly and annual financial statements and is no longer required to obtain an auditor attestation concerning the internal controls over financial reporting.

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

In October 2020, the FASB issued ASU No. 2020-08, "Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs" (ASU 2020-08). This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is not permitted. All entities should apply ASU 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of states and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at December 31, 2020 and 2019 were as follows (in thousands):

	2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$98,848	$2,830	$(80)	$101,598
Obligations of states and political subdivisions	37,507	1,122	(2)	38,627
Total securities available for sale	$136,355	$3,952	$(82)	$140,225
Securities held to maturity:
U.S. agency and mortgage-backed securities	$9,588	$264	$—	$9,852
Obligations of states and political subdivisions	3,146	140	—	3,286
Corporate debt securities	1,500	105	—	1,605
Total securities held to maturity	$14,234	$509	$—	$14,743
Total securities	$150,589	$4,461	$(82)	$154,968

	2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$94,461	$778	$(334)	$94,905
Obligations of states and political subdivisions	25,607	476	(5)	26,078
Total securities available for sale	$120,068	$1,254	$(339)	$120,983
Securities held to maturity:
U.S. agency and mortgage-backed securities	$12,528	$6	$(80)	$12,454
Obligations of states and political subdivisions	3,599	81	—	3,680
Corporate debt securities	1,500	12	—	1,512
Total securities held to maturity	$17,627	$99	$(80)	$17,646
Total securities	$137,695	$1,353	$(419)	$138,629

At December 31, 2020 and 2019, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	2020
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$17,367	$(80)	$—	$—	$17,367	$(80)
Obligations of states and political subdivisions	1,020	(2)	—	—	1,020	(2)
Total securities available for sale	$18,387	$(82)	$—	$—	$18,387	$(82)

	2019
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$29,853	$(207)	$13,083	$(127)	$42,936	$(334)
Obligations of states and political subdivisions	1,373	(5)	—	—	1,373	(5)
Total securities available for sale	$31,226	$(212)	$13,083	$(127)	$44,309	$(339)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$3,516	$(10)	$5,936	$(70)	$9,452	$(80)
Total securities held to maturity	$3,516	$(10)	$5,936	$(70)	$9,452	$(80)
Total securities	$34,742	$(222)	$19,019	$(197)	$53,761	$(419)

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

At December 31, 2020, there were seven out of one hundred and one U.S. agency and mortgage-backed securities and one out of eighty-four obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 3.5 years at December 31, 2020. At December 31, 2019, there were forty-two out of ninety-four U.S. agency and mortgage-backed securities and three out of seventy-nine obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2019. The weighted- average re-pricing term of the portfolio was 3.7 years at December 31, 2019. The unrealized losses at December 31, 2020 in the U.S. agency and mortgage-backed securities portfolio and the obligations of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at December 31, 2020 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$201	$202	$392	$394
Due after one year through five years	13,608	14,152	6,043	6,293
Due after five years through ten years	38,483	39,790	2,287	2,377
Due after ten years	84,063	86,081	5,512	5,679
	$136,355	$140,225	$14,234	$14,743

Proceeds from maturities, calls, principal payments, and sales of securities available for sale during 2020 and 2019 were $34.1 million and $22.0 million, respectively. Gross gains of $40 thousand and $1 thousand were realized on calls and sales during 2020 and 2019, respectively. The Company did not realize any gross losses on calls or sales during 2020 or 2019.

Proceeds from maturities, calls, and principal payments of securities held to maturity during 2020 and 2019 were $3.3 million and $2.2 million, respectively. There were no sales of securities from the held to maturity portfolio for the years ended December 31, 2020 or 2019. The Company did not realize any gross gains or gross losses on held to maturity securities during 2020 or 2019.

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

Securities having a fair value of $66.5 million and $40.5 million at December 31, 2020 and 2019 were pledged to secure public deposits and for other purposes required by law.

Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2020, and no impairment has been recognized.

The composition of restricted securities at December 31, 2020 and 2019 was as follows (in thousands):

	2020	2019
Federal Home Loan Bank stock	$818	$776
Federal Reserve Bank stock	980	980
Community Bankers’ Bank stock	77	50
	$1,875	$1,806

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $529 thousand and $514 thousand at December 31, 2020 and 2019, respectively.

Note 3. Loans

Loans at December 31, 2020 and 2019 are summarized as follows (in thousands):

	2020	2019
Real estate loans:
Construction and land development	$27,328	$43,164
Secured by 1-4 family residential	235,814	229,438
Other real estate	246,883	236,555
Commercial and industrial loans	109,838	50,153
Consumer and other loans	10,051	15,036
Total loans	$629,914	$574,346
Allowance for loan losses	(7,485)	(4,934)
Loans, net	$622,429	$569,412

Net deferred loan fees included in the above loan categories were $1.6 million and $340 thousand at December 31, 2020 and 2019, respectively. Consumer and other loans included $143 thousand and $374 thousand of demand deposit overdrafts at December 31, 2020 and 2019, respectively.

The following tables provide a summary of loan classes and an aging of past due loans as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$47	$20	$—	$67	$27,261	$27,328	$276	$—
1-4 family residential	657	125	324	1,106	234,708	235,814	449	298
Other real estate loans	—	131	133	264	246,619	246,883	4,441	—
Commercial and industrial	104	—	—	104	109,734	109,838	1,548	—
Consumer and other loans	16	21	4	41	10,010	10,051	—	4
Total	$824	$297	$461	$1,582	$628,332	$629,914	$6,714	$302

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$136	$30	$166	$42,998	$43,164	$367	$30
1-4 family residential	1,428	306	115	1,849	227,589	229,438	630	67
Other real estate loans	457	—	416	873	235,682	236,555	462	—
Commercial and industrial	45	50	—	95	50,058	50,153	—	—
Consumer and other loans	83	79	—	162	14,874	15,036	—	—
Total	$2,013	$571	$561	$3,145	$571,201	$574,346	$1,459	$97

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$26,896	$—	$432	$—	$27,328
Secured by 1-4 family residential	235,035	—	779	—	235,814
Other real estate loans	242,441	—	4,442	—	246,883
Commercial and industrial	107,383	—	2,455	—	109,838
Consumer and other loans	10,051	—	—	—	10,051
Total	$621,806	$—	$8,108	$—	$629,914

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$42,636	$—	$528	$—	$43,164
Secured by 1-4 family residential	228,029	524	885	—	229,438
Other real estate loans	233,240	537	2,778	—	236,555
Commercial and industrial	48,527	948	678	—	50,153
Consumer and other loans	10,976	4,060	—	—	15,036
Total	$563,408	$6,069	$4,869	$—	$574,346

Note 4. Allowance for Loan Losses

The following tables present, as of December 31, 2020 and 2019, the total allowance for loan losses, the allowance by impairment methodology, and loans by impairment methodology (in thousands).

	December 31, 2020
	Construction and Land Development	Secure by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2019	$464	$776	$2,296	$562	$836	$4,934
Charge-offs	—	—	—	(69)	(715)	(784)
Recoveries	2	8	2	18	305	335
Provision for (recovery of) loan losses	(160)	238	2,658	273	(9)	3,000
Ending Balance, December 31, 2020	$306	$1,022	$4,956	$784	$417	$7,485
Ending Balance:
Individually evaluated for impairment	—	—	2,065	158	—	2,223
Collectively evaluated for impairment	306	1,022	2,891	626	417	5,262
Loans:
Ending Balance	27,328	235,814	246,883	109,838	10,051	629,914
Individually evaluated for impairment	276	449	4,441	1,548	—	6,714
Collectively evaluated for impairment	27,052	235,365	242,442	108,290	10,051	623,200

	December 31, 2019
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2018	$561	$895	$2,160	$464	$929	$5,009
Charge-offs	(2)	(58)	(27)	(2)	(795)	(884)
Recoveries	50	9	1	8	291	359
Provision for (recovery of) loan losses	(145)	(70)	162	92	411	450
Ending Balance, December 31, 2019	$464	$776	$2,296	$562	$836	$4,934
Ending Balance:
Individually evaluated for impairment	22	11	—	—	—	33
Collectively evaluated for impairment	442	765	2,296	562	836	4,901
Loans:
Ending Balance	43,164	229,438	236,555	50,153	15,036	574,346
Individually evaluated for impairment	367	630	462	—	—	1,459
Collectively evaluated for impairment	42,797	228,808	236,093	50,153	15,036	572,887

Impaired loans and the related allowance at December 31, 2020 and 2019, were as follows (in thousands):

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$325	$276	$—	$276	$—	$344	$—
Secured by 1-4 family	568	449	—	449	—	517	1
Other real estate loans	4,492	171	4,270	4,441	2,065	2,623	109
Commercial and industrial	1,582	—	1,548	1,548	158	393	77
Total	$6,967	$896	$5,818	$6,714	$2,223	$3,877	$187

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$401	$70	$297	$367	$22	$369	$1
Secured by 1-4 family	729	488	142	630	11	769	1
Other real estate loans	509	462	—	462	—	766	3
Commercial and industrial	—	—	—	—	—	22	—
Total	$1,639	$1,020	$439	$1,459	$33	$1,926	$5

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

As of December 31, 2020, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $6.0 million. At December 31, 2020, none of the loans classified as TDRs were performing under the restructured terms and all were considered non-performing assets. There were $360 thousand in TDRs at December 31, 2019, none of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were two loans modified as TDRs during the year ended December 31, 2020. A loan secured by commercial real estate was modified as a TDR because the loan was converted to interest only and a commercial and industrial loan was modified as a TDR because interest and principal payments on the loan were deferred for a significant period of time. The TDRs described above increased the specific reserve component of the allowance for loan losses by $2.2 million at December 31, 2020. There was one loan secured by 1-4 family residential real estate modified as a TDR during the year ended December 31, 2019 because the loan was extended with terms considered to be below market. The loan modified as a TDR during 2019 did not have an impact on the allowance for loan losses at  December 31, 2019.

In response to the COVID-19 pandemic, the Company created and implemented a loan payment deferral program for individual and business customers beginning in the first quarter of 2020, which provided them the opportunity to defer monthly payments for 90 days. As of December 31, 2020, loans that remained in the program totaled $1.2 million. These loans were not considered TDRs because they were modified in accordance with relief provisions of the CARES Act and recent interagency regulatory guidance.

During the fourth quarter of 2020, the Company modified terms of certain loans for customers that continued to be negatively impacted by the COVID-19 pandemic. The loan modifications lowered borrower loan payments by allowing interest only payments for periods ranging between 6 and 24 months. As of December 31, 2020, loans that were modified totaled $14.3 million. These loans were not considered TDRs because they were modified in accordance with relief provisions of the CARES Act.

For the years ended December 31, 2020 and 2019, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Management defines default as over 90 days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

There were no non-accrual loans excluded from impaired loan disclosure at December 31, 2020 and December 31, 2019. Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $271 thousand and $96 thousand during the years ended December 31, 2020 and 2019, respectively.

Note 5. Other Real Estate Owned

The Bank did not have any OREO activity during the years ended  December 31, 2020 and 2019. Accordingly, there were no residential real estate properties included in the ending OREO balances above at December 31, 2020 and 2019. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2020.

The Bank did not have any expenses applicable to OREO for the year ended December 31, 2020. Net expenses applicable to OREO, other than the provision for losses, were $1 thousand for the year ended December 31, 2019.

Note 6. Premises and Equipment

Premises and equipment are summarized as follows at December 31, 2020 and 2019 (in thousands):

	2020	2019
Land	$4,717	$4,717
Buildings and leasehold improvements	19,816	19,754
Furniture and equipment	7,550	6,815
Construction in process	16	17
	$32,099	$31,303
Less accumulated depreciation	12,780	11,556
	$19,319	$19,747

Depreciation expense included in operating expenses for 2020 and 2019 was $1.3 million.

Note 7. Deposits

The aggregate amount of time deposits, in denominations of $250 thousand or more, was $12.9 million and $21.4 million at December 31, 2020 and 2019, respectively.

The Bank obtains certain deposits through the efforts of third-party brokers. At December 31, 2020 and 2019, brokered deposits totaled $596 thousand and $556 thousand, respectively, and were included in time deposits on the Company’s consolidated financial statements.

At December 31, 2020, the scheduled maturities of time deposits were as follows (in thousands):

2021	$61,570
2022	14,322
2023	9,562
2024	6,899
2025	7,826
Thereafter	18
$100,197

Note 8. Other Borrowings

The Company had an unsecured line of credit totaling $5.0 million with a non-affiliated bank at December 31, 2020. There were no borrowings outstanding on the line of credit at December 31, 2020. The interest rate on the line of credit floats at Wall Street Journal Prime Rate plus 0.25%, with a floor of 3.50%, and matures on March 25, 2026.

The Bank had unused lines of credit totaling $237.7 million and $218.1 million available with non-affiliated banks at December 31, 2020 and 2019, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $160.3 million at December 31, 2020. The Bank had collateral pledged on the borrowing line at December 31, 2020 and 2019 including real estate loans totaling $221.1 million and $194.9 million, respectively, and FHLB stock with a book value of $818 thousand and $776 thousand, respectively. The Bank did not have borrowings from the FHLB at December 31, 2020 and 2019.

Note 9. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million. The note bears interest at a fixed rate of 6.75% per annum. Debt issuance costs related to the note were fully amortized at December 31, 2020. Unamortized debt issuance costs related to the note were $17 thousand at  December 31, 2019. The note has a maturity date of October 1, 2025. Subject to regulatory approval, the Company may prepay the note, in part or in full, beginning on January 1, 2021 through maturity, at the Company's option, on any scheduled interest payment date.  The Agreement contains customary events of default such as the bankruptcy of the Company and the non-payment of principal or interest when due. The holder of the note may accelerate the repayment of the note only in the event of bankruptcy or similar proceedings and not for any other event of default.

On June 29, 2020, the Company issued an interest only subordinated term note due 2030 in the aggregate principal amount of $5.0 million. The note initially bears interest at a fixed rate of 5.50% per annum. Beginning July 1, 2025, the interest rate shall reset quarterly to an interest rate per annum equal to the current three-month Secured Overnight Financing Rate (SOFR), plus 510 basis points. Unamortized debt issuance costs related to the note were $9 thousand at December 31, 2020. The note has a maturity date of July 1, 2030. Subject to regulatory approval, the Company may prepay the note, in part or in full, beginning on July 1, 2025 through maturity, at the Company's option, on any scheduled interest payment date. The note contains customary events of default such as the bankruptcy of the Company and the non-payment of principal or interest when due. The holder of the note may accelerate the repayment of the note only in the event of bankruptcy or similar proceedings and not for any other event of default.

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

Note 10. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2020 and 2019 was 2.83% and 4.50%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2020 and 2019 was 1.83% and 3.70%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

Note 11. Income Taxes

The Company is subject to U.S. federal and Virginia income tax as well as bank franchise tax in the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2017.

Net deferred tax assets consisted of the following components at December 31, 2020 and 2019 (in thousands):

	2020	2019
Deferred Tax Assets
Allowance for loan losses	$1,572	$1,036
Post-retirement benefits	101	46
Core deposit intangible	381	391
Unvested stock-based compensation	31	18
Limited partnership investments	8	13
Lease liability	72	67
Loan origination fees, net	328	71
	$2,493	$1,642
Deferred Tax Liabilities
Depreciation	$663	$741
Right of use asset	73	68
Unrealized gains on securities available for sale	813	192
Cash flow hedges	91	—
	$1,640	$1,001
Net deferred tax assets	$853	$641

The income tax expense for the years ended December 31, 2020 and 2019 consisted of the following (in thousands):

	2020	2019
Current tax expense	$2,972	$2,246
Deferred tax benefit	(923)	(8)
	$2,049	$2,238

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2020 and 2019, due to the following (in thousands):

	2020	2019
Computed tax expense at statutory federal rate	$2,290	$2,477
Increase in income taxes resulting from:
Other	10	14
Decrease in income taxes resulting from:
Tax-exempt interest and dividend income	(153)	(157)
Income from bank owned life insurance	(98)	(96)
	$2,049	$2,238

Note 12. Funds Restrictions and Reserve Balance

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances, and cash dividends are restricted by federal and state regulatory authorities. At December 31, 2020, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent company, without prior regulatory approval, totaled $14.1 million. The amount of unrestricted funds is generally determined by subtracting the total dividend payments of the Bank from the Bank’s net income for that year, combined with the Bank’s retained net income for the preceding two years.

The Bank is typically required to maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. At December 31, 2020, there was no minimum reserve requirement as a result of a rule adopted by the Federal Reserve in March 2020 eliminating the reserve requirement. For the final weekly reporting period in the year ended December 31, 2019, the aggregate amount of daily average required balances was approximately $8.3 million.

Note 13. Benefit Plans

401(k) Plan

The Company maintains a 401(k) plan (the Plan) for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the Plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution based on years of service to participants who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two Plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the Plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2020 and 2019, expense attributable to the Plan amounted to $815 thousand and $812 thousand, respectively.

Supplemental Executive Retirement Plans

On March 15, 2019, the Company entered into supplemental executive retirement plans and participation agreements with three of its employees. The retirement benefits are fixed and provide for retirement benefits payable in 180 monthly installments. The contribution expense totaled $264 thousand and $220 thousand for the years ended December 31, 2020 and 2019, respectively, and was solely funded by the Company.

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

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2020 and 2019 (dollars in thousands, except per share data):

	2020	2019
(Numerator):
Net income	$8,858	$9,556
(Denominator):
Weighted average shares outstanding – basic	4,878,139	4,964,832
Potentially dilutive common shares – restricted stock units	2,127	3,100
Weighted average shares outstanding – diluted	4,880,266	4,967,932
Income per common share
Basic	$1.82	$1.92
Diluted	$1.82	$1.92

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

At December 31, 2020 and 2019, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2020	2019
Commitments to extend credit and unfunded commitments under lines of credit	$114,892	$92,528
Stand-by letters of credit	10,675	10,950

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

At December 31, 2020, the Bank had $10.4 million in locked-rate commitments to originate mortgage loans and $245 thousand in loans held for sale. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2020 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $41 thousand.

Note 16. Transactions with Related Parties

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. In management’s opinion, these transactions were made on substantially the same terms as those prevailing for other customers.

At December 31, 2020 and 2019, these loans totaled $1.3 million and $299 thousand, respectively. During 2020, total principal additions were $1.2 million and total principal payments were $128 thousand.

Deposits from related parties held by the Bank at December 31, 2020 and 2019 amounted to $6.9 million and $12.9 million, respectively.

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

The following table presents the operating lease right-of-use asset and operating lease liability as of December 31, 2020 and 2019 (in thousands):

	Classification in the Consolidated Balance Sheet	2020	2019
Operating lease right-of-use asset	Other assets	$347	$325
Operating lease liability	Accrued interest payable and other liabilities	341	321

The following table presents the weighted average remaining operating lease term and the weighted average discount rate for operating leases as of December 31, 2020 and 2019:

	2020	2019
Weighted average remaining lease term, in years	3.2	2.9
Weighted average discount rate	1.72%	2.60%

The following table presents the components of operating lease expense and supplemental cash flow information for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Lease Expense
Operating lease expense	$135	$133
Short-term lease expense	2	4
Total lease expense (1)	$137	$137

Cash paid for amounts included in lease liability	$138	$136

(1)	Included in occupancy expense in the Company's consolidated statements of income.

The following table presents a maturity schedule of undiscounted cash flows that contribute to the operating lease liability as of December 31, 2020 (in thousands):

Twelve months ending December 31, 2021	$139
Twelve months ending December 31, 2022	115
Twelve months ending December 31, 2023	42
Twelve months ending December 31, 2024	31
Twelve months ending December 31, 2025	21
Total undiscounted cash flows	$348
Less: discount	(7)
Operating lease liability	$341

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

The Company issued 9,449 and 5,671 common shares to the DRIP during the years ended December 31, 2020 and 2019, respectively.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands).

		Fair Value Measurements at December 31, 2020
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. agency and mortgage-backed securities	$101,598	$—	$101,598	$—
Obligations of states and political subdivisions	38,627	—	38,627	—
Total securities available for sale	$140,225	$—	$140,225	$—
Derivatives - cash flow hedges	431	—	431	—
Total assets	$140,656	$—	$140,656	$—

		Fair Value Measurements at December 31, 2019
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. agency and mortgage-backed securities	$94,905	$—	$94,905	$—
Obligations of states and political subdivisions	26,078	—	26,078	—
Total assets	$120,983	$—	$120,983	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2020 and 2019.

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2020 and 2019 (dollars in thousands).

		Fair Value Measurements at December 31, 2020
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$3,595	$—	$—	$3,595

		Fair Value Measurements at December 31, 2019
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$406	$—	$—	$406

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Impaired loans, net	$2,205	Property appraisals	Selling cost	10.00%
Impaired loans, net	1,390	Present value of cash flows	Discount rate	6.50%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Impaired loans, net	$406	Property appraisals	Selling cost	10.00%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2020 and 2019 are as follows (in thousands):

		Fair Value Measurements at December 31, 2020 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$127,297	$127,297	$—	$—	$127,297
Securities available for sale	140,225	—	140,225	—	140,225
Securities held to maturity	14,234	—	13,138	1,605	14,743
Restricted securities	1,875	—	1,875	—	1,875
Loans held for sale	245	—	245	—	245
Loans, net	622,429	—	—	633,638	633,638
Bank owned life insurance	17,916	—	17,916	—	17,916
Accrued interest receivable	2,717	—	2,717	—	2,717
Derivatives - cash flow hedges	431	—	431	—	431
Financial Liabilities
Deposits	$842,461	$—	$742,264	$101,154	$843,418
Subordinated debt	9,991	—	—	10,304	10,304
Junior subordinated debt	9,279	—	—	10,364	10,364
Accrued interest payable	134	—	134	—	134

		Fair Value Measurements at December 31, 2019 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$45,785	$45,785	$—	$—	$45,785
Securities available for sale	120,983	—	120,983	—	120,983
Securities held to maturity	17,627	—	16,134	1,512	17,646
Restricted securities	1,806	—	1,806	—	1,806
Loans held for sale	167	—	167	—	167
Loans, net	569,412	—	—	572,910	572,910
Bank owned life insurance	17,447	—	17,447	—	17,447
Accrued interest receivable	2,065	—	2,065	—	2,065
Financial Liabilities
Deposits	$706,442	$—	$588,878	$117,071	$705,949
Subordinated debt	4,983	—	—	5,023	5,023
Junior subordinated debt	9,279	—	—	9,724	9,724
Accrued interest payable	184	—	184	—	184

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

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015, with full compliance of all the requirements phased in over a multi-year schedule, and became fully phased in January 1, 2019. As part of the new requirements, the common equity Tier 1 capital ratio is calculated and utilized in the assessment of capital for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer was phased-in over four years, which began on January 1, 2016 and was fully implemented on January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2020 and December 31, 2019, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2020, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at December 31, 2020 and December 31, 2019 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020:
Total Capital (to Risk-Weighted Assets)	$91,243	15.82%	$46,129	8.00%	$57,661	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$84,032	14.57%	$34,597	6.00%	$46,129	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$84,032	14.57%	$25,948	4.50%	$37,480	6.50%
Tier 1 Capital (to Average Assets)	$84,032	8.80%	$38,187	4.00%	$47,733	5.00%
December 31, 2019:
Total Capital (to Risk-Weighted Assets)	$85,439	14.84%	$46,046	8.00%	$57,557	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$80,505	13.99%	$34,534	6.00%	$46,046	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$80,505	13.99%	$25,901	4.50%	$37,412	6.50%
Tier 1 Capital (to Average Assets)	$80,505	10.13%	$31,799	4.00%	$39,749	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. Accordingly, the Bank was required to maintain a capital conservation buffer of 2.50% at December 31, 2020 and December 31, 2019, respectively. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of December 31, 2020 and December 31, 2019, the capital conservation buffer of the Bank was 7.82% and 6.84%, respectively.

Note 21. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(1,808)	$—	$(1,808)
Unrealized holding gains (net of tax, $764)	2,873	—	2,873
Unrealized holding losses transferred from held to maturity to available for sale (net of tax, ($91))	(340)	—	(340)
Reclassification adjustment (net of tax, $0)	(1)	—	(1)
Change during period	2,532	—	2,532
Balance at December 31, 2019	$724	$—	$724
Unrealized holding gains (net of tax, $629)	2,366	—	2,366
Reclassification adjustment (net of tax, ($8))	(32)	—	(32)
Change in fair value (net of tax, $91)	—	340	340
Change during period	2,334	340	2,674
Balance at December 31, 2020	$3,058	$340	$3,398

The following table presents information related to reclassifications from accumulated other comprehensive income (loss) for the years ended December 31, 2020 and 2019 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	For the year ended December 31,
	2020	2019
Securities available for sale:
Net securities gains reclassified into earnings	$(40)	$(1)	Net gains on securities available for sale
Related income tax expense	8	—	Income tax expense
Total reclassifications	$(32)	$(1)	Net of tax

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

During 2020, the Company granted and issued 3,500 shares of common stock to members of the Board of Directors for their dedicated service and support. Compensation expense related to stock awards totaled $50 thousand and $67 thousand for the years ended December 31, 2020 and 2019, respectively.

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

In 2020, 14,457 restricted stock units were granted to employees, with 4,825 units vesting immediately and 9,632 units subject to a two year vesting schedule with one half of the units vesting each year on the grant date anniversary. The recipient does not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipient becomes the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	2020
	Shares	Weighted Average Grant Date Fair Value
Unvested, January 1, 2020	10,393	$19.26
Granted	14,457	20.94
Vested	(8,992)	19.96
Forfeited	—	—
Unvested, December 31, 2020	15,858	$20.40

At December 31, 2020, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $177 thousand. This expense is expected to be recognized through 2024. Compensation expense related to restricted stock unit awards recognized for the years ended December 31, 2020 and 2019 totaled $240 thousand and $116 thousand, respectively.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Noninterest Income
Service charges on deposit accounts	$2,028	$2,926
ATM and check card fees	2,314	2,330
Wealth management fees	2,208	1,868
Fees for other customer services	983	686
Noninterest income (in-scope of Topic 606)	$7,533	$7,810
Noninterest income (out-of-scope of Topic 606)	692	742
Total noninterest income	$8,225	$8,552

Note 24. Derivative Financial Instruments

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges, as discussed in Note 1 to the Consolidated Financial Statements. Changes in fair value of these designated hedging instruments is reported as a component of other comprehensive income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of December 31, 2020, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036.The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  December 31, 2020 (in thousands):

	2020
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$431	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

Note 25. Subsequent Events

On February 18, 2021, the Company entered into an agreement to acquire The Bank of Fincastle (Fincastle) for an aggregate purchase price of $31.6 million in cash and stock. The financial position and results of operations of Fincastle are not reflected in the Company’s financial statements as of December 31, 2020. At the time of closing of the acquisition, The Bank of Fincastle is expected to have six retail bank offices operating in the greater Roanoke region of Virginia, including its main office in the Town of Fincastle. As of December 31, 2020, Fincastle reported assets of $255.9 million, loans, net of allowance for loan losses, of $198.4 million, and deposits of $224.3 million.

In connection with the transaction, the Company expects to pay cash consideration of $6.7 million and issue approximately 1.3 million shares of its common stock to the shareholders of Fincastle. Upon completion of the transaction, the Bank of Fincastle is expected to be merged with and into First Bank. The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. Under acquisition accounting, assets acquired and liabilities assumed are recorded at their acquisition date fair values, and any excess of the purchase price over the aggregate fair value of the net assets acquired is recognized as goodwill.

Note 26. Parent Company Only Financial Statements

FIRST NATIONAL CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2020 and 2019

(in thousands)

	2020	2019
Assets
Cash	$16,440	$9,778
Investment in subsidiaries, at cost, plus undistributed net income	87,109	81,399
Other assets	740	312
Total assets	$104,289	$91,489
Liabilities and Shareholders’ Equity
Subordinated debt	$9,991	$4,983
Junior subordinated debt	9,279	9,279
Other liabilities	103	8
Total liabilities	$19,373	$14,270
Preferred stock	$—	$—
Common stock	6,075	6,212
Surplus	6,151	7,700
Retained earnings	69,292	62,583
Accumulated other comprehensive income, net	3,398	724
Total shareholders’ equity	$84,916	$77,219
Total liabilities and shareholders’ equity	$104,289	$91,489

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Income

Years Ended December 31, 2020 and 2019

(in thousands)

	2020	2019
Income
Dividends from subsidiary	$6,600	$3,600
Total income	$6,600	$3,600
Expense
Interest expense	$794	$782
Supplies	3	3
Legal and professional fees	215	137
Data processing	29	26
Management fee-subsidiary	294	283
Other expense	80	103
Total expense	$1,415	$1,334
Income before allocated tax benefits and undistributed income of subsidiary	$5,185	$2,266
Allocated income tax benefit	297	280
Income before equity in undistributed income of subsidiary	$5,482	$2,546
Equity in undistributed income of subsidiary	3,376	7,010
Net income	$8,858	$9,556

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2020 and 2019

(in thousands)

	2020	2019
Cash Flows from Operating Activities
Net income	$8,858	$9,556
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(3,376)	(7,010)
Amortization of debt issuance costs	18	18
Decrease in other assets	3	2
Increase (decrease) in other liabilities	4	(2)
Net cash provided by operating activities	$5,507	$2,564
Cash Flows from Financing Activities
Proceeds from subordinated debt, net of issuance costs	$4,990	$—
Cash dividends paid on common stock, net of reinvestment	(2,007)	(1,674)
Distribution of capital to subsidiary	—	(3,500)
Net proceeds from issuance of common stock	290	183
Repurchase of common stock	(2,118)	(52)
Net cash provided by (used in) financing activities	$1,155	$(5,043)
Increase (decrease) in cash and cash equivalents	$6,662	$(2,479)
Cash and Cash Equivalents
Beginning	9,778	12,257
Ending	$16,440	$9,778

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company's disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information required to be set forth in the Company's periodic reports.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on the assessment, management believes that, as of December 31, 2020, the Company's internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting during the Company's fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth under the headings “Election of Directors – Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” “Committees” and “Director Selection Process” in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders (the Proxy Statement), which information is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	The response to this portion of Item 15 is included in Item 8 above.
	(2)	The response to this portion of Item 15 is included in Item 8 above.
	(3)	The following documents are attached hereto or incorporated herein by reference to Exhibits:
		2.1	Agreement and Plan of Merger, dated as of February 18, 2021, by and between First National Corporation, First Bank, and The Bank of Fincastle (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 18, 2021).
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

		4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994) (paper filing).
		4.2	Description of Securities (incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).
		4.3	Form of 5.50% Fixed to Floating Rate Subordinated Note due 2030 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed July 6, 2020).
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
101

The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

		104	The cover page from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included with Exhibit 101).

	(b)	Exhibits

See Item 15(a)(3) above.

	(c)	Financial Statement Schedules

See Item 15(a)(2) above.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:	/s/ Scott C. Harvard

President and Chief Executive Officer
(on behalf of the registrant and as principal executive officer)

Date:	March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott C. Harvard	Date:	March 31, 2021
President & Chief Executive Officer Director
(principal executive officer)

/s/ M. Shane Bell	Date:	March 31, 2021
Executive Vice President & Chief Financial Officer
(principal financial officer and principal accounting officer)

/s/ Elizabeth H. Cottrell	Date:	March 31, 2021
Chairman of the Board of Directors

/s/ Gerald F. Smith, Jr.	Date:	March 31, 2021
Vice Chairman of the Board of Directors

/s/ Jason C. Aikens	Date:	March 31, 2021
Director

/s/ Emily Marlow Beck	Date:	March 31, 2021
Director

/s/ Boyce E. Brannock	Date:	March 31, 2021
Director

/s/ W. Michael Funk	Date:	March 31, 2021
Director

/s/ James R. Wilkins, III	Date:	March 31, 2021
Director