Form 10-Q
period 2021-03-31
FIRST NATIONAL CORP /VA/
filed 2021-05-17
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-38874

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 17, 2021, 4,868,462 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	March 31,	December 31,
	2021	2020*
Assets
Cash and due from banks	$11,940	$13,115
Interest-bearing deposits in banks	164,322	114,182
Securities available for sale, at fair value	159,742	140,225
Securities held to maturity, at amortized cost (fair value, 2021, $13,843; 2020, $14,743)	13,424	14,234
Restricted securities, at cost	1,631	1,875
Loans held for sale	—	245
Loans, net of allowance for loan losses, 2021, $7,486; 2020, $7,485	630,716	622,429
Premises and equipment, net	19,087	19,319
Accrued interest receivable	2,609	2,717
Bank owned life insurance	18,029	17,916
Core deposit intangibles, net	5	19
Other assets	6,625	4,656
Total assets	$1,028,130	$950,932

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$292,280	$263,229
Savings and interest-bearing demand deposits	526,012	479,035
Time deposits	97,765	100,197
Total deposits	$916,057	$842,461
Subordinated debt	9,992	9,991
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	6,876	4,285
Total liabilities	$942,204	$866,016

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2021, 4,868,462 shares; 2020, 4,860,399 shares	6,086	6,075
Surplus	6,214	6,151
Retained earnings	71,144	69,292
Accumulated other comprehensive income, net	2,482	3,398
Total shareholders’ equity	$85,926	$84,916
Total liabilities and shareholders’ equity	$1,028,130	$950,932

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Interest and Dividend Income
Interest and fees on loans	$7,143	$7,203
Interest on deposits in banks	33	118
Interest and dividends on securities:
Taxable interest	717	670
Tax-exempt interest	180	151
Dividends	22	26
Total interest and dividend income	$8,095	$8,168
Interest Expense
Interest on deposits	$363	$962
Interest on subordinated debt	154	90
Interest on junior subordinated debt	66	90
Total interest expense	$583	$1,142
Net interest income	$7,512	$7,026
Provision for loan losses	—	900
Net interest income after provision for loan losses	$7,512	$6,126
Noninterest Income
Service charges on deposit accounts	$442	$681
ATM and check card fees	601	519
Wealth management fees	643	525
Fees for other customer services	286	207
Income from bank owned life insurance	113	115
Net gains on securities available for sale	37	—
Net gains on sale of loans	7	31
Other operating income	14	21
Total noninterest income	$2,143	$2,099
Noninterest Expense
Salaries and employee benefits	$3,555	$3,589
Occupancy	447	402
Equipment	431	410
Marketing	106	106
Supplies	88	89
Legal and professional fees	737	279
ATM and check card expense	231	245
FDIC assessment	69	30
Bank franchise tax	168	153
Data processing expense	204	184
Amortization expense	14	52
Other operating expense	600	605
Total noninterest expense	$6,650	$6,144

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Income before income taxes	$3,005	$2,081
Income tax expense	569	376
Net income	$2,436	$1,705
Earnings per common share
Basic	$0.50	$0.34
Diluted	$0.50	$0.34

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Net income	$2,436	$1,705
Other comprehensive (loss) income, net of tax,
Unrealized holding (losses) gains on available for sale securities, net of tax ($432) and $556 for the three months ended March 31, 2021 and 2020, respectively	(1,625)	2,092
Reclassification adjustment for gains included in net income, net of tax ($8) and $0 for the three months ended March 31, 2021 and 2020, respectively	(29)	—
Change in fair value of cash flow hedges, net of tax $196 and $0 for the three months ended March 31, 2021 and 2020, respectively	738	—
Total other comprehensive (loss) income	(916)	2,092
Total comprehensive income	$1,520	$3,797

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$2,436	$1,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	323	327
Amortization of core deposit intangibles	14	52
Amortization of debt issuance costs	1	4
Origination of loans held for sale	(318)	(2,133)
Proceeds from sale of loans held for sale	570	1,710
Net gains on sales of loans held for sale	(7)	(31)
Provision for loan losses	—	900
Net gains on securities available for sale	(37)	—
Increase in cash value of bank owned life insurance	(113)	(115)
Accretion of discounts and amortization of premiums on securities, net	214	157
Accretion of premium on time deposits	(3)	(12)
Stock-based compensation	74	132
Excess tax deficiency (benefit) on stock-based compensation	3	(2)
Gains on disposal of premises and equipment	(12)	(9)
Deferred income tax benefit	(95)	(170)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	108	(59)
(Increase) decrease in other assets	(700)	610
Increase in accrued interest payable and other liabilities	2,592	320
Net cash provided by operating activities	$5,050	$3,386
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$13,425	$5,318
Proceeds from maturities, calls, and principal payments of securities held to maturity	786	516
Purchase of securities available for sale	(35,189)	(10,479)
Net redemption (purchase) of restricted securities	244	(42)
Purchase of premises and equipment	(91)	(199)
Proceeds from sale of premises and equipment	12	9
Net increase in loans	(8,287)	(7,771)
Net cash used in investing activities	$(29,100)	$(12,648)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$76,028	$16,339
Net decrease in time deposits	(2,429)	(2,142)
Cash dividends paid on common stock, net of reinvestment	(545)	(512)
Repurchase of common stock, stock incentive plan	(39)	(47)
Repurchase of common stock, stock repurchase plan	—	(2,071)
Net cash provided by financing activities	$73,015	$11,567
Increase in cash and cash equivalents	$48,965	$2,305
Cash and Cash Equivalents
Beginning	$127,297	$45,785
Ending	$176,262	$48,090
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$543	$1,169
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized (losses) gains on securities available for sale	$(2,094)	$2,648
Change in fair value of cash flow hedges	$934	$—
Issuance of common stock, dividend reinvestment plan	$39	$35

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2019	$6,212	$7,700	$62,583	$724	$77,219
Net income	—	—	1,705	—	1,705
Other comprehensive income	—	—	—	2,092	2,092
Cash dividends on common stock ($0.11 per share)	—	—	(547)	—	(547)
Stock-based compensation	—	132	—	—	132
Issuance of 2,242 shares of common stock, dividend reinvestment plan	3	32	—	—	35
Issuance of 8,992 shares of common stock, stock incentive plan	11	(11)	—	—	—
Repurchase of 2,223 shares of common stock, stock incentive plan	(3)	(44)	—	—	(47)
Repurchase of 129,035 shares of common stock, stock repurchase plan	(161)	(1,910)	—	—	(2,071)
Balance, March 31, 2020	$6,062	$5,899	$63,741	$2,816	$78,518

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2020	$6,075	$6,151	$69,292	$3,398	$84,916
Net income	—	—	2,436	—	2,436
Other comprehensive loss	—	—	—	(916)	(916)
Cash dividends on common stock ($0.12 per share)	—	—	(584)	—	(584)
Stock-based compensation	—	74	—	—	74
Issuance of 2,211 shares of common stock, dividend reinvestment plan	3	36	—	—	39
Issuance of 8,073 shares of common stock, stock incentive plan	10	(10)	—	—	—
Repurchase of 2,221 shares of common stock, stock incentive plan	(2)	(37)	—	—	(39)
Balance, March 31, 2021	$6,086	$6,214	$71,144	$2,482	$85,926

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2021 and December 31, 2020, the statements of income and comprehensive income for the three months ended March 31, 2021 and 2020, the cash flows for the three months ended March 31, 2021 and 2020, and the changes in shareholders’ equity for the three months ended March 31, 2021 and 2020. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Results of Operations

The Company’s net interest income could decrease due to COVID-19. In keeping with guidance from regulators, the Company worked with certain COVID-19 affected borrowers to reduce their loan payments by modifying the loan agreements to allow for interest only payments. The loan modification periods ranged from 6 months to 24 months and were intended to provide payment relief to borrowers over the period of time that COVID-19 is expected to continue to negatively affect the profitability of the borrowers’ businesses. Although the modified loan payments have been made as agreed and interest income has been recognized by the Company, should the borrowers be negatively affected by COVID-19 for a period of time that extends beyond the loan modification periods, it’s possible the borrowers may not be able to resume regular principal and interest payments in future periods and the Company may no longer be able to accrue interest income on the loans.  At this time, the Company is unable to project the materiality of such an impact but recognizes the breadth of the economic impact may affect its borrowers' ability to repay in future periods.

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

The Company's noninterest income could decrease due to COVID-19. Service charges on deposits decreased during 2020 and the first quarter of 2021 and may continue to decrease in future periods from less customer spending and/or higher balances of customer deposits. Wealth management revenue may decrease in future periods if the market values of investments decline and mortgage fee income may decrease from less home buying activity in the Company's market area. At this time, the Company is unable to project the materiality of such an impact but recognizes it may unfavorably affect its noninterest income in future periods.

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

Notes to Consolidated Financial Statements (Unaudited)

Capital and Liquidity

While the Company believes it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by provision for loan losses in future periods. Larger amounts of provision for loan losses may result from factors including higher specific reserves on newly identified and existing impaired loans, higher levels of net charge-offs, and additional adjustments to qualitative factors in the general reserve component of the Bank’s allowance for loan losses. In March 2020, the Company suspended future stock repurchases under its stock repurchase program due to the economic uncertainty caused by the pandemic, and the program remained suspended for the remainder of 2020. The Company has not authorized another stock repurchase program due to the continued uncertainty and potential impact of the pandemic on the economy and the Bank’s customers. In June 2020, the Company issued $5.0 million of subordinated debt to strengthen holding company liquidity and to remain a source of strength to the Bank in the event of a severe economic downturn resulting from the pandemic. The Company will continue to update its enterprise risk assessment and capital plans as the operating environment develops.

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

Lending Operations and Accommodations to Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company offered a payment deferral program, primarily during the second and third quarters of 2020, for its individual and business customers adversely affected by the pandemic that deferred loan payments for up to 90 days. There were no loans remaining in the program at March 31, 2021. In accordance with the CARES Act and interagency guidance issued in August 2020, these short-term loan payment deferrals were not considered troubled debt restructurings.

During the fourth quarter of 2020, the Bank modified terms of certain loans for customers that continued to be negatively impacted by the pandemic. The loan modifications lowered borrower loan payments by allowing interest only payments for periods ranging between 6 and 24 months. All loans modified were in the Bank’s commercial real estate loan portfolio and totaled $14.3 million at March 31, 2021. The loans were comprised of $12.8 million in the lodging sector and $1.5 million in the leisure sector.

With the passage of the Paycheck Protection Program (PPP), administered by the Small Business Administration (SBA), the Company actively participated in assisting its customers with applications for resources through the program. During the second and third quarters of 2020, the Bank originated $76.6 million of PPP loans, received $2.5 million of loan fees, and incurred $535 thousand of loan origination costs. The loan fees are being accreted into earnings evenly over the life of the loans, net of the loan costs, through interest and fees on loans. Approximately 99% of the PPP loan balances will mature in the second quarter of 2022. The Company believes the majority of these loans will ultimately be forgiven and repaid by the SBA in accordance with the terms of the program. As of March 31, 2021, PPP loan balances originated in 2020 totaled $46.5 million. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through additional provision for loan losses charged to earnings.

Congress revived the PPP (new PPP) as part of the COVID-19 relief bill that was signed into law on December 27, 2020. The Bank began participating as a lender in the new PPP in January of 2021. As of March 31, 2021, the Bank originated $19.8 million of new PPP loans and incurred $51 thousand of loan origination costs. The Bank expects to receive $1.1 million of loan fees from the SBA as a result of the loan originations. Loan fees received on new PPP loans will also be accreted into earnings evenly over the life of the loans, net of the loan costs, through interest and fees on loans. These new PPP loans will mature in the first quarter of 2026.

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

Notes to Consolidated Financial Statements (Unaudited)

Business Combination

On February 18, 2021, the Company entered into an agreement to acquire The Bank of Fincastle (Fincastle) for an aggregate purchase price of $31.6 million of cash and stock. Additional information about the acquisition is presented in Note 17.

Adoption of New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” (ASU 2019-12).  The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  ASU 2019-12 was effective for the Company on January 1, 2021. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815” (ASU 2020-01).  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  ASU 2020-01 was effective for the Company on January 1, 2021. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs” (ASU 2020-08). This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. ASU 2020-08 was effective for the Company on January 1, 2021. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

In December 2020, the Consolidated Appropriations Act of 2021 (CAA) was passed.  Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the CARES Act, including the PPP loan program and treatment of certain loan modifications related to the COVID-19 pandemic. For information about the impact of the COVID-19 pandemic on the Company, see "Risks and Uncertainties" above.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$107,951	$2,183	$(795)	$109,339
Obligations of states and political subdivisions	50,015	831	(443)	50,403
Total securities available for sale	$157,966	$3,014	$(1,238)	$159,742
Securities held to maturity:
U.S. agency and mortgage-backed securities	$8,781	$212	$—	$8,993
Obligations of states and political subdivisions	3,143	116	—	3,259
Corporate debt securities	1,500	91	—	1,591
Total securities held to maturity	$13,424	$419	$—	$13,843
Total securities	$171,390	$3,433	$(1,238)	$173,585

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$98,848	$2,830	$(80)	$101,598
Obligations of states and political subdivisions	37,507	1,122	(2)	38,627
Total securities available for sale	$136,355	$3,952	$(82)	$140,225
Securities held to maturity:
U.S. agency and mortgage-backed securities	$9,588	$264	$—	$9,852
Obligations of states and political subdivisions	3,146	140	—	3,286
Corporate debt securities	1,500	105	—	1,605
Total securities held to maturity	$14,234	$509	$—	$14,743
Total securities	$150,589	$4,461	$(82)	$154,968

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2021 and December 31, 2020, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	March 31, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$37,512	$(795)	$—	$—	$37,512	$(795)
Obligations of states and political subdivisions	21,599	(443)	—	—	21,599	(443)
Total securities available for sale	$59,111	$(1,238)	$—	$—	$59,111	$(1,238)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$17,367	$(80)	$—	$—	$17,367	$(80)
Obligations of states and political subdivisions	1,020	(2)	—	—	1,020	(2)
Total securities available for sale	$18,387	$(82)	$—	$—	$18,387	$(82)

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

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2021, there were twenty out of one hundred and one U.S. agency and mortgage-backed securities and twenty-three out of ninety-six obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 4.5 years at March 31, 2021. At December 31, 2020, there were seven out of one hundred and one U.S. agency and mortgage-backed securities and one out of eighty-four obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2020. The weighted-average re-pricing term of the portfolio was 3.5 years at December 31, 2020. The unrealized losses at March 31, 2021 in the U.S. agency and mortgage-backed securities portfolio and the obligations of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at March 31, 2021 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$2,345	$2,378	$391	$392
Due after one year through five years	8,892	9,192	6,040	6,251
Due after five years through ten years	44,696	45,378	2,107	2,176
Due after ten years	102,033	102,794	4,886	5,024
	$157,966	$159,742	$13,424	$13,843

Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2021, and no impairment has been recognized.

The composition of restricted securities at March 31, 2021 and December 31, 2020 was as follows (in thousands):

	March 31, 2021	December 31, 2020
Federal Home Loan Bank stock	$573	$818
Federal Reserve Bank stock	981	980
Community Bankers’ Bank stock	77	77
	$1,631	$1,875

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $454 thousand and $529 thousand at March 31, 2021 and December 31, 2020, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at March 31, 2021 and December 31, 2020 are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Real estate loans:
Construction and land development	$25,720	$27,328
Secured by 1-4 family residential	236,870	235,814
Other real estate loans	248,864	246,883
Commercial and industrial loans	117,545	109,838
Consumer and other loans	9,203	10,051
Total loans	$638,202	$629,914
Allowance for loan losses	(7,486)	(7,485)
Loans, net	$630,716	$622,429

Net deferred loan fees included in the above loan categories were $2.0 million and $1.6 million at March 31, 2021 and December 31, 2020, respectively. Consumer and other loans included $112 thousand and $143 thousand of demand deposit overdrafts at March 31, 2021 and December 31, 2020, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$46	$—	$—	$46	$25,674	$25,720	$269	$—
Secured by 1-4 family residential	905	—	24	929	235,941	236,870	430	—
Other real estate loans	—	129	4,403	4,532	244,332	248,864	4,567	—
Commercial and industrial	59	—	—	59	117,486	117,545	1,548	—
Consumer and other loans	31	24	—	55	9,148	9,203	—	—
Total	$1,041	$153	$4,427	$5,621	$632,581	$638,202	$6,814	$—

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$47	$20	$—	$67	$27,261	$27,328	$276	$—
Secured by 1-4 family residential	657	125	324	1,106	234,708	235,814	449	298
Other real estate loans	—	131	133	264	246,619	246,883	4,441	—
Commercial and industrial	104	—	—	104	109,734	109,838	1,548	—
Consumer and other loans	16	21	4	41	10,010	10,051	—	4
Total	$824	$297	$461	$1,582	$628,332	$629,914	$6,714	$302

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$25,298	$—	$422	$—	$25,720
Secured by 1-4 family residential	236,113	—	757	—	236,870
Other real estate loans	244,297	—	4,567	—	248,864
Commercial and industrial	115,134	—	2,411	—	117,545
Consumer and other loans	9,203	—	—	—	9,203
Total	$630,045	$-	$8,157	$—	$638,202

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$26,896	$—	$432	$—	$27,328
Secured by 1-4 family residential	235,035	—	779	—	235,814
Other real estate loans	242,441	—	4,442	—	246,883
Commercial and industrial	107,383	—	2,455	—	109,838
Consumer and other loans	10,051	—	—	—	10,051
Total	$621,806	$—	$8,108	$—	$629,914

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Loan Losses

The following tables present, as of March 31, 2021, December 31, 2020 and March 31, 2020, the total allowance for loan losses, the allowance by impairment methodology, and loans by impairment methodology (in thousands):

	March 31, 2021
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2020	$306	$1,022	$4,956	$784	$417	$7,485
Charge-offs	—	—	—	—	(66)	(66)
Recoveries	—	2	1	2	62	67
Provision for (recovery of) loan losses	(16)	7	39	46	(76)	—
Ending Balance, March 31, 2021	$290	$1,031	$4,996	$832	$337	$7,486
Ending Balance:
Individually evaluated for impairment	—	—	2,065	123	—	2,188
Collectively evaluated for impairment	290	1,031	2,931	709	337	5,298
Loans:
Ending Balance	$25,720	$236,870	$248,864	$117,545	$9,203	$638,202
Individually evaluated for impairment	269	430	4,567	1,548	—	6,814
Collectively evaluated for impairment	25,451	236,440	244,297	115,997	9,203	631,388

	December 31, 2020
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2019	$464	$776	$2,296	$562	$836	$4,934
Charge-offs	—	—	—	(69)	(715)	(784)
Recoveries	2	8	2	18	305	335
Provision for (recovery of) loan losses	(160)	238	2,658	273	(9)	3,000
Ending Balance, December 31, 2020	$306	$1,022	$4,956	$784	$417	$7,485
Ending Balance:
Individually evaluated for impairment	—	—	2,065	158	—	2,223
Collectively evaluated for impairment	306	1,022	2,891	626	417	5,262
Loans:
Ending Balance	$27,328	$235,814	$246,883	$109,838	$10,051	$629,914
Individually evaluated for impairment	276	449	4,441	1,548	—	6,714
Collectively evaluated for impairment	27,052	235,365	242,442	108,290	10,051	623,200

Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2020
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2019	$464	$776	$2,296	$562	$836	$4,934
Charge-offs	—	—	—	(68)	(260)	(328)
Recoveries	—	2	1	2	73	78
Provision for (recovery of) loan losses	(3)	298	347	215	43	900
Ending Balance, March 31, 2020	$461	$1,076	$2,644	$711	$692	$5,584
Ending Balance:
Individually evaluated for impairment	—	11	—	—	—	11
Collectively evaluated for impairment	461	1,065	2,644	711	692	5,573
Loans:
Ending Balance	$40,279	$230,980	$241,374	$55,508	$13,726	$581,867
Individually evaluated for impairment	400	667	455	—	—	1,522
Collectively evaluated for impairment	39,879	230,313	240,919	55,508	13,726	580,345

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans and the related allowance at March 31, 2021, December 31, 2020 and March 31, 2020, were as follows (in thousands):

	March 31, 2021
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$323	$269	$—	$269	$—	$273	$—
Secured by 1-4 family	556	430	—	430	—	440	—
Other real estate loans	4,619	297	4,270	4,567	2,065	4,443	1
Commercial and industrial	1,639	—	1,548	1,548	123	1,548	—
Total	$7,137	$996	$5,818	$6,814	$2,188	$6,704	$1

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$325	$276	$—	$276	$—	$344	$—
Secured by 1-4 family	568	449	—	449	—	517	1
Other real estate loans	4,492	171	4,270	4,441	2,065	2,623	109
Commercial and industrial	1,582	—	1,548	1,548	158	393	77
Total	$6,967	$896	$5,818	$6,714	$2,223	$3,877	$187

	March 31, 2020
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$439	$400	$—	$400	$—	$367	$—
Secured by 1-4 family	770	444	223	667	11	613	1
Other real estate loans	505	455	—	455	—	458	—
Total	$1,714	$1,299	$223	$1,522	$11	$1,438	$1

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

As of March 31, 2021, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $6.0 million. At March 31, 2021, none of the loans classified as TDRs were performing under the restructured terms and all were considered non-performing assets. There were $6.0 million in TDRs at December 31, 2020, none of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the three months ended March 31, 2021 and 2020.

Notes to Consolidated Financial Statements (Unaudited)

In response to the COVID-19 pandemic, the Company created and implemented a loan payment deferral program for individual and business customers beginning in the first quarter of 2020, which provided them the opportunity to defer monthly payments for 90 days. As of March 31, 2021, there were no loans remaining in the program. These loans were not considered TDRs because they were modified in accordance with relief provisions of the CARES Act and recent interagency regulatory guidance.

During the fourth quarter of 2020, the Company modified terms of certain loans for customers that continued to be negatively impacted by the COVID-19 pandemic. The loan modifications lowered borrower loan payments by allowing interest only payments for periods ranging between 6 and 24 months. As of March 31, 2021, loans that were modified totaled $14.3 million. These loans were not considered TDRs because they were modified in accordance with relief provisions of the CARES Act.

For the three months ended March 31, 2021 and 2020, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

Note 5. Other Real Estate Owned (OREO)

The Bank did not have any OREO activity during the three months ended March 31, 2021 and the year ended December 31, 2020. Accordingly, there were no residential real estate properties included in the ending OREO balances at March 31, 2021 and December 31, 2020. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2021.

The Bank did not have any expenses applicable to OREO for the three months ended March 31, 2021 and the year ended December 31, 2020.

Note 6. Other Borrowings

The Company had an unsecured line of credit totaling $5.0 million with a non-affiliated bank at March 31, 2021. There were no borrowings outstanding on the line of credit at March 31, 2021. The interest rate on the line of credit floats at Wall Street Journal Prime Rate plus 0.25%, with a floor of 3.50%, and matures on March 28, 2026.

The Bank had unused lines of credit totaling $239.0 million and $237.7 million available with non-affiliated banks at March 31, 2021 and December 31, 2020, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $162.5 million at March 31, 2021. The Bank had collateral pledged on the borrowing line at March 31, 2021 and December 31, 2020 including real estate loans totaling $222.1 million and $221.1 million, respectively, and Federal Home Loan Bank stock with a book value of $573 thousand and $818 thousand, respectively. The Bank did not have borrowings from the FHLB at March 31, 2021 and December 31, 2020.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of March 31, 2021 and December 31, 2020, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2021, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at March 31, 2021 and December 31, 2020 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total Capital (to Risk-Weighted Assets)	$94,044	16.05%	$46,883	8.00%	$58,604	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$86,717	14.80%	$35,162	6.00%	$46,883	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$86,717	14.80%	$26,372	4.50%	$38,093	6.50%
Tier 1 Capital (to Average Assets)	$86,717	8.78%	$39,502	4.00%	$49,377	5.00%
December 31, 2020
Total Capital (to Risk-Weighted Assets)	$91,243	15.82%	$46,129	8.00%	$57,661	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$84,032	14.57%	$34,597	6.00%	$46,129	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$84,032	14.57%	$25,948	4.50%	$37,480	6.50%
Tier 1 Capital (to Average Assets)	$84,032	8.80%	$38,187	4.00%	$47,733	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. Accordingly, the Bank was required to maintain a capital conservation buffer of 2.50% at March 31, 2021 and December 31, 2020. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of March 31, 2021 and December 31, 2020, the capital conservation buffer of the Bank was 8.05% and 7.82%, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million. The note bears interest at a fixed rate of 6.75% per annum. Debt issuance costs related to the note were fully amortized at March 31, 2021 and December 31, 2020. The note has a maturity date of October 1, 2025. Subject to regulatory approval, the Company may prepay the note, in part or in full, beginning on January 1, 2021 through maturity, at the Company's option, on any scheduled interest payment date. The Agreement contains customary events of default such as the bankruptcy of the Company and the non-payment of principal or interest when due. The holder of the note may accelerate the repayment of the note only in the event of bankruptcy or similar proceedings and not for any other event of default.

On June 29, 2020, the Company issued an interest only subordinated term note due 2030 in the aggregate principal amount of $5.0 million. The note initially bears interest at a fixed rate of 5.50% per annum. Beginning July 1, 2025, the interest rate shall reset quarterly to an interest rate per annum equal to the current three-month Secured Overnight Financing Rate (SOFR), plus 510 basis points. Unamortized debt issuance costs related to the note were $8 thousand and $9 thousand at March 31, 2021 and December 31, 2020, respectively. The note has a maturity date of July 1, 2030. Subject to regulatory approval, the Company may prepay the note, in part or in full, beginning on July 1, 2025 through maturity, at the Company's option, on any scheduled interest payment date. The note contains customary events of default such as the bankruptcy of the Company and the non-payment of principal or interest when due. The holder of the note may accelerate the repayment of the note only in the event of bankruptcy or similar proceedings and not for any other event of default.

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

Note 9. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2021 and December 31, 2020 was 2.78% and 2.83%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2021 and December 31, 2020 was 1.84% and 1.83%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

Note 10. Benefit Plans

The Company maintains a 401(k) plan (the Plan) for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the Plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution based on years of service to participants who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two Plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the Plan each year based on overall performance, profitability, and other economic factors. For the three months ended March 31, 2021 and 2020, expense attributable to the Plan amounted to $253 thousand and $249 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

On March 15, 2019, the Company entered into supplemental executive retirement plans and participation agreements with three of its employees. The retirement benefits are fixed and provide for retirement benefits payable in 180 monthly installments. The contribution expense totaled $66 thousand for the three months ended March 31, 2021 and 2020 and was solely funded by the Company.

See Note 13 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Company’s benefit plans.

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

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 (dollars in thousands, except per share data):

	Three Months Ended
	March 31, 2021	March 31, 2020
(Numerator):
Net income	$2,436	$1,705
(Denominator):
Weighted average shares outstanding – basic	4,863,823	4,950,887
Potentially dilutive common shares – restricted stock units	8,274	5,083
Weighted average shares outstanding – diluted	4,872,097	4,955,970
Income per common share
Basic	$0.50	$0.34
Diluted	$0.50	$0.34

Restricted stock units for 4,811 and 59 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2021 and 2020 because they were antidilutive.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands).

		Fair Value Measurements at March 31, 2021
Description	Balance as of March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. agency and mortgage-backed securities	$109,339	$—	$109,339	$—
Obligations of states and political subdivisions	50,403	—	50,403	—
Total securities available for sale	$159,742	$—	$159,742	$—
Derivatives - cash flow hedges	1,365	—	1,365	—
Total assets	$161,107	$—	$161,107	$—

		Fair Value Measurements at December 31, 2020
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. agency and mortgage-backed securities	$101,598	$—	$101,598	$—
Obligations of states and political subdivisions	38,627	—	38,627	—
Total securities available for sale	$140,225	$—	$140,225	$—
Derivatives - cash flow hedges	431	—	431	—
Total assets	$140,656	$—	$140,656	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2021 and the year ended December 31, 2020.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at March 31, 2021
Description	Balance as of March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$3,630	$—	$—	$3,630

		Fair Value Measurements at December 31, 2020
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$3,595	$—	$—	$3,595

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Impaired loans, net	$2,205	Property appraisals	Selling cost	10.00%
Impaired loans, net	1,425	Present value of cash flows	Discount rate	6.50%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Impaired loans, net	$2,205	Property appraisals	Selling cost	10.00%
Impaired loans, net	1,390	Present value of cash flows	Discount rate	6.50%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2021 and December 31, 2020 are as follows (in thousands):

		Fair Value Measurements at March 31, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$176,262	$176,262	$—	$—	$176,262
Securities available for sale	159,742	—	159,742	—	159,742
Securities held to maturity	13,424	—	12,252	1,591	13,843
Restricted securities	1,631	—	1,631	—	1,631
Loans, net	630,716	—	—	639,217	639,217
Bank owned life insurance	18,029	—	18,029	—	18,029
Accrued interest receivable	2,609	—	2,609	—	2,609
Derivatives - cash flow hedges	1,365	—	1,365	—	1,365
Financial Liabilities
Deposits	$916,057	$—	$818,292	$98,396	$916,688
Subordinated debt	9,992	—	—	10,955	10,955
Junior subordinated debt	9,279	—	—	10,662	10,662
Accrued interest payable	177	—	177	—	177

		Fair Value Measurements at December 31, 2020 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$127,297	$127,297	$—	$—	$127,297
Securities available for sale	140,225	—	140,225	—	140,225
Securities held to maturity	14,234	—	13,138	1,605	14,743
Restricted securities	1,875	—	1,875	—	1,875
Loans held for sale	245	—	245	—	245
Loans, net	622,429	—	—	633,638	633,638
Bank owned life insurance	17,916	—	17,916	—	17,916
Accrued interest receivable	2,717	—	2,717	—	2,717
Derivatives - cash flow hedges	431	—	431	—	431
Financial Liabilities
Deposits	$842,461	$—	$742,264	$101,154	$843,418
Subordinated debt	9,991	—	—	10,304	10,304
Junior subordinated debt	9,279	—	—	10,364	10,364
Accrued interest payable	134	—	134	—	134

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

Stock Awards

Whenever the Company deems it appropriate to grant a stock award, the recipient receives a specified number of unrestricted shares of employer stock. Stock awards may be made by the Company at its discretion without cash consideration and may be granted as settlement of a performance-based compensation award. The Company did not have compensation expense related to stock awards for the three months ended March 31, 2021 and 2020.

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

In the first quarter of 2021, 13,094 restricted stock units were granted to employees, with 2,026 units vesting immediately, 4,040 units subject to a two year vesting schedule with one half of the units vesting each year on the grant date anniversary, and 7,028 units subject to a five year vesting schedule will all of the units vesting on the fifth anniversary of the grant date. The recipient does not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipient becomes the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	Three Months Ended
	March 31, 2021
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	15,858	$20.40
Granted	13,094	17.40
Vested	(8,073)	19.84
Forfeited	—	—
Unvested, end of period	20,879	$18.73

At March 31, 2021, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $331 thousand. This expense is expected to be recognized through 2026. Compensation expense related to restricted stock unit awards recognized for the three months ended March 31, 2021 and 2020 totaled $74 thousand and $132 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 14. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$724	$—	$724
Unrealized holding gains (net of tax, $556)	2,092	—	2,092
Change during period	2,092	—	2,092
Balance at March 31, 2020	$2,816	$—	$2,816
Balance at December 31, 2020	$3,058	$340	$3,398
Unrealized holding losses (net of tax, ($432))	(1,625)	—	(1,625)
Reclassification adjustment (net of tax, ($8))	(29)	—	(29)
Change in fair value (net of tax, $196)	—	738	738
Change during period	(1,654)	738	(916)
Balance at March 31, 2021	$1,404	$1,078	$2,482

The following table presents information related to reclassifications from accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended
	March 31, 2021	March 31, 2020
Securities available for sale:
Net securities gains reclassified into earnings	$(37)	$—	Net gains on securities available for sale
Related income tax expense	8	—	Income tax expense
Total reclassifications	$(29)	$—	Net of tax

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Noninterest Income
Service charges on deposit accounts	$442	$681
ATM and check card fees	601	519
Wealth management fees	643	525
Fees for other customer services	286	207
Noninterest income (in-scope of Topic 606)	$1,972	$1,932
Noninterest income (out-of-scope of Topic 606)	171	167
Total noninterest income	$2,143	$2,099

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges. Changes in fair value of these designated hedging instruments is reported as a component of other comprehensive (loss) income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of March 31, 2021, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

All interest rate swaps were entered into with counterparties that met the Company's credit standards and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in these derivative contracts is not significant.

Unrealized gains or losses recorded in other comprehensive (loss) income related to cash flow hedges are reclassified into earnings in the same period(s) during which the hedged interest payments affect earnings. When a designated hedging instrument is terminated and the hedged interest payments remain probable of occurring, any remaining unrecognized gain or loss in other comprehensive (loss) income is reclassified into earnings in the period(s) during which the forecasted interest payments affect earnings.  Amounts reclassified into earnings and interest receivable or payable under designated interest rate swaps are reported in interest expense. The Company does not expect any unrealized losses related to cash flow hedges to be reclassified into earnings in the next twelve months.

The following table summarizes key elements of the Company's derivative instruments at March 31, 2021 (in thousands):

	March 31, 2021
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$1,365	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

Note 17. Acquisition

On February 18, 2021, the Company entered into an agreement to acquire The Bank of Fincastle (Fincastle) for an aggregate purchase price of $31.6 million in cash and stock (based on the Company's closing stock price as of February 17, 2021). The financial position and results of operations of Fincastle are not reflected in the Company’s financial statements as of March 31, 2021. The transaction is expected to close in the third quarter of 2021, subject to shareholder and regulatory approvals and other customary closing conditions. At the time of closing of the acquisition, The Bank of Fincastle is expected to have six retail bank offices operating in the greater Roanoke region of Virginia, including its main office in the Town of Fincastle. As of March 31, 2021, Fincastle reported assets of $272.1 million, loans, net of allowance for loan losses, of $197.8 million, and deposits of $239.7 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and the impact of the Company’s acquisition (the Merger) of The Bank of Fincastle (Fincastle), including the expected levels of merger related expenses to be incurred by the Company, the expected benefits of the Merger, and the potential impact of the Merger on the Company’s and First Bank’s (the Bank) liquidity and capital levels, as well as certain financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

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

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Company’s customers’ ability to repay loans; and
•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2020.

Because of these and other uncertainties, actual results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at March 31, 2021 and statements of income of the Company for the three months ended March 31, 2021 and 2020 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2020. The statements of income for the three months ended March 31, 2021 may not be indicative of the results to be achieved for the year.

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

Products, Services, Customers and Locations

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley, central regions of Virginia, and the city of Richmond. Within these markets, there are diverse types of industry including medical and professional services, manufacturing, retail, warehousing, Federal government, hospitality, and higher education.

The Bank’s products and services are delivered through 14 bank branch offices located throughout the Shenandoah Valley and central regions of Virginia, a loan production office, and a customer service center in a retirement village. The branch offices are comprised of 13 full service retail banking offices and one drive-through express banking office. The location and general character of these properties is further described in Part I, Item 2 of Form 10-K for the year ended December 31, 2020. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.

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

Primary expense categories are salaries and employee benefits, which comprised 53% of noninterest expenses for the three months ended March 31, 2021, followed by occupancy and equipment expense, which comprised 13% of noninterest expenses. The provision for loan losses is also a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for loan losses.

COVID-19 Pandemic Update

Operations

During the first quarter of 2021, the Bank continued to follow its Pandemic Plan that strives to protect the health of its employees and customers, while continuing to deliver essential banking services. In response to vaccinations that continued to be provided to thousands of people in our market areas, and the decrease in the number of COVID-19 cases in our communities, the Bank entered phase two of its plan in late March 2021 after operating in phase one since early December 2020. After operating for almost four months primarily through branch drive throughs, ATMs, and mobile and internet banking platforms, lobbies re-opened for walk-in customers to conduct their banking business.

Paycheck Protection Program

The Bank continued to participate as a lender in the U.S. Small Business Administration’s (SBA) Paycheck Protection Program (PPP) to support local small businesses and non-profit organizations by providing forgivable loans. During the second and third quarters of 2020, the Bank originated $76.6 million of PPP loans, received $2.5 million of loan fees from the SBA, and incurred $535 thousand of loan origination costs. The PPP stopped accepting applications in August of 2020. The loan fees continue to be accreted into earnings evenly over the life of the loans, net of loan origination costs, through interest and fees on loans. PPP loans originated in 2020 totaled $46.5 million at March 31, 2021, and 99% of the PPP loan balances are scheduled to mature in the second quarter of 2022.

Congress revived the PPP as part of the COVID-19 relief bill that was signed into law on December 27, 2020. The Bank began participating again as a lender in the PPP in January of 2021. During the first quarter of 2021, the Bank originated $19.8 million of PPP loans and incurred $51 thousand of loan origination costs. First Bank expects to receive $1.1 million of loan fees from the SBA as a result of the loan originations. Like the PPP loans originated in 2020, loan fees received will be accreted into earnings evenly over the life of the loans, net of loan origination costs, through interest and fees on loans. PPP loans that were originated in 2021 totaled $19.8 million at March 31, 2021, and 100% of the PPP loan balances are scheduled to mature in the first quarter of 2026.

Asset Quality Impact

The pandemic has negatively impacted the financial condition of certain loan customers. The Bank expects customers in certain sectors of its commercial real estate loan portfolio, including retail shopping, lodging and leisure, may continue to experience elevated financial pressure in future periods. Those sectors comprised 4%, 4% and 2% of the loan portfolio, respectively, at March 31, 2021. The Bank also expects that loans in those same sectors of its commercial and industrial loan portfolio may also experience financial pressure in future periods. The magnitude of the potential decline in the Bank’s loan quality in future periods will likely depend on the duration of the pandemic and the extent that the Bank’s customers experience business interruptions.

Loan Modifications

In response to the unknown impact of the pandemic on the economy and its customers, the Bank created and implemented a loan payment deferral program for individual and business customers beginning in the first quarter of 2020, which provided them the opportunity to defer monthly payments for 90 days. By June 30, 2020, loans participating in the program reached $182.6 million. The majority of these loans resumed regular payments during the second half of 2020 after their deferral periods ended. There were no loans remaining in the program at March 31, 2021. These loans were not considered troubled debt restructurings (TDRs) because they were modified in accordance with relief provisions of the CARES Act and interagency regulatory guidance.

During the fourth quarter of 2020, the Bank modified terms of certain loans for certain of its customers that continued to be negatively impacted by the pandemic by lowering borrower’s loan payments with interest only payments for periods ranging between 6 and 24 months. Modified loans totaled $14.3 million at March 31, 2021, with $14.2 million in the Bank’s commercial real estate loan portfolio and $158 thousand in the commercial and industrial loans portfolio. The loans were comprised of $12.8 million in the lodging sector and $1.5 million in the leisure sector. These loans were not considered TDRs because they were modified in accordance with relief provisions of the CARES Act.

Capital

The Company issued $5.0 million of subordinated debt in June 2020 as a result of its risk management program and capital planning. The purpose of the issuance was primarily to further strengthen holding company liquidity and to remain a source of strength for the Bank in the event of a severe economic downturn. The Company may also use the proceeds of the issuance for general corporate purposes, including the potential repayment of the Company’s subordinated debt that was issued in 2015 and became callable on a quarterly basis beginning January 1, 2021. The subordinated debt issued in 2020 consists of a 5.50% fixed-to-floating rate subordinated note due 2030 issued to an institutional investor and was structured to qualify as Tier 2 capital under bank regulatory guidelines.

After being suspended for most of 2020, the Company’s stock repurchase plan ended on December 31, 2020. The Company has not authorized another stock repurchase plan due to the continued uncertainty and potential impact of the pandemic on the economy and the Bank’s customers and its pending merger with Fincastle. The Company continued to pay cash dividends on common stock of $0.11 per share throughout 2020, and in February 2021, it declared a quarterly cash dividend on common stock of $0.12 per share, which was a 9% increase.

Overview of Quarterly Financial Performance

Net income increased by $731 thousand to $2.4 million, or $0.50 per basic and diluted share, for the three months ended March 31, 2021, compared to $1.7 million, or $0.34 per basic and diluted share, for the same period in 2020. Return on average assets was 1.00% and return on average equity was 11.53% for the first quarter of 2021, compared to 0.85% and 8.72%, respectively, for the same period in 2020.

The $731 thousand increase in net income for the three months ended March 31, 2021 resulted primarily from a $486 thousand, or 7%, increase in net interest income, a $900 thousand decrease in provision for loan losses, and a $44 thousand, or 2%, increase in noninterest income, compared to the same period of 2020. These favorable variances were partially offset by a $506 thousand, or 8%, increase in noninterest expenses.

Net interest income increased primarily from a decrease in interest expense on deposits, which was attributable to reductions in interest rates paid. Average earning asset balances increased 24%, while the net interest margin decreased 50 basis points to 3.27% for the first quarter of 2021, compared to 3.77% for the same period in 2020. Noninterest income increased primarily from higher amounts of ATM and check card fees, wealth management fees, and fees for other customer services, which were partially offset by lower service charges on deposit accounts. Noninterest expense increased primarily from higher legal and professional fees, which included merger related expenses.

Based on management's analysis and the supporting allowance for loan loss calculation, a provision for loan losses was not required during the first quarter of 2021, compared to a provision for loan losses of $900 thousand during the first quarter of 2020. The decrease in provision for loan losses was attributable to net recoveries of loans previously charged off and no significant changes to the general and specific reserve components of the allowance for loan losses.

For a more detailed discussion of the Company's quarterly performance, see "Net Interest Income,” “Provision for Loan Losses,” "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Acquisition of The Bank of Fincastle

On February 18, 2021, the Company entered into an agreement to acquire Fincastle for an aggregate purchase price of approximately $31.6 million of cash and stock (based on the Company's closing stock price as of February 17, 2021). The Company expects to complete the acquisition in the third quarter of 2021. After the acquisition is completed, the former Fincastle branches will continue to operate as The Bank of Fincastle, a division of First Bank, until the systems conversion is expected to be completed in the fourth quarter of 2021. The Company incurred $405 thousand of merger related expenses for the three months ended March 31, 2021 in connection with its acquisition of Fincastle. The Company estimates that it will incur aggregate pre-tax merger related expenses of approximately $4.2 million during 2021.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding amortization of intangibles, net gains on disposal of premises and equipment, and merger related expenses, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding securities gains. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	Three Months Ended
	March 31, 2021	March 31, 2020
Noninterest expense	$6,650	$6,144
Subtract: amortization of intangibles	(14)	(52)
Add: gains on disposal of premises and equipment, net	12	9
Subtract: merger related expenses	(405)	—
	$6,243	$6,101
Tax-equivalent net interest income	$7,568	$7,076
Noninterest income	2,143	2,099
Subtract: securities gains, net	(37)	—
	$9,674	$9,175
Efficiency ratio	64.53%	66.50%

This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for both 2021 and 2020 is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands).

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended
	March 31, 2021	March 31, 2020
GAAP measures:
Interest income – loans	$7,143	$7,203
Interest income – investments and other	952	965
Interest expense – deposits	(363)	(962)
Interest expense – subordinated debt	(154)	(90)
Interest expense – junior subordinated debt	(66)	(90)
Total net interest income	$7,512	$7,026
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$8	$10
Tax benefit realized on non-taxable interest income – municipal securities	48	40
Total tax benefit realized on non-taxable interest income	$56	$50
Total tax-equivalent net interest income	$7,568	$7,076

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At March 31, 2021, commitments to extend credit, stand-by letters of credit, and rate lock commitments totaled $141.7 million.

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

Net Interest Income

For the three months ended March 31, 2021, net interest income increased $486 thousand, or 7%, to $7.5 million, compared to $7.0 million for the first quarter of 2020. The increase resulted from a $559 thousand, or 49%, decrease in total interest expense. Total interest and dividend income, on a taxable-equivalent basis, decreased by $67 thousand when comparing the periods. The net interest margin decreased 50 basis points to 3.27% for the first quarter of 2021, compared to 3.77% for the same period in 2020. Growth in average earning assets of $182.0 million, or 24%, was partially offset by the decrease in the net interest margin.

The decrease in total interest expense resulted primarily from a $599 thousand, or 62%, decrease in interest expense on deposits, which was attributable to reduced interest rates paid on deposits. A 51 basis point decrease in the cost of interest-bearing deposits was partially offset by the impact of an $88.6 million, or 17%, increase in average interest-bearing deposits. A 42 basis point reduction in the cost of interest-bearing checking accounts and a 96 basis point reduction in the cost of money market accounts made the largest contributions to the decrease in interest expense.

The decrease in total interest and dividend income, on a taxable-equivalent basis, resulted from an 85 basis point decrease in the yield on earning assets, which was mostly offset by a $182.0 million, or 24%, increase in average earning assets. The decrease in the yield on earning assets resulted from a 46 basis point decrease in the yield on loans and a 120 basis point decrease in the yield on interest-bearing deposits in banks. The loan yield was negatively impacted by PPP loans earning a 1.00% interest rate. Additionally, the mix of earning assets had an unfavorable impact on the yield on average earning assets as lower yielding interest-bearing deposits in banks increased from 5% to 15% of average earning assets.

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

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	March 31, 2021			March 31, 2020
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$123,201	$717	2.36%	$114,273	$670	2.36%
Tax-exempt (1)	34,947	228	2.65%	26,506	191	2.89%
Restricted	1,848	22	4.91%	1,810	26	5.84%
Total securities	$159,996	$967	2.45%	$142,589	$887	2.50%
Loans: (2)
Taxable	$630,463	$7,113	4.58%	$571,758	$7,168	5.04%
Tax-exempt (1)	3,423	38	4.49%	4,067	45	4.47%
Total loans	$633,886	$7,151	4.58%	$575,825	$7,213	5.04%
Federal funds sold	134	—	0.10%	6	—	0.15%
Interest-bearing deposits with other institutions	143,183	33	0.09%	36,753	118	1.29%
Total earning assets	$937,199	$8,151	3.53%	$755,173	$8,218	4.38%
Less: allowance for loan losses	(7,484)			(4,874)
Total non-earning assets	58,609			56,310
Total assets	$988,324			$806,609
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$227,691	$117	0.21%	$166,321	$261	0.63%
Regular savings	126,213	19	0.06%	103,385	16	0.06%
Money market accounts	155,314	43	0.11%	133,730	357	1.07%
Time deposits:
$100,000 and over	42,586	98	0.93%	53,315	202	1.53%
Under $100,000	55,851	85	0.62%	62,333	126	0.81%
Brokered	594	1	0.66%	559	—	0.23%
Total interest-bearing deposits	$608,249	$363	0.24%	$519,643	$962	0.75%
Federal funds purchased	2	—	0.47%	3	—	1.60%
Subordinated debt	9,992	154	6.23%	4,985	90	7.23%
Junior subordinated debt	9,279	66	2.91%	9,279	90	3.91%
Total interest-bearing liabilities	$627,522	$583	0.38%	$533,910	$1,142	0.86%
Non-interest bearing liabilities
Demand deposits	272,026			191,681
Other liabilities	3,068			2,359
Total liabilities	$902,616			$727,950
Shareholders’ equity	85,708			78,659
Total liabilities and Shareholders’ equity	$988,324			$806,609
Net interest income		$7,568			$7,076
Interest rate spread			3.15%			3.52%
Cost of funds			0.26%			0.63%
Interest expense as a percent of average earning assets			0.25%			0.61%
Net interest margin			3.27%			3.77%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $56 and $50 thousand for the three months ended March 31, 2021 and 2020, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

Provision for Loan Losses

The Bank did not record a provision for loan losses for the first quarter of 2021, which resulted in a total allowance for loan losses of $7.5 million, or 1.17% of total loans, at March 31, 2021. Excluding PPP loans, which are fully guaranteed by the U.S. government, the allowance for loan losses totaled 1.30% of total loans at March 31, 2021. This compared to a provision for loan losses of $900 thousand for the first quarter of 2020, which resulted in an allowance for loan losses of $5.6 million, or 0.96% of total loans, at March 31, 2020. The allowance for loan losses totaled $7.5 million, or 1.19% of total loans, at December 31, 2020.

A provision for loan losses was not recorded for the first quarter of 2021 as an increase in the general reserve component of the allowance for loan losses was offset by a decrease in the specific reserve component. The general reserve component of the allowance for loan losses increased primarily from the impact of an increase in loan balances during the quarter. The decrease in the specific reserve component of the allowance for loan losses resulted from a decrease in a reserve on a loan evaluated in a prior period. Net recoveries of loans previously charged off totaled $1 thousand for the first quarter of 2021, compared to $250 thousand of net charge-offs for the same period in 2020. There were no changes to qualitative factors during the quarter.

The provision for loan losses for the first quarter of 2020 was primarily attributable to an increase in the general reserve component of the allowance for loan losses. The general reserve component of the allowance for loan losses was increased primarily from an adjustment to qualitative factors, which resulted from the Bank’s observation of unfavorable changes in economic indicators impacted by the pandemic. The qualitative factor adjustments contributed approximately $700 thousand of the provision for loan losses for the quarter. The net charge-offs on loans mentioned above also contributed to the provision for loan losses. While the general reserve component of the allowance for loan losses increased during the quarter, the specific reserve decreased from improvements in collateral positions on impaired loans, principal payments received, and the resolution of certain impaired loans.

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

Noninterest Income

Noninterest income increased $44 thousand, or 2%, to $2.1 million for the three months ended March 31, 2021, compared to the same period of 2020. The increase was primarily attributable to an $82 thousand, or 16%, increase in ATM and check card fees, a $118 thousand, or 22%, increase in wealth management fees, and a $79 thousand, or 38%, increase in fees for other customer services. The increase in ATM and check card fees was primarily attributable to an increase in customer check card transactions. Wealth management fees increased primarily from higher balances of assets under management during the first quarter of 2021 compared to the same period one year ago. Assets under management increased as a result of new business relationships and from growth in the market values of existing accounts. The increase in fees for other customer services was primarily a result of fee income from brokered residential mortgage loans. These increases were partially offset by a $239 thousand, or 35%, decrease in service charges on deposit accounts from lower deposit overdraft fees.

COVID-19 Pandemic Impact on Noninterest Income

The number of customer overdrafts and resulting income from service charges on deposits decreased significantly during 2020 and the first quarter of 2021. The Bank believes this may have resulted from a reduction in consumer spending due to government stay at home orders, social distancing, and an increase in unemployment. The lower amount of overdrafts may have also been impacted by receipt of government stimulus checks and an increase in the average balances of customer deposit accounts.  The Bank also suspended certain overdraft fees at the beginning of the second quarter of 2020 in an effort to provide relief to its customers who may have experienced financial difficulties related to the pandemic. The suspension of the overdraft fees ended on September 30, 2020. Service charges on deposits may continue to remain at recent levels, or decrease, depending on factors that include customer spending behaviors and the balance of deposit accounts.

ATM and check card fee revenue may also be lower in future periods as customers may spend and visit ATM machines less during periods of uncertainty. Wealth management revenue may decrease in future periods if the market values of investments decline and mortgage fee income may decrease if the number of home purchases and refinancing activity slows in the Bank's market area.

Noninterest Expense

Noninterest expense increased $506 thousand, or 8%, to $6.7 million for the three months ended March 31, 2021, compared to the same period of 2020. The increase was primarily attributable to a $458 thousand increase in legal and professional fees, which included merger related expenses of $405 thousand.

COVID-19 Pandemic Impact on Noninterest Expense

If asset quality deteriorates as a result of the pandemic, the Bank may incur an increase in expenses related to the resolution of problem loans including appraisal costs, legal and professional fees, OREO expenses and losses on the sale of OREO. The Bank believes the length of time and extent that the Bank’s customers experience business interruptions from the pandemic may impact the amount of noninterest expense in future periods.

Income Taxes

Income tax expense increased $193 thousand for the first quarter of 2021, compared to the same period one year ago. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three months ended March 31, 2021 and 2020. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Financial Condition

General

Total assets increased $77.2 million to $1.0 billion at March 31, 2021, compared to $950.9 million at December 31, 2020. The increase was primarily attributable to a $50.1 million increase in interest-bearing deposits in banks, an $18.5 million increase in securities, and an $8.3 million increase in net loans. The increase in net loans included $19.8 million of PPP loans that were originated during the first quarter of 2021.

At March 31, 2021, total liabilities increased $76.2 million to $942.2 million compared to $866.0 million at December 31, 2020. The increase was primarily attributable to a $73.6 million increase in total deposits. Proceeds from PPP loan originations and the receipt of government stimulus checks by customers during the first quarter contributed to the increase in deposits. Noninterest-bearing demand deposits and savings and interest-bearing demand deposits increased $29.1 million and $47.0 million, respectively, while time deposits decreased $2.4 million.

Total shareholders’ equity increased $1.0 million to $85.9 million at March 31, 2021, compared to $84.9 million at December 31, 2020. The increase was primarily attributable to a $1.9 million increase in retained earnings. This increase was partially offset by a $916 thousand decrease in accumulated other comprehensive income. Tangible common equity totaled $85.9 million at the end of the first quarter, an increase of 1% compared to $84.9 million at December 31, 2020. The Company's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans, net of the allowance for loan losses, increased $8.3 million to $630.7 million at March 31, 2021, compared to $622.4 million at December 31, 2020. Commercial and industrial loans increased by $7.7 million during the first three months of 2021, followed by commercial real estate loans and residential real estate loans that increased by $2.0 million and $1.1 million, respectively. These increases were partially offset by construction loans and consumer loans that decreased by $1.6 million and $848 thousand, respectively. The increase in commercial and industrial loans includes $19.8 million of PPP loans that were originated during the first quarter of 2021.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. There were no loans greater than 90 days past due and still accruing at March 31, 2021, compared to $302 thousand at December 31, 2020. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential, and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $6.8 million and $6.7 million at March 31, 2021 and December 31, 2020, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status, and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $6.0 million in loans classified as TDRs as of March 31, 2021 and December 31, 2020.

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank did not have any assets classified as OREO at March 31, 2021 or December 31, 2020.

Non-performing assets totaled $6.8 million and $6.7 million at March 31, 2021 and December 31, 2020, representing approximately 0.66% and 0.71% of total assets, respectively. Non-performing assets consisted only of non-accrual loans at March 31, 2021 and December 31, 2020.

At March 31, 2021, 67% of non-performing assets were commercial real estate loans, 23% were commercial and industrial loans, 6% were residential real estate loans, and 4% were construction and land development loans. Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $1.3 million and $1.4 million at March 31, 2021 and December 31, 2020, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

There were no loans greater than 90 days past due and still accruing at March 31, 2021. Loans that were greater than 90 days past due and still accruing totaled $302 thousand at December 31, 2020.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $7.5 million at March 31, 2021 and December 31, 2020, representing 1.17% and 1.19% of total loans, respectively. For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.

Recoveries of loan losses of $16 thousand and $76 thousand were recorded in the construction and land development and consumer and other loan classes, respectively, during the three months ended March 31, 2021. The recovery of loan losses in the construction and land development and consumer and other loan classes resulted primarily from decreases in the general reserves. The decrease in the general reserve for the construction and land development loan class resulted from the impact of a decrease in loans. The decrease in the general reserve for the consumer and other loan class resulted from the impact of a decrease in loans and improvements in the historical loss rate. These recoveries were offset by provision for loan losses totaling $92 thousand in the 1-4 family residential, other real estate, and commercial and industrial loan classes. For more detailed information regarding the provision for loan losses, see Note 4 to the Consolidated Financial Statements.

Impaired loans totaled $6.8 million and $6.7 million at March 31, 2021 and December 31, 2020, respectively. The related allowance for loan losses provided for these loans totaled $2.2 million at March 31, 2021 and December 31, 2020. The average recorded investment in impaired loans during the three months ended March 31, 2021 and the year ended December 31, 2020 was $6.7 million and $3.9 million, respectively. Included in the impaired loans total are loans classified as TDRs totaling $6.0 million at March 31, 2021 and December 31, 2020. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of March 31, 2021, none of these TDRs were performing under the restructured terms and all were considered non-performing assets.

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

COVID-19 Pandemic Impact on Asset Quality

The Bank anticipates the pandemic to have an unfavorable impact on the financial condition of many of its customers, and as a result, identified the related credit risk within its loan portfolio throughout 2020 with the goal of mitigating the risk and minimizing potential loan charge-offs. Management believes significant pressure on several sectors of the loan portfolio may continue, including those listed in the following table (dollars in thousands).

	March 31, 2021
	Loan Balance	Percent of Total Loans
Industry
Retail / shopping	$28,027	4.39%
Lodging	24,905	3.90%
Leisure	9,690	1.52%
Total	$62,622	9.81%

The Bank's asset quality has been negatively impacted by higher levels of nonaccrual loans. The magnitude of the potential decline in the Bank’s asset quality will likely depend on the severity and length of time and extent that the Bank’s customers experience business interruptions from the pandemic. The Bank modified loan agreements during the fourth quarter of 2020 for certain business customers to provide payment relief for periods that ranged between 6 and 24 months. These loans were not considered TDRs because they were modified in accordance with relief provisions of the CARES Act. The extent of asset quality deterioration that could result from these modified loans will be impacted by the continuation of customers' business interruptions beyond the modification periods.

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

Securities at March 31, 2021 totaled $174.8 million, an increase of $18.5 million, or 12%, from $156.3 million at December 31, 2020. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of March 31, 2021, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $3.0 million and $4.0 million at March 31, 2021 and December 31, 2020, respectively. Gross unrealized losses in the available for sale portfolio totaled $1.2 million and $82 thousand at March 31, 2021 and December 31, 2020, respectively. Gross unrealized gains in the held to maturity portfolio totaled $419 thousand and $509 thousand at March 31, 2021 and December 31, 2020, respectively. There were no gross unrealized losses in the held to maturity portfolio at March 31, 2021 or December 31, 2020. Investments in an unrealized loss position were considered temporarily impaired at March 31, 2021 and December 31, 2020. The change in the unrealized gains and losses of investment securities from December 31, 2020 to March 31, 2021 was related to changes in market interest rates and was not related to credit concerns of the issuers.

Deposits

At March 31, 2021, deposits totaled $916.1 million, an increase of $73.6 million, from $842.5 million at December 31, 2020. There was a slight change in the deposit mix when comparing the periods. At March 31, 2021, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 32%, 57%, and 11% of total deposits, respectively, compared to 31%, 57%, and 12% at December 31, 2020.

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

At March 31, 2021, cash, interest-bearing and noninterest-bearing deposits with banks, securities, and loans maturing within one year totaled $228.3 million. At March 31, 2021, 8% or $49.3 million of the loan portfolio matured within one year. Non-deposit sources of available funds totaled $239.0 million at March 31, 2021, which included $162.5 million of secured funds available from Federal Home Loan Bank of Atlanta (FHLB), $25.5 million of secured funds available through the Federal Reserve Discount Window, and $51.0 million of unsecured federal funds lines of credit with other correspondent banks.

On February 18, 2021, the Company entered into an agreement to acquire Fincastle for an aggregate purchase price of approximately $31.6 million of cash and stock. Cash consideration is expected to total 20%, or $6.7 million, and the remaining 80% of the consideration will be from the issuance of approximately 1.3 million shares of Company common stock. The Company estimates that it will incur aggregate pre-tax merger related costs of approximately $4.2 million during 2021.

COVID-19 Pandemic Impact on Liquidity

Although the Bank’s liquidity has not been negatively impacted by the pandemic during the first quarter of 2021, it could be reduced in future periods. Factors that could reduce the Bank’s liquidity include a reduction in cash inflows from loan customers if they would experience financial difficulties and are not able to make contractual payments. Other factors that could reduce liquidity include decreasing customer deposit balances, increasing customer draws on their lines of credit with the Bank, and a reduction in the available lines of credit from correspondent banks. The Bank actively manages and monitors liquidity risk in order to maintain sufficient liquidity to meet the demand from its customers.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer was phased-in over four years and, as fully implemented effective January 1, 2019, requires a buffer of 2.5% of risk-weighted assets. This results in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of March 31, 2021 and December 31, 2020, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at March 31, 2021:

First Bank
Total capital to risk-weighted assets	16.05%
Tier 1 capital to risk-weighted assets	14.80%
Common equity Tier 1 capital to risk-weighted assets	14.80%
Tier 1 capital to average assets	8.78%
Capital conservation buffer ratio(1)	8.05%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of March 31, 2021 and December 31, 2020.

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

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The CARES Act temporarily lowered the tier 1 leverage ratio requirement to 8% until December 31, 2020. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the "well-capitalized" ratio requirements under the prompt corrective action regulations and will not be required to report or calculate risk-based capital. Although, the Company did not opt into the CBLR framework at March 31, 2021, it may opt into the CBLR framework in a future quarterly period.

During the fourth quarter of 2019, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company may repurchase up to $5.0 million of the Company’s outstanding common stock through December 31, 2020. During 2020, the Company repurchased and retired 129,035 shares at an average price paid per share of $16.05, for a total of $2.1 million. The Company has not authorized another stock repurchase plan as of March 31, 2021.

The Company’s capital resources may be affected by the Company’s acquisition of Fincastle, which is expected to be completed in the third quarter of 2021. Fincastle shareholders are expected to receive aggregate merger consideration of $6.7 million in cash and approximately 1.3 million shares of the Company’s common stock. First Bank is not expected to pay a significant dividend to the Company prior to the completion of the merger to fund the cash portion of the purchase price and the Company’s merger related expenses. Although First Bank’s capital is not expected to be impacted by a significant dividend, the acquisition of Fincastle is expected to generate goodwill and other intangible assets that will be excluded from the regulatory capital of First Bank, which may result in a decrease in First Bank’s regulatory capital ratios. Additionally, the Company expects to incur aggregate pre-tax merger related expenses of approximately $4.2 million during 2021. For the three months ended March 31, 2021, the Company incurred $405 thousand of merger related expenses. First Bank expects that it will remain well-capitalized following the completion of the Company’s acquisition of Fincastle.

COVID-19 Pandemic Impact on Capital Resources

The Company will continue to update its enterprise risk assessment and capital plan as the operating environment develops. As a result of its risk assessments and capital planning, the Company issued $5.0 million of subordinated debt in June 2020, primarily to further strengthen holding company liquidity and remain a source of strength for the Bank in the event of a severe economic downturn. The Company may also use the proceeds of the issuance for general corporate purposes, including the potential repayment of the Company’s existing subordinated debt, which became callable on a quarterly basis beginning in January 2021. The Company’s stock repurchase plan remained suspended during the second, third and fourth quarters of 2020 and ended on December 31, 2020. The Company has not authorized another stock repurchase plan due to the potential impact of the pandemic on the economy and the Bank’s customers. The capital planning process also included consideration of whether to continue the Company’s cash dividend payments to common shareholders. The Company declared and paid a $0.12 per share dividend during the first quarter, which was a 9% increase over the prior quarter.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Commitments to extend credit, which amounted to $117.5 million at March 31, 2021, and $114.9 million at December 31, 2020, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2021 and December 31, 2020, the Bank had $9.7 million and $10.7 million in outstanding standby letters of credit, respectively.

At March 31, 2021, the Bank had $14.5 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest. The cash flow hedges end and the junior subordinated debt matures between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At March 31, 2021, the cash flow hedges had a fair value of $1.4 million, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive (loss) income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 16 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its operations, the Company is a party to various legal proceedings. As of the date of this report, there are no pending or threatened proceedings against the Company, other than as set forth below, that, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company.

On April 27, 2021, Alex Ciccotelli, a purported shareholder of Fincastle, filed a lawsuit in the United States District Court for the Southern District of New York against Fincastle, members of the Fincastle board of directors, the Company and the Bank: Ciccotelli v. The Bank of Fincastle et al. The lawsuit contains allegations contending, among other things that the registration statement on Form S-4 misstates or fails to disclose certain allegedly material information in violation of federal securities laws. The lawsuit generally seeks, among other things, to enjoin the shareholder vote with respect to the merger and/or the completion of the merger, that certain corrective disclosures be made, and to recover damages. The defendants have not yet answered or otherwise responded to the complaint. Fincastle, the Fincastle board of directors, the Company and the Bank believe this lawsuit is without merit and intends to defend against it vigorously.

Item 1A. Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020.

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

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from First National Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	May 17, 2021
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	May 17, 2021
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer