Form 10-Q
period 2021-06-30
FIRST NATIONAL CORP /VA/
filed 2021-08-16
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2021, 6,218,524 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	June 30,	December 31,
	2021	2020*
Assets
Cash and due from banks	$13,913	$13,115
Interest-bearing deposits in banks	114,334	114,182
Securities available for sale, at fair value	222,236	140,225
Securities held to maturity, at amortized cost (fair value, 2021, $11,163; 2020, $14,743)	10,898	14,234
Restricted securities, at cost	1,631	1,875
Loans held for sale	—	245
Loans, net of allowance for loan losses, 2021, $5,465; 2020, $7,485	611,883	622,429
Premises and equipment, net	18,876	19,319
Accrued interest receivable	2,662	2,717
Bank owned life insurance	18,128	17,916
Core deposit intangibles, net	—	19
Other assets	10,032	4,656
Total assets	$1,024,593	$950,932

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$290,571	$263,229
Savings and interest-bearing demand deposits	528,002	479,035
Time deposits	95,732	100,197
Total deposits	$914,305	$842,461
Subordinated debt	9,992	9,991
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	2,335	4,285
Total liabilities	$935,911	$866,016

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2021, 4,868,462 shares; 2020, 4,860,399 shares	6,088	6,075
Surplus	6,295	6,151
Retained earnings	73,901	69,292
Accumulated other comprehensive income, net	2,398	3,398
Total shareholders’ equity	$88,682	$84,916
Total liabilities and shareholders’ equity	$1,024,593	$950,932

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Interest and Dividend Income
Interest and fees on loans	$7,074	$7,416	$14,217	$14,619
Interest on deposits in banks	37	16	70	134
Interest and dividends on securities:
Taxable interest	697	636	1,414	1,306
Tax-exempt interest	215	151	395	302
Dividends	22	26	44	52
Total interest and dividend income	$8,045	$8,245	$16,140	$16,413
Interest Expense
Interest on deposits	$328	$676	$691	$1,638
Interest on subordinated debt	154	91	308	181
Interest on junior subordinated debt	68	67	134	157
Total interest expense	$550	$834	$1,133	$1,976
Net interest income	$7,495	$7,411	$15,007	$14,437
(Recovery of) provision for loan losses	(1,000)	800	(1,000)	1,700
Net interest income after (recovery of) provision for loan losses	$8,495	$6,611	$16,007	$12,737
Noninterest Income
Service charges on deposit accounts	$447	$348	$889	$1,029
ATM and check card fees	682	550	1,283	1,069
Wealth management fees	657	512	1,300	1,037
Fees for other customer services	307	237	593	444
Income from bank owned life insurance	99	99	212	214
Net gains on securities available for sale	—	—	37	—
Net gains on sale of loans	18	26	25	57
Other operating income	225	1	239	22
Total noninterest income	$2,435	$1,773	$4,578	$3,872
Noninterest Expense
Salaries and employee benefits	$3,693	$3,022	$7,248	$6,611
Occupancy	399	409	846	811
Equipment	433	418	864	828
Marketing	138	74	244	180
Supplies	77	103	165	192
Legal and professional fees	483	301	1,220	580
ATM and check card expense	268	223	499	468
FDIC assessment	78	60	147	90
Bank franchise tax	172	161	340	314
Data processing expense	216	188	420	372
Amortization expense	5	42	19	94
Other operating expense	668	612	1,268	1,217
Total noninterest expense	$6,630	$5,613	$13,280	$11,757

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Income before income taxes	$4,300	$2,771	$7,305	$4,852
Income tax expense	958	528	1,527	904
Net income	$3,342	$2,243	$5,778	$3,948
Earnings per common share
Basic	$0.69	$0.46	$1.19	$0.81
Diluted	$0.69	$0.46	$1.19	$0.81

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net income	$3,342	$2,243	$5,778	$3,948
Other comprehensive income (loss), net of tax,
Unrealized holding gains (losses) on available for sale securities, net of tax $78 and $136 for the three months and ($354) and $692 for the six months ended June 30, 2021 and 2020, respectively	292	514	(1,333)	2,606
Reclassification adjustment for gains included in net income, net of tax $0 and $0 for the three months and ($8) and $0 for the six months ended June 30, 2021 and 2020, respectively	—	—	(29)	—
Change in fair value of cash flow hedges, net of tax ($101) and ($6) for the three months and $95 and ($6) for the six months ended June 30, 2021 and 2020, respectively	(376)	(25)	362	(25)
Total other comprehensive (loss) income	(84)	489	(1,000)	2,581
Total comprehensive income	$3,258	$2,732	$4,778	$6,529

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$5,778	$3,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	642	654
Amortization of core deposit intangibles	19	94
Amortization of debt issuance costs	1	9
Origination of loans held for sale	(1,586)	(3,183)
Proceeds from sale of loans held for sale	1,856	3,237
Net gains on sales of loans held for sale	(25)	(57)
(Recovery of) provision for loan losses	(1,000)	1,700
Net gains on securities available for sale	(37)	—
Net gains on sale of other real estate owned	(9)	—
Increase in cash value of bank owned life insurance	(212)	(214)
Accretion of discounts and amortization of premiums on securities, net	448	334
Accretion of premium on time deposits	(6)	(17)
Stock-based compensation	119	168
Excess tax deficiency (benefit) on stock-based compensation	3	(2)
Gains on disposal of premises and equipment	(26)	(9)
Deferred income tax expense (benefit)	337	(734)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	55	(1,798)
(Increase) in other assets	(4,992)	(195)
(Decrease) increase in accrued interest payable and other liabilities	(1,950)	177
Net cash (used in) provided by operating activities	$(585)	$4,112
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$21,962	$13,930
Proceeds from maturities, calls, and principal payments of securities held to maturity	3,288	1,364
Purchase of securities available for sale	(106,060)	(13,124)
Net redemption (purchase) of restricted securities	244	(42)
Purchase of premises and equipment	(205)	(699)
Proceeds from sale of premises and equipment	32	9
Proceeds from sale of other real estate owned	139	—
Net (increase) decrease in loans	11,416	(77,508)
Net cash used in investing activities	$(69,184)	$(76,070)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2021	2020
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$76,309	$135,860
Net decrease in time deposits	(4,459)	(3,270)
Proceeds from subordinated debt, net of issuance costs	—	4,990
Cash dividends paid on common stock, net of reinvestment	(1,092)	(1,010)
Repurchase of common stock, stock incentive plan	(39)	(47)
Repurchase of common stock, stock repurchase plan	—	(2,071)
Net cash provided by financing activities	$70,719	$134,452
Increase in cash and cash equivalents	$950	$62,494
Cash and Cash Equivalents
Beginning	$127,297	$45,785
Ending	$128,247	$108,279
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,168	$2,022
Income taxes	$1,205	$1,082
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized (losses) gains on securities available for sale	$(1,724)	$3,298
Change in fair value of cash flow hedges	$457	$(31)
Transfer from loans to other real estate owned	$130	$-
Issuance of common stock, dividend reinvestment plan	$77	$70

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, March 31, 2020	$6,062	$5,899	$63,741	$2,816	$78,518
Net income	—	—	2,243	—	2,243
Other comprehensive income	—	—	—	489	489
Cash dividends on common stock ($0.11 per share)	—	—	(533)	—	(533)
Stock-based compensation	—	36	—	—	36
Issuance of 2,495 shares common stock, dividend reinvestment plan	3	32	—	—	35
Balance, June 30, 2020	$6,065	$5,967	$65,451	$3,305	$80,788

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, March 31, 2021	$6,086	$6,214	$71,144	$2,482	$85,926
Net income	—	—	3,342	—	3,342
Other comprehensive income	—	—	—	(84)	(84)
Cash dividends on common stock ($0.12 per share)	—	—	(585)	—	(585)
Stock-based compensation	—	45	—	—	45
Issuance of 1,997 shares common stock, dividend reinvestment plan	2	36	—	—	38
Balance, June 30, 2021	$6,088	$6,295	$73,901	$2,398	$88,682

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2019	$6,212	$7,700	$62,583	$724	$77,219
Net income	—	—	3,948	—	3,948
Other comprehensive income	—	—	—	2,581	2,581
Cash dividends on common stock ($0.22 per share)	—	—	(1,080)	—	(1,080)
Stock-based compensation	—	168	—	—	168
Issuance of 4,737 shares of common stock, dividend reinvestment plan	6	64	—	—	70
Issuance of 8,992 shares of common stock, stock incentive plan	11	(11)	—	—	—
Repurchase of 2,223 shares of common stock, stock incentive plan	(3)	(44)	—	—	(47)
Repurchase of 129,035 shares of common stock, stock repurchase plan	(161)	(1,910)	—	—	(2,071)
Balance, June 30, 2020	$6,065	$5,967	$65,451	$3,305	$80,788

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2020	$6,075	$6,151	$69,292	$3,398	$84,916
Net income	—	—	5,778	—	5,778
Other comprehensive loss	—	—	—	(1,000)	(1,000)
Cash dividends on common stock ($0.24 per share)	—	—	(1,169)	—	(1,169)
Stock-based compensation	—	119	—	—	119
Issuance of 4,208 shares of common stock, dividend reinvestment plan	5	72	—	—	77
Issuance of 8,073 shares of common stock, stock incentive plan	10	(10)	—	—	—
Repurchase of 2,221 shares of common stock, stock incentive plan	(2)	(37)	—	—	(39)
Balance, June 30, 2021	$6,088	$6,295	$73,901	$2,398	$88,682

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2021 and December 31, 2020, the statements of income and comprehensive income for the three and six months ended June 30, 2021 and 2020, the cash flows for the three and six months ended June 30, 2021 and 2020, and the changes in shareholders’ equity for the three and six months ended June 30, 2021 and 2020. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

The Company's noninterest income could decrease due to COVID-19. Service charges on deposits decreased during the pandemic and may decrease in future periods from less customer spending and/or higher balances of customer deposits. Wealth management revenue may decrease in future periods if the market values of investments decline and mortgage fee income may decrease from less home buying and refinancing activity in the Company's market area. At this time, the Company is unable to project the materiality of such an impact but recognizes it may unfavorably affect its noninterest income in future periods.

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

Lending Operations and Accommodations to Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company offered a payment deferral program, primarily during the second and third quarters of 2020, for its individual and business customers adversely affected by the pandemic that deferred loan payments for up to 90 days. There were no loans remaining in the program at June 30, 2021. In accordance with the CARES Act and interagency guidance issued in August 2020, these short-term loan payment deferrals were not considered troubled debt restructurings.

During the fourth quarter of 2020, and during the first half of 2021, the Bank modified terms of certain loans for customers that continued to be negatively impacted by the pandemic. The loan modifications lowered borrower loan payments by allowing interest only payments for periods ranging between 6 and 24 months. All loans modified were in the Bank’s commercial real estate loan portfolio and totaled $14.6 million at June 30, 2021. The loans were comprised of $12.9 million in the lodging sector and $1.7 million in the leisure sector.

With the passage of the Paycheck Protection Program (PPP), administered by the Small Business Administration (SBA), the Company actively participated in assisting its customers with applications for resources through the program. During the second and third quarters of 2020, the Bank originated $76.6 million of PPP loans, received $2.5 million of loan fees, and incurred $535 thousand of loan origination costs. The loan fees are being accreted into earnings evenly over the life of the loans, net of the loan costs, through interest and fees on loans. Approximately 99% of the PPP loan balances will mature in the second quarter of 2022. The Company believes the majority of these loans will ultimately be forgiven and repaid by the SBA in accordance with the terms of the program. As of June 30, 2021, PPP loan balances originated in 2020 totaled $26.1 million. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through additional provision for loan losses charged to earnings.

Congress revived the PPP (new PPP) as part of the COVID-19 relief bill that was signed into law on December 27, 2020. The Bank began participating as a lender in the new PPP in January of 2021. During the first and second quarters of 2021, the Bank originated $26.2 million of new PPP loans and incurred $65 thousand of loan origination costs. The Bank expects to receive $1.4 million of loan fees from the SBA as a result of the loan originations. Loan fees received on new PPP loans will also be accreted into earnings evenly over the life of the loans, net of the loan costs, through interest and fees on loans. These new PPP loans will mature in the first and second quarters of 2026. As of June 30, 2021, new PPP loan balances totaled $25.0 million.

Asset Quality

The economic impact of the pandemic had an unfavorable impact on the financial condition of certain Bank customers. The Bank entered into loan modification agreements in the fourth quarter of 2020, and during the first half of 2021, to provide relief to certain customers that were continuing to experience temporary business interruptions from the pandemic. The modifications were designed to help borrowers continue their business operations while minimizing potential loan charge-offs. The Bank expects significant financial pressure on several sectors of the loan portfolio to continue, including retail shopping, and lodging and leisure, among others.

The magnitude of the potential decline in the Bank’s loan quality will likely depend on the length and extent that the Bank’s customers experience business interruptions from the pandemic.

Notes to Consolidated Financial Statements (Unaudited)

Business Combination

On July 1, 2021, the Company completed the acquisition of The Bank of Fincastle (“Fincastle”) for an aggregate purchase price of $33.8 million of cash and stock.  Additional information about the acquisition is presented in Note 17.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13).  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC), such as the Company, and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has formed a committee to address the compliance requirements of this ASU, which has analyzed gathered data, defined loan pools and segments, and selected methods for applying the concepts included in this ASU. The Company is in the process of testing selected models, building policy and processing documentation, modeling the impact of the ASU on the capital and strategic plans, performing model validation, and finalizing policies and procedures. This guidance may result in material changes in the Company's accounting for credit losses of financial instruments.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. Treasury securities	$19,949	$29	$(32)	$19,946
U.S. agency and mortgage-backed securities	141,497	2,070	(739)	142,828
Obligations of states and political subdivisions	58,644	1,051	(233)	59,462
Total securities available for sale	$220,090	$3,150	$(1,004)	$222,236
Securities held to maturity:
U.S. agency and mortgage-backed securities	$7,950	$157	$—	$8,107
Obligations of states and political subdivisions	2,948	108	—	3,056
Total securities held to maturity	$10,898	$265	$—	$11,163
Total securities	$230,988	$3,415	$(1,004)	$233,399

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$98,848	$2,830	$(80)	$101,598
Obligations of states and political subdivisions	37,507	1,122	(2)	38,627
Total securities available for sale	$136,355	$3,952	$(82)	$140,225
Securities held to maturity:
U.S. agency and mortgage-backed securities	$9,588	$264	$—	$9,852
Obligations of states and political subdivisions	3,146	140	—	3,286
Corporate debt securities	1,500	105	—	1,605
Total securities held to maturity	$14,234	$509	$—	$14,743
Total securities	$150,589	$4,461	$(82)	$154,968

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2021 and December 31, 2020, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	June 30, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$9,938	$(32)	$—	$—	$9,938	$(32)
U.S. agency and mortgage-backed securities	59,563	(739)	—	—	59,563	(739)
Obligations of states and political subdivisions	20,523	(233)	—	—	20,523	(233)
Total securities available for sale	$90,024	$(1,004)	$—	$—	$90,024	$(1,004)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$17,367	$(80)	$—	$—	$17,367	$(80)
Obligations of states and political subdivisions	1,020	(2)	—	—	1,020	(2)
Total securities available for sale	$18,387	$(82)	$—	$—	$18,387	$(82)

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

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2021, there were twenty-six out of one hundred and twelve U.S. agency and mortgage-backed securities and twenty out of one hundred and three obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 5.4 years at June 30, 2021. At December 31, 2020, there were seven out of one hundred and one U.S. agency and mortgage-backed securities and one out of eighty-four obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2020. The weighted-average re-pricing term of the portfolio was 3.5 years at December 31, 2020. The unrealized losses at June 30, 2021 in the U.S. agency and mortgage-backed securities portfolio and the obligations of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at June 30, 2021 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$4,720	$4,769	$2,612	$2,630
Due after one year through five years	14,941	15,015	2,124	2,211
Due after five years through ten years	61,798	62,643	1,707	1,756
Due after ten years	138,631	139,809	4,455	4,566
	$220,090	$222,236	$10,898	$11,163

Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2021, and no impairment has been recognized.

The composition of restricted securities at June 30, 2021 and December 31, 2020 was as follows (in thousands):

	June 30, 2021	December 31, 2020
Federal Home Loan Bank stock	$573	$818
Federal Reserve Bank stock	981	980
Community Bankers’ Bank stock	77	77
	$1,631	$1,875

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $454 thousand and $529 thousand at June 30, 2021 and December 31, 2020, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at June 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Real estate loans:
Construction and land development	$25,035	$27,328
Secured by 1-4 family residential	235,158	235,814
Other real estate loans	245,455	246,883
Commercial and industrial loans	102,966	109,838
Consumer and other loans	8,734	10,051
Total loans	$617,348	$629,914
Allowance for loan losses	(5,465)	(7,485)
Loans, net	$611,883	$622,429

Net deferred loan fees included in the above loan categories were $1.8 million and $1.6 million at June 30, 2021 and December 31, 2020, respectively. Consumer and other loans included $174 thousand and $143 thousand of demand deposit overdrafts at June 30, 2021 and December 31, 2020, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$46	$—	$46	$24,989	$25,035	$—	$—
Secured by 1-4 family residential	267	76	22	365	234,793	235,158	410	—
Other real estate loans	122	150	0	272	245,183	245,455	158	—
Commercial and industrial	11	—	—	11	102,955	102,966	1,534	—
Consumer and other loans	16	20	5	41	8,693	8,734	—	5
Total	$416	$292	$27	$735	$616,613	$617,348	$2,102	$5

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$47	$20	$—	$67	$27,261	$27,328	$276	$—
Secured by 1-4 family residential	657	125	324	1,106	234,708	235,814	449	298
Other real estate loans	—	131	133	264	246,619	246,883	4,441	—
Commercial and industrial	104	—	—	104	109,734	109,838	1,548	—
Consumer and other loans	16	21	4	41	10,010	10,051	—	4
Total	$824	$297	$461	$1,582	$628,332	$629,914	$6,714	$302

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$25,035	$—	$-	$—	$25,035
Secured by 1-4 family residential	234,426	—	732	—	235,158
Other real estate loans	245,296	—	159	—	245,455
Commercial and industrial	100,404	1,028	1,534	—	102,966
Consumer and other loans	8,734	—	—	—	8,734
Total	$613,895	$1,028	$2,425	$—	$617,348

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$26,896	$—	$432	$—	$27,328
Secured by 1-4 family residential	235,035	—	779	—	235,814
Other real estate loans	242,441	—	4,442	—	246,883
Commercial and industrial	107,383	—	2,455	—	109,838
Consumer and other loans	10,051	—	—	—	10,051
Total	$621,806	$—	$8,108	$—	$629,914

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Loan Losses

The following tables present, as of June 30, 2021, December 31, 2020 and June 30, 2020, the total allowance for loan losses, the allowance by impairment methodology, and loans by impairment methodology (in thousands):

	June 30, 2021
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2020	$306	$1,022	$4,956	$784	$417	$7,485
Charge-offs	—	—	(992)	—	(159)	(1,151)
Recoveries	—	4	1	4	122	131
(Recovery of) provision for loan losses	(32)	(11)	(893)	(30)	(34)	(1,000)
Ending Balance, June 30, 2021	$274	$1,015	$3,072	$758	$346	$5,465
Ending Balance:
Individually evaluated for impairment	—	—	—	78	—	78
Collectively evaluated for impairment	273	1,015	3,072	680	347	5,387
Loans:
Ending Balance	$25,035	$235,158	$245,455	$102,966	$8,734	$617,348
Individually evaluated for impairment	—	410	158	1,534	—	2,102
Collectively evaluated for impairment	25,035	234,748	245,297	101,432	8,734	615,246

	December 31, 2020
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2019	$464	$776	$2,296	$562	$836	$4,934
Charge-offs	—	—	—	(69)	(715)	(784)
Recoveries	2	8	2	18	305	335
Provision for (recovery of) loan losses	(160)	238	2,658	273	(9)	3,000
Ending Balance, December 31, 2020	$306	$1,022	$4,956	$784	$417	$7,485
Ending Balance:
Individually evaluated for impairment	—	—	2,065	158	—	2,223
Collectively evaluated for impairment	306	1,022	2,891	626	417	5,262
Loans:
Ending Balance	$27,328	$235,814	$246,883	$109,838	$10,051	$629,914
Individually evaluated for impairment	276	449	4,441	1,548	—	6,714
Collectively evaluated for impairment	27,052	235,365	242,442	108,290	10,051	623,200

Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2020
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2019	$464	$776	$2,296	$562	$836	$4,934
Charge-offs	—	—	—	(69)	(435)	(504)
Recoveries	—	4	1	7	154	166
Provision for (recovery of) loan losses	(68)	543	936	283	6	1,700
Ending Balance, June 30, 2020	$396	$1,323	$3,233	$783	$561	$6,296
Ending Balance:
Individually evaluated for impairment	—	5	23	—	—	28
Collectively evaluated for impairment	396	1,318	3,210	783	561	6,268
Loans:
Ending Balance	$31,981	$234,188	$248,495	$124,706	$12,146	$651,516
Individually evaluated for impairment	400	497	4,896	—	—	5,793
Collectively evaluated for impairment	31,581	233,691	243,599	124,706	12,146	645,723

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans and the related allowance at June 30, 2021, December 31, 2020 and June 30, 2020, were as follows (in thousands):

	June 30, 2021
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$-	$—	$—	$-	$—	$273	$—
Secured by 1-4 family	544	410	—	410	—	429	—
Other real estate loans	169	158	—	158	—	4,447	1
Commercial and industrial	1,653	—	1,534	1,534	78	1,548	—
Total	$2,366	$568	$1,534	$2,102	$78	$6,697	$1

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$325	$276	$—	$276	$—	$344	$—
Secured by 1-4 family	568	449	—	449	—	517	1
Other real estate loans	4,492	171	4,270	4,441	2,065	2,623	109
Commercial and industrial	1,582	—	1,548	1,548	158	393	77
Total	$6,967	$896	$5,818	$6,714	$2,223	$3,877	$187

	June 30, 2020
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$439	$400	$—	$400	$—	$383	$—
Secured by 1-4 family	595	280	217	497	5	563	1
Other real estate loans	4,948	583	4,313	4,896	23	574	127
Total	$5,982	$1,263	$4,530	$5,793	$28	$1,520	$128

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

As of June 30, 2021, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $1.7 million. At June 30, 2021, none of the loans classified as TDRs were performing under the restructured terms and all were considered non-performing assets. There were $6.0 million in TDRs at December 31, 2020, none of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the three months ended  June 30, 2021 and 2020.

Notes to Consolidated Financial Statements (Unaudited)

In response to the COVID-19 pandemic, the Company created and implemented a loan payment deferral program for individual and business customers beginning in the first quarter of 2020, which provided them the opportunity to defer monthly payments for 90 days. As of June 30, 2021, there were no loans remaining in the program. These loans were not considered TDRs because they were modified in accordance with relief provisions of the CARES Act and recent interagency regulatory guidance.

During the fourth quarter of 2020, the Company modified terms of certain loans for customers that continued to be negatively impacted by the COVID-19 pandemic. The loan modifications lowered borrower loan payments by allowing interest only payments for periods ranging between 6 and 24 months. As of June 30, 2021, loans that were modified totaled $14.6 million. These loans were not considered TDRs because they were modified in accordance with relief provisions of the CARES Act.

For the six months ended June 30, 2021 and 2020, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

Note 5. Other Real Estate Owned (OREO)

Changes in the balance for OREO during the six months ended June 30, 2021 and the year ended December 31, 2020 are as follows (in thousands):

	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020
Balance at the beginning of year, gross	$—	$—
Transfers in	130	—
Sales proceeds	(139)	—
Gain on disposition	9	—
Balance at the end of period, gross	$—	$—
Less: valuation allowance	—	—
Balance at the end of period, net	$—	$—

There were no residential real estate properties included in the ending OREO balances at June 30, 2021 and December 31, 2020. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2021.

Net expenses applicable to OREO, other than the provision for losses, were $9 thousand for the six months ended June 30, 2021.  The Bank did not have any expenses applicable to OREO for the six months ended June 30, 2020.  The Bank did not have any expenses applicable to OREO for the year ended December 31, 2020.

Note 6. Other Borrowings

The Company had an unsecured line of credit totaling $5.0 million with a non-affiliated bank at June 30, 2021. There were no borrowings outstanding on the line of credit at June 30, 2021. The interest rate on the line of credit floats at Wall Street Journal Prime Rate plus 0.25%, with a floor of 3.50%, and matures on March 28, 2026.

The Bank had unused lines of credit totaling $268.3 million and $237.7 million available with non-affiliated banks at June 30, 2021 and December 31, 2020, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $192.9 million at June 30, 2021. The Bank had collateral pledged on the borrowing line at June 30, 2021 and December 31, 2020 including real estate loans totaling $258.4 million and $221.1 million, respectively, and Federal Home Loan Bank stock with a book value of $573 thousand and $818 thousand, respectively. The Bank did not have borrowings from the FHLB at June 30, 2021 and December 31, 2020.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of June 30, 2021 and December 31, 2020, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2021, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at June 30, 2021 and December 31, 2020 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total Capital (to Risk-Weighted Assets)	$95,856	16.25%	$47,189	8.00%	$58,986	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$90,391	15.32%	$35,391	6.00%	$47,189	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$90,391	15.32%	$26,544	4.50%	$38,341	6.50%
Tier 1 Capital (to Average Assets)	$90,391	8.78%	$41,193	4.00%	$51,492	5.00%
December 31, 2020
Total Capital (to Risk-Weighted Assets)	$91,243	15.82%	$46,129	8.00%	$57,661	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$84,032	14.57%	$34,597	6.00%	$46,129	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$84,032	14.57%	$25,948	4.50%	$37,480	6.50%
Tier 1 Capital (to Average Assets)	$84,032	8.80%	$38,187	4.00%	$47,733	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. Accordingly, the Bank was required to maintain a capital conservation buffer of 2.50% at June 30, 2021 and December 31, 2020. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of June 30, 2021 and December 31, 2020, the capital conservation buffer of the Bank was 8.25% and 7.82%, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million. The note bears interest at a fixed rate of 6.75% per annum. Debt issuance costs related to the note were fully amortized at June 30, 2021 and December 31, 2020. The note has a maturity date of October 1, 2025. Subject to regulatory approval, the Company may prepay the note, in part or in full, beginning on January 1, 2021 through maturity, at the Company's option, on any scheduled interest payment date. The Agreement contains customary events of default such as the bankruptcy of the Company and the non-payment of principal or interest when due. The holder of the note may accelerate the repayment of the note only in the event of bankruptcy or similar proceedings and not for any other event of default.

On June 29, 2020, the Company issued an interest only subordinated term note due 2030 in the aggregate principal amount of $5.0 million. The note initially bears interest at a fixed rate of 5.50% per annum. Beginning July 1, 2025, the interest rate shall reset quarterly to an interest rate per annum equal to the current three-month Secured Overnight Financing Rate (SOFR), plus 510 basis points. Unamortized debt issuance costs related to the note were $8 thousand and $9 thousand at June 30, 2021 and December 31, 2020, respectively. The note has a maturity date of July 1, 2030. Subject to regulatory approval, the Company may prepay the note, in part or in full, beginning on July 1, 2025 through maturity, at the Company's option, on any scheduled interest payment date. The note contains customary events of default such as the bankruptcy of the Company and the non-payment of principal or interest when due. The holder of the note may accelerate the repayment of the note only in the event of bankruptcy or similar proceedings and not for any other event of default.

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

Note 9. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2021 and December 31, 2020 was 2.72% and 2.83%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2021 and December 31, 2020 was 1.74% and 1.83%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

Note 10. Benefit Plans

The Company maintains a 401(k) plan (the Plan) for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the Plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution based on years of service to participants who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two Plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the Plan each year based on overall performance, profitability, and other economic factors. For the six months ended June 30, 2021 and 2020, expense attributable to the Plan amounted to $457 thousand and $449 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

On March 15, 2019, the Company entered into supplemental executive retirement plans and participation agreements with three of its employees. The retirement benefits are fixed and provide for retirement benefits payable in 180 monthly installments. The contribution expense totaled $131 thousand for the six months ended June 30, 2021 and 2020 and was solely funded by the Company.

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

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(Numerator):
Net income	$3,342	$2,243	$5,778	$3,948
(Denominator):
Weighted average shares outstanding – basic	4,868,901	4,849,719	4,866,376	4,900,303
Potentially dilutive common shares – restricted stock units	4,385	—	6,330	2,542
Weighted average shares outstanding – diluted	4,873,286	4,849,719	4,872,706	4,902,845
Income per common share
Basic	$0.69	$0.46	$1.19	$0.81
Diluted	$0.69	$0.46	$1.19	$0.81

Restricted stock units for 15,858 shares of common stock were not considered in computing diluted earnings per share for the three months ended  June 30, 2020 because they were antidilutive. There were no antidilutive shares of common stock for three months ended June 30, 2021 and the six months ended June 30, 2021 and 2020.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands).  There were no liabilities measured at fair value at June 30, 2021 and December 31, 2020.

		Fair Value Measurements at June 30, 2021
Description	Balance as of June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$19,946	$—	$19,946	$—
U.S. agency and mortgage-backed securities	142,828	—	142,828	—
Obligations of states and political subdivisions	59,462	—	59,462	—
Total securities available for sale	$222,236	$—	$222,236	$—
Derivatives - cash flow hedges	888	—	888	—
Total assets	$223,124	$—	$223,124	$—

		Fair Value Measurements at December 31, 2020
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. agency and mortgage-backed securities	$101,598	$—	$101,598	$—
Obligations of states and political subdivisions	38,627	—	38,627	—
Total securities available for sale	$140,225	$—	$140,225	$—
Derivatives - cash flow hedges	431	—	431	—
Total assets	$140,656	$—	$140,656	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six months ended June 30, 2021 and the year ended December 31, 2020.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at June 30, 2021
Description	Balance as of June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$1,456	$—	$—	$1,456

		Fair Value Measurements at December 31, 2020
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$3,595	$—	$—	$3,595

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Impaired loans, net	$1,456	Present value of cash flows	Discount rate	6.50%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Impaired loans, net	$2,205	Property appraisals	Selling cost	10.00%
Impaired loans, net	1,390	Present value of cash flows	Discount rate	6.50%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020 are as follows (in thousands):

		Fair Value Measurements at June 30, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$128,247	$128,247	$—	$—	$128,247
Securities available for sale	222,236	—	222,236	—	222,236
Securities held to maturity	10,898	—	11,163	—	11,163
Restricted securities	1,631	—	1,631	—	1,631
Loans, net	611,883	—	—	620,501	620,501
Bank owned life insurance	18,128	—	18,128	—	18,128
Accrued interest receivable	2,662	—	2,662	—	2,662
Derivatives - cash flow hedges	888	—	888	—	888
Financial Liabilities
Deposits	$914,305	$—	$818,573	$96,324	$914,897
Subordinated debt	9,992	—	—	10,892	10,892
Junior subordinated debt	9,279	—	—	10,912	10,912
Accrued interest payable	105	—	105	—	105

		Fair Value Measurements at December 31, 2020 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$127,297	$127,297	$—	$—	$127,297
Securities available for sale	140,225	—	140,225	—	140,225
Securities held to maturity	14,234	—	13,138	1,605	14,743
Restricted securities	1,875	—	1,875	—	1,875
Loans held for sale	245	—	245	—	245
Loans, net	622,429	—	—	633,638	633,638
Bank owned life insurance	17,916	—	17,916	—	17,916
Accrued interest receivable	2,717	—	2,717	—	2,717
Derivatives - cash flow hedges	431	—	431	—	431
Financial Liabilities
Deposits	$842,461	$—	$742,264	$101,154	$843,418
Subordinated debt	9,991	—	—	10,304	10,304
Junior subordinated debt	9,279	—	—	10,364	10,364
Accrued interest payable	134	—	134	—	134

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

Stock Awards

Whenever the Company deems it appropriate to grant a stock award, the recipient receives a specified number of unrestricted shares of employer stock. Stock awards may be made by the Company at its discretion without cash consideration and may be granted as settlement of a performance-based compensation award. The Company did not have compensation expense related to stock awards for the six months ended June 30, 2021 and 2020.

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

In the first quarter of 2021, 13,094 restricted stock units were granted to employees, with 2,026 units vesting immediately, 4,040 units subject to a two year vesting schedule with one half of the units vesting each year on the grant date anniversary, and 7,028 units subject to a five year vesting schedule with all of the units vesting on the fifth anniversary of the grant date. The recipient does not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipient becomes the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	Six Months Ended
	June 30, 2021
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	15,858	$20.40
Granted	13,094	17.40
Vested	(8,073)	19.84
Forfeited	—	—
Unvested, end of period	20,879	$18.73

At June 30, 2021, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $286 thousand. This expense is expected to be recognized through 2026. Compensation expense related to restricted stock unit awards recognized for the six months ended June 30, 2021 and 2020 totaled $119 thousand and $168 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 14. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2020	$2,816	$—	$2,816
Unrealized holding gains (net of tax, $136)	514	—	514
Change in fair value (net of tax, ($6))	—	(25)	(25)
Change during period	514	(25)	489
Balance at June 30, 2020	$3,330	$(25)	$3,305
Balance at March 31, 2021	$1,404	$1,078	$2,482
Unrealized holding gains (net of tax, $78)	292	—	292
Reclassification adjustment (net of tax, ($0))	—	—	—
Change in fair value (net of tax, ($100))	—	(376)	(376)
Change during period	292	(376)	(84)
Balance at June 30, 2021	$1,696	$702	$2,398

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$724	$—	$724
Unrealized holding gains (net of tax, $692)	2,606	—	2,606
Change in fair value (net of tax, ($6))	—	(25)	(25)
Change during period	2,606	(25)	2,581
Balance at June 30, 2020	$3,330	$(25)	$3,305
Balance at December 31, 2020	$3,058	$340	$3,398
Unrealized holding losses (net of tax, ($354))	(1,333)	—	(1,333)
Reclassification adjustment (net of tax, ($8))	(29)	—	(29)
Change in fair value (net of tax, $96)	—	362	362
Change during period	(1,362)	362	(1,000)
Balance at June 30, 2021	$1,696	$702	$2,398

The following table presents information related to reclassifications from accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
Three Months Ended
	June 30, 2021	June 30, 2020
Securities available for sale:
Net securities gains reclassified into earnings	$—	$—	Net gains on securities available for sale
Related income tax expense	—	—	Income tax expense
Total reclassifications	$—	$—	Net of tax

Details About Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Six Months Ended
	June 30, 2021	June 30, 2020
Securities available for sale:
Net securities gains reclassified into earnings	$(37)	$—	Net gains on securities available for sale
Related income tax expense	8	—	Income tax expense
Total reclassifications	$(29)	$—	Net of tax

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Noninterest Income
Service charges on deposit accounts	$447	$348	$889	$1,029
ATM and check card fees	682	550	1,283	1,069
Wealth management fees	657	512	1,300	1,037
Fees for other customer services	307	237	593	444
Noninterest income (in-scope of Topic 606)	$2,093	$1,647	$4,065	$3,579
Noninterest income (out-of-scope of Topic 606)	342	126	513	293
Total noninterest income	$2,435	$1,773	$4,578	$3,872

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges. Changes in fair value of these designated hedging instruments is reported as a component of other comprehensive (loss) income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of June 30, 2021, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  June 30, 2021 (in thousands):

	June 30, 2021
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$888	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

Note 17. Acquisition

On July 1, 2021, the Company completed the acquisition of The Bank of Fincastle (“Fincastle”) for an aggregate purchase price of $33.8 million of cash and stock. The Company paid cash consideration of $6.8 million and issued 1,348,356 shares of its common stock to the shareholders of Fincastle. Upon completion of the transaction, Fincastle was merged with and into First Bank. At the time of closing of the acquisition, The Bank of Fincastle had six retail bank offices operating in the greater Roanoke region of Virginia, including its main office in the Town of Fincastle. The former Fincastle branches will continue to operate as The Bank of Fincastle, a division of First Bank, until the systems conversion, which is expected to be completed in October 2021. As of June 30, 2021, Fincastle reported total assets of $267.2 million, total loans of $194.5 million and total deposits of $236.3 million. For the three-month and six-month periods ended June 30, 2021, the Company recorded merger related expenses of $277 thousand and $682 thousand, respectively, in connection with the acquisition of Fincastle. The Company estimates that it will incur aggregate merger related costs of $4.2 million, with the remaining $3.5 million expected to be recorded in the second half of 2021.

The financial position and results of operations of Fincastle are not reflected in the Company’s financial statements as of June 30, 2021. The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. Under acquisition accounting, assets acquired, and liabilities assumed are recorded at their acquisition date fair values, and any excess of the purchase price over the aggregate fair value of the net assets acquired is recognized as goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and the impact of the Company’s acquisition (the Merger) of The Bank of Fincastle (Fincastle), including the expected levels of merger related expenses to be incurred by the Company, the expected benefits of the Merger, and the potential impact of the Merger on the Company’s and First Bank’s (the Bank) liquidity and capital levels, as well as certain financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability of the Company and the Bank to realize the anticipated benefits of the Merger, including the ability to successfully integrate Fincastle’s systems and processes into the Company’s systems and processes;
•	expected revenue synergies and cost savings from the Merger that may not be fully realized or realized within the expected time frame;
•	revenues following the Merger that may be lower than expected;
•	customer and employee relationships and business operations as a result of disruptions caused by the Merger;
•	the effects of the COVID-19 pandemic, including its potential adverse effect on economic conditions and the Company's employees, customers, credit quality, and financial performance;
•	general business conditions, as well as conditions within the financial markets;
•	general economic conditions, including unemployment levels and slowdowns in economic growth;
•	the Company’s branch and market expansions, technology initiatives and other strategic initiatives;
•	the impact of competition from banks and non-banks, including financial technology companies (Fintech);
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

Because of these and other uncertainties, actual results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at June 30, 2021 and statements of income of the Company for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2020. The statements of income for the three and six months ended June 30, 2021 may not be indicative of the results to be achieved for the year.

Executive Overview

The Company

First National Corporation (the Company) is the bank holding company of:

•	First Bank (the Bank). The Bank owns:
•	First Bank Financial Services, Inc.
•	Bank of Fincastle Services, Inc.
•	Shen-Valley Land Holdings, LLC
•	First National (VA) Statutory Trust II (Trust II)
•	First National (VA) Statutory Trust III (Trust III and, together with Trust II, the Trusts)

First Bank Financial Services, Inc. invests in entities that provide title insurance and investment services. Bank of Fincastle Services, Inc. owns investments in an entity that provides mortgage services.  Shen-Valley Land Holdings, LLC was formed to hold other real estate owned and future office sites. The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities and are not included in the Company’s consolidated financial statements in accordance with authoritative accounting guidance because management has determined that the Trusts qualify as variable interest entities.

Products, Services, Customers and Locations

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley, central regions of Virginia, the city of Richmond and the greater Roanoke market area. Within these markets, there are diverse types of industry including medical and professional services, manufacturing, retail, warehousing, Federal government, hospitality, and higher education.

The Bank offers loan and deposit products and services through its website, www.fbvirginia.com, its mobile banking platform, a network of ATMs located throughout its market area, one loan production office, a customer service center in a retirement community, and 20 bank branch office locations located throughout the Shenandoah Valley, the central regions of Virginia, the city of Richmond and the Roanoke market area. In addition to providing traditional banking services, the Bank operates a wealth management division under the name First Bank Wealth Management.

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

Primary expense categories are salaries and employee benefits, which comprised 55% of noninterest expenses for the six months ended June 30, 2021, followed by occupancy and equipment expense, which comprised 13% of noninterest expenses. The provision for loan losses is also typically a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for loan losses.

COVID-19 Pandemic Update

Operations

During the second quarter of 2021, the Bank continued to follow its Pandemic Plan that strives to protect the health of its employees and customers, while continuing to deliver banking services. In response to vaccinations that continued to be provided to thousands of people in our market areas, and the decrease in the number of COVID-19 cases in our communities, the Bank entered phase two of its plan in late March 2021 after operating in phase one since early December 2020. After operating for almost four months primarily through branch drive throughs, ATMs, and mobile and internet banking platforms, lobbies re-opened in March for walk-in customers to conduct their banking business.

Paycheck Protection Program

The Bank continued to participate as a lender in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) to support local small businesses and non-profit organizations by providing forgivable loans. During the second and third quarters of 2020, the Bank originated $76.6 million of PPP loans, received $2.5 million of loan fees from the SBA, and incurred $535 thousand of loan origination costs. The PPP stopped accepting applications in August of 2020. The loan fees continue to be accreted into earnings evenly over the life of the loans, net of loan origination costs, through interest and fees on loans. PPP loans that were originated in 2020 totaled $26.1 million at June 30, 2021 and are scheduled to mature in the second and third quarters of 2022.

Congress revived the PPP as part of the COVID-19 relief bill that was signed into law on December 27, 2020. The Bank began participating again as a lender in the PPP in January of 2021. During the first and second quarters of 2021, the Bank originated $26.2 million of PPP loans, received $1.4 million of loan fees from the SBA, and incurred $65 thousand of loan origination costs. Like the PPP loans originated in 2020, loan fees are being accreted into earnings evenly over the life of the loans, net of loan origination costs, through interest and fees on loans. PPP loans that were originated in 2021 totaled $25.0 million at June 30, 2021 and are scheduled to mature in the first and second quarters of 2026.

Asset Quality Impact

The pandemic has negatively impacted the financial condition of certain loan customers. The Bank expects customers in certain sectors of its commercial real estate loan portfolio, including retail shopping, lodging and leisure, may experience elevated financial pressure in future periods. Those sectors comprised 5%, 4% and 1% of the loan portfolio, respectively, excluding PPP loans, at June 30, 2021. The Bank also expects that loans in those same sectors of its commercial and industrial loan portfolio may also experience financial pressure in future periods. The magnitude of the potential decline in the Bank’s loan quality in future periods will likely depend on the duration of the pandemic and the extent that the Bank’s customers experience business interruptions.

Loan Modifications

In response to the unknown impact of the pandemic on the economy and its customers, the Bank created and implemented a loan payment deferral program for individual and business customers beginning in the first quarter of 2020, which provided them the opportunity to defer monthly payments for 90 days. By June 30, 2020, loans participating in the program reached $182.6 million. The majority of these loans resumed regular payments during the second half of 2020 after their deferral periods ended. There were no loans remaining in the program at June 30, 2021. These loans were not considered troubled debt restructurings (TDRs) because they were modified in accordance with relief provisions of the CARES Act and interagency regulatory guidance.

During the fourth quarter of 2020, and during the first half of 2021, the Bank modified terms of certain loans for customers that continued to be negatively impacted by the pandemic by lowering borrower’s loan payments with interest only payments for periods ranging between 6 and 24 months. Modified loans totaled $13.4 million at June 30, 2021, with $13.2 million in the Bank’s commercial real estate loan portfolio and $158 thousand in the commercial and industrial loans portfolio. The loans were comprised of $11.7 million in the lodging sector and $1.7 million in the leisure sector. All modified loans were either performing under their modified terms or resumed regular loan payments as of June 30, 2021.

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

After being suspended for most of 2020, the Company’s stock repurchase plan ended on December 31, 2020. The Company has not authorized another stock repurchase plan due to certain factors, which include the continued uncertainty and potential impact of the pandemic on the economy and the Bank’s customers. The Company continued to pay cash dividends on common stock of $0.11 per share throughout 2020, and in February 2021, it declared a quarterly cash dividend of $0.12 per share, which was a 9% increase. In May 2021, the Company declared another quarterly cash dividend of $0.12 per share.

Overview of Quarterly Financial Performance

Net income increased by $1.1 million to $3.3 million, or $0.69 per basic and diluted share, for the three months ended June 30, 2021, compared to $2.2 million, or $0.46 per basic and diluted share, for the same period in 2020. Return on average assets was 1.31% and return on average equity was 15.33% for the second quarter of 2021, compared to 1.00% and 11.30%, respectively, for the same period in 2020.

The $1.1 million increase in net income for the three months ended June 30, 2021 resulted primarily from a $86 thousand, or 1%, increase in net interest income, a $1.8 million decrease in provision for loan losses, and a $662 thousand, or 37%, increase in noninterest income, compared to the same period of 2020. These favorable variances were partially offset by a $1.0 million, or 18%, increase in noninterest expenses.

Net interest income increased primarily from a decrease in interest expense on deposits, which was attributable to reductions in interest rates paid. Average earning asset balances increased 20%, while the net interest margin decreased 49 basis points to 3.10% for the second quarter of 2021, compared to 3.59% for the same period in 2020. Noninterest income increased primarily from higher amounts of ATM and check card fees, wealth management fees, and fees for other customer services.  Noninterest expense increased primarily from higher salaries and employee benefits expense, as well as legal and professional fees, which included merger related expenses.

Based on management's analysis and the supporting allowance for loan loss calculation, a recovery of loan losses totaling $1.0 million was recorded during the second quarter of 2021, compared to a provision for loan losses of $800 thousand during the same period of 2020. The recovery of loan losses was attributable to an increase in the general reserve component of the allowance for loan losses that was offset by a decrease in the specific reserve component in the second quarter of 2021.  The provision for loan losses recorded in the second quarter of 2020 was primarily attributable to an increase in the general reserve component of the allowance for loan losses, which resulted from consideration of risks associated with loans participating in the Bank's loan payment deferral program and an increase in substandard loans.

For a more detailed discussion of the Company's quarterly performance, see "Net Interest Income,” “Provision for Loan Losses,” "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Acquisition of The Bank of Fincastle

On July 1, 2021, the Company completed the acquisition of The Bank of Fincastle (“Fincastle”) for an aggregate purchase price of $33.8 million of cash and stock. The Company paid cash consideration of $6.8 million and issued 1,348,356 shares of its common stock to the shareholders of Fincastle. Upon completion of the transaction, Fincastle was merged with and into First Bank. At the time of closing of the acquisition, The Bank of Fincastle had six retail bank offices operating in the greater Roanoke region of Virginia, including its main office in the Town of Fincastle. The former Fincastle branches will continue to operate as The Bank of Fincastle, a division of First Bank, until the systems conversion, which is expected to be completed in October 2021. As of June 30, 2021, Fincastle reported total assets of $267.2 million, total loans of $194.5 million and total deposits of $236.3 million.  For the three-month and six-month periods ended June 30, 2021, the Company recorded merger related expenses of $277 thousand and $682 thousand, respectively, in connection with the acquisition of Fincastle. The Company estimates that it will incur aggregate merger related costs of $4.2 million, with the remaining $3.5 million expected to be recorded in the second half of 2021.

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

	Efficiency Ratio
	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Noninterest expense	$6,630	$5,613	$13,280	$11,757
Subtract: amortization of intangibles	(5)	(42)	(19)	(94)
Add: gains on disposal of premises and equipment, net	14	—	26	—
Subtract: merger related expenses	(277)	—	(682)	—
	$6,362	$5,571	$12,605	$11,663
Tax-equivalent net interest income	$7,560	$7,459	$15,128	$14,535
Noninterest income	2,435	1,773	4,578	3,872
Subtract: securities gains, net	—	—	(37)	—
	$9,995	$9,232	$19,669	$18,407
Efficiency ratio	63.65%	60.34%	64.09%	63.36%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
GAAP measures:
Interest income – loans	$7,074	$7,416	$14,217	$14,619
Interest income – investments and other	971	829	1,923	1,794
Interest expense – deposits	(328)	(676)	(691)	(1,638)
Interest expense – subordinated debt	(154)	(91)	(308)	(181)
Interest expense – junior subordinated debt	(68)	(67)	(134)	(157)
Total net interest income	$7,495	$7,411	$15,007	$14,437
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$8	$8	$16	$18
Tax benefit realized on non-taxable interest income – municipal securities	57	40	105	80
Total tax benefit realized on non-taxable interest income	$65	$48	$121	$98
Total tax-equivalent net interest income	$7,560	$7,459	$15,128	$14,535

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

Lending Policies

General

In an effort to manage risk, the Bank’s loan policy gives loan amount approval limits to individual loan officers based on their position within the Bank and level of experience. The Management Loan Committee can approve new loans up to the Bank's legal lending limit.  The Board Loan Committee reviews all loans greater than $1.0 million.  The Board Loan Committee currently consists of six directors, five of which are non-management directors. The Board Loan Committee approves the Bank’s Loan Policy and reviews risk management reports, including watch list reports and concentrations of credit. The Board Loan Committee meets at least two times per quarter and the Chairman of the Committee then reports to the Board of Directors.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At June 30, 2021, commitments to extend credit, stand-by letters of credit, and rate lock commitments totaled $133.3 million.

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

Net Interest Income

For the three months ended June 30, 2021, net interest income increased $84 thousand, or 1%, to $7.5 million, compared to $7.4 million for the second quarter of 2020. The increase resulted from a $284 thousand, or 34%, decrease in total interest expense, which was partially offset by a $200 thousand decrease in total interest and dividend income. The net interest margin decreased 49 basis points to 3.10% for the second quarter of 2021, compared to 3.59% for the same period in 2020. The decrease in the net interest margin was offset by growth in average earning assets of $140.2 million, or 17%, and resulted in an increase in net interest income.

Average interest-bearing liabilities increased $65.7 million, or 11%, comparing the second quarter of 2021 to the same period in 2020, mostly from growth in interest-bearing deposits. The impact of the growth in interest-bearing deposits was offset by a 27-basis point reduction in the cost of interest-bearing deposits and resulted in a $284 thousand decrease in total interest expense.  The decrease in total interest expense was attributable to a $348 thousand, or 51%, decrease in interest expense on deposits, which was partially offset by a $63 thousand increase in interest expense on subordinated debt.  The decrease in interest expense on deposits was primarily attributable to a reduction in interest rates paid on deposits as the cost of interest-bearing checking accounts decreased 18-basis points and the cost of money market accounts decreased 40-basis points. The increase in interest expense on subordinated debt resulted from a $4.9 million increase in the average balance of subordinated debt.

Average earning assets increased $140.2 million, or 17%, comparing the second quarter of 2021 to the same period in 2020.  The impact of earning asset growth was offset by a 66-basis point decrease in the yield on earning assets and resulted in a $200 thousand decrease in total interest and dividend income.  The decrease in total interest and dividend income was attributable to a $342 thousand, or 5%, decrease in interest and fees on loans, which was partially offset by a $121 thousand, or 15%, increase in interest income and dividends on securities.  The decrease in interest income on loans was attributable to a 22-basis point decrease in the loan yield. The increase in interest income on securities resulted from a $47.9 million increase in the average balance of securities.

For the six months ended June 30, 2021, net interest income increased $570 thousand, or 4%, to $15.0 million, compared to $14.4 million for the same period of 2020. The increase resulted from an $843 thousand, or 43%, decrease in total interest expense, which was partially offset by a $273 thousand decrease in total interest and dividend income. The net interest margin decreased 48 basis points to 3.19% for the six-month period of 2021, compared to 3.67% for the same period in 2020. The decrease in the net interest margin was offset by growth in average earning assets of $161.2 million, or 20%, and resulted in an increase in net interest income.

Average interest-bearing liabilities increased $79.7 million, or 14%, comparing the six-month period ended June 30, 2021 to the same period in 2020, mostly from growth in interest-bearing deposits. The impact of the growth in interest-bearing deposits was offset by a 38-basis point reduction in the cost of interest-bearing deposits and resulted in a $843 thousand decrease in total interest expense.  The decrease in total interest expense was attributable to a $947 thousand, or 58%, decrease in interest expense on deposits, which was partially offset by a $127 thousand increase in interest expense on subordinated debt.  The decrease in interest expense on deposits was primarily attributable to a reduction in interest rates paid on deposits as the cost of interest-bearing checking accounts decreased 29-basis points and the cost of money market accounts decreased 67-basis points. The increase in interest expense on subordinated debt resulted from a $5.0 million increase in the average balance of subordinated debt.

Average earning assets increased $161.2 million, or 20%, comparing the six-month period ending June 30, 2021 to the same period in 2020.  The impact of earning asset growth was offset by a 74-basis point decrease in the yield on earning assets and resulted in a $273 thousand decrease in total interest and dividend income. The decrease in total interest and dividend income was attributable to a $402 thousand, or 3%, decrease in interest and fees on loans and a $64 thousand, or 48%, decrease in interest on deposits in banks.  These decreases were partially offset by a $193 thousand, or 12%, increase in interest income and dividends on securities. The decrease in interest income on loans was attributable to a 33-basis point decrease in yield and the decrease interest income on deposits in banks was attributable to a 45-basis point decrease in yield. The increase in interest income on securities resulted from a $32.7 million, or 23%, increase in the average balance of securities.

COVID-19 Pandemic Impact on Net Interest Income

Net interest income was negatively impacted by higher levels of nonaccrual loans during the beginning of the pandemic.  Subsequently, nonaccrual loans have decreased from $6.8 million as of March 31, 2021 to $2.1 million as of June 30, 2021.  Loans to customers who are not able to make their loan payments to the Bank are placed on nonaccrual status, which causes a reversal of accrued interest receivable and interest income on loans. Recognition of interest on the loans will not resume until the borrowers can once again demonstrate their ability to repay.

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

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$147,285	$697	1.90%	$115,450	$636	2.21%
Tax-exempt (1)	42,712	271	2.54%	26,428	191	2.91%
Restricted	1,631	22	5.37%	1,848	26	5.54%
Total securities	$191,628	$990	2.07%	$143,726	$853	2.39%
Loans: (2)
Taxable	$625,587	$7,044	4.52%	$626,972	$7,383	4.74%
Tax-exempt (1)	3,400	38	4.49%	3,673	41	4.50%
Total loans	$628,987	$7,082	4.52%	$630,645	$7,424	4.74%
Federal funds sold	—	—	0.00%	14	—	0.90%
Interest-bearing deposits with other institutions	156,317	38	0.10%	62,356	16	0.10%
Total earning assets	$976,932	$8,110	3.33%	$836,741	$8,293	3.99%
Less: allowance for loan losses	(7,466)			(5,567)
Total non-earning assets	57,117			68,127
Total assets	$1,026,583			$899,301
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$233,720	$100	0.17%	$192,978	$169	0.35%
Regular savings	134,266	20	0.06%	111,163	17	0.06%
Money market accounts	160,462	45	0.11%	144,957	182	0.51%
Time deposits:
$100,000 and over	40,212	83	0.83%	53,440	187	1.40%
Under $100,000	55,485	80	0.57%	60,850	120	0.80%
Brokered	578	—	0.20%	573	1	0.28%
Total interest-bearing deposits	$624,723	$328	0.21%	$563,961	$676	0.48%
Federal funds purchased	—	—	0.00%	—	—	0.00%
Subordinated debt	9,992	155	6.20%	5,098	91	7.19%
Junior subordinated debt	9,279	67	2.91%	9,279	67	2.91%
Total interest-bearing liabilities	$643,994	$550	0.34%	$578,338	$834	0.58%
Non-interest bearing liabilities
Demand deposits	292,960			238,615
Other liabilities	2,187			2,503
Total liabilities	$939,141			$819,456
Shareholders’ equity	87,442			79,845
Total liabilities and Shareholders’ equity	$1,026,583			$899,301
Net interest income		$7,560			$7,459
Interest rate spread			2.99%			3.41%
Cost of funds			0.24%			0.41%
Interest expense as a percent of average earning assets			0.23%			0.40%
Net interest margin			3.10%			3.59%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $65 and $48 thousand for the three months ended June 30, 2021 and 2020, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

	Six Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$135,305	$1,413	2.11%	$114,846	$1,306	2.29%
Tax-exempt (1)	38,856	499	2.59%	26,483	382	2.90%
Restricted	1,738	44	5.12%	1,829	52	5.69%
Total securities	$175,899	$1,956	2.24%	$143,158	$1,740	2.44%
Loans: (2)
Taxable	$628,012	$14,157	4.55%	$599,365	$14,551	4.88%
Tax-exempt (1)	3,412	76	4.49%	3,870	86	4.48%
Total loans	$631,424	$14,233	4.55%	$603,235	$14,637	4.88%
Federal funds sold	67	—	0.10%	10	—	0.10%
Interest-bearing deposits with other institutions	149,786	70	0.09%	49,554	134	0.54%
Total earning assets	$957,176	$16,259	3.43%	$795,957	$16,511	4.17%
Less: allowance for loan losses	(7,475)			(5,221)
Total non-earning assets	59,929			62,130
Total assets	$1,009,630			$852,866
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$230,723	$217	0.19%	$179,649	$430	0.48%
Regular savings	130,262	39	0.06%	107,274	33	0.06%
Money market accounts	157,902	88	0.11%	139,344	539	0.78%
Time deposits:
$100,000 and over	41,392	182	0.88%	53,377	389	1.46%
Under $100,000	55,667	164	0.60%	61,592	246	0.80%
Brokered	586	1	0.43%	566	1	0.25%
Total interest-bearing deposits	$616,532	$691	0.23%	$541,802	$1,638	0.61%
Federal funds purchased	1	—	0.47%	1	—	1.69%
Subordinated debt	9,992	308	6.22%	5,041	181	7.21%
Junior subordinated debt	9,279	134	2.91%	9,279	157	3.41%
Other borrowings	—	—	—%	—	—	0.00%
Total interest-bearing liabilities	$635,804	$1,133	0.36%	$556,123	$1,976	0.71%
Non-interest bearing liabilities
Demand deposits	284,542			214,949
Other liabilities	2,617			2,438
Total liabilities	$922,963			$773,510
Shareholders’ equity	86,667			79,356
Total liabilities and Shareholders’ equity	$1,009,630			$852,866
Net interest income		$15,126			$14,535
Interest rate spread			3.07%			3.46%
Cost of funds			0.25%			0.52%
Interest expense as a percent of average earning assets			0.24%			0.50%
Net interest margin			3.19%			3.67%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $121 and $98 thousand for the six months ended June 30, 2021 and 2020, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

Provision for Loan Losses

The Bank recorded a loan loss recovery of $1.0 million for the second quarter of 2021, which resulted in a total allowance for loan losses of $5.5 million, or 0.89% of total loans, at June 30, 2021. Excluding PPP loans, which are fully guaranteed by the U.S. government, the allowance for loan losses totaled 0.97% of total loans at June 30, 2021. This compared to a provision for loan losses of $800 thousand for the second quarter of 2020, which resulted in an allowance for loan losses of $6.3 million, or 0.97% of total loans, at June 30, 2020. The allowance for loan losses totaled $7.5 million, or 1.19% of total loans, at December 31, 2020.

A recovery of loan losses of $1.0 million was recorded for the second quarter of 2021 as an increase in the general reserve component of the allowance for loan losses was offset by a decrease in the specific reserve component. The general reserve component of the allowance for loan losses increased primarily from a higher historical loss reserve and an increase in deposit overdrafts during the quarter. These increases were partially offset by decreases in the general reserve that resulted from upgrades to qualitative factors related to asset quality, as well as the impact of a decrease in loans during the quarter. Qualitative factors were upgraded during the second quarter of 2021 due to lower classified loan balances in the loan categories of construction and land development, commercial and industrial, and other real estate loans.

The decrease in the specific reserve component of the allowance for loan losses resulted primarily from the resolution of a previously impaired loan. Net charge-offs totaled $1.0 million for the second quarter of 2021, compared to $88 thousand for the same period in 2020.

The provision for loan losses for the six months ended June 30, 2020 was primarily attributable to an increase in the general reserve component of the allowance for loan losses. The general reserve component of the allowance for loan losses was increased primarily from an adjustment to qualitative factors, which resulted from the Bank’s observation of unfavorable changes in economic indicators impacted by the pandemic. The net charge-offs on loans mentioned above also contributed to the provision for loan losses. While the general reserve component of the allowance for loan losses increased during the quarter, the specific reserve decreased from improvements in collateral positions on impaired loans, principal payments received, and the resolution of certain impaired loans.

COVID-19 Pandemic Impact on Provision for Loan Losses

Although the Bank recorded a recovery of loan losses for the second quarter of 2021, the Bank may experience a higher provision for loan losses in future periods from factors including higher specific reserves on newly identified impaired loans, higher levels of net charge-offs, and additional adjustments to qualitative factors in the general reserve component of the allowance for loan losses. The Bank believes the length of time and extent that the Bank’s customers experience business interruptions from the pandemic will impact the amount of provision for loan losses in future periods.

Noninterest Income

Noninterest income increased $662 thousand, or 37%, to $2.4 million for the three months ended June 30, 2021, compared to the same period of 2020. The increase was primarily attributable to a $132 thousand, or 24%, increase in ATM and check card fees, a $99 thousand, or 28%, increase in service charges on deposit accounts, a $145 thousand, or 28%, increase in wealth management fees, a $70 thousand, or 30%, increase in fees for other customer services, and an increase of $223 thousand in other operating income. The increase in ATM and check card fees was primarily attributable to an increase in customer check card transactions. The increase in service charges on deposit accounts resulted from an increase in overdraft fee income.  Wealth management fees increased primarily from higher balances of assets under management during the first quarter of 2021 compared to the same period one year ago. Assets under management increased as a result of new business relationships and from growth in the market values of existing accounts. The increase in fees for other customer services was primarily a result of fee income from brokered residential mortgage loans. Other operating income increased primarily from income earned on investments in Small Business Investment Companies.

For the six months ended June 30, 2021, noninterest income increased $706 thousand, or 18%, to $4.6 million for the six months ended June 30, 2021, compared to the same period of 2020. The increase was primarily attributable to a $214 thousand, or 20%, increase in ATM and check card fees, a $263 thousand, or 25%, increase in wealth management fees, a $149 thousand, or 34%, increase in fees for other customer services, and an increase of $216 thousand in other operating income. The increase in ATM and check card fees was primarily attributable to an increase in customer check card transactions. Wealth management fees increased primarily from higher balances of assets under management compared to the same period one year ago.  The increase in fees for other customer services was primarily a result of fee income from brokered residential mortgage loans. Other operating income increased primarily from income earned on investments in Small Business Investment Companies.  The increases were partially offset by a $140 thousand decrease in service charges on deposit accounts, which was a result of a decrease in overdraft fee income.

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

Noninterest Expense

Noninterest expense increased $1.0 million, or 18%, to $6.6 million for the three months ended June 30, 2021, compared to the same period of 2020. The increase was primarily attributable to a $671 thousand increase in salaries and employee benefits and a $182 thousand increase in legal and professional fees.  The increase in salaries and employee benefits resulted primarily from $520 thousand of deferred PPP loan origination costs in the prior year.  The increase in legal and professional fees was attributable to merger related expenses.  Merger related expenses totaled $277 thousand in the second quarter of 2021.

For the six months ended June 30, 2021, noninterest expense increased $1.5 million, or 13%, to $13.3 million, compared to the same period one year ago. The increase was primarily attributable to a $637 thousand increase in salaries and employee benefits and a $640 thousand increase in legal and professional fees. The increase in salaries and employee benefits resulted primarily from $520 thousand of deferred PPP loan origination costs in the prior year.  The increase in legal and professional fees was attributable to merger related expenses.  Merger related expenses totaled $682 thousand for the six months ended June 30, 2021.

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

Income Taxes

Income tax expense increased $430 thousand for the second quarter of 2021, and increased by $623 for the six months ended June 30, 2021, compared to the same periods one year ago. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and six months ended June 30, 2021 and 2020. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Financial Condition

General

Total assets increased $73.6 million to $1.0 billion at June 30, 2021, compared to $950.9 million at December 31, 2020. The increase was primarily attributable to an $79.0 million increase in securities, which were partially offset by a $10.5 million, or 2%, decrease in loans, net of the allowance for loan losses. The decrease in the loan portfolio included PPP loan balances that decreased $13.6 million, comparing the same periods.

At June 30, 2021, total liabilities increased $69.9 million to $935.9 million compared to $866.0 million at December 31, 2020. The increase was primarily attributable to a $71.8 million increase in total deposits. Proceeds from PPP loan originations and the receipt of government stimulus checks by customers during 2021 contributed to the increase in deposits. Noninterest-bearing demand deposits and savings and interest-bearing demand deposits increased $27.3 million and $49.0 million, respectively, while time deposits decreased $4.4 million.

Total shareholders’ equity increased $3.7 million to $88.7 million at June 30, 2021, compared to $84.9 million at December 31, 2020. The increase was primarily attributable to a $4.6 million increase in retained earnings. This increase was partially offset by a $1.0 million decrease in accumulated other comprehensive income. Tangible common equity totaled $88.7 million at the end of the second quarter, an increase of 4% compared to $84.9 million at December 31, 2020. The Company's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans, net of the allowance for loan losses, decreased $10.5 million to $611.9 million at June 30, 2021, compared to $622.4 million at December 31, 2020. Commercial and industrial loans decreased by $6.9 million during the first six months of 2021, followed by construction loans that decreased by $2.3 million. Commercial real estate loans and residential real estate loans also decreased by $1.4 million and $656 thousand, respectively during the first six months of 2021. The decrease in commercial and industrial loans was a result of $13.6 million decrease in PPP loans during the first six months of 2021.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $5 thousand at June 30, 2021, compared to $302 thousand at December 31, 2020. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential, and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $2.1 million and $6.7 million at June 30, 2021 and December 31, 2020, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status, and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $1.7 million in loans classified as TDRs as of June 30, 2021 and $6.0 million as of December 31, 2020.

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank did not have any assets classified as OREO at June 30, 2021 or December 31, 2020.

Non-performing assets totaled $2.1 million and $6.7 million at June 30, 2021 and December 31, 2020, representing approximately 0.21% and 0.71% of total assets, respectively. Non-performing assets consisted only of non-accrual loans at June 30, 2021 and December 31, 2020.  The decrease in non-accrual loans during the second quarter was primarily attributable to the resolution of a $4.3 million loan that was partially charged-off.

At June 30, 2021, 8% of non-performing assets were commercial real estate loans, 73% were commercial and industrial loans, and 19% were residential real estate loans  Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $322 thousand and $1.4 million at June 30, 2021 and December 31, 2020, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing totaled $5 thousand at June 30, 2021. Loans that were greater than 90 days past due and still accruing totaled $302 thousand at December 31, 2020.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $5.5 million at June 30, 2021 and $7.5 million December 31, 2020, representing 0.89% and 1.19% of total loans, respectively. For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.

Recoveries of loan losses of $32 thousand, $11 thousand, $893 thousand, $30 thousand, and $34 thousand were recorded in the construction and land development, 1-4 family residential, other real estate, commercial and industrial, and consumer and other loan classes, respectively, during the six months ended June 30, 2021.  The recovery of loan losses in the construction and land development, 1-4 family residential, and consumer and other loan classes resulted primarily from decreases in the general reserves. The decrease in the general reserve for the construction and land development loan class resulted primarily from the impact of a decrease in loans and an adjustment to qualitative factors for improvements in asset quality. The decrease in the general reserve for the 1-4 family residential loan class resulted primarily from improvements in the historical loss rate. The decrease in the general reserve for the consumer and other loan class resulted from the impact of a decrease in loans and improvements in the historical loss rate. The recovery of loan losses in the other real estate loan category resulted primarily from a decrease in the specific reserve, which was partially offset by charge offs on loans. The decrease in the specific reserve resulted from the resolution of a previously impaired loan for which a specific reserve was calculated. The recovery of loan losses in the commercial and industrial loan category resulted primarily from a decrease in the specific reserve. The decrease in the specific reserve resulted from a decrease in a reserve on a loan evaluated in a prior period. For more detailed information regarding the (recovery of) provision for loan losses, see Note 4 to the Consolidated Financial Statements.

Impaired loans totaled $2.1 million and $6.7 million at June 30, 2021 and December 31, 2020, respectively. The related allowance for loan losses provided for these loans totaled $78 thousand and $2.2 million at June 30, 2021 and December 31, 2020. The average recorded investment in impaired loans during the six months ended June 30, 2021 and the year ended December 31, 2020 was $6.7 million and $3.9 million, respectively. Included in the impaired loans total are loans classified as TDRs totaling $1.7 million and $6.0 million at June 30, 2021 and December 31, 2020. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of June 30, 2021, none of these TDRs were performing under the restructured terms and all were considered non-performing assets.

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

	June 30, 2021
	Loan Balance	Percent of Total Loans
Industry
Retail / shopping	$29,234	4.58%
Lodging	24,743	3.88%
Leisure	8,072	1.26%
Total	$62,049	9.72%

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

Securities at June 30, 2021 totaled $234.8 million, an increase of $78.5 million, or 50.2%, from $156.3 million at December 31, 2020. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of June 30, 2021, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $3.1 million and $4.0 million at June 30, 2021 and December 31, 2020, respectively. Gross unrealized losses in the available for sale portfolio totaled $1.0 million and $82 thousand at June 30, 2021 and December 31, 2020, respectively. Gross unrealized gains in the held to maturity portfolio totaled $265 thousand and $509 thousand at June 30, 2021 and December 31, 2020, respectively. There were no gross unrealized losses in the held to maturity portfolio at June 30, 2021 or December 31, 2020. Investments in an unrealized loss position were considered temporarily impaired at June 30, 2021 and December 31, 2020. The change in the unrealized gains and losses of investment securities from December 31, 2020 to June 30, 2021 was related to changes in market interest rates and was not related to credit concerns of the issuers.

Deposits

At June 30, 2021, deposits totaled $914.3 million, an increase of $71.8 million, from $842.5 million at December 31, 2020. There was a slight change in the deposit mix when comparing the periods. At June 30, 2021, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 32%, 58%, and 10% of total deposits, respectively, compared to 31%, 57%, and 12% at December 31, 2020.

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

At June 30, 2021, cash, interest-bearing and noninterest-bearing deposits with banks, securities, and loans maturing within one year totaled $212.4 million. At June 30, 2021, 12.4% or $76.7 million of the loan portfolio matured within one year. Non-deposit sources of available funds totaled $249.4 million at June 30, 2021, which included $174.0 million of secured funds available from Federal Home Loan Bank of Atlanta (FHLB), $24.4 million of secured funds available through the Federal Reserve Discount Window, and $51.0 million of unsecured federal funds lines of credit with other correspondent banks.

COVID-19 Pandemic Impact on Liquidity

Although the Bank’s liquidity has not been negatively impacted by the pandemic during the second quarter of 2021, it could be reduced in future periods. Factors that could reduce the Bank’s liquidity include a reduction in cash inflows from loan customers if they would experience financial difficulties and are not able to make contractual payments. Other factors that could reduce liquidity include decreasing customer deposit balances, increasing customer draws on their lines of credit with the Bank, and a reduction in the available lines of credit from correspondent banks. The Bank actively manages and monitors liquidity risk in order to maintain sufficient liquidity to meet the demand from its customers.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer was phased-in over four years and, as fully implemented effective January 1, 2019, requires a buffer of 2.5% of risk-weighted assets. This results in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of June 30, 2021 and December 31, 2020, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at June 30, 2021:

First Bank
Total capital to risk-weighted assets	16.25%
Tier 1 capital to risk-weighted assets	15.32%
Common equity Tier 1 capital to risk-weighted assets	15.32%
Tier 1 capital to average assets	8.78%
Capital conservation buffer ratio(1)	8.25%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of June 30, 2021 and December 31, 2020.

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

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The CARES Act temporarily lowered the tier 1 leverage ratio requirement to 8% until December 31, 2020. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the "well-capitalized" ratio requirements under the prompt corrective action regulations and will not be required to report or calculate risk-based capital. Although, the Company did not opt into the CBLR framework at June 30, 2021, it may opt into the CBLR framework in a future quarterly period.

During the fourth quarter of 2019, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company may repurchase up to $5.0 million of the Company’s outstanding common stock through December 31, 2020. During 2020, the Company repurchased and retired 129,035 shares at an average price paid per share of $16.05, for a total of $2.1 million. The Company has not authorized another stock repurchase plan as of June 30, 2021.

The Company’s capital resources may be affected by the Company’s acquisition of Fincastle, which was completed on July 1, 2021. Fincastle shareholders received aggregate merger consideration of $6.8 million in cash and 1,348,356 shares of the Company’s common stock.

The acquisition of Fincastle is expected to generate goodwill and other intangible assets that will be excluded from the regulatory capital of First Bank, which may result in a decrease in First Bank’s regulatory capital ratios. For the three-month and six-month periods ended June 30, 2021, the Company recorded merger related expenses of $277 thousand and $682 thousand, respectively, in connection with the acquisition of Fincastle. The Company estimates that it will incur aggregate merger related costs of $4.2 million, with the remaining $3.5 million expected to be recorded in the second half of 2021. First Bank expects that it will remain well-capitalized at September 30, 2021, when the Bank will include Fincastle’s asset and liabilities in its calculation of regulatory capital ratios.

COVID-19 Pandemic Impact on Capital Resources

The Company will continue to update its enterprise risk assessment and capital plan as the operating environment develops. As a result of its risk assessments and capital planning, the Company issued $5.0 million of subordinated debt in June 2020, primarily to further strengthen holding company liquidity and remain a source of strength for the Bank in the event of a severe economic downturn. The Company may also use the proceeds of the issuance for general corporate purposes, including the potential repayment of the Company’s existing subordinated debt, which became callable on a quarterly basis beginning in January 2021. The Company’s stock repurchase plan remained suspended during the second, third and fourth quarters of 2020 and ended on December 31, 2020. The Company has not authorized another stock repurchase plan due to the potential impact of the pandemic on the economy and the Bank’s customers. The capital planning process also included consideration of whether to continue the Company’s cash dividend payments to common shareholders. The Company declared and paid a $0.12 per share dividend during the first quarter of 2021, which was a 9% increase over the prior quarter.  The Company declared and paid another $0.12 per share dividend during the second quarter of 2021.

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

Commitments to extend credit, which amounted to $114.0 million at June 30, 2021, and $114.9 million at December 31, 2020, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At June 30, 2021 and December 31, 2020, the Bank had $9.9 million and $10.7 million in outstanding standby letters of credit, respectively.

At June 30, 2021, the Bank had $8.4 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest. The cash flow hedges end and the junior subordinated debt matures between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At June 30, 2021, the cash flow hedges had a fair value of $888 thousand, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive (loss) income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 16 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

On April 27, 2021, Alex Ciccotelli, a purported shareholder of Fincastle, filed a lawsuit in the United States District Court for the Southern District of New York against Fincastle, members of the Fincastle board of directors, the Company and the Bank: Ciccotelli v. The Bank of Fincastle et al. The lawsuit contained allegations contending, among other things that the registration statement on Form S-4 misstated or failed to disclose certain allegedly material information in violation of federal securities laws. The lawsuit was voluntarily dismissed by the plaintiff on June 24, 2021.

On May 7, 2021, Susan Taylor, a purported shareholder of Fincastle, filed a lawsuit in the United States District Court for the Southern District of New York against Fincastle and members of the Fincastle board of directors: Taylor v. The Bank of Fincastle et al. The lawsuit contains allegations contending, among other things that the registration statement on Form S-4 misstates or fails to disclose certain allegedly material information in violation of federal securities laws. The lawsuit generally seeks, among other things, to enjoin the shareholder vote with respect to the merger and/or the completion of the merger, that certain corrective disclosures be made, and to recover damages. The defendants have not yet answered or otherwise responded to the complaint.  The Company and the Bank believe this lawsuit is without merit and intends to defend against it vigorously.

Item 1A. Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

3.1	By-laws of First National Corporation (included as Exhibit 3.1 to the Current Report on Form 8-K filed July 1, 2021).

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from First National Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	August 16, 2021
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	August 16, 2021
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer