Form 10-Q
period 2021-09-30
FIRST NATIONAL CORP /VA/
filed 2021-11-15
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 11, 2021, 6,226,418 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	September 30,	December 31,
	2021	2020*
Assets
Cash and due from banks	$19,182	$13,115
Interest-bearing deposits in banks	95,459	114,182
Federal funds sold	80,589	—
Securities available for sale, at fair value	266,600	140,225
Securities held to maturity, at amortized cost (fair value, 2021, $10,262; 2020, $14,743)	10,046	14,234
Restricted securities, at cost	1,813	1,875
Loans held for sale	—	245
Loans, net of allowance for loan losses, 2021, $5,434; 2020, $7,485	816,977	622,429
Other real estate owned	1,848	—
Premises and equipment, net	22,401	19,319
Accrued interest receivable	3,823	2,717
Bank owned life insurance	24,141	17,916
Core deposit intangibles, net	159	19
Goodwill	4,011	—
Other assets	8,740	4,656
Total assets	$1,355,789	$950,932

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$411,527	$263,229
Savings and interest-bearing demand deposits	652,624	479,035
Time deposits	148,419	100,197
Total deposits	$1,212,570	$842,461
Subordinated debt	9,993	9,991
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	7,041	4,285
Total liabilities	$1,238,883	$866,016

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2021, 6,226,418 shares; 2020, 4,860,399 shares	7,783	6,075
Surplus	31,889	6,151
Retained earnings	75,554	69,292
Accumulated other comprehensive income, net	1,680	3,398
Total shareholders’ equity	$116,906	$84,916
Total liabilities and shareholders’ equity	$1,355,789	$950,932

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Interest and Dividend Income
Interest and fees on loans	$9,215	$7,568	$23,432	$22,187
Interest on deposits in banks	79	25	149	159
Interest on federal funds sold	8	—	8	—
Interest and dividends on securities:
Taxable interest	766	575	2,180	1,881
Tax-exempt interest	242	152	637	454
Dividends	21	23	65	75
Total interest and dividend income	$10,331	$8,343	$26,471	$24,756
Interest Expense
Interest on deposits	$369	$541	$1,060	$2,179
Interest on subordinated debt	156	160	464	341
Interest on junior subordinated debt	68	68	202	225
Total interest expense	$593	$769	$1,726	$2,745
Net interest income	$9,738	$7,574	$24,745	$22,011
(Recovery of) provision for loan losses	—	1,500	(1,000)	3,200
Net interest income after (recovery of) provision for loan losses	$9,738	$6,074	$25,745	$18,811
Noninterest Income
Service charges on deposit accounts	$547	$446	$1,436	$1,475
ATM and check card fees	753	669	2,036	1,738
Wealth management fees	696	573	1,996	1,610
Fees for other customer services	434	323	1,027	767
Income from bank owned life insurance	162	131	374	345
Net gains on securities available for sale	—	38	37	38
Net gains on sale of loans	—	3	25	60
Other operating income	56	18	295	49
Total noninterest income	$2,648	$2,201	$7,226	$6,082
Noninterest Expense
Salaries and employee benefits	$5,446	$3,498	$12,694	$10,109
Occupancy	500	433	1,346	1,244
Equipment	519	439	1,383	1,267
Marketing	243	63	487	243
Supplies	176	112	341	304
Legal and professional fees	586	262	1,806	842
ATM and check card expense	329	259	828	727
FDIC assessment	87	52	234	142
Bank franchise tax	153	162	493	476
Data processing expense	465	191	885	563
Amortization expense	5	33	24	127
Other operating expense	917	631	2,185	1,857
Total noninterest expense	$9,426	$6,135	$22,706	$17,901

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Income before income taxes	$2,960	$2,140	$10,265	$6,992
Income tax expense	562	386	2,089	1,290
Net income	$2,398	$1,754	$8,176	$5,702
Earnings per common share
Basic	$0.39	$0.36	$1.54	$1.17
Diluted	$0.38	$0.36	$1.53	$1.17

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net income	$2,398	$1,754	$8,176	$5,702
Other comprehensive income (loss), net of tax,
Unrealized holding gains (losses) on available for sale securities, net of tax ($211) and $8 for the three months and ($565) and $700 for the nine months ended September 30, 2021 and 2020, respectively	(798)	26	(2,131)	2,632
Reclassification adjustment for gains included in net income, net of tax $0 and ($8) for the three months and ($8) and ($8) for the nine months ended September 30, 2021 and 2020, respectively	—	(30)	(29)	(30)
Change in fair value of cash flow hedges, net of tax $21 and $34 for the three months and $117 and $28 for the nine months ended September 30, 2021 and 2020, respectively	80	131	442	106
Total other comprehensive (loss) income	(718)	127	(1,718)	2,708
Total comprehensive income	$1,680	$1,881	$6,458	$8,410

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$8,176	$5,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,005	992
Amortization of core deposit intangibles	24	127
Amortization of debt issuance costs	2	14
Origination of loans held for sale	(1,586)	(3,183)
Proceeds from sale of loans held for sale	1,856	3,410
Net gains on sales of loans held for sale	(25)	(60)
(Recovery of) provision for loan losses	(1,000)	3,200
Fair value adjustments on other real estate owned	139	—
Net gains on securities available for sale	(37)	(38)
Net gains on sale of other real estate owned	(8)	—
Increase in cash value of bank owned life insurance	(374)	(345)
Accretion of discounts and amortization of premiums on securities, net	725	497
Accretion of premium on time deposits	(101)	(20)
Stock-based compensation	300	254
Excess tax deficiency (benefit) on stock-based compensation	3	(2)
Gains on disposal of premises and equipment	(26)	(9)
Deferred income tax (benefit)	(1,750)	(1,030)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	453	(1,091)
Decrease in other assets	2,938	688
Increase (decrease) in accrued interest payable and other liabilities	1,625	(28)
Net cash provided by operating activities	$12,339	$9,078
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$43,247	$24,787
Proceeds from maturities, calls, and principal payments of securities held to maturity	4,120	2,444
Purchase of securities available for sale	(160,864)	(18,019)
Net increase in federal funds sold	(80,589)	—
Net redemption (purchase) of restricted securities	245	(42)
Purchase of premises and equipment	(622)	(793)
Proceeds from sale of premises and equipment	32	9
Proceeds from sale of other real estate owned	288	—
Net cash paid in acquisition of Smartbank	(1,793)	—
Net cash acquired in acquisition of The Bank of Fincastle	39,363	—
Net (increase) in loans	(14)	(74,379)
Net cash used in investing activities	$(156,587)	$(65,993)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$137,352	$147,872
Net decrease in time deposits	(3,923)	(15,899)
Proceeds from subordinated debt, net of issuance costs	—	4,990
Cash dividends paid on common stock, net of reinvestment	(1,798)	(1,509)
Repurchase of common stock, stock incentive plan	(39)	(47)
Repurchase of common stock, stock repurchase plan	—	(2,071)
Net cash provided by financing activities	$131,592	$133,336
(Decrease) increase in cash and cash equivalents	$(12,656)	$76,421
Cash and Cash Equivalents
Beginning	$127,297	$45,785
Ending	$114,641	$122,206
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,728	$2,739
Income taxes	$1,674	$2,451
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized (losses) gains on securities available for sale	$(2,733)	$3,294
Change in fair value of cash flow hedges	$559	$134
Transfer from loans to other real estate owned	$130	$—
Issuance of common stock, dividend reinvestment plan	$115	$106

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, June 30, 2020	$6,065	$5,967	$65,451	$3,305	$80,788
Net income	—	—	1,754	—	1,754
Other comprehensive income	—	—	—	127	127
Cash dividends on common stock ($0.11 per share)	—	—	(535)	—	(535)
Stock-based compensation	—	86	—	—	86
Issuance of 2,530 shares common stock, dividend reinvestment plan	3	33	—	—	36
Issuance of 3,500 shares common stock, stock incentive plan	5	(5)	—	—	—
Balance, September 30, 2020	$6,073	$6,081	$66,670	$3,432	$82,256

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, June 30, 2021	$6,088	$6,295	$73,901	$2,398	$88,682
Net income	—	—	2,398	—	2,398
Other comprehensive loss	—	—	—	(718)	(718)
Cash dividends on common stock ($0.12 per share)	—	—	(745)	—	(745)
Shares issued to shareholders of The Bank of Fincastle	1,685	25,384			27,069
Stock-based compensation	—	181	—	—	181
Issuance of 1,894 shares common stock, dividend reinvestment plan	2	37	—	—	39
Issuance of 6,000 shares common stock, stock incentive plan	8	(8)	—	—	—
Balance, September 30, 2021	$7,783	$31,889	$75,554	$1,680	$116,906

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2019	$6,212	$7,700	$62,583	$724	$77,219
Net income	—	—	5,702	—	5,702
Other comprehensive income	—	—	—	2,708	2,708
Cash dividends on common stock ($0.33 per share)	—	—	(1,615)	—	(1,615)
Stock-based compensation	—	254	—	—	254
Issuance of 7,267 shares of common stock, dividend reinvestment plan	9	97	—	—	106
Issuance of 12,492 shares of common stock, stock incentive plan	16	(16)	—	—	—
Repurchase of 2,223 shares of common stock, stock incentive plan	(3)	(44)	—	—	(47)
Repurchase of 129,035 shares of common stock, stock repurchase plan	(161)	(1,910)	—	—	(2,071)
Balance, September 30, 2020	$6,073	$6,081	$66,670	$3,432	$82,256

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2020	$6,075	$6,151	$69,292	$3,398	$84,916
Net income	—	—	8,176	—	8,176
Other comprehensive loss	—	—	—	(1,718)	(1,718)
Cash dividends on common stock ($0.36 per share)	—	—	(1,914)	—	(1,914)
Shares issued to shareholders of The Bank of Fincastle	1,685	25,384			27,069
Stock-based compensation	—	300	—	—	300
Issuance of 6,102 shares of common stock, dividend reinvestment plan	7	109	—	—	116
Issuance of 14,073 shares of common stock, stock incentive plan	18	(18)	—	—	—
Repurchase of 2,221 shares of common stock, stock incentive plan	(2)	(37)	—	—	(39)
Balance, September 30, 2021	$7,783	$31,889	$75,554	$1,680	$116,906

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2021 and December 31, 2020, the statements of income and comprehensive income for the three and nine months ended September 30, 2021 and 2020, the cash flows for the three and nine months ended September 30, 2021 and 2020, and the changes in shareholders’ equity for the three and nine months ended September 30, 2021 and 2020. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company.  The spread of the outbreak has caused disruptions in the U.S. economy.  While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.

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

The Company's noninterest income could decrease due to COVID-19.  Service charges on deposits decreased after the pandemic was declared and may decrease again in future periods. Wealth management revenue may decrease in future periods if the market values of investments decline and mortgage fee income may decrease from less home buying and refinancing activity in the Company's market area. At this time, the Company is unable to project the materiality of such an impact but recognizes it may unfavorably affect its noninterest income in future periods.

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

Lending Operations and Accommodations to Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company offered a payment deferral program, primarily during the second and third quarters of 2020, for its individual and business customers adversely affected by the pandemic that deferred loan payments for up to 90 days. There were no loans remaining in the program at September 30, 2021. In accordance with the CARES Act and interagency guidance issued in August 2020, these short-term loan payment deferrals were not considered troubled debt restructurings.

During the fourth quarter of 2020, and during the first half of 2021, the Bank modified terms of certain loans for customers that continued to be negatively impacted by the pandemic. The loan modifications lowered borrower loan payments by allowing interest only payments for periods ranging between 6 and 24 months. All loans modified were in the Bank’s commercial real estate loan portfolio and totaled $13.3 million at September 30, 2021, with $13.2 million in the Bank’s commercial real estate loan portfolio and $83 thousand in the commercial and industrial loans portfolio.  The loans were comprised of $11.6 million in the lodging sector and $1.7 million in the leisure sector.

The Bank actively participated as a lender in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) to support local small businesses and non-profit organizations by providing forgivable loans. Loan fees received from the SBA are accreted by the Bank into income evenly over the life of the loans, net of loan origination costs, through interest and fees on loans.  PPP loans totaled $22.8 million at September 30, 2021, with $1.3 million scheduled to mature in the second and third quarters of 2022, and $21.5 million scheduled to mature in the first and second quarters of 2026.  The Company believes the majority of these loans will ultimately be forgiven and repaid by the SBA in accordance with the terms of the program. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through additional provision for loan losses charged to earnings.

The Bank recognized $737 thousand and $247 thousand of accretion on deferred PPP income, net origination costs, through interest and fees on loans for three month periods ending September 30, 2021 and 2020, respectively, and recognized $1.8 million and $429 thousand for the nine months ended September 30, 2021 and 2020, respectively.  The total amount of deferred PPP income, net of origination costs, not yet been recognized through interest and fees on loans totaled $652 thousand at September 30, 2021.

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

Notes to Consolidated Financial Statements (Unaudited)

Business Combinations

On July 1, 2021, the Company completed the acquisition of The Bank of Fincastle (Fincastle) for an aggregate purchase price of $33.8 million of cash and stock.  On September 30, 2021, the Bank acquired $82.0 million of loans and certain fixed assets from SmartBank related to their Richmond area branch.  The Bank purchased the fixed assets for an amount equal to SmartBank’s book value.   Additional information about these acquisitions is presented in Note 17.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. Treasury securities	$19,951	$63	$(38)	$19,976
U.S. agency and mortgage-backed securities	172,782	1,713	(1,234)	173,261
Obligations of states and political subdivisions	70,703	1,002	(378)	71,327
Corporate debt securities	2,027	9	—	2,036
Total securities available for sale	$265,463	$2,787	$(1,650)	$266,600
Securities held to maturity:
U.S. agency and mortgage-backed securities	$7,301	$117	$(2)	$7,416
Obligations of states and political subdivisions	2,745	101	—	2,846
Total securities held to maturity	$10,046	$218	$(2)	$10,262
Total securities	$275,509	$3,005	$(1,652)	$276,862

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$98,848	$2,830	$(80)	$101,598
Obligations of states and political subdivisions	37,507	1,122	(2)	38,627
Total securities available for sale	$136,355	$3,952	$(82)	$140,225
Securities held to maturity:
U.S. agency and mortgage-backed securities	$9,588	$264	$—	$9,852
Obligations of states and political subdivisions	3,146	140	—	3,286
Corporate debt securities	1,500	105	—	1,605
Total securities held to maturity	$14,234	$509	$—	$14,743
Total securities	$150,589	$4,461	$(82)	$154,968

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2021 and December 31, 2020, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	September 30, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$9,934	$(38)	$—	$—	$9,934	$(38)
U.S. agency and mortgage-backed securities	110,631	(1,234)	—	—	110,631	(1,234)
Obligations of states and political subdivisions	25,202	(378)	—	—	25,202	(378)
Total securities available for sale	$145,767	$(1,650)	$—	$—	$145,767	$(1,650)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Total securities held to maturity	$—	$—	$—	$—	$—	$—
Total securities	$145,767	$(1,650)	$—	$—	$145,767	$(1,650)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$17,367	$(80)	$—	$—	$17,367	$(80)
Obligations of states and political subdivisions	1,020	(2)	—	—	1,020	(2)
Total securities available for sale	$18,387	$(82)	$—	$—	$18,387	$(82)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Total securities held to maturity	$—	$—	$—	$—	$—	$—
Total securities	$18,387	$(82)	$—	$—	$18,387	$(82)

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

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2021, there were forty-two out of one hundred twenty-three U.S. agency and mortgage-backed securities, two out of four U.S. Treasury securities,  and twenty-five out of one hundred and ten obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 5.3 years at September 30, 2021. At December 31, 2020, there were seven out of one hundred and one U.S. agency and mortgage-backed securities and one out of eighty-four obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2020. The weighted-average re-pricing term of the portfolio was 3.5 years at December 31, 2020. The unrealized losses at September 30, 2021 in the U.S. agency and mortgage-backed securities portfolio and the obligations of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at September 30, 2021 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$2,765	$2,781	$2,410	$2,418
Due after one year through five years	15,905	16,002	2,335	2,432
Due after five years through ten years	62,654	63,525	1,552	1,599
Due after ten years	184,139	184,292	3,749	3,813
	$265,463	$266,600	$10,046	$10,262

Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2021, and no impairment has been recognized.

The composition of restricted securities at September 30, 2021 and December 31, 2020 was as follows (in thousands):

	September 30, 2021	December 31, 2020
Federal Home Loan Bank stock	$701	$818
Federal Reserve Bank stock	980	980
Community Bankers’ Bank stock	132	77
	$1,813	$1,875

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $454 thousand and $529 thousand at September 30, 2021 and December 31, 2020, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at September 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Real estate loans:
Construction and land development	$45,120	$27,328
Secured by 1-4 family residential	294,216	235,814
Other real estate loans	362,643	246,883
Commercial and industrial loans	105,664	109,838
Consumer and other loans	14,768	10,051
Total loans	$822,411	$629,914
Allowance for loan losses	(5,434)	(7,485)
Loans, net	$816,977	$622,429

Net deferred loan fees included in the above loan categories were $1.1 million and $1.6 million at September 30, 2021 and December 31, 2020, respectively. Consumer and other loans included $179 thousand and $143 thousand of demand deposit overdrafts at September 30, 2021 and December 31, 2020, respectively.

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

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting. The outstanding principal balance and the carrying amount at September 30, 2021 of loans acquired in business combinations were as follows:

Acquired Loans-
Purchased
(Dollars in thousands)	Performing
Outstanding principal balance	$244,054

Carrying amount
Real estate loans:
Construction and land development	$20,264
Secured by 1-4 family residential	58,570
Other real estate loans	115,514
Commercial and industrial loans	39,597
Consumer and other loans	6,652
Total acquired loans	$240,597

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$178	$—	$178	$44,942	$45,120	$—	$—
Secured by 1-4 family residential	1,898	289	137	2,324	291,892	294,216	470	—
Other real estate loans	—	—	122	122	362,521	362,643	153	—
Commercial and industrial	92	196	—	288	105,376	105,664	1,535	—
Consumer and other loans	47	7	3	57	14,711	14,768	—	7
Total	$2,037	$670	$262	$2,969	$819,442	$822,411	$2,158	$7

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$47	$20	$—	$67	$27,261	$27,328	$276	$—
Secured by 1-4 family residential	657	125	324	1,106	234,708	235,814	449	298
Other real estate loans	—	131	133	264	246,619	246,883	4,441	—
Commercial and industrial	104	—	—	104	109,734	109,838	1,548	—
Consumer and other loans	16	21	4	41	10,010	10,051	—	4
Total	$824	$297	$461	$1,582	$628,332	$629,914	$6,714	$302

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$45,120	$—	$—	$—	$45,120
Secured by 1-4 family residential	293,427	—	789	—	294,216
Other real estate loans	362,490	—	153	—	362,643
Commercial and industrial	104,129	—	1,535	—	105,664
Consumer and other loans	14,768	—	—	—	14,768
Total	$819,934	$—	$2,477	$—	$822,411

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$26,896	$—	$432	$—	$27,328
Secured by 1-4 family residential	235,035	—	779	—	235,814
Other real estate loans	242,441	—	4,442	—	246,883
Commercial and industrial	107,383	—	2,455	—	109,838
Consumer and other loans	10,051	—	—	—	10,051
Total	$621,806	$—	$8,108	$—	$629,914

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Loan Losses

The following tables present, as of September 30, 2021, December 31, 2020 and September 30, 2020, the total allowance for loan losses, the allowance by impairment methodology, and loans by impairment methodology (in thousands):

	September 30, 2021
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2020	$306	$1,022	$4,956	$784	$417	$7,485
Charge-offs	—	(15)	(992)	—	(255)	(1,262)
Recoveries	—	46	2	6	157	211
(Recovery of) provision for loan losses	(25)	(97)	(813)	(81)	16	(1,000)
Ending Balance, September 30, 2021	$281	$956	$3,153	$709	$335	$5,434
Ending Balance:
Individually evaluated for impairment	—	—	—	84	—	84
Collectively evaluated for impairment	281	956	3,153	625	335	5,350
Loans:
Ending Balance	$45,120	$294,216	$362,643	$105,664	$14,768	$822,411
Individually evaluated for impairment	—	470	153	1,535	—	2,158
Collectively evaluated for impairment	45,120	293,746	362,490	104,129	14,768	820,253

	December 31, 2020
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2019	$464	$776	$2,296	$562	$836	$4,934
Charge-offs	—	—	—	(69)	(715)	(784)
Recoveries	2	8	2	18	305	335
Provision for (recovery of) loan losses	(160)	238	2,658	273	(9)	3,000
Ending Balance, December 31, 2020	$306	$1,022	$4,956	$784	$417	$7,485
Ending Balance:
Individually evaluated for impairment	—	—	2,065	158	—	2,223
Collectively evaluated for impairment	306	1,022	2,891	626	417	5,262
Loans:
Ending Balance	$27,328	$235,814	$246,883	$109,838	$10,051	$629,914
Individually evaluated for impairment	276	449	4,441	1,548	—	6,714
Collectively evaluated for impairment	27,052	235,365	242,442	108,290	10,051	623,200

Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2020
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2019	$464	$776	$2,296	$562	$836	$4,934
Charge-offs	—	—	—	(69)	(550)	(619)
Recoveries	2	6	2	17	235	262
Provision for (recovery of) loan losses	(164)	305	2,691	398	(30)	3,200
Ending Balance, September 30, 2020	$302	$1,087	$4,989	$908	$491	$7,777
Ending Balance:
Individually evaluated for impairment	—	—	2,108	181	—	2,289
Collectively evaluated for impairment	302	1,087	2,881	727	491	5,488
Loans:
Ending Balance	$27,472	$234,198	$250,319	$125,277	$11,102	$648,368
Individually evaluated for impairment	283	469	4,674	1,548	—	6,974
Collectively evaluated for impairment	27,189	233,729	245,645	123,729	11,102	641,394

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans and the related allowance at September 30, 2021, December 31, 2020 and September 30, 2020, were as follows (in thousands):

	September 30, 2021
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$-	$—	$—	$-	$—	$273	$—
Secured by 1-4 family	611	470	—	470	—	420	3
Other real estate loans	167	153	—	153	—	3,159	1
Commercial and industrial	1,655	—	1,535	1,535	84	1,548	—
Total	$2,433	$623	$1,535	$2,158	$84	$5,400	$4

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$325	$276	$—	$276	$—	$344	$—
Secured by 1-4 family	568	449	—	449	—	517	1
Other real estate loans	4,492	171	4,270	4,441	2,065	2,623	109
Commercial and industrial	1,582	—	1,548	1,548	158	393	77
Total	$6,967	$896	$5,818	$6,714	$2,223	$3,877	$187

	September 30, 2020
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$325	$283	$—	$283	$—	$366	$—
Secured by 1-4 family	578	469	—	469	—	536	1
Other real estate loans	4,698	361	4,313	4,674	2,108	1,974	109
Commercial and industrial	1,548	—	1,548	1,548	181	6	77
Total	$7,149	$1,113	$5,861	$6,974	$2,289	$2,882	$187

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

As of September 30, 2021, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $1.7 million. At September 30, 2021, none of the loans classified as TDRs were performing under the restructured terms and all were considered non-performing assets. There were $6.0 million in TDRs at December 31, 2020, none of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the three months ended  September 30, 2021 and 2020.

Notes to Consolidated Financial Statements (Unaudited)

In response to the COVID-19 pandemic, the Company created and implemented a loan payment deferral program for individual and business customers beginning in the first quarter of 2020, which provided them the opportunity to defer monthly payments for 90 days. As of September 30, 2021, there were no loans remaining in the program. These loans were not considered TDRs because they were modified in accordance with relief provisions of the CARES Act and recent interagency regulatory guidance.

During the fourth quarter of 2020, the Company modified terms of certain loans for customers that continued to be negatively impacted by the COVID-19 pandemic. The loan modifications lowered borrower loan payments by allowing interest only payments for periods ranging between 6 and 24 months. As of September 30, 2021, loans that were modified totaled $13.3 million. These loans were not considered TDRs because they were modified in accordance with relief provisions of the CARES Act.

For the nine months ended September 30, 2021 and 2020, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

Note 5. Other Real Estate Owned (OREO)

Changes in the balance for OREO during the nine months ended September 30, 2021 and the year ended December 31, 2020 are as follows (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2021	December 31, 2020
Balance at the beginning of year, gross	$—	$—
Transfers in	130	—
Acquired in merger	2,137	—
Sales proceeds	(288)	—
Gain on disposition	8	—
Balance at the end of period, gross	$1,987	$—
Less: valuation allowance	(139)	—
Balance at the end of period, net	$1,848	$—

There were no residential real estate properties included in the ending OREO balances at September 30, 2021 and December 31, 2020. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2021.

The Company acquired $2.1 million of OREO in the acquisition of Fincastle including $1.8 million of real estate and buildings formerly used as bank premises by Fincastle.  The Company will not place these properties into service as bank premises and has designated them as held for sale.  Net expenses applicable to OREO, other than the provision for losses, were $21 thousand for the nine months ended September 30, 2021.  The Bank did not have any expenses applicable to OREO for the nine months ended September 30, 2020.  The Bank did not have any expenses applicable to OREO for the year ended December 31, 2020.

Note 6. Other Borrowings

The Company had an unsecured line of credit totaling $5.0 million with a non-affiliated bank at September 30, 2021. There were no borrowings outstanding on the line of credit at September 30, 2021. The interest rate on the line of credit floats at Wall Street Journal Prime Rate plus 0.25%, with a floor of 3.50%, and matures on March 28, 2026.

The Bank had unused lines of credit totaling $229.0 million and $237.7 million available with non-affiliated banks at September 30, 2021 and December 31, 2020, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $159.4 million at September 30, 2021. The Bank had collateral pledged on the borrowing line at September 30, 2021 and December 31, 2020 including real estate loans totaling $216.3 million and $221.1 million, respectively, and Federal Home Loan Bank stock with a book value of $701 thousand and $818 thousand, respectively. The Bank did not have borrowings from the FHLB at September 30, 2021 and December 31, 2020.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of September 30, 2021 and December 31, 2020, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2021, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at September 30, 2021 and December 31, 2020 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total Capital (to Risk-Weighted Assets)	$128,197	14.42%	$71,108	8.00%	$88,885	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$122,763	13.81%	$53,331	6.00%	$71,108	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$122,763	13.81%	$39,998	4.50%	$57,775	6.50%
Tier 1 Capital (to Average Assets)	$122,763	9.22%	$53,274	4.00%	$66,593	5.00%
December 31, 2020
Total Capital (to Risk-Weighted Assets)	$91,243	15.82%	$46,129	8.00%	$57,661	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$84,032	14.57%	$34,597	6.00%	$46,129	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$84,032	14.57%	$25,948	4.50%	$37,480	6.50%
Tier 1 Capital (to Average Assets)	$84,032	8.80%	$38,187	4.00%	$47,733	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. Accordingly, the Bank was required to maintain a capital conservation buffer of 2.50% at September 30, 2021 and December 31, 2020. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of September 30, 2021 and December 31, 2020, the capital conservation buffer of the Bank was 6.42% and 7.82%, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million. The note bears interest at a fixed rate of 6.75% per annum. Debt issuance costs related to the note were fully amortized at September 30, 2021 and December 31, 2020. The note has a maturity date of October 1, 2025. Subject to regulatory approval, the Company may prepay the note, in part or in full through maturity, at the Company's option, on any scheduled interest payment date. The Agreement contains customary events of default such as the bankruptcy of the Company and the non-payment of principal or interest when due. The holder of the note may accelerate the repayment of the note only in the event of bankruptcy or similar proceedings and not for any other event of default.

On June 29, 2020, the Company issued an interest only subordinated term note due 2030 in the aggregate principal amount of $5.0 million. The note initially bears interest at a fixed rate of 5.50% per annum. Beginning July 1, 2025, the interest rate shall reset quarterly to an interest rate per annum equal to the current three-month Secured Overnight Financing Rate (SOFR), plus 510 basis points. Unamortized debt issuance costs related to the note were $7 thousand and $9 thousand at September 30, 2021 and December 31, 2020, respectively. The note has a maturity date of July 1, 2030. Subject to regulatory approval, the Company may prepay the note, in part or in full, beginning on July 1, 2025 through maturity, at the Company's option, on any scheduled interest payment date. The note contains customary events of default such as the bankruptcy of the Company and the non-payment of principal or interest when due. The holder of the note may accelerate the repayment of the note only in the event of bankruptcy or similar proceedings and not for any other event of default.

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

Note 9. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2021 and December 31, 2020 was 2.72% and 2.83%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2021 and December 31, 2020 was 1.73% and 1.83%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

Note 10. Benefit Plans

The Company maintains a 401(k) plan (the Plan) for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the Plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution based on years of service to participants who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two Plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the Plan each year based on overall performance, profitability, and other economic factors. For the nine months ended September 30, 2021 and 2020, expense attributable to the Plan amounted to $706 thousand and $449 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

On March 15, 2019, the Company entered into supplemental executive retirement plans and participation agreements with three of its employees. The retirement benefits are fixed and provide for retirement benefits payable in 180 monthly installments. The contribution expense totaled $197 thousand and $198 thousand for the nine months ended September 30, 2021 and 2020 and was solely funded by the Company.

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

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(Numerator):
Net income	$2,398	$1,754	$8,176	$5,702
(Denominator):
Weighted average shares outstanding – basic	6,220,456	4,854,144	5,322,696	4,884,805
Potentially dilutive common shares – restricted stock units	9,068	505	7,243	1,863
Weighted average shares outstanding – diluted	6,229,524	4,854,649	5,329,939	4,886,668
Income per common share
Basic	$0.39	$0.36	$1.54	$1.17
Diluted	$0.38	$0.36	$1.53	$1.17

There were no antidilutive shares of common stock for the three months and nine months ended September 30, 2021.  Restricted stock units for 9,632 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2020.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands).  There were no liabilities measured at fair value at September 30, 2021 and December 31, 2020.

		Fair Value Measurements at September 30, 2021
Description	Balance as of September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$19,976	$—	$19,976	$—
U.S. agency and mortgage-backed securities	173,261	—	173,261	—
Obligations of states and political subdivisions	71,327	—	71,327	—
Corporate debt securities	2,036	—	2,036	—
Total securities available for sale	$266,600	$—	$266,600	$—
Derivatives - cash flow hedges	990	—	990	—
Total assets	$267,590	$—	$267,590	$—

		Fair Value Measurements at December 31, 2020
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. agency and mortgage-backed securities	$101,598	$—	$101,598	$—
Obligations of states and political subdivisions	38,627	—	38,627	—
Total securities available for sale	$140,225	$—	$140,225	$—
Derivatives - cash flow hedges	431	—	431	—
Total assets	$140,656	$—	$140,656	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine months ended September 30, 2021 and the year ended December 31, 2020.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at September 30, 2021
Description	Balance as of September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$1,451	$—	$—	$1,451

		Fair Value Measurements at December 31, 2020
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$3,595	$—	$—	$3,595

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Impaired loans, net	$1,451	Present value of cash flows	Discount rate	6.50%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Impaired loans, net	$2,205	Property appraisals	Selling cost	10.00%
Impaired loans, net	1,390	Present value of cash flows	Discount rate	6.50%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2021 and December 31, 2020 are as follows (in thousands):

		Fair Value Measurements at September 30, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$195,230	$195,230	$—	$—	$195,230
Securities available for sale	266,600	—	266,600	—	266,600
Securities held to maturity	10,046	—	10,262	—	10,262
Restricted securities	1,813	—	1,813	—	1,813
Loans, net	816,977	—	—	823,227	823,227
Bank owned life insurance	24,141	—	24,141	—	24,141
Accrued interest receivable	3,823	—	3,823	—	3,823
Derivatives - cash flow hedges	990	—	990	—	990
Financial Liabilities
Deposits	$1,212,570	$—	$1,064,150	$148,681	$1,212,831
Subordinated debt	9,993	—	—	$10,935	10,935
Junior subordinated debt	9,279	—	—	$10,824	10,824
Accrued interest payable	232	—	232	—	232

		Fair Value Measurements at December 31, 2020 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$127,297	$127,297	$—	$—	$127,297
Securities available for sale	140,225	—	140,225	—	140,225
Securities held to maturity	14,234	—	13,138	1,605	14,743
Restricted securities	1,875	—	1,875	—	1,875
Loans held for sale	245	—	245	—	245
Loans, net	622,429	—	—	633,638	633,638
Bank owned life insurance	17,916	—	17,916	—	17,916
Accrued interest receivable	2,717	—	2,717	—	2,717
Derivatives - cash flow hedges	431	—	431	—	431
Financial Liabilities
Deposits	$842,461	$—	$742,264	$101,154	$843,418
Subordinated debt	9,991	—	—	10,304	10,304
Junior subordinated debt	9,279	—	—	10,364	10,364
Accrued interest payable	134	—	134	—	134

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

Stock Awards

Whenever the Company deems it appropriate to grant a stock award, the recipient receives a specified number of unrestricted shares of employer stock. Stock awards may be made by the Company at its discretion without cash consideration and may be granted as settlement of a performance-based compensation award. The Company did not have compensation expense related to stock awards for the nine months ended September 30, 2021 and 2020.

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

During the first nine months of  2021, 16,094 restricted stock units were granted to employees, with 2,026 units vesting immediately, 7,040 units subject to a two year vesting schedule with one half of the units vesting each year, and 7,028 units subject to a five year vesting schedule with all of the units vesting in the fifth year. The recipient does not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipient becomes the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	Nine Months Ended
	September 30, 2021
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	15,858	$20.40
Granted	16,094	17.88
Vested	(8,073)	19.84
Forfeited	(98)	18.41
Unvested, end of period	23,781	$18.89

At September 30, 2021, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $290 thousand. This expense is expected to be recognized through 2026. Compensation expense related to restricted stock unit awards recognized for the nine months ended September 30, 2021 and 2020 totaled $300 thousand and $168 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 14. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2020	$3,330	$(25)	$3,305
Unrealized holding gains (net of tax, $8)	26	—	26
Reclassification adjustment (net of tax, ($8))	(30)	—	(30)
Change in fair value (net of tax, $34)	—	131	131
Change during period	(4)	131	127
Balance at September 30, 2020	$3,326	$106	$3,432
Balance at June 30, 2021	$1,696	$702	$2,398
Unrealized holding gains (net of tax, $211)	(798)	—	(798)
Change in fair value (net of tax, $21)	—	80	80
Change during period	(798)	80	(718)
Balance at September 30, 2021	$898	$782	$1,680

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$724	$—	$724
Unrealized holding gains (net of tax, $700)	2,632	—	2,632
Reclassification adjustment (net of tax, ($8))	(30)	—	(30)
Change in fair value (net of tax, $28)	—	106	106
Change during period	2,602	106	2,708
Balance at September 30, 2020	$3,326	$106	$3,432
Balance at December 31, 2020	$3,058	$340	$3,398
Unrealized holding losses (net of tax, ($565))	(2,131)	—	(2,131)
Reclassification adjustment (net of tax, ($8))	(29)	—	(29)
Change in fair value (net of tax, $117)	—	442	442
Change during period	(2,160)	442	(1,718)
Balance at September 30, 2021	$898	$782	$1,680

The following table presents information related to reclassifications from accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended
	September 30, 2021	September 30, 2020
Securities available for sale:
Net securities gains reclassified into earnings	$—	$(38)	Net gains on securities available for sale
Related income tax expense	—	8	Income tax expense
Total reclassifications	$—	$(30)	Net of tax

Details About Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Nine Months Ended
	September 30, 2021	September 30, 2020
Securities available for sale:
Net securities gains reclassified into earnings	$(37)	$(38)	Net gains on securities available for sale
Related income tax expense	8	8	Income tax expense
Total reclassifications	$(29)	$(30)	Net of tax

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

Fees for other customer services

Fees for other customer services include fees for brokered loans, check ordering charges, merchant services income, safe deposit box rental fees, and other service charges. Check ordering charges are transactional based, and therefore, the Company's performance obligation is satisfied, and related revenue recognized, at a point in time. Merchant services income mainly represent fees charged to merchants to process their debit and credit card transactions. The Company's performance obligation for merchant services income is largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Noninterest Income
Service charges on deposit accounts	$547	$446	$1,436	$1,475
ATM and check card fees	753	669	2,036	1,738
Wealth management fees	696	573	1,996	1,610
Fees for other customer services	434	323	1,027	767
Noninterest income (in-scope of Topic 606)	$2,430	$2,011	$6,495	$5,590
Noninterest income (out-of-scope of Topic 606)	218	190	731	492
Total noninterest income	$2,648	$2,201	$7,226	$6,082

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges. Changes in fair value of these designated hedging instruments is reported as a component of other comprehensive (loss) income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of September 30, 2021, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  September 30, 2021 (in thousands):

	September 30, 2021
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$990	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

Note 17. Acquisitions

Acquisition of the Bank of Fincastle

On July 1, 2021, the Company completed the acquisition of The Bank of Fincastle (“Fincastle”) for an aggregate purchase price of $33.8 million of cash and stock. The Company paid cash consideration of $6.8 million and issued 1,348,065 shares of its common stock to the shareholders of Fincastle. Upon completion of the transaction, Fincastle was merged with and into First Bank. At the time of closing of the acquisition, The Bank of Fincastle had six retail bank offices operating in the greater Roanoke region of Virginia. The former Fincastle branches continued to operate as The Bank of Fincastle, a division of First Bank, until the systems were converted on October 16, 2021. As of June 30, 2021, Fincastle reported total assets of $267.9 million, total loans of $194.5 million and total deposits of $236.3 million.  For the three-month and nine-month periods ended September 30, 2021, the Company recorded merger related expenses of $1.3 million and $2.0 million, respectively, in connection with the acquisition of Fincastle. The Company estimates that it will incur aggregate costs related to the merger of $3.4 million, with the remaining $1.4 million of merger related expenses expected to be recorded throughout the fourth quarter of 2021 and first quarter of 2022.

Acquisition of SmartBank Loan Portfolio

On September 30, 2021, the Bank acquired $82.0 million of loans and certain fixed assets from SmartBank related to their Richmond area branch, located in Glen Allen, Virginia. First Bank paid cash consideration of $83.7 million for the loans and fixed assets.  Additionally, an experienced team of bankers based out of the SmartBank location have transitioned to become employees of First Bank.  First Bank did not assume any deposit liabilities from SmartBank in connection with the transaction, and SmartBank intends to close their branch operation on December 31, 2021. First bank has agreed to assume the facility lease at the branch and will continue to operate a loan production office from the location after the SmartBank branch is closed. First Bank’s assumption of the lease and acquisition of the remaining branch assets is expected to be completed in the fourth quarter of 2021, subject to customary closing conditions. The Company did not incur significant expenses related to the acquisition of loans and fixed assets in the third quarter of 2021.

The acquisitions were accounted for as business combinations under ASC 805, Business Combinations. Under acquisition accounting, assets acquired, and liabilities assumed are recorded at their acquisition date fair values, and any excess of the purchase price over the aggregate fair value of the net assets acquired is recognized as goodwill.  Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is inherently subjective and involves significant judgment regarding the methods and assumptions used to estimate fair value. During the measurement period, the acquirer shall adjust the amounts recognized at the acquisition date and may recognize additional assets or liabilities to reflect new information obtained from facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Measurement period adjustments are recognized in the reporting period in which they are determined. The measurement period may not exceed one year from the acquisition date.

The following table presents the total consideration paid by the Company in connection with the acquisition of Fincastle and the SmartBank loan portfolio, the fair values of the assets acquired and liabilities assumed, and the resulting goodwill.  Amounts for the Bank of Fincastle acquisition are as of July 1, 2021.  Amounts for SmartBank are as of September 30, 2021.

(Dollars in thousands)	Bank of Fincastle	SmartBank	Total
Purchase price:
Cash paid	$6,752	$83,745	$90,497
Common stock issued	27,069	-	27,069
Total purchase price	$33,821	$83,745	$117,566

Identifiable assets acquired:
Cash and due from banks	$46,158	$-	$46,158
Federal funds sold	120	-	120
Securities, AFS, at fair value	12,112	-	12,112
Restricted securities	183	-	183
Loans, net of ALLL	193,664	81,636	275,300
Bank premises and equipment	3,471	172	3,643
Accrued interest receivable	1,561	143	1,704
OREO	2,137	-	2,137
BOLI	5,852	-	5,852
Other assets	4,259	-	4,259
Total identifiable assets acquired	$269,517	$81,951	$351,468

Identifiable liabilities assumed:
Demand deposits & savings accounts	$184,535	$-	$184,535
Time deposits	52,246	-	52,246
Accrued expenses and other liabilities	1,132	-	1,132
Total identifiable liabilities assumed	$237,913	$-	$237,913

Net identifiable assets acquired at fair value	$31,604	$81,951	$113,555

Goodwill resulting from acquisitions	$2,217	$1,794	$4,011

The following table presents certain unaudited pro forma information as if the acquisition had taken place on January 1, 2020. These results combine the historical results of Fincastle and the Company for the period prior to the merger. While certain adjustments were made for estimated effects resulting from the application of the acquisition method, including certain fair value adjustments, this pro forma information is not indicative of what would have occurred had the acquisition actually taken place on January 1, 2020. Pro forma adjustments for the nine month periods ended September 30, 2021 and September 30, 2020 include the net impact of accretion of loan discounts related to market interest rates, amortization of premiums on deposits, amortization of intangible assets and related income taxes. Additionally, the Company expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below.

	Unaudited Pro Forma	Unaudited Pro Forma
	Nine Months Ended	Nine Months Ended
(Dollars in thousands, except per share amounts)	September 30, 2021	September 30, 2020
Total revenues (net interest income plus noninterest income)	$37,670	$36,077
Net income	$7,849	$7,145
Net income per share, basic	$1.26	$1.15
Net income per share, diluted	$1.26	$1.15

The revenue and earnings amounts specific to Fincastle since the acquisition date that are included in the consolidated results for 2021 are not readily determinable. The disclosures of these amounts are impracticable due to the merging of certain processes and systems at the acquisition date. Merger related expenses associated with the acquisition of Fincastle were $2.0 million through September 30, 2021.  These costs included the integration of systems and operations and legal and consulting expenses, which have been expensed as incurred. Additional merger related expenses are expected to be incurred throughout the fourth quarter of 2021 and first quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and the impact of the Company’s acquisitions of The Bank of Fincastle (Fincastle) and the SmartBank loan portfolio, including the expected levels of merger related expenses to be incurred by the Company, the expected benefits of the acquisition of Fincastle (Merger), and the potential impact of the acquisitions on the Company’s and First Bank’s (the Bank) liquidity and capital levels, as well as certain financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

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

Because of these and other uncertainties, actual results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at September 30, 2021 and statements of income of the Company for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2020. The statements of income for the three and nine months ended September 30, 2021 may not be indicative of the results to be achieved for the year.

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

Products, Services, Customers and Locations

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley, central regions of Virginia, and the Richmond and Roanoke market areas.  Within these markets, there are diverse types of industry including medical and professional services, manufacturing, retail, warehousing, Federal government, hospitality, and higher education.

The Bank offers loan and deposit products and services through its website, www.fbvirginia.com, its mobile banking platform, a network of ATMs located throughout its market area, one loan production office, a customer service center in a retirement community, and 20 bank branch office locations located throughout the Shenandoah Valley, the central regions of Virginia, and the Richmond and Roanoke market areas.  In addition to providing traditional banking services, the Bank operates a wealth management division under the name First Bank Wealth Management.

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

Primary expense categories are salaries and employee benefits, which comprised 56% of noninterest expenses for the nine months ended September 30, 2021, followed by occupancy and equipment expense, which comprised 12% of noninterest expenses. The provision for loan losses is also typically a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for loan losses.

COVID-19 Pandemic Update

Operations

During the third quarter of 2021, the Bank continued to follow its Pandemic Plan that strives to protect the health of its employees and customers, while continuing to deliver banking services. In response to vaccinations that continued to be provided to thousands of people in our market areas, and the decrease in the number of COVID-19 cases in our communities, the Bank entered phase two of its plan in late March 2021 after operating in phase one since early December 2020. After operating for almost four months primarily through branch drive throughs, ATMs, and mobile and internet banking platforms, lobbies re-opened in March for walk-in customers to conduct their banking business.

Paycheck Protection Program

The Bank actively participated as a lender in the U.S. Small Business Administration’s (SBA) Paycheck Protection Program (PPP) to support local small businesses and non-profit organizations by providing forgivable loans. Loan fees received from the SBA are accreted by the Bank into income evenly over the life of the loans, net of loan origination costs, through interest and fees on loans.  PPP loans totaled $22.8 million at September 30, 2021, with $1.3 million scheduled to mature in the second and third quarters of 2022, and $21.5 million scheduled to mature in the first and second quarters of 2026.  The Company believes the majority of these loans will ultimately be forgiven and repaid by the SBA in accordance with the terms of the program. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through additional provision for loan losses charged to earnings.

The Bank recognized $737 thousand and $247 thousand of accretion on deferred PPP income, net origination costs, through interest and fees on loans for three month periods ending September 30, 2021 and 2020, respectively, and recognized $1.8 million and $429 thousand for the nine months ended September 30, 2021 and 2020, respectively.  The total amount of deferred PPP income, net of origination costs, not yet been recognized through interest and fees on loans totaled $652 thousand at September 30, 2021.

Asset Quality Impact

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

Loan Modifications

In response to the unknown impact of the pandemic on the economy and its customers, the Bank created and implemented a loan payment deferral program for individual and business customers beginning in the first quarter of 2020, which provided them the opportunity to defer monthly payments for 90 days. By June 30, 2020, loans participating in the program reached $182.6 million. The majority of these loans resumed regular payments during the second half of 2020 after their deferral periods ended. There were no loans remaining in the program at September 30, 2021. These loans were not considered troubled debt restructurings (TDRs) because they were modified in accordance with relief provisions of the CARES Act and interagency regulatory guidance.

During the fourth quarter of 2020, and during the first half of 2021, the Bank modified terms of certain loans for customers that continued to be negatively impacted by the pandemic by lowering borrower’s loan payments with interest only payments for periods ranging between 6 and 24 months. Modified loans totaled $13.3 million at September 30, 2021, with $13.2 million in the Bank’s commercial real estate loan portfolio and $83 thousand in the commercial and industrial loans portfolio. The loans were comprised of $11.6 million in the lodging sector and $1.7 million in the leisure sector. All modified loans were either performing under their modified terms or resumed regular loan payments as of September 30, 2021.

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

After being suspended for most of 2020, the Company’s stock repurchase plan ended on December 31, 2020. The Company has not authorized another stock repurchase plan due to certain factors, which include the continued uncertainty and potential impact of the pandemic on the economy and the Bank’s customers. The Company continued to pay cash dividends on common stock of $0.11 per share throughout 2020, and in February 2021, it declared a quarterly cash dividend of $0.12 per share, which was a 9% increase. Company declared another quarterly cash dividend of $0.12 per share in both May 2021 and September 2021.

Overview of Quarterly Financial Performance

Net income increased by $644 thousand to $2.4 million, or $0.38 per diluted share, for the three months ended September 30, 2021, compared to $1.8 million, or $0.36 per diluted share, for the same period in 2020. Return on average assets was 0.71% and return on average equity was 8.64% for the third quarter of 2021, compared to 0.74% and 8.52%, respectively, for the same period in 2020.

The increase in net income resulted primarily from a $2.2 million, or 29%, increase in net interest income, a $1.5 million decrease in provision for loan losses, and a $447 thousand, or 20%, increase in noninterest income compared to the same period of 2020. These favorable variances were partially offset by a $3.3 million, or 54%, increase in noninterest expenses.

Net interest income increased $2.2 million from a $2.0 million increase in total interest income and a $176 thousand decrease in total interest expense, compared to the same period of 2020. Although the net interest margin decreased by 35-basis points to 3.06%, net interest income increased as the impact of the lower net interest margin was offset by a $383.8 million, or 43%, increase in average earning assets, a $490 thousand increase in accretion of deferred PPP loan income, net of origination costs, and $238 thousand of accretion of loan discounts, net of premium amortization, on acquired loans.  Total interest expense decreased by $176 thousand, or 23%, primarily from a decrease in interest expense on deposits as the Bank lowered interest rates paid on deposit accounts. The Merger of The Bank of Fincastle with and into First Bank on July 1, 2021 contributed to the increase in average earning assets.

The provision for loan losses decreased $1.5 million, which resulted from no provision for loan losses in the third quarter of 2021 and provision for loan losses of $1.5 million for the same period of 2020. The allowance for loan losses totaled $5.4 million, or 0.66% of total loans at September 30, 2021. There were no significant changes in the general or specific reserve components of the allowance during the quarter. Net charge-offs totaled $31 thousand for the period. Loans acquired from Fincastle and SmartBank during the third quarter were recorded at fair market value, which resulted in valuation discounts on the loan portfolios. Due to the valuation discounts, there was no allowance for loan losses required on the acquired loans at September 30, 2021.

Noninterest income increased $447 thousand, primarily from increases in service charges on deposits, ATM and check card fees, wealth management fees, and fees for other customer services.  The merger with Fincastle contributed to increases in all noninterest income categories, except for wealth management fees.

Noninterest expense increased $3.3 million, primarily from the addition of employees, customers and branch offices through the merger of The Bank of Fincastle with and into First Bank on July 1, 2021, and from merger related expenses that totaled $1.3 million during the quarter. Several noninterest expense categories increased as a result of the merger. The $1.3 million of merger related expenses contributed to the increases in salaries and employee benefits, marketing, supplies, legal and professional fees, data processing, and other operating expense.

Based on management's analysis and the supporting allowance for loan loss calculation, a provision for loan losses was not required during the third quarter of 2021, compared to a provision for loan losses of $1.5 million during the same period of 2020. The decrease in the provision for loan losses was attributable to a decrease in the general reserve component of the allowance for loan losses that was offset by net charge-offs on loans. The provision for loan losses recorded in the third quarter of 2020 was primarily attributable to an increase in the specific reserve component of the allowance for loan losses.

For a more detailed discussion of the Company's quarterly performance, see "Net Interest Income,” “Provision for Loan Losses,” "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Acquisition of The Bank of Fincastle

On July 1, 2021, the Company completed the acquisition of The Bank of Fincastle for an aggregate purchase price of $33.8 million of cash and stock. The Company paid cash consideration of $6.8 million and issued 1,348,065 shares of its common stock to the shareholders of Fincastle. Upon completion of the transaction, Fincastle was merged with and into First Bank. At the time of closing of the acquisition, The Bank of Fincastle had six retail bank offices operating in the greater Roanoke region of Virginia. The former Fincastle branches continued to operate as The Bank of Fincastle, a division of First Bank, until the systems were converted on October 16, 2021. As of June 30, 2021, Fincastle reported total assets of $267.9 million, total loans of $194.5 million and total deposits of $236.3 million.  For the three-month and nine-month periods ended September 30, 2021, the Company recorded merger related expenses of $1.3 million and $2.0 million, respectively, in connection with the acquisition of Fincastle. The Company estimates that it will incur aggregate costs related to the merger of $3.4 million, with the remaining $1.4 million of merger related expenses expected to be recorded throughout the fourth quarter of 2021 and first quarter of 2022.

Purchased performing loans were recorded at fair value, including a credit discount. The fair value discount will be accreted as an adjustment to yield over the estimated lives of the loans. A provision for loan losses may be required for any deterioration in these loans in future periods. The Company expect cost savings to be realized as Fincastle's operations are fully integrated in future periods.

Acquisition of SmartBank Loan Portfolio

On September 30, 2021, the Bank acquired $82.0 million of loans and certain fixed assets from SmartBank related to their Richmond area branch, located in Glen Allen, Virginia. First Bank paid cash consideration of $83.7 million for the loans and fixed assets.  Additionally, an experienced team of bankers based out of the SmartBank location have transitioned to become employees of First Bank.  First Bank did not assume any deposit liabilities from SmartBank in connection with the transaction, and SmartBank intends to close their branch operation on December 31, 2021. First Bank has agreed to assume the facility lease at the branch and will continue to operate a loan production office from the location after the SmartBank branch is closed. First Bank’s assumption of the lease and acquisition of the remaining branch assets is expected to be completed in the fourth quarter of 2021, subject to customary closing conditions. The Company did not incur significant expenses related to the acquisition of loans and fixed assets in the third quarter of 2021.

Purchased performing loans were recorded at fair value, including a credit discount. The fair value discount will be accreted as an adjustment to yield over the estimated lives of the loans. A provision for loan losses may be required for any deterioration in these loans in future periods.

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

	Efficiency Ratio
	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Noninterest expense	$9,426	$6,135	$22,706	$17,892
Subtract: amortization of intangibles	(5)	(33)	(24)	(127)
Add: gains on disposal of premises and equipment, net	—	—	26	9
Subtract: merger related expenses	(1,341)	—	(2,023)	—
	$8,080	$6,102	$20,685	$17,774
Tax-equivalent net interest income	$9,810	$7,623	$24,938	$22,158
Noninterest income	2,648	2,201	7,226	6,073
Subtract: securities gains, net	—	(38)	(37)	(38)
	$12,458	$9,786	$32,127	$28,193
Efficiency ratio	64.86%	62.35%	64.39%	63.04%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
GAAP measures:
Interest income – loans	$9,215	$7,568	$23,432	$22,187
Interest income – investments and other	1,116	775	3,039	2,569
Interest expense – deposits	(369)	(541)	(1,060)	(2,179)
Interest expense – subordinated debt	(156)	(160)	(464)	(341)
Interest expense – junior subordinated debt	(68)	(68)	(202)	(225)
Total net interest income	$9,738	$7,574	$24,745	$22,011
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$8	$8	$24	$26
Tax benefit realized on non-taxable interest income – municipal securities	64	41	169	121
Total tax benefit realized on non-taxable interest income	$72	$49	$193	$147
Total tax-equivalent net interest income	$9,810	$7,623	$24,938	$22,158

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

Loans Acquired in a Business Combination

Acquired loans are classified as either (i) purchased credit-impaired (PCI) loans or (ii) purchased performing loans and are recorded at fair value on the date of acquisition.

PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair value, PCI loans are aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference.” Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the “accretable yield” and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

There were no acquired loans classified as PCI in the acquisition of Fincastle and the Smartbank loan portfolio acquisition during the third quarter of 2021.

Goodwill

The Company's goodwill was recognized in connection with business combinations that occurred in the third quarter of 2021. The Company will review the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing would be required and the goodwill of the reporting unit would not be impaired. If the Company elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit will be compared with its carrying value to determine whether an impairment exists.

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

Loans acquired from Fincastle and SmartBank were recorded at fair value.   Accordingly, no allowance for loan losses is required for those loans as of September 30, 2021. A provision for loan losses may be required for any deterioration in these loans in future periods.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At September 30, 2021, commitments to extend credit, stand-by letters of credit, and rate lock commitments totaled $171.1 million.

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

Net Interest Income

For the three-month period ended September 30, 2021

Net interest income increased $2.2 million, or 29%, for the three-month period ended September 30, 2021, compared to the same period of 2020. An increase in average earning assets of $383.8 million, or 43%, was partially offset by a 35-basis point decrease in the net interest margin to 3.06%. The acquisition of The Bank of Fincastle on July 1, 2021 and an increase in average deposit balances resulted in growth of average earning assets. The decrease in the net interest margin was primarily attributable to the change in the composition of average earning assets. Average loans, which was the highest yielding category, decreased to 60% of average earning assets for the third quarter of 2021, compared to 73% for the third quarter of 2020. Although average loans increased $118.3 million, lower yielding categories experienced higher growth, as average securities increased $106.4 million and Federal funds sold and interest-bearing deposits in other banks combined increased $159.2 million.

The increase in net interest income was primarily attributable to a $2.0 million, or 24%, increase in total interest and dividend income from increases in both interest and fees on loans and interest and dividends on securities. Interest and fees on loans increased $1.6 million, or 22%, from an 18% increase in average loan balances and a 13-basis point increase in the yield on loans. Accretion on deferred PPP fee income, net of origination costs, included in interest and fees on loans totaled $737 thousand for the period compared to $247 thousand for the same period of 2020.  Accretion of loan discounts, net of premium amortization, on acquired loans included in interest and fees on loans totaled $238 thousand for the third quarter of 2021.  There was no accretion or amortization of discounts or premiums during the same period of 2020.  Interest and dividends on securities increased $279 thousand, or 37%, from a 78% increase in average securities balances, which was partially offset by a 53-basis point decrease in the yield on total securities to 1.79%.

Total interest expense decreased by $176 thousand, or 23%, which also contributed to the increase in net interest income. Interest expense on deposits decreased $172 thousand, or 32%, from a 19-basis point decrease in the cost of interest-bearing deposits and was partially offset by a 35% increase in average interest-bearing deposit balances. The decrease in the cost of interest-bearing deposits was attributable to a reduction in interest rates paid on checking, money market and time deposits.

For the nine-month period ended September 30, 2021

Net interest income increased $2.7 million, or 12%, for the nine-month period ended September 30, 2021, compared to the same period of 2020. An increase in average earning assets of $236.4 million, or 29%, and was partially offset by a 45-basis point decrease in the net interest margin to 3.13%. The acquisition of The Bank of Fincastle on July 1, 2021 and an increase in average deposit balances resulted in growth of average earning assets. The decrease in the net interest margin was attributable to decreases in earning asset yields and a change in the composition of average earning assets. Average loans, which was the highest yielding category, decreased to 64% of average earning assets for the nine-month period ending September 30, 2021, compared to 75% for the same period of 2020. Although average loans increased $58.6 million, increases in lower yielding categories experienced higher growth, as average securities increased $57.6 million and Federal funds sold and interest-bearing deposits in other banks combined increased $120.2 million.

The increase in net interest income was attributable to a $1.7 million, or 7%, increase in total interest and dividend income, from increases in both interest and fees on loans and interest and dividends on securities. Interest and fees on loans increased $1.2 million, or 6%, from an 9% increase in average loan balances, which was partially offset by a 17-basis point decrease in the yield on total loans to 4.63%. Accretion on deferred PPP fee income, net of costs, included in net interest income for the nine months ended September 30, 2021 totaled $1.8 million compared to $429 thousand for the same period of 2020.  Accretion of loan discounts, net of premium amortization, on acquired loans included in interest and fees on loans totaled $238 thousand for the nine months ended September 30, 2021.  There was no accretion or amortization of discounts or premiums during the same period of 2020.   Interest and dividends on securities increased $472 thousand, or 20%, from a 41% increase in average securities balances, which was partially offset by a 34-basis point decrease in the yield on total securities to 2.06%.

Total interest expense decreased by $1.0 million, or 37%, which also contributed to the increase in net interest income. Interest expense on deposits decreased $1.1 million, or 51%, from a 31-basis point decrease in the cost of interest-bearing deposits and was partially offset by a 21% increase in average interest-bearing deposit balances. The decrease in the cost of interest-bearing deposits was attributable to a reduction in interest rates paid on checking, money market and time deposits.

COVID-19 Pandemic Impact on Net Interest Income

Net interest income was negatively impacted by higher levels of nonaccrual loans during the beginning of the pandemic.  Subsequently, nonaccrual loans decreased to $2.2 million at September 30, 2021, from $7.0 million at September 30, 2020. Loans to customers who are not able to make their loan payments to the Bank are placed on nonaccrual status, which causes a reversal of accrued interest receivable and interest income on loans. Recognition of interest on the loans will not resume until the borrowers can once again demonstrate their ability to repay. Net interest income may also be negatively impacted in future periods if total average earning assets decrease or unfavorable changes in the earning asset composition occur. An unfavorable change in the Company’s earning asset composition could occur if a decrease in loan demand causes a reduction in loan balances, the Bank’s highest yielding asset category. Decreases in market rates on earning asset yields could also have an unfavorable impact on net interest income in future periods.

The ability of loan customers to make loan payments and the potential of decreasing loan demand may depend on the length of time and extent the Bank’s loan customers experience business interruptions from the pandemic. During the fourth quarter of 2020 and the first half of 2021, the Bank modified certain loan agreements to provide payment relief to its customers by providing interest only payments for periods ranging between 6 and 24 months. The extent of asset quality deterioration that could result from the modified loans may be impacted by the continuation of customers' business interruptions beyond the modification periods.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$190,182	$767	1.60%	$106,852	$575	2.14%
Tax-exempt (1)	49,492	306	2.46%	26,994	193	2.83%
Restricted	2,408	21	3.48%	1,848	23	5.07%
Total securities	$242,082	$1,094	1.79%	$135,694	$791	2.32%
Loans: (2)
Taxable	$762,623	$9,185	4.78%	$644,259	$7,537	4.65%
Tax-exempt (1)	3,378	38	4.49%	3,476	39	4.51%
Total loans	$766,001	$9,223	4.78%	$647,735	$7,576	4.65%
Federal funds sold	65,514	8	0.05%	—	—	0.00%
Interest-bearing deposits with other institutions	199,372	78	0.15%	105,698	25	0.09%
Total earning assets	$1,272,969	$10,403	3.25%	$889,127	$8,392	3.75%
Less: allowance for loan losses	(5,450)			(6,323)
Total non-earning assets	69,728			61,586
Total assets	$1,337,247			$944,390
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$266,623	$105	0.16%	$203,790	$139	0.27%
Regular savings	196,025	41	0.08%	114,202	16	0.06%
Money market accounts	182,350	47	0.10%	157,769	110	0.27%
Time deposits:
$100,000 and over	60,977	110	0.72%	50,864	166	1.30%
Under $100,000	86,565	66	0.30%	58,861	110	0.74%
Brokered	767	1	0.28%	592	—	0.27%
Total interest-bearing deposits	$793,307	$370	0.18%	$586,078	$541	0.37%
Federal funds purchased	—	—	0.00%	—	—	0.00%
Subordinated debt	9,993	155	6.17%	9,984	160	6.37%
Junior subordinated debt	9,279	68	2.91%	9,279	68	2.92%
Total interest-bearing liabilities	$812,579	$593	0.29%	$605,341	$769	0.51%
Non-interest bearing liabilities
Demand deposits	410,439			253,597
Other liabilities	4,076			3,558
Total liabilities	$1,227,094			$862,496
Shareholders’ equity	110,153			81,894
Total liabilities and Shareholders’ equity	$1,337,247			$944,390
Net interest income		$9,810			$7,623
Interest rate spread			2.95%			3.24%
Cost of funds			0.19%			0.36%
Interest expense as a percent of average earning assets			0.18%			0.34%
Net interest margin			3.06%			3.41%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $72 and $49 thousand for the three months ended September 30, 2021 and 2020, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$153,793	$2,180	1.90%	$112,166	$1,881	2.24%
Tax-exempt (1)	42,446	806	2.54%	26,651	575	2.88%
Restricted	1,964	65	4.45%	1,835	75	5.48%
Total securities	$198,203	$3,051	2.06%	$140,652	$2,531	2.40%
Loans: (2)
Taxable	$673,375	$23,342	4.63%	$614,439	$22,088	4.80%
Tax-exempt (1)	3,400	114	4.49%	3,737	125	4.49%
Total loans	$676,775	$23,456	4.63%	$618,176	$22,213	4.80%
Federal funds sold	22,122	8	0.05%	6	—	0.10%
Interest-bearing deposits with other institutions	166,497	148	0.12%	68,406	159	0.31%
Total earning assets	$1,063,597	$26,663	3.35%	$827,240	$24,903	4.02%
Less: allowance for loan losses	(6,468)			(5,591)
Total non-earning assets	64,096			62,092
Total assets	$1,121,225			$883,741
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$242,821	$321	0.18%	$187,755	$569	0.40%
Regular savings	152,424	80	0.07%	109,600	49	0.06%
Money market accounts	166,141	135	0.11%	145,530	649	0.60%
Time deposits:
$100,000 and over	47,991	292	0.81%	52,533	555	1.41%
Under $100,000	66,078	231	0.47%	60,675	356	0.78%
Brokered	647	2	0.37%	575	1	0.26%
Total interest-bearing deposits	$676,102	$1,061	0.21%	$556,668	$2,179	0.52%
Federal funds purchased	1	—	0.46%	1	—	1.61%
Subordinated debt	9,992	464	6.20%	6,701	341	6.79%
Junior subordinated debt	9,279	202	2.91%	9,279	225	3.25%
Other borrowings	—	—	—%	—	—	0.00%
Total interest-bearing liabilities	$695,374	$1,727	0.33%	$572,649	$2,745	0.64%
Non-interest bearing liabilities
Demand deposits	327,263			228,042
Other liabilities	2,728			2,822
Total liabilities	$1,025,365			$803,513
Shareholders’ equity	95,860			80,228
Total liabilities and Shareholders’ equity	$1,121,225			$883,741
Net interest income		$24,936			$22,158
Interest rate spread			3.02%			3.38%
Cost of funds			0.23%			0.46%
Interest expense as a percent of average earning assets			0.22%			0.44%
Net interest margin			3.13%			3.58%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $193 and $147 thousand for the nine months ended September 30, 2021 and 2020, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

Provision for Loan Losses

The Bank did not record a provision for loan losses for the third quarter of 2021, which resulted in a total allowance for loan losses of $5.4 million, or 0.66% of total loans, at September 30, 2021. Excluding loans acquired from Fincastle and SmartBank, which did not require an allowance for loan losses under acquisition accounting, the allowance for loan losses totaled 0.94% of total loans at September 30, 2021. This compared to a provision for loan losses of $1.5 million for the third quarter of 2020 and an allowance for loan losses of $7.8 million, or 1.20% of total loans, at September 30, 2020. The allowance for loan losses totaled $7.5 million, or 1.19% of total loans, at December 31, 2020.

A provision for loan losses was not recorded for the third quarter of 2021 as a decrease in the general reserve component of the allowance for loan losses was offset by net charge-offs on loans. The general reserve component of the allowance for loan losses decreased primarily from adjustments to qualitative factors, which resulted from the Bank's observation of improved economic conditions. Net charge-offs totaled $31 thousand for the third quarter of 2021, compared to $19 thousand for the same period in 2020. There were no significant changes to the specific reserve component of the allowance for loan losses during the quarter.

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

For the nine months ended September 30, 2021, the Bank recorded a recovery of loan losses of $1.0 million as an increase in the general reserve component of the allowance for loan losses was offset by a decrease in the specific reserve component. The general reserve component of the allowance for loan losses increased primarily from a higher historical loss reserve. These increases were partially offset by decreases in the general reserve that resulted from upgrades to qualitative factors related to asset quality and economic conditions. The decrease in the specific reserve component of the allowance for loan losses resulted primarily from the resolution of a previously impaired loan.

The Bank recorded a provision for loan losses of $3.2 million for the nine months ended September 30, 2020, which was attributable to increases in both the general and specific reserve components of the allowance for loan losses. The general reserve component of the allowance for loan losses increased primarily from adjustments to qualitative factors, which resulted from the Bank’s observation of unfavorable changes in economic indicators impacted by the pandemic, consideration of risks associated with loans participating in the Bank's loan payment deferral program, and an increase in substandard loan amounts. The increase in the specific reserve component of the allowance for loan losses included reserves placed on newly identified impaired loans and an increase in a reserve on a loan evaluated in a prior period. Net charge offs on loans also contributed to the provision for loan losses, which totaled $357 thousand for the first nine months of 2020.

COVID-19 Pandemic Impact on Provision for Loan Losses

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

Noninterest Income

For the three-month period ended September 30, 2021

Noninterest income increased $447 thousand, or 20%, to $2.6 million compared to the same period of 2020. The increase was primarily attributable to a $101 thousand, or 23%, increase in service charges on deposits, a $84 thousand, or 23%, increase in ATM and check card fees, a $123 thousand, or 21%, increase in wealth management fees, and a $111 thousand, or 34%, increase in fees for other customer services.

Service charges on deposits benefited from an increase in overdraft fee income, the increase in ATM and check card fees was attributable to the addition of new customer deposit accounts through the Merger with Fincastle, wealth management revenue increased from a higher amount of assets under management, and the increase in fees for other customer services was impacted by an increase in mortgage fee income.

For the nine-month period ended September 30, 2021

Noninterest income increased $1.2 million, or 19%, to $7.2 million compared to the same period of 2020. The increase was primarily attributable to a $298 thousand, or 17%, increase in ATM and check card fees, a $386 thousand, or 24%, increase in wealth management fees, and a $260 thousand, or 34%, increase in fees for other customer services.

The increase in ATM and check card fees was attributable to the addition of new customer deposit accounts through the Merger with Fincastle and an increase in customer check card transactions. Wealth management revenue increased from a higher amount of assets under management.  The increase in fees for other customer services was impacted by an increase in mortgage fee income

COVID-19 Pandemic Impact on Noninterest Income

The number of customer overdrafts and resulting income from service charges on deposits decreased significantly in the second quarter of 2020. The Bank believes this may have resulted from a reduction in consumer spending due to government stay at home orders, social distancing, and an increase in unemployment. The lower amount of overdrafts may have also been impacted by receipt of government stimulus checks and an increase in the average balances of customer deposit accounts.  The Bank also suspended certain overdraft fees at the beginning of the second quarter of 2020 in an effort to provide relief to its customers who may have experienced financial difficulties related to the pandemic. The suspension of the overdraft fees ended on September 30, 2020. Service charges on deposits may continue to remain at recent levels, or decrease, depending on factors that include customer spending behaviors and the balances of customer deposit accounts.

ATM and check card fee revenue could also decrease in future periods as customers may spend and visit ATM machines less during periods of uncertainty. Wealth management revenue may decrease in future periods if the market values of investments decline and mortgage fee income may decrease if the number of home purchases and refinancing activity slows in the Bank's market area.

Noninterest Expense

For the three-month period ended September 30, 2021

Noninterest expense increased $3.3 million, or 54%, to $9.4 million, compared to the same period one year ago. Merger related expenses totaled $1.3 million during the quarter and were comprised of $911 thousand of salaries and employee benefits, $37 thousand of marketing expense, $25 thousand of supplies, $196 thousand of legal and professional fees, $106 thousand data processing fees, and $24 thousand of other operating expense. In addition, several noninterest expense categories also increased during the third quarter as a result of adding employees, customers and branch offices from the merger of The Bank of Fincastle with and into First Bank on July 1, 2021. Expenses that increased during the quarter as a result of the merger were salaries and employee benefits, occupancy, equipment, marketing, supplies, ATM and check card expense, FDIC assessment, data processing, and other operating expense.  The Company estimates it will incur an additional $1.4 million of merger related expense throughout the fourth quarter of 2021 and first quarter of 2022.

For the nine-month period ended September 30, 2021

Noninterest expense increased $4.8 million, or 27%, to $22.7 million, compared to the same period one year ago. Merger related expenses totaled $2.0 million and were comprised of $911 thousand of salaries and employee benefits, $53 thousand of marketing expense, $79 thousand of supplies, $782 thousand of legal and professional fees, $106 thousand data processing fees, and $51 thousand of other operating expense. In addition, several noninterest expense categories also increased during the nine-month period as a result of adding employees, customers and branch offices from the merger with Fincastle. Expenses that increased during the period as a result of the merger were salaries and employee benefits, occupancy, equipment, marketing, supplies, ATM and check card expense, FDIC assessment, data processing, and other operating expense.

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

Income Taxes

Income tax expense increased $176 thousand for the third quarter of 2021, and increased by $799 for the nine months ended September 30, 2021, compared to the same periods one year ago. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three and nine months ended September 30, 2021 and 2020. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Financial Condition

General

Total assets increased $404.9 million to $1.4 billion at September 30, 2021, compared to $950.9 million at December 31, 2020. The increase was primarily attributable to the acquisition of the Bank of Fincastle which added $267.2 million in assets on July 1, 2021.  Loans, net of the allowance for loan losses increased $194.5 million or 31%.  Securities increased $126.3 million or 90%.  Federal funds purchased increased by $80.6 million.  The increase in the loan portfolio was impacted by $194.5 million of loans purchased on July 1, 2021 through the acquisition of Fincastle, an $82.0 million loan portfolio acquisition from SmartBank on September 30, 2021, and a $41.9 million decrease in PPP loan balances, comparing the same periods.

At September 30, 2021, total liabilities increased $372.9 million to $1.2 billion compared to $866.0 million at December 31, 2020. The increase was primarily attributable to the acquisition of Fincastle which added total liabilities of $238.0 million in July 1, 2021.  Total deposits increased by $370.1 million, which included $236.3 million in total deposits acquired from Fincastle on July 1, 2021.  Proceeds from PPP loan originations and the receipt of government stimulus checks by customers during 2021 also contributed to the increase in deposits. Noninterest-bearing demand deposits and savings and interest-bearing demand deposits increased $148.3 million and $173.6 million, respectively, while time deposits increased $48.2 million.

Total shareholders’ equity increased $32.0 million to $116.9 million at September 30, 2021, compared to $84.9 million at December 31, 2020. The increase was primarily attributable to the issuance of common stock in the amount of $1.7 million and acquired surplus of $25.4 million in the acquisition of Fincastle. Other notable increases include a $6.2 million increase in retained earnings. This increase was partially offset by a $1.7 million decrease in accumulated other comprehensive income. Tangible common equity totaled $112.7 million at the end of the third quarter, an increase of 33% compared to $84.9 million at December 31, 2020. The Company's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans, net of the allowance for loan losses, increased $194.5 million to $817.0 million at September 30, 2021, compared to $622.4 million at December 31, 2020.  Construction loans increased by $17.8 million. Commercial real estate loans and residential real estate loans also increased by $115.8 million and $58 thousand, respectively during the first nine months of 2021. Commercial and industrial loans decreased by $4.2 million during the first nine months of 2021.  The decrease in commercial and industrial loans was a result of $41.2 million decrease in PPP loans during the first nine months of 2021.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $7 thousand at September 30, 2021, compared to $302 thousand at December 31, 2020. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential, and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $2.2 million and $6.7 million at September 30, 2021 and December 31, 2020, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status, and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $1.7 million in loans classified as TDRs as of September 30, 2021 and $6.0 million as of December 31, 2020.

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank had $1.8 million in assets classified as OREO at September 30, 2021.  The Bank did not have any assets classified as OREO at December 31, 2020.

Non-performing assets totaled $4.0 million and $6.7 million at September 30, 2021 and December 31, 2020, representing approximately 0.30% and 0.71% of total assets, respectively. Non-performing assets consisted of OREO and non-accrual loans at September 30, 2021.  Non-performing assets consisted only of non-accrual loans at December 31, 2020.  The decrease in non-accrual loans was primarily attributable to the resolution of a $4.3 million loan that was partially charged-off.  This decrease was partially offset by $2.0 million of nonperforming assets acquired from the Bank of Fincastle, including $1.8 million in properties formerly classified as bank premises by the Bank of Fincastle which are now classified as held for sale.

At September 30, 2021, 4% of non-performing assets were commercial real estate loans, 3% were construction loans, 38% were commercial and industrial loans, and 12% were residential real estate loans.  Additionally, 43% was related to properties acquired from the Bank of Fincastle which will not be used in the Company's operations and are classified as held for sale.  Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $319 thousand and $1.4 million at September 30, 2021 and December 31, 2020, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing totaled $7 thousand at September 30, 2021. Loans that were greater than 90 days past due and still accruing totaled $302 thousand at December 31, 2020.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $5.4 million at September 30, 2021 and $7.5 million December 31, 2020, representing 0.66% and 1.19% of total loans, respectively. For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.

Recoveries of loan losses of $25 thousand, $97 thousand, $813 thousand, and $81 thousand were recorded in the construction and land development, 1-4 family residential, other real estate, and commercial and industrial loan classes, respectively, during the nine months ended September 30, 2021.  The recovery of loan losses in the construction and land development and 1-4 family residential loan classes resulted primarily from decreases in the general reserves. The decrease in the general reserve for the construction and land development loan class resulted primarily from adjustments to qualitative factors for improvements in asset quality and economic conditions. The decrease in the general reserve for the 1-4 family residential loan class resulted primarily from improvements in the historical loss rate and an adjustment to qualitative factors for improvements in economic conditions. The recovery of loan losses in the other real estate loan category resulted primarily from a decrease in the specific reserve, which was partially offset by charge-offs on loans. The decrease in the specific reserve resulted from the resolution of a previously impaired loan for which a specific reserve was calculated. The recovery of loan losses in the commercial and industrial loan category resulted primarily from a decrease in the specific reserve. The decrease in the specific reserve resulted from a decrease in a reserve on a loan evaluated in a prior period. These recoveries were partially offset by provision for loan losses of $16 thousand in the consumer and other loan class. For more detailed information regarding the (recovery of) provision for loan losses, see Note 4 to the Consolidated Financial Statements.

Impaired loans totaled $2.2 million and $6.7 million at September 30, 2021 and December 31, 2020, respectively. The related allowance for loan losses provided for these loans totaled $84 thousand and $2.2 million at September 30, 2021 and December 31, 2020. The average recorded investment in impaired loans during the nine months ended September 30, 2021 and the year ended December 31, 2020 was $5.4 million and $3.9 million, respectively. Included in the impaired loans total are loans classified as TDRs totaling $1.7 million and $6.0 million at September 30, 2021 and December 31, 2020. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of September 30, 2021, none of these TDRs were performing under the restructured terms and all were considered non-performing assets.

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

COVID-19 Pandemic Impact on Asset Quality

The Bank anticipated the pandemic to have an unfavorable impact on the financial condition of many of its customers, and as a result, identified the related credit risk within its loan portfolio throughout 2020 and the first half of 2021, with the goal of mitigating the risk and minimizing potential loan charge-offs. In keeping with guidance from regulators, the Company worked with certain COVID-19 affected borrowers to reduce their loan payments by modifying the loan agreements to allow for interest only payments. These loans were not considered TDRs because they were modified in accordance with relief provisions of the CARES Act. The loan modification periods ranged from 6 months to 24 months and were intended to provide payment relief to borrowers over the period of time that COVID-19 is expected to continue to negatively affect the profitability of the borrowers’ businesses. Although the modified loan payments have been made as agreed and interest income has been recognized by the Company, should the borrowers be negatively affected by COVID-19 for a period of time that extends beyond the loan modification periods, it’s possible the borrowers may not be able to resume regular principal and interest payments in future periods and the Company may no longer be able to accrue interest income on the loans.   The extent of asset quality deterioration that could result from these modified loans may be impacted by the continuation of customers' business interruptions beyond the modification periods.

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

Securities at September 30, 2021 totaled $278.5 million, an increase of $122.2 million, or 78.0%, from $156.3 million at December 31, 2020. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of September 30, 2021, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $2.8 million and $4.0 million at September 30, 2021 and December 31, 2020, respectively. Gross unrealized losses in the available for sale portfolio totaled $1.7 million and $82 thousand at September 30, 2021 and December 31, 2020, respectively. Gross unrealized gains in the held to maturity portfolio totaled $218 thousand and $509 thousand at September 30, 2021 and December 31, 2020, respectively.  Gross unrealized losses in the held to maturity portfolio totaled $2 thousand at September 30, 2021  There were no gross unrealized losses in the held to maturity portfolio at December 31, 2020. Investments in an unrealized loss position were considered temporarily impaired at September 30, 2021 and December 31, 2020. The change in the unrealized gains and losses of investment securities from December 31, 2020 to September 30, 2021 was related to changes in market interest rates and was not related to credit concerns of the issuers.

Deposits

At September 30, 2021, deposits totaled $1.2 billion, an increase of $370.1 million, from $842.5 million at December 31, 2020. There was a slight change in the deposit mix when comparing the periods. At September 30, 2021, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 34%, 54%, and 12% of total deposits, respectively, compared to 31%, 57%, and 12% at December 31, 2020.

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

At September 30, 2021, cash, interest-bearing and noninterest-bearing deposits with banks, securities, and loans maturing within one year totaled $274.5 million. At September 30, 2021, 9.0% or $74.0 million of the loan portfolio matured within one year. Non-deposit sources of available funds totaled $239.0 million at September 30, 2021, which included $159.4 million of secured funds available from Federal Home Loan Bank of Atlanta (FHLB), $24.6 million of secured funds available through the Federal Reserve Discount Window, and $51.0 million of unsecured federal funds lines of credit with other correspondent banks.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer was phased-in over four years and, as fully implemented effective January 1, 2019, requires a buffer of 2.5% of risk-weighted assets. This results in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of September 30, 2021 and December 31, 2020, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at September 30, 2021:

First Bank
Total capital to risk-weighted assets	14.42%
Tier 1 capital to risk-weighted assets	13.81%
Common equity Tier 1 capital to risk-weighted assets	13.81%
Tier 1 capital to average assets	9.22%
Capital conservation buffer ratio(1)	6.42%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of September 30, 2021 and December 31, 2020.

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

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The CARES Act temporarily lowered the tier 1 leverage ratio requirement to 8% until December 31, 2020. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the "well-capitalized" ratio requirements under the prompt corrective action regulations and will not be required to report or calculate risk-based capital. Although, the Company did not opt into the CBLR framework at September 30, 2021, it may opt into the CBLR framework in a future quarterly period.

During the fourth quarter of 2019, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company may repurchase up to $5.0 million of the Company’s outstanding common stock through December 31, 2020. During 2020, the Company repurchased and retired 129,035 shares at an average price paid per share of $16.05, for a total of $2.1 million. The Company has not authorized another stock repurchase plan as of September 30, 2021.

The Company’s capital resources may be affected by the Company’s acquisition of Fincastle, which was completed on July 1, 2021. Fincastle shareholders received aggregate merger consideration of $6.8 million in cash and 1,348,065 shares of the Company’s common stock.

The acquisition of Fincastle resulted in goodwill and other intangible assets that were excluded from the regulatory capital of First Bank. The addition of goodwill and other intangible assets did not result in a decrease in First Bank’s regulatory capital ratios. For the three-month and nine-month periods ended September 30, 2021, the Company recorded merger related expenses of $1.3 million and $2.0 million, respectively, in connection with the acquisition of Fincastle. The Company estimates that it will incur aggregate merger related costs of $3.4 million, with the remaining $1.4 million expected to be recorded throughout the fourth quarter of 2021 and the first quarter of 2022. First Bank remained well-capitalized at September 30, 2021.

COVID-19 Pandemic Impact on Capital Resources

The Company will continue to update its enterprise risk assessment and capital plan as the operating environment develops. As a result of its risk assessments and capital planning, the Company issued $5.0 million of subordinated debt in June 2020, primarily to further strengthen holding company liquidity and remain a source of strength for the Bank in the event of a severe economic downturn. The Company may also use the proceeds of the issuance for general corporate purposes, including the potential repayment of the Company’s existing subordinated debt, which became callable on a quarterly basis beginning in January 2021. The Company’s stock repurchase plan remained suspended during the second, third and fourth quarters of 2020 and ended on December 31, 2020. The Company has not authorized another stock repurchase plan due to the potential impact of the pandemic on the economy and the Bank’s customers. The capital planning process also included consideration of whether to continue the Company’s cash dividend payments to common shareholders. The Company declared and paid a $0.12 per share dividend during the first quarter of 2021, which was a 9% increase over the prior quarter.  The Company declared and paid another $0.12 per share dividend during the second and third quarters of 2021.

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

Commitments to extend credit, which amounted to $114.0 million at September 30, 2021, and $149.8 million at December 31, 2020, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At September 30, 2021 and December 31, 2020, the Bank had $14.5 million and $10.7 million in outstanding standby letters of credit, respectively.

At September 30, 2021, the Bank had $6.8 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest. The cash flow hedges end and the junior subordinated debt matures between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At September 30, 2021, the cash flow hedges had a fair value of $990 thousand, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive (loss) income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 16 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

The Company completed the acquisition of Fincastle on July 1, 2021.   The conversion of Fincastle’s loan and deposit systems was completed in October 2021. The integration of Fincastle's legacy systems and processes does not have a material effect on our internal control over financial reporting.

The Company completed the acquisition of the SmartBank loan portfolio and certain fixed assets on September 30, 2021.   There were no system conversions required as part of this acquisition. The integration of the SmartBank loan portfolio and certain fixed assets does not have a material effect on our internal control over financial reporting.

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

On May 7, 2021, Susan Taylor, a purported shareholder of Fincastle, filed a lawsuit in the United States District Court for the Southern District of New York against Fincastle and members of the Fincastle board of directors: Taylor v. The Bank of Fincastle et al. The lawsuit contained allegations contending, among other things that the registration statement on Form S-4 misstated or failed to disclose certain allegedly material information in violation of federal securities laws. The lawsuit was voluntarily dismissed by the plaintiff on August 20, 2021.

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

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from First National Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	November 15, 2021
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	November 15, 2021
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer