Form 10-K
period 2021-12-31
FIRST NATIONAL CORP /VA/
filed 2022-03-30
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price on June 30, 2021 was $83,326,978.

The number of outstanding shares of common stock as of March 21, 2022 was 6,249,784.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2022 Annual Meeting of Shareholders – Part III

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

•	the ability of the Company and the Bank to realize the anticipated benefits of the Merger, including expected revenue synergies and cost savings that may not be fully realized or realized within the expected time frame;
•	revenues following the Merger that may be lower than expected;
•	customer and employee relationships and business operations may be impacted by disruptions caused by the Merger;
•	the effects of the COVID-19 pandemic, including its potential adverse effect on economic conditions and the Company's employees, customers, credit quality, and financial performance;
•	general business conditions, as well as conditions within the financial markets;
•	general economic conditions, including unemployment levels, inflation and slowdowns in economic growth;
•	the Company’s branch and market expansions, technology initiatives and other strategic initiatives;
•	the impact of competition from banks and non-banks, including financial technology companies (Fintech);
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

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Company’s customers’ ability to repay loans;
•	geopolitical conditions, including acts or threats of terrorism, international hostilities, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad; and
•	other factors identified in Item 1A, “Risk Factors”, below.

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

General

First National Corporation (the Company) is a bank holding company incorporated under Virginia law on September 7, 1983. The Company owns all of the stock of its primary operating subsidiary, First Bank (the Bank), which is a commercial bank chartered under Virginia law. The Company’s subsidiaries are:

•	First Bank (the Bank). The Bank owns:
•	First Bank Financial Services, Inc.
•	Shen-Valley Land Holdings, LLC
•	Bank of Fincastle Services, Inc.
•	ESF, LLC
•	First National (VA) Statutory Trust II (Trust II)
•	First National (VA) Statutory Trust III (Trust III and, together with Trust II, the Trusts)

First Bank Financial Services, Inc. invests in entities that provide title insurance and investment services. Shen-Valley Land Holdings, LLC and ESF, LLC were formed to hold other real estate owned and future office sites. Bank of Fincastle Services, Inc. owns an entity that provides mortgage services.  The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities, and are not included in the Company’s consolidated financial statements in accordance with authoritative accounting guidance because management has determined that the Trusts qualify as variable interest entities.

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

On July 1, 2021, the Company completed the acquisition of The Bank of Fincastle (Fincastle) for an aggregate purchase price of $33.8 million of cash and stock. On September 30, 2021, the Bank acquired $82.0 million of loans and certain fixed assets from SmartBank related to their Richmond area branch. The Bank purchased the fixed assets for an amount equal to SmartBank’s book value. Additional information about these acquisitions is presented in Note 25.

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

Products and Services

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley, the Roanoke Valley, central regions of Virginia, and the city of Richmond. Within this market area, there are diverse types of industry including medical and professional services, manufacturing, retail, warehousing, Federal government, hospitality, and higher education.  The Bank’s products and services are delivered through 20 bank branch offices, a loan production office and a customer service center in a retirement village.  For the location and general character of each of these offices, see Item 2 of this Form 10-K. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.

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

The Company believes its competitive advantages include long-term customer relationships, local management and directors, a commitment to excellent customer service, dedicated and loyal employees, and the support of and involvement in the communities that the Company serves. The Company focuses on providing products and services to individuals, small to medium-sized businesses, non-profit organizations, and local governmental entities within its communities. The Company’s primary operating subsidiary, First Bank, generally has a strong deposit share of the markets it serves. According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2021, the Bank was ranked third overall in its market area with 12.37% of its total deposit market.

No material part of the business of the Company is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the business of the Company.

Employees

At December 31, 2021, the Bank employed a total of 210 full-time equivalent employees. The Company considers relations with its employees to be excellent.

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

The minimum capital level requirements applicable to the Bank under the rules are as follows: a common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements of 2.5% of risk-weighted assets. This resulted in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of December 31, 2021 and December 31, 2020, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at December 31, 2021:

First Bank
Total capital to risk-weighted assets	14.76%
Tier 1 capital to risk-weighted assets	14.09%
Common equity Tier 1 capital to risk-weighted assets	14.09%
Tier 1 capital to average assets	8.82%
Capital conservation buffer ratio(1)	6.76%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Bank’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of December 31, 2021 and December 31, 2020.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel 4”). Among other things, these standards revised the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provided a new standardized approach for operational risk capital. Under the proposed framework, these standards are to become effective on January 1, 2023, with an aggregate output floor phasing-in through January 1, 2028. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel 4 on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.

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

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio greater than 9%, have less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The Coronavirus Aid, Relief and Economic Security (CARES) Act temporarily lowered the tier 1 leverage ratio requirement to 8% until December 31, 2020. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the "well-capitalized" ratio requirements under the prompt corrective action regulations and will not be required to report or calculate risk-based capital. Although the Bank has not opted into the CBLR framework, it may opt into the CBLR framework in a future quarterly period. For further discussion regarding the CARES Act, see "CARES Act" below.

DepositInsurance. Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (the DIF) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The deposit insurance assessment base is based on average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%.

FDIC deposit insurance assessments for insured institutions with less than $10 billion in assets that have been FDIC insured for at least five years (established small banks) are calculated based on risk-based assessments using examination rulings and financial modeling to better capture the risk that an established small bank poses to the DIF and to ensure that institutions that take on greater risks have higher assessments.

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

Prompt Corrective Action. Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of “well capitalized” as of December 31, 2021.

Community Reinvestment Act. The Bank is subject to the requirements of the CRA. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low and moderate income neighborhoods. If the Bank receives a rating from the Federal Reserve of less than "satisfactory" under the CRA, restrictions on operating activities could be imposed. In 2021, the most recent notification from the Federal Reserve, the Bank received a "satisfactory" CRA rating.

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

In November 2021, the federal banking agencies approved a final rule that would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” that rises to the level of a “notification incident”, among other things, the rule also requires bank service providers to notify their banking organization customers as soon as possible after becoming aware of similar incidents.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2021, the Company had not been made aware of any instances of non-compliance with the guidance.

CARES Act. In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. Among other things, the CARES Act included the following provisions impacting financial institutions:

•

Community Bank Leverage Ratio. The CARES Act directed federal bank regulators to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In October 2020, the federal bank regulators issued two interim final rules implementing this directive. The interim final rules provide that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. The leverage ratio requirement increases to 8.5% effective January 1, 2021 and 9% effective January 1, 2022.  The final rules also established a two-quarter grace period for qualifying community banking organizations who fail to meet the qualifying criteria, including the leverage ratio, so long as the banking organization maintains a leverage ratio of 7% or greater effective the second quarter of 2020, 7.5% effective January 1, 2021, and 9 % effective January 1, 2022.

•

Temporary Troubled Debt Restructurings (TDR) Relief. The CARES Act allowed banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking regulators are required to defer to the determination of the banks making such suspension.  The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extended this temporary relief until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.

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

Risks Related to our Lending Activities and Economic Conditions

Our business is subject to various lending and other economic risks that could adversely affect our results of operations and financial condition.

Deterioration in economic conditions could adversely affect our business. Our business is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies; and inflation, all of which are beyond our control. A deterioration in economic conditions, in particular a prolonged economic slowdown within our geographic region or a broader disruption in the economy, including as a result of a pandemic or other widespread public health emergency, could result in the following consequences, any of which could hurt our business materially: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in demand for our products and services; a deterioration in the value of collateral for loans made by our various business segments; and changes in the fair value of financial instruments held by the Company or its subsidiaries.

Adverse changes in economic conditions in our market areas or adverse conditions in an industry on which a local market in which we do business is dependent could adversely affect our results of operations and financial condition.

We provide full-service banking and other financial services throughout the Company’s market areas, which include the Shenandoah Valley, Roanoke Valley, Richmond, and central regions of Virginia. Our loan and deposit activities are directly affected by, and our financial success depends on, economic conditions within these markets, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market depends could adversely affect such factors as unemployment rates, business formations and expansions and housing market conditions. Adverse developments in any of these factors could result in among other things, a decline in loan demand, a reduction in the number of credit-worthy borrowers seeking loans, an increase in delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of loan collateral, and a decline in the financial condition of borrowers and guarantors, any of which could adversely affect our financial condition or business.

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

Although the Company emphasizes local lending practices, the Company purchases certain loans through a third-party lending program. These portfolios include commercial loans and carry risks associated with the borrower, changes in the economic environment, and the vendor themselves. The Company manages these risks through policies that require minimum credit scores and other underwriting requirements, robust analysis of actual performance versus expected performance, as well as ensuring compliance with the Company's vendor management program. While these policies are designed to manage the risks associated with these loans, there can be no assurance that such measures will be effective in avoiding undue credit losses.

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

Weakness in the secondary residential mortgage loan markets or demand for mortgage loans may adversely affect income.

Our mortgage department contributes to our noninterest income. We generate income from brokered mortgage loans and gains on sales of mortgage loans primarily from loans that we source and/or originate. Interest rates, housing inventory, housing demand, cash buyers, new mortgage lending regulations and other market conditions have a direct effect on loan originations across the industry. In particular, in a rising or higher interest rate environment, sourcing and originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold or brokered to investors. This would result in a decrease in noninterest income. In addition, our results of operations are affected by the amount of noninterest expenses (including for personnel and systems infrastructure) associated with mortgage banking activities. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

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

Risks Related to our Industry

We are subject to interest rate risk and fluctuations in interest rates may negatively affect our financial performance.

Our profitability depends in substantial part on our net interest margin, which is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits and borrowings divided by total interest-earning assets. Changes in interest rates will affect our net interest margin in diverse ways, including the pricing of loans and deposits, the levels of prepayments and asset quality. We are unable to predict actual fluctuations of market interest rates because many factors influencing interest rates, including changes in economic conditions, are beyond our control. We believe that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.  Although the Company does not believe it has significant exposure to changes in interest rates, it could experience pressure on the net interest margin due to intense competition for loans and deposits from both local and national financial institutions, as well as the effect of a continued period of low interest rates on interest income. In addition, the Company could experience net interest margin compression if it is unable to maintain its current level of loans outstanding by continuing to originate new loans or if it experiences a decrease in deposit balances, which would require the Company to seek funding from other sources at higher rates of interest.

We rely substantially on deposits obtained from customers in our target markets to provide liquidity and support growth.

Our business strategies are based on access to funding from local customer deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions that affect savings levels and the amount of liquidity in the economy, including government stimulus efforts in response to economic crises. If our deposit levels fall, we could lose a relatively low-cost source of funding and our interest expense would likely increase as we obtain alternative funding to replace lost deposits. If local customer deposits are not sufficient to fund our normal operations and growth, we will look to outside sources, such as borrowings from the FHLB, which is a secured funding source. Our ability to access borrowings from the FHLB will be dependent upon whether and the extent to which we can provide collateral to secure FHLB borrowings. We may also look to federal funds purchased and brokered deposits, although the use of brokered deposits may be limited or discouraged by our banking regulators. We may also seek to raise funds through the issuance of shares of our common stock, or other equity or equity-related securities, or debt securities including subordinated notes as additional sources of liquidity. If we are unable to access funding sufficient to support our business operations and growth strategies or are unable to access such funding on attractive terms, we may not be able to implement our business strategies which may negatively affect our financial performance.

Consumers may increasingly decide not to use banks to complete their financial transactions, which could have a material adverse impact on our financial condition and operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, general-purpose reloadable prepaid cards, or in other types of assets, including crypto currencies or other digital assets. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the loss of deposits as a lower cost source of funds could have a material adverse effect on our financial condition and results of operations.

Strong competition in our primary market area may limit asset growth and profitability.

We encounter strong competition from other financial institutions in our primary market area. In addition, established financial institutions not already operating in our primary market area may open branches at future dates. In the conduct of certain aspects of our business, we also compete with credit unions, mortgage banking companies, consumer finance companies, insurance companies, real estate companies, Fintech, and other institutions, some of which are not subject to the same degree of regulation or restrictions as are imposed upon us. Many of these competitors have substantially greater resources and lending limits than we have and offer services that we do not provide. In addition, many of these competitors have numerous branch offices located throughout their extended market areas that may provide them with a competitive advantage. Finally, these institutions may have differing pricing and underwriting standards, which may adversely affect our company through the loss of business or causing a misalignment in our risk-return relationship. No assurance can be given that such competition will not have an adverse impact on the financial condition and results of operations.

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

Risks Related to Operations and Technology

The Company’s risk-management framework may not be effective in mitigating risk and loss.

The Company maintains an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that it faces. These risks include interest rate, credit, liquidity, operations, reputation, compliance, and litigation. While the Company assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate all risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company’s risk-management program, or if its controls break down, the Company’s results of operations and financial condition may be adversely affected.

Security breaches and other disruptions could compromise our information and expose us to liability or result in the loss of money, which could damage our reputation and our business.

We rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. While we have policies and procedures designed to prevent or limit the effect of a possible security breach, our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses, or other malicious code, and other events that could have a security impact. To date, the Company has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but the Company’s systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Company and its customers. If one or more such events occur, this potentially could jeopardize our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our or our customers’ operations or result in the loss of money. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

Third parties provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company has selected these third-party vendors carefully, it does not control their actions. Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties affect the vendor’s ability to serve the Company. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.

Our business is technology dependent, and an inability to successfully implement technological improvements may adversely affect our ability to be competitive and our results of operations and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products, systems and services, which may require substantial initial investment to be implemented, including the cost of modifying or adapting existing products, systems and services. The Company invests in new technology to enhance customer service, and to increase efficiency and reduce operating costs. Our future success will depend in part upon our ability to create synergies in our operations through the use of technology and to facilitate the ability of customers to engage in financial transactions in a manner that enhances the customer experience. We cannot give any assurance that technological improvements will increase operational efficiency or that we will be able to effectively implement new technology-driven products, systems and services or be successful in marketing new products and services to our customers. A failure to maintain or enhance a competitive position with respect to technology, whether because of a failure to anticipate customer expectations, substantially fewer resources to invest in technological improvements than larger competitors, or because our technological developments fail to perform as desired or are not implemented in a timely manner, could result in higher operating costs, decreased customer satisfaction, and lower market share. An inability to effectively implement new technology and realize operational efficiencies could result in the loss of initial investments in such projects and higher operating costs. Either of these outcomes could have a material adverse impact on our financial condition and results of operations.

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

Our senior officers have considerable experience in the banking industry and related financial services and are extremely valuable and would be difficult to replace. The loss of the services of these officers could have a material adverse effect upon future prospects. Although we believe the Company has excellent employee relations and provides competitive compensation to its senior officers, we cannot offer any assurance that they and other key employees will remain employed by us. The unexpected loss of services of one or more of these key employees could have a material adverse effect on operations and possibly result in reduced revenues or increased expenses.

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

Difficulties in combining the operations of new or acquired bank branches, loan production offices or entities with the Company’s own operations may prevent the Company from achieving the expected benefits from acquisitions.

The Company may not be able to achieve fully the strategic objectives and operating efficiencies expected in opening a new branch or loan production office (LPO) or through an acquisition. Inherent uncertainties exist in integrating the operations of a new or acquired entity or acquired branches or LPO's. In addition, the markets and industries in which the Company and its potential new office locations or acquisition targets operate may be highly competitive. The Company may lose customers or the customers of acquired entities as a result of an acquisition; the Company may lose key personnel, either from the acquired entity or from itself; and the Company may not be able to control the incremental increase in noninterest expense arising from a new office location or acquisition in a manner that improves its overall operating efficiencies. These factors could contribute to the Company’s not achieving the expected benefits from its new branch or LPO locations or acquisitions within desired time frames, or at all. Future business acquisitions could be material to the Company, and it may issue additional shares of common stock to support those acquisitions, which would dilute current shareholders’ ownership interests. Acquisitions could also require the Company to use substantial cash or other liquid assets or to incur debt; the Company could therefore become more susceptible to economic downturns and competitive pressures.

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

As the Company continues to implement its growth strategy by opening new branches or acquiring branches or banks, it expects to incur increased personnel, occupancy, and other operating expenses. In the case of new branches, the Company must absorb those higher expenses while it begins to generate new deposits. In the case of acquired branches, the Company must absorb higher expenses while it begins deploying the newly assumed deposit liabilities. With either new branches opened, or branches acquired, there would be a time lag involved in deploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, the Company’s plans to expand could depress earnings in the short run, even if it efficiently executes a branching strategy leading to long-term financial benefits.

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

Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud, and to operate successfully as a public company. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of the Company’s ongoing monitoring of internal controls, it may discover material weaknesses or significant deficiencies in its internal controls that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

The Company or any of its subsidiaries is a defendant from time to time in a variety of litigation and other actions.

The Company or any of its subsidiaries may be involved from time to time in a variety of litigation arising out of its business, and the Company operates in a legal and regulatory environment that exposes it to potential significant litigation risk. The Company’s insurance may not cover all claims that may be asserted against it in legal or administrative actions or costs that it may incur defending such actions, and any claims asserted against it, regardless of merit or eventual outcome, may harm the Company’s reputation. Should the ultimate judgments or settlements and/or costs incurred in any litigation exceed any applicable insurance coverage, they could have a material adverse effect on the Company’s financial condition and results of operation for any period.

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

The operational functions of business counterparties over which the Company may have limited, or no control may experience disruptions that could adversely impact the Company.

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

Severe weather, pandemics, natural disasters, and other environmental risks, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, cause economic or market uncertainty, negatively impact consumer confidence, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Risks Related to the COVID-19 Pandemic

The Company’s results of operations and financial condition may be adversely affected by the COVID-19 pandemic.

The outbreak of the COVID-19 pandemic, the widespread government response and the impact on consumers and businesses have caused significant disruption in the United States and international economies and financial markets and may have had or may have a significant impact on consumers and businesses in our market area and the operations and financial performance of the Company. Governments, businesses and the public initially responded to the pandemic in ways that resulted in a significant disruption of economic activity, and the businesses of many of our customers have been adversely impacted, which could result in adverse impacts on our results of operations.

Although the scope, duration and full effects of the pandemic are evolving and cannot be fully known at this time, consequences of the pandemic have included and may include further market volatility, lower interest rates, disrupted trade and supply chains, increased unemployment, rising prices, inflation and reduced economic activity. The period of recovery from the negative economic effects of the pandemic cannot be predicted and may be protracted. The effects of the pandemic on our borrowers has been mitigated by loan payment deferral programs and government stimulus or relief efforts, such as the PPP. However, as these programs have largely ended, signs of credit deterioration that were masked or obscured may emerge, and the Company can give no assurance that loan performance or net charge-offs will continue at the levels experienced in 2021 and 2020.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration and severity of the COVID-19 pandemic, the acceptance and continued effectiveness of vaccines and treatments for COVID-19, the effects of the pandemic on our customers and vendors, the short- and long-term health impacts of the pandemic, and how quickly and to what extent normal economic and operating conditions can resume. If the severity of the COVID-19 pandemic worsens, additional actions may be taken by federal, state, and local governments, or public behavior may change in response to evolving circumstances, to mitigate its effects. There can be no assurance that any efforts by the Company to address the adverse impacts of the COVID-19 pandemic will be effective. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of changes in the behavior of customers, businesses and their employees. Furthermore, the financial condition of our customers and vendors may be adversely impacted, which may result in an elevated level of loan losses, a decrease in demand for our products and services, or reduced availability of services provided by third parties on which we rely. Any of these events may, in turn, have a material adverse impact our business, results of operations and financial condition.

Risks Related to the Regulation of the Company

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

Among significant regulatory changes, the Dodd-Frank Act created a new financial consumer protection agency, the CFPB. The CFPB is reshaping the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive consumer finance products or practices, which are directly affecting the business operations of financial institutions offering consumer financial products or services. This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction, financial product or service. Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Company or its subsidiaries by virtue of the adoption of such policies and best practices by the Federal Reserve and the FDIC. Further, the CFPB may include its own examiners in regulatory examinations by the Company’s primary regulators. The total costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Company with respect to its consumer product and service offerings have yet to be determined in their entirety. However, these costs, limitations and restrictions may produce significant, material effects on our business, financial condition and results of operations.

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

The Company is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banking organizations, such as the Bank, that are based on the Basel III regulatory capital reforms. These stricter capital requirements were fully implemented on January 1, 2019. While the Economic Growth Act and recent federal banking regulations established a simplified leverage capital framework for smaller banks, these more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital and adversely affect future growth opportunities. In addition, if the Company fails to meet these minimum capital guidelines and/or other regulatory requirements, the Company’s financial condition could be materially and adversely affected.

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

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (the FASB), the SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also impact the capital levels of the Company and the Bank or require the Company to incur additional personnel or technology costs. Most notably, new guidance on the calculation of credit reserves using current expected credit losses, referred to as CECL, was finalized in June 2016. The standard will be effective for the Company beginning January 1, 2023. To implement the new standard, the Company will incur costs related to data collection and documentation, technology and training. For additional information, see "Recent Accounting Pronouncements" included in Note 1 to the Consolidated Financial Statements included in this Form 10-K. If the Company is required to materially increase the level of the allowance for loan losses or incurs additional expenses to determine the appropriate level of the allowance for loan losses, such changes could adversely affect the Company’s capital levels, financial condition and results of operations.

Changes in tax rates applicable to the Company may cause impairment of deferred tax assets.

The Company determines deferred income taxes using the balance sheet method. Under this method, each asset and liability are examined to determine the difference between its book basis and its tax basis. The difference between the book basis and the tax basis of each asset and liability is multiplied by the Company’s marginal tax rate to determine the net deferred tax asset or liability. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.

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

The Company may be required to transition from the use of the LIBOR index in the future.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one-week and two-month LIBOR offered rates will cease after December 31, 2021, but the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, federal bank regulators have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

Regulators, industry groups, and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., SOFR, as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of any such alternatives may be on the value of LIBOR-based variable-rate loans, as well as LIBOR-based securities, subordinated notes, trust preferred securities, or other securities or financial arrangements. The implementation of a substitute index or indices for the calculation of interest rates under the Company’s loan agreements with borrowers, subordinated notes that it has issued, or other financial arrangements may cause the Company to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have a material adverse effect on the Company’s results of operations.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to environmental, social and governance (ESG) practices may impose additional costs on the Company or expose it to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Increased ESG related compliance costs could result in increases to the Company’s overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact the Company’s reputation, ability to do business with certain partners, and the Company’s stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact the Company’s business.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. Federal and state legislatures and regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. The federal banking agencies have emphasized that climate-related risks are faced by banking organizations of all types and sizes and are in the process of enhancing supervisory expectations regarding banks’ risk management practices. In December 2021, the Office of the Comptroller of the Currency (OCC) published proposed principles for climate risk management by banking organizations with more than $100 billion in assets. The OCC also has appointed its first ever Climate Change Risk Officer and established an internal climate risk implementation committee in order to assist with these initiatives and to support the agency’s efforts to enhance its supervision of climate change risk management.  Similar and even more expansive initiatives are expected, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to the Company, the Company would likely experience increased compliance costs and other compliance-related risks.

The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact the Company’s financial condition and results of operations; however, the physical effects of climate change may also directly impact the Company. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in the Bank’s loan portfolio. Additionally, if insurance obtained by borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to borrowers, the collateral securing loans may be negatively impacted by climate change, which could impact the Company’s financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on customers and impact the communities in which the Company operates. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on the Company’s financial condition and results of operations.

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

The value of publicly traded stocks in the financial services sector can be volatile. The value of the Company’s common stock can also be affected by a variety of factors such as expected results of operations, actual results of operations, actions taken by shareholders, news or expectations based on the performance of others in the financial services industry and expected impacts of a changing regulatory environment. These factors not only impact the value of the Company’s common stock but could also affect the liquidity of the stock given the Company’s size, geographical footprint, and industry.

Future sales of our common stock by shareholders or the perception that those sales could occur may cause our common stock price to decline.

Although our common stock is listed for trading on NASDAQ Capital Market stock exchange, the trading volume in our common stock may be lower than that of other larger financial institutions. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the potential for lower relative trading volume in our common stock, significant sales of the common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of these sales or perceptions.

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

The Company’s Articles of Incorporation and the Virginia Stock Corporation Act contain certain provisions designed to enhance the ability of the Board of Directors to deal with attempts to acquire control of the Company. These provisions and the ability to set the voting rights, preferences, and other terms of any series of outstanding preferred stock and preferred stock that may be issued, may be deemed to have an anti-takeover effect and may discourage takeovers (which certain shareholders may deem to be in their best interest). To the extent that such takeover attempts are discouraged, temporary fluctuations in the market price of the Company’s common stock resulting from actual or rumored takeover attempts may be inhibited. These provisions also could discourage or make more difficult a merger, tender offer, or proxy contest, even though such transactions may be favorable to the interests of shareholders and could potentially adversely affect the market price of the Company’s common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company, through its primary operating subsidiary, First Bank, owns or leases buildings that are used in the normal course of business. The Company’s headquarters is located at 112 West King Street, Strasburg, Virginia. The Bank owns or leases various other offices in the counties and cities in which it operates. At December 31, 2021, the Bank operated 20 branches throughout the Shenandoah Valley, central regions of Virginia, and the Richmond and Roanoke market areas. The Bank also operates a loan production office and a customer service center in a retirement community in the Shenandoah Valley region. The Company’s operations center is in Strasburg, Virginia. All of the Company’s properties are in good operating condition and are adequate for the Company’s present and future needs. See Note 1, “Nature of Banking Activities and Significant Accounting Policies,” Note 6, “Premises and Equipment,” and Note 17, "Lease Commitments," in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information with respect to the amounts at which Bank premises and equipment are carried and commitments under long-term leases.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Shares of the common stock of the Company are traded on the Nasdaq Capital Market stock exchange under the symbol “FXNC.” As of March 18, 2022 the Company had 784 shareholders of record and approximately 918 beneficial owners of shares of common stock.

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2019, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company may have repurchased up to $5.0 million of its outstanding common stock. Repurchases under the plan could have been made through privately negotiated transactions or in the open market in accordance with SEC rules. The Company's Board of Directors authorized the purchase plan through December 31, 2020, unless the entire amount authorized to be repurchased had been acquired before that date. As of December 31, 2020, the Company made aggregate common stock repurchases of 129,035 shares for an aggregate cost of $2.1 million under the purchase plan. The Company has not authorized another stock repurchase plan and there were no purchases of its common stock during the three months ended December 31, 2021.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the financial condition and results of operations of the Company for the years ended December 31, 2021 and 2020 should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in Item 8 of this Form 10-K.

Executive Overview

The Company

First National Corporation (the Company) is the bank holding company of:

•	First Bank (the Bank). The Bank owns:
•	First Bank Financial Services, Inc.
•	Shen-Valley Land Holdings, LLC
•	Bank of Fincastle Services, Inc.
•	ESF, LLC
•	First National (VA) Statutory Trust II (Trust II)
•	First National (VA) Statutory Trust III (Trust III and, together with Trust II, the Trusts)

First Bank Financial Services, Inc. invests in entities that provide title insurance and investment services. Shen-Valley Land Holdings, LLC and ESF, LLC were formed to hold other real estate owned and future office sites. Bank of Fincastle Services, Inc. owns an entity that provides mortgage services.  The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities, and are not included in the Company’s consolidated financial statements in accordance with authoritative accounting guidance because management has determined that the Trusts qualify as variable interest entities.

Products, Services, Customers and Locations

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley, Roanoke Valley, central regions of Virginia, and the Richmond market areas. Within these market areas, there are diverse types of industry including medical and professional services, manufacturing, retail, warehousing, Federal government, hospitality, and higher education.  The Bank’s products and services are delivered through 20 bank branch offices, a loan production office, and a customer service center in a retirement village.  For the location and general character of each of these offices, see Item 2 of this Form 10-K. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.

Revenue Sources and Expense Factors

The primary source of revenue is from net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense and typically represents between 70% and 80% of the Company’s total revenue. Interest income is determined by the amount of interest-earning assets outstanding during the period and the interest rates earned on those assets. The Bank’s interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the interest rates paid. In addition to net interest income, noninterest income is the other source of revenue for the Company. Noninterest income is derived primarily from service charges on deposits, fee income from wealth management services, ATM and check card fees, and brokered mortgage fees.

Primary expense categories are salaries and employee benefits, which comprised 54% of noninterest expenses during 2021, followed by occupancy and equipment expense, which comprised 12% of noninterest expenses. Although the Company recorded a recovery of loan losses in 2021, the provision for loan losses is also typically a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for loan losses.

Overview of Financial Performance and Condition

Net income increased by $1.5 million to $10.4 million, or $1.86 per diluted share, for the year ended December 31, 2021, compared to $8.9 million, or $1.82 per diluted share, for the same period in 2020. Return on average assets was 0.88% and return on average equity was 10.30% for the year ended December 31, 2021, compared to 0.98% and 10.92%, respectively, for the year ended December 31, 2020.

The $1.5 million increase in net income for the year ended December 31, 2021 resulted primarily from a $5.4 million increase in net interest income, a $3.7 million decrease in provision for loan losses and a $1.9 million, or 24%, increase in noninterest income, compared to the same period of 2020. These favorable variances were partially offset by an $8.9 million, or 38%, increase in noninterest expense and a $537 thousand increase in income tax expense.

Net interest income increased $5.4 million for the year ended December 31, 2021 from a $4.3 million increase in total interest income and a $1.1 million decrease in total interest expense, compared to the same period of 2020. Although the net interest margin decreased by 37-basis points to 3.13%, net interest income increased as the impact of the lower net interest margin was offset by a $274.0 million, or 32%, increase in average earning assets, a $1.3 million increase in accretion of deferred PPP loan income, net of origination costs, and $408 thousand of accretion of loan discounts, net of premium amortization, on acquired loans.  Total interest expense decreased by $1.1 million, or 32%, primarily from a decrease in interest expense on deposits as the Bank lowered interest rates paid on deposit accounts. The merger of The Bank of Fincastle with and into First Bank on July 1, 2021 contributed to the increase in average earning assets.

The provision for loan losses decreased $3.7 million, which resulted from $650 thousand of recovery of loan losses in 2021 and provision for loan losses of $3.0 million in 2020. The allowance for loan losses totaled $5.7 million, or 0.69% of total loans at December 31, 2021, compared to $7.5 million, or 1.19% of total loans at December 31, 2020. The specific reserve decreased $2.2 million, which was partially offset by a $392 thousand increase in the general reserve. Net charge-offs totaled $1.1 million in 2021 and $449 thousand in 2020.

Noninterest income increased $1.9 million, primarily from increases in ATM and check card fees, wealth management fees, fees for other customer services and other operating income.  The merger with Fincastle contributed to increases in all noninterest income categories, except for wealth management fees.

Noninterest expense increased $8.9 million, primarily from the addition of employees, customers and branch offices through the merger of The Bank of Fincastle with and into First Bank on July 1, 2021, and from merger related expenses that totaled $3.5 million during the year. Several noninterest expense categories increased as a result of the merger. The $3.5 million of merger related expenses contributed to the increases in salaries and employee benefits, marketing, supplies, legal and professional fees, data processing, and other operating expense.

The following is selected financial data for the Company for the years ended December 31, 2021 and 2020. This information has been derived from audited financial information included in Item 8 of this Form 10-K (in thousands, except ratios and per share amounts).

As of and for the years ended December 31,
	2021	2020
Results of Operations
Interest and dividend income	$37,144	$32,851
Interest expense	2,304	3,383
Net interest income	34,840	29,468
Provision for loan losses	(650)	3,000
Net interest income after provision for loan losses	35,490	26,468
Noninterest income	10,172	8,225
Noninterest expense	32,717	23,786
Income before income taxes	12,945	10,907
Income tax expense	2,586	2,049
Net income	$10,359	$8,858
Key Performance Ratios
Return on average assets	0.88%	0.98%
Return on average equity	10.30%	10.92%
Net interest margin (1)	3.13%	3.50%
Efficiency ratio (1)	64.44%	62.52%
Dividend payout	25.69%	24.23%
Equity to assets	8.42%	8.93%
Per Common Share Data
Net income, basic	$1.87	$1.82
Net income, diluted	1.86	1.82
Cash dividends	0.48	0.44
Book value at period end	18.28	17.47
Financial Condition
Assets	$1,389,437	$950,932
Loans, net	819,408	622,429
Securities	324,749	156,334
Deposits	1,248,752	842,461
Shareholders’ equity	117,039	84,916
Average shares outstanding, diluted	5,559	4,880
Capital Ratios (2)
Leverage	8.82%	8.80%
Risk-based capital ratios:
Common equity Tier 1 capital	14.09%	14.57%
Tier 1 capital	14.09%	14.57%
Total capital	14.76%	15.82%

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

For a more detailed discussion of the Company's annual performance, see "Net Interest Income,” “Provision for Loan Losses,” "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Acquisition of The Bank of Fincastle

On July 1, 2021, the Company completed the acquisition of The Bank of Fincastle for an aggregate purchase price of $33.8 million of cash and stock. The Company paid cash consideration of $6.8 million and issued 1,348,065 shares of its common stock to the shareholders of Fincastle. Upon completion of the transaction, Fincastle was merged with and into First Bank. At the time of closing of the acquisition, The Bank of Fincastle had six bank branch offices operating in the Roanoke Valley region of Virginia and reported total assets of $267.9 million, total loans of $194.5 million and total deposits of $236.3 million.  For the year ended December 31, 2021, the Company recorded merger related expenses of $3.4 million in connection with the acquisition of Fincastle. The Company estimates that it will incur an additional $20 thousand of merger related expenses in the first and second quarters of 2022.  After the merger, the former Fincastle branches continued to operate as The Bank of Fincastle, a division of First Bank, until the systems were converted on October 16, 2021. All branch offices were operating as First Bank as of December 31, 2021.

Purchased performing loans were recorded at fair value, including a credit discount. The fair value discount will be accreted as an adjustment to yield over the estimated lives of the loans. A provision for loan losses on the purchased loans is expected in future periods as the accretion decreases the fair value discount amount.  A provision may also be required for any deterioration in these loans in future periods. The Company expects cost savings to be realized as Fincastle's operations are fully integrated during 2022.

Acquisition of SmartBank Loan Portfolio

On September 30, 2021, the Bank acquired $82.0 million of loans and certain fixed assets from SmartBank related to its Richmond area branch, located in Glen Allen, Virginia. First Bank paid cash consideration of $83.7 million for the loans and fixed assets.  Additionally, an experienced team of bankers based out of the SmartBank location have transitioned to become employees of First Bank.  First Bank did not assume any deposit liabilities from SmartBank in connection with the transaction, and SmartBank closed their branch operation on December 31, 2021. First Bank assumed the facility lease at the branch on December 31, 2021 and now operates a loan production office in the location of the former SmartBank branch. First Bank’s assumption of the lease and acquisition of the remaining branch assets was completed in the fourth quarter of 2021. The Company incurred expenses totaling $101 thousand related to the acquisition of loans and fixed assets of SmartBank in the fourth quarter of 2021.

Purchased performing loans were recorded at fair value, including a credit discount. The fair value discount will be accreted as an adjustment to yield over the estimated lives of the loans. A provision for loan losses may be required as fair value discounts accrete to lower amounts than the required reserves for purchased loans and for any deterioration in these loans in future periods.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense, excluding OREO expense, amortization of intangibles, merger expenses, and gains/(losses) on disposal of premises and equipment, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding securities gains. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands).

	Efficiency Ratio
	2021	2020
Noninterest expense	$32,732	$23,815
Subtract: other real estate owned expense, net	(26)	—
Subtract: amortization of intangibles	(28)	(151)
Subtract: merger related expenses	(3,514)	—
	$29,164	$23,664
Tax-equivalent net interest income	$35,120	$29,666
Noninterest income	10,172	8,225
Subtract: securities gains, net	(37)	(40)
	$45,255	$37,851
Efficiency ratio	64.44%	62.52%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	2021	2020
GAAP measures:
Interest income - loans	$32,797	$29,497
Interest income - investments and other	4,347	3,354
Interest expense - deposits	(1,415)	(2,589)
Interest expense – subordinated debt	(619)	(501)
Interest expense – junior subordinated debt	(270)	(293)
Total net interest income	$34,840	$29,468
Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$32	$34
Tax benefit realized on non-taxable interest income - municipal securities	248	164
Total tax benefit realized on non-taxable interest income	$280	$198
Total tax-equivalent net interest income	$35,120	$29,666

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

Loans Acquired in a Business Combination

Acquired loans are classified as either (i) purchased credit-impaired (PCI) loans or (ii) purchased performing loans and are recorded at fair value on the date of acquisition. PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair value, PCI loans may be evaluated individually or may be aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference.” Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the “accretable yield” and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. There were no acquired loans classified as PCI in the acquisition of Fincastle and the SmartBank loan portfolio acquisition during the third quarter of 2021.

Purchased performing loans are those for which there is no evidence of credit deterioration.  When determining fair value for purchased performing loans acquired from the Bank of Fincastle and SmartBank during 2021, First Bank evaluated the loans individually and they were initially recorded at fair value on the date of the acquisitions.  Overall, there were net discounts recorded for the acquired loans, which are being accreted into income over the life of the loans through interest and fees on loans.  The Bank calculates a required allowance for loan loss for each purchased performing loan on a quarterly basis.  Provision for loan losses are recorded for purchased performing loans for the amount of the required allowance for loan losses that exceeds the unaccreted discount.

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

Lending Policies

General

In an effort to manage risk, the Bank’s loan policy gives loan amount approval limits to individual loan officers based on their position within the Bank and level of experience. The Management Loan Committee can approve new loans up to the Bank's legal lending limit. The Board Loan Committee reviews all loans greater than $1.0 million. The Board Loan Committee currently consists of six directors, five of which are non-management directors. The Board Loan Committee approves the Bank’s Loan Policy and reviews risk management reports, including watch list reports, concentrations of credit, policy exceptions, and risk grade migration. The Board Loan Committee meets at least two times per quarter and the Chairman of the Committee then reports to the Board of Directors.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At December 31, 2021, commitments to extend credit, stand-by letters of credit, and rate lock commitments totaled $185.0 million.

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

Results of Operations

General

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings, subordinated debt, and junior subordinated debt. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The provision for loan losses, noninterest income, noninterest expense and income tax expense are the other components that determine net income. Noninterest income and expense primarily consists of income from service charges on deposit accounts, ATM and check card income, revenue from wealth management services, revenue from other customer services, income from bank owned life insurance, general and administrative expenses and amortization expense.

Net Interest Income

For the year ended December 31, 2021, net interest income increased $5.4 million, or 18%, to $34.8 million for the year ended December 31, 2021, compared to net interest income of $29.5 million for the prior year. The increase in net interest income was primarily attributable to a $274.0 million, or 32%, increase in average earnings assets, which was partially offset by a 37-basis point decrease in the net interest margin to 3.13%. The acquisition of The Bank of Fincastle on July 1, 2021 and an increase in average deposit balances resulted in growth of average earning assets. The decrease in the net interest margin was attributable to decreases in earning asset yields and a change in the composition of average earning assets. Average loans, which was the highest yielding category, decreased to 64% of average earning assets for the year ended December 31, 2021, compared to 69% for the same period of 2020. Although average loans increased $88.8 million, increases in lower yielding asset categories also experienced growth, as average securities increased $81.3 million and Federal funds sold and interest-bearing deposits in other banks combined increased $103.9 million.

Interest income increased $4.3 million during 2021. The higher amount of total interest and dividend income resulted from increases in both interest and fees on loans and interest on securities. Interest and fees on loans increased $3.3 million, or 11%, from a 14% increase in average loan balances, which was partially offset by a 12-basis point decrease in the yield on total loans to 4.61%. Accretion on deferred PPP fee income, net of costs, was included in interest and fees on loans, which totaled $2.0 million for the year ended December 31, 2021, compared to $824 thousand in the prior year. The total amount of deferred PPP income, net of origination costs, not yet recognized through interest and fees on loans totaled $367 thousand at December 31, 2021.  As a result, the Bank expects accretion of deferred PPP income, net of origination costs, to decrease significantly in future periods, when compared to income recognized in 2021 and 2020.  Accretion of loan discounts, net of premium amortization, on acquired loans was also included in interest and fees on loans and totaled $408 thousand for the year ended December 31, 2021. There was no accretion or amortization of discounts or premiums on acquired loans during 2020. Interest and dividends on securities increased $960 thousand, or 30%, during 2021 from a 57% increase in average securities balances, which was partially offset by a 39-basis point decrease in the yield on total securities to 1.96%.

Total interest expense decreased by $1.1 million, or 32%, to $2.3 million, primarily from interest expense on deposits, which decreased $1.2 million, or 45%, from a 26-basis point decrease in the cost of interest-bearing deposits.  The decrease in the cost of interest-bearing deposits was partially offset by the impact of a $145.6 million, or 26%, increase in average interest-bearing deposit balances. The decrease in the cost of interest-bearing deposits was attributable to a reduction in interest rates paid on checking, money market and time deposits.  The Bank lowered interest rates paid on deposits in 2020 and 2021, after the Federal Reserve lowered the Federal Funds rate by 150 basis points in March 2020 in response to the COVID-19 pandemic.

The following table provides information on average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2021 and 2020 as well as amounts and rates of tax equivalent interest earned and interest paid (dollars in thousands). The volume and rate analysis table analyzes the changes in net interest income for the periods broken down by their rate and volume components (in thousands).

Average Balances, Income and Expense, Yields and Rates (Taxable Equivalent Basis)
	Years Ending December 31,
	2021			2020
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Interest-bearing deposits in other banks	$164,118	$213	0.13%	$81,193	$190	0.23%
Securities:
Taxable	173,363	3,100	1.79%	112,146	2,448	2.18%
Tax-exempt (1)	47,570	1,184	2.49%	27,557	781	2.83%
Restricted	1,926	88	4.56%	1,844	99	5.36%
Total securities	222,859	4,372	1.96%	141,547	3,328	2.35%
Loans: (2)
Taxable	709,347	32,677	4.61%	620,250	29,367	4.73%
Tax-exempt (1)	3,389	152	4.49%	3,664	164	4.49%
Total loans	712,736	32,829	4.61%	623,914	29,531	4.73%
Federal funds sold	20,934	10	0.05%	9	—	0.10%
Total earning assets	1,120,647	37,424	3.34%	846,663	33,049	3.90%
Less: allowance for loan losses	(6,316)			(6,137)
Total nonearning assets	68,105			60,690
Total assets	$1,182,436			$901,216
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Checking	$254,077	$424	0.17%	$193,870	$690	0.36%
Money market accounts	168,932	187	0.11%	149,029	701	0.47%
Savings accounts	164,768	107	0.07%	111,693	67	0.06%
Certificates of deposit:
Less than $100	69,904	310	0.44%	59,726	453	0.76%
Greater than $100	52,304	385	0.74%	50,176	677	1.35%
Brokered deposits	650	2	0.34%	579	1	0.26%
Total interest-bearing deposits	710,635	1,415	0.20%	565,073	2,589	0.46%
Federal funds purchased	1	—	0.47%	1	—	1.58%
Subordinated debt	9,992	619	6.20%	7,527	501	6.65%
Junior subordinated debt	9,279	270	2.91%	9,279	293	3.16%
Other borrowings	—	—	—%	0	—	0.00%
Total interest-bearing liabilities	729,907	2,304	0.32%	581,880	3,383	0.58%
Noninterest-bearing liabilities
Demand deposits	348,829			236,061
Other liabilities	3,104			2,182
Total liabilities	1,081,840			820,123
Shareholders’ equity	100,596			81,093
Total liabilities and shareholders’ equity	$1,182,436			$901,216
Net interest income		$35,120			$29,666
Interest rate spread			3.02%			3.32%
Cost of funds			0.21%			0.41%
Interest expense as a percent of average earning assets			0.21%			0.40%
Net interest margin			3.13%			3.50%

(1)	Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $280 thousand for 2021, and $198 thousand for 2020
(2)	Loans placed on a non-accrual status are reflected in the balances.

	Volume and Rate
	Years Ending December 31,
	2021
	Volume Effect	Rate Effect	Change in Income/Expense
Interest-bearing deposits in other banks	$22	$—	$22
Loans, taxable	4,019	(709)	3,310
Loans, tax-exempt	(12)	—	(12)
Securities, taxable	971	(318)	653
Securities, tax-exempt	484	(80)	404
Securities, restricted	5	(15)	(10)
Federal funds sold	10	(2)	8
Total earning assets	$5,499	$(1,124)	$4,375
Checking	$380	$(646)	$(266)
Money market accounts	109	(622)	(513)
Savings accounts	30	10	40
Certificates of deposits:
Less than $100	97	(240)	(143)
Greater than $100	30	(323)	(293)
Brokered deposits	—	—	—
Federal funds purchased	—	—	—
Subordinated debt	149	(31)	118
Junior subordinated debt	—	(23)	(23)
Other borrowings	—	—	—
Total interest-bearing liabilities	$795	$(1,875)	$(1,080)
Change in net interest income	$4,704	$751	$5,455

Provision for Loan Losses

Recovery of loan losses totaled $650 thousand for the year ended December 31, 2021 and resulted in an allowance for loan losses that totaled $5.7 million, or 0.69% of total loans. This compared to a provision for loan losses of $3.0 million for the year ended December 31, 2020 and an allowance for loan losses of $7.5 million, or 1.19% of total loans at December 31, 2020. The allowance for loan losses decreased primarily as a result of purchased loan accounting related to the Bank of Fincastle and SmartBank acquisitions.

Recovery of loan losses of $650 thousand and net charge offs of $1.1 million resulted in a $1.8 million decrease in the allowance for loan losses during 2021. The specific reserve component of the allowance for loan losses decreased $2.2 million, while the general reserve component of the allowance for loan losses increased $392 thousand.  The decrease in the specific reserve was primarily attributable to the resolution of a previously impaired loan. The increase in the general reserve was attributable to loan growth, an increase in historical losses, and reserves on purchased loans. These increases were partially offset by improvements to the asset quality and economic qualitative factors that had been increased during the pandemic.

The Bank recorded provision for loan losses of $3.0 million for prior year ended December 31, 2020, which was attributable to net charge-offs totaling $449 thousand and increases in both the general and specific reserve components of the allowance for loan losses. The general reserve component of the allowance for loan losses increased primarily from adjustments to qualitative factors, which resulted from the Bank’s observation of unfavorable changes in economic indicators impacted by the pandemic, consideration of risks associated with loans modified for interest-only payments in accordance with the CARES Act, and an increase in substandard loan amounts. The increase in the specific reserve component of the allowance for loan losses included reserves placed on newly identified impaired loans during the year.

Noninterest Income

Noninterest income increased $1.9 million, or 24%, to $10.2 million for the year ending December 31, 2021, compared to the prior year. The increase was primarily attributable to a $616 thousand, or 27%, increase in ATM and check card fees, a $504 thousand, or 23%, increase in wealth management fees, a $343 thousand, or 35%, increase in fees for other customer services, and a $442 thousand increase in other operating income. The increase in ATM and check card fees was attributable to the addition of new customer deposit accounts through the Merger with Fincastle and an increase in customer check card transactions. Wealth management revenue increased from a higher amount of assets under management. The increase in brokered mortgage fee income was attributable to an increase in customer refinance activity. Other operating income increased primarily from income from investments in partnerships that provide title insurance and finance small businesses.

Noninterest Expense

Noninterest expense increased $8.9 million, or 38%, to $32.7 million for the year ending December 31, 2021, compared to the prior year. Merger and acquisition expenses totaled $3.5 million for the year and were comprised of $1.2 million of salaries and employee benefits, $69 thousand of marketing expense, $75 thousand of supplies, $1.8 million of legal and professional fees, $81 thousand data processing fees, and $290 thousand of other operating expense. In addition, several noninterest expense categories increased during the year as a result of adding employees, customers and branch offices from the merger of The Bank of Fincastle with and into First Bank on July 1, 2021, and also from the acquisition of SmartBank’s loan portfolio, employees and loan production office located in the Richmond, Virginia market on September 30, 2021. Expenses that increased during the year as a result of the growth of the Company after the Merger included salaries and employee benefits, occupancy, equipment, marketing, supplies, ATM and check card expense, FDIC assessment, data processing, and other operating expense. Expenses that increased as a result of the acquisition of the SmartBank loan portfolio, Richmond-area office, and employees included salaries and employee benefits, occupancy, equipment, marketing, supplies, data processing, and other operating expense.

Merger and acquisition expenses totaled $1.3 million for the three month period ending December 31, 2021.

Income Taxes

Income tax expense increased $537 thousand during the year ended December 31, 2021 compared to the prior year. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the year ended December 31, 2021 and 2020. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in this Form 10-K.

Financial Condition

General

Total assets increased $438.5 million to $1.4 billion at December 31, 2021, compared to $950.9 million at December 31, 2020. The increase was primarily attributable to a $197.0 million increase in net loans, a $168.4 million increase in securities, and a $43.1 million increase in interest-bearing deposits in banks. The increase in the loan portfolio was impacted by $194.5 million of loans acquired on July 1, 2021 through the acquisition of Fincastle, an $82.0 million loan portfolio acquisition from SmartBank on September 30, 2021, and an $82.5 million decrease in PPP loan balances during the year ended December 31, 2021.

At December 31, 2021, total liabilities increased $406.4 million to $1.3 billion compared to $866.0 million at December 31, 2020. The increase was attributable to the acquisition of Fincastle, on July 1, 2021, which added total liabilities of $238.0 million, and growth of the Bank's deposit portfolio.  Total deposits increased by $406.3 million, which included $236.3 million in total deposits acquired from Fincastle.  Proceeds from PPP loan originations and the receipt of government stimulus checks by customers during the year contributed to the increase in deposits. Noninterest-bearing demand deposits and savings and interest-bearing deposits increased $150.0 million and $211.0 million, respectively, while time deposits decreased $45.4 million.

Total shareholders' equity increased $32.1 million to $117.0 million at December 31, 2021, compared to $84.9 million at December 31, 2020.  The increase was primarily attributable to the issuance of common stock in the amount of $1.7 million and surplus of $25.4 million in the acquisition of Fincastle. Other notable increases include a $7.7 million increase in retained earnings. This increase was partially offset by a $3.1 million decrease in accumulated other comprehensive income.

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

The Bank actively participated as a lender in the U.S. Small Business Administration’s (SBA) Paycheck Protection Program (PPP) to support local small businesses and non-profit organizations by providing forgivable loans. Loan fees received from the SBA are accreted by the Bank into income evenly over the life of the loans, net of loan origination costs, through interest and fees on loans. PPP loans totaled $12.4 million and $64.7 million at December 31, 2021 and 2020, respectively; with $159 thousand scheduled to mature in the second and third quarters of 2022, and $12.2 million scheduled to mature in the first and second quarters of 2026. The Company believes the majority of these loans will ultimately be forgiven and repaid by the SBA in accordance with the terms of the program. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through additional provision for loan losses charged to earnings.

The Bank recognized $2.0 million and $824 thousand of accretion on deferred PPP income, net of origination costs, through interest and fees on loans for year ended December 31, 2021 and 2020, respectively. The total amount of deferred PPP income, net of origination costs, not yet recognized through interest and fees on loans totaled $367 thousand at December 31, 2021.

Loans, net of allowance for loan losses, increased $197.0 million to $819.4 million at December 31, 2021, compared to $622.4 million at December 31, 2020.  The increase was attributable to the acquisition of Fincastle and the SmartBank loan portfolio, which added loans totaling $194.5 million and $82.0 million, respectively.  The increase in loans from the acquisitions was partially offset by a $52.2 million decrease in PPP loan balances during 2021. Commercial real estate loans increased by $118.0 million, residential real estate loans increased by $56.2 million, construction loans and other loans increased by $28.4 million and $4.1 million, respectively.  These increases were partially offset by commercial and industrial and consumer loans that decreased by $10.0 million and $1.5 million, respectively.  The decrease in commercial and industrial loans was a result of $82.5 million decrease in PPP loans during 2021.

The following table sets forth the maturities of the loan portfolio at December 31, 2021 (in thousands):

	Maturity/Repricing Schedule of Loans Held for Investment
	December 31, 2021
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Variable Rate:
Within 1 year	$11,802	$7,254	$13,065	$13,104	$489	$45,714
1 to 5 years	4,435	7,715	811	873	32	13,866
5 to 15 years	9,690	94,604	111,809	8,252	4,019	228,374
After 15 years	1,091	46,748	68,853	882	—	117,574
Fixed Rate:
Within 1 year	12,160	3,675	17,157	9,434	770	43,196
1 to 5 years	6,418	14,297	55,947	41,913	7,175	125,750
5 to 15 years	10,125	72,881	85,333	22,672	196	191,207
After 15 years	—	44,816	11,946	2,675	—	59,437
	$55,721	$291,990	$364,921	$99,805	$12,681	$825,118

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank had $1.8 million in assets classified as OREO at December 31, 2021.  The Bank did not have any assets classified as OREO at December 31, 2020.

Non-performing assets totaled $4.2 million and $6.7 million at December 31, 2021 and 2020, representing approximately 0.30% and 0.71% of total assets, respectively.  Non-performing assets consisted of $1.8 million of OREO and $2.3 million of non-accrual loans at December 31, 2021.  Non-performing assets consisted only of non-accrual loans at December 31, 2020.  The decrease in non-accrual loans was primarily attributable to the resolution of a $4.3 million loan that was partially charged-off.  This decrease was partially offset by $2.0 million of nonperforming assets acquired from the Bank of Fincastle, including $1.8 million in properties formerly classified as bank premises by the Bank of Fincastle, which were classified as OREO at December 31, 2021.

At December 31, 2021, 78.1% of non-performing assets were commercial and industrial loans, 18.5% were residential real estate loans, and 3.4% were other real estate loans. Non-performing assets could increase due to the deterioration of other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $1.1 million and $1.4 million at December 31, 2021 and December 31, 2020, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

Table of Contents.

There were no loans greater than 90 days past due and still accruing at December 31, 2021.  There were $302 thousand of loans greater than 90 days past due and still accruing at December 31, 2020.

In response to the unknown impact of the pandemic on the economy and its customers, the Bank created and implemented a loan payment deferral program for individual and business customers beginning in the first quarter of 2020, which provided them the opportunity to defer monthly payments for 90 days. By June 30,
2020, loans participating in the program reached $182.6 million. The majority of these loans resumed regular payments during the second half of 2020 after their deferral periods ended. There were no loans remaining in the program at December 31, 2021. These loans were not considered troubled debt restructurings (TDRs) because they were modified in accordance with relief provisions of the CARES Act and interagency regulatory guidance.

During the fourth quarter of 2020 and the first half of 2021, the Bank modified terms of certain loans for customers that continued to be negatively impacted by the pandemic by lowering borrower’s loan payments with interest only payments for periods ranging between 6 and 24 months. Modified loans totaled $11.5 million at December 31, 2021, which were all in the Bank’s commercial real estate loan portfolio.  All modified loans were either performing under their modified terms or resumed regular loan payments as of December 31, 2021.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $5.7 million at December 31, 2021 and $7.5 million at December 31, 2020, representing 0.69% and 1.19% of total loans, respectively. After analyzing the composition of the loan portfolio, related credit risks, and changes in asset quality during recent years, the Company determined that the three year loss period and the qualitative adjustment factors that established the general reserve component of the allowance for loan losses were appropriate at December 31, 2021. The allowance for loan losses as a percentage of total loans decreased to 0.69% at December 31, 2021 compared to 1.19% at December 31, 220 primarily as a result of purchased loan accounting related to the Bank of Fincastle and SmartBank acquisitions.

For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.

Recoveries of loan losses of $737 thousand and $67 thousand were recorded in the other real estate loan and commercial and industrial loan classes, respectively, during the year ended December 31, 2021. The recovery of loan losses in the other real estate loan class resulted primarily from a decrease in the specific reserve. The decrease in the specific reserve for the other real estate loan class resulted from the resolution of a previously impaired loan. The recovery of loan losses in the commercial and industrial loan class resulted from a decrease in the specific reserve. These recoveries were offset by provision for loan losses totaling $154 thousand in the construction and land development, 1-4 family residential, and consumer and other loan classes. For more detailed information regarding the provision for loan losses, see Note 4 to the Consolidated Financial Statements included in this Form 10-K.

Impaired loans totaled $2.3 million and $6.7 million at December 31, 2021 and 2020, respectively. The related allowance for loan losses required for these loans totaled $55 thousand and $2.2 million at December 31, 2021 and December 31, 2020, respectively. The average recorded investment in impaired loans during 2021 and 2020 was $4.5 million and $3.9 million, respectively. Included in the impaired loans total are loans classified as TDRs totaling $1.6 million and $6.0 million at December 31, 2021 and 2020, respectively. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of December 31, 2021, none of these TDRs were performing under the restructured terms and all were considered non-performing assets.

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

	Allowance for loan losses
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
For the year ended December 31, 2020:
Balance at beginning of year	$464	$776	$2,296	$562	$836	$4,934
Charge-offs	—	—	—	(69)	(715)	(784)
Recoveries	2	8	2	18	305	335
Provision for (recovery of) loan losses	(160)	238	2,658	273	(9)	3,000
Balance at end of year	$306	$1,022	$4,956	$784	$417	$7,485

Average loans	$32,528	$235,275	$247,527	$100,095	$8,489	$623,914
Ratio of net (recoveries) charge-offs to average loans	-0.01%	0.00%	0.00%	0.05%	4.83%	0.07%

For the year ended December 31, 2021:
Balance at beginning of year	306	1,022	4,956	784	417	7,485
Charge-offs	—	(15)	(992)	(6)	(434)	(1,447)
Recoveries	6	65	3	7	241	322
Provision for (recovery of) loan losses	33	5	(737)	(67)	116	(650)
Balance at end of year	345	1,077	3,230	718	340	5,710

Average loans	$32,233	$265,900	$296,382	$107,964	$10,258	$712,737
Ratio of net (recoveries) charge-offs to average loans	-0.02%	-0.02%	0.33%	0.00%	1.88%	0.16%

The following table shows the balance of the Bank’s allowance for loan losses allocated to each major category of loans and the ratio of related outstanding loan balances to total loans (dollars in thousands).

Allocation of Allowance for Loan Losses
	At December 31,
	2021	2020
Allocation of Allowance for Loan Losses:
Real estate loans:
Construction and land development	$345	$306
Secured by 1-4 family	1,077	1,022
Other real estate loans	3,230	4,956
Commercial and industrial	718	784
Consumer and other loans	340	417
Total allowance for loan losses	$5,710	$7,485
Ratios of loans to total period-end loans:
Real estate loans:
Construction and land development	6.8%	4.3%
Secured by 1-4 family	35.4%	37.4%
Other real estate loans	44.2%	39.3%
Commercial and industrial	12.1%	17.4%
Consumer and other loans	1.5%	1.6%
	100.0%	100.0%

The following table provides information on the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	Non-performing Assets
	At December 31,
	2021	2020
Non-accrual loans	$2,304	$6,714
Other real estate owned	1,848	—
Total non-performing assets	$4,152	$6,714
Loans past due 90 days accruing interest	—	302
Total non-performing assets and past due loans	$4,152	$7,016
Troubled debt restructurings	$1,638	$5,976
Non-performing assets to period end loans	0.50%	1.07%

The following table summarizes the Company's credit ratios on a consolidated basis as of December 31, 2021 and 2020.

	Consolidated Credit Ratios
	December 31, 2021
	2021	2020
Total Loans	$825,118	$629,914
Nonaccrual loans	$2,304	$6,714
Allowance for loan losses (ALL)	$5,710	$7,485
Nonaccrual loans to total loans	0.28%	1.07%
ALL to total loans	0.69%	1.19%
ALL to nonaccrual loans	247.83%	111.48%

Securities

Securities totaled $324.8 million at December 31, 2021, an increase of $168.5 million, or 108%, from $156.3 million at the end of 2020. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of December 31, 2021, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $2.0 million and $4.0 million at December 31, 2021 and 2020, respectively. Gross unrealized losses in the available for sale portfolio totaled $2.6 million and $82 thousand at December 31, 2021 and 2020, respectively. Gross unrealized gains in the held to maturity portfolio totaled $242 thousand and $509 thousand at December 31, 2021 and 2020, respectively.  Gross unrealized losses in the held to maturity portfolio totaled $66 thousand at December 31, 2021.  There were no gross unrealized losses in the held to maturity portfolio at December 31, 2020.  Investments in an unrealized loss position were considered temporarily impaired at December 31, 2021 and 2020. The change in the unrealized gains and losses of investment securities from December 31, 2020 to December 31, 2021 was related to changes in market interest rates and was not related to credit concerns of the issuers.

The following table shows the maturities of debt and restricted securities at amortized cost and market value at December 31, 2021 and approximate weighted average yields of such securities (dollars in thousands). Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 21% federal income tax rate. The Company attempts to maintain diversity in its portfolio and maintain credit quality and re-pricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on securities, see Note 2 to the Consolidated Financial Statements included in this Form 10-K.

	Securities Portfolio Maturity Distribution/Yield Analysis
	At December 31, 2021
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Equity Securities	Total
U.S. Treasury securities
Amortized cost	$—	$29,891	$9,980	$—	$39,871
Market value	$—	$29,745	$9,913	$—	$39,658
Weighted average yield	—%	1.02%	1.28%	—%	1.09%
U.S. agency and mortgage-backed securities
Amortized cost	$2,000	$3,212	$38,312	$159,999	$203,523
Market value	$2,000	$3,271	$38,578	$158,993	$202,842
Weighted average yield	2.36%	2.40%	1.76%	1.51%	1.58%
Obligations of state and political subdivisions
Amortized cost	$1,175	$6,356	$21,880	$48,675	$78,086
Market value	$1,178	$6,519	$22,003	$48,892	$78,592
Weighted average yield	2.41%	2.89%	2.37%	2.27%	2.35%
Corporate debt securities
Amortized cost	$—	$—	$2,019	$—	$2,019
Market value	$—	$—	$2,020	$—	$2,020
Weighted average yield	—%	—%	2.84	—%	2.84%
Restricted securities
Amortized cost	$—	$—	$—	$1,813	$1,813
Market value	$—	$—	$—	$1,813	$1,813
Weighted average yield	—%	—%	—%	4.99%	4.99%
Total portfolio
Amortized cost	$3,175	$39,459	$72,191	$210,487	$325,312
Market value	$3,178	$39,535	$72,514	$209,698	$324,925
Weighted average yield (1)	2.38%	1.43%	1.91%	1.72%	1.73%

(1)

Yields on tax-exempt securities have been calculated on a tax-equivalent basis using the federal corporate income tax rate of 21 percent. The weighted average yield is calculated based on the relative amortized costs of the securities.

The above table was prepared using the contractual maturities for all securities with the exception of mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO). Both MBS and CMO securities were recorded using the yield book prepayment model that incorporates four causes of prepayments including home sales, refinancing, defaults, and curtailments/full payoffs.

As of December 31, 2021, the Company did not own securities of any issuer for which the aggregate book value of the securities of such issuer exceeded ten percent of shareholders’ equity.

Deposits

At December 31, 2021, deposits totaled $1.2 billion, an increase of $406.3 million, from $842.5 million at December 31, 2020. The increase was attributable to the acquisition of Fincastle on July 1, 2021, which included $236.3 million of deposits, as well as growth in the Bank's deposit portfolio. There was a slight change in the deposit mix when comparing the periods. At December 31, 2021, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 33%, 55%, and 12% of total deposits, respectively, compared to 31%, 57%, and 12% at December 31, 2020.

The following tables include a summary of average deposits and average rates paid (dollars in thousands).

	Average Deposits and Rates Paid
	Year Ended December 31,
	2021		2020
	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$348,829	—%	$236,061	—%
Interest-bearing deposits:
Interest checking	$254,077	0.17%	$193,870	0.36%
Money market	168,932	0.11%	149,029	0.47%
Savings	164,768	0.07%	111,693	0.06%
Time deposits:
Less than $100	69,904	0.44%	59,726	0.76%
Greater than $100	52,304	0.74%	50,176	1.35%
Brokered deposits	650	0.34%	579	0.26%
Total interest-bearing deposits	$710,635	0.20%	$565,073	0.46%
Total deposits	$1,059,464		$801,134

The table above includes brokered deposits greater than $100 thousand.

As of December 31, 2021 the estimated amount of total uninsured deposits was $246.0 million.  Maturities of the estimated amount of uninsured time deposits at December 31, 2021 are presented in the table below.  The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank’s regulatory reporting requirements.

Maturities of Uninsured Time Deposits
December 31, 2021
3 months or less	$1,504
3-6 months	847
6-12 months	444
Over 12 months	2,169
$4,964

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

At December 31, 2021, cash, interest-bearing and noninterest-bearing deposits with banks, securities, and loans maturing within one year totaled $268.1 million. At December 31, 2021, 11% or $88.9 million of the loan portfolio is scheduled to mature within one year. Non-deposit sources of available funds totaled $240.4 million at December 31, 2021, which included $155.7 million of secured funds available from Federal Home Loan Bank of Atlanta (FHLB), $51.0 million of unsecured federal funds lines of credit with other correspondent banks, and $33.7 million available through the Federal Reserve Discount Window.

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

At December 31, 2021 and 2020, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2021	2020
Commitments to extend credit and unfunded commitments under lines of credit	$161,428	$114,892
Stand-by letters of credit	18,904	10,675

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

At December 31, 2021, the Bank had $4.6 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest for periods that end between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At December 31, 2021, the cash flow hedges had a fair value of $941 thousand, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 24 to the Consolidated Financial Statements included in this Form 10-K.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer was phased-in over four years and, as fully implemented effective January 1, 2019, requires a buffer of 2.5% of risk-weighted assets. This results in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of December 31, 2021 and December 31, 2020, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table summarizes the Bank’s regulatory capital and related ratios at December 31, 2021, 2020, and 2019 (dollars in thousands).

	Analysis of Capital
	At December 31,
	2021	2020
Common equity Tier 1 capital	$120,224	$84,032
Tier 1 capital	120,224	84,032
Tier 2 capital	5,710	7,211
Total risk-based capital	125,934	91,243
Risk-weighted assets	852,959	576,612
Capital ratios:
Common equity Tier 1 capital ratio	14.09%	14.57%
Tier 1 capital ratio	14.09%	14.57%
Total capital ratio	14.76%	15.82%
Leverage ratio (Tier 1 capital to average assets)	8.82%	8.80%
Capital conservation buffer ratio(1)	6.76%	7.82%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of December 31, 2021 and 2020.

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

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The CARES Act temporarily lowered the tier 1 leverage ratio requirement to 8% until December 31, 2020. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the "well-capitalized" ratio requirements under the prompt corrective action regulations and would not be required to report or calculate risk-based capital. Although the Bank did not opt into the CBLR framework at December 31, 2021, it may opt into the CBLR framework in a future quarterly period. For further discussion regarding the CARES Act, see "Supervision and Regulation" included in Item 1 of this Form 10-K.

During the fourth quarter of 2019, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company may have repurchased up to $5.0 million of its outstanding common stock through December 31, 2020.  During 2020, the Company repurchased and retired 129,035 shares at an average price paid per share of $16.05, for a total of $2.1 million. The Company’s stock repurchase plan was suspended in the second quarter of 2020, and remained suspended until it ended on December 31, 2020. The Company has not authorized another stock repurchase plan as of December 31, 2021.

The Company continues to update its enterprise risk assessment and capital plan as the operating environment develops. As a result of its risk assessments and capital planning, the Company issued $5.0 million of subordinated debt in June 2020. The purpose of the issuance was primarily to further strengthen holding company liquidity and to remain a source of strength for the Bank in the event of a severe economic downturn. The Company was able to use the proceeds of the issuance for general corporate purposes.  The subordinated debt issued consisted of a 5.50% fixed-to-floating rate subordinated note due 2030 issued to an institutional investor and was structured to qualify as Tier 2 capital under bank regulatory guidelines. After considering several factors, including the overall risk profile and capital adequacy of the Company and the Bank, on January 1, 2022, the Company repaid $5.0 million of subordinated debt with a fixed interest rate of 6.75% that was issued in 2015.  The capital planning process also included consideration of whether to continue the Company’s cash dividend payments to common shareholders. The Company continued to pay quarterly cash dividends on its common stock throughout the pandemic.

The Company acquired Fincastle on July 1, 2021 and their shareholders received aggregate merger consideration of $6.8 million in cash and 1,348,065 shares of the Company’s common stock. The acquisition of Fincastle resulted in goodwill and other intangible assets that were excluded from the regulatory capital of First Bank. For the three-month and twelve-month periods ended December 31, 2021, the Company recorded merger and acquisition related expenses of $1.2 million and $3.4 million, respectively, in connection with the acquisition of Fincastle. The Company estimates that it will incur aggregate Fincastle merger related costs of $3.4 million, which includes $20 thousand of additional merger related costs expected to be incurred during the first and second quarters of 2022.

First Bank acquired SmartBank’s Richmond, Virginia office and hired a team of their employees on September 30, 2021, which included the office’s loan portfolio and certain fixed assets. First Bank also assumed SmartBank’s office lease during the fourth quarter of 2021. The acquisition of the SmartBank loans resulted in goodwill that was excluded from the regulatory capital of First Bank. For the three-month and twelve-month periods ended December 31, 2021, the Company recorded merger and acquisition related expenses of $101 thousand in connection with the acquisition of the SmartBank loans. The Company does not anticipate incurring any additional SmartBank acquisition related costs in future periods.

First Bank remained well-capitalized at December 31, 2021.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements included in this Form 10-K, for discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

To the Shareholders	March 30, 2022
First National Corporation
Strasburg, Virginia

MANAGEMENT’S REPORT REGARDING THE EFFECTIVENESS OF INTERNAL CONTROLS

OVER FINANCIAL REPORTING

The management of First National Corporation (the Company) is responsible for the preparation, integrity and fair presentation of the financial statements included in the annual report as of December 31, 2021. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to ensure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2021. Management’s assessment did not determine any material weakness within the Company’s internal control structure. The Company’s annual report does not include an attestation report of the Company’s registered public accounting firm, Yount, Hyde & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management’s report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

The 2021 end of year consolidated financial statements have been audited by the independent registered public accounting firm of Yount, Hyde & Barbour, P.C. (YHB). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

First National Corporation

Strasburg, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First National Corporation and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Loans Collectively Evaluated for Impairment – Qualitative Factors

Description of the Matter

As described in Note 1 (Nature of Banking Activities and Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) to the consolidated financial statements, the Company establishes an allowance for loan losses that represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible.  The Company’s allowance for loan losses consists of specific and general components.  The general component covers loans that are not considered impaired and is based on historical loss experience adjusted for qualitative factors.  At December 31, 2021, the general component represented $5,655,000 of the total allowance for loan losses of $5,710,000. The qualitative factors are assigned by management by loan type based on delinquencies and asset quality, national and local economic trends, effects of changes in the value of underlying collateral, trends in the volume and nature of loans, effects of changes in lending policy, experience and depth of management, concentrations of credit, quality of the loan review system, and effect of external factors such as competition and regulatory requirements.  Qualitative factors can change from period to period based on management’s assessment and the relative weights given to each factor.

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

Business Combinations – Fair Value of Acquired Loans

Description of the Matter

As described in Note 1 (Nature of Banking Activities and Significant Accounting Policies) and Note 25 (Acquisitions), the Company completed acquisitions of The Bank of Fincastle (total consideration $33,821,000) and certain loans and other assets of SmartBank (total consideration $83,745,000) during 2021. The transactions were accounted for as business combinations using the acquisition method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at fair value on the acquisition date, including acquired loans. As disclosed by management, determining the acquired fair values, particularly in relation to the loan portfolio, is inherently subjective and involves significant judgment regarding the methods and assumptions used to estimate fair value. In determining the fair value of loans acquired, management must determine whether or not acquired loans have evidence of credit deterioration at acquisition, the amount and timing of cash flows expected to be collected, and market discount rates, among other assumptions. Changes in these assumptions could have a significant impact on the fair value of the loans acquired and the amount of goodwill recorded.

We identified the acquisition date fair value of acquired loans as a critical audit matter as auditing this estimate is especially complex and requires subjective auditor judgment. Auditing this estimate required a high level of judgment in evaluating management’s determination of whether or not acquired loans had evidence of credit deterioration, the need for specialized skill in development and application of subjective assumptions in estimated cash flows, and the size of the acquired loan portfolios.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

•	Evaluating and testing management’s process for determining whether or not acquired loans had evidence of credit deterioration.
•

Substantively testing management’s process, including the use of our own valuation specialist to assess the management’s methods and significant assumptions utilized in determining the fair value of the acquired loan portfolios and evaluating whether the assumptions used were reasonable with respect to market participant views and other factors.

•	Testing the accuracy of the data utilized in the development of acquisition date fair values by confirming, on a sample basis, select data.

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company's auditor since 1988.

Winchester, Virginia

March 30, 2022

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

December 31, 2021 and 2020

(in thousands, except share and per share data)

	2021	2020
Assets
Cash and due from banks	$18,725	$13,115
Interest-bearing deposits in banks	157,281	114,182
Securities available for sale, at fair value	289,495	140,225
Securities held to maturity, at amortized cost (fair value, 2021, $33,617; 2020, $14,743)	33,441	14,234
Restricted securities, at cost	1,813	1,875
Loans held for sale	—	245
Loans, net of allowance for loan losses, 2021, $5,710, 2020, $7,485	819,408	622,429
Other real estate owned, net of valuation allowance, 2021, $139, 2020, $0	1,848	—
Premises and equipment, net	22,403	19,319
Accrued interest receivable	3,903	2,717
Bank owned life insurance	24,294	17,916
Core deposit intangibles, net	154	19
Goodwill	3,030	—
Other assets	13,642	4,656
Total assets	$1,389,437	$950,932

Liabilities & Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$413,188	$263,229
Savings and interest-bearing demand deposits	689,998	479,035
Time deposits	145,566	100,197
Total deposits	$1,248,752	$842,461
Subordinated debt	9,993	9,991
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	4,374	4,285
Total liabilities	$1,272,398	$866,016

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2021, 6,228,176 shares, 2020, 4,860,399 shares	7,785	6,075
Surplus	31,966	6,151
Retained earnings	76,990	69,292
Accumulated other comprehensive income, net	298	3,398
Total shareholders’ equity	$117,039	$84,916
Total liabilities and shareholders’ equity	$1,389,437	$950,932

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

Years Ended December 31, 2021 and 2020

(in thousands, except per share data)

	2021	2020
Interest and Dividend Income
Interest and fees on loans	$32,797	$29,497
Interest on deposits in banks	213	190
Interest on federal funds sold	10	—
Interest and dividends on securities:
Taxable interest	3,100	2,448
Tax-exempt interest	936	617
Dividends	88	99
Total interest and dividend income	$37,144	$32,851
Interest Expense
Interest on deposits	$1,415	$2,589
Interest on subordinated debt	619	501
Interest on junior subordinated debt	270	293
Total interest expense	$2,304	$3,383
Net interest income	$34,840	$29,468
(Recovery of) provision for loan losses	(650)	3,000
Net interest income after (recovery of) provision for loan losses	$35,490	$26,468
Noninterest Income
Service charges on deposit accounts	$2,061	$2,028
ATM and check card fees	2,930	2,314
Wealth management fees	2,712	2,208
Fees for other customer services	787	627
Brokered mortgage fees	539	356
Income from bank owned life insurance	526	469
Net gains on securities available for sale	37	40
Net gains on sale of loans	25	70
Net gains on disposal of premises and equipment	15	29
Other operating income	555	113
Total noninterest income	$10,187	$8,254

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(Continued)

Years Ended December 31, 2021 and 2020

(in thousands, except per share data)

	2021	2020
Noninterest Expense
Salaries and employee benefits	$17,792	$13,321
Occupancy	1,856	1,666
Equipment	1,910	1,707
Marketing	666	355
Supplies	509	394
Legal and professional fees	2,537	1,152
ATM and check card expenses	1,145	980
FDIC assessment	346	247
Bank franchise tax	665	637
Data processing expense	2,156	759
Amortization expense	28	151
Other real estate owned expense, net	26	—
Other operating expense	3,096	2,446
Total noninterest expense	$32,732	$23,815
Income before income taxes	$12,945	$10,907
Income tax expense	2,586	2,049
Net income	$10,359	$8,858
Earnings per common share
Basic	$1.87	$1.82
Diluted	$1.86	$1.82

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2021 and 2020

(in thousands)

	2021	2020
Net income	$10,359	$8,858
Other comprehensive income, net of tax:
Unrealized holding (loss) gains on available for sale securities, net of tax ($923) and $629, respectively	(3,474)	2,366
Reclassification adjustment for (losses) included in net income, net of tax ($8) and ($8), respectively	(29)	(32)
Change in fair value of cash flow hedges, net of tax $107 and $91, respectively	403	340
Total other comprehensive (loss) income	(3,100)	2,674
Total comprehensive income	$7,259	$11,532

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

Years Ended December 31, 2021 and 2020

(in thousands)

	2021	2020
Cash Flows from Operating Activities
Net income	$10,359	$8,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,377	1,316
Amortization of core deposit intangibles	28	151
Amortization of debt issuance costs	2	18
Origination of loans held for sale	(1,586)	(4,152)
Proceeds from sale of loans held for sale	1,856	4,144
Net gains on sales of loans held for sale	(25)	(70)
(Recovery of) provision for loan losses	(650)	3,000
Fair value adjustments on other real estate owned	139	—
Gains on securities available for sale	(37)	(40)
Net gains on sale of other real estate owned	(8)	—
Increase in cash value of bank owned life insurance	(526)	(469)
Accretion of discounts and amortization of premiums on securities, net	1,078	687
Accretion of premium on time deposits	(179)	(23)
Accretion of certain acquisition-related discounts, net	(408)	—
Stock-based compensation	354	290
Excess tax benefits on stock-based compensation	3	(2)
(Gains) on disposal of premises and equipment	(15)	(29)
Deferred income tax benefit	(1,682)	(923)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	545	(652)
(Increase) decrease in other assets	(1,714)	828
(Decrease) increase in accrued expenses and other liabilities	(1,043)	2,159
Net cash provided by operating activities	$7,868	$15,091
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$54,551	$34,057
Proceeds from maturities, calls, and principal payments of securities held to maturity	4,732	3,283
Purchases of securities available for sale	(197,074)	(50,881)
Purchases of securities held to maturity	(24,049)	—
Net redemption (purchase) of restricted securities	245	(69)
Purchase of premises and equipment, net	(835)	(909)
Proceeds from sale of premises and equipment	32	50
Proceeds from sale of other real estate owned	288	—
Net cash paid in acquisition of SmartBank	(83,745)	—
Net cash acquired in acquisition of The Bank of Fincastle	39,406	—
Net (decrease) increase in loans	80,145	(56,017)
Net cash used in investing activities	$(126,304)	$(70,486)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Continued)

Years Ended December 31, 2021 and 2020

(in thousands)

	2021	2020
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$176,387	$153,386
Net decrease in time deposits	(6,698)	(17,344)
Proceeds from subordinated debt, net of issuance costs	—	4,990
Cash dividends paid on common stock, net of reinvestment	(2,505)	(2,007)
Repurchase of common stock, stock incentive plan	(39)	(47)
Repurchase of common stock, stock repurchase plan	—	(2,071)
Net cash provided by financing activities	$167,145	$136,907
Increase in cash and cash equivalents	$48,709	$81,512
Cash and Cash Equivalents
Beginning	127,297	45,785
Ending	$176,006	$127,297
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,464	$3,457
Income taxes	$2,025	$3,088
Supplemental Disclosures of Noncash Transactions
Unrealized (losses) gains on securities available for sale	$(4,434)	$2,955
Change in fair value of cash flow hedges	$510	$431
Transfer from loans to other real estate owned	$130	$—
Issuance of common stock, dividend reinvestment plan	$156	$142
Supplemental Disclosures of Noncash Transactions Related to Acquisitions
Assets acquired	$306,171	$—
Liabilities assumed	$237,913	$—

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2021 and 2020

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2019	$6,212	$7,700	$62,583	$724	$77,219
Net income	—	—	8,858	—	8,858
Other comprehensive income	—	—	—	2,674	2,674
Cash dividends on common stock ($0.44 per share)	—	—	(2,149)	—	(2,149)
Stock-based compensation	—	290	—	—	290
Issuance of 9,449 shares common stock, dividend reinvestment plan	11	131	—	—	142
Issuance of 12,492 shares common stock, stock incentive plan	16	(16)	—	—	—
Repurchase of 2,223 shares of common stock, stock incentive plan	(3)	(44)	—	—	(47)
Repurchase of 129,035 shares of common stock, stock repurchase plan	(161)	(1,910)	—	—	(2,071)
Balance, December 31, 2020	$6,075	$6,151	$69,292	$3,398	$84,916

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2020	$6,075	$6,151	$69,292	$3,398	$84,916
Net income	—	—	10,359	—	10,359
Other comprehensive (loss)	—	—	—	(3,100)	(3,100)
Cash dividends on common stock ($0.48 per share)	—	—	(2,661)	—	(2,661)
Shares issued to shareholders of The Bank of Fincastle, net of costs (1,348,065 shares)	1,685	25,369	—	—	27,054
Stock-based compensation	—	354	—	—	354
Issuance of 7,861 shares common stock, dividend reinvestment plan	9	147	—	—	156
Issuance of 14,073 shares common stock, stock incentive plan	18	(18)	—	—	—
Repurchase of 2,221 shares of common stock, stock incentive plan	(2)	(37)	—	—	(39)
Balance, December 31, 2021	$7,785	$31,966	$76,990	$298	$117,039

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 1. Nature of Banking Activities and Significant Accounting Policies

First National Corporation (the Company) is the bank holding company of First Bank (the Bank), First National (VA) Statutory Trust II (Trust II), and First National (VA) Statutory Trust III (Trust III and, together with Trust II, the Trusts). The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities and are not included in the Company’s consolidated financial statements in accordance with authoritative accounting guidance because management has determined that the Trusts qualify as variable interest entities. The Bank owns First Bank Financial Services, Inc., which invests in entities that provide title insurance and investment services. The Bank owns Shen-Valley Land Holdings, LLC and ESF, LLC which were formed to hold other real estate owned and future office sites. Bank of Fincastle Services, Inc. owns an entity that provides mortgage services. The Bank offers loan, deposit, and wealth management products and services in the Shenandoah Valley, central regions of Virginia, Roanoke Valley, and the city of Richmond. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. The Bank offers other services, including internet banking, mobile banking, remote deposit capture, and other traditional banking services.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to accepted practices within the banking industry.

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. While there has been no material impact to the Company’s employees to date, COVID-19 could potentially create widespread business continuity issues for the Company.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law in March 2020 as a $2 trillion legislative package, and the American Rescue Plan Act of 2021 was signed into law in March 2021 and provided an additional $1.9 trillion in spending to address the continued impact of COVID-19. The goal of these legislative measures was to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors.  In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts may have a material impact on the Company’s operations.

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

The Company’s net interest income could also decrease due to adverse economic conditions that may result from COVID-19 and a related decrease in loan demand, causing a shift in earning asset balances from loans into lower yielding interest-bearing deposits in banks and securities.  A decrease in loan demand could also increase the competition for loans and result in a reduction of loan rates offered by other financial institutions.

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

Capital and Liquidity

While the Company believes it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by provision for loan losses in future periods. Larger amounts of provision for loan losses may result from factors including higher specific reserves on newly identified and existing impaired loans, higher levels of net charge-offs, and additional adjustments to qualitative factors in the general reserve component of the Bank’s allowance for loan losses. In March 2020, the Company suspended future stock repurchases under its stock repurchase program due to the economic uncertainty caused by the pandemic, and the program remained suspended for the remainder of the year until it ended on December 31, 2020. In June 2020, the Company issued $5.0 million of subordinated debt to strengthen holding company liquidity and to remain a source of strength to the Bank in the event of a severe economic downturn resulting from the pandemic. The Company will continue to update its enterprise risk assessment and capital plans as the operating environment develops.

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
There were no loans remaining in the program at December 31, 2021. In accordance with the CARES Act and interagency guidance issued in August 2020, these short-term loan payment deferrals were not considered troubled debt restructurings.

During the fourth quarter of 2020, the Bank modified terms of certain loans for customers that continued to be negatively impacted by the pandemic. The loan modifications lowered borrower loan payments by allowing interest only payments for periods ranging between 6 and 24 months. All loans modified were in the Bank’s commercial real estate loan portfolio and totaled $11.5 million at December 31, 2021.  All related loans were in the lodging sector.

The Bank actively participated as a lender in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) to support local small businesses and non-profit organizations by providing forgivable loans. Loan fees received from the SBA are accreted by the Bank into income evenly over the life of the loans, net of loan origination costs, through interest and fees on loans. PPP loans totaled $12.5 million at December 31, 2021, with $159 thousand scheduled to mature in the second and third quarters of 2022, and $12.3 million scheduled to mature in the first and second quarters of 2026. The Company believes the majority of these loans will ultimately be forgiven and repaid by the SBA in accordance with the terms of the program. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through additional provision for loan losses charged to earnings.

The Bank recognized $2.0 million and $824 thousand of accretion on deferred PPP income, net of origination costs, through interest and fees on loans for the year ended December 31, 2021 and 2020, respectively. The total amount of deferred PPP income, net of origination costs, that has not yet been recognized through interest and fees on loans totaled $367 thousand at December 31, 2021.

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Material estimates that require the most subjective or complex judgments relate to fair value measurements, the allowance for loan losses and goodwill and other intangible asset.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the Shenandoah Valley, central regions of Virginia, and the Richmond and Roanoke market areas. The types of lending that the Company engages in are included in Note 3. The Company has a concentration of credit risk in commercial real estate, but does not have a significant concentration to any one customer or industry.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued and credited to income based on the unpaid principal balance. Loan origination fees, net of certain origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.  Interest income includes amortization of purchase premiums and discounts, recognized evenly over the life of the loans.

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

Loans Acquired in a Business Combination

Acquired loans are classified as either (i) purchased credit-impaired (PCI) loans or (ii) purchased performing loans and are recorded at fair value on the date of acquisition. PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. When determining fair value, PCI loans are aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference.” Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the “accretable yield” and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. There were no acquired loans classified as PCI in the acquisition of Fincastle and the SmartBank loan portfolio acquisition during the third quarter of 2021.

Purchased performing loans are those for which there is no evidence of credit deterioration and it is probable at the date of acquisition that the Company will collect all contractually required principal and interest payments.  When determining fair value, purchased performing loans are evaluated individually on the date of the acquisition.  Premiums or discounts recorded on the acquired loans are amortized or accreted into income evenly over the life of the loans through interest and fees on loans.  The Company calculates required allowance for loan losses for each of the acquired loans quarterly.  Provision for loan losses is recorded for the purchased performing loans for the amount of the required allowance for loan losses that exceeds any unaccreted discount.  All loans acquired from Fincastle and SmartBank in the third quarter of 2021 were considered purchased performing loans.

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

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status, and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $1.6 million and $6.0 million in loans classified as TDRs as of December 31, 2021 and 2020, respectively.

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

Intangible Assets

Intangible assets consist of a core deposit intangible asset arising from the acquisition of the Bank of Fincastle which is amortized on an accelerated method over its estimated useful life of ten years.  The Company also recorded goodwill as a result of the acquisition of the Bank of Fincastle and SmartBank in 2021.

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is determined as the excess fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.  The Company has selected June 30 as the date to perform the annual impairment test.  Intangible assets with finite useful lives are amortized over their estimated useful lives to their estimated residual values.  Goodwill is the only intangible asset with an indefinite life on the balance sheet.

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions and are amortized on an accelerated method over their estimated useful lives, which range from 6 to 10 years.

Derivative Financial Instruments

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There was no liability for unrecognized tax benefits recorded as of December 31, 2021 and 2020. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the consolidated statements of income.

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

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense incurred for 2021 and 2020 was $487 thousand and $208 thousand, respectively.

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

Business Combination

On July 1, 2021, the Company completed the acquisition of The Bank of Fincastle (Fincastle) for an aggregate purchase price of $33.8 million of cash and stock. On  September 30, 2021, the Bank acquired $82.0 million of loans and certain fixed assets from SmartBank related to their Richmond area branch. The Bank purchased the fixed assets for an amount equal to SmartBank’s book value.  Additional information about these acquisitions is presented in Note 25.

Adoption of New Accounting Standards

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04). These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope” (ASU 2021-01). This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company has identified loans and other financial instruments that are directly or indirectly influenced by LIBOR and plans to modify these financial instruments prior to December 31, 2022.  The Company does not expect the modification of the financial instruments to have a material impact on the Company's consolidated financial statements. The Company is assessing ASU 2020-04 and its impact on the Company's transition away from LIBOR for its loan and other financial instruments.

Note 2. Securities

The Company invests in U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of states and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at December 31, 2021 and 2020 were as follows (in thousands):

	2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. Treasury securities	$39,871	$37	$(250)	$39,658
U.S. agency and mortgage-backed securities	177,131	1,085	(1,837)	176,379
Obligations of states and political subdivisions	71,037	910	(509)	71,438
Corporate debt securities	2,019	1	—	2,020
Total securities available for sale	$290,058	$2,033	$(2,596)	$289,495
Securities held to maturity:
U.S. agency and mortgage-backed securities	$26,392	$124	$(53)	$26,463
Obligations of states and political subdivisions	7,049	118	(13)	7,154
Total securities held to maturity	$33,441	$242	$(66)	$33,617
Total securities	$323,499	$2,275	$(2,662)	$323,112

	2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. agency and mortgage-backed securities	$98,848	$2,830	$(80)	$101,598
Obligations of states and political subdivisions	37,507	1,122	(2)	38,627
Total securities available for sale	$136,355	$3,952	$(82)	$140,225
Securities held to maturity:
U.S. agency and mortgage-backed securities	$9,588	$264	$—	$9,852
Obligations of states and political subdivisions	3,146	140	—	3,286
Corporate debt securities	1,500	105	—	1,605
Total securities held to maturity	$14,234	$509	$—	$14,743
Total securities	$150,589	$4,461	$(82)	$154,968

At December 31, 2021 and 2020, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	2021
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$29,656	$(250)	$—	$—	$29,656	$(250)
U.S. agency and mortgage-backed securities	109,950	(1,335)	14,749	(502)	124,699	(1,837)
Obligations of states and political subdivisions	34,611	(500)	1,009	(9)	35,620	(509)
Total securities available for sale	$174,217	$(2,085)	$15,758	$(511)	$189,975	$(2,596)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$5,411	$(53)	$—	$—	$5,411	$(53)
Obligations of states and political subdivisions	999	(13)	—	—	999	(13)
Total securities held to maturity	$6,410	$(66)	$—	$—	$6,410	$(66)
Total securities	$180,627	$(2,151)	$15,758	$(511)	$196,385	$(2,662)

	2020
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. agency and mortgage-backed securities	$17,367	$(80)	$—	$—	$17,367	$(80)
Obligations of states and political subdivisions	1,020	(2)	—	—	1,020	(2)
Total securities available for sale	$18,387	$(82)	$—	$—	$18,387	$(82)

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

At December 31, 2021, there were six out of eight U.S. Treasury securities, 58 out of 135 U.S. agency and mortgage-backed securities and 37 out of 118 obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 5.2 years at December 31, 2021. At December 31, 2020, there were seven out of 101 U.S. agency and mortgage-backed securities and one out of 84 obligations of states and political subdivisions in an unrealized loss position. One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2020. The weighted- average re-pricing term of the portfolio was 3.5 years at December 31, 2020. The unrealized losses at December 31, 2021 in the U.S. Treasury securities portfolio, U.S. agency and mortgage-backed securities portfolio and the obligations of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at December 31, 2021 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$765	$766	$2,410	$2,412
Due after one year through five years	37,128	37,119	2,332	2,415
Due after five years through ten years	65,837	66,087	6,288	6,362
Due after ten years	186,328	185,523	22,411	22,428
	$290,058	$289,495	$33,441	$33,617

Proceeds from maturities, calls, principal payments, and sales of securities available for sale during 2021 and 2020 were $54.6 million and $34.1 million, respectively. Gross gains of $37 thousand and $40 thousand were realized on calls and sales during 2021 and 2020, respectively. The Company did not realize any gross losses on calls or sales during 2021 or 2020.

Proceeds from maturities, calls, and principal payments of securities held to maturity during 2021 and 2020 were $4.7 million and $3.3 million, respectively. There were no sales of securities from the held to maturity portfolio for the years ended December 31, 2021 or 2020. The Company did not realize any gross gains or gross losses on held to maturity securities during 2021 or 2020.

Securities having a fair value of $83.8 million and $66.5 million at December 31, 2021 and 2020 were pledged to secure public deposits and for other purposes required by law.

Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2021, and no impairment has been recognized.

The composition of restricted securities at December 31, 2021 and 2020 was as follows (in thousands):

	2021	2020
Federal Home Loan Bank stock	$701	$818
Federal Reserve Bank stock	980	980
Community Bankers’ Bank stock	132	77
	$1,813	$1,875

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $504 thousand and $529 thousand at December 31, 2021 and 2020, respectively.

Note 3. Loans

Loans at December 31, 2021 and 2020 are summarized as follows (in thousands):

	2021	2020
Real estate loans:
Construction and land development	$55,721	$27,328
Secured by 1-4 family residential	291,990	235,814
Other real estate	364,921	246,883
Commercial and industrial loans	99,805	109,838
Consumer and other loans	12,681	10,051
Total loans	$825,118	$629,914
Allowance for loan losses	(5,710)	(7,485)
Loans, net	$819,408	$622,429

Net deferred loan fees included in the above loan categories were $871 thousand and $1.6 million at December 31, 2021 and 2020, respectively. Consumer and other loans included $175 thousand and $143 thousand of demand deposit overdrafts at December 31, 2021 and 2020, respectively.

The following tables provide a summary of loan classes and an aging of past due loans as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$115	$—	$115	$55,606	$55,721	$—	$—
1-4 family residential	1,293	100	372	1,765	290,225	291,990	766	—
Other real estate loans	186	—	—	186	364,735	364,921	29	—
Commercial and industrial	1,474	—	—	1,474	98,331	99,805	1,509	—
Consumer and other loans	56	11	—	67	12,614	12,681	—	—
Total	$3,009	$226	$372	$3,607	$821,511	$825,118	$2,304	$—

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Non-Accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$47	$20	$—	$67	$27,261	$27,328	$276	$—
1-4 family residential	657	125	324	1,106	234,708	235,814	449	298
Other real estate loans	0	131	133	264	246,619	246,883	4,441	—
Commercial and industrial	104	0	—	104	109,734	109,838	1,548	—
Consumer and other loans	16	21	4	41	10,010	10,051	—	4
Total	$824	$297	$461	$1,582	$628,332	$629,914	$6,714	$302

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$55,721	$—	$—	$—	$55,721
Secured by 1-4 family residential	290,909	—	1,081	—	291,990
Other real estate loans	364,892	—	29	—	364,921
Commercial and industrial	97,215	1,081	1,509	—	99,805
Consumer and other loans	12,681	—	—	—	12,681
Total	$821,418	$1,081	$2,619	$—	$825,118

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$26,896	$—	$432	$—	$27,328
Secured by 1-4 family residential	235,035	—	779	—	235,814
Other real estate loans	242,441	—	4,442	—	246,883
Commercial and industrial	107,383	—	2,455	—	109,838
Consumer and other loans	10,051	—	—	—	10,051
Total	$621,806	$—	$8,108	$—	$629,914

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting. The outstanding principal balance and the carrying amount at December 31, 2021 of loans acquired in business combinations were as follows:

Acquired Loans-
Purchased
(Dollars in thousands)	Performing
Outstanding principal balance	$216,706

Carrying amount
Real estate loans:
Construction and land development	$26,348
Secured by 1-4 family residential	53,803
Other real estate loans	90,908
Commercial and industrial loans	36,968
Consumer and other loans	5,012
Total acquired loans	$213,039

Note 4. Allowance for Loan Losses

The following tables present, as of December 31, 2021 and 2020, the total allowance for loan losses, the allowance by impairment methodology, and loans by impairment methodology (in thousands).

	December 31, 2021
	Construction and Land Development	Secure by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2020	$306	$1,022	$4,956	$784	$417	$7,485
Charge-offs	—	(15)	(992)	(6)	(434)	(1,447)
Recoveries	6	65	3	7	241	322
Provision for (recovery of) loan losses	33	5	(737)	(67)	116	(650)
Ending Balance, December 31, 2021	$345	$1,077	$3,230	$718	$340	$5,710
Ending Balance:
Individually evaluated for impairment	—	—	—	55	—	55
Collectively evaluated for impairment	345	1,077	3,230	663	340	5,655
Loans:
Ending Balance	55,721	291,990	364,921	99,805	12,681	825,118
Individually evaluated for impairment	—	765	30	1,509	—	2,304
Collectively evaluated for impairment	55,721	291,225	364,891	98,296	12,681	822,814

	December 31, 2020
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2019	$464	$776	$2,296	$562	$836	$4,934
Charge-offs	—	—	—	(69)	(715)	(784)
Recoveries	2	8	2	18	305	335
Provision for (recovery of) loan losses	(160)	238	2,658	273	(9)	3,000
Ending Balance, December 31, 2020	$306	$1,022	$4,956	$784	$417	$7,485
Ending Balance:
Individually evaluated for impairment	—	—	2,065	158	—	2,223
Collectively evaluated for impairment	306	1,022	2,891	626	417	5,262
Loans:
Ending Balance	27,328	235,814	246,883	109,838	10,051	629,914
Individually evaluated for impairment	276	449	4,441	1,548	—	6,714
Collectively evaluated for impairment	27,052	235,365	242,442	108,290	10,051	623,200

Impaired loans and the related allowance at December 31, 2021 and 2020, were as follows (in thousands):

	December 31, 2021
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$—	$—	$—	$—	$—	$91	$—
Secured by 1-4 family	889	766	—	766	—	429	9
Other real estate loans	40	29	—	29	—	2,384	—
Commercial and industrial	1,673	—	1,509	1,509	55	1,613	—
Total	$2,602	$795	$1,509	$2,304	$55	$4,517	$9

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$325	$276	$—	$276	$—	$344	$—
Secured by 1-4 family	568	449	—	449	—	517	1
Other real estate loans	4,492	171	4,270	4,441	2,065	2,623	109
Commercial and industrial	1,582	—	1,548	1,548	158	393	77
Total	$6,967	$896	$5,818	$6,714	$2,223	$3,877	$187

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

As of December 31, 2021, loans classified as TDRs and included in impaired loans in the disclosure above totaled $1.6 million. At December 31, 2021, none of the loans classified as TDRs were performing under the restructured terms and all were considered non-performing assets. There were $6.0 million in TDRs at December 31, 2020, none of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified as TDRs during the year ended December 31, 2021. The TDRs described above increased the specific reserve component of the allowance for loan losses by $55 thousand at December 31, 2021.

In response to the COVID-19 pandemic, the Company created and implemented a loan payment deferral program for individual and business customers beginning in the first quarter of 2020, which provided them the opportunity to defer monthly payments for 90 days. As of December 31, 2021, there were no loans remaining in the program. These loans were not considered TDRs because they were modified in accordance with relief provisions of the CARES Act and recent interagency regulatory guidance.

During the fourth quarter of 2020, the Company modified terms of certain loans for customers that continued to be negatively impacted by the COVID-19 pandemic. The loan modifications lowered borrower loan payments by allowing interest only payments for periods ranging between 6 and 24 months. As of December 31, 2021, loans that were modified totaled $11.5 million. These loans were not considered TDRs because they were modified in accordance with relief provisions of the CARES Act.

For the years ended December 31, 2021 and 2020, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Management defines default as over 90 days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

There were no non-accrual loans excluded from impaired loan disclosure at December 31, 2021 and December 31, 2020. Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $155 thousand and $271 thousand during the years ended December 31, 2021 and 2020, respectively.

Note 5. Other Real Estate Owned

Changes in the balance for OREO during the years ended  December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Balance at the beginning of year, gross	$—	$—
Transfers in	130	—
Acquired in merger	2,137	—
Sales proceeds	(288)	—
Gain on disposition	8	—
Balance at the end of year, gross	$1,987	$—
Less: valuation allowance	(139)	—
Balance at the end of year, net	$1,848	$—

There were no residential real estate properties included in the ending OREO balances at December 31, 2021 and 2020. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2021.

The Company acquired $2.1 million of OREO in the acquisition of Fincastle including $1.8 million of real estate and buildings formerly used as bank premises by Fincastle. The Company will not place these properties into service as bank premises and has designated them as held for sale. Net expenses applicable to OREO, other than the valuation allowance and gain on disposition, were $34 thousand for the year ended December 31, 2021. The Bank did not have any expenses applicable to OREO for the year ended December 31, 2020.

Note 6. Premises and Equipment

Premises and equipment are summarized as follows at December 31, 2021 and 2020 (in thousands):

	2021	2020
Land	$5,486	$4,717
Buildings and leasehold improvements	22,158	19,816
Furniture and equipment	8,814	7,550
Construction in process	—	16
	$36,458	$32,099
Less accumulated depreciation	14,055	12,780
	$22,403	$19,319

Depreciation expense included in operating expenses for 2021 and 2020 was $1.4 million and $1.3 million, respectively.

Note 7. Deposits

The aggregate amount of time deposits, in denominations of $250 thousand or more, was $19.3 million and $12.9 million at December 31, 2021 and 2020, respectively.

The Bank obtains certain deposits through the efforts of third-party brokers. At December 31, 2021 and 2020, brokered deposits totaled $660 thousand and $596 thousand, respectively, and were included in time deposits on the Company’s consolidated financial statements.

At December 31, 2021, the scheduled maturities of time deposits were as follows (in thousands):

2022	$87,845
2023	24,551
2024	11,599
2025	11,827
2026	9,744
Thereafter	—
$145,566

Note 8. Other Borrowings

The Company had an unsecured line of credit totaling $5.0 million with a non-affiliated bank at December 31, 2021. There were no borrowings outstanding on the line of credit at December 31, 2021. The interest rate on the line of credit floats at Wall Street Journal Prime Rate plus 0.25%, with a floor of 3.50%, and matures on March 25, 2026.

The Bank had unused lines of credit totaling $240.4 million and $237.7 million available with non-affiliated banks at December 31, 2021 and 2020, respectively. These amounts primarily consist of a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $155.7 million at December 31, 2021. The Bank had collateral pledged on the borrowing line at December 31, 2021 and 2020 including real estate loans totaling $205.8 million and $221.1 million, respectively, and FHLB stock with a book value of $701 thousand and $818 thousand, respectively. The Bank did not have borrowings from the FHLB at December 31, 2021 and 2020.

Note 9. Subordinated Debt

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million. The note had a fixed interest rate of 6.75% per annum. Debt issuance costs related to the note were fully amortized at December 31, 2021. The note had a maturity date of October 1, 2025. The Company prepaid the note in full on January 1, 2022.

On June 29, 2020, the Company issued an interest only subordinated term note due 2030 in the aggregate principal amount of $5.0 million. The note initially bears interest at a fixed rate of 5.50% per annum. Beginning July 1, 2025, the interest rate shall reset quarterly to an interest rate per annum equal to the current three-month Secured Overnight Financing Rate (SOFR), plus 510 basis points. Unamortized debt issuance costs related to the note were $7 and $9 thousand at December 31, 2021 and 2020. The note has a maturity date of July 1, 2030. Subject to regulatory approval, the Company may prepay the note, in part or in full, beginning on July 1, 2025 through maturity, at the Company's option, on any scheduled interest payment date. The note contains customary events of default such as the bankruptcy of the Company and the non-payment of principal or interest when due. The holder of the note may accelerate the repayment of the note only in the event of bankruptcy or similar proceedings and not for any other event of default. The note is an unsecured, subordinated obligation of the Company and it ranks junior in right of payment to the Company’s existing and future senior indebtedness and to the Company’s obligations to its general creditors. The note ranks equally with all other unsecured subordinated debt, except any which by its terms is expressly stated to be subordinated to the note.  The note ranks senior to all current and future junior subordinated debt obligations, preferred stock, and common stock of the Company. The note is not convertible into common stock or preferred stock, and is not callable by the holder.

Note 10. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2021 and 2020 was 2.82% and 2.83%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2021 and 2020 was 1.81% and 1.83%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

Note 11. Income Taxes

The Company is subject to U.S. federal and Virginia income tax as well as bank franchise tax in the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2017.

Net deferred tax assets consisted of the following components at December 31, 2021 and 2020 (in thousands):

	2021	2020
Deferred Tax Assets
Allowance for loan losses	$1,199	$1,572
Acquisition accounting adjustments, net	822	—
Post-retirement benefits	156	101
Core deposit intangible	309	381
Unvested stock-based compensation	45	31
Reserve for letter of credit losses	66	—
Limited partnership investments	8	8
Lease liability	60	72
Housing tax credit	24	—
Unrealized loss on securities available for sale	118	—
NOL carryover - acquired from Fincastle	1,548	—
Loan origination fees, net	183	328
	$4,538	$2,493
Deferred Tax Liabilities
Depreciation	$750	$663
Right of use asset	61	73
Housing equity fund	12	—
Unrealized gains on securities available for sale	—	813
Other real estate owned	158	—
Cash flow hedges	198	91
	$1,179	$1,640
Net deferred tax assets	$3,359	$853

The income tax expense for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	2021	2020
Current tax expense	$4,268	$2,972
Deferred tax benefit	(1,682)	(923)
	$2,586	$2,049

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2021 and 2020, due to the following (in thousands):

	2021	2020
Computed tax expense at statutory federal rate	$2,718	$2,290
Increase in income taxes resulting from:
Merger expenses	165	—
Other	28	10
Decrease in income taxes resulting from:
Tax-exempt interest and dividend income	(214)	(153)
Income from bank owned life insurance	(111)	(98)
	$2,586	$2,049

Note 12. Funds Restrictions and Reserve Balance

Transfers of funds from the banking subsidiary to the parent company in the form of loans, advances, and cash dividends are restricted by federal and state regulatory authorities. At December 31, 2021, the aggregate amount of unrestricted funds which could be transferred from the banking subsidiary to the parent company, without prior regulatory approval, totaled $13.4 million. The amount of unrestricted funds is generally determined by subtracting the total dividend payments of the Bank from the Bank’s net income for that year, combined with the Bank’s retained net income for the preceding two years.

The Bank is typically required to maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act.  The Federal Reserve adopted a rule in March 2020 eliminating the reserve requirement.  There were no required balances at  December 31, 2021 or December 31, 2020

Note 13. Benefit Plans

401(k) Plan

The Company maintains a 401(k) plan (the Plan) for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the Plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution based on years of service to participants who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two Plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the Plan each year based on overall performance, profitability, and other economic factors. For the years ended December 31, 2021 and 2020, expense attributable to the Plan amounted to $965 thousand and $815 thousand, respectively.

Supplemental Executive Retirement Plans

On March 15, 2019, the Company entered into supplemental executive retirement plans and participation agreements with three of its employees. The retirement benefits are fixed and provide for retirement benefits payable in 180 monthly installments. The contribution expense totaled $264 thousand for the years ended December 31, 2021 and 2020, respectively, and was solely funded by the Company.

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

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2021 and 2020 (dollars in thousands, except per share data):

	2021	2020
(Numerator):
Net income	$10,359	$8,858
(Denominator):
Weighted average shares outstanding – basic	5,550,589	4,878,139
Potentially dilutive common shares – restricted stock units	8,492	2,127
Weighted average shares outstanding – diluted	5,559,081	4,880,266
Income per common share
Basic	$1.87	$1.82
Diluted	$1.86	$1.82

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

At December 31, 2021 and 2020, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2021	2020
Commitments to extend credit and unfunded commitments under lines of credit	$161,428	$114,892
Stand-by letters of credit	18,904	10,675

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

At December 31, 2021, the Bank had $4.6 million in locked-rate commitments to originate mortgage loans.   There were no loans held for sale at December 31, 2021. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

The Bank has cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2021 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $22 thousand.

Note 16. Transactions with Related Parties

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. In management’s opinion, these transactions were made on substantially the same terms as those prevailing for other customers.

At December 31, 2021 and 2020, these loans totaled $1.6 million and $1.3 million, respectively. During 2021, total principal additions were $9.2 million and total principal payments were $8.9 million.  Included in principal additions is $9.2 million acquired from Fincastle.

Deposits from related parties held by the Bank at December 31, 2021 and 2020 amounted to $17.3 million and $6.9 million, respectively.

Note 17. Lease Commitments

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

Options to extend, residual value guarantees, and restrictions and covenants

Of the Company's eight leases, six leases offer the option to extend the lease. The calculation of the lease liability includes the additional time and lease payments for options which the Company is reasonably certain it will exercise. None of the Company's leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following table presents the operating lease right-of-use asset and operating lease liability as of December 31, 2021 and 2020 (in thousands):

	Classification in the Consolidated Balance Sheets	2021	2020
Operating lease right-of-use asset	Other assets	$290	$347
Operating lease liability	Accrued interest payable and other liabilities	284	341

The following table presents the weighted average remaining operating lease term and the weighted average discount rate for operating leases as of December 31, 2021 and 2020:

	2021	2020
Weighted average remaining lease term, in years	2.8	3.2
Weighted average discount rate	2.65%	1.72%

The following table presents the components of operating lease expense and supplemental cash flow information for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Lease Expense
Operating lease expense	$154	$135
Short-term lease expense	14	2
Total lease expense (1)	$168	$137

Cash paid for amounts included in lease liability	$156	$138

(1)	Included in occupancy expense in the Company's consolidated statements of income.

The following table presents a maturity schedule of undiscounted cash flows that contribute to the operating lease liability as of December 31, 2021 (in thousands):

Twelve months ending December 31, 2022	$144
Twelve months ending December 31, 2023	72
Twelve months ending December 31, 2024	46
Twelve months ending December 31, 2025	27
Twelve months ending December 31, 2026	—
Total undiscounted cash flows	$289
Less: discount	(5)
Operating lease liability	$284

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

The Company issued 7,861 and 9,449 common shares to the DRIP during the years ended December 31, 2021 and 2020, respectively.

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

The following tables present the balances of assets measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands).

		Fair Value Measurements at December 31, 2021
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$39,658	$—	$39,658	$—
U.S. agency and mortgage-backed securities	176,379	—	176,379	—
Obligations of states and political subdivisions	71,438	—	71,438	—
Corporate debt securities	2,020	—	2,020	—
Total securities available for sale	$289,495	$—	$289,495	$—
Derivatives - cash flow hedges	941	—	941	—
Total assets	$290,436	$—	$290,436	$—

		Fair Value Measurements at December 31, 2020
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. agency and mortgage-backed securities	$101,598	$—	$101,598	$—
Obligations of states and political subdivisions	38,627	—	38,627	—
Total securities available for sale	$140,225	$—	$140,225	$—
Derivatives - cash flow hedges	431	—	431	—
Total assets	$140,656	$—	$140,656	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2021 and 2020.

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2021 and 2020 (dollars in thousands).

		Fair Value Measurements at December 31, 2021
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$1,454	$—	$—	$1,454

		Fair Value Measurements at December 31, 2020
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net	$3,595	$—	$—	$3,595

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Impaired loans, net	1,454	Present value of cash flows	Discount rate	6.50%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Impaired loans, net	$2,205	Property appraisals	Selling cost	10.00%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2021 and 2020 are as follows (in thousands):

		Fair Value Measurements at December 31, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$176,006	$176,006	$—	$—	$176,006
Securities available for sale	289,495	—	289,495	—	289,495
Securities held to maturity	33,441	—	33,617	—	33,617
Restricted securities	1,813	—	1,813	—	1,813
Loans held for sale	—	—	—	—	—
Loans, net	819,408	—	—	827,248	827,248
Bank owned life insurance	24,294	—	24,294	—	24,294
Accrued interest receivable	3,903	—	3,903	—	3,903
Derivatives - cash flow hedges	941	—	941	—	941
Financial Liabilities
Deposits	$1,248,752	$—	$1,103,186	$145,101	$1,248,287
Subordinated debt	9,993	—	—	8,932	8,932
Junior subordinated debt	9,279	—	—	8,145	8,145
Accrued interest payable	152	—	152	—	152

		Fair Value Measurements at December 31, 2020 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and short-term investments	$127,297	$127,297	$—	$—	$127,297
Securities available for sale	140,225	—	140,225	—	140,225
Securities held to maturity	14,234	—	13,138	1,605	14,743
Restricted securities	1,875	—	1,875	—	1,875
Loans held for sale	245	—	245	—	245
Loans, net	622,429	—	—	633,638	633,638
Bank owned life insurance	17,916	—	17,916	—	17,916
Accrued interest receivable	2,717	—	2,717	—	2,717
Derivatives - cash flow hedges	431	—	431	—	431
Financial Liabilities
Deposits	$842,461	$—	$742,264	$101,154	$843,418
Subordinated debt	9,991	—	—	10,304	10,304
Junior subordinated debt	9,279	—	—	10,364	10,364
Accrued interest payable	134	—	134	—	134

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined in the regulations), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 2021 and December 31, 2020, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2021, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at December 31, 2021 and December 31, 2020 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021:
Total Capital (to Risk-Weighted Assets)	$125,934	14.76%	$68,237	8.00%	$85,296	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$120,224	14.09%	$51,178	6.00%	$68,237	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$120,224	14.09%	$38,383	4.50%	$55,442	6.50%
Tier 1 Capital (to Average Assets)	$120,224	8.82%	$54,497	4.00%	$68,121	5.00%
December 31, 2020:
Total Capital (to Risk-Weighted Assets)	$91,243	15.82%	$46,129	8.00%	$57,661	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$84,032	14.57%	$34,597	6.00%	$46,129	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$84,032	14.57%	$25,948	4.50%	$37,480	6.50%
Tier 1 Capital (to Average Assets)	$84,032	8.80%	$38,187	4.00%	$47,733	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. Accordingly, the Bank was required to maintain a capital conservation buffer of 2.50% at December 31, 2021 and December 31, 2020, respectively. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of December 31, 2021 and December 31, 2020, the capital conservation buffer of the Bank was 6.76% and 7.82%, respectively.

Note 21. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$724	$—	$724
Unrealized holding gains (net of tax, $629)	2,366	—	2,366
Reclassification adjustment (net of tax, $8)	(32)	—	(32)
Change in fair value (net of tax, $91)	—	340	340
Change during period	2,334	340	2,674
Balance at December 31, 2020	$3,058	$340	$3,398
Unrealized holding losses (net of tax, ($923))	(3,474)	—	(3,474)
Reclassification adjustment (net of tax, ($8))	(29)	—	(29)
Change in fair value (net of tax, $107)	—	403	403
Change during period	(3,503)	403	(3,100)
Balance at December 31, 2021	$(445)	$743	$298

The following table presents information related to reclassifications from accumulated other comprehensive income (loss) for the years ended December 31, 2021 and 2020 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	For the year ended December 31,
	2021	2020
Securities available for sale:
Net securities gains reclassified into earnings	$(37)	$(40)	Net gains on securities available for sale
Related income tax expense	8	8	Income tax expense
Total reclassifications	$(29)	$(32)	Net of tax

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

During 2021, the Company granted and issued 6,000 shares of common stock to members of the Board of Directors for their dedicated service and support. Compensation expense related to stock awards totaled $127 thousand and $50 thousand for the years ended December 31, 2021 and 2020, respectively.

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

On February 23, 2021, 13,094 restricted stock units were granted to employees with 2,026 units vesting immediately, 4,040 units subject to a two year vesting schedule with one half of the units vesting each year on the grant date anniversary, and 7,028 units vesting after five years.  On July 1, 2021, an additional 3,000 restricted stock units were granted to employees.  These units are subject to a two year vesting schedule with 1,500 of the units vesting on February 23 of each year.  On October 13, 2021, an additional 7,000 restricted stock units were granted to employees.  These units are subject to a five year vesting schedule with 1,000 units vesting after three years and 6,000 units vesting after five years.  The recipients do not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipients become the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	2021
	Shares	Weighted Average Grant Date Fair Value
Unvested, January 1, 2021	15,858	$20.40
Granted	23,094	19.39
Vested	(8,073)	19.84
Forfeited	(98)	18.41
Unvested, December 31, 2021	30,781	$19.79

At December 31, 2021, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $236 thousand. This expense is expected to be recognized through 2024. Compensation expense related to restricted stock unit awards recognized for the years ended December 31, 2021 and 2020 totaled $226 thousand and $240 thousand, respectively.

Note 23. Revenue Recognition

Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of ASC topic 606. Gains and losses on investment securities, derivatives, financial guarantees, and sales of financial instruments are similarly excluded from the scope. The guidance is applicable to noninterest revenue streams such as service charges on deposit accounts, ATM and check card fees, wealth management fees, and fees for other customer services. Noninterest revenue streams within the scope of Topic 606 are discussed below.

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

Brokered mortgage fees

Brokered mortgage fees are comprised of loan fee income earned from generating loans in the secondary market.  Brokered mortgage fee income is recognized at loan closing.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Noninterest Income
Service charges on deposit accounts	$2,061	$2,028
ATM and check card fees	2,930	2,314
Wealth management fees	2,712	2,208
Brokered mortgage fees	539	356
Fees for other customer services	777	587
Noninterest income (in-scope of Topic 606)	$9,019	$7,493
Noninterest income (out-of-scope of Topic 606)	1,168	761
Total noninterest income	$10,187	$8,254

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges, as discussed in Note 1 to the Consolidated Financial Statements. Changes in fair value of these designated hedging instruments is reported as a component of other comprehensive income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of December 31, 2021, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  December 31, 2021 and 2020 (in thousands):

	2021
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$941	$—	$—

	2020
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$431	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

Note 25. Acquisitions

Acquisition of the Bank of Fincastle

On July 1, 2021, the Company completed its acquisition of Fincastle for an aggregate purchase price of $33.8 million of cash and stock. The Company paid cash consideration of $6.8 million and issued 1,348,065 shares of its common stock to the shareholders of Fincastle. Upon completion of the transaction, Fincastle was merged with and into First Bank. At the time of closing of the acquisition, The Bank of Fincastle had six retail bank offices operating in the greater Roanoke region of Virginia. The former Fincastle branches continued to operate as The Bank of Fincastle, a division of First Bank, until the systems were converted on October 16, 2021. As of June 30, 2021, Fincastle reported total assets of $267.9 million, total loans of $194.5 million and total deposits of $236.3 million. For the year ended December 31, 2021, the Company recorded merger related expenses of $3.4 million in connection with the acquisition of Fincastle. The Company estimates that it will incur aggregate costs related to the merger of $3.4 million, with $20 thousand of merger related expenses expected to be recorded in the first and second quarters of 2022.

Acquisition of SmartBank Loan Portfolio

On September 30, 2021, the Bank acquired $82.0 million of loans and certain fixed assets from SmartBank related to its Richmond area branch, located in Glen Allen, Virginia. First Bank paid cash consideration of $83.7 million for the loans and fixed assets. Additionally, an experienced team of bankers based out of the SmartBank location have transitioned to become employees of First Bank. First Bank did not assume any deposit liabilities from SmartBank in connection with the transaction, and SmartBank closed their branch operation on December 31, 2021. First Bank assumed the facility lease at the branch on December 31, 2021 and now operates a loan production office in the location of the former SmartBank branch.  First Bank’s assumption of the lease and acquisition of the remaining branch assets was completed in the fourth quarter of 2021.  The Company incurred $101 thousand of expenses related to the acquisition of loans and fixed assets during 2021.

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

(Dollars in thousands)	Bank of Fincastle	SmartBank	Total
Purchase price:
Cash paid	$6,752	$83,745	$90,497
Common stock issued	27,069	-	27,069
Total purchase price	$33,821	$83,745	$117,566

Identifiable assets acquired:
Cash and due from banks	$46,158	$-	$46,158
Federal funds sold	120	-	120
Securities, AFS, at fair value	12,112	-	12,112
Restricted securities	183	-	183
Loans, net of ALLL	194,617	81,637	276,254
Bank premises and equipment	3,471	172	3,643
Accrued interest receivable	1,588	143	1,731
OREO	2,137	-	2,137
BOLI	5,852	-	5,852
Other assets	4,259	-	4,259
Total identifiable assets acquired	$270,497	$81,952	$352,449

Identifiable liabilities assumed:
Demand deposits & savings accounts	$184,535	$-	$184,535
Time deposits	52,246	-	52,246
Accrued expenses and other liabilities	1,132	-	1,132
Total identifiable liabilities assumed	$237,913	$-	$237,913

Net identifiable assets acquired at fair value	$32,584	$81,952	$114,536

Goodwill resulting from acquisitions	$1,237	$1,793	$3,030

The following table presents certain unaudited pro forma information as if the acquisition had taken place on January 1, 2020. These results combine the historical results of Fincastle and the Company for the period prior to the merger. While certain adjustments were made for estimated effects resulting from the application of the acquisition method, including certain fair value adjustments, this pro forma information is not indicative of what would have occurred had the acquisition actually taken place on January 1, 2020. Pro forma adjustments for the year ended December 31, 2021 and December 31, 2020 include the net impact of accretion of loan discounts related to market interest rates, amortization of premiums on deposits, amortization of intangible assets and related income taxes. Unaudited pro forma net income for the years ended December 31, 2021 and 2020 includes after tax merger related expenses of $3.4 million, or $(0.61) per share. These amounts include $629 thousand recorded by Fincastle prior to the merger, which was primarily related to fees paid for legal and financial advisors.  Unaudited pro forma net income also includes provision for loan losses recorded by Fincastle for loans that were recorded by the Corporation at fair value upon acquisition and have no allowance for loan losses in the books of the Corporation. Additionally, the Company expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below.

	Unaudited Pro Forma	Unaudited Pro Forma
	Twelve Months Ended	Twelve Months Ended
(Dollars in thousands, except per share amounts)	December 31, 2021	December 31, 2020
Total revenues (net interest income plus noninterest income)	$42,116	$43,234
Net income	$9,826	$7,660
Net income per share, basic	$1.77	$1.57
Net income per share, diluted	$1.77	$1.57

The revenue and earnings amounts specific to SmartBank since the acquisition date that are included in the consolidated results for 2021 and 2020 are not readily determinable.  The disclosures of these amounts are impracticable due to the merging of certain processes and systems at the acquisition date. Merger related expenses associated with the acquisition of Fincastle and SmartBank combined totaled $3.5 million through December 31, 2021. These costs included the integration of systems and operations and legal and consulting expenses, which have been expensed as incurred.  Additional merger related expenses of $20 thousand are expected to be incurred throughout the first and second quarters of 2022.

Note 26. Subsequent Events

On October 30, 2015, the Company entered into a Subordinated Loan Agreement (the Agreement) pursuant to which the Company issued an interest only subordinated term note due 2025 in the aggregate principal amount of $5.0 million. The note had a fixed interest rate of 6.75% per annum and  a maturity date of October 1, 2025. The Company prepaid the note in full on January 1, 2022.

Note 27. Parent Company Only Financial Statements

FIRST NATIONAL CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2021 and 2020

(in thousands)

	2021	2020
Assets
Cash	$7,303	$16,440
Investment in subsidiaries, at cost, plus undistributed net income	122,964	87,109
Other assets	6,256	740
Total assets	$136,523	$104,289
Liabilities and Shareholders’ Equity
Subordinated debt	$9,993	$9,991
Junior subordinated debt	9,279	9,279
Other liabilities	212	103
Total liabilities	$19,484	$19,373
Preferred stock	$—	$—
Common stock	7,785	6,075
Surplus	31,966	6,151
Retained earnings	76,990	69,292
Accumulated other comprehensive income, net	298	3,398
Total shareholders’ equity	$117,039	$84,916
Total liabilities and shareholders’ equity	$136,523	$104,289

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Income

Years Ended December 31, 2021 and 2020

(in thousands)

	2021	2020
Income
Dividends from subsidiary	$6,000	$6,600
Total income	$6,000	$6,600
Expense
Interest expense	$889	$794
Supplies	56	3
Legal and professional fees	107	215
Data processing	29	29
Management fee-subsidiary	305	294
Other expense	104	80
Total expense	$1,490	$1,415
Income before allocated tax benefits and undistributed income of subsidiary	$4,510	$5,185
Allocated income tax benefit	312	297
Income before equity in undistributed income of subsidiary	$4,822	$5,482
Equity in undistributed income of subsidiary	5,537	3,376
Net income	$10,359	$8,858

FIRST NATIONAL CORPORATION

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2021 and 2020

(in thousands)

	2021	2020
Cash Flows from Operating Activities
Net income	$10,359	$8,858
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(5,537)	(3,376)
Stock-based compensation	354	290
Amortization of debt issuance costs	2	18
(Increase) decrease in other assets	(5,020)	3
Increase in other liabilities	1	4
Net cash (used in) provided by operating activities	$159	$5,797
Cash Flows from Investing Activities
Net cash paid in acquisition of The Bank of Fincastle	$(6,752)	$—
Net cash used in investing activities	$(6,752)	$—
Cash Flows from Financing Activities
Proceeds from subordinated debt, net of issuance costs	$—	$4,990
Cash dividends paid on common stock, net of reinvestment	(2,505)	(2,007)
Repurchase of common stock	(39)	(2,118)
Net cash (used in) provided by financing activities	$(2,544)	$865
(Decrease) increase in cash and cash equivalents	$(9,137)	$6,662
Cash and Cash Equivalents
Beginning	16,440	9,778
Ending	$7,303	$16,440

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company's disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information required to be set forth in the Company's periodic reports.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on the assessment, management believes that, as of December 31, 2021, the Company's internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting during the Company's fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth under the headings “Election of Directors – Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” “Committees” and “Director Selection Process” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders (the Proxy Statement), which information is incorporated herein by reference.

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

Item 14.	Principal Accountant Fees and Services

Information required by this Item is set forth under the headings “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the Proxy Statement, which information is incorporated herein by reference.

The Independent Registered Public Accounting Firm for the financial statements as of December 31, 2021 and for the two years then ended was Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613), located in Winchester, Virginia.

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

		3.3	By-laws of First National Corporation (as amended July 1, 2021), attached as Exhibit 3.1 to the Current Report on Form 8-K filed July 1, 2021 and incorporated by reference herein.
		4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Company’s Form 10 filed with SEC on May 2, 1994) (paper filing).
		4.2	Description of Securities (incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).
		4.3	Form of 5.50% Fixed to Floating Rate Subordinated Note due 2030 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed July 6, 2020).
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
101

The following materials from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

		104	The cover page from First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included with Exhibit 101).

	(b)	Exhibits

See Item 15(a)(3) above.

	(c)	Financial Statement Schedules

See Item 15(a)(2) above.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL CORPORATION

By:	/s/ Scott C. Harvard

President and Chief Executive Officer
(on behalf of the registrant and as principal executive officer)

Date:	March 30, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott C. Harvard	Date:	March 30, 2022
President & Chief Executive Officer Director
(principal executive officer)

/s/ M. Shane Bell	Date:	March 30, 2022
Executive Vice President & Chief Financial Officer
(principal financial officer and principal accounting officer)

/s/ Elizabeth H. Cottrell	Date:	March 30, 2022
Chairman of the Board of Directors

/s/ Gerald F. Smith, Jr.	Date:	March 30, 2022
Vice Chairman of the Board of Directors

/s/ Jason C. Aikens	Date:	March 30, 2022
Director

/s/ Emily Marlow Beck	Date:	March 30, 2022
Director

/s/ Boyce E. Brannock	Date:	March 30, 2022
Director

/s/ W. Michael Funk	Date:	March 30, 2022
Director

/s/ James R. Wilkins, III	Date:	March 30, 2022
Director

/s/ Kirtesh Patel	Date:	March 30, 2022
Director

/s/ C. Ray Sprinkle	Date:	March 30, 2022
Director

/s/ George E. Holt, III	Date:	March 30, 2022
Director