Form 10-Q
period 2022-03-31
FIRST NATIONAL CORP /VA/
filed 2022-05-16
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 11, 2022, 6,249,784 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	March 31,	December 31,
	2022	2021*
Assets
Cash and due from banks	$19,989	$18,725
Interest-bearing deposits in banks	129,801	157,281
Securities available for sale, at fair value	284,893	289,495
Securities held to maturity, at amortized cost (fair value, 2022, $78,297; 2021, $33,617)	81,640	33,441
Restricted securities, at cost	1,908	1,813
Loans, net of allowance for loan losses, 2022, $5,828; 2021, $5,710	830,595	819,408
Other real estate owned, net of valuation allowance	1,767	1,848
Premises and equipment, net	22,278	22,403
Accrued interest receivable	4,056	3,903
Bank owned life insurance	24,438	24,294
Goodwill	3,030	3,030
Core deposit intangibles, net	150	154
Other assets	13,117	13,642
Total assets	$1,417,662	$1,389,437

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$417,776	$413,188
Savings and interest-bearing demand deposits	734,051	689,998
Time deposits	141,065	145,566
Total deposits	$1,292,892	$1,248,752
Subordinated debt, net of issuance cost	4,994	9,993
Junior subordinated debt, net of issuance cost	9,279	9,279
Accrued interest payable and other liabilities	3,934	4,374
Total liabilities	$1,311,099	$1,272,398

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2022, 6,249,784 shares; 2021, 6,228,176 shares	7,812	7,785
Surplus	32,298	31,966
Retained earnings	79,845	76,990
Accumulated other comprehensive (loss) income, net	(13,392)	298
Total shareholders’ equity	$106,563	$117,039
Total liabilities and shareholders’ equity	$1,417,662	$1,389,437

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Interest and Dividend Income
Interest and fees on loans	$9,496	$7,143
Interest on deposits in banks	70	33
Interest and dividends on securities:
Taxable interest	1,132	717
Tax-exempt interest	305	180
Dividends	21	22
Total interest and dividend income	$11,024	$8,095
Interest Expense
Interest on deposits	$340	$363
Interest on subordinated debt	69	154
Interest on junior subordinated debt	67	66
Total interest expense	$476	$583
Net interest income	$10,548	$7,512
Provision for loan losses	—	—
Net interest income after provision for loan losses	$10,548	$7,512
Noninterest Income
Service charges on deposit accounts	$609	$442
ATM and check card fees	750	601
Wealth management fees	803	643
Fees for other customer services	233	182
Brokered mortgage fees	94	104
Income from bank owned life insurance	144	113
Net gains on securities available for sale	—	37
Net gains on sale of mortgage loans held for sale	—	7
Other operating income	78	14
Total noninterest income	$2,711	$2,143
Noninterest Expense
Salaries and employee benefits	$5,124	$3,555
Occupancy	572	447
Equipment	559	431
Marketing	151	106
Supplies	136	88
Legal and professional fees	333	737
ATM and check card expense	303	231
FDIC assessment	152	69
Bank franchise tax	216	168
Data processing expense	236	204
Amortization expense	4	14
Other real estate owned expense, net	28	—
Other operating expense	830	600
Total noninterest expense	$8,644	$6,650

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of (Loss) Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Income before income taxes	$4,615	$3,005
Income tax expense	886	569
Net income	$3,729	$2,436
Earnings per common share
Basic	$0.60	$0.50
Diluted	$0.60	$0.50

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Net income	$3,729	$2,436
Other comprehensive (loss), net of tax,
Unrealized holding gains (losses) on available for sale securities, net of tax ($3,786) and ($432) for the three months ended March 31, 2022 and 2021, respectively	(14,243)	(1,625)
Reclassification adjustment for gains included in net income, net of tax $0 and ($8) for the three months ended March 31, 2022 and 2021, respectively	—	(29)
Change in fair value of cash flow hedges, net of tax $146 and $196 for the three months ended March 31, 2022 and 2021, respectively	553	738
Total other comprehensive (loss)	(13,690)	(916)
Total comprehensive (loss) income	$(9,961)	$1,520

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$3,729	$2,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	378	323
Amortization of core deposit intangibles	4	14
Amortization of debt issuance costs	1	1
Origination of mortgage loans held for sale	—	(318)
Proceeds from sale of mortgage loans held for sale	—	570
Net gains on sales of mortgage loans held for sale	—	(7)
Net gains on securities available for sale	—	(37)
Net losses on sale of other real estate owned	12	—
Increase in cash value of bank owned life insurance	(144)	(113)
Accretion of discounts and amortization of premiums on securities, net	320	214
Accretion of premium on time deposits	(67)	(3)
Accretion of certain acquisition-related loan discounts, net	(367)	—
Stock-based compensation	485	74
Excess tax benefits on stock-based compensation	4	3
Losses (gains) on disposal of premises and equipment, net	2	(12)
Deferred income tax benefit	200	(95)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(153)	108
Decrease (increase) in other assets	4,660	(700)
(Decrease) increase in accrued interest payable and other liabilities	(440)	2,592
Net cash provided by operating activities	$8,624	$5,050
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$7,422	$13,425
Proceeds from maturities, calls, and principal payments of securities held to maturity	813	786
Purchases of securities available for sale	(21,147)	(35,189)
Purchases of securities held to maturity	(49,034)	—
Net (purchase) redemption of restricted securities	(95)	244
Purchase of premises and equipment	(195)	(91)
Proceeds from sale of premises and equipment	—	12
Proceeds from sale of other real estate owned	9	—
Net increase in loans	(10,820)	(8,287)
Net cash used in investing activities	$(73,047)	$(29,100)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$48,641	$76,028
Net decrease in time deposits	(4,434)	(2,429)
Repayment of subordinated debt, net of issuance costs	(5,000)	—
Cash dividends paid on common stock, net of reinvestment	(817)	(545)
Repurchase of common stock, stock incentive plan	(183)	(39)
Net cash provided by financing activities	$38,207	$73,015
Increase in cash and cash equivalents	$(26,216)	$48,965
Cash and Cash Equivalents
Beginning	$176,006	$127,297
Ending	$149,790	$176,262
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$486	$543
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized (losses) gains on securities available for sale	$(18,030)	$(2,094)
Change in fair value of cash flow hedges	$699	$934
Transfer from other real estate owned to premises and equipment	$60	$—
Issuance of common stock, dividend reinvestment plan	$57	$39

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2020	$6,075	$6,151	$69,292	$3,398	$84,916
Net income	—	—	2,436	—	2,436
Other comprehensive income	—	—	—	(916)	(916)
Cash dividends on common stock ($0.12 per share)	—	—	(584)	—	(584)
Stock-based compensation	—	74	—	—	74
Issuance of 2,211 shares common stock, dividend reinvestment plan	3	36	—	—	39
Issuance of 8,073 shares common stock, stock incentive plan	10	(10)	—	—	—
Repurchase of 2,221 shares common stock, stock incentive plan	(2)	(37)	—	—	(39)
Balance, March 31, 2021	$6,086	$6,214	$71,144	$2,482	$85,926

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	$7,785	$31,966	$76,990	$298	$117,039
Net income	—	—	3,729	—	3,729
Other comprehensive (loss)	—	—	—	(13,690)	(13,690)
Cash dividends on common stock ($0.14 per share)	—	—	(874)	—	(874)
Stock-based compensation	—	485	—	—	485
Issuance of 2,757 shares common stock, dividend reinvestment plan	3	54	—	—	57
Issuance of 27,134 shares common stock, stock incentive plan	34	(34)	—	—	—
Repurchase of 8,283 shares common stock, stock incentive plan	(10)	(173)	—	—	(183)
Balance, March 31, 2022	$7,812	$32,298	$79,845	$(13,392)	$106,563

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with guidance provided by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for annual year-end financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2022 and December 31, 2021, the statements of income and comprehensive (loss) income for the three months ended March 31, 2022 and 2021, the cash flows for the three months ended March 31, 2022 and 2021, and the changes in shareholders’ equity for the three months ended March 31, 2022 and 2021. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law in March 2020 as a $2 trillion legislative package, and the American Rescue Plan Act of 2021 was signed into law in March 2021 providing an additional $1.9 trillion in spending to address the continued impact of COVID-19. The goal of these legislative measures is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts may have a material impact on the Company’s operations.

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

Notes to Consolidated Financial Statements (Unaudited)

Adoption of New Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-01, “Derivatives and Hedging (Topic 815), Fair Value Hedging—Portfolio Layer Method.” ASU 2022-01 clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and is intended to better align hedge accounting with an organization’s risk management strategies. In 2017, FASB issued ASU 2017-12 to better align the economic results of risk management activities with hedge accounting. One of the major provisions of that standard was the addition of the last-of-layer hedging method. For a closed portfolio of fixed-rate prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, such as mortgages or mortgage-backed securities, the last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 renames that method the portfolio layer method. For public business entities, ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2022-01 to have a material impact on its consolidated financial statements.

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

Recent Accounting Pronouncements

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

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. Treasury securities	$59,797	$—	$(2,276)	$57,521
U.S. agency and mortgage-backed securities	171,513	140	(10,392)	161,261
Obligations of states and political subdivisions	70,165	148	(6,211)	64,102
Corporate debt securities	2,011	—	(2)	2,009
Total securities available for sale	$303,486	$288	$(18,881)	$284,893
Securities held to maturity:
U.S. agency and mortgage-backed securities	$69,367	$—	$(2,812)	$66,555
Obligations of states and political subdivisions	9,273	12	(543)	8,742
Corporate debt securities	3,000	—	—	3,000
Total securities held to maturity	$81,640	$12	$(3,355)	$78,297
Total securities	$385,126	$300	$(22,236)	$363,190

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. Treasury securities	$39,871	$37	$(250)	$39,658
U.S. agency and mortgage-backed securities	177,131	1,085	(1,837)	176,379
Obligations of states and political subdivisions	71,037	910	(509)	71,438
Corporate debt securities	2,019	1	—	2,020
Total securities available for sale	$290,058	$2,033	$(2,596)	$289,495
Securities held to maturity:
U.S. agency and mortgage-backed securities	$26,392	$124	$(53)	$26,463
Obligations of states and political subdivisions	7,049	118	(13)	7,154
Total securities held to maturity	$33,441	$242	$(66)	$33,617
Total securities	$323,499	$2,275	$(2,662)	$323,112

Ta
ble of Contents

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2022 and December 31, 2021, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	March 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$57,521	$(2,276)	$—	$—	$57,521	$(2,276)
U.S. agency and mortgage-backed securities	126,499	(7,605)	26,536	(2,787)	153,035	(10,392)
Obligations of states and political subdivisions	43,821	(5,529)	5,003	(682)	48,824	(6,211)
Corporate debt securities	2,009	(2)	—	—	2,009	(2)
Total securities available for sale	$229,850	$(15,412)	$31,539	$(3,469)	$261,389	$(18,881)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$66,555	$(2,812)	$—	$—	$66,555	$(2,812)
Obligations of states and political subdivisions	5,991	(543)	—	—	5,991	(543)
Total securities held to maturity	$72,546	$(3,355)	$—	$—	$72,546	$(3,355)
Total securities	$302,396	$(18,767)	$31,539	$(3,469)	$333,935	$(22,236)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$29,656	$(250)	$—	$—	$29,656	$(250)
U.S. agency and mortgage-backed securities	109,950	(1,335)	14,749	(502)	124,699	(1,837)
Obligations of states and political subdivisions	34,611	(500)	1,009	(9)	35,620	(509)
Total securities available for sale	$174,217	$(2,085)	$15,758	$(511)	$189,975	$(2,596)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$5,411	$(53)	$—	$—	$5,411	$(53)
Obligations of states and political subdivisions	999	(13)	—	—	999	(13)
Total securities held to maturity	$6,410	$(66)	$—	$—	$6,410	$(66)
Total securities	$180,627	$(2,151)	$15,758	$(511)	$196,385	$(2,662)

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

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2022, there were 125 out of 146 U.S. agency and mortgage-backed securities, 12 out of 12 U.S. Treasury securities, 70 out of 119 obligations of states and political subdivisions, and zero out of 2 corporate debt securities in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 5.7 years at March 31, 2022. At December 31, 2021, there were six out of eight U.S. Treasury securities, 58 out of 135 U.S. agency and mortgage-backed securities and 37 out of 118 obligations of states and political subdivisions in an unrealized loss position.  One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2021. The weighted-average re-pricing term of the portfolio was 5.2 years at December 31, 2021. The unrealized losses at March 31, 2022 in the U.S. Treasury securities portfolio, U.S. agency and mortgage-backed securities portfolio and the obligations of states and political subdivisions portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at March 31, 2022 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$810	$811	$3,019	$3,022
Due after one year through five years	56,795	55,128	6,501	6,449
Due after five years through ten years	66,160	63,379	11,373	10,892
Due after ten years	179,721	165,575	60,747	57,934
	$303,486	$284,893	$81,640	$78,297

Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2022, and no impairment has been recognized.

The composition of restricted securities at March 31, 2022 and December 31, 2021 was as follows (in thousands):

	March 31, 2022	December 31, 2021
Federal Home Loan Bank stock	$796	$701
Federal Reserve Bank stock	980	980
Community Bankers’ Bank stock	132	132
	$1,908	$1,813

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $529 thousand and $504 thousand at March 31, 2022 and December 31, 2021, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at March 31, 2022 and December 31, 2021 are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Real estate loans:
Construction and land development	$49,308	$55,721
Secured by 1-4 family residential	290,408	291,990
Other real estate loans	384,191	364,921
Commercial and industrial loans	103,682	99,805
Consumer and other loans	8,834	12,681
Total loans	$836,423	$825,118
Allowance for loan losses	(5,828)	(5,710)
Loans, net	$830,595	$819,408

Net deferred loan fees included in the above loan categories were $1.1 million and $871 thousand at March 31, 2022 and December 31, 2021, respectively. Consumer and other loans included $179 thousand and $175 thousand of demand deposit overdrafts at March 31, 2022 and December 31, 2021, respectively.

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

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting. The outstanding principal balance and the carrying amount at  March 31, 2022 of loans acquired in business combinations were as follows:

Acquired Loans-
Purchased
(Dollars in thousands)	Performing
Outstanding principal balance	$201,437

Carrying amount
Real estate loans:
Construction and land development	$14,277
Secured by 1-4 family residential	48,675
Other real estate loans	101,662
Commercial and industrial loans	28,931
Consumer and other loans	4,592
Total acquired loans	$198,137

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$44	$—	$53	$97	$49,211	$49,308	$—	$53
Secured by 1-4 family residential	799	5	200	1,004	289,404	290,408	618	—
Other real estate loans	—	1,012	—	1,012	383,179	384,191	28	—
Commercial and industrial	102	62	—	164	103,518	103,682	1,484	—
Consumer and other loans	23	16	—	39	8,795	8,834	—	—
Total	$968	$1,095	$253	$2,316	$834,107	$836,423	$2,130	$53

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$115	$—	$115	$55,606	$55,721	$—	$—
Secured by 1-4 family residential	1,293	100	372	1,765	290,225	291,990	766	—
Other real estate loans	186	—	—	186	364,735	364,921	29	—
Commercial and industrial	1,474	—	—	1,474	98,331	99,805	1,509	—
Consumer and other loans	56	11	—	67	12,614	12,681	—	—
Total	$3,009	$226	$372	$3,607	$821,511	$825,118	$2,304	$—

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$49,308	$—	$—	$—	$49,308
Secured by 1-4 family residential	289,479	—	929	—	290,408
Other real estate loans	384,163	—	28	—	384,191
Commercial and industrial	102,198	—	1,484	—	103,682
Consumer and other loans	8,834	—	—	—	8,834
Total	$833,982	$—	$2,441	$—	$836,423

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$55,721	$—	$—	$—	$55,721
Secured by 1-4 family residential	290,909	—	1,081	—	291,990
Other real estate loans	364,892	—	29	—	364,921
Commercial and industrial	97,215	1,081	1,509	—	99,805
Consumer and other loans	12,681	—	—	—	12,681
Total	$821,418	$1,081	$2,619	$—	$825,118

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Loan Losses

The following tables present, as of March 31, 2022, December 31, 2021 and March 31, 2021, the total allowance for loan losses, the allowance by impairment methodology, and loans by impairment methodology (in thousands):

	March 31, 2022
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2021	$345	$1,077	$3,230	$718	$340	$5,710
Charge-offs	—	—	—	(8)	(98)	(106)
Recoveries	4	5	2	140	73	224
Provision for (recovery of) loan losses	(1)	(113)	145	(40)	9	—
Ending Balance, March 31, 2022	$348	$969	$3,377	$810	$324	$5,828
Ending Balance:
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	348	969	3,377	810	324	5,828
Loans:
Ending Balance	$49,308	$290,408	$384,191	$103,682	$8,834	$836,423
Individually evaluated for impairment	—	619	28	1,483	—	2,130
Collectively evaluated for impairment	49,308	289,789	384,163	102,199	8,834	834,293

	December 31, 2021
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2020	$306	$1,022	$4,956	$784	$417	$7,485
Charge-offs	—	(15)	(992)	(6)	(434)	(1,447)
Recoveries	6	65	3	7	241	322
Provision for (recovery of) loan losses	33	5	(737)	(67)	116	(650)
Ending Balance, December 31, 2021	$345	$1,077	$3,230	$718	$340	$5,710
Ending Balance:
Individually evaluated for impairment	—	—	—	55	—	55
Collectively evaluated for impairment	345	1,077	3,230	663	340	5,655
Loans:
Ending Balance	$55,721	$291,990	$364,921	$99,805	$12,681	$825,118
Individually evaluated for impairment	—	765	30	1,509	—	2,304
Collectively evaluated for impairment	55,721	291,225	364,891	98,296	12,681	822,814

Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2021
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2020	$306	$1,022	$4,956	$784	$417	$7,485
Charge-offs	—	—	—	—	(66)	(66)
Recoveries	—	2	1	2	62	67
Provision for (recovery of) loan losses	(16)	7	39	46	(76)	—
Ending Balance, March 31, 2021	$290	$1,031	$4,996	$832	$337	$7,486
Ending Balance:
Individually evaluated for impairment	—	—	2,065	123	—	2,188
Collectively evaluated for impairment	290	1,031	2,931	709	337	5,298
Loans:
Ending Balance	$25,720	$236,870	$248,864	$117,545	$9,203	$638,202
Individually evaluated for impairment	269	430	4,567	1,548	—	6,814
Collectively evaluated for impairment	25,451	236,440	244,297	115,997	9,203	631,388

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans and the related allowance at March 31, 2022, December 31, 2021 and March 31, 2021, were as follows (in thousands):

	March 31, 2022
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Secured by 1-4 family residential	$743	$618	$—	$618	$—	$732	$1
Other real estate loans	39	28	—	28	—	29	—
Commercial and industrial	1,680	1,484	—	1,484	—	1,491	—
Total	2,462	2,130	—	2,130	—	2,252	1

	December 31, 2021
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$—	$—	$—	$—	$—	$91	$—
Secured by 1-4 family residential	889	765	—	765	—	429	9
Other real estate loans	40	30	—	30	—	2,384	—
Commercial and industrial	1,673	—	1,509	1,509	55	1,613	—
Total	$2,602	$795	$1,509	$2,304	$55	$4,517	$9

	March 31, 2021
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$323	$269	$—	$269	$—	$273	$—
Secured by 1-4 family residential	556	430	—	430	—	440	—
Other real estate loans	4,619	297	4,270	4,567	2,065	4,443	1
Commercial and industrial	1,639	—	1,548	1,548	123	1,548	—
Total	$7,137	$996	$5,818	$6,814	$2,188	$6,704	$1

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

As of March 31, 2022, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $1.6 million. At March 31, 2022, none of the loans classified as TDRs were performing under the restructured terms and all were considered non-performing assets. There were $1.6 million in TDRs at December 31, 2021, $7 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the three months ended  March 31, 2022 and 2021.

For the three months ended March 31, 2022 and 2021, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

Notes to Consolidated Financial Statements (Unaudited)

During the fourth quarter of 2020, the Company modified terms of certain loans for customers that continued to be negatively impacted by the COVID-19 pandemic. The loan modifications lowered borrower loan payments by allowing interest only payments for periods ranging between 6 and 24 months. As of March 31, 2022, loans that were modified totaled $8.9 million. All modified loans were performing and were not considered TDRs because they were modified in accordance with relief provisions of the CARES Act.

Note 5. Other Real Estate Owned (OREO)

Changes in the balance for OREO during the three months ended March 31, 2022 and the year ended December 31, 2021 are as follows (in thousands):

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Balance at the beginning of year	$1,848	$—
Transfers in	—	130
Transfers to premises and equipment	(60)	—
Acquired in merger	—	1,998
Sales proceeds	(9)	(288)
(Loss) gain on disposition	(12)	8
Balance at the end of period	$1,767	$1,848

There were no residential real estate properties included in the ending OREO balances at March 31, 2022 and December 31, 2021. The Bank did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2022.

Net expenses applicable to OREO, other than the valuation allowance and (loss) gain on disposition, were $12 thousand for the three months ended March 31, 2022.  Net expenses applicable to OREO, other than the valuation allowance and gain on disposition, were $34 thousand for the year ended  March 31, 2022.

Note 6. Other Borrowings

The Company had an unsecured line of credit totaling $5.0 million with a non-affiliated bank at March 31, 2022. There were no borrowings outstanding on the line of credit at March 31, 2022. The interest rate on the line of credit floats at Wall Street Journal Prime Rate plus 0.25%, with a floor of 3.50%, and matures on March 28, 2026.

The Bank had unused lines of credit totaling $247.1 million and $240.4 million available with non-affiliated banks at March 31, 2022 and December 31, 2021, respectively. These consisted of unused federal funds lines of credit totaling $51.0 million and a secured line of credit through the Federal Reserve Bank discount window totaling $48.4 million at March 31, 2022.  The Bank also had a blanket floating lien agreement with the Federal Home Loan Bank of Atlanta (FHLB) in which the Bank can borrow up to 19% of its total assets. The unused line of credit with FHLB totaled $147.7 million at March 31, 2022. The Bank had collateral pledged on the borrowing line at March 31, 2022 and December 31, 2021 including real estate loans totaling $196.4 million and $205.8 million, respectively, and Federal Home Loan Bank stock with a book value of $796 thousand and $701 thousand, respectively. The Bank did not have borrowings from the FHLB at March 31, 2022 and December 31, 2021.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total (as defined), Tier 1 (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of March 31, 2022 and December 31, 2021, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2022, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based capital and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of the capital of the Bank at March 31, 2022 and December 31, 2021 with the minimum regulatory guidelines were as follows (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total Capital (to Risk-Weighted Assets)	$128,567	14.44%	$71,210	8.00%	$89,013	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$122,739	13.79%	$53,408	6.00%	$71,210	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$122,739	13.79%	$40,056	4.50%	$57,858	6.50%
Tier 1 Capital (to Average Assets)	$122,739	8.61%	$57,031	4.00%	$71,289	5.00%
December 31, 2021
Total Capital (to Risk-Weighted Assets)	$125,934	14.76%	$68,237	8.00%	$85,296	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$120,224	14.09%	$51,178	6.00%	$68,237	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$120,224	14.09%	$38,383	4.50%	$55,442	6.50%
Tier 1 Capital (to Average Assets)	$120,224	8.82%	$54,497	4.00%	$68,121	5.00%

In addition to the regulatory minimum risk-based capital amounts presented above, the Bank must maintain a capital conservation buffer as required by the Basel III final rules. Accordingly, the Bank was required to maintain a capital conservation buffer of 2.50% at March 31, 2022 and December 31, 2021. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. As of March 31, 2022 and December 31, 2021, the capital conservation buffer of the Bank was 6.44% and 6.76%, respectively.

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

On June 29, 2020, the Company issued an interest only subordinated term note due 2030 in the aggregate principal amount of $5.0 million. The note initially bears interest at a fixed rate of 5.50% per annum. Beginning July 1, 2025, the interest rate shall reset quarterly to an interest rate per annum equal to the current three-month Secured Overnight Financing Rate (SOFR), plus 510 basis points. Unamortized debt issuance costs related to the note were $6 thousand and $7 thousand at March 31, 2022 and December 31, 2021, respectively. The note has a maturity date of July 1, 2030. Subject to regulatory approval, the Company may prepay the note, in part or in full, beginning on July 1, 2025 through maturity, at the Company's option, on any scheduled interest payment date. The note contains customary events of default such as the bankruptcy of the Company and the non-payment of principal or interest when due. The holder of the note may accelerate the repayment of the note only in the event of bankruptcy or similar proceedings and not for any other event of default.   The note is an unsecured, subordinated obligation of the Company and it ranks junior in right of payment to the Company’s existing and future senior indebtedness and to the Company’s obligations to its general creditors. The note ranks equally with all other unsecured subordinated debt, except any which by its terms is expressly stated to be subordinated to the note. The note ranks senior to all current and future junior subordinated debt obligations, preferred stock, and common stock of the Company. The note is not convertible into common stock or preferred stock, and is not callable by the holder.

Note 9. Junior Subordinated Debt

On June 8, 2004, First National (VA) Statutory Trust II (Trust II), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities. On June 17, 2004, $5.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2022 and December 31, 2021 was 3.52% and 2.82%, respectively. The securities have a mandatory redemption date of June 17, 2034, and were subject to varying call provisions that began September 17, 2009. The principal asset of Trust II is $5.2 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

On July 24, 2006, First National (VA) Statutory Trust III (Trust III), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On July 31, 2006, $4.0 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2022 and December 31, 2021 was 2.57% and 1.81%, respectively. The securities have a mandatory redemption date of October 1, 2036, and were subject to varying call provisions that began October 1, 2011. The principal asset of Trust III is $4.1 million of the Company’s junior subordinated debt with maturities and interest rates comparable to the trust preferred securities. The Trust’s obligations under the trust preferred securities are fully and unconditionally guaranteed by the Company. The Company is current on its interest payments on the junior subordinated debt.

Note 10. Benefit Plans

401(k) Plan

The Company maintains a 401(k) plan (the Plan) for all eligible employees. Participating employees may elect to contribute up to the maximum percentage allowed by the Internal Revenue Service, as defined in the Plan. The Company makes matching contributions, on a dollar-for dollar basis, for the first one percent of an employee’s compensation contributed to the Plan and fifty cents for each dollar of the employee’s contribution between two percent and six percent. The Company also makes an additional contribution based on years of service to participants who have completed at least one thousand hours of service during the year and who are employed on the last day of the Plan Year. All employees who are age nineteen or older are eligible. Employee contributions vest immediately. Employer matching contributions vest after two Plan service years with the Company. The Company has the discretion to make a profit sharing contribution to the Plan each year based on overall performance, profitability, and other economic factors. For the three months ended March 31, 2022 and 2021, expense attributable to the Plan amounted to $362 thousand and $253 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Supplemental Executive Retirement Plans

On March 15, 2019, the Company entered into supplemental executive retirement plans and participation agreements with three of its employees. The retirement benefits are fixed and provide for retirement benefits payable in 180 monthly installments. The contribution expense totaled $66 thousand for the three months ended March 31, 2022 and 2021 and was solely funded by the Company.

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

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 (dollars in thousands, except per share data):

	Three Months Ended
	March 31, 2022	March 31, 2021
(Numerator):
Net income	$3,729	$2,436
(Denominator):
Weighted average shares outstanding – basic	6,238,973	4,863,823
Potentially dilutive common shares – restricted stock units	6,732	8,274
Weighted average shares outstanding – diluted	6,245,705	4,872,097
Income per common share
Basic	$0.60	$0.50
Diluted	$0.60	$0.50

Restricted stock units for 193 shares of common stock were not considered in computing diluted earnings per share for the three months ended  March 31, 2022 because they were antidilutive.  There were no antidilutive shares of common stock for the three months ended  March 31, 2021.

Note 12. Fair Value Measurements

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the balances of assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands).

		Fair Value Measurements at March 31, 2022
Description	Balance as of March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$57,521	$—	$57,521	$—
U.S. agency and mortgage-backed securities	161,261	—	161,261	—
Obligations of states and political subdivisions	64,102	—	64,102	—
Corporate debt securities	2,009	—	2,009	—
Total securities available for sale	$284,893	$—	$284,893	$—
Derivatives - cash flow hedges	1,640	—	1,640	—
Total assets	$286,533	$—	$286,533	$—

		Fair Value Measurements at December 31, 2021
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$39,658	$—	$39,658	$—
U.S. agency and mortgage-backed securities	176,379	—	176,379	—
Obligations of states and political subdivisions	71,438	—	71,438	—
Corporate debt securities	2,020	—	2,020	—
Total securities available for sale	$289,495	$—	$289,495	$—
Derivatives - cash flow hedges	941	—	941	—
Total assets	$290,436	$—	$290,436	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2022 and the year ended December 31, 2021.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at March 31, 2022
Description	Balance as of March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$1,767	$—	$—	$1,767

		Fair Value Measurements at December 31, 2021
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$1,848	$—	$—	$1,848
Impaired loans, net	1,454	—	—	1,454

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Other real estate owned	$1,767	Property appraisals	Selling cost	10.00%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Other real estate owned	$1,848	Property appraisals	Selling cost	10.00%
Impaired loans, net	1,454	Present value of cash flows	Discount rate	6.50%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2022 and December 31, 2021 are as follows (in thousands):

		Fair Value Measurements at March 31, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$149,790	$149,790	$—	$—	$149,790
Securities available for sale	284,893	—	284,893	—	284,893
Securities held to maturity	81,640	—	78,297	—	78,297
Restricted securities	1,908	—	1,908	—	1,908
Loans, net	830,595	—	—	836,111	836,111
Bank owned life insurance	24,438	—	24,438	—	24,438
Accrued interest receivable	4,056	—	4,056	—	4,056
Derivatives - cash flow hedges	1,640	—	1,640	—	1,640
Financial Liabilities
Deposits	$1,292,892	$—	$1,151,826	$138,345	$1,290,171
Subordinated debt	4,994	—	—	5,345	5,345
Junior subordinated debt	9,279	—	—	9,204	9,204
Accrued interest payable	208	—	208	—	208

		Fair Value Measurements at December 31, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$176,006	$176,006	$—	$—	$176,006
Securities available for sale	289,495	—	289,495	—	289,495
Securities held to maturity	33,441	—	33,617	—	33,617
Restricted securities	1,813	—	1,813	—	1,813
Loans held for sale	—	—	—	—	—
Loans, net	819,408	—	—	827,248	827,248
Bank owned life insurance	24,294	—	24,294	—	24,294
Accrued interest receivable	3,903	—	3,903	—	3,903
Derivatives - cash flow hedges	941	—	941	—	941
Financial Liabilities
Deposits	$1,248,752	$—	$1,103,186	$145,101	$1,248,287
Subordinated debt	9,993	—	—	8,932	8,932
Junior subordinated debt	9,279	—	—	8,145	8,145
Accrued interest payable	152	—	152	—	152

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

Compensation expense related to stock awards totaled $352 thousand for the three months ended  March 31, 2022. The Company did not have compensation expense related to stock awards for the three months ended March 31, 2022 and 2021.

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

During the first quarter of 2022, 10,110 restricted stock units were granted to employees, with 3,375 units vesting immediately, and 6,735 units subject to a two year vesting schedule with one half of the units vesting each year. The recipient does not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until vesting has occurred and the recipient becomes the record holder of those shares. The unvested restricted stock units will vest on the established schedule if the employees remain employed by the Company on future vesting dates.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	Three Months Ended
	March 31, 2022
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	30,781	$19.79
Granted	10,110	22.19
Vested	(11,643)	20.58
Forfeited	—	—
Unvested, end of period	29,248	$20.31

At March 31, 2022, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $479 thousand. This expense is expected to be recognized through 2026. Compensation expense related to restricted stock unit awards recognized for the three months ended March 31, 2022 and 2021 totaled $134 thousand and $74 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 14. Accumulated Other Comprehensive (Loss) Income

Changes in each component of accumulated other comprehensive (loss) income were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$3,058	$340	$3,398
Unrealized holding losses (net of tax, ($432))	(1,625)	—	(1,625)
Reclassification adjustment (net of tax, ($8))	(29)	—	(29)
Change in fair value (net of tax, $196)	—	738	738
Change during period	(1,654)	738	(916)
Balance at March 31, 2021	$1,404	$1,078	$2,482
Balance at December 31, 2021	$(445)	$743	$298
Unrealized holding losses (net of tax, ($3,786))	(14,243)	—	(14,243)
Change in fair value of cash flow hedge (net of tax, $146)	—	553	553
Change during period	(14,243)	553	(13,690)
Balance at March 31, 2022	$(14,688)	$1,296	$(13,392)

The following table presents information related to reclassifications from accumulated other comprehensive (loss) income for the three months ended March 31, 2022 and 2021 (in thousands):

Details About Accumulated Other Comprehensive (Loss) Income	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended
	March 31, 2022	March 31, 2021
Securities available for sale:
Net securities gains reclassified into earnings	$—	$(37)	Net gains on securities available for sale
Related income tax expense	—	8	Income tax expense
Total reclassifications	$—	$(29)	Net of tax

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Noninterest Income
Service charges on deposit accounts	$609	$442
ATM and check card fees	750	601
Wealth management fees	803	643
Brokered mortgage fees	94	104
Fees for other customer services	233	182
Noninterest income (in-scope of Topic 606)	$2,489	$1,972
Noninterest income (out-of-scope of Topic 606)	222	171
Total noninterest income	$2,711	$2,143

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges. Changes in fair value of these designated hedging instruments is reported as a component of other comprehensive (loss) income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of March 31, 2022, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  March 31, 2022 (in thousands):

	March 31, 2022
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$1,640	$—	$—

	December 31, 2021
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$941	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

First National Corporation (the Company) makes forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding profitability, liquidity, adequacy of capital, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and the impact of the Company’s acquisitions of The Bank of Fincastle (Fincastle) and the SmartBank loan portfolio, including the expected benefits of the acquisition of Fincastle (Merger) and the potential impact of the acquisitions on the Company’s and First Bank’s (the Bank) financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

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

•	changes in interest rates could have a negative impact on the Company’s net interest income and an unfavorable impact on the Company’s customers’ ability to repay loans;
•	geopolitical conditions, including acts or threats of terrorism, international hostilities, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad; and
•	other factors identified in Item 1A. Risk Factors of the Company’s Form 10-K for the year ending December 31, 2021.

Because of these and other uncertainties, actual results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at March 31, 2022 and statements of income of the Company for the three months ended March 31, 2022 and 2021 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2021. The statements of income for thethree months ended March 31, 2022 may not be indicative of the results to be achieved for the year.

Executive Overview

The Company

First National Corporation (the Company) is the bank holding company of:

•	First Bank (the Bank). The Bank owns:
•	First Bank Financial Services, Inc.
•	Bank of Fincastle Services, Inc.
•	ESF, LLC
•	Shen-Valley Land Holdings, LLC
•	First National (VA) Statutory Trust II (Trust II)
•	First National (VA) Statutory Trust III (Trust III and, together with Trust II, the Trusts)

First Bank Financial Services, Inc. invests in entities that provide title insurance and investment services. Bank of Fincastle Services, Inc. owns an entity that provides mortgage services.  Shen-Valley Land Holdings, LLC and ESF, LLC were formed to hold other real estate owned and future office sites. The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities and are not included in the Company’s consolidated financial statements in accordance with authoritative accounting guidance because management has determined that the Trusts qualify as variable interest entities.

Products, Services, Customers and Locations

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley, the Roanoke Valley, central regions of Virginia, and the city of Richmond.  Within these markets, there are diverse types of industry including medical and professional services, manufacturing, retail, warehousing, Federal government, hospitality, and higher education.  The Bank’s products and services are delivered through 20 bank branch offices, a loan production office and customer service centers in two retirement villages. For the location and general character of each of these offices, see Item 2 of Form 10-K. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.

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

Primary expense categories are salaries and employee benefits, which comprised 59% of noninterest expenses for the three months ended March 31, 2022, followed by occupancy and equipment expense, which comprised 13% of noninterest expenses. The provision for loan losses is also typically a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for loan losses.

Overview of Quarterly Financial Performance

Net income increased by $1.3 million to $3.7 million, or $0.60 per diluted share, for the three months ended March 31, 2022, compared to $2.4 million, or $0.50 per diluted share, for the same period in 2021. Return on average assets was 1.06% and return on average equity was 13.40% for the first quarter of 2022, compared to 1.00% and 11.53%, respectively, for the same period in 2021.

The increase in net income resulted primarily from a $3.0 million, or 40%, increase in net interest income and a $568 thousand, or 27%, increase in total noninterest income, which were partially offset by a $2.0 million, or 30%, increase in total noninterest expense.

The $3.0 million increase in net interest income resulted from a $2.9 million increase in total interest income and a $107 thousand decrease in total interest expense. Although the net interest margin decreased by 8-basis points to 3.19%, net interest income increased as the impact of the lower net interest margin was offset by a $415.1 million, or 44%, increase in average earning assets, and $367 thousand of accretion of loan discounts, net of premium amortization, on acquired loans.  Total interest expense decreased by $107 thousand, or 18%, primarily from a decrease in interest expense on deposits as the Bank lowered interest rates paid on deposit accounts. The merger of The Bank of Fincastle with and into First Bank on July 1, 2021 and growth in deposits contributed to the increase in average earning assets.

There was no provision for loan losses for the first quarter of 2022. During the quarter, a $173 thousand increase in the general reserve component of the allowance for losses was offset by a $55 thousand decrease in the specific reserve component of the allowance for loan losses and $118 thousand of net recoveries of loans previously charged off. The allowance for loan losses totaled $5.8 million, or 0.70% of total loans at March 31, 2022, compared to 0.69% of total loans at December 31, 2021. There was also no provision for loan losses for the same period of 2021.

The $568 thousand increase in noninterest income was primarily a result of increases in service charges on deposits, ATM and check card fees, income from bank-owned life insurance and fees for other customer services.  The merger with Fincastle contributed to increases in all noninterest income categories, except for wealth management fees, which increased $160 thousand, or 25%.

The $2.0 million increase in noninterest expense was primarily attributable to the acquisition of Fincastle and the acquisition of the loan portfolio, branch assets and addition of the employees from SmartBank.  Merger expenses totaled $20 thousand and $405 thousand for the three-month periods ending March 31, 2022, and 2021, respectively.

For a more detailed discussion of the Company's quarterly performance, see "Net Interest Income,” “Provision for Loan Losses,” "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Acquisition of The Bank of Fincastle

On July 1, 2021, the Company completed the acquisition of The Bank of Fincastle for an aggregate purchase price of $33.8 million of cash and stock. The Company paid cash consideration of $6.8 million and issued 1,348,065 shares of its common stock to the shareholders of Fincastle. Upon completion of the transaction, Fincastle was merged with and into First Bank. At the time of closing of the acquisition, The Bank of Fincastle had six bank branch offices operating in the Roanoke Valley region of Virginia and reported total assets of $267.9 million, total loans of $194.5 million and total deposits of $236.3 million. For the three months ended March 31, 2022, the Company recorded merger related expenses of $20 thousand in connection with the acquisition of Fincastle.  After the merger, the former Fincastle branches continued to operate as The Bank of Fincastle, a division of First Bank, until the systems were converted on October 16, 2021. All branch offices have been operating as First Bank since the system conversion.

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

Acquisition of SmartBank Loan Portfolio

On September 30, 2021, the Bank acquired $82.0 million of loans and certain fixed assets from SmartBank related to its Richmond area branch, located in Glen Allen, Virginia. First Bank paid cash consideration of $83.7 million for the loans and fixed assets. Additionally, an experienced team of bankers based out of the SmartBank location have transitioned to become employees of First Bank. First Bank did not assume any deposit liabilities from SmartBank in connection with the transaction, and SmartBank closed their branch operation on December 31, 2021. First Bank assumed the facility lease and acquired the remaining assets at the branch on December 31, 2021 and now operates a loan production office in the location of the former SmartBank branch. The Company incurred expenses totaling $101 thousand related to the acquisition of loans and fixed assets of SmartBank in the fourth quarter of 2021.

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

	Efficiency Ratio
	Three Months Ended
	March 31, 2022	March 31, 2021
Noninterest expense	$8,644	$6,650
Add/(Subtract): other real estate owned (expense)/income, net	(28)	—
Subtract: amortization of intangibles	(4)	(14)
Subtract: loss on disposal of premises and equipment, net	0	—
Subtract: merger related expenses	(20)	(405)
	$8,592	$6,231
Tax-equivalent net interest income	$10,634	$7,568
Noninterest income	2,711	2,143
Subtract: gain on disposal of premises and equipment, net	—	(12)
Subtract: securities gains, net	—	(37)
	$13,345	$9,662
Efficiency ratio	64.38%	64.49%

This report also refers to net interest margin, which is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for both 2022 and 2021 is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands).

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended
	March 31, 2022	March 31, 2021
GAAP measures:
Interest income – loans	$9,496	$7,143
Interest income – investments and other	1,528	952
Interest expense – deposits	(340)	(363)
Interest expense – subordinated debt	(69)	(154)
Interest expense – junior subordinated debt	(67)	(66)
Total net interest income	$10,548	$7,512
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$8	$8
Tax benefit realized on non-taxable interest income – municipal securities	81	48
Total tax benefit realized on non-taxable interest income	$89	$56
Total tax-equivalent net interest income	$10,637	$7,568

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

Loans acquired from Fincastle and SmartBank were recorded at fair value.   There was $350 thousand of allowance for loan losses attributable to purchased loans at March 31, 2022.

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
There were no acquire d loans classified as PCI in the acquisition of the Fincastle and the Smartbank loan portfolios.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its financial statements, including commitments to extend credit. At March 31, 2022, commitments to extend credit, stand-by letters of credit, and rate lock commitments totaled $195.6 million.

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

Net Interest Income

For the three-month period ending March 31, 2022, net interest income increased $3.0 million, or 40%, compared to the same period of 2021. The increase resulted from a $2.9 million, or 36% increase in total interest and dividend income and a $107 thousand, or 18%, decrease in total interest expense. Net interest income was favorably impacted by a $415.1 million, or 44%, increase in average earning assets, which was partially offset by an 8-basis point decrease in the net interest margin to 3.19% when comparing the periods. The acquisition of The Bank of Fincastle on July 1, 2021 and an increase in average deposit balances resulted in growth of average earning assets. The decrease in the net interest margin was primarily attributable to the change in the composition of average earning assets.   Average loans, which was the highest yielding category, decreased to 61% of average earning assets for the first quarter of 2022, compared to 68% for the first quarter of 2021. Although average loans increased $193.3 million, lower yielding categories experienced higher growth, as average securities increased $187.2 million and Federal funds sold and interest-bearing deposits in other banks combined increased $34.6 million.

Accretion of PPP income, net of costs, and accretion of discounts on purchased loans, net of premiums, were included in interest and fees on loans. Accretion of PPP income totaled $323 thousand in the first quarter of 2022, compared to $599 thousand for the same period of 2021. Accretion of discounts on purchased loans totaled $367 thousand in the first quarter of 2022. There were no purchased loans in the first quarter of 2021, and as a result, there was no accretion of discounts on purchased loans during the period.

Total interest expense decreased by $107 thousand, or 18%, comparing the three month period ending March 31, 2022 to the same period of 2021, which also contributed to the increase in net interest income. Interest expense on deposits decreased $23 thousand, or 6%, from a 8-basis point decrease in the cost of interest-bearing deposits and was partially offset by a 46% increase in average interest-bearing deposit balances. The decrease in the cost of interest-bearing deposits was attributable to a reduction in interest rates paid on checking, money market and time deposits. Interest expense on subordinated debt also decreased by $85 thousand, or 55%, due to the January 1, 2022 repayment of $5.0 million of subordinated debt.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	March 31, 2022			March 31, 2021
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$284,016	$1,132	1.62%	$123,201	$717	2.36%
Tax-exempt (1)	61,308	386	2.55%	34,947	228	2.65%
Restricted	1,825	21	4.72%	1,848	22	4.94%
Total securities	$347,149	$1,539	1.80%	$159,996	$967	2.45%
Loans: (2)
Taxable	$824,988	$9,477	4.66%	$630,463	$7,113	4.58%
Tax-exempt (1)	2,223	27	4.49%	3,423	38	4.49%
Total loans	$827,211	$9,504	4.66%	$633,886	$7,151	4.58%
Federal funds sold	—	—	0.00%	134	—	0.10%
Interest-bearing deposits with other institutions	177,951	70	0.16%	143,183	33	0.90%
Total earning assets	$1,352,311	$11,113	3.33%	$937,199	$8,151	3.53%
Less: allowance for loan losses	(5,766)			(7,484)
Total non-earning assets	83,979			58,609
Total assets	$1,430,524			$988,324
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$289,475	$100	0.14%	$227,691	$117	0.21%
Regular savings	206,798	25	0.05%	126,213	19	0.06%
Money market accounts	246,958	52	0.08%	155,314	43	0.11%
Time deposits:
$100,000 and over	64,515	83	0.52%	42,586	98	0.93%
Under $100,000	78,124	78	0.41%	55,851	85	0.62%
Brokered	562	2	1.94%	594	1	0.66%
Total interest-bearing deposits	$886,432	$340	0.16%	$608,249	$363	0.24%
Federal funds purchased	—	—	—%	2	—	0.47%
Subordinated debt	6,244	69	4.50%	9,992	154	6.23%
Junior subordinated debt	9,279	67	2.91%	9,279	66	2.91%
Total interest-bearing liabilities	$901,955	$476	0.21%	$627,522	$583	0.38%
Non-interest bearing liabilities
Demand deposits	411,576			272,026
Other liabilities	4,171			3,068
Total liabilities	$1,317,702			$902,616
Shareholders’ equity	112,822			85,708
Total liabilities and Shareholders’ equity	$1,430,524			$988,324
Net interest income		$10,637			$7,568
Interest rate spread			3.12%			3.15%
Cost of funds			0.15%			0.26%
Interest expense as a percent of average earning assets			0.14%			0.25%
Net interest margin			3.19%			3.27%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $89 and $56 thousand for the three months ended March 31, 2022 and 2021, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

Provision for Loan Losses

There was no provision for loan losses recorded for the first quarter of 2022. During the quarter, the general reserve component of the allowance for losses increased $173 thousand and was offset by a $55 thousand decrease in the specific reserve component and $118 thousand of net recoveries of loans previously charged off. The increase in the general reserve resulted from loan growth which was partially offset by an adjustment to a qualitative factor related to economic conditions. The allowance for loan losses totaled $5.8 million, or 0.70% of total loans at March 31, 2022, compared to $5.7 million, or 0.69% of total loans at December 31, 2021, and $7.5 million, or 1.17% of total loans at March 31, 2021. There was no provision for loan losses for the same period of 2021.

A provision for loan losses was not recorded for the first quarter of 2021 as an increase in the general reserve component of the allowance for loan losses was offset by a decrease in the specific reserve component. The general reserve component of the allowance for loan losses increased primarily from the impact of an increase in loan balances during the quarter. The decrease in the specific reserve component of the allowance for loan losses resulted from a decrease in a reserve on a loan evaluated in a prior period.  There were no changes to qualitative factors during the first quarter of 2021.

Noninterest Income

Noninterest income increased $568 thousand, or 27%, to $2.7 million for the three-month period ended March 31, 2022, compared to the same period of 2021. Wealth management fees increased $160 thousand, or 25%, and was attributable to an increase in assets under management from growth in account values and from an increase in the number of clients served by the wealth management division. Service charges on deposits increased $167 thousand, or 38%, ATM and check card fees increased $149 thousand, or 25%, income from bank-owned life insurance increased $31 thousand, or 27%, and fees for other customer services increased $51 thousand, or 28%, comparing the same periods. The increases were primarily attributable to the acquisition of Fincastle.

Noninterest Expense

Noninterest expense increased $2.0 million, or 30%, to $8.6 million for the three-month period ended March 31, 2022, compared to the same period one year ago. The increase was primarily attributable to a $1.6 million, or 44%, increase in salaries and employee benefits, a $125 thousand, or 28%, increase in occupancy expense, a $128 thousand, or 30%, increase in equipment expense, an $83 thousand, or 120%, increase in FDIC assessment, and a $227 thousand, or 38%, increase in other operating expense.  The increases were primarily attributable to the increase in the number of employees, branch offices and customers that resulted from the acquisition of Fincastle and the acquisition of the loan portfolio, branch assets and addition of the employees from SmartBank.  The increased expenses were partially offset by a $404 thousand decrease in legal and professional fees, which was attributable to merger related costs in the first quarter of 2021. Merger expenses totaled $20 thousand and $405 thousand for the three-month periods ending March 31, 2022 and 2021, respectively.

Income Taxes

Income tax expense increased $317 thousand for the first quarter of 2022, compared to the same period one year ago. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three months ended March 31, 2022 and 2021. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Financial Condition

General

Total assets increased $28.2 million to $1.4 billion at March 31, 2022, compared to December 31, 2021. The increase was primarily attributable to an $11.2 million, or 1.4%, increase in loans, net of allowance for loan losses, and a $48.2 million, or 144.1%, increase in securities held to maturity.  These increases were partially offset by a decrease in interest-bearing deposits in banks of $27.5 million, or 17.5%, during the first quarter of 2022.

At March 31, 2022, total liabilities increased $38.7 million to $1.3 billion compared to December 31, 2021. The increase was primarily attributable to an increase in savings and interest-bearing demand deposits of $44.1 million. These increases were partailly offset by the Company's repayment of $5.0 million of subordinated debt on January 1, 2022.

Total shareholders’ equity decreased $10.5 million to $106.6 million at March 31, 2022, compared to $117.0 million at December 31, 2021. This was primarily attributable to a $13.7 million decrease in accumulated other comprehensive (loss) income (AOCI).  The decrease in AOCI is related to unrealized losses in the securities portfolio stemming from market rate increases during the first quarter.  This decrease was partially offset by a $2.9 million increase in retained earnings.  The Company's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans, net of the allowance for loan losses, increased $11.2 million to $830.6 million at March 31, 2022, compared to $819.4 million at December 31, 2021. Commercial real estate and commercial and industrial loans increased by $19.4 million and $3.9 million, respectively, during the first quarter of 2022.  Construction loans, consumer and other loans, and residential real estate loans decreased by $6.4 million, $3.8 million and $1.6 million, respectively during the first quarter of 2022.

The Bank actively participated as a lender in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) to support local small businesses and non-profit organizations by providing forgivable loans. Loan fees received from the SBA are accreted by the Bank into income evenly over the life of the loans, net of loan origination costs, through interest and fees on loans. PPP loans totaled $2.5 million at March 31, 2022, with $52 thousand scheduled to mature in the second and third quarters of 2022, and $2.4 million scheduled to mature in the first and second quarters of 2026. The Company believes the majority of these loans will ultimately be forgiven and repaid by the SBA in accordance with the terms of the program. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through additional provision for loan losses charged to earnings. The Bank recognized $323 thousand and $599 thousand of accretion on deferred PPP income, net of origination costs, through interest and fees on loans for the three month periods ended March 31, 2022 and 2021, respectivley.  The total amount of deferred PPP income, net of origination costs, that has not yet been recognized through interest and fees on loans totaled $44 thousand at March 31, 2022.

During the fourth quarter of 2020, the Bank modified terms of certain loans for customers that continued to be negatively impacted by the pandemic. The loan modifications lowered borrower loan payments by allowing interest only payments for periods ranging between 6 and 24 months. All loans modified were in the lodging sector of the Bank’s commercial real estate loan portfolio and totaled $8.9 million at  March 31, 2022. All modified loans were performing under their modified terms at March 31, 2022.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $53 thousand at March 31, 2022.  There were no loans greater than 90 days past due and still accruing at December 31, 2021. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential, and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $2.1 million and $2.2 million at March 31, 2022 and December 31, 2021, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status, and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $1.6 million in loans classified as TDRs as of March 31, 2022 and $1.6 million as of December 31, 2021.

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank had $1.8 million in assets classified as OREO at March 31, 2022 and December 31, 2021.

Non-performing assets totaled $3.9 million and $4.2 million at March 31, 2022 and December 31, 2021, representing approximately 0.27% and 0.30% of total assets, respectively. Non-performing assets consisted of OREO and non-accrual loans at March 31, 2022 and December 31, 2021.  Non-performing assets included $1.8 million in properties formerly classified as bank premises by the Bank of Fincastle which are now classified as held for sale.

At March 31, 2022, 1% of non-performing assets were commercial real estate loans, 38% were commercial and industrial loans, and 16% were residential real estate loans.  Additionally, 45% was related to properties acquired from the Bank of Fincastle which will not be used in the Company's operations and are classified as held for sale.  Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $311 thousand and $1.1 million at March 31, 2022 and December 31, 2021, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing totaled $53 thousand at March 31, 2022.  There were no loans greater than 90 days past due and still accruing at December 31, 2021.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $5.8 million at March 31, 2022 and $5.7 million December 31, 2021, representing 0.70% and 0.69% of total loans, respectively. For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.

Recoveries of loan losses of $4 thousand, $5 thousand, $2 thousand, $140 thousand, and $73 thousand were recorded in the construction and land development, 1-4 family residential, other real estate, commercial and industrial loan classes, and consumer and other loans classes respectively, during the three months ended March 31, 2022.  There was no provision for loan loss recorded at March 31, 2022. For more detailed information regarding the (recovery of) provision for loan losses, see Note 4 to the Consolidated Financial Statements.

Impaired loans totaled $2.1 million and $2.3 million at March 31, 2022 and December 31, 2021, respectively. There was no related allowance for loan losses recorded for these loans at March 31, 2022. The related allowance for loan losses provided for these loans totaled $55 thousand at December 31, 2021. The average recorded investment in impaired loans during the three months ended March 31, 2022 and the year ended December 31, 2021 was $2.3 million and $4.5 million, respectively. Included in the impaired loans total are loans classified as TDRs totaling $1.6 million at March 31, 2022 and December 31, 2021. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of March 31, 2022, none of these TDRs were performing under the restructured terms and all were considered non-performing assets.

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

Securities at March 31, 2022 totaled $366.5 million, an increase of $43.6 million, or 14.0%, from $322.9 million at December 31, 2021. Investment securities are comprised of U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of March 31, 2022, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $288 thousand and $2.0 million at March 31, 2022 and December 31, 2021, respectively. Gross unrealized losses in the available for sale portfolio totaled $18.9 million and $2.6 million at March 31, 2022 and December 31, 2021, respectively. Gross unrealized gains in the held to maturity portfolio totaled $12 thousand and $242 thousand at March 31, 2022 and December 31, 2021, respectively.  Gross unrealized losses in the held to maturity portfolio totaled $3.4 million and $66 thousand at March 31, 2022 and December 31, 2021. Investments in an unrealized loss position were considered temporarily impaired at March 31, 2022 and December 31, 2021. The change in the unrealized gains and losses of investment securities from December 31, 2021 to March 31, 2022 was related to changes in market interest rates and was not related to credit concerns of the issuers.

At March 31, 2022, the securities portfolio was comprised of $284.9 million of securities available for sale and $81.6 million of securities held to maturity compared to $289.5 million and $33.4 million at December 31, 2021, respectively.  Securities held to maturity increased by $48.2 million during the first quarter of 2022 as a part of the Company's strategy to mitigate the risk of potential fluctuations in value and the related impact on shareholders' equity.

Deposits

At March 31, 2022, deposits totaled $1.3 billion, an increase of $44.1 million, from $1.2 billion at December 31, 2021. There was a slight change in the deposit mix when comparing the periods. At March 31, 2022, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 32%, 57%, and 11% of total deposits, respectively, compared to 33%, 55%, and 12% at December 31, 2021.

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

At March 31, 2022, cash, interest-bearing and noninterest-bearing deposits with banks, securities, and loans maturing within one year totaled $235.3 million. At March 31, 2022, 9.8% or $81.7 million of the loan portfolio matured within one year. Non-deposit sources of available funds totaled $247.1 million at March 31, 2022, which included $147.7 million of secured funds available from Federal Home Loan Bank of Atlanta (FHLB), $48 million of secured funds available through the Federal Reserve Discount Window, and $51.0 million of unsecured federal funds lines of credit with other correspondent banks.

Capital Resources

The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of the Company’s asset and liability levels and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses. The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015 and is not obligated to report consolidated regulatory capital.

Effective January 1, 2015, the Bank became subject to capital rules adopted by federal bank regulators implementing the Basel III regulatory capital reforms adopted by the Basel Committee on Banking Supervision (the Basel Committee), and certain changes required by the Dodd-Frank Act.

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer was phased-in over four years and, as fully implemented effective January 1, 2019, requires a buffer of 2.5% of risk-weighted assets. This results in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of March 31, 2022 and December 31, 2021, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at March 31, 2022:

First Bank
Total capital to risk-weighted assets	14.44%
Tier 1 capital to risk-weighted assets	13.79%
Common equity Tier 1 capital to risk-weighted assets	13.79%
Tier 1 capital to average assets	8.61%
Capital conservation buffer ratio(1)	6.44%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of March 31, 2022 and December 31, 2021.

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

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The CARES Act temporarily lowered the tier 1 leverage ratio requirement to 8% until December 31, 2020. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the "well-capitalized" ratio requirements under the prompt corrective action regulations and will not be required to report or calculate risk-based capital. Although, the Company did not opt into the CBLR framework at March 31, 2022, it may opt into the CBLR framework in a future quarterly period.

During the fourth quarter of 2019, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company was authorized to repurchase up to $5.0 million of the Company’s outstanding common stock through December 31, 2020. During 2020, the Company repurchased and retired 129,035 shares at an average price paid per share of $16.05, for a total of $2.1 million. The Company’s stock repurchase plan was suspended in the second quarter of 2020, and remained suspended until it ended on December 31, 2020.  The Company has not authorized another stock repurchase plan as of March 31, 2022.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Commitments to extend credit, which amounted to $167.1 million at March 31, 2022, and $161.4 million at December 31, 2021, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At March 31, 2022 and December 31, 2021, the Bank had $17.6 million and $18.9 million in outstanding standby letters of credit, respectively.

At March 31, 2022, the Bank had $10.9 million in locked-rate commitments to originate mortgage loans. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligations.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest. The cash flow hedges end and the junior subordinated debt matures between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At March 31, 2022, the cash flow hedges had a fair value of $1.6 million, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive (loss) income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 16 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021.

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

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from First National Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	May 16, 2022
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	May 16, 2022
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer