Form 10-Q
period 2022-06-30
FIRST NATIONAL CORP /VA/
filed 2022-08-15
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 11, 2022, 6,252,147 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	June 30,	December 31,
	2022	2021*
Assets
Cash and due from banks	$19,886	$18,725
Interest-bearing deposits in banks	104,529	157,281
Securities available for sale, at fair value	264,750	289,495
Securities held to maturity, at amortized cost (fair value, 2022, $70,492; 2021, $33,617)	77,151	33,441
Restricted securities, at cost	1,908	1,813
Loans, net of allowance for loan losses, 2022, $6,202; 2021, $5,710	873,887	819,408
Other real estate owned, net of valuation allowance	1,665	1,848
Premises and equipment, net	22,118	22,403
Accrued interest receivable	4,154	3,903
Bank owned life insurance	24,569	24,294
Goodwill	3,030	3,030
Core deposit intangibles, net	145	154
Other assets	16,898	13,642
Total assets	$1,414,690	$1,389,437

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$431,292	$413,188
Savings and interest-bearing demand deposits	731,125	689,998
Time deposits	133,733	145,566
Total deposits	$1,296,150	$1,248,752
Subordinated debt, net of issuance cost	4,994	9,993
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	3,952	4,374
Total liabilities	$1,314,375	$1,272,398

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2022, 6,252,147 shares; 2021, 6,228,176 shares	7,815	7,785
Surplus	32,398	31,966
Retained earnings	82,804	76,990
Accumulated other comprehensive (loss) income, net	(22,702)	298
Total shareholders’ equity	$100,315	$117,039
Total liabilities and shareholders’ equity	$1,414,690	$1,389,437

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Interest and Dividend Income
Interest and fees on loans	$9,963	$7,074	$19,459	$14,217
Interest on deposits in banks	251	37	321	70
Interest and dividends on securities:
Taxable interest	1,295	697	2,427	1,414
Tax-exempt interest	309	215	614	395
Dividends	21	22	42	44
Total interest and dividend income	$11,839	$8,045	$22,863	$16,140
Interest Expense
Interest on deposits	$413	$328	$753	$691
Interest on subordinated debt	69	154	138	308
Interest on junior subordinated debt	67	68	134	134
Total interest expense	$549	$550	$1,025	$1,133
Net interest income	$11,290	$7,495	$21,838	$15,007
Provision for (recovery of) loan losses	400	(1,000)	400	(1,000)
Net interest income after provision for (recovery of) loan losses	$10,890	$8,495	$21,438	$16,007
Noninterest Income
Service charges on deposit accounts	$698	$447	$1,307	$889
ATM and check card fees	797	682	1,547	1,283
Wealth management fees	760	657	1,563	1,300
Fees for other customer services	188	150	421	331
Brokered mortgage fees	58	157	152	262
Income from bank owned life insurance	131	99	275	212
Net gains on securities available for sale	—	—	—	37
Net gains on sale of mortgage loans held for sale	—	18	—	25
Other operating income	148	225	226	239
Total noninterest income	$2,780	$2,435	$5,491	$4,578
Noninterest Expense
Salaries and employee benefits	$5,086	$3,693	$10,210	$7,248
Occupancy	545	399	1,117	846
Equipment	620	433	1,179	864
Marketing	223	138	374	244
Supplies	131	77	267	165
Legal and professional fees	381	483	714	1,220
ATM and check card expense	347	268	650	499
FDIC assessment	132	78	284	147
Bank franchise tax	238	172	454	340
Data processing expense	221	216	457	420
Amortization expense	5	5	9	19
Other real estate owned expense, net	41	—	69	—
Other operating expense	948	668	1,778	1,268
Total noninterest expense	$8,918	$6,630	$17,562	$13,280

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Income before income taxes	$4,752	$4,300	$9,367	$7,305
Income tax expense	917	958	1,803	1,527
Net income	$3,835	$3,342	$7,564	$5,778
Earnings per common share
Basic	$0.61	$0.69	$1.21	$1.19
Diluted	$0.61	$0.69	$1.21	$1.19

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net income	$3,835	$3,342	$7,564	$5,778
Other comprehensive (loss), net of tax,
Unrealized holding gains (losses) on available for sale securities, net of tax ($2,595) and $78 for the three months and ($6,381) and ($354) for the six months ended June 30, 2022 and 2021, respectively	(9,762)	292	(24,005)	(1,333)
Reclassification adjustment for gains included in net income, net of tax $0 and ($8) for the six months ended June 30, 2022 and 2021. There were no reclassification adjustments for the three month periods.	—	—	—	(29)
Change in fair value of cash flow hedges, net of tax $120 and ($101) for the three months and $267 and $95 for the six months ended June 30, 2022 and 2021, respectively	452	(376)	1,005	362
Total other comprehensive (loss)	(9,310)	(84)	(23,000)	(1,000)
Total comprehensive (loss) income	$(5,475)	$3,258	$(15,436)	$4,778

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$7,564	$5,778
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	747	642
Amortization of core deposit intangibles	9	19
Amortization of debt issuance costs	1	1
Origination of mortgage loans held for sale	—	(1,586)
Proceeds from sale of mortgage loans held for sale	—	1,856
Net gains on sales of mortgage loans held for sale	—	(25)
Provision for (recovery of) loan losses	400	(1,000)
Net gains on securities available for sale	—	(37)
Net losses (gains) on sale of other real estate owned	39	(9)
Increase in cash value of bank owned life insurance	(275)	(212)
Accretion of discounts and amortization of premiums on securities, net	629	448
Accretion of premium on time deposits	(122)	(6)
Accretion of certain acquisition-related loan discounts, net	(718)	—
Stock-based compensation	541	119
Excess tax benefits on stock-based compensation	3	3
Losses (gains) on disposal of premises and equipment, net	2	(26)
Deferred income tax benefit	73	337
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(251)	55
Decrease (increase) in other assets	4,054	(4,992)
(Decrease) in accrued interest payable and other liabilities	(422)	(1,950)
Net cash provided by (used in ) operating activities	$12,274	$(585)
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$14,929	$21,962
Proceeds from maturities, calls, and principal payments of securities held to maturity	5,271	3,288
Purchases of securities available for sale	(21,147)	(106,060)
Purchases of securities held to maturity	(49,033)	—
Net (purchase) redemption of restricted securities	(95)	244
Purchase of premises and equipment	(404)	(205)
Proceeds from sale of premises and equipment	—	32
Proceeds from sale of other real estate owned	84	139
Net (decrease) increase in loans	(54,161)	11,416
Net cash used in investing activities	$(104,556)	$(69,184)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2022	2021
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$59,231	$76,309
Net decrease in time deposits	(11,711)	(4,459)
Repayment of subordinated debt	(5,000)	—
Cash dividends paid on common stock, net of reinvestment	(1,646)	(1,092)
Repurchase of common stock, stock incentive plan	(183)	(39)
Net cash provided by financing activities	$40,691	$70,719
(Decrease) increase in cash and cash equivalents	$(51,591)	$950
Cash and Cash Equivalents
Beginning	$176,006	$127,297
Ending	$124,415	$128,247
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,184	$1,168
Income taxes	$1,040	$1,205
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized (losses) on securities available for sale	$(30,386)	$(1,724)
Change in fair value of cash flow hedges	$1,272	$457
Transfer from other real estate owned to premises and equipment	$60	$—
Transfer from loans to other real estate owned	$—	$130
Issuance of common stock, dividend reinvestment plan	$104	$77

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, March 31, 2021	$6,086	$6,214	$71,144	$2,482	$85,926
Net income	—	—	3,342	—	3,342
Other comprehensive loss	—	—	—	(84)	(84)
Cash dividends on common stock ($0.12 per share)	—	—	(585)	—	(585)
Stock-based compensation	—	45	—	—	45
Issuance of 1,997 shares common stock, dividend reinvestment plan	2	36	—	—	38
Balance, June 30, 2021	$6,088	$6,295	$73,901	$2,398	$88,682

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, March 31, 2022	$7,812	$32,298	$79,845	$(13,392)	$106,563
Net income	—	—	3,835	—	3,835
Other comprehensive loss	—	—	—	(9,310)	(9,310)
Cash dividends on common stock ($0.14 per share)	—	—	(876)	—	(876)
Stock-based compensation	—	56	—	—	56
Issuance of 2,363 shares common stock, dividend reinvestment plan	3	44	—	—	47
Balance, June 30, 2022	$7,815	$32,398	$82,804	$(22,702)	$100,315

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2020	$6,075	$6,151	$69,292	$3,398	$84,916
Net income	—	—	5,778	—	5,778
Other comprehensive loss	—	—	—	(1,000)	(1,000)
Cash dividends on common stock ($0.24 per share)	—	—	(1,169)	—	(1,169)
Stock-based compensation	—	119	—	—	119
Issuance of 4,208 shares common stock, dividend reinvestment plan	5	72	—	—	77
Issuance of 8,073 shares common stock, stock incentive plan	10	(10)	—	—	—
Repurchase of 2,221 shares common stock, stock incentive plan	(2)	(37)	—	—	(39)
Balance, June 30, 2021	$6,088	$6,295	$73,901	$2,398	$88,682

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	$7,785	$31,966	$76,990	$298	$117,039
Net income	—	—	7,564	—	7,564
Other comprehensive loss	—	—	—	(23,000)	(23,000)
Cash dividends on common stock ($0.28 per share)	—	—	(1,750)	—	(1,750)
Stock-based compensation	—	541	—	—	541
Issuance of 5,120 shares common stock, dividend reinvestment plan	6	98	—	—	104
Issuance of 27,134 shares common stock, stock incentive plan	34	(34)	—	—	—
Repurchase of 8,283 shares common stock, stock incentive plan	(10)	(173)	—	—	(183)
Balance, June 30, 2022	$7,815	$32,398	$82,804	$(22,702)	$100,315

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with guidance provided by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for annual year-end financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2022 and December 31, 2021, the statements of income and comprehensive (loss) income for the three and  six months ended June 30, 2022 and 2021, the cash flows for the six months ended June 30, 2022 and 2021, and the changes in shareholders’ equity for the three and six months ended June 30, 2022 and 2021. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13).  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC), such as the Company, and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has formed a committee to address the compliance requirements of this ASU, which has analyzed gathered data, defined loan pools and segments, and selected methods for applying the concepts included in this ASU. The Company is in the process of testing selected models, building policy and process documentation, modeling the impact of the ASU on the capital and strategic plans, performing model validation, and finalizing policies and procedures. This guidance may result in material changes in the Company's accounting for credit losses of financial instruments.

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

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.  The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023.  Early adoption is permitted. The Company does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. Treasury securities	$59,815	$—	$(3,559)	$56,256
U.S. agency and mortgage-backed securities	164,623	120	(16,929)	147,814
Obligations of states and political subdivisions	69,258	27	(10,604)	58,681
Corporate debt securities	2,003	—	(4)	1,999
Total securities available for sale	$295,699	$147	$(31,096)	$264,750
Securities held to maturity:
U.S. agency and mortgage-backed securities	$65,302	$—	$(5,400)	$59,902
Obligations of states and political subdivisions	8,849	2	(1,174)	7,677
Corporate debt securities	3,000	—	(87)	2,913
Total securities held to maturity	$77,151	$2	$(6,661)	$70,492
Total securities	$372,850	$149	$(37,757)	$335,242

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. Treasury securities	$39,871	$37	$(250)	$39,658
U.S. agency and mortgage-backed securities	177,131	1,085	(1,837)	176,379
Obligations of states and political subdivisions	71,037	910	(509)	71,438
Corporate debt securities	2,019	1	—	2,020
Total securities available for sale	$290,058	$2,033	$(2,596)	$289,495
Securities held to maturity:
U.S. agency and mortgage-backed securities	$26,392	$124	$(53)	$26,463
Obligations of states and political subdivisions	7,049	118	(13)	7,154
Total securities held to maturity	$33,441	$242	$(66)	$33,617
Total securities	$323,499	$2,275	$(2,662)	$323,112

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2022 and December 31, 2021, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	June 30, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$56,256	$(3,559)	$—	$—	$56,256	$(3,559)
U.S. agency and mortgage-backed securities	114,629	(12,586)	24,426	(4,343)	139,055	(16,929)
Obligations of states and political subdivisions	48,145	(8,873)	6,296	(1,731)	54,441	(10,604)
Corporate debt securities	1,999	(4)	—	—	1,999	(4)
Total securities available for sale	$221,029	$(25,022)	$30,722	$(6,074)	$251,751	$(31,096)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$59,902	$(5,400)	$—	$—	$59,902	$(5,400)
Obligations of states and political subdivisions	6,767	(1,174)	—	—	6,767	(1,174)
Corporate debt securities	2,913	(87)	—	—	2,913	(87)
Total securities held to maturity	$69,582	$(6,661)	$—	$—	$69,582	$(6,661)
Total securities	$290,611	$(31,683)	$30,722	$(6,074)	$321,333	$(37,757)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$29,656	$(250)	$—	$—	$29,656	$(250)
U.S. agency and mortgage-backed securities	109,950	(1,335)	14,749	(502)	124,699	(1,837)
Obligations of states and political subdivisions	34,611	(500)	1,009	(9)	35,620	(509)
Total securities available for sale	$174,217	$(2,085)	$15,758	$(511)	$189,975	$(2,596)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$5,411	$(53)	$—	$—	$5,411	$(53)
Obligations of states and political subdivisions	999	(13)	—	—	999	(13)
Total securities held to maturity	$6,410	$(66)	$—	$—	$6,410	$(66)
Total securities	$180,627	$(2,151)	$15,758	$(511)	$196,385	$(2,662)

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

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2022, there were 11 out of 12 U.S. Treasury securities, 124 out of 145 U.S. agency and mortgage-backed securities, 102 out of 116 obligations of states and political subdivisions, and two out of two corporate debt securities in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 6.1 years at June 30, 2022. At December 31, 2021, there were six out of eight U.S. Treasury securities, 58 out of 135 U.S. agency and mortgage-backed securities and 37 out of 118 obligations of states and political subdivisions in an unrealized loss position.  One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2021. The weighted-average re-pricing term of the portfolio was 5.2 years at December 31, 2021. The unrealized losses at June 30, 2022 in the U.S. Treasury securities portfolio, U.S. agency and mortgage-backed securities portfolio, obligations of states and political subdivisions portfolio, and the corporate debt securities portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at June 30, 2022 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$2,003	$1,999	$607	$610
Due after one year through five years	57,501	54,848	6,511	6,308
Due after five years through ten years	62,062	57,133	19,173	17,970
Due after ten years	174,133	150,770	50,860	45,604
	$295,699	$264,750	$77,151	$70,492

Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2022, and no impairment has been recognized.

The composition of restricted securities at June 30, 2022 and December 31, 2021 was as follows (in thousands):

	June 30, 2022	December 31, 2021
Federal Home Loan Bank stock	$796	$701
Federal Reserve Bank stock	980	980
Community Bankers’ Bank stock	132	132
	$1,908	$1,813

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $566 thousand and $504 thousand at June 30, 2022 and December 31, 2021, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at June 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Real estate loans:
Construction and land development	$49,118	$55,721
Secured by 1-4 family residential	312,083	291,990
Other real estate loans	401,037	364,921
Commercial and industrial loans	109,548	99,805
Consumer and other loans	8,303	12,681
Total loans	$880,089	$825,118
Allowance for loan losses	(6,202)	(5,710)
Loans, net	$873,887	$819,408

Net deferred loan fees included in the above loan categories were $873 thousand and $871 thousand at June 30, 2022 and December 31, 2021, respectively. Consumer and other loans included $292 thousand and $175 thousand of demand deposit overdrafts at June 30, 2022 and December 31, 2021, respectively.

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

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting. The outstanding principal balance and the carrying amount at  June 30, 2022 of loans acquired in business combinations were as follows:

Acquired Loans-
Purchased
(Dollars in thousands)	Performing
Outstanding principal balance	$188,626

Carrying amount
Real estate loans:
Construction and land development	$14,611
Secured by 1-4 family residential	47,340
Other real estate loans	93,864
Commercial and industrial loans	25,566
Consumer and other loans	4,296
Total acquired loans	$185,677

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$43	$47	$90	$49,028	$49,118	$—	$47
Secured by 1-4 family residential	272	185	68	525	311,558	312,083	420	19
Other real estate loans	9	—	—	9	401,028	401,037	22	—
Commercial and industrial	764	258	23	1,045	108,503	109,548	—	23
Consumer and other loans	6	35	3	44	8,259	8,303	—	3
Total	$1,051	$521	$141	$1,713	$878,376	$880,089	$442	$92

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$115	$—	$115	$55,606	$55,721	$—	$—
Secured by 1-4 family residential	1,293	100	372	1,765	290,225	291,990	766	—
Other real estate loans	186	—	—	186	364,735	364,921	29	—
Commercial and industrial	1,474	—	—	1,474	98,331	99,805	1,509	—
Consumer and other loans	56	11	—	67	12,614	12,681	—	—
Total	$3,009	$226	$372	$3,607	$821,511	$825,118	$2,304	$—

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$49,118	$—	$—	$—	$49,118
Secured by 1-4 family residential	311,355	—	728	—	312,083
Other real estate loans	401,015	—	22	—	401,037
Commercial and industrial	109,548	—	—	—	109,548
Consumer and other loans	8,303	—	—	—	8,303
Total	$879,339	$—	$750	$—	$880,089

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$55,721	$—	$—	$—	$55,721
Secured by 1-4 family residential	290,909	—	1,081	—	291,990
Other real estate loans	364,892	—	29	—	364,921
Commercial and industrial	97,215	1,081	1,509	—	99,805
Consumer and other loans	12,681	—	—	—	12,681
Total	$821,418	$1,081	$2,619	$—	$825,118

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Loan Losses

The following tables present, as of and during the periods ended  June 30, 2022, December 31, 2021 and June 30, 2021, the total allowance for loan losses, the allowance by impairment methodology, and loans by impairment methodology (in thousands):

	June 30, 2022
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2021	$345	$1,077	$3,230	$718	$340	$5,710
Charge-offs	—	(5)	—	(8)	(200)	(213)
Recoveries	7	10	4	146	138	305
Provision for (recovery of) loan losses	(9)	(40)	334	20	95	400
Ending Balance, June 30, 2022	$343	$1,042	$3,568	$876	$373	$6,202
Ending Balance:
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	343	1,042	3,568	876	373	6,202
Loans:
Ending Balance	$49,118	$312,083	$401,037	$109,548	$8,303	$880,089
Individually evaluated for impairment	—	420	22	—	—	442
Collectively evaluated for impairment	49,118	311,663	401,015	109,548	8,303	879,647

	December 31, 2021
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2020	$306	$1,022	$4,956	$784	$417	$7,485
Charge-offs	—	(15)	(992)	(6)	(434)	(1,447)
Recoveries	6	65	3	7	241	322
Provision for (recovery of) loan losses	33	5	(737)	(67)	116	(650)
Ending Balance, December 31, 2021	$345	$1,077	$3,230	$718	$340	$5,710
Ending Balance:
Individually evaluated for impairment	—	—	—	55	—	55
Collectively evaluated for impairment	345	1,077	3,230	663	340	5,655
Loans:
Ending Balance	$55,721	$291,990	$364,921	$99,805	$12,681	$825,118
Individually evaluated for impairment	—	765	30	1,509	—	2,304
Collectively evaluated for impairment	55,721	291,225	364,891	98,296	12,681	822,814

Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2021
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2020	$306	$1,022	$4,956	$784	$417	$7,485
Charge-offs	—	—	(992)	—	(159)	(1,151)
Recoveries	—	4	1	4	122	131
Provision for (recovery of) loan losses	(32)	(11)	(893)	(30)	(34)	(1,000)
Ending Balance, June 30, 2021	$274	$1,015	$3,072	$758	$346	$5,465
Ending Balance:
Individually evaluated for impairment	—	—	—	78	—	78
Collectively evaluated for impairment	273	1,015	3,072	680	347	5,387
Loans:
Ending Balance	$25,035	$235,158	$245,455	$102,966	$8,734	$617,348
Individually evaluated for impairment	—	410	158	1,534	—	2,102
Collectively evaluated for impairment	25,035	234,748	245,297	101,432	8,734	615,246

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans and the related allowance as of and for the periods ended  June 30, 2022, December 31, 2021 and June 30, 2021, were as follows (in thousands):

	June 30, 2022
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Secured by 1-4 family residential	$552	$420	$—	$420	$—	$650	$—
Other real estate loans	34	22	—	22	—	26	—
Commercial and industrial	—	—	—	—	—	1,241	—
Total	$586	$442	$—	$442	$—	$1,917	$—

	December 31, 2021
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$—	$—	$—	$—	$—	$91	$—
Secured by 1-4 family residential	889	766	—	766	—	429	9
Other real estate loans	40	29	—	29	—	2,384	—
Commercial and industrial	1,673	—	1,509	1,509	55	1,613	—
Total	$2,602	$795	$1,509	$2,304	$55	$4,517	$9

	June 30, 2021
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$—	$—	$—	$—	$—	$273	$—
Secured by 1-4 family residential	544	410	—	410	—	429	—
Other real estate loans	169	158	—	158	—	4,447	1
Commercial and industrial	1,653	—	1,534	1,534	78	1,548	—
Total	$2,366	$568	$1,534	$2,102	$78	$6,697	$1

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

As of June 30, 2022, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $116 thousand. At June 30, 2022, none of the loans classified as TDRs were performing under the restructured terms and all were considered non-performing assets. There were $1.6 million in TDRs at December 31, 2021, $7 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the three and six months ended  June 30, 2022 and 2021.

For the three and six months ended June 30, 2022 and 2021, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

During the fourth quarter of 2020, the Company modified terms of certain loans for customers that continued to be negatively impacted by the COVID-19 pandemic. The loan modifications lowered borrower loan payments by allowing interest only payments for periods ranging between 6 and 24 months. As of June 30, 2022, loans that were modified totaled $4.7 million. All modified loans were performing and were not considered TDRs because they were modified in accordance with relief provisions of the CARES Act.

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

The following table presents the computation of basic and diluted earnings per share for the three and  six months ended June 30, 2022 and 2021 (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(Numerator):
Net income	$3,835	$3,342	$7,564	$5,778
(Denominator):
Weighted average shares outstanding – basic	6,250,329	4,868,901	6,244,682	4,866,376
Potentially dilutive common shares – restricted stock units	7,149	4,385	5,991	6,330
Weighted average shares outstanding – diluted	6,257,478	4,873,286	6,250,673	4,872,706
Income per common share
Basic	$0.61	$0.69	$1.21	$1.19
Diluted	$0.61	$0.69	$1.21	$1.19

There were no antidilutive shares of common stock for the three months and six months ended  June 30, 2022 and 2021.

Note 6. Fair Value Measurements

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the balances of assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands).

		Fair Value Measurements at June 30, 2022
Description	Balance as of June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$56,256	$—	$56,256	$—
U.S. agency and mortgage-backed securities	147,814	—	147,814	—
Obligations of states and political subdivisions	58,681	—	58,681	—
Corporate debt securities	1,999	—	1,999	—
Total securities available for sale	$264,750	$—	$264,750	$—
Derivatives - cash flow hedges	2,213	—	2,213	—
Total assets	$266,963	$—	$266,963	$—

		Fair Value Measurements at December 31, 2021
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$39,658	$—	$39,658	$—
U.S. agency and mortgage-backed securities	176,379	—	176,379	—
Obligations of states and political subdivisions	71,438	—	71,438	—
Corporate debt securities	2,020	—	2,020	—
Total securities available for sale	$289,495	$—	$289,495	$—
Derivatives - cash flow hedges	941	—	941	—
Total assets	$290,436	$—	$290,436	$—

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

Other Real Estate Owned

Certain assets such as OREO are measured at fair value less cost to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs.

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at June 30, 2022
Description	Balance as of June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned, net	$1,665	$—	$—	$1,665

		Fair Value Measurements at December 31, 2021
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned, net	$1,848	$—	$—	$1,848
Impaired loans, net	1,454	—	—	1,454

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Other real estate owned, net	$1,665	Property appraisals	Selling cost	10.00%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Other real estate owned, net	$1,848	Property appraisals	Selling cost	10.00%
Impaired loans, net	1,454	Present value of cash flows	Discount rate	6.50%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2022 and December 31, 2021 are as follows (in thousands):

		Fair Value Measurements at June 30, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$124,415	$124,415	$—	$—	$124,415
Securities available for sale	264,750	—	264,750	—	264,750
Securities held to maturity	77,151	—	70,492	—	70,492
Restricted securities	1,908	—	1,908	—	1,908
Loans, net	873,887	—	—	871,253	871,253
Bank owned life insurance	24,569	—	24,569	—	24,569
Accrued interest receivable	4,154	—	4,154	—	4,154
Derivatives - cash flow hedges	2,213	—	2,213	—	2,213
Financial Liabilities
Deposits	$1,296,150	$—	$1,162,417	$129,645	$1,292,062
Subordinated debt	4,994	—	—	5,483	5,483
Junior subordinated debt	9,279	—	—	7,547	7,547
Accrued interest payable	115	—	115	—	115

		Fair Value Measurements at December 31, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$176,006	$176,006	$—	$—	$176,006
Securities available for sale	289,495	—	289,495	—	289,495
Securities held to maturity	33,441	—	33,617	—	33,617
Restricted securities	1,813	—	1,813	—	1,813
Loans held for sale	—	—	—	—	—
Loans, net	819,408	—	—	827,248	827,248
Bank owned life insurance	24,294	—	24,294	—	24,294
Accrued interest receivable	3,903	—	3,903	—	3,903
Derivatives - cash flow hedges	941	—	941	—	941
Financial Liabilities
Deposits	$1,248,752	$—	$1,103,186	$145,101	$1,248,287
Subordinated debt	9,993	—	—	8,932	8,932
Junior subordinated debt	9,279	—	—	8,145	8,145
Accrued interest payable	152	—	152	—	152

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

Note 7. Stock Compensation Plans

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

Compensation expense related to stock awards totaled $0 and $351 thousand for the three months and six months ended June 30, 2022, respectively.  The Company did not have compensation expense related to stock awards for the three months and six months ended June 30, 2022 and 2021.

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
	June 30, 2022
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	30,781	$19.79
Granted	10,110	22.19
Vested	(11,643)	20.58
Forfeited	—	—
Unvested, end of period	29,248	$20.31

At June 30, 2022, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $423 thousand. This expense is expected to be recognized through 2026. Compensation expense related to restricted stock unit awards recognized for the three and six months ended June 30, 2022 and 2021 totaled $56 thousand and $190 thousand, respectively.   Compensation expense related to restricted stock unit awards recognized for the three and six months ended June 30, 2022 and 2021 totaled $45 thousand and $119 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2021	$1,404	$1,078	$2,482
Unrealized holding gains (net of tax, $78)	292	—	292
Change in fair value of cash flow hedge (net of tax, ($100))	—	(376)	(376)
Change during period	292	(376)	(84)
Balance at June 30, 2021	$1,696	$702	$2,398
Balance at March 31, 2022	$(14,688)	$1,296	$(13,392)
Unrealized holding losses (net of tax, ($2,595))	(9,762)	—	(9,762)
Change in fair value of cash flow hedge (net of tax, $120)	—	452	452
Change during period	(9,762)	452	(9,310)
Balance at June 30, 2022	$(24,450)	$1,748	$(22,702)

	Net Unrealized (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$3,058	$340	$3,398
Unrealized holding losses (net of tax, ($354))	(1,333)	—	(1,333)
Reclassification adjustment (net of tax, ($8))	(29)	—	(29)
Change in fair value of cash flow hedges (net of tax, $95)	—	362	362
Change during period	(1,362)	362	(1,000)
Balance at June 30, 2021	$1,696	$702	$2,398
Balance at December 31, 2021	$(445)	$743	$298
Unrealized holding losses (net of tax, ($6,381))	(24,005)	—	(24,005)
Change in fair value of cash flow hedge (net of tax, $267)	—	1,005	1,005
Change during period	(24,005)	1,005	(23,000)
Balance at June 30, 2022	$(24,450)	$1,748	$(22,702)

The following table presents information related to reclassifications from accumulated other comprehensive (loss) income for the three and six months ended June 30, 2022 and 2021 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
Three Months Ended
	June 30, 2022	June 30, 2021
Securities available for sale:
Net securities gains reclassified into earnings	$—	$—	Net gains on securities available for sale
Related income tax expense	—	—	Income tax expense
Total reclassifications	$—	$—	Net of tax

Details About Accumulated Other Comprehensive (Loss) Income	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Consolidated Statements of Income
	Six Months Ended
	June 30, 2022	June 30, 2021
Securities available for sale:
Net securities gains reclassified into earnings	$—	$(37)	Net gains on securities available for sale
Related income tax expense	—	8	Income tax expense
Total reclassifications	$—	$(29)	Net of tax

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Revenue Recognition

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Noninterest Income
Service charges on deposit accounts	$698	$447	$1,307	$889
ATM and check card fees	797	682	1,547	1,283
Wealth management fees	760	657	1,563	1,300
Brokered mortgage fees	58	157	152	262
Fees for other customer services	188	150	421	331
Noninterest income (in-scope of Topic 606)	$2,501	$2,093	$4,990	$4,065
Noninterest income (out-of-scope of Topic 606)	279	342	501	513
Total noninterest income	$2,780	$2,435	$5,491	$4,578

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Derivative Financial Instruments

On April 21, 2020, the Company entered into two interest rate swap agreements related to its outstanding junior subordinated debt. One swap agreement was related to the Company’s junior subordinated debt with a redemption date of June 17, 2034, which became effective on March 17, 2020. The notional amount of the interest rate swap was $5.0 million and terminates on June 17, 2034.  Under the terms of the agreement, the Company pays interest quarterly at a fixed rate of 0.79% and receives interest quarterly at a variable rate of three-month LIBOR. The variable rate resets on each interest payment date. The other swap agreement was related to the Company’s junior subordinated debt with a redemption date of October 1, 2036, which became effective on April 1, 2020. The notional amount of the interest rate swap was $4.0 million and terminates on October 1, 2036. Under the terms of the agreement, the Company pays interest quarterly at a fixed rate of 0.82% and receives interest quarterly at a variable rate of three-month LIBOR. The variable rate resets on each interest payment date.  The Company expects the junior subordinated debt instruments to transition from a LIBOR-indexed floating rate of interest to a SOFR-indexed floating rate by June 30, 2023.

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges. Changes in fair value of these designated hedging instruments is reported as a component of other comprehensive (loss) income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of June 30, 2022, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,213	$—	$—

	December 31, 2021
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$941	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

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

Because of these and other uncertainties, actual results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at June 30, 2022 and statements of income of the Company for the three andsix months ended June 30, 2022 and 2021 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2021. The statements of income for the three andsix months ended June 30, 2022 may not be indicative of the results to be achieved for the year.

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

Products, Services, Customers and Locations

The Bank offers loan, deposit, and wealth management products and services. Loan products and services include consumer loans, residential mortgages, home equity loans, and commercial loans. Deposit products and services include checking accounts, treasury management solutions, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. Wealth management services include estate planning, investment management of assets, trustee under an agreement, trustee under a will, individual retirement accounts, and estate settlement. Customers include small and medium-sized businesses, individuals, estates, local governmental entities, and non-profit organizations. The Bank’s office locations are well-positioned in attractive markets along the Interstate 81, Interstate 66, and Interstate 64 corridors in the Shenandoah Valley, the Roanoke Valley, central regions of Virginia, and the city of Richmond.  Within these markets, there are diverse types of industry including medical and professional services, manufacturing, retail, warehousing, Federal and local government, hospitality, and higher education.  The Bank’s products and services are delivered through 20 bank branch offices, a loan production office and customer service centers in two retirement villages. For the location and general character of each of these offices, see Item 2 of the Company's Form 10-K for the year ended December 31, 2021. Many of the Bank’s services are also delivered through the Bank’s mobile banking platform, its website, www.fbvirginia.com, and a network of ATMs located throughout its market area.

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

Primary expense categories are salaries and employee benefits, which comprised 58% of noninterest expenses for the six months ended June 30, 2022, followed by occupancy and equipment expense, which comprised 13% of noninterest expenses. The provision for loan losses is also typically a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for loan losses.

Overview of Quarterly Financial Performance

The following items had the most significant impact on financial performance, when comparing the second quarter of 2022 to the same period in 2021.

●

The acquisition of The Bank of Fincastle (Fincastle) had a significant impact on balance sheet growth. On July 1, 2021, the acquisition date, Fincastle had total assets of $267.9 million, interest-bearing deposits in banks of $43.5 million, total securities of $12.0 million, loans, net of the allowance for loan losses, of $191.5 million, and total deposits of $236.3 million.

●

The acquisition of the SmartBank loan portfolio from its Richmond-area branch impacted the composition of the Bank’s earning assets. On September 30, 2021, the acquisition date, the loan portfolio totaled $82.6 million. The Bank funded the acquisition of the loan portfolio with cash, which decreased interest-bearing deposits in banks in the third quarter of 2021.

●

The provision for loan losses totaled $400 thousand for the second quarter of 2022, which was a $1.4 million increase compared to the recovery of loan losses of $1.0 million in the second quarter of 2021.

●	Total loans increased $43.7 million, during the three-month period ending June 30, 2022.

●	Accretion of PPP income, net of costs decreased to $35 thousand for the second quarter of 2022, compared to $509 thousand for the same period in the prior year.

●	Accretion of purchased loan discounts, net of premium amortization, totaled $351 thousand for the second quarter of 2022, compared to no purchased loan accretion for the same period in the prior year

Net income increased by $493 thousand, or 15%, to $3.8 million, or $0.61 per diluted share, for the three months ended June 30, 2022, compared to $3.3 million, or $0.69 per diluted share, for the same period in 2021. Return on average assets was 1.08% and return on average equity was 15.04% for the second quarter of 2022, compared to 1.31% and 15.33%, respectively, for the same period in 2021.

The increase in net income resulted primarily from a $3.8 million, or 51%, increase in net interest income and a $345 thousand, or 14%, increase in total noninterest income, which were partially offset by a $2.3 million, or 35%, increase in total noninterest expense and an increase in the provision for loan losses.  The provision for loan losses totaled $400 thousand for the second quarter of 2022, compared to a recovery of loan losses of $1.0 million for the same period of 2021.

The $3.8 million, or 51%, increase in net interest income resulted from an increase in total interest income and no change in total interest expense. Net interest income increased as the net interest margin expanded by 32 basis points and average earning assets increased by 37%. The margin expansion resulted from an increase in earning asset yields, a change in the earning asset composition, and a decrease in the cost of funds. Earning asset yields increased by 25 basis points from a higher interest rate environment during the second quarter of 2022, while the cost of funds decreased by 7 basis points, primarily from lower interest rates paid on deposits and subordinated debt. The change in the earning asset composition favorably impacted the net interest margin as average total securities increased and average interest-bearing deposits in banks decreased.  The growth in earning assets resulted from both the acquisition of Fincastle and from deposit growth.

The provision for loan losses totaled $400 thousand for the second quarter of 2022 in contrast to the second quarter of 2021 when the Bank recorded a $1.0 million recovery of loan losses. The allowance for loan losses totaled $6.2 million, or 0.70% of total loans on June 30, 2022, 0.69% of total loans on December 31, 2021, and 0.89% of total loans on June 30, 2021.

The $345 thousand, or 14%, year-over-year quarterly increase in noninterest income was primarily a result of a $251 thousand increase in service charges on deposits, followed by increases in ATM and check card fees, wealth management fees, and an increase in fees for other customer services. The merger with Fincastle contributed to all increased income categories, except for wealth management fees. The increases were partially offset by decreases in brokered mortgage fees and other operating income.

Noninterest expense increased $2.3 million, or 35%, and was primarily attributable to the increase in the number of employees, branch offices and customers that resulted from the acquisition of Fincastle and the acquisition of the SmartBank loan portfolio. Salaries and employee benefits increased by $1.4 million, followed by increases in occupancy, equipment, and other operating expense.

For a more detailed discussion of the Company's quarterly performance, see "Net Interest Income,” “Provision for Loan Losses,” "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Acquisition of The Bank of Fincastle

On July 1, 2021, the Company completed the acquisition of The Bank of Fincastle for an aggregate purchase price of $33.8 million of cash and stock. The Company paid cash consideration of $6.8 million and issued 1,348,065 shares of its common stock to the shareholders of Fincastle. Upon completion of the transaction, Fincastle was merged with and into First Bank. At the time of closing of the acquisition, The Bank of Fincastle had six bank branch offices operating in the Roanoke Valley region of Virginia and reported total assets of $267.9 million, total loans of $194.5 million and total deposits of $236.3 million. After the merger, the former Fincastle branches continued to operate as The Bank of Fincastle, a division of First Bank, until the systems were converted on October 16, 2021. All branch offices have been operating as First Bank since the system conversion. For the three and six months ended June 30, 2022, the Company recorded merger related expenses of $20 thousand in connection with the acquisition of Fincastle.

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

The Company expected to benefit from cost savings after the acquisition of Fincastle. As of June 30, 2022, the Company had substantially achieved all expected cost savings related to the merger of Fincastle with and into First Bank.

Acquisition of SmartBank Loan Portfolio

On September 30, 2021, the Bank acquired $82.6 million of loans and certain fixed assets from SmartBank related to its Richmond area branch, located in Glen Allen, Virginia. First Bank paid cash consideration of $83.7 million for the loans and fixed assets. Additionally, an experienced team of bankers based out of the SmartBank location have transitioned to become employees of First Bank. First Bank did not assume any deposit liabilities from SmartBank in connection with the transaction, and SmartBank closed their branch operation on December 31, 2021. First Bank assumed the facility lease and acquired the remaining assets at the branch on December 31, 2021 and now operates a loan production office in the location of the former SmartBank branch. The Company incurred expenses totaling $101 thousand related to the acquisition of loans and fixed assets of SmartBank in the fourth quarter of 2021. There were no additional expenses related to the acquisition for the three and six months ended June 30, 2022.

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

	Efficiency Ratio
	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Noninterest expense	$8,918	$6,630	$17,562	$13,280
Add/(Subtract): other real estate owned (expense), net	(41)	—	(69)	—
Subtract: amortization of intangibles	(5)	(5)	(9)	(19)
Add: gains on disposal of premises and equipment, net	—	14	—	26
Subtract: loss on disposal of premises and equipment, net	—	—	(2)	—
Subtract: merger related expenses	—	(277)	(20)	(682)
	$8,872	$6,362	$17,462	$12,605
Tax-equivalent net interest income	$11,372	$7,560	$22,008	$15,128
Noninterest income	2,780	2,435	5,491	4,578
Subtract: securities gains, net	—	—	—	(37)
	$14,152	$9,995	$27,499	$19,669
Efficiency ratio	62.69%	63.65%	63.50%	64.09%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
GAAP measures:
Interest income – loans	$9,963	$7,074	$19,459	$14,217
Interest income – investments and other	1,876	971	3,404	1,923
Interest expense – deposits	(413)	(328)	(753)	(691)
Interest expense – subordinated debt	(69)	(154)	(138)	(308)
Interest expense – junior subordinated debt	(67)	(68)	(134)	(134)
Total net interest income	$11,290	$7,495	$21,838	$15,007
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$-	$8	$7	$16
Tax benefit realized on non-taxable interest income – municipal securities	82	57	163	105
Total tax benefit realized on non-taxable interest income	$82	$65	$170	$121
Total tax-equivalent net interest income	$11,372	$7,560	$22,008	$15,128

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

Loans acquired from Fincastle and SmartBank were recorded at fair value. There was $254 thousand of allowance for loan losses attributable to purchased loans at June 30, 2022.

Loans Acquired in a Business Combination

Acquired loans are classified as either (i) purchased credit-impaired (PCI) loans or (ii) purchased performing loans and are recorded at fair value on the date of acquisition.

PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments. When determining fair value, PCI loans are aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference.” Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the “accretable yield” and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.  There were no acquired loans classified as PCI in the acquisition of the Fincastle and the SmartBank loan portfolios.

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

Lending Policies

There have been no material changes in the Company’s lending policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

Net Income

Three Month Period Ended June 30, 2022

Net income increased by $493 thousand, or 15%, to $3.8 million, or $0.61 per diluted share, for the three months ended June 30, 2022, compared to $3.3 million, or $0.69 per diluted share, for the same period in 2021. Return on average assets was 1.08% and return on average equity was 15.04% for the second quarter of 2022, compared to 1.31% and 15.33%, respectively, for the same period in 2021.

The increase in net income resulted primarily from a $3.8 million, or 51%, increase in net interest income and a $345 thousand, or 14%, increase in total noninterest income, which were partially offset by a $2.3 million, or 35%, increase in total noninterest expense and an increase in the provision for loan losses.  The provision for loan losses totaled $400 thousand for the second quarter of 2022, compared to a recovery of loan losses of $1.0 million for the same period of 2021.

Six Month Period Ended June 30, 2022

Net income increased by $1.8 million, or 31%, to $7.6 million, or $1.21 per diluted share, for the six months ended June 30, 2022, compared to $5.8 million, or $1.19 per diluted share, for the same period in 2021. Return on average assets was 1.07% and return on average equity was 14.16% for the six months ended June 30, 2022, compared to 1.15% and 13.44%, respectively, for the same period in 2021.

The increase in net income resulted primarily from a $6.8 million, or 46%, increase in net interest income and a $913 thousand, or 20%, increase in total noninterest income, which were partially offset by a $4.3 million, or 32%, increase in total noninterest expense and an increase in the provision for loan losses.  The provision for loan losses totaled $400 thousand for the six months ended June 30, 2022, compared to a recovery of loan losses of $1.0 million for the same period of 2021.

Net Interest Income

Three Month Period Ended June 30, 2022

Net interest income increased $3.8 million, or 51%, comparing the second quarter of 2022 to the same period of 2021, and was positively impacted by a higher interest rate environment, a significant increase in average earning assets, and a change in the Company’s earning asset composition. During the second quarter of 2022, the high-end of the Federal funds target increased from 0.50% to 1.75%, compared to a Federal funds rate that remained at 0.25% throughout the second quarter of 2021. The higher rate environment resulted in a 14-basis point increase in the yield on loans and a 72-basis point increase in the yield on interest-bearing deposits in other banks, while the total cost of interest-bearing deposits decreased two basis points.  The cost of subordinated debt decreased by 64-basis points from the redemption of $5.0 million of higher rate subordinated debt on January 1, 2022.  Although the Federal funds rate increased by 150 basis points, the Company’s total cost of funds decreased seven basis points, when comparing the periods. Average earning assets increased $358.0 million, or 37%, as a result of the acquisition of Fincastle in the third quarter of 2021 and growth of the Bank’s deposit portfolio over the last twelve months. Additionally, the composition of earning assets contributed to the increase in total interest and dividend income as total average securities increased from 20% to 27% of average earning assets, while average interest-bearing deposits in other banks decreased from 16% to 9%. Average loans were unchanged at 64% of average earning assets when comparing the same periods.

The $3.8 million increase in net interest income resulted from a $3.8 million, or 47%, increase in total interest and dividend income, while total interest expense was unchanged. The increase in total interest and dividend income was attributable to a $2.9 million increase in interest income and fees on loans, a $214 thousand increase in interest on deposits in banks, and a $691 thousand increase in interest income and dividends on securities. There was no change in total interest expense as an increase in interest expense on deposits was offset by a decrease in interest expense on subordinated debt. The net interest margin increased to 3.42%, a 32-basis point increase from 3.10% in the same period one year ago.

Accretion of PPP income, net of costs, and accretion of discounts on purchased loans, net of premiums, were included in interest and fees on loans. Net accretion of PPP income totaled $35 thousand in the second quarter of 2022, compared to $509 thousand for the same period of 2021. Net accretion of discounts on purchased loans totaled $351 thousand in the second quarter of 2022. There were no purchased loans in the second quarter of 2021, and as a result, there was no net accretion of discounts on purchased loans during the period.

Six Month Period Ended June 30, 2022

Net interest income increased $6.8 million, or 46%, comparing the six months ended June 30, 2022, to the same period of 2021, and was positively impacted by a higher interest rate environment, a significant increase in average earning assets, and a change in the Company’s earning asset composition. During the six months ended June 30, 2022, the high-end of the Federal funds target increased from 0.25% to 1.75%, compared to a Federal funds rate that remained at 0.25% throughout the same period of 2021. The higher rate environment resulted in a 11-basis point increase in the yield on loans and a 34-basis point increase in the yield on interest-bearing deposits in other banks, while the cost of interest-bearing deposits decreased six basis points.  The cost of subordinated debt decreased by 133-basis points from the redemption of $5.0 million of higher rate subordinated debt on January 1, 2022.  Although the Federal funds rate increased by 150 basis points, the Company’s total cost of funds decreased nine basis points, when comparing the periods. Average earning assets increased $353.8 million, or 37%, as a result of the acquisition of Fincastle in the third quarter of 2021 and growth of the Bank’s deposit portfolio over the last twelve months. Additionally, the composition of earning assets contributed to the increase in total interest and dividend income as total average securities increased from 18% to 24% of average earning assets, while average interest-bearing deposits in other banks decreased from 16% to 12% and average loans decreased from 66% to 64%.

The $6.8 million increase in net interest income resulted from a $6.7 million, or 42%, increase in total interest and dividend income, while total interest expense decreased by $108 thousand. The increase in total interest and dividend income was attributable to a $5.2 million increase in interest income and fees on loans, a $251 thousand increase in interest on deposits in banks, and a $1.2 million increase in interest income and dividends on securities. The decrease in total interest expense resulted from a $170 thousand decrease in interest expense on subordinated debt, which was partially offset by a $62 thousand increase in interest expense on deposits. The net interest margin increased to 3.39%, a 30-basis point increase from 3.19% in the same period one year ago.

Accretion of PPP income, net of costs, and accretion of discounts on purchased loans, net of premiums, were included in interest and fees on loans. Net accretion of PPP income totaled $358 thousand for the six months ended June 30, 2022, compared to $1.1 million for the same period of 2021. Net accretion of discounts on purchased loans totaled $718 thousand for the six months ended June 30, 2022. There were no purchased loans in the six months ended June 30, 2021, and as a result, there was no net accretion of discounts on purchased loans during the period.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	June 30, 2022			June 30, 2021
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$296,318	$1,295	1.75%	$147,285	$697	1.90%
Tax-exempt (1)	55,908	391	2.81%	42,712	271	2.54%
Restricted	1,908	21	4.48%	1,631	22	5.37%
Total securities	$354,134	$1,707	1.93%	$191,628	$990	2.07%
Loans: (2)
Taxable	$858,045	$9,963	4.66%	$625,587	$7,044	4.52%
Tax-exempt (1)	—	—	—	3,400	38	4.49%
Total loans	$858,045	$9,963	4.66%	$628,987	$7,082	4.52%
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits with other institutions	122,797	251	0.82%	156,317	38	0.10%
Total earning assets	$1,334,976	$11,921	3.58%	$976,932	$8,110	3.33%
Less: allowance for loan losses	(5,845)			(7,466)
Total non-earning assets	90,747			57,117
Total assets	$1,419,878			$1,026,583
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$300,473	$157	0.21%	$233,720	$100	0.17%
Regular savings	209,513	26	0.05%	134,266	20	0.06%
Money market accounts	220,182	75	0.14%	160,462	45	0.11%
Time deposits:
$100,000 and over	62,346	80	0.51%	40,212	83	0.83%
Under $100,000	75,025	75	0.40%	55,485	80	0.57%
Brokered	553	—	0.12%	578	—	0.20%
Total interest-bearing deposits	$868,092	$413	0.19%	$624,723	$328	0.21%
Federal funds purchased	2	—	—%	—	—	0.00%
Subordinated debt	4,994	69	5.56%	9,992	155	6.20%
Junior subordinated debt	9,279	67	2.91%	9,279	67	2.91%
Total interest-bearing liabilities	$882,367	$549	0.25%	$643,994	$550	0.34%
Non-interest bearing liabilities
Demand deposits	431,995			292,960
Other liabilities	3,247			2,187
Total liabilities	$1,317,609			$939,141
Shareholders’ equity	102,269			87,442
Total liabilities and Shareholders’ equity	$1,419,878			$1,026,583
Net interest income		$11,372			$7,560
Interest rate spread			3.33%			2.99%
Cost of funds			0.17%			0.24%
Interest expense as a percent of average earning assets			0.16%			0.23%
Net interest margin			3.42%			3.10%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $82 and $65 thousand for the three months ended June 30, 2022 and 2021, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

	Six Months Ended
	June 30, 2022			June 30, 2021
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$257,529	$2,427	1.90%	$135,305	$1,413	2.11%
Tax-exempt (1)	58,647	777	2.67%	38,856	499	2.59%
Restricted	1,867	42	4.60%	1,738	44	5.12%
Total securities	$318,043	$3,246	2.06%	$175,899	$1,956	2.24%
Loans: (2)
Taxable	$841,608	$19,439	4.66%	$628,012	$14,157	4.55%
Tax-exempt (1)	1,106	27	4.49%	3,412	76	4.49%
Total loans	$842,714	$19,466	4.66%	$631,424	$14,233	4.55%
Federal funds sold	—	—	—	67	—	0.10%
Interest-bearing deposits with other institutions	150,222	321	0.43%	149,786	70	0.09%
Total earning assets	$1,310,979	$23,033	3.54%	$957,176	$16,259	3.43%
Less: allowance for loan losses	(5,806)			(7,475)
Total non-earning assets	120,409			59,929
Total assets	$1,425,582			$1,009,630
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$295,005	$256	0.17%	$230,723	$217	0.19%
Regular savings	208,163	51	0.05%	130,262	39	0.06%
Money market accounts	233,496	126	0.11%	157,902	88	0.11%
Time deposits:
$100,000 and over	63,429	163	0.52%	41,392	182	0.88%
Under $100,000	76,566	154	0.40%	55,667	164	0.60%
Brokered	558	3	1.03%	586	1	0.43%
Total interest-bearing deposits	$877,217	$753	0.17%	$616,532	$691	0.23%
Federal funds purchased	2	—	—	1	—	0.47%
Subordinated debt	5,708	138	4.89%	9,992	308	6.22%
Junior subordinated debt	9,279	134	2.91%	9,279	134	2.91%
Other borrowings	—	—	—%	—	—	0.00%
Total interest-bearing liabilities	$892,206	$1,025	0.23%	$635,804	$1,133	0.36%
Non-interest bearing liabilities
Demand deposits	421,785			284,542
Other liabilities	3,904			2,617
Total liabilities	$1,317,895			$922,963
Shareholders’ equity	107,686			86,667
Total liabilities and Shareholders’ equity	$1,425,581			$1,009,630
Net interest income		$22,008			$15,126
Interest rate spread			3.31%			3.07%
Cost of funds			0.16%			0.25%
Interest expense as a percent of average earning assets			0.16%			0.24%
Net interest margin			3.39%			3.19%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $170 and $121 thousand for the six months ended June 30, 2022 and 2021, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

Provision for Loan Losses

Three Month Period Ended June 30, 2022

The provision for loan losses totaled $400 thousand for the second quarter of 2022, compared to a $1.0 million recovery of loan losses for the same period of 2021. The provision for loan losses resulted primarily from an increase in the general reserve component of the allowance for loan losses, which was attributable to loan growth during the quarter. There were no specific reserves on impaired loans at June 30, 2022, compared to $78 thousand of specific reserves at June 30, 2021. Net charge-offs totaled $26 thousand during the second quarter of 2022, compared to $1.0 million of net charge-offs for the same period of 2021.

The $1.0 million recovery of loan losses for the second quarter of 2021 resulted from the resolution of a previously impaired loan and a related decrease of the specific reserve component of the allowance for loan losses during the period.

The allowance for loan losses totaled $6.2 million, or 0.70% of total loans at June 30, 2022, compared to $5.5 million, or 0.89% of total loans at June 30, 2021. The net discount on purchased loans totaled $2.9 million, or 0.33% of total loans at June 30, 2022. There were no discounts on purchased loans at June 30, 2021.

Six Month Period Ended June 30, 2022

The provision for loan losses also totaled $400 thousand for the six months ended June 30, 2022, compared to a $1.0 million recovery of loan losses for the same period of 2021. Like the second quarter ended June 30, 2022, the provision for loan losses for the six-month period resulted primarily from an increase in the general reserve component of the allowance for loan losses and was attributable to loan growth. There were net recoveries of previously charged-off loans totaling $92 thousand for the first six months of 2022, compared to $1.0 of net charge-offs for the same period of 2021.

Noninterest Income

Three Month Period Ended June 30, 2022

Noninterest income increased $345 thousand, or 14%, to $2.8 million for the second quarter of 2022, compared to the same period of 2021. Service charges on deposits increased $251 thousand, or 56%, ATM and check card fees increased $115 thousand, or 17%, fees for other customer services increased $38 thousand, or 25%, and wealth management fees increased $103 thousand, or 16%. The increases were partially offset by a $99 thousand, or 63%, decrease in brokered mortgage fees, and a $77 thousand, or 34%, decrease in other operating income.

The increases in service charges on deposits, ATM and check card fees, and fees for other customer services were favorably impacted by an increase in customer transactions and additional deposit accounts that resulted from the acquisition of Fincastle. The increase in wealth management income was attributable to an increase in the number of client accounts. Brokered mortgage fees and net gains on sale of loans held for sale decreased from a reduction in the number of mortgage loans originated, as well as an increase in the number of mortgage loans retained in the Bank’s loan portfolio and not sold or brokered when comparing the periods. The decrease in other operating income was a result of income earned from an investment in a small business investment company partnership in the second quarter of 2021.

Six Month Period Ended June 30, 2022

Noninterest income increased $913 thousand, or 20%, to $5.5 million for the six months ended June 30, 2022, compared to the same period of 2021. Service charges on deposits increased $418 thousand, or 47%, ATM and check card fees increased $264 thousand, or 21%, fees for other customer services increased $90 thousand, or 27%, and wealth management fees increased $263 thousand, or 20%. The increases were partially offset by a $110 thousand, or 42%, decrease in brokered mortgage fees and a $25 thousand decrease in gains on sale of loans held for sale.

The increases in service charges on deposits, ATM and check card fees, and fees for other customer services were favorably impacted by an increase in customer transactions and additional deposit accounts that resulted from the acquisition of Fincastle. The increase in wealth management income was attributable to an increase in the number of client accounts. Brokered mortgage fees and net gains on sale of loans held for sale decreased from a reduction in the number of mortgage loans originated, as well as an increase in the number of mortgage loans retained in the Bank’s loan portfolio and not sold or brokered when comparing the periods.

Noninterest Expense

Three Month Period Ended June 30, 2022

Noninterest expense increased $2.3 million, or 35%, to $8.9 million for the three-month period ended June 30, 2022, compared to the same period one year ago. The increase was primarily attributable to a $1.4 million, or 38% increase in salaries and employee benefits, a $146 thousand, or 37%, increase in occupancy expense, a $187 thousand, or 43%, increase in equipment expense, an $85 thousand, or 62%, increase in marketing, a $79 thousand, or 30%, increase in ATM and check card expense, and a $280 thousand, or 42%, increase in other operating expense. These increases were partially offset by a $102 thousand decrease in legal and professional fees.

The increases were primarily attributable to the increase in the number of employees, branch offices and customers that resulted from the acquisition of Fincastle and the acquisition of the loan portfolio, branch assets and the addition of employees from the SmartBank office. The increase in marketing was also related to the timing of campaigns and promotion activities. The decrease in legal and professional fees was primarily attributable to merger related costs in the second quarter of 2021. Although there were no merger expenses in the second quarter of 2022, merger expenses totaled $277 thousand in the second quarter of 2021.

Six Month Period Ended June 30, 2022

Noninterest expense increased $4.3 million, or 32%, to $17.6 million for the six-month period ended June 30, 2022, compared to the same period one year ago. The increase was primarily attributable to a $3.0 million, or 41% increase in salaries and employee benefits, a $315 thousand, or 36%, increase in equipment expense, a $271 thousand, or 32%, increase in occupancy expense, a $151 thousand, or 30%, increase in ATM and check card expense, a $137 thousand, or 93%, increase in FDIC assessment, a $130 thousand, or 53%, increase in marketing, a $114 thousand, or 34%, increase in bank franchise tax, and a $510 thousand, or 40%, increase in other operating expense. These increases were partially offset by a $506 thousand, or 41%, decrease in legal and professional fees.

The increases were primarily attributable to the increase in the number of employees, branch offices and customers that resulted from the acquisition of Fincastle and the acquisition of the loan portfolio, branch assets and the addition of employees from the SmartBank office. The increase in marketing was also related to the timing of campaigns and promotion activities. The decrease in legal and professional fees was primarily attributable to merger related costs during the first six months of 2021. Merger expenses totaled $20 thousand for the first six months of 2022 compared to $682 thousand for the same period of 2021.

Income Taxes

Three Month Period Ended June 30, 2022

Income tax expense decreased $41 thousand for the second quarter of 2022, compared to the same period one year ago. The effective tax rate for the second quarter of 2022 was 19.3% compared to 22.3% for the same period in 2021. The reduced effective tax rate for 2022 was the result of lower non-deductible expenses in 2022 compared to 2021. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three months ended June 30, 2022, and 2021. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income, income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Six Month Period Ended June 30, 2022

Income tax expense increased $276 thousand, or 18%, for the first six months of 2022 compared with the same period in 2021.  The effective tax rate for the first six months of 2022 was 19.2% compared with 20.9% for the same period in 2021. Like the three month period ended June 30, 2022, the reduced effective tax rate for 2022 was also the result of lower non-deductible expenses in 2022 compared to 2021.

Financial Condition

General

Total assets increased $25.3 million to $1.4 billion at June 30, 2022, compared to December 31, 2021. The increase was primarily attributable to an $54.5 million, or 7.0%, increase in loans, net of allowance for loan losses, and a $43.7 million, or 130.7%, increase in securities held to maturity.  These increases were partially offset by a decrease in interest-bearing deposits in banks of $52.8 million, or 33.5%, and a decrease in securities available for sale of $24.7 million, or 8.5%, during the first quarter of 2022.

At June 30, 2022, total liabilities increased $42.0 million to $1.3 billion compared to December 31, 2021. The increase was primarily attributable to an increase in savings and interest-bearing demand deposits of $41.1 million and in increase in noninterest-bearing deposits of $18.1 million. These increases were partially offset by a decrease in time deposits of $11.8 million during the first six months of 2022 and the Company's repayment of $5.0 million of subordinated debt on January 1, 2022.

Total shareholders’ equity decreased $16.7 million to $100.3 million at June 30, 2022, compared to $117.0 million at December 31, 2021. This was primarily attributable to a $23.0 million decrease in accumulated other comprehensive (loss) income (AOCI).  The decrease in AOCI is related to unrealized losses in the securities portfolio stemming from market rate increases during the first quarter.  This decrease was partially offset by a $5.8 million increase in retained earnings.  The Company's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans, net of the allowance for loan losses, increased $54.5 million to $873.9 million at June 30, 2022, compared to $819.4 million at December 31, 2021. This change was primarily due to increases in residential real estate, commercial real estate and commercial and industrial loans of $20.1 million, $36.1 million and $9.7 million, respectively, during the first six months of 2022.  Construction loans and consumer and other loans decreased by $6.6 million and $4.4 million, respectively, during the first six months of 2022.

The Bank actively participated as a lender in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) to support local small businesses and non-profit organizations by providing forgivable loans. Loan fees received from the SBA are accreted by the Bank into income evenly over the life of the loans, net of loan origination costs, through interest and fees on loans. PPP loans totaled $845 thousand at June 30, 2022, with $32 thousand scheduled to mature in the second and third quarters of 2022, and $813 thousand scheduled to mature in the first and second quarters of 2026. The total amount of deferred PPP income, net of origination costs, that has not yet been recognized through interest and fees on loans totaled $8 thousand at June 30, 2022. The Company believes the majority of these loans will ultimately be forgiven and repaid by the SBA in accordance with the terms of the program. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through additional provision for loan losses charged to earnings.

During the fourth quarter of 2020, the Bank modified terms of certain loans for customers that continued to be negatively impacted by the pandemic. The loan modifications lowered borrower loan payments by allowing interest only payments for periods ranging between 6 and 24 months. All loans modified were in the lodging sector of the Bank’s commercial real estate loan portfolio and totaled $4.7 million at June 30, 2022. All modified loans were performing under their modified terms at June 30, 2022.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $92 thousand at June 30, 2022.  There were no loans greater than 90 days past due and still accruing at December 31, 2021. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential, and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $586 thousand and $2.3 million at June 30, 2022 and December 31, 2021, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status, and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $116 thousand in loans classified as TDRs as of June 30, 2022 and $1.6 million as of December 31, 2021.

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for branch operations or expansion but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank had $1.7 million and $1.8 million in assets classified as OREO at June 30, 2022 and December 31, 2021, respectively.

Non-performing assets totaled $2.1 million and $4.2 million at June 30, 2022 and December 31, 2021, representing approximately 0.15% and 0.30% of total assets, respectively. Non-performing assets consisted of OREO and non-accrual loans at June 30, 2022 and December 31, 2021.  Non-performing assets included $1.7 million in properties formerly classified as bank premises by The Bank of Fincastle which are now classified as held for sale.

At June 30, 2022, 4% of non-performing assets were commercial real estate loans and 21% were residential real estate loans.  Additionally, 79% was related to bank-owned properties acquired from The Bank of Fincastle which will not be used in the Company's operations and are classified as held for sale.  Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $308 thousand and $1.1 million at June 30, 2022 and December 31, 2021, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing totaled $92 thousand at June 30, 2022.  There were no loans greater than 90 days past due and still accruing at December 31, 2021.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $6.2 million at June 30, 2022 and $5.7 million December 31, 2021, representing 0.70% and 0.69% of total loans, respectively. For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.

Recoveries of loan losses of $9 thousand and $40 thousand were recorded in the construction and land development and 1-4 family residential loans classes respectively, during the six months ended June 30, 2022.  This recovery was offset by provision for loan losses totaling $334 thousand, $20 thousand, and $95 thousand in the other real estate, commercial and industrial, and consumer and other loan classes, respectively.  For more detailed information regarding the (recovery of) provision for loan losses, see Note 4 to the Consolidated Financial Statements.

Impaired loans totaled $586 thousand and $2.3 million at June 30, 2022 and December 31, 2021, respectively. There was no related allowance for loan losses recorded for these loans at June 30, 2022. The related allowance for loan losses provided for these loans totaled $55 thousand at December 31, 2021. The average recorded investment in impaired loans during the six months ended June 30, 2022 and the year ended December 31, 2021 was $1.9 million and $4.5 million, respectively. Included in the impaired loans total are loans classified as TDRs totaling $116 thousand and $1.6 million at June 30, 2022 and December 31, 2021, respectively. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of June 30, 2022, none of these TDRs were performing under the restructured terms and all were considered non-performing assets.

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

Securities at June 30, 2022 totaled $343.8 million, an increase of $18.9 million, or 6.0%, from $324.7 million at December 31, 2021. Investment securities are comprised of U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of June 30, 2022, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $147 thousand and $2.0 million at June 30, 2022 and December 31, 2021, respectively. Gross unrealized losses in the available for sale portfolio totaled $31.1 million and $2.6 million at June 30, 2022 and December 31, 2021, respectively. Gross unrealized gains in the held to maturity portfolio totaled $2 thousand and $242 thousand at June 30, 2022 and December 31, 2021, respectively.  Gross unrealized losses in the held to maturity portfolio totaled $6.7 million and $66 thousand at June 30, 2022 and December 31, 2021. Investments in an unrealized loss position were considered temporarily impaired at June 30, 2022 and December 31, 2021. The change in the unrealized gains and losses of investment securities from December 31, 2021 to June 30, 2022 was related to changes in market interest rates and was not related to credit concerns of the issuers.

At June 30, 2022, the securities portfolio was comprised of $264.8 million of securities available for sale and $77.2 million of securities held to maturity compared to $289.5 million and $33.4 million at December 31, 2021, respectively.  Securities held to maturity increased by $43.8 million during the first six months of 2022 from new purchases as a part of the Company's strategy to mitigate the risk of potential fluctuations in value and the related impact on shareholders' equity.  The Company has not transferred any securities from available for sale to held to maturity during the first six months of 2022.

Deposits

At June 30, 2022, deposits totaled $1.3 billion, an increase of $47.4 million, from $1.2 billion at December 31, 2021. There was a slight change in the deposit mix when comparing the periods. At June 30, 2022, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 33%, 57%, and 10% of total deposits, respectively, compared to 33%, 57%, and 10% at December 31, 2021.

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

At June 30, 2022, cash, interest-bearing and noninterest-bearing deposits with banks, securities, and loans maturing within one year totaled $210.8 million. At June 30, 2022, 9.5% or $83.7 million of the loan portfolio matured within one year. Non-deposit sources of available funds totaled $385.0 million at June 30, 2022, which included $287.8 million of secured funds available from Federal Home Loan Bank of Atlanta (FHLB), $46.2 million of secured funds available through the Federal Reserve Discount Window, and $51.0 million of unsecured federal funds lines of credit with other correspondent banks.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer was phased-in over four years and, as fully implemented effective January 1, 2019, requires a buffer of 2.5% of risk-weighted assets. This results in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of June 30, 2022 and December 31, 2021, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at June 30, 2022:

First Bank
Total capital to risk-weighted assets	14.23%
Tier 1 capital to risk-weighted assets	13.56%
Common equity Tier 1 capital to risk-weighted assets	13.56%
Tier 1 capital to average assets	8.87%
Capital conservation buffer ratio(1)	6.23%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of June 30, 2022 and December 31, 2021.

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

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The CARES Act temporarily lowered the tier 1 leverage ratio requirement to 8% until December 31, 2020. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the "well-capitalized" ratio requirements under the prompt corrective action regulations and will not be required to report or calculate risk-based capital. Although, the Company did not opt into the CBLR framework at June 30, 2022, it may opt into the CBLR framework in a future quarterly period.

During the fourth quarter of 2019, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company was authorized to repurchase up to $5.0 million of the Company’s outstanding common stock through December 31, 2020. During 2020, the Company repurchased and retired 129,035 shares at an average price paid per share of $16.05, for a total of $2.1 million. The Company’s stock repurchase plan was suspended in the second quarter of 2020, and remained suspended until it ended on December 31, 2020.  The Company has not authorized another stock repurchase plan as of June 30, 2022.

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

Commitments to extend credit, which amounted to $161.3 million at June 30, 2022, and $161.4 million at December 31, 2021, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At June 30, 2022 and December 31, 2021, the Bank had $18.1 million and $18.9 million in outstanding standby letters of credit, respectively.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest. The cash flow hedges end and the junior subordinated debt matures between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At June 30, 2022, the cash flow hedges had a fair value of $2.2 million, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive (loss) income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 16 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from First National Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	August 15, 2022
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	August 15, 2022
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer