Form 10-Q
period 2022-09-30
FIRST NATIONAL CORP /VA/
filed 2022-11-10
CIK 719402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 9, 2022, 6,262,381 shares of common stock, par value $1.25 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	September 30,	December 31,
	2022	2021*
Assets
Cash and due from banks	$22,809	$18,725
Interest-bearing deposits in banks	52,976	157,281
Securities available for sale, at fair value	176,403	289,495
Securities held to maturity, at amortized cost (fair value, 2022, $142,920; 2021, $33,617)	154,894	33,441
Restricted securities, at cost	1,908	1,813
Loans, net of allowance for loan losses, 2022, $6,292; 2021, $5,710	900,222	819,408
Other real estate owned, net of valuation allowance	1,578	1,848
Premises and equipment, net	21,693	22,403
Accrued interest receivable	4,247	3,903
Bank owned life insurance	24,375	24,294
Goodwill	3,030	3,030
Core deposit intangibles, net	140	154
Other assets	19,320	13,642
Total assets	$1,383,595	$1,389,437

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$438,306	$413,188
Savings and interest-bearing demand deposits	693,970	689,998
Time deposits	133,770	145,566
Total deposits	$1,266,046	$1,248,752
Subordinated debt, net of issuance cost	4,995	9,993
Junior subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	4,198	4,374
Total liabilities	$1,284,518	$1,272,398

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $1.25 per share; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock, par value $1.25 per share; authorized 8,000,000 shares; issued and outstanding, 2022, 6,262,381 shares; 2021, 6,228,176 shares	7,828	7,785
Surplus	32,620	31,966
Retained earnings	86,382	76,990
Accumulated other comprehensive (loss) income, net	(27,753)	298
Total shareholders’ equity	$99,077	$117,039
Total liabilities and shareholders’ equity	$1,383,595	$1,389,437

*Derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Interest and Dividend Income
Interest and fees on loans	$10,759	$9,215	$30,218	$23,432
Interest on deposits in banks	380	79	701	149
Interest on federal funds sold	—	8	—	8
Interest and dividends on securities:
Taxable interest	1,323	766	3,750	2,180
Tax-exempt interest	307	242	921	637
Dividends	23	21	65	65
Total interest and dividend income	$12,792	$10,331	$35,655	$26,471
Interest Expense
Interest on deposits	$927	$369	$1,680	$1,060
Interest on subordinated debt	70	156	208	464
Interest on junior subordinated debt	68	68	202	202
Total interest expense	$1,065	$593	$2,090	$1,726
Net interest income	$11,727	$9,738	$33,565	$24,745
Provision for (recovery of) loan losses	200	—	600	(1,000)
Net interest income after provision for (recovery of) loan losses	$11,527	$9,738	$32,965	$25,745
Noninterest Income
Service charges on deposit accounts	$708	$547	$2,015	$1,436
ATM and check card fees	915	753	2,462	2,036
Wealth management fees	739	696	2,302	1,996
Fees for other customer services	180	279	601	611
Brokered mortgage fees	72	155	224	416
Income from bank owned life insurance	166	162	441	374
Net gains on securities available for sale	—	—	—	37
Net gains on sale of mortgage loans held for sale	—	—	—	25
Other operating income	247	56	473	295
Total noninterest income	$3,027	$2,648	$8,518	$7,226
Noninterest Expense
Salaries and employee benefits	$5,174	$5,446	$15,384	$12,694
Occupancy	539	500	1,656	1,346
Equipment	546	519	1,725	1,383
Marketing	211	243	585	487
Supplies	117	176	384	341
Legal and professional fees	361	586	1,075	1,806
ATM and check card expense	332	329	982	828
FDIC assessment	109	87	393	234
Bank franchise tax	238	153	692	493
Data processing expense	243	465	700	885
Amortization expense	6	5	15	24
Other real estate owned expense, net	14	—	83	—
Other operating expense	1,193	917	2,971	2,185
Total noninterest expense	$9,083	$9,426	$26,645	$22,706

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Income (Unaudited)

(Continued)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Income before income taxes	$5,471	$2,960	$14,838	$10,265
Income tax expense	1,017	562	2,820	2,089
Net income	$4,454	$2,398	$12,018	$8,176
Earnings per common share
Basic	$0.71	$0.39	$1.92	$1.54
Diluted	$0.71	$0.38	$1.92	$1.53

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net income	$4,454	$2,398	$12,018	$8,176
Other comprehensive (loss), net of tax,
Unrealized holding gains (losses) on available for sale securities, net of tax $155 and ($211) for the three months and ($6,225) and ($565) for the nine months ended September 30, 2022 and 2021, respectively	581	(798)	(23,424)	(2,131)
Unrealized holding losses on securities transferred from available for sale to held to maturity, net of tax $1,605 for the three and nine months ended September 30, 2022. There were no securities transferred for the three and nine months ended September 30, 2021	(6,036)	—	(6,036)	—
Reclassification adjustment for gains included in net income, net of tax $0 and ($8) for the nine months ended September 30, 2022 and 2021. There were no reclassification adjustments for the three month periods.	—	—	—	(29)
Change in fair value of cash flow hedges, net of tax $106 and $21 for the three months and $373 and $117 for the nine months ended September 30, 2022 and 2021, respectively	404	80	1,409	442
Total other comprehensive (loss)	(5,051)	(718)	(28,051)	(1,718)
Total comprehensive (loss) income	$(597)	$1,680	$(16,033)	$6,458

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$12,018	$8,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,118	1,005
Amortization of core deposit intangibles	14	24
Amortization of debt issuance costs	2	2
Origination of mortgage loans held for sale	—	(1,586)
Proceeds from sale of mortgage loans held for sale	—	1,856
Net gains on sales of mortgage loans held for sale	—	(25)
Provision for (recovery of) loan losses	600	(1,000)
Fair value adjustments on other real estate owned	—	139
Net gains on securities available for sale	—	(37)
Net losses (gains) on sale of other real estate owned	33	(8)
Increase in cash value of bank owned life insurance	(441)	(374)
Accretion of discounts and amortization of premiums on securities, net	891	725
Accretion of premium on time deposits	(159)	(101)
Accretion of certain acquisition-related loan discounts, net	(1,013)	—
Stock-based compensation	728	300
Excess tax benefits on stock-based compensation	3	3
Losses (gains) on disposal of premises and equipment, net	4	(26)
Deferred income tax expense (benefit)	46	(1,750)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(344)	453
Decrease in other assets	3,513	2,938
(Decrease) increase in accrued interest payable and other liabilities	(176)	1,625
Net cash provided by operating activities	$16,837	$12,339
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal payments, and sales of securities available for sale	$21,556	$43,247
Proceeds from maturities, calls, and principal payments of securities held to maturity	7,086	4,120
Purchases of securities available for sale	(21,147)	(160,864)
Net increase in federal funds sold	—	(80,589)
Purchases of securities held to maturity	(54,038)	—
Net (purchase) redemption of restricted securities	(95)	245
Purchase of premises and equipment	(596)	(622)
Cash value of bank owned life insurance released	360	—
Proceeds from sale of premises and equipment	—	32
Proceeds from sale of other real estate owned	421	288
Net cash paid in acquisition of Smartbank	—	(1,793)
Net cash acquired in acquisition of The Bank of Fincastle	—	39,363
Net (increase) in loans	(80,401)	(14)
Net cash used in investing activities	$(126,854)	$(156,587)

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	$29,090	$137,352
Net decrease in time deposits	(11,637)	(3,923)
Repayment of subordinated debt	(5,000)	—
Cash dividends paid on common stock, net of reinvestment	(2,474)	(1,798)
Repurchase of common stock, stock incentive plan	(183)	(39)
Net cash provided by financing activities	$9,796	$131,592
(Decrease) in cash and cash equivalents	$(100,221)	$(12,656)
Cash and Cash Equivalents
Beginning	$176,006	$127,297
Ending	$75,785	$114,641
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,285	$1,728
Income taxes	$2,265	$1,674
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized (losses) on securities available for sale	$(29,649)	$(2,733)
Unrealized losses on securities transferred from available for sale to held to maturity	$(7,641)	$—
Fair value of securities transferred from available for sale to held to maturity	$74,416	$—
Change in fair value of cash flow hedges	$1,782	$559
Transfer from premises and equipment to other real estate owned, net	$(184)	$—
Transfer from loans to other real estate owned	$—	$130
Issuance of common stock, dividend reinvestment plan	$152	$115

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, June 30, 2021	$6,088	$6,295	$73,901	$2,398	$88,682
Net income	—	—	2,398	—	2,398
Other comprehensive loss	—	—	—	(718)	(718)
Cash dividends on common stock ($0.12 per share)	—	—	(745)	—	(745)
Shares issued to shareholders of The Bank of Fincastle	1,685	25,384	—	—	27,069
Stock-based compensation	—	181	—	—	181
Issuance of 1,894 shares common stock, dividend reinvestment plan	2	37	—	—	39
Issuance of 6,000 shares common stock, stock incentive plan	8	(8)	—	—	—
Balance, September 30, 2021	$7,783	$31,889	$75,554	$1,680	$116,906

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, June 30, 2022	$7,815	$32,398	$82,804	$(22,702)	$100,315
Net income	—	—	4,454	—	4,454
Other comprehensive loss	—	—	—	(5,051)	(5,051)
Cash dividends on common stock ($0.14 per share)	—	—	(876)	—	(876)
Stock-based compensation	—	187	—	—	187
Issuance of 2,733 shares common stock, dividend reinvestment plan	4	44	—	—	48
Issuance of 7,500 shares common stock, stock incentive plan	9	(9)	—	—	—
Balance, September 30, 2022	$7,828	$32,620	$86,382	$(27,753)	$99,077

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2020	$6,075	$6,151	$69,292	$3,398	$84,916
Net income	—	—	8,176	—	8,176
Other comprehensive loss	—	—	—	(1,718)	(1,718)
Cash dividends on common stock ($0.36 per share)	—	—	(1,914)	—	(1,914)
Shares issued to shareholders of The Bank of Fincastle	1,685	25,384	—	—	27,069
Stock-based compensation	—	300	—	—	300
Issuance of 6,102 shares of common stock, dividend reinvestment plan	7	109	—	—	116
Issuance of 14,073 shares of common stock, stock incentive plan	18	(18)	—	—	—
Repurchase of 2,221 shares of common stock, stock incentive plan	(2)	(37)	—	—	(39)
Balance, September 30, 2021	$7,783	$31,889	$75,554	$1,680	$116,906

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	$7,785	$31,966	$76,990	$298	$117,039
Net income	—	—	12,018	—	12,018
Other comprehensive loss	—	—	—	(28,051)	(28,051)
Cash dividends on common stock ($0.42 per share)	—	—	(2,626)	—	(2,626)
Stock-based compensation	—	728	—	—	728
Issuance of 7,853 shares common stock, dividend reinvestment plan	10	142	—	—	152
Issuance of 34,634 shares common stock, stock incentive plan	43	(43)	—	—	—
Repurchase of 8,283 shares common stock, stock incentive plan	(10)	(173)	—	—	(183)
Balance, September 30, 2022	$7,828	$32,620	$86,382	$(27,753)	$99,077

See Notes to Consolidated Financial Statements

FIRST NATIONAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of First National Corporation (the Company) and its subsidiary, First Bank (the Bank), have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with guidance provided by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for annual year-end financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2022 and December 31, 2021, the statements of income and comprehensive (loss) income for the three and  nine months ended September 30, 2022 and 2021, the cash flows for the nine months ended September 30, 2022 and 2021, and the changes in shareholders’ equity for the three and nine months ended September 30, 2022 and 2021. The statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The Company invests in U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, and corporate debt securities. Amortized costs and fair values of securities at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. Treasury securities	$19,953	$—	$(2,422)	$17,531
U.S. agency and mortgage-backed securities	122,190	113	(16,000)	106,303
Obligations of states and political subdivisions	64,472	20	(11,923)	52,569
Total securities available for sale	$206,615	$133	$(30,345)	$176,403
Securities held to maturity:
U.S. Treasury securities	$37,994	$—	$(638)	$37,356
U.S. agency and mortgage-backed securities	101,321	—	(9,351)	91,970
Obligations of states and political subdivisions	12,579	—	(1,701)	10,878
Corporate debt securities	3,000	—	(284)	2,716
Total securities held to maturity	$154,894	$—	$(11,974)	$142,920
Total securities	$361,509	$133	$(42,319)	$319,323

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. Treasury securities	$39,871	$37	$(250)	$39,658
U.S. agency and mortgage-backed securities	177,131	1,085	(1,837)	176,379
Obligations of states and political subdivisions	71,037	910	(509)	71,438
Corporate debt securities	2,019	1	—	2,020
Total securities available for sale	$290,058	$2,033	$(2,596)	$289,495
Securities held to maturity:
U.S. agency and mortgage-backed securities	$26,392	$124	$(53)	$26,463
Obligations of states and political subdivisions	7,049	118	(13)	7,154
Total securities held to maturity	$33,441	$242	$(66)	$33,617
Total securities	$323,499	$2,275	$(2,662)	$323,112

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2022 and December 31, 2021, investments in an unrealized loss position that were temporarily impaired were as follows (in thousands):

	September 30, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$17,531	$(2,422)	$—	$—	$17,531	$(2,422)
U.S. agency and mortgage-backed securities	33,107	(2,596)	64,184	(13,404)	97,291	(16,000)
Obligations of states and political subdivisions	33,128	(6,055)	17,036	(5,868)	50,164	(11,923)
Total securities available for sale	$83,766	$(11,073)	$81,220	$(19,272)	$164,986	$(30,345)
Securities held to maturity:
U.S. Treasury securities	$28,517	$(395)	$8,839	$(243)	$37,356	$(638)
U.S. agency and mortgage-backed securities	68,723	(6,595)	18,242	(2,756)	86,965	(9,351)
Obligations of states and political subdivisions	9,104	(1,576)	1,774	(125)	10,878	(1,701)
Corporate debt securities	2,716	(284)	—	—	2,716	(284)
Total securities held to maturity	$109,060	$(8,850)	$28,855	$(3,124)	$137,915	$(11,974)
Total securities	$192,826	$(19,923)	$110,075	$(22,396)	$302,901	$(42,319)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Securities available for sale:
U.S. Treasury securities	$29,656	$(250)	$—	$—	$29,656	$(250)
U.S. agency and mortgage-backed securities	109,950	(1,335)	14,749	(502)	124,699	(1,837)
Obligations of states and political subdivisions	34,611	(500)	1,009	(9)	35,620	(509)
Total securities available for sale	$174,217	$(2,085)	$15,758	$(511)	$189,975	$(2,596)
Securities held to maturity:
U.S. agency and mortgage-backed securities	$5,411	$(53)	$—	$—	$5,411	$(53)
Obligations of states and political subdivisions	999	(13)	—	—	999	(13)
Total securities held to maturity	$6,410	$(66)	$—	$—	$6,410	$(66)
Total securities	$180,627	$(2,151)	$15,758	$(511)	$196,385	$(2,662)

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

Notes to Consolidated Financial Statements (Unaudited)

On September 1, 2022, the Bank transferred 24 securities designated as available for sale with a combined book value of $82.2 million, market value of $74.4 million, and unrealized loss of $7.8 million, to securities designated held to maturity. The unrealized loss is being amortized monthly over the life of the securities with an increase to the carrying value of securities and a decrease to the related accumulated other comprehensive loss, which is included in the shareholders’ equity section of the Company’s balance sheet. The amortization of the unrealized loss on the transferred securities totaled $157 thousand, or $124 thousand net of tax, for the third quarter of 2022. The securities selected for transfer had larger potential decreases in their fair market values in higher interest rate environments than most of the other securities in the available for sale portfolio and included U.S. Treasury, agency, municipal and commercial mortgage-backed securities. The securities were transferred to mitigate the potential unfavorable impact that higher market interest rates may have on the carrying value of the securities and on the related accumulated other comprehensive loss. Securities designated as held to maturity are carried on the balance sheet at amortized cost, while securities designated as available for sale are carried at fair market value.

At September 30, 2022, there were 12 out of 12 U.S. Treasury securities, 122 out of 145 U.S. agency and mortgage-backed securities, 111 out of 116 obligations of states and political subdivisions, and one out of one corporate debt securities in an unrealized loss position. One hundred percent of the Company’s investment portfolio is considered investment grade. The weighted-average re-pricing term of the portfolio was 6.1 years at September 30, 2022. At December 31, 2021, there were six out of eight U.S. Treasury securities, 58 out of 135 U.S. agency and mortgage-backed securities and 37 out of 118 obligations of states and political subdivisions in an unrealized loss position.  One hundred percent of the Company’s investment portfolio was considered investment grade at December 31, 2021. The weighted-average re-pricing term of the portfolio was 5.2 years at December 31, 2021. The unrealized losses at September 30, 2022 in the U.S. Treasury securities portfolio, U.S. agency and mortgage-backed securities portfolio, obligations of states and political subdivisions portfolio, and the corporate debt securities portfolio were related to changes in market interest rates and not credit concerns of the issuers.

The amortized cost and fair value of securities at September 30, 2022 by contractual maturity are shown below (in thousands). Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$-	$-	$907	$902
Due after one year through five years	17,612	16,341	44,214	43,113
Due after five years through ten years	53,590	48,051	27,267	24,698
Due after ten years	135,413	112,011	82,506	74,207
	$206,615	$176,403	$154,894	$142,920

Federal Home Loan Bank, Federal Reserve Bank, and Community Bankers’ Bank stock are generally viewed as long-term investments and as restricted securities, which are carried at cost, because there is a minimal market for the stock. Therefore, when evaluating restricted securities for impairment, their value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2022, and no impairment has been recognized.

The composition of restricted securities at September 30, 2022 and December 31, 2021 was as follows (in thousands):

	September 30, 2022	December 31, 2021
Federal Home Loan Bank stock	$796	$701
Federal Reserve Bank stock	980	980
Community Bankers’ Bank stock	132	132
	$1,908	$1,813

The Company also holds limited partnership investments in Small Business Investment Companies (SBICs), which are included in other assets in the Consolidated Balance Sheets. The limited partnership investments are measured as equity investments without readily determinable fair values at their cost, less any impairment. The amounts included in other assets for the limited partnership investments were $566 thousand and $504 thousand at September 30, 2022 and December 31, 2021, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans

Loans at September 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Real estate loans:
Construction and land development	$51,352	$55,721
Secured by 1-4 family residential	317,414	291,990
Other real estate loans	417,504	364,921
Commercial and industrial loans	112,145	99,805
Consumer and other loans	8,099	12,681
Total loans	$906,514	$825,118
Allowance for loan losses	(6,292)	(5,710)
Loans, net	$900,222	$819,408

Net deferred loan fees included in the above loan categories were $856 thousand and $871 thousand at September 30, 2022 and December 31, 2021, respectively. Consumer and other loans included $163 thousand and $175 thousand of demand deposit overdrafts at September 30, 2022 and December 31, 2021, respectively.

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

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting. The outstanding principal balance and the carrying amount at  September 30, 2022 of loans acquired in business combinations were as follows:

Acquired Loans-
Purchased
(Dollars in thousands)	Performing
Outstanding principal balance	$166,832

Carrying amount
Real estate loans:
Construction and land development	$5,943
Secured by 1-4 family residential	44,046
Other real estate loans	86,226
Commercial and industrial loans	23,848
Consumer and other loans	4,115
Total acquired loans	$164,178

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a summary of loan classes and an aging of past due loans as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$432	$175	$211	$818	$50,534	$51,352	$—	$211
Secured by 1-4 family residential	153	—	286	439	316,975	317,414	549	95
Other real estate loans	—	—	—	—	417,504	417,504	17	—
Commercial and industrial	114	1,204	—	1,318	110,827	112,145	—	—
Consumer and other loans	39	—	—	39	8,060	8,099	—	—
Total	$738	$1,379	$497	$2,614	$903,900	$906,514	$566	$306

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans	90 Days or More Past Due and Accruing
Real estate loans:
Construction and land development	$—	$115	$—	$115	$55,606	$55,721	$—	$—
Secured by 1-4 family residential	1,293	100	372	1,765	290,225	291,990	766	—
Other real estate loans	186	—	—	186	364,735	364,921	29	—
Commercial and industrial	1,474	—	—	1,474	98,331	99,805	1,509	—
Consumer and other loans	56	11	—	67	12,614	12,681	—	—
Total	$3,009	$226	$372	$3,607	$821,511	$825,118	$2,304	$—

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following tables provide an analysis of the credit risk profile of each loan class as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$51,352	$—	$—	$—	$51,352
Secured by 1-4 family residential	316,561	—	853	—	317,414
Other real estate loans	415,966	1,521	17	—	417,504
Commercial and industrial	110,484	1,661	—	—	112,145
Consumer and other loans	8,099	—	—	—	8,099
Total	$902,462	$3,182	$870	$—	$906,514

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$55,721	$—	$—	$—	$55,721
Secured by 1-4 family residential	290,909	—	1,081	—	291,990
Other real estate loans	364,892	—	29	—	364,921
Commercial and industrial	97,215	1,081	1,509	—	99,805
Consumer and other loans	12,681	—	—	—	12,681
Total	$821,418	$1,081	$2,619	$—	$825,118

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Allowance for Loan Losses

The following tables present, as of and during the periods ended  September 30, 2022, December 31, 2021 and September 30, 2021, the total allowance for loan losses, the allowance by impairment methodology, and loans by impairment methodology (in thousands):

	September 30, 2022
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2021	$345	$1,077	$3,230	$718	$340	$5,710
Charge-offs	—	(6)	—	—	(387)	(393)
Recoveries	10	15	12	144	194	375
Provision for (recovery of) loan losses	99	(22)	331	69	123	600
Ending Balance, September 30, 2022	$454	$1,064	$3,573	$931	$270	$6,292
Ending Balance:
Individually evaluated for impairment	—	—	—	—	—	—
Collectively evaluated for impairment	454	1,064	3,573	931	270	6,292
Loans:
Ending Balance	$51,352	$317,414	$417,504	$112,145	$8,099	$906,514
Individually evaluated for impairment	—	549	17	—	—	566
Collectively evaluated for impairment	51,352	316,865	417,487	112,145	8,099	905,948

	December 31, 2021
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2020	$306	$1,022	$4,956	$784	$417	$7,485
Charge-offs	—	(15)	(992)	(6)	(434)	(1,447)
Recoveries	6	65	3	7	241	322
Provision for (recovery of) loan losses	33	5	(737)	(67)	116	(650)
Ending Balance, December 31, 2021	$345	$1,077	$3,230	$718	$340	$5,710
Ending Balance:
Individually evaluated for impairment	—	—	—	55	—	55
Collectively evaluated for impairment	345	1,077	3,230	663	340	5,655
Loans:
Ending Balance	$55,721	$291,990	$364,921	$99,805	$12,681	$825,118
Individually evaluated for impairment	—	765	30	1,509	—	2,304
Collectively evaluated for impairment	55,721	291,225	364,891	98,296	12,681	822,814

Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2021
	Construction and Land Development	Secured by 1-4 Family Residential	Other Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Allowance for loan losses:
Beginning Balance, December 31, 2020	$306	$1,022	$4,956	$784	$417	$7,485
Charge-offs	—	(15)	(992)	—	(255)	(1,262)
Recoveries	—	46	2	6	157	211
(Recovery of) provision for loan losses	(25)	(97)	(813)	(81)	16	(1,000)
Ending Balance, September 30, 2021	$281	$956	$3,153	$709	$335	$5,434
Ending Balance:
Individually evaluated for impairment	—	—	—	84	—	84
Collectively evaluated for impairment	281	956	3,153	625	335	5,350
Loans:
Ending Balance	$45,120	$294,216	$362,643	$105,664	$14,768	$822,411
Individually evaluated for impairment	—	470	153	1,535	—	2,158
Collectively evaluated for impairment	45,120	293,746	362,490	104,129	14,768	820,253

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans and the related allowance as of and for the periods ended  September 30, 2022, December 31, 2021 and September 30, 2021, were as follows (in thousands):

	September 30, 2022
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Secured by 1-4 family residential	$560	$549	$—	$549	$—	$593	$11
Other real estate loans	29	17	—	17	—	24	—
Commercial and industrial	—	—	—	—	—	823	—
Total	$589	$566	$—	$566	$—	$1,440	$11

	December 31, 2021
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$—	$—	$—	$—	$—	$91	$—
Secured by 1-4 family residential	889	766	—	766	—	429	9
Other real estate loans	40	29	—	29	—	2,384	—
Commercial and industrial	1,673	—	1,509	1,509	55	1,613	—
Total	$2,602	$795	$1,509	$2,304	$55	$4,517	$9

	September 30, 2021
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Real estate loans:
Construction and land development	$—	$—	$—	$—	$—	$273	$—
Secured by 1-4 family residential	611	470	—	470	—	420	3
Other real estate loans	167	153	—	153	—	3,159	1
Commercial and industrial	1,655	—	1,535	1,535	84	1,548	—
Total	$2,433	$623	$1,535	$2,158	$84	$5,400	$4

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

As of September 30, 2022, loans classified as troubled debt restructurings (TDRs) and included in impaired loans in the disclosure above totaled $110 thousand. At September 30, 2022, none of the loans classified as TDRs were performing under the restructured terms and all were considered non-performing assets. There were $1.6 million in TDRs at December 31, 2021, $7 thousand of which were performing under the restructured terms. Modified terms under TDRs may include rate reductions, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. There were no loans modified under TDRs during the three and nine months ended  September 30, 2022 and 2021.

For the three and nine months ended September 30, 2022 and 2021, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Management defines default as over ninety days past due or the foreclosure and repossession of the collateral or charge-off of the loan during the twelve month period subsequent to the modification.

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

The following table presents the computation of basic and diluted earnings per share for the three and  nine months ended September 30, 2022 and 2021 (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(Numerator):
Net income	$4,454	$2,398	$12,018	$8,176
(Denominator):
Weighted average shares outstanding – basic	6,257,040	6,220,456	6,248,847	5,322,696
Potentially dilutive common shares – restricted stock units	7,067	9,068	6,121	7,243
Weighted average shares outstanding – diluted	6,264,107	6,229,524	6,254,968	5,329,939
Income per common share
Basic	$0.71	$0.39	$1.92	$1.54
Diluted	$0.71	$0.38	$1.92	$1.53

Restricted stock units for 603 shares of common stock were not considered in computing diluted earnings per share for the three months and nine months ended September 30, 2022 because they were antidilutive.  There were no antidilutive shares of common stock for the three months and nine months ended  September 30, 2022

Note 6. Fair Value Measurements

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the balances of assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands).

		Fair Value Measurements at September 30, 2022
Description	Balance as of September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$17,531	$—	$17,531	$—
U.S. agency and mortgage-backed securities	106,303	—	106,303	—
Obligations of states and political subdivisions	52,569	—	52,569	—
Total securities available for sale	$176,403	$—	$176,403	$—
Derivatives - cash flow hedges	2,723	—	2,723	—
Total assets	$179,126	$—	$179,126	$—

		Fair Value Measurements at December 31, 2021
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale
U.S. Treasury securities	$39,658	$—	$39,658	$—
U.S. agency and mortgage-backed securities	176,379	—	176,379	—
Obligations of states and political subdivisions	71,438	—	71,438	—
Corporate debt securities	2,020	—	2,020	—
Total securities available for sale	$289,495	$—	$289,495	$—
Derivatives - cash flow hedges	941	—	941	—
Total assets	$290,436	$—	$290,436	$—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2) within the last twelve months. However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.  At September 30, 2022, there was no allowance for loan losses relating to impaired loans.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (dollars in thousands):

		Fair Value Measurements at September 30, 2022
Description	Balance as of September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned, net	$1,578	$—	$—	$1,578
Impaired loans, net	1,454	—	—	1,454

		Fair Value Measurements at December 31, 2021
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned, net	$1,848	$—	$—	$1,848
Impaired loans, net	1,454	—	—	1,454

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Other real estate owned, net	$1,578	Property appraisals	Selling cost	10.00%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Other real estate owned, net	$1,848	Property appraisals	Selling cost	10.00%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Notes to Consolidated Financial Statements (Unaudited)

Accounting guidance requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2022 and December 31, 2021 are as follows (in thousands):

		Fair Value Measurements at September 30, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$75,785	$75,785	$—	$—	$75,785
Securities available for sale	176,403	—	176,403	—	176,403
Securities held to maturity	154,894	—	142,920	—	142,920
Restricted securities	1,908	—	1,908	—	1,908
Loans, net	900,222	—	—	TBD	—
Bank owned life insurance	24,375	—	24,375	—	24,375
Accrued interest receivable	4,247	—	4,247	—	4,247
Derivatives - cash flow hedges	2,723	—	2,723	—	2,723
Financial Liabilities
Deposits	$1,266,046	$—	TBD	TBD	$—
Subordinated debt	4,995	—	—	TBD	—
Junior subordinated debt	9,279	—	—	TBD	—
Accrued interest payable	184	—	184	—	184

		Fair Value Measurements at December 31, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Financial Assets
Cash and interest-bearing deposits in banks	$176,006	$176,006	$—	$—	$176,006
Securities available for sale	289,495	—	289,495	—	289,495
Securities held to maturity	33,441	—	33,617	—	33,617
Restricted securities	1,813	—	1,813	—	1,813
Loans held for sale	—	—	—	—	—
Loans, net	819,408	—	—	827,248	827,248
Bank owned life insurance	24,294	—	24,294	—	24,294
Accrued interest receivable	3,903	—	3,903	—	3,903
Derivatives - cash flow hedges	941	—	941	—	941
Financial Liabilities
Deposits	$1,248,752	$—	$1,103,186	$145,101	$1,248,287
Subordinated debt	9,993	—	—	8,932	8,932
Junior subordinated debt	9,279	—	—	8,145	8,145
Accrued interest payable	152	—	152	—	152

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

Compensation expense related to stock awards totaled $131 and $481 thousand for the three months and nine months ended September 30, 2022, respectively.  The Company did not have compensation expense related to stock awards for the three months and nine months ended September 30, 2022 and 2021.

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
	September 30, 2022
	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	30,781	$19.79
Granted	10,110	22.19
Vested	(11,643)	20.58
Forfeited	—	—
Unvested, end of period	29,248	$20.31

At September 30, 2022, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $367 thousand. This expense is expected to be recognized through 2026. Compensation expense related to restricted stock unit awards recognized for the three nine months ended September 30, 2022 and 2021 totaled $56 thousand and $54 thousand, respectively.   Compensation expense related to restricted stock unit awards recognized for the nine months ended September 30, 2022 and 2021 totaled $247 thousand and $172 thousand, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2021	$1,696	$702	$2,398
Unrealized holding (losses) (net of tax, $211)	(798)	—	(798)
Change in fair value (net of tax, $21)	—	80	80
Change during period	(798)	80	(718)
Balance at September 30, 2021	$898	$782	$1,680
Balance at June 30, 2022	$(24,450)	$1,748	$(22,702)
Unrealized holding gains net of tax, $155	581	—	581
Unrealized holding losses transferred from available for sale to held to maturity (net of tax and amortization of ($1,605) and ($157), respectively)	(6,036)	—	(6,036)
Change in fair value of cash flow hedge (net of tax, $106)	—	404	404
Change during period	(5,455)	404	(5,051)
Balance at September 30, 2022	$(29,905)	$2,152	$(27,753)

	Net Unrealized (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$3,058	$340	$3,398
Unrealized holding losses (net of tax, ($565))	(2,131)	—	(2,131)
Reclassification adjustment (net of tax, ($8))	(29)	—	(29)
Change in fair value (net of tax, $117)	—	442	442
Change during period	(2,160)	442	(1,718)
Balance at September 30, 2021	$898	$782	$1,680
Balance at December 31, 2021	$(445)	$743	$298
Unrealized holding losses (net of tax, ($6,225))	(23,424)	—	(23,424)
Unrealized holding losses transferred from available for sale to held to maturity (net of tax and amortization of ($1,605) and ($157), respectively)	(6,036)	—	(6,036)
Change in fair value of cash flow hedge (net of tax, $373)	—	1,409	1,409
Change during period	(29,460)	1,409	(28,051)
Balance at September 30, 2022	$(29,905)	$2,152	$(27,753)

The following table presents information related to reclassifications from accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
Three Months Ended
	September 30, 2022	September 30, 2021
Securities available for sale:
Net securities gains reclassified into earnings	$—	$—	Net gains on securities available for sale
Related income tax expense	—	—	Income tax expense
Total reclassifications	$—	$—	Net of tax

Details About Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Nine Months Ended
	September 30, 2022	September 30, 2021
Securities available for sale:
Net securities gains reclassified into earnings	$—	$(37)	Net gains on securities available for sale
Related income tax expense	—	8	Income tax expense
Total reclassifications	$—	$(29)	Net of tax

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Noninterest Income
Service charges on deposit accounts	$708	$547	$2,015	$1,436
ATM and check card fees	915	753	2,462	2,036
Wealth management fees	739	696	2,302	1,996
Brokered mortgage fees	72	155	224	416
Fees for other customer services	180	279	601	611
Noninterest income (in-scope of Topic 606)	$2,614	$2,430	$7,604	$6,495
Noninterest income (out-of-scope of Topic 606)	413	218	914	731
Total noninterest income	$3,027	$2,648	$8,518	$7,226

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

The Company entered into interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converted variable rate debt into fixed rate debt. Alternatively, the Company may enter into interest rate swap agreements to convert fixed rate debt into variable rate debt. Interest differentials paid or received under interest rate swap agreements are reflected as adjustments to interest expense. The Company designated the interest rate swaps as hedging instruments in qualifying cash flow hedges. Changes in fair value of these designated hedging instruments is reported as a component of other comprehensive (loss) income. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported as earnings. As of September 30, 2022, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings for periods that end between June 2034 and October 2036. The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes key elements of the Company's derivative instruments at  September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$2,723	$—	$—

	December 31, 2021
	Notional Amount	Assets	Liabilities	Collateral Pledged(1)
Cash Flow Hedges
Interest rate swap contracts	$9,000	$941	$—	$—

(1)	Collateral pledged may be comprised of cash or securities.

Note 11. Subsequent Events

On October 3, 2022, First Bank Financial Services, Inc., a wholly owned subsidiary of the Bank, received proceeds totaling $3.1 million from the sale of its interest in a broker-dealer of investments. First Bank Financial Services, Inc. expects to record a gain on the sale of the investment totaling $2.9 million in the fourth quarter of 2022. The gain has not been reflected on the Company’s income statement for the three or nine months ended September 30, 2022.

On October 12, 2022 the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company is authorized to repurchase up to $5.0 million of the Company’s outstanding common stock through December 31, 2023.  Through November 10, 2022, there have been no stock repurchases under the plan.

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

Because of these and other uncertainties, actual results may be materially different from the results indicated by these forward-looking statements. In addition, past results of operations do not necessarily indicate future results. The following discussion and analysis of the financial condition at September 30, 2022 and statements of income of the Company for the three andnine months ended September 30, 2022 and 2021 should be read in conjunction with the consolidated financial statements and related notes included in Part I, Item 1, of this Form 10-Q and in Part II, Item 8, of the Form 10-K for the period ending December 31, 2021. The statements of income for the three andnine months ended September 30, 2022 may not be indicative of the results to be achieved for the year.

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

First Bank Financial Services, Inc. owns an interest in an entity that provides title insurance services. Bank of Fincastle Services, Inc. is no longer an active operating entity.  Shen-Valley Land Holdings, LLC and ESF, LLC were formed to hold other real estate owned and future office sites. The Trusts were formed for the purpose of issuing redeemable capital securities, commonly known as trust preferred securities and are not included in the Company’s consolidated financial statements in accordance with authoritative accounting guidance because management has determined that the Trusts qualify as variable interest entities.

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

Primary expense categories are salaries and employee benefits, which comprised 58% of noninterest expenses for the nine months ended September 30, 2022, followed by occupancy and equipment expense, which comprised 13% of noninterest expenses. The provision for loan losses is also typically a primary expense of the Bank. The provision is determined by factors that include net charge-offs, asset quality, economic conditions, and loan growth. Changing economic conditions caused by inflation, recession, unemployment, or other factors beyond the Company’s control have a direct correlation with asset quality, net charge-offs, and ultimately the required provision for loan losses.

Overview of Quarterly Financial Performance

The following had a significant impact on financial performance in the third quarter of 2022 compared to the same period in 2021.

●

Net interest income increased to $11.7 million from $9.7 million in the prior year, which was a $2.0 million, or 20% increase, and was favorably impacted by a change in the composition of average earning assets. Average loan balances increased by $124.7 million, or 16%, while average interest-bearing deposits in banks decreased by $122.0 million, or 61%.

●	Accretion of PPP income, net of costs decreased to $0 from $737 thousand in the prior year.

●	Merger related expenses decreased to $0 from $1.3 million in the prior year.

Net income increased $2.1 million, or 86%, to $4.5 million, or $0.71 per diluted share, for the three months ended September 30, 2022, compared to $2.4 million, or $0.39 per diluted share, for the same period in 2021. Return on average assets was 1.27% and return on average equity was 17.27% for the third quarter of 2022, compared to 0.71% and 8.64%, respectively, for the same period in 2021.

The increase in net income resulted primarily from a $2.0 million, or 20%, increase in net interest income, a $379 thousand, or 14%, increase in total noninterest income, and a $343 thousand, or 4%, decrease in total noninterest expense. These favorable variances were partially offset by a $200 thousand increase in provision for loan losses.

Net interest income increased by $2.0 million from a $2.5 million increase in total interest income, which was partially offset by a $472 thousand increase in total interest expense. Net interest income increased from a 52-basis point increase in the net interest margin and a 3% increase in average earning assets. The change in the composition of average earning assets had a significant impact on the increase in the net interest margin as average loans increased to 68% of average earning assets for the third quarter of 2022, compared to 60% of average earning assets for the same period of the prior year, while interest-bearing deposits in banks decreased to 6% of average earning assets from 16% for the same period of 2021. The Bank acquired an $82.6 million loan portfolio from SmartBank’s Richmond-area branch on September 30, 2021, which made a significant contribution to the increase in average loan balances when comparing the third quarter of 2022 to the same period of 2021 as the acquisition occurred on the last day of the quarter.

Accretion of PPP income, net of costs, is recorded in interest income and fees on loans and positively impacts net interest income. Accretion totaled $0 for the third quarter of 2022 compared to $737 thousand for the same period in 2021.

The provision for loan losses totaled $200 thousand for third quarter of 2022 compared to no provision of loan losses for same period in the prior year. The allowance for loan losses totaled $6.3 million, or 0.69% of total loans on September 30, 2022, 0.69% of total loans on December 31, 2021, and 0.66% of total loans on September 30, 2021.

Total noninterest income increased $379 thousand, or 14%, primarily from increases in service charges on deposits, ATM and check card fees, wealth management fees, and other operating income. The increases were partially offset by decreases in fees for other customer services and brokered mortgage fees.

Total noninterest expense decreased $343 thousand, or 4%, primarily from decreases in salaries and employee benefits, legal and professional fees, and data processing expense, which were partially offset by an increase in other operating expense. Merger related expenses decreased to $0 in the third quarter of 2022 compared to $1.3 million in the same period of the prior year. The decrease in merger related expenses had a significant impact on the decrease in total noninterest expense.

For a more detailed discussion of the Company's quarterly performance, see "Net Interest Income,” “Provision for Loan Losses,” "Noninterest Income," "Noninterest Expense" and "Income Taxes" below.

Acquisition of The Bank of Fincastle

On July 1, 2021, the Company completed the acquisition of The Bank of Fincastle for an aggregate purchase price of $33.8 million of cash and stock. The Company paid cash consideration of $6.8 million and issued 1,348,065 shares of its common stock to the shareholders of Fincastle. Upon completion of the transaction, Fincastle was merged with and into First Bank. At the time of closing of the acquisition, The Bank of Fincastle had six bank branch offices operating in the Roanoke Valley region of Virginia and reported total assets of $267.9 million, total loans of $194.5 million and total deposits of $236.3 million. After the merger, the former Fincastle branches continued to operate as The Bank of Fincastle, a division of First Bank, until the systems were converted on October 16, 2021. All branch offices have been operating as First Bank since the system conversion. For the nine months ended September 30, 2022, the Company recorded merger related expenses of $20 thousand in connection with the acquisition of Fincastle.  There were no merger related expenses recorded in the three months ended September 30, 2022.

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

The Company expected to benefit from cost savings after the acquisition of Fincastle. As of September 30, 2022, the Company believes that it had substantially achieved all expected cost savings related to the merger of Fincastle with and into First Bank.

Acquisition of SmartBank Loan Portfolio

On September 30, 2021, the Bank acquired $82.6 million of loans and certain fixed assets from SmartBank related to its Richmond area branch, located in Glen Allen, Virginia. First Bank paid cash consideration of $83.7 million for the loans and fixed assets. Additionally, an experienced team of bankers based out of the SmartBank location transitioned to become employees of First Bank. First Bank did not assume any deposit liabilities from SmartBank in connection with the transaction, and SmartBank closed their branch operation on December 31, 2021. First Bank assumed the facility lease and acquired the remaining assets at the branch on December 31, 2021 and now operates a loan production office in the location of the former SmartBank branch. The Company incurred expenses totaling $101 thousand related to the acquisition of loans and fixed assets of SmartBank in the fourth quarter of 2021. There were no additional expenses related to the acquisition for the three and nine months ended September 30, 2022.

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

	Efficiency Ratio
	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Noninterest expense	$9,083	$9,426	$26,645	$22,706
Add/(Subtract): other real estate owned (expense), net	(14)	—	(83)	—
Subtract: amortization of intangibles	(6)	(5)	(15)	(24)
Add: gains on disposal of premises and equipment, net	—	—	—	26
Subtract: merger related expenses	—	(1,341)	(20)	(2,023)
	$9,063	$8,080	$26,527	$20,685
Tax-equivalent net interest income	$11,809	$9,810	$33,818	$24,938
Noninterest income	3,027	2,648	8,518	7,226
Subtract: securities gains, net	—	—	—	(37)
	$14,836	$12,458	$42,336	$32,127
Efficiency ratio	61.09%	64.86%	62.66%	64.39%

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

	Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
GAAP measures:
Interest income – loans	$10,759	$9,215	$30,218	$23,432
Interest income – investments and other	2,033	1,116	5,437	3,039
Interest expense – deposits	(927)	(369)	(1,680)	(1,060)
Interest expense – subordinated debt	(70)	(156)	(208)	(464)
Interest expense – junior subordinated debt	(68)	(68)	(202)	(202)
Total net interest income	$11,727	$9,738	$33,565	$24,745
Non-GAAP measures:
Tax benefit realized on non-taxable interest income – loans	$—	$8	$8	$24
Tax benefit realized on non-taxable interest income – municipal securities	82	64	245	169
Total tax benefit realized on non-taxable interest income	$82	$72	$253	$193
Total tax-equivalent net interest income	$11,809	$9,810	$33,818	$24,938

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

Loans acquired from Fincastle and SmartBank were recorded at fair value. There was $230 thousand of allowance for loan losses attributable to purchased loansat September 30, 2022.

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

Net Income

Three Month Period Ended September 30, 2022

Net income increased by $2.1 million, or 86%, to $4.5 million, or $0.71 per diluted share, for the three months ended September 30, 2022, compared to $2.4 million, or $0.38 per diluted share, for the same period in 2021. Return on average assets was 1.27% and return on average equity was 17.27% for the third quarter of 2022, compared to 0.71% and 8.64%, respectively, for the same period in 2021.

The increase in net income resulted primarily from a $2.0 million, or 20%, increase in net interest income, a $379 thousand, or 14%, increase in total noninterest income, and a $343 thousand, or 4%, decrease in total noninterest expense.  The provision for loan losses totaled $200 thousand for the third quarter of 2022.  There was no provision for loan losses for the same period of 2021.

Nine Month Period Ended September 30, 2022

Net income increased by $3.9 million, or 47%, to $12.0 million, or $1.92 per diluted share, for the nine months ended September 30, 2022, compared to $8.2 million, or $1.53 per diluted share, for the same period in 2021. Return on average assets was 1.14% and return on average equity was 15.12% for the nine months ended September 30, 2022, compared to 0.97% and 11.40%, respectively, for the same period in 2021.

The increase in net income resulted primarily from a $8.8 million, or 36%, increase in net interest income and a $1.2 million, or 18%, increase in total noninterest income, which were partially offset by a $3.9 million, or 17%, increase in total noninterest expense and an increase in the provision for loan losses.  The provision for loan losses totaled $600 thousand for the nine months ended September 30, 2022, compared to a recovery of loan losses of $1.0 million for the same period of 2021.

Net Interest Income

Three Month Period Ended September 30, 2022

For the third quarter of 2022, net interest income increased to $11.7 million from $9.7 million for the same period in the prior year, which was a $2.0 million, or 20%, increase and was favorably impacted by a change in the composition of average earning assets. Average loan balances increased by $124.7 million, or 16%, while average interest-bearing deposits in banks decreased by $122.0 million, or 61%, comparing the periods.

Total interest income increased by $2.5 million, which was partially offset by a $472 thousand increase in total interest expense. Net interest income increased primarily from a 52-basis point increase in the net interest margin to 3.58%. The increase in net interest margin resulted from a 65-basis point increase in the yield on average earning assets, which was partially offset by a 14-basis point increase in the cost of funds.  The change in the composition of average earning assets had a significant impact on the increase in the yield on average earning assets as average loans increased to 68% from 60% of average earning assets, while average interest-bearing deposits in banks decreased to 6% from 16%, comparing the third quarter 2022 to the same period of 2021. The Bank’s acquisition of an $82.6 million loan portfolio from SmartBank on September 30, 2021 made a significant contribution to the increase in average loan balances when comparing the third quarter of 2022 to the same period of 2021. The loan portfolio acquisition occurred on the last day of the third quarter of 2021, and as a result, average loans and net interest income were not favorably impacted during the prior year period.

Net accretion of discounts on purchased loans was included in interest and fees on loans and totaled $295 thousand in the third quarter of 2022 compared to $238 thousand in the third quarter of 2021. Accretion of Paycheck Protection Program (“PPP”) loan income, net of costs was also included in interest and fees on loans. Net accretion of PPP income totaled $0 in the third quarter of 2022 compared to $737 thousand in the same period of 2021.

Nine Month Period Ended September 30, 2022

For the nine months ended September 30, 2022, net interest income increased to $33.6 million, which was an $8.8 million, or 36%, increase from $24.7 million for the same period in the prior year. The higher net interest income resulted from a 19% increase in average earning assets and a 44-basis point increase in the net interest margin.

The acquisition of The Bank of Fincastle (“Fincastle”) occurred on July 1, 2021 and made a greater impact on average earning assets for the nine month period ending September 30, 2022 than it did for the same period in 2021.  The acquisition of Fincastle occurred on the first day of the third quarter of 2021, and as a result, average earning assets for the third quarter of 2021 was favorably impacted, while the first two quarters of 2021 were not impacted.

The increase in net interest margin resulted from higher yields in all earning asset categories and no change in interest expense as a percentage of average earning assets. The net interest margin also benefited from a favorable change in the composition of average earning assets.  As a percentage of average earning assets, average loans increased to 68% from 64%, and total securities increased to 22% from 19%, while average interest-bearing deposits in banks decreased to 10% from 16%, comparing the periods. The Bank’s acquisition of an $82.6 million loan portfolio from SmartBank on September 30, 2021 contributed to the increase in average loan balances when comparing the nine months ending September 30, 2022 to the same period of 2021. The loan portfolio acquisition occurred on the last day of the third quarter of 2021, and as a result, average loans and net interest income were not impacted during the nine-month period of the prior year.

Net accretion of discounts on purchased loans was included in interest and fees on loans and totaled $1.0 million for the nine-month period of 2022 compared to $238 thousand for the same period of 2021. Accretion of Paycheck Protection Program (“PPP”) loan income, net of costs was also included in interest and fees on loans. Net accretion of PPP income totaled $358 thousand for nine-month period of 2022 compared to $1.8 million for the same period of 2021.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

	Three Months Ended
	September 30, 2022			September 30, 2021
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$285,482	$1,323	1.84%	$190,182	$767	1.60%
Tax-exempt (1)	54,319	389	2.84%	49,492	306	2.46%
Restricted	1,908	23	4.75%	2,408	21	3.48%
Total securities	$341,709	$1,735	2.01%	$242,082	$1,094	1.79%
Loans: (2)
Taxable	$890,696	$10,759	4.79%	$762,623	$9,185	4.78%
Tax-exempt (1)	—	—	—	3,378	38	4.49%
Total loans	$890,696	$10,759	4.79%	$766,001	$9,223	4.78%
Federal funds sold	1	—	—	65,514	8	0
Interest-bearing deposits with other institutions	77,388	380	1.95%	199,372	78	0.15%
Total earning assets	$1,309,794	$12,874	3.90%	$1,272,969	$10,403	3.25%
Less: allowance for loan losses	(6,152)			(5,450)
Total non-earning assets	89,667			69,728
Total assets	$1,393,309			$1,337,247
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$293,169	$416	0.56%	$266,623	$105	0.16%
Regular savings	205,608	56	0.11%	196,025	41	0.08%
Money market accounts	215,199	284	0.52%	182,350	47	0.10%
Time deposits:
$100,000 and over	59,892	95	0.63%	60,977	110	0.72%
Under $100,000	72,847	76	0.42%	86,565	66	0.30%
Brokered	554	—	0.12%	767	1	0.28%
Total interest-bearing deposits	$847,269	$927	0.43%	$793,307	$370	0.18%
Federal funds purchased	—	—	—%	—	—	0.00%
Subordinated debt	4,995	70	5.50%	9,993	155	6.17%
Junior subordinated debt	9,279	68	2.91%	9,279	68	2.91%
Total interest-bearing liabilities	$861,542	$1,065	0.49%	$812,579	$593	0.29%
Non-interest bearing liabilities
Demand deposits	425,630			410,439
Other liabilities	3,795			4,076
Total liabilities	$1,290,967			$1,227,094
Shareholders’ equity	102,341			110,153
Total liabilities and Shareholders’ equity	$1,393,308			$1,337,247
Net interest income		$11,809			$9,810
Interest rate spread			3.41%			2.95%
Cost of funds			0.33%			0.19%
Interest expense as a percent of average earning assets			0.32%			0.18%
Net interest margin			3.58%			3.06%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $82 and $72 thousand for the three months ended September 30, 2022 and 2021, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Securities:
Taxable	$221,708	$3,750	2.26%	$153,793	$2,180	1.90%
Tax-exempt (1)	57,359	1,166	2.72%	42,446	806	2.54%
Restricted	1,881	65	4.65%	1,964	65	4.45%
Total securities	$280,948	$4,981	2.37%	$198,203	$3,051	2.06%
Loans: (2)
Taxable	$858,150	$30,202	4.70%	$673,375	$23,342	4.63%
Tax-exempt (1)	733	24	4.49%	3,400	114	4.49%
Total loans	$858,883	$30,226	4.70%	$676,775	$23,456	4.63%
Federal funds sold	—	—	—	22,122	8	0.05%
Interest-bearing deposits with other institutions	125,677	701	0.75%	166,497	148	0.12%
Total earning assets	$1,265,508	$35,908	3.79%	$1,063,597	$26,663	3.35%
Less: allowance for loan losses	(5,923)			(6,468)
Total non-earning assets	155,583			64,096
Total assets	$1,415,168			$1,121,225
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$294,386	$671	0.31%	$242,821	$321	0.18%
Regular savings	207,302	108	0.07%	152,424	80	0.07%
Money market accounts	227,330	410	0.24%	166,141	135	0.11%
Time deposits:
$100,000 and over	62,230	258	0.55%	47,991	292	0.81%
Under $100,000	75,332	230	0.41%	66,078	231	0.47%
Brokered	556	3	0.73%	647	2	0.37%
Total interest-bearing deposits	$867,136	$1,680	0.26%	$676,102	$1,061	0.21%
Federal funds purchased	1	—	—	1	—	0.46%
Subordinated debt	5,494	208	5.05%	9,992	464	6.20%
Junior subordinated debt	9,279	202	2.91%	9,279	202	2.91%
Other borrowings	—	—	—%	—	—	0.00%
Total interest-bearing liabilities	$881,910	$2,090	0.32%	$695,374	$1,727	0.33%
Non-interest bearing liabilities
Demand deposits	423,069			327,263
Other liabilities	4,035			2,728
Total liabilities	$1,309,014			$1,025,365
Shareholders’ equity	103,285			95,860
Total liabilities and Shareholders’ equity	$1,412,299			$1,121,225
Net interest income		$33,818			$24,936
Interest rate spread			3.48%			3.02%
Cost of funds			0.21%			0.23%
Interest expense as a percent of average earning assets			0.22%			0.22%
Net interest margin			3.57%			3.13%

(1)

Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 21%. The tax-equivalent adjustment was $253 and $193 thousand for the nine months ended September 30, 2022 and 2021, respectively.

(2)	Loans on non-accrual status are reflected in the balances.

Provision for Loan Losses

Three Month Period Ended September 30, 2022

The provision for loan losses totaled $200 thousand for the third quarter of 2022.  There was no provision for loan losses for the same period of 2021. The provision for loan losses resulted from net charge-offs and an increase in the general reserve component of the allowance for loan losses. The increase in the general reserve component resulted from loan growth during the quarter and was partially offset by an improvement to a qualitative factor.  The qualitative factor related to asset quality was improved for the other real estate loan category as all loans that had modified loan payments in prior years under the CARES Act resumed original contractual loan payments. There were no specific reserves on impaired loans on September 30, 2022, compared $55 thousand of specific reserves on December 31, 2021, and $84 thousand on September 30, 2021. Net charge-offs totaled $111 thousand during the third quarter of 2022, compared to $31 thousand of net charge-offs for the same period of 2021.

The allowance for loan losses totaled $6.3 million, or 0.69% of total loans on September 30, 2022, compared to $5.7 million, or 0.69% of total loans on December 31, 2021, and $5.4 million, or 0.66% of total loans on September 30, 2021. The net discount on purchased loans totaled $2.7 million on September 30, 2022, $3.7 million on December 31, 2021, and $3.8 million on September 30, 2021.

Nine Month Period Ended September 30, 2022

The provision for loan losses totaled $600 thousand for the nine months ended September 30, 2022, compared to a $1.0 million recovery of loan losses for the same period of 2021. The provision for loan losses resulted primarily from a $637 thousand increase in the general reserve component of the allowance for loan losses, which was partially offset by a $55 thousand decrease in the specific reserve component. The increase in the general reserve component resulted from loan growth during the period and was partially offset by improvements to qualitative factors. During the nine-month period ended September 30, 2022, the qualitative factor related to asset quality was improved for the commercial and industrial and the other real estate loan categories, and the factor related to economic conditions was improved for all loan categories.

Noninterest Income

Three Month Period Ended September 30, 2022

Noninterest income increased $379 thousand, or 14%, to $3.0 million for the third quarter of 2022, compared to the same period of 2021. Service charges on deposits increased $161 thousand, or 29%, ATM and check card fees increased $162 thousand, or 22%, wealth management fees increased $43 thousand, or 6%, and other operating income increased $191 thousand.  These increases were partially offset by an $83 thousand, or 54%, decrease in brokered mortgage fees, and a $99 thousand, or 35%, decrease in fees for other customer services.

The increases in service charges on deposits and ATM and check card fees were impacted by an increase in customer transactions. The increase in ATM and check card fees was also attributable to the timing of annual check card revenue that was received in third quarter of 2022, compared to the prior year when it was received during the fourth quarter. The increase in wealth management income was attributable to an increase in the number of client accounts. The increase in other operating income was primarily a result of a $170 thousand death benefit payment received from a bank-owned life insurance policy. Brokered mortgage fees decreased from a reduction in the number of mortgage loans originated. The decrease in fees for other customer services resulted from higher amounts of fees earned on loans in the third quarter of the prior year.

Nine Month Period Ended September 30, 2022

Noninterest income increased $1.3 million, or 18%, to $8.5 million for the nine months ended September 30, 2022, compared to the same period of 2021. Service charges on deposits increased $579 thousand, or 40%, ATM and check card fees increased $426 thousand, or 21%, wealth management fees increased $306 thousand, or 15%, and other operating income increased $178 thousand, or 60%. The increases were partially offset by a $192 thousand, or 46%, decrease in brokered mortgage fees.

The increases in service charges on deposits and ATM and check card fees were favorably impacted by an increase in customer transactions and addition of customers from the acquisition of The Bank of Fincastle on July 1, 2021. The increase in wealth management income was attributable to an increase in the number of client accounts. The increase in other operating income was due primarily to a $170 thousand death benefit payment received from a bank-owned life insurance policy.  Brokered mortgage fees decreased from a reduction in the number of mortgage loans originated.

Noninterest Expense

Three Month Period Ended September 30, 2022

Noninterest expense decreased $343 thousand, or 4%, to $9.1 million for the three-month period ended September 30, 2022, compared $9.4 million for the same period one year ago. The decrease was primarily attributable to a $272 thousand, or 5% decrease in salaries and employee benefits, a $225 thousand, or 38%, decrease in legal and professional expense, and a $222 thousand, or 48%, decrease in data processing expense, which were partially offset by a $276 thousand, or 30% increase in other operating expense and an $85 thousand, or 56%, increase in bank franchise tax expense.

Costs related to the acquisition of Fincastle and the acquisition of the loan portfolio and branch assets from SmartBank totaled $1.3 million in the third quarter of 2021 and had a significant impact on the decrease in noninterest expense when comparing the third quarter of 2022 to the same period of 2021, as merger related costs decreased to $0 for the three months ended September 30, 2022. The decreases in merger related costs impacted legal and professional expense and data processing expense comparing the periods. The decrease in salaries and employee benefits reflected the reduction of operating costs and efficiencies created from the merger of Fincastle into First Bank.

The increase in other operating expense resulted primarily from an increase in education and training, courier and armored services, and an increase in losses related to customer account fraud. Bank franchise tax increased primarily from the growth of the balance sheet that resulted from the Fincastle acquisition.

Nine Month Period Ended September 30, 2022

Noninterest expense increased $3.9 million, or 17%, to $26.6 million for the nine-month period ended September 30, 2022, compared to $22.7 million for the same period one year ago. The increase was primarily attributable to a $2.7 million, or 21% increase in salaries and employee benefits, a $342 thousand, or 25%, increase in equipment expense, a $310 thousand, or 23%, increase in occupancy expense, a $154 thousand, or 19%, increase in ATM and check card expense, a $159 thousand, or 68%, increase in FDIC assessment, a $98 thousand, or 20%, increase in marketing, a $199 thousand, or 40%, increase in bank franchise tax, and a $786 thousand, or 36%, increase in other operating expense. These increases were partially offset by a $731 thousand, or 40%, decrease in legal and professional fees and a $185 thousand, or 21% decrease in data processing expense.

The increases were primarily attributable to the increase in the number of employees, branch offices and customers that resulted from the acquisition of Fincastle on July 1, 2021 and the acquisition of the loan portfolio, branch assets and the addition of employees from SmartBank on September 30, 2021. The decreases in legal and professional fees and data processing were primarily attributable to merger related costs during the first nine months of 2021. Merger related expenses totaled $20 thousand for the first nine months of 2022 compared to $2.0 million for the same period of 2021.

Income Taxes

Three Month Period Ended September 30, 2022

Income tax expense increased $455 thousand for the third quarter of 2022, compared to the same period one year ago. The effective tax rate for the third quarter of 2022 was 18.6% compared to 19.0% for the same period in 2021. The reduced effective tax rate for 2022 was the result of lower non-deductible expenses and higher non-taxable income in 2022 compared to 2021. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three months ended September 30, 2022, and 2021. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income, and income from bank owned life insurance. A more detailed discussion of the Company’s tax calculation is contained in Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Nine Month Period Ended September 30, 2022

Income tax expense increased $731 thousand, or 35%, for the first nine months of 2022 compared with the same period in 2021.  The effective tax rate for the first nine months of 2022 was 19.0% compared with 20.4% for the same period in 2021. Like the three month period ended September 30, 2022, the reduced effective tax rate for 2022 was also the result of lower non-deductible expenses and higher non-taxable income in 2022 compared to 2021.

Financial Condition

General

Assets totaled $1.4 billion on September 30, 2022, which was a slight decrease of $5.8 million from December 31, 2021. Although there was not a significant change in total assets, the asset composition changed notably as total loans increased by $81.4 million, or 10%, to $906.5 million and resulted in a loan-to-asset ratio of 66% compared to 59% at year-end. While loans increased, interest-bearing deposits in banks decreased by $104.3 million to $53.0 million, or 4% of total assets compared to 11% of total assets at year-end.

Total liabilities increased by $12.1 million to $1.3 billion on September 30, 2022, compared to December 31, 2021, as total deposits increased by $17.3 million and was partially offset primarily by a $5.0 million decrease in subordinated debt. Deposits totaled $1.3 billion and was an increase of $17.3 million, or 1%, from December 31, 2021. The deposit composition changed slightly as noninterest-bearing demand deposits increased by $25.1, or 6%, to $438.3 million and represented 35% of total deposits, up from 33% of total deposits at year-end.  While noninterest-bearing deposits increased, savings and interest-bearing deposits and time deposits decreased slightly as a percentage of total deposits. On January 1, 2022, the Company repaid $5.0 million of subordinated debt with a fixed interest rate of 6.75%.

Total shareholders’ equity decreased $18.0 million to $99.1 million on September 30, 2022, compared to $117.0 million on December 31, 2021. This was primarily attributable to a $28.1 million decrease in accumulated other comprehensive (loss) income (AOCI).  The decrease in AOCI was related to unrealized losses in the available-for-sale securities portfolio stemming from market rate increases during the first nine months of 2022.  This decrease was partially offset by a $9.4 million increase in retained earnings.  The Company's capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans, net of the allowance for loan losses, increased $80.8 million to $900.2 million on September 30, 2022, compared to $819.4 million on December 31, 2021. This change was primarily due to increases in residential real estate, commercial real estate, and commercial and industrial loans of $25.4 million, $52.9 million, and $12.6 million, respectively, during the first nine months of 2022.  Construction and land development loans and consumer and other loans decreased by $4.4 million and $3.8 million, respectively, during the same period.

The Bank actively participated as a lender in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) to support local small businesses and non-profit organizations by providing forgivable loans. Loan fees received from the SBA are accreted by the Bank into income evenly over the life of the loans, net of loan origination costs, through interest and fees on loans. PPP loans totaled $471 thousand on September 30, 2022, and the loans are scheduled to mature in the first and second quarters of 2026. The total amount of deferred PPP income, net of origination costs, that has not yet been recognized through interest and fees on loans totaled $8 thousand on September 30, 2022. The Company believes the loans will ultimately be forgiven and repaid by the SBA in accordance with the terms of the program. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through additional provision for loan losses charged to earnings.

During the fourth quarter of 2020, the Bank modified terms of certain loans for customers that continued to be negatively impacted by the pandemic. The loan modifications lowered borrower loan payments by allowing interest only payments for periods ranging between 6 and 24 months. All loans that were modified have resumed original contractual loan payments as of September 30, 2022.

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

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Loans greater than 90 days past due and still accruing totaled $306 thousand at September 30, 2022.  There were no loans greater than 90 days past due and still accruing at December 31, 2021. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across the loan portfolio.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (net of selling costs), and the probability of collecting scheduled principal and interest payments when due. Additionally, management generally evaluates substandard and doubtful loans greater than $250 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value of the collateral, net of selling costs, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company typically does not separately identify individual consumer, residential, and certain small commercial loans that are less than $250 thousand for impairment disclosures, except for troubled debt restructurings (TDRs) as noted below. The recorded investment in impaired loans totaled $566 thousand and $2.3 million at September 30, 2022 and December 31, 2021, respectively.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status, and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above. There were $110 thousand in loans classified as TDRs as of September 30, 2022 and $1.6 million as of December 31, 2021.

Asset Quality

Management classifies non-performing assets as non-accrual loans and OREO. Non-performing assets totaled $2.1 million and $4.2 million at September 30, 2022 and December 31, 2021, representing approximately 0.15% and 0.30% of total assets, respectively.  OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower and properties originally acquired for, or used in branch operations, but no longer intended to be used for that purpose. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank had $1.6 million and $1.8 million in assets classified as OREO at September 30, 2022 and December 31, 2021, respectively.  OREO included $1.6 million in properties formerly classified as bank premises by The Bank of Fincastle which are now classified as held for sale.

At September 30, 2022, 21% of non-performing assets were comprised of residential real estate loans.  Additionally, 79% was comprised of OREO.  Non-performing assets could increase due to other loans identified by management as potential problem loans. Other potential problem loans are defined as performing loans that possess certain risks, including the borrower’s ability to pay and the collateral value securing the loan, that management has identified that may result in the loans not being repaid in accordance with their terms. Other potential problem loans totaled $304 thousand and $1.1 million at September 30, 2022 and December 31, 2021, respectively. The amount of other potential problem loans in future periods may be dependent on economic conditions and other factors influencing a customers’ ability to meet their debt requirements.

Loans greater than 90 days past due and still accruing totaled $306 thousand at September 30, 2022.  There were no loans greater than 90 days past due and still accruing at December 31, 2021.

The allowance for loan losses represents management’s analysis of the existing loan portfolio and related credit risks. The provision for loan losses is based upon management’s current estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The allowance for loan losses totaled $6.3 million at September 30, 2022 and $5.7 million December 31, 2021, representing 0.69% and 0.69% of total loans, respectively. For further discussion regarding the allowance for loan losses, see “Provision for Loan Losses” above.

Provision for loan losses totaling $99 thousand, $331 thousand, $69 thousand, and $123 thousand were recorded in the construction and land development, other real estate, commercial and industrial, and consumer and other loan classes, respectively, during the nine months ended September 30, 2022.  The provisions were offset by a recovery of loan losses of $22 thousand in the 1-4 family residential loans class.  For more detailed information regarding the provision for (recovery of) loan losses, see Note 4 to the Consolidated Financial Statements.

Impaired loans totaled $566 thousand and $2.3 million at September 30, 2022 and December 31, 2021, respectively. There was no related allowance for loan losses recorded for these loans at September 30, 2022. The related allowance for loan losses provided for these loans totaled $55 thousand at December 31, 2021. The average recorded investment in impaired loans during the nine months ended September 30, 2022 and the year ended December 31, 2021 was $1.4 million and $4.5 million, respectively. Included in the impaired loans total are loans classified as TDRs totaling $110 thousand and $1.6 million at September 30, 2022 and December 31, 2021, respectively. Loans classified as TDRs represent situations in which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship. As of September 30, 2022, none of these TDRs were performing under the restructured terms and all were considered non-performing assets.

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

On September 30, 2022 securities totaled $333.2 million, an increase of $8.5 million, or 2.6%, from $324.7 million at December 31, 2021. Investment securities are comprised of U.S. Treasury securities, U.S. agency and mortgage-backed securities, obligations of state and political subdivisions, corporate debt securities, and restricted securities. As of September 30, 2022, neither the Company nor the Bank held any derivative financial instruments in their respective investment security portfolios. Gross unrealized gains in the available for sale portfolio totaled $133 thousand and $2.0 million at September 30, 2022 and December 31, 2021, respectively. Gross unrealized losses in the available for sale portfolio totaled $30.3 million and $2.6 million at September 30, 2022 and December 31, 2021, respectively. Gross unrealized gains in the held to maturity portfolio totaled $0 and $242 thousand at September 30, 2022 and December 31, 2021, respectively.  Gross unrealized losses in the held to maturity portfolio totaled $12.0 million and $66 thousand at September 30, 2022 and December 31, 2021. Investments in an unrealized loss position were considered temporarily impaired at September 30, 2022 and December 31, 2021. The change in the unrealized gains and losses of investment securities from December 31, 2021 to September 30, 2022 was related to changes in market interest rates and was not related to credit concerns of the issuers.

On September 1, 2022, the Bank transferred 24 securities designated as available for sale with a combined book value of $82.2 million, market value of $74.4 million, and unrealized loss of $7.8 million, to securities designated held to maturity. The unrealized loss is being amortized monthly over the life of the securities with an increase to the carrying value of securities and a decrease to the related accumulated other comprehensive loss, which is included in the shareholders’ equity section of the Company’s balance sheet. The amortization of the unrealized loss on the transferred securities totaled $157 thousand, or $124 thousand net of tax, for the third quarter of 2022. The securities selected for transfer had larger potential decreases in their fair market values in higher interest rate environments than most of the other securities in the available-for-sale portfolio and included U.S. Treasury, agency, municipal and commercial mortgage-backed securities. The securities were transferred to mitigate the potential unfavorable impact that higher market interest rates may have on the carrying value of the securities and on the related accumulated other comprehensive loss. Securities designated as held to maturity are carried on the balance sheet at amortized cost, while securities designated as available for sale are carried at fair market value.

At September 30, 2022, the securities portfolio was comprised of $176.4 million of securities available for sale and $154.9 million of securities held to maturity compared to $289.5 million and $33.4 million at December 31, 2021, respectively.  Securities held to maturity increased by $43.8 million during the first nine months of 2022 as a result of the transfer disclosed above and new purchases as a part of the Company's strategy to mitigate the risk of potential fluctuations in value and the related impact on total shareholders' equity.

Deposits

At September 30, 2022, deposits totaled $1.3 billion, an increase of $17 thousand, from $1.2 billion at December 31, 2021. There was a slight change in the deposit mix when comparing the periods. At September 30, 2022, noninterest-bearing demand deposits, savings and interest-bearing demand deposits, and time deposits composed 34%, 55%, and 11% of total deposits, respectively, compared to 33%, 57%, and 10% at December 31, 2021.

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

At September 30, 2022, cash, interest-bearing and noninterest-bearing deposits with banks, securities, and loans maturing within one year totaled $163.4 million. At September 30, 2022, 9.6% or $86.7 million of the loan portfolio matured within one year. Non-deposit sources of available funds totaled $300.7 million at September 30, 2022, which included $204.6 million of secured funds available from Federal Home Loan Bank of Atlanta (FHLB), $45.2 million of secured funds available through the Federal Reserve Discount Window, and $51.0 million of unsecured federal funds lines of credit with other correspondent banks.

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

The minimum capital level requirements applicable to the Bank under the final rules are as follows: a new common equity Tier 1 capital ratio of 4.5%; a Tier 1 capital ratio of 6%; a total capital ratio of 8%; and a Tier 1 leverage ratio of 4% for all institutions. The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer was phased-in over four years and, as fully implemented effective January 1, 2019, requires a buffer of 2.5% of risk-weighted assets. This results in the following minimum capital ratios beginning in 2019: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Management believes, as of September 30, 2022 and December 31, 2021, that the Bank met all capital adequacy requirements to which it is subject, including the capital conservation buffer.

The following table shows the Bank’s regulatory capital ratios at September 30, 2022:

First Bank
Total capital to risk-weighted assets	14.18%
Tier 1 capital to risk-weighted assets	13.52%
Common equity Tier 1 capital to risk-weighted assets	13.52%
Tier 1 capital to average assets	9.27%
Capital conservation buffer ratio(1)	6.18%

(1)

Calculated by subtracting the regulatory minimum capital ratio requirements from the Company’s actual ratio for Common equity Tier 1, Tier 1, and Total risk based capital. The lowest of the three measures represents the Bank’s capital conservation buffer ratio.

The prompt corrective action framework is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:” a common equity Tier 1 capital ratio of 6.5%; a Tier 1 capital ratio of 8%; a total capital ratio of 10%; and a Tier 1 leverage ratio of 5%. The Bank met the requirements to qualify as "well capitalized" as of September 30, 2022 and December 31, 2021.

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

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The CARES Act temporarily lowered the tier 1 leverage ratio requirement to 8% until December 31, 2020. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the "well-capitalized" ratio requirements under the prompt corrective action regulations and will not be required to report or calculate risk-based capital. Although, the Company did not opt into the CBLR framework at September 30, 2022, it may opt into the CBLR framework in a future quarterly period.

On October 12, 2022 the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company is authorized to repurchase up to $5.0 million of the Company’s outstanding common stock through December 31, 2023.  As of November 10, 2022, there have been no stock repurchases under the plan.

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

Commitments to extend credit, which amounted to $163.1 million at September 30, 2022, and $161.4 million at December 31, 2021, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized as deemed necessary and may or may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. At September 30, 2022 and December 31, 2021, the Bank had $21.4 million and $18.9 million in outstanding standby letters of credit, respectively.

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

The interest rate swaps qualified and are designated as cash flow hedges. The Company’s cash flow hedges effectively modify the Company’s exposure to interest rate risk by converting variable rates of interest on $9.0 million of the Company’s junior subordinated debt to fixed rates of interest. The cash flow hedges end and the junior subordinated debt matures between June 2034 and October 2036. The cash flow hedges’ total notional amount is $9.0 million. At September 30, 2022, the cash flow hedges had a fair value of $2.7 million, which is recorded in other assets. The net gain/loss on the cash flow hedges is recognized as a component of other comprehensive (loss) income and reclassified into earnings in the same period(s) during which the hedged transactions affect earnings. The Company’s derivative financial instruments are described more fully in Note 16 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following documents are attached hereto as Exhibits:

3.1	Bylaws of First National Corporation (attached as Exhibit 3.1 to the Company's current report on Form 8-K filed October 26, 2022 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer, Section 302 Certification.

31.2	Certification of Chief Financial Officer, Section 302 Certification.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

The following materials from First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from First National Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL CORPORATION
(Registrant)

/s/ Scott C. Harvard	November 10, 2022
Scott C. Harvard	Date
President and Chief Executive Officer

/s/ M. Shane Bell	November 10, 2022
M. Shane Bell	Date
Executive Vice President and Chief Financial Officer